Form 10-K
period 1993-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1994-03-17
CIK 18926

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

             [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1993

                                         or

            [   ] Transition Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

                        Commission file number         1-7784

                         CENTURY TELEPHONE ENTERPRISES, INC.

             A Louisiana Corporation         I.R.S. Employer Identification
                                                     No. 72-0651161

                   100 Century Park Drive, Monroe, Louisiana 71203

                           Telephone number (318) 388-9500

          Securities registered pursuant to Section 12(b) of the Act:Common Stock, par value $1.00

          Exchange on which registered:New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X]  No [    ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
          III of this Form 10-K or any amendment to this Form 10-K.  [    ]

          As of February 28, 1994, the aggregate market value of voting stock held by non-affiliates (affiliates being for this purpose only directors and executive officers) was approximately $1,378,192,000.

          As of February 28, 1994, there were 53,230,538 shares of common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of the Proxy Statement prepared in connection with the 1994 annual meeting of shareholders are incorporated in Part III of this Report.

          Appendix I of the Prospectus forming a part of Registration Statement No. 33-50791 filed January 12, 1994 pursuant to Rule 424(b)(5) is incorporated in Part IV of this Report.

                                       PART I



          Item 1.    Business.


              Century Telephone Enterprises, Inc. ("Century") is a regional diversified telecommuni-cations company that is primarily engaged in providing traditional telephone services and mobile

          communications services.  For the year ended December 31, 1993,

          telephone operations and mobile communications operations provided

          80% and 20%, respectively, of the consolidated revenues of Century and its subsidiaries (the "Company").  All of the Company's operations are conducted within the continental United States.



              At December 31, 1993 the Company's telephone subsidiaries

          operated over 434,000 telephone access lines, primarily in rural,

          suburban and small urban areas in 14 states, with the largest customer bases located in Wisconsin, Louisiana, Michigan, Ohio and

          Arkansas.  Based on the number of access lines served, the Company is the fifteenth largest local exchange telephone company in the

          United States.



              Whenever used herein with respect to the Company, (i) the term

          "pops" means the population of licensed cellular telephone markets

          (based on 1993 population estimates of Donnelly Marketing

          Information Services) multiplied by the Company's proportionate equity interests in the licensed operators thereof, (ii) the term

          "MSA" means any Metropolitan Statistical Area for which the

          Federal Communications Commission (the "FCC") has granted a cellular operating license and (iii) the term "RSA" means any

          Rural Service Area for which the FCC has granted a cellular operating license.



              Through its cellular operations, including those operations acquired in February 1994, the Company controls approximately 7.1 million pops in 27 MSAs, primarily concentrated in Michigan,

          Louisiana, Mississippi and Texas, and 32 RSAs, most of which are in Michigan, Louisiana, Arkansas and Wisconsin.  The Company is

          the majority owner and operator in 18 of the MSAs and 13 of the

          RSAs, which collectively represent 5.5 million pops, and has minority interests in nine other MSAs and 19 other RSAs, which collectively represent 1.6 million pops.  Of the Company's 7.1 million pops, approximately 73% are attributable to the Company's

          MSA interests, with the balance attributable to its RSA interests.

          Based on the population of the Company's majority-owned and operated MSAs and RSAs, the Company is the fifteenth largest operator of cellular telephone systems in the United States.  At

          December 31, 1993, the Company's majority-owned cellular systems had more than 116,000 cellular subscribers, not including approximately 28,000 subscribers acquired by the Company in connection with its February 1994 acquisition of Celutel, Inc.

          described further below.  The Company also provides paging services to customers residing in Louisiana and Michigan in conjunction with the operation of its cellular systems.



              The FCC has awarded only two licenses to provide cellular

          service in each market.  During its licensing process, the FCC reserved one license for companies offering local telephone service in the market (the wireline carrier) and one license for entities unaffiliated with the local telephone company (the non-

          wireline carrier).  Each of the MSAs that the Company operated as of December 31, 1993 and all but one of the RSAs operated by the

          Company are wireline markets.



              In April 1993 the Company acquired San Marcos Telephone

          Company, Inc. ("SMTC") and SM Telecorp, Inc., an affiliate of

          SMTC.  As a result of these acquisitions, the Company acquired approximately 22,500 telephone access lines in and around San

          Marcos, Texas, along with a 35% ownership interest in the Austin,

          Texas MSA wireline cellular market and a 9.6% interest in the

          Texas RSA #16 wireline cellular market, together representing approximately 327,000 pops.



              In September 1993 the Company signed a definitive merger

          agreement to acquire a local exchange telephone company in

          Michigan which serves approximately 2,400 access lines and owns approximately 11% (representing approximately 33,000 pops) of a

          Michigan cellular partnership which holds the wireline licenses for two RSA cellular markets operated by the Company.  This transaction is expected to be completed in March 1994.



              In February 1994 the Company acquired Celutel, Inc.

          ("Celutel"), which provides cellular mobile telephone services to approximately 28,000 customers in three MSA non-wireline cellular markets in Mississippi and two MSA non-wireline cellular markets in Texas which have a combined population of 1.4 million.

          Celutel's share of the pops is approximately 1.1 million.



              The Company is continually evaluating the possibility of

          acquiring additional telephone access lines and cellular interests in exchange for either cash, securities or both.  Although the

          Company's primary focus will continue to be on acquiring telephone and cellular interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired.

              Partially as a result of 1993 acquisitions, the Company also provides long distance, operator and interactive services in certain local and regional markets, as well as certain printing and related services.  The results of these operations, which are not material individually or in the aggregate, are recorded for financial reporting purposes as other income, net.



              Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years.  Century's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana

          71203 and its telephone number is (318) 388-9500.  As of December

          31, 1993, the Company employed approximately 2,800 persons, of which approximately 200 were covered by a collective bargaining agreement.



                                TELEPHONE OPERATIONS



              The Company is the fifteenth largest local exchange telephone company in the United States, based on the more than 434,000 access lines it served at December 31, 1993.  An access line is a single or multi-party circuit between a customer's business or residence and a central switching office.  Through its operating telephone subsidiaries, Century provides services to predominately rural, suburban and small urban markets in 14 states, with

          Wisconsin, Louisiana, Michigan, Ohio and Arkansas accounting for the greatest share of access lines served.



              Future growth in telephone operations is expected to be

          derived from (i) acquiring additional telephone companies, (ii)

          providing service to new customers, (iii) upgrading existing customers to higher grades of service, (iv) increasing network usage and (v) providing additional services made possible by advances in technology.  For information on developing competitive trends, see "-Regulation and Competition."



              The replacement of mechanical switches with digital switches is an important component of the Company's growth strategy because it allows the Company to offer new services (such as call

          forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines.  In 1993 the Company expanded its list of premium services offered in certain service areas and plans to aggressively market these services in 1994.  In addition, with digital switching the Company has been able to construct central electronic monitoring facilities that allow employees to detect operating malfunctions in digital switches and, in many cases, to correct the malfunctions without a site visit by the Company's personnel, thereby reducing maintenance costs.  Progress toward increased digital switching of
          the Company's telephone systems is demonstrated by the change in the number of digitally switched lines as a percentage of total lines, which increased from 19% in 1982 to 93% in 1993.



              In addition, the Company is installing fiber optic cable in certain areas in which it operates and has provided alternative routing of telephone service over fiber optic cable networks in two of its larger operating areas.



          Services



              The Company's telephone subsidiaries derive revenue from

          providing (i) local telephone services, (ii) network access and long distance services and (iii) other related services.  The following table reflects the percentage of total telephone revenues derived from these respective services:



                                             1993      1992     1991
                                            _________________________

          Local service                      25.4%     26.3      24.9
          Network access and long distance   62.3      61.4      61.6
          Other                              12.3      12.3      13.5
                                            _________________________
                                            100.0%    100.0     100.0
                                            =========================

              Local service revenues are generated by the provision of local exchange telephone services in the Company's franchised service areas.



              Network access and long distance revenues primarily relate to services provided to interexchange carriers (long distance carriers) in connection with the origination and termination of long distance telephone calls.  Substantially all of the Company's interstate network access revenues are derived through pooling arrangements administered by the National Exchange Carrier

          Association ("NECA").  NECA receives access charges billed by the

          Company and other participating local exchange carriers ("LECs")

          to interstate long distance carriers for their use of the

          participating LECs' local exchange networks to complete long distance calls and subsequently distributes these revenues to such

          LECs based on cost separations studies or average schedule settlement agreements.  The charges billed to the long distance carriers are based on tariffed access rates filed with the FCC by

          NECA on behalf of the Company and other participating LECs.

          Interstate revenues as a percentage of total telephone revenues amounted to 32.1%, 31.4% and 31.0% in 1993, 1992 and 1991,

          respectively.

              Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company directly to intrastate long distance carriers.  Such intrastate network access charges are based on access tariffs which are subject to state regulatory commission approval.  Additionally, certain of the Company's telephone subsidiaries' intrastate  network access revenues, along with intrastate long distance revenues, are derived through state pooling arrangements and are determined based on cost separation studies or special settlement

          arrangements.  The various intrastate access charges and state pooling arrangements are intended to compensate LECs for the use of their facilities furnished in originating and terminating intrastate long distance telephone calls.



              Other revenues include revenues related to non-regulated

          telecommunications equipment and services, billing and collection services for interexchange carriers, network facilities leases and directory revenues.



              For further information on the regulation of the Company's revenues, see "-Regulation and Competition."



          Federal Financing Programs



              Certain of the Company's telephone subsidiaries receive long-

          term financing from the Rural Electrification Administration

          ("REA"), the Rural Telephone Bank ("RTB") and the Federal

          Financing Bank ("FFB").  The REA has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas.  The REA continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of money to the United States

          government.  The RTB, established in 1971, makes long-term loans at an interest rate based on its average cost of funds as

          determined by statutory formula (6.35% for the fiscal year ended

          September 30, 1993), and in some cases makes loans concurrently with REA loans.  In addition, the REA guarantees certain loans made to telephone companies by the FFB or other qualified lenders.

          A significant portion of the Company's telephone plant is pledged or is subject to mortgages to secure obligations of the Company's telephone subsidiaries to the REA, RTB and FFB.  The amount of common stock dividends that may be paid by the Company's

          telephone subsidiaries is limited by certain financial

          requirements set forth in the mortgages.



              Certain of the Company's telephone subsidiaries have made

          applications for additional loans from the REA and RTB and intend to make further applications as needs arise.  There is no

          assurance that these applications will be accepted or that the terms or interest rates of any future
          loan commitments will remain favorable.  Federal budget proposals which could significantly reduce the availability of new loan commitments to the Company's telephone subsidiaries under the REA and RTB programs in future fiscal years were considered in recent years and are expected to continue to be considered.  If the

          Company's telephone subsidiaries are unable to borrow additional funds through the REA and RTB programs and are forced to borrow from conventional lenders at market rates, the Company's cost of new loans might increase.



              For additional information regarding the Company's financings,

          see the Company's consolidated financial statements included in

          Item 8 herein.



          Regulation and Competition



              Traditionally, LECs have operated as regulated monopolies.

          Consequently, the majority of the Company's telephone operations are regulated by various state regulatory agencies (generally called public service commissions or public utility commissions)

          and by the FCC.  Although it is anticipated that regulation will continue for some time, the form or degree of such regulation is unknown.  As discussed in greater detail below under "-

          Developments Affecting Competition," in recent years various aspects of federal and state regulation have been subject to reexamination and ongoing modification.  As further indicated

          below, it is expected that regulation will decrease and

          competition will increase in the traditionally monopolistic portions of the industry.



              Regulation of Rates and Related Matters.  The FCC regulates the interstate services provided by the Company's telephone subsidiaries.  This regulation primarily consists of the

          regulation of interstate access charges that are billed to interexchange carriers by the Company for use of its local network in connection with the origination and termination of interstate telephone calls.  Additionally, the FCC prescribes rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between services.



              Effective January 1, 1991 the FCC adopted price-cap regulation relating to interstate access rates for the regional Bell

          operating companies and GTE.  An annual opportunity to elect

          price-cap regulation is available for other LECs.   Under price-

          cap regulation, limits imposed on a company's interstate rates will be adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.  This alternative form of regulation took effect for AT&T's interstate rates on July 1, 1989.  In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation.  A LEC electing
          the optional incentive regulatory plan would, among other things,

          file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling

          arrangements.  The Company has not elected price-cap

          regulation or the incentive regulatory plan, but will continue to reevaluate its options on a periodic basis.  Consequently, the

          Company's telephone subsidiaries' authorized interstate access rate of return is 11.25%, which is the rate established by the FCC for LECs not governed by price-cap regulation or the optional incentive regulatory plan.



              The local service rates and intrastate access charges of

          substantially all of the Company's telephone subsidiaries are regulated by state public service commissions.  Most of these commissions also (i) regulate the sale and acquisition of LECs,

          (ii) prescribe depreciation rates and certain accounting

          procedures and (iii) regulate various other matters, including certain service standards and operating procedures.  In certain states, construction and/or financing plans are also subject to regulatory approval.



              In recent years, Ohio, Michigan, Wisconsin and a limited

          number of other state legislatures and regulatory commissions have begun to relax the regulation of LECs, including rates and earnings.  Other states have announced their intention to study these issues and it is expected that several such states,

          including states in which the Company operates, may also relax their regulation of LECs.  This relaxed regulatory oversight of certain of the Company's telephone operations may permit the

          Company to offer new and competitive services faster than under the traditional regulatory process.  Coincident with these efforts is the introduction of competition into traditionally monopolistic segments of the industry.  For a more detailed discussion of these developments, see "-Developments Affecting Competition".



              Substantially all of the state commissions that have

          regulatory jurisdiction over the Company's telephone operations have statutory authority to initiate and conduct earnings reviews of the LECs that they regulate.  The specific limits of their authority vary depending upon the state and their particular statutory authority with respect to rate of return regulation and authorized returns.  As indicated above, several states are moving away from traditional rate of return regulation, which reduces both the incentive and authority that the respective regulatory commissions have with respect to earnings reviews.  Century does not currently have any operating telephone company subject to a formal earnings investigation.  However, all independent LECs in

          Louisiana have been the subject of an informal earnings review by the Louisiana Public Service Commission during 1993.  There is no assurance that this informal review (or any other future review in

          Louisiana or any other state) will not lead to future revenue reductions.  Moreover, in light of the movement away from

          traditional rate of return regulation,
          no assurance can be given that the Company's telephone

          subsidiaries will continue to earn the same rate of return that they achieved in 1993.



              Most of the Company's telephone subsidiaries concur with the common line and traffic sensitive tariffs filed by NECA and participate in the access revenue pools administered by NECA for interstate services.  All of the Company's telephone subsidiaries'

          long distance and intrastate network access revenues are based on access charges, cost separation studies or special settlement arrangements.  See "-Services."



              Recently, the FCC and certain state public utility commissions have explored or implemented initiatives to reduce the funding of certain support mechanisms that have traditionally benefited LECs serving small communities and rural areas.  In 1993 the eight-year phase-in of the FCC's mandated Universal Service Fund ("USF") was completed.  In December 1993 the FCC adopted a provision which places certain limitations, including a cap, on the USF growth rate during 1994 and 1995.  The Company anticipates that,

          subsequent to 1993, revenues from the USF will continue to increase in the near term, but at a lesser percentage rate than that associated with recent prior periods. The FCC has announced that it intends to comprehensively study the USF during 1994 and

          1995 to determine if permanent rule changes should be effected.

          In addition, the Public Service Commission of Wisconsin ("PSCW")

          has ordered the existing Wisconsin state support fund to be phased-out over one and one-half years beginning July 1, 1993.

          Certain of the Company's subsidiaries affected by the order have filed requests with the PSCW to receive increased rates and/or compensation which could potentially offset some or all of the amounts that those subsidiaries have been receiving from such support fund.  All such additional revenue must be justified based on each subsidiary's financial need as demonstrated by an

          expedited rate case.



              Certain long distance carriers have requested the Company to reduce intrastate access tariffed rates for certain of its telephone subsidiaries.  Although intrastate access tariffed rates are  subject to state regulatory commission approval, there is no assurance that final resolution of these requests will not result in reduced intrastate access revenues.



              Developments Affecting Competition.  Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in certain sectors of the telephone industry, including interstate and intrastate toll, special access services and customer premise equipment.  In 1992 the FCC took a step toward introducing competition in the local exchange access business by ordering that competitive access providers,

          interexchange carriers and others
          have the right to directly interconnect facilities to the central offices of certain larger (Tier One) telephone companies for the provision of interstate special transport access services.  The intent of this order and other related FCC decisions

          is to allow interstate special access competition with

          telephone companies and provide telephone companies with

          limited pricing flexibility.  In a related proceeding the

          FCC also issued proposals to expand competitive interconnection to LECs'  switched access services in the future.

          Principally as a result of these and other regulatory actions,

          competition from competitive access providers and others has increased and is expected to continue to increase.  Certain states are considering steps that would further introduce competition into the LEC business.  Moreover, certain well-established interexchange carriers have publicly announced their desire to enter the LEC business.  Although local exchange competition and competitive access are expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located, there is no assurance that these developments will not have an adverse effect on the Company in the future.



              Certain providers and users of toll service may seek to bypass

          LECs' switching services and local distribution facilities,

          particularly if services are not strategically priced.  There are three primary ways which users of toll service may bypass the

          Company's switching services.  First, users may construct and operate or lease facilities to transmit their traffic to an interexchange carrier.  Second, certain interexchange carriers provide services which allow users to divert their traffic from

          LECs' usage-sensitive services to their flat-rate services.

          Third, users may choose to use mobile communications services to bypass LECs' switching services.  Within the past two years, each of the three largest interexchange carriers in the United States has acquired, or has entered into preliminary or definitive agreements to acquire interests in mobile communications

          companies, presumably in part to obtain bypass capabilities.

          Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the impact of such loss on revenues has not been significant.  The Company and the exchange carrier industry are seeking to address bypass by adopting flexible pricing of access and toll services where appropriate, although no assurance can be given as to the ultimate outcome of these efforts.



              As the mobile communications industry matures, the Company anticipates that existing and emerging mobile communications technologies will increasingly compete with traditional LEC services.  Technological and regulatory developments in cellular telephone, personal communications services, digital microwave,

          coaxial cable, fiber optics and other wired and wireless

          technologies are expected to further permit the development of alternatives to traditional
          landline services .  For further information on these

          developments, see "Mobile Communications Operations - Regulation

          and Competition."



              In connection with the well-publicized convergence of

          telecommunications, cable, video, computer and other technologies,

          several large companies have recently announced plans to offer products that would significantly enhance current communications and data transmission services and, in some instances, introduce new two-way video, entertainment, data, consumer and other multimedia services.  In particular, several large cable

          television companies have announced plans that, if successfully implemented, could provide significant competition with LECs'

          traditional services.  Other companies with wireline experience

          (including electric utilities) are expected to explore

          opportunities in this market, along with wireless companies and other emerging technology companies.  Although the development of new multimedia services is expected to initially have a greater effect on larger urban areas, no assurance can be given as to how the offering of these products or services by others will affect the Company.  For information on the effects of these developments on the Company's cellular operations, see "Mobile Communications

          Operations - Regulation and Competition."



               Several bills have been filed in the U. S. Congress that have the potential to significantly alter the telecommunications industry and its regulatory framework.  Several of these bills are designed to promote local telephone competition and obligate LECs to provide competitors with universal access to their networks and facilities.  Several others are designed to remove barriers of entry to several lines of telecommunications businesses, including current barriers that prohibit the regional Bell operating companies and others from providing interstate and intrastate services and that prohibit LECs from providing cable television services.  In addition, the Clinton administration and Congress have proposed legislative and regulatory initiatives to promote wireless technologies as part of the development of a national information infrastructure.  Although it is currently impossible to assess the ultimate effect of these initiatives, there can be no assurances that those bills, or others that may follow, will not materially affect the Company's telephone or cellular

          operations.



              The Company anticipates that the traditional operations of

          LECs will increasingly be affected by continued technological developments and continued legislative and regulatory initiatives affecting the ability of LECs to provide new services and the ability of cable companies, interexchange carriers, competitive access providers and others to provide competitive LEC services.

          The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial test markets (which are expected to be large urban areas) and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.



                          MOBILE COMMUNICATIONS OPERATIONS



              The Company is the fifteenth largest operator of cellular

          telephone systems in the United States, based on the population of the Company's majority-owned and operated MSAs and RSAs.  The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers.  Rather, this term is frequently used as a basis for comparing the size of cellular system operators.  At December 31, 1993, the Company's pops exceeded 5.9 million.  Over 1.1 million additional pops were acquired in the February 1994 acquisition of Celutel.  Of the approximately 7.1 million pops controlled by the Company,

          approximately 5.2 million (73%) are applicable to MSAs and approximately 1.9 million (27%)  are RSA pops.



          Cellular Industry



              The cellular telephone industry has been in existence for just over ten years in the United States.  Although the industry is relatively new, it has grown significantly during this period.

          According to the Cellular Telecommunications Industry Association,

          at December 31, 1993 there were estimated to be approximately 16 million cellular customers across the United States.  Cellular service is now available to substantially all areas of the United

          States.



              Cellular mobile telephone technology was developed in response to certain limitations of conventional mobile telephone systems.

          Compared to such conventional systems, cellular mobile telephone service is capable of high-quality, high-capacity communications to and from vehicle-mounted and hand-held radio telephones.  While conventional mobile systems limit the number of people who can utilize the service simultaneously, cellular systems, if properly designed and equipped, are capable of handling thousands of calls at any given time and are capable of providing service to tens of thousands of subscribers in a market.



              In a cellular telephone system, the licensed service area is subdivided into geographic areas or cells.  Each cell has its own transmitter and receiver that communicates by radio signal with cellular telephones located within the cell.  Each cell is connected by a telephone circuit or microwave to a Mobile

          Switching Center ("MSC"), which in turn is connected to the worldwide telephone network.

              Communications within a cellular system are controlled by the

          MSC through a transfer process as a cellular telephone user moves from one cell to another.  In this process, when the signal strength of a call declines to a predetermined level, the MSC determines if the signal strength from an adjacent cell is greater and, if so, transfers the call to the adjacent cell.  Software which facilitates the transfer between adjacent cells of different cellular systems using equipment of different manufacturers has been implemented by the Company in certain markets.



              Cellular telephone systems have higher subscriber capacity than conventional mobile telephone systems because of the

          substantial frequency spectrum allocated to these systems by the

          FCC and because frequencies can be reused throughout the system.

          Frequency reuse is possible because the transmission power of cell site equipment and mobile units is relatively low.  Therefore,

          signals on the same channel will not interfere with each other if they are transmitted in cells that are sufficiently far apart.

          Reuse multiplies the capacity of channels available to the system operator and thereby increases the telephone calling capacity.



              Until recently, substantially all of the radio transmissions of cellular systems were conducted on an analog basis.

          Technological developments involving the application of digital radio technology may offer certain advantages over analog

          technologies, including expanding the capacity of mobile

          communications systems, improving voice transmission quality,

          permitting the introduction of new services, and otherwise making such systems more efficient, more accessible, more private and eventually less expensive.  Providers of certain competitive services are currently incorporating digital technology into their operations, and may be expected to continue to do so in the future.  See "-Regulation and Competition-Developments Affecting

          Competition."



              In recent years certain cellular carriers have begun to

          install digital cellular voice transmission facilities in certain larger markets.  During 1993 the Company upgraded certain portions of its cellular systems in Louisiana and Michigan to be capable of providing digital service in the future.  The Company will continue to monitor the development and implementation of this technology to determine when it will become beneficial for the

          Company to install digital cellular voice transmission facilities.

          See "-Regulation and Competition-Developments Affecting

          Competition."

          Strategy



              The Company's business development strategy for its cellular telephone operations is to secure operating control of service areas that are geographically clustered.  Clustered cellular systems aid the Company's marketing efforts and provide various operating and service advantages.  After giving effect to those operations acquired in February 1994, 51% of the Company's pops in markets operated by the Company were in a single, contiguous cluster of eight MSAs and six RSAs in Michigan; another 19% were in a cluster of four MSAs and seven RSAs in northern and central

          Louisiana, southern Arkansas and eastern Texas.



              Another component of the Company's strategy for cellular

          operations includes capturing revenues from roaming service.

          Roaming service revenues are derived from calls made in one cellular service area by subscribers from other service areas.

          Roaming service is made possible by technical standards requiring that cellular telephones be functionally compatible with the cellular systems in all United States market areas.  The Company charges premium rates (compared to rates charged to the Company's customers) for roaming service provided to most non-Company customers.  The Company's Michigan cellular properties include a significant portion of the interstate highway corridor between

          Chicago and Detroit, and its Louisiana properties include an east-

          west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area.



              In connection with its February 1994 acquisition of Celutel,

          the Company acquired over 84 percent of the Biloxi/Gulfport,

          Mississippi MSA and over 82% the Pascagoula, Mississippi MSA.

          The interstate highway between New Orleans, Louisiana and Mobile,

          Alabama spans these markets.  In connection with this acquisition,

          the Company also acquired over 86% interest in the  Jackson,

          Mississippi MSA; over 77% in the Brownsville, Texas MSA; and over

          67% in the McAllen, Texas MSA.  Jackson is the state capital and is located in central Mississippi where two  interstate highways intersect. The MSAs in Texas are adjacent to Mexico and consist of urban, resort, farm and ranch areas and include two Foreign Trade

          Zones.



          Marketing



              The Company coordinates the marketing strategy for each

          cellular system in which it has a majority interest.  The

          Company's cellular sales force consists of approximately 60 sales employees and approximately 200 independent agents.  Each sales employee and independent agent solicits cellular customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions.  The Company advertises its services through various means, including direct mail, billboard, magazine, radio,

          television and newspaper advertisements.



              The Company is a founding partner and participant in a

          national alliance of 15 leading mobile communications companies which is marketing a national brand of cellular service under the name MobiLink.  This cellular alliance offers a customer

          satisfaction guarantee and certain quality standards.



          Services, Customers and System Usage



              There are a number of different types of cellular telephones,

          all of which are currently compatible with cellular systems nationwide.  The Company sells a full range of vehicle-mounted,

          transportable, and hand-held portable cellular telephones.

          Features offered in the cellular telephones sold by the Company include hands-free calling, repeat dialing, horn alert and others.



              The Company's customers are able to choose from a variety of packaged pricing plans which are designed to fit different calling patterns.  The Company typically charges its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls.  Custom-calling features provided by the

          Company include call-forwarding, call-waiting, three-way calling and no-answer transfer.  The Company offers a voice message service in many of its markets.  This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.



              Cellular customers come from a wide range of occupations.

          They typically include a large proportion of individuals who work outside of their office, such as employees in the construction,

          real estate, wholesale and retail distribution businesses, and professionals.  More customers are selecting portable and other transportable cellular telephones as these units become more compact and fully featured, as well as more attractively priced.

          It is anticipated that average revenue per customer will continue to decline as additional non-commercial customers who generate fewer local minutes of use are added as subscribers and as roaming revenues grow more slowly.



              An added service offered by the Company allows a customer to place or receive a call in a cellular service area away from the customer's home market area.  The Company has entered into

          "roaming agreements" with operators of other cellular systems covering virtually all systems in
          the United States.  These agreements offer the Company's customers the opportunity to roam in these systems.  These reciprocal agreements automatically pre-register the customers of the Company's system in the other carriers' systems.  Also, a customer of a participating non-Company system traveling in a market operated by the Company where this arrangement is in effect is able to automatically make and receive calls on the Company's system.  The charge to a non-Company customer for this service is typically at premium rates, and is billed by the Company to the customer's home system, which then bills the customer.  Occasionally, the Company will enter into reciprocal agreements with other cellular carriers to settle roaming usage at a rate different from such premium rates.  In some instances, based on competitive factors, the Company may charge a lower amount to its customers than the amount actually charged by another cellular carrier for roaming.  The Company anticipates that competitive factors may place downward pressures on charging premium roaming rates.  For additional information on roaming revenue, see"-Strategy."



              During 1993, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to increased holiday season sales.  According to the Cellular

          Telecommunications Industry Association, industry-wide cellular sales have been seasonally strong in the fourth quarter for the past several years.



              The following table summarizes, among other things,  certain information about the Company's customers and market penetration

          (without giving effect to the operations acquired in February

          1994):


                                                   Year Ended or At December 31,
                                                   _____________________________

                                                    1993        1992        1991
                                                    ____        ____        ____
          Majority-owned and operated MSA
            and RSA systems (Note 1):
             Cellular systems operated                 26          25          22
             Total population of systems
               operated                         5,015,463   4,813,985   4,312,712
             Customers (Note 2):
              At beginning of period               73,084      51,083      35,815
              Additions during period              62,564      35,713      27,222
              Disconnects during period            19,164      13,712      11,954
              At end of period                    116,484      73,084      51,083
             Market penetration at end
               of period (Note 3)                    2.32%       1.52%       1.18%
             Construction expenditures (000s)  $   56,070   $  10,806   $  12,387

          All operated MSA and RSA systems
            (Note 4):
             Cellular systems operated                 31          31          26
             Total population of systems
               operated                         6,084,794   5,997,360   4,963,127
             Customers at end of
               period (Note 5)                    124,908      77,106      52,411
             Market penetration at end
               of period                             2.05%       1.29%       1.06%

          ________________

          Notes:
              1. Represents the number of systems in which the Company owned at least a 50% interest and which it operated. The revenues and expenses of these cellular markets are included in the Company's consolidated revenues and expenses.

              2. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in footnote 1.

              3. Computed by dividing the number of customers at the end of the period by the total population of markets in service as estimated by Donnelly Marketing Information Services for the respective years.

              4. Represents the total number of systems that the Company operated, including systems in which it does not own a controlling interest.

              5. Represents the approximate number of revenue-generating cellular telephones served in all systems that the Company operated, including systems in which it does not own a controlling interest.

          The Company's Cellular Interests



               The table below sets forth certain information with respect to the interests in cellular systems that the Company owned or had the right to acquire pursuant to definitive agreements as of December 31, 1993:

                                                                              Other
                                             1993     Ownership   Net 1993   cellular
                                          population  percentage    pops     operator (1)
          ===================================================================================================
          Majority-Owned MSAs
          ___________________
          Grand Rapids, MI                  718,689     97.92%    703,740    PACTEL
          Lansing, MI                       500,081     99.00%    495,080    PACTEL
          Saginaw, MI                       402,331     91.70%    368,938    PACTEL
          Kalamazoo, MI                     298,247     97.92%    292,043    Centennial
          Battle Creek, MI                  190,797     77.94%    148,700    Centennial
          Muskegon, MI                      185,830     97.92%    181,965    PACTEL
          Benton Harbor, MI                 161,539     97.92%    158,179    Masters Cellular
          Jackson, MI                       152,205     99.00%    150,683    Centennial
          Shreveport, LA                    371,681     62.00%    230,442    McCaw
          Alexandria, LA                    150,358    100.00%    150,358    Centennial
          Monroe, LA                        145,654     62.00%     90,305    McCaw
          Jackson, MS  (3)                  406,000     86.06%    349,423    MCTA
          Biloxi-Gulfport, MS  (3)          213,986     84.82%    181,492    Cellular South
          Pascagoula, MS  (3)               120,464     82.57%     99,470    Cellular South
          LaCrosse, WI                       99,124     95.00%     94,168    U. S. Cellular
          McAllen-Edinburg-Mission, TX (3)  419,283     67.27%    282,052    Southwestern Bell Mobile Systems
          Brownsville-Harlingen, TX  (3)    279,597     77.42%    216,456    Southwestern Bell Mobile Systems
          Texarkana, AR/TX                  134,891     89.00%    120,053    McCaw
          _______________________________________________________________
                                          4,950,757             4,313,547
          _______________________________________________________________

                                                                              Other
                                             1993     Ownership   Net 1993   cellular
                                          population  percentage    pops     operator (1)
          ===================================================================================================
          Minority-owned MSAs
          ___________________
          Flint, MI                         504,031      3.04%     15,323     (2)
          Detroit, MI                     4,596,929      3.04%    139,747     (2)
          Appleton/Oshkosh/Neenah, WI       466,005     10.83%     50,468     (2)
          Duluth, MN/WI                     242,628     16.33%     39,621     (2)
          Owensboro, KY                      88,896      5.73%      5,094     (2)
          Little Rock, AR                   528,129     36.00%    190,126     (2)
          Evansville, IN                    316,107      5.73%     18,113     (2)
          Lafayette, LA                     251,746     49.00%    123,356     (2)
          Austin, TX                        850,163     35.00%    297,557     (2)
          _______________________________________________________________
                                          7,844,634               879,405
          _______________________________________________________________
               TOTAL MSAs                12,795,391             5,192,952
          _______________________________________________________________
          RSAs
          ____
          Arizona 2                         224,764     21.30%     47,875     (2)
          Arizona 3                         144,585     58.70%     84,865   Sprint Cellular
          Arkansas 2                         77,044     82.00%     63,176   Sterling Cellular
          Arkansas 3                        101,555     82.00%     83,275   Sterling Cellular
          Arkansas 11                        67,078     89.00%     59,699   Mercury Communications
          Arkansas 12                       188,142     80.00%    150,514   Mercury Communications
          Colorado 6                         62,251     25.00%     15,563     (2)
          Colorado 7                         44,328     20.00%      8,866     (2)
          Iowa 13                            66,743     10.00%      6,674     (2)
          Louisiana 1                       112,382     62.00%     69,677   McCaw
          Louisiana 2                       113,620     62.00%     70,444   Sterling Cellular
          Louisiana 3 (B2)                   93,171     62.00%     57,766   Mid South Cellular
          Louisiana 4                        71,196    100.00%     71,196   Mid South Cellular
          Michigan 3                        151,737     33.43%     50,725   Unitel
          Michigan 5                        149,145     33.43%     49,859   Unitel
          Michigan 6                        140,994     98.00%    138,174   Sterling Cellular
          Michigan 7                        233,450     36.50%     85,209   Sterling Cellular
          Michigan 8                         95,178     97.92%     93,198   Allegan Cellular
          Michigan 9                        289,415     43.38%    125,548   Centennial
          Michigan 10                       132,716     26.00%     34,506     (2)
          Minnesota 6  (3)                  241,382    100.00%    241,382   Cellular 2000
          Minnesota 11                      203,134      9.51%     19,324     (2)
          New Mexico 1                      245,584     22.22%     54,574   Sprint Cellular
          New Mexico 3                       76,635     25.00%     19,159     (2)
          New Mexico 4W                     123,643     35.71%     44,158     (2)
          Texas 7 (B6)                       57,709     89.00%     51,361   McCaw
          Texas 16                          308,447      9.60%     29,611     (2)
          Wisconsin 1                       105,662      8.44%      8,920     (2)
          Wisconsin 2                        83,672     12.81%     10,718     (2)
          Wisconsin 3                       134,703     14.29%     19,243     (2)
          Wisconsin 6                       114,135     28.57%     32,610     (2)
          Wisconsin 10                      126,854     15.00%     19,028     (2)
          _______________________________________________________________
               TOTAL RSAs                 4,381,054             1,916,897
          _______________________________________________________________
               GRAND TOTALS              17,176,445             7,109,849
          ===============================================================

          (1)  To the best of the Company's knowledge.

          (2)  Markets not operated by the Company.

          (3)  Represents a non-wireline interest.



          Certain Considerations Regarding Cellular Telephone Operations



              The cellular industry has a relatively limited operating

          history and there continues to be uncertainty regarding its future.  Among other factors, there is uncertainty regarding (i)

          the continued growth in the number of customers, (ii) the usage and pricing of cellular services, particularly as market

          penetration increases and lower-usage customers subscribe for service, (iii) the number of customers who will terminate service each month, and (iv) the impact of changes in technology,

          regulation and competition, any of which could have a material adverse effect on the Company.  See " - Regulation and

          Competition."



              Management believes that a significant portion of the

          aggregate market value of Century's common stock is represented by the current market value of its cellular interests.  There can be no assurance that the market value of its cellular interests will remain at its current level.  Management believes that decreases in the market value of such interests could materially decrease the trading price of Century common stock.



              The market value of cellular interests is frequently

          determined on the basis of the number of pops controlled by a cellular provider.  The population of a particular cellular market, however, does not necessarily bear a direct relationship to the number of subscribers or the revenues that may be realized from the operation of the related cellular system.  The future market value of the Company's cellular interests will depend on,

          among other things, the success of its cellular operations.



          Paging



              As part of the Company's strategy of focusing its resources in the cellular and telephone businesses, the Company's Florida paging operations were sold during 1991.  The Company continues to provide paging services to customers in Michigan and Louisiana in conjunction with the operation of its majority-owned cellular systems.  As of December 31, 1993, the Company had approximately

          9,500 pagers in service.

          Revenue



              The following table reflects the major revenue categories for the Company's mobile communications operations as a percentage of total mobile communications revenues in 1993, 1992 and 1991.



                                                 1993      1992      1991
                                                 _________________________
          Cellular access fees, toll revenues
              and equipment sales                 80.5%    78.6       72.4
          Cellular roaming                        14.5     14.3       16.4
          Paging services                          5.0      7.1       11.2
                                                 _________________________
                                                 100.0%   100.0      100.0
                                                 =========================

              For further information on these revenue categories, see"-

          Services, Customers and System Usage" and "- Paging."



          Regulation And Competition



              The FCC and various state public utility commissions regulate the licensing, construction, operation, interconnection

          arrangements, sale and acquisition of cellular telephone systems and certain state public utility commissions also regulate certain aspects of pricing by cellular operators.



              Cellular Licensing Process.  The FCC awarded only two licenses to provide cellular service in each market.  Each licensee is required to provide service to a designated portion of the area or population in its licensed area as a condition to maintaining that license.  Initially, one license was reserved for companies offering local telephone service in the market (the wireline carrier) and one license was available for firms unaffiliated with the local telephone company (the non-wireline carrier).  Since mid-1986, the FCC has permitted telephone companies or their affiliates to acquire control of non-wireline licenses in markets in which they do not hold interests in the wireline license.



              The completion of acquisitions involving the transfer of

          control of a cellular system requires prior FCC approval and, in certain cases, receipt of other federal and state regulatory approvals.  Acquisitions of minority interests generally do not require FCC approval.  Whenever FCC
          approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.



              Initial operating licenses are granted for ten-year periods and are renewable upon application to the FCC for periods of ten years.  Licenses may be revoked and license renewal applications denied for cause.  There may be competition for licenses upon the expiration of the initial ten-year terms and there is no assurance that any license will be renewed, although the FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations.  The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and

          1991.



              Five years after initial operating licenses are granted,

          unserved areas within markets previously granted to licensees may be applied for by both wireline and non-wireline entities and by third parties.  The FCC has rules that govern the procedures for filing and granting such applications and has established

          requirements for constructing and operating systems in such areas.

          The Company has not lost, and does not expect to lose, any significant market areas as a result of not providing service to such areas.  In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations respecting the siting and construction of cellular transmitter towers and antennas.



              Competition between cellular providers in each market is

          conducted principally on the basis of services and enhancements offered, the technical quality and coverage of the system, quality and responsiveness of customer service, and price.  Competition may be intense.  For a listing of the Company's competitors in cellular markets operated by the Company, see "- The Company's

          Cellular Interests."  Under applicable law, the Company is required to permit the reselling of its services.  In certain larger markets and in certain market segments, competition from resellers may be significant.  There is also competition for agents.  Some of the Company's competitors have greater assets and resources than the Company.



              Developments Affecting Mobile Communications Competition.

          Continued and rapid technological advances in the communications field, coupled with legislative and regulatory uncertainty, make it impossible to (i) predict the extent of future competition to cellular systems,  (ii) determine which emerging technologies pose the most viable alternatives to the Company's cellular operations,

          or (iii) systematically list each development that may ultimately impact the

          Company's cellular operations.  No assurance can be

          given that current or future technological advances, or

          legislative or regulatory changes, will not impact the Company's cellular operations.



              Several recent FCC initiatives have resulted in the allocation of additional radio spectrum or the issuance of experimental licenses for emerging mobile communications technologies that will or may be competitive with the Company's cellular and telephone operations, including personal communication services ("PCS").

          Due to PCS' next generation, high-capacity digital technology

          (which has been tested under experimental licenses since late

          1989), PCS may be able to offer wireless data, image and other advanced wireless services.  In late 1993, the FCC proposed rules for auctioning up to seven PCS licenses per market, two of which would entitle the licensees to use 30 megahertz ("MHz") of frequency band each, one of which would entitle the licensee to use 20 MHz, and four of which would entitle the licensees to use

          10 MHz each.  These rules would divide the United States into 540 licensed markets, none of which would be co-terminus with current cellular markets.  Under these rules, the Company will be

          permitted to freely pursue PCS licenses outside its cellular markets, but will be limited to acquiring only one 10 MHz block in licensed areas where it controls more than a 20% interest in a cellular licensee and serves more than 10% of the population within the PCS licensed area.  Auctioning of certain PCS licenses is anticipated to commence in 1994.  Due to several pending petitions to reconsider these rules, it is possible that the final rules will be modified.



              In addition to PCS, users and potential users of cellular

          systems may find their communication needs satisfied by other current and developing technologies, several of which may enjoy potential operational and service advantages through their use of digital technology.  The FCC has recently authorized the licensees of certain specialized mobile radio service ("SMR") systems (which currently are generally used by taxicabs and tow truck operators)

          to configure their systems so as to operate in a manner similar to cellular systems.  The Company believes that SMR systems are operating in a majority of its cellular markets.  Certain well-

          established SMR providers have announced their intention to create a nationwide digital mobile communications system to compete with cellular systems, and in connection therewith have sought and obtained financial and other assistance from various other well-

          established telecommunication companies.  Other similar

          communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems.  One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to transmit back to the caller.  Other two-way mobile services may also be competitive with the Company's services. For example, the second generation of cordless telephone technology ("CT-2") will permit the application of this technology to a public environment.



              The FCC has taken various actions to authorize mobile

          satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to land-based stations.  It is anticipated that the first operational satellite-

          based mobile communications system will serve primarily rural customers in North America.  However, other satellite-based systems are being studied and designed, including a worldwide-

          system backed by an international consortium, and no assurance can be given that such systems will not ultimately be successful in augmenting or replacing land-based cellular systems.



              As described further under "Telephone Operations - Regulation and Competition," in connection with the well-publicized

          convergence of telecommunications, cable, video, computer and other technologies, several large companies have recently

          announced plans to offer products that would significantly enhance current communications and data transmissions services and, in some instances, introduce new services.  Although much of the resulting competition is expected to center on wireline services,

          it is anticipated that these developments may also increase competition in the mobile communications industry.  Several wireless data and computer companies are currently developing and,

          in some instances, marketing small hand-held products that may ultimately provide an additional source of competition for cellular systems, and it is anticipated that this trend will continue.



              As also described further under "Telephone Operations -

          Regulation and Competition," several bills have been filed in the

          U.S. Congress that have the potential to significantly alter the telecommunications industry, including various bills that focus on the mobile communications industry.



              It is uncertain how PCS, SMR, CT-2, mobile satellites and

          other emerging technologies will ultimately affect the Company.

          However, PCS, SMR, CT-2 and mobile satellites are not anticipated to be significant sources of competition in the Company's markets in the near term.  Moreover, management believes that equipping its current cellular networks with digital enhancements and applying new microcellular technologies may permit its cellular systems to provide services comparable with the emerging

          technologies described above, although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

              Paging.  There is vigorous competition for paging customers in most of the areas served by the Company.  Some of the Company's competitors have greater assets and resources than the Company.

          The paging companies compete on the basis of price, the

          reliability and strength of their signals, the size of the area served and the customer service they provide.  In recent months,

          certain other companies have reduced prices on nationwide paging services, a development which is not expected to have a

          substantial impact on the Company's consolidated operations.



              The FCC has authorized the use of cellular frequencies to

          provide paging service, creating the potential for new

          competitors.  It is anticipated that all or substantially all of the developments described in the immediately preceding section will affect the Company's paging operations.  It is too early to predict the extent to which these developments may affect the

          Company.



                                        OTHER



              The Company has certain obligations based on federal, state and local laws relating to the protection of the environment.

          Costs of compliance through 1993 have not been material and the

          Company currently has no reason to believe that such costs will become material.



              For additional information concerning the business and

          properties of the Company, see notes 2, 6, 7 and 12 of Notes to

          Consolidated Financial Statements set forth in Item 8 elsewhere herein.



          Item 2.   Properties.



              The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and building related to telephone operations and (ii) switching and cell site equipment related to cellular telephone operations.  As of December 31, 1993, the Company's gross property, plant and equipment of approximately $1.2 billion consisted of the following:

          Telephone:
              General support                                  7.3%
              Central office equipment                        24.0
              Information origination/termination equipment    3.1
              Cable and wire                                  43.8
              Construction in progress                         4.6
              Other                                             .9
                                                             _____
                                                              83.7
          Mobile Communications                                9.7
          Other                                                6.6
                                                             _____
                                                             100.0%
                                                             =====

              "General support" consists primarily of land, buildings,

          tools, furnishings, fixtures, motor vehicles and work equipment.

          "Central office equipment" consists primarily of switching equipment, circuit equipment, and related facilities.

          "Information origination/termination equipment" consists primarily of premise equipment (private branch exchanges and telephones) for official company use.  "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops.  "Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.  The properties of the Company's telephone subsidiaries are subject to mortgages securing the funded debt of such companies.  The Company owns substantially all of the central office buildings, local administrative buildings,

          warehouses, and storage facilities used in its telephone

          operations.  The Company leases most of the offices used in its cellular operations; certain of its transmitter sites are leased while others are owned by the Company.  For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and mobile communications operations in Item 1.



          Item 3.   Legal Proceedings.



              From time to time, the Company is involved in litigation

          incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, tort actions relating to employee claims and occasional grievance hearings before labor regulatory agencies.  Currently,

          there are no material legal proceedings.



          Item 4.   Submission of Matters to a Vote of Security  Holders.



              Not applicable.

          Executive Officers of the Registrant



              Information concerning Executive Officers, set forth at Item

          10 in Part III hereof, is incorporated in Part I of this Report by reference.





                                       PART II





          Item 5.   Market for Registrant's Common Equity and Related

                    Stockholder Matters.



              Century's common stock is listed on the New York Stock

          Exchange and is traded under the symbol CTL.  The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:


                                          Sale prices
                                      __________________        Dividend per
                                      High           Low        common share
                                      ____           ___        ____________
          1992:
              First quarter        $  24-7/8         18-5/8          .0733
              Second quarter       $  25-3/8         18-3/8          .0733
              Third quarter        $  25             18-5/8          .0733
              Fourth quarter       $  28-7/8         22-7/8          .0733

          1993:
              First quarter        $  33-3/8         26              .0775
              Second quarter       $  33-1/8         28              .0775
              Third quarter        $  31-5/8         27-1/8          .0775
              Fourth quarter       $  30-3/8         23-1/4          .0775




              Common stock dividends during 1992 and 1993 were paid each quarter.  As of February 28, 1994, there were approximately 5,900 stockholders of record of Century's common stock.



          Item 6.   Selected Financial Data.



              The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-

          year period ended December 31, 1993.

          Selected Income Statement Data


                                                  Year ended December 31,
                                    _________________________________________________
                                        1993      1992     1991      1990     1989
                                    _________________________________________________
                                    (expressed in thousands, except per share amounts)
          Revenues
             Telephone               $ 348,485   297,510  235,796   215,771  190,538
             Mobile Communications      84,712    62,092   46,731    34,594   24,852
                                    _________________________________________________
                Total revenues       $ 433,197   359,602  282,527   250,365  215,390
                                    =================================================
          Operating income (loss)
             Telephone               $ 114,902   103,672   80,039    70,654   61,153
             Mobile Communications       9,906     5,956   (4,952)   (9,553) (13,970)
                                    _________________________________________________
                Total operating
                  income             $ 124,808   109,628   75,087    61,101   47,183
                                    =================================================
          Income before cumulative
            effect of changes in
            accounting principles    $  69,004    59,973   37,419    31,098   22,164
          Cumulative effect of
            changes in accounting
            principles                       -   (15,668)       -         -        -
                                    _________________________________________________
          Net income                 $  69,004    44,305   37,419    31,098   22,164
                                    =================================================

          Fully diluted earnings
            per share before
            cumulative effect of
            changes in accounting
            principles               $    1.32      1.22      .79       .66      .49

          Cumulative effect of
            changes in accounting
            principles                       -      (.31)       -         -        -
                                    _________________________________________________
          Fully diluted earnings
            per share                $    1.32       .91      .79       .66      .49
                                    =================================================
          Dividends per common
            share                    $    .310      .293     .287      .280     .272
                                    =================================================
          Average fully diluted
            shares outstanding          55,892    48,653   47,432    46,944   44,540
                                    =================================================

          Selected Balance Sheet Data

                                                            December 31,
                                        _________________________________________________
                                            1993      1992      1991     1990     1989
                                        _________________________________________________
                                                    (expressed in thousands)
          Net property, plant and
            equipment                   $  827,776   675,878   534,998  490,957   474,158
          Excess cost of net assets
            acquired, net               $  297,158   217,688   114,258  110,013   109,197
          Total assets                  $1,319,390 1,040,487   764,539  706,411   691,569
          Long-term debt                $  460,933   391,944   254,753  230,715   257,708
          Stockholders' equity          $  513,768   385,449   319,977  280,915   256,530

              The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1993.


                                                      Year ended December 31,
                                          _____________________________________________
                                           1993      1992      1991    1990      1989
                                          _____________________________________________

          Telephone access lines          434,691  397,300  314,819   304,915   296,034

          Cellular units in service
             in majority-owned
             markets                      116,484   73,084   51,083    35,815    23,199

               See Items 1 and 2 in Part I and notes 4, 8 and 12 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.


          Item 7.   Management's Discussion and Analysis of Financial

                    Condition and Results of Operations.



                                RESULTS OF OPERATIONS



               The 1993 net income of Century Telephone Enterprises, Inc.

          and subsidiaries (the "Company") increased to $69,004,000 from

          $44,305,000 during 1992 and $37,419,000 during 1991.  Income before the cumulative effect of changes in accounting principles during 1992 was $59,973,000.



               Fully diluted earnings per share for 1993 increased to $1.32 from $.91 during 1992 and $.79 during 1991.  Fully diluted earnings per share in 1992 before the cumulative effect of changes in accounting principles was $1.22.

               As of January 1, 1992, the Company adopted Statement of

          Financial Accounting Standards No. 106 ("SFAS 106"), "Employers'

          Accounting for Postretirement Benefits Other than Pensions," and

          Statement of Financial Accounting Standards No. 109 ("SFAS 109"),

          "Accounting for Income Taxes."  The cumulative effect of the changes in accounting principles related to SFAS 106 and SFAS 109 reduced 1992 net income by $14,755,000 ($.30 per share) and

          $913,000 ($.01 per share), respectively.



               The Company is a regional diversified telecommunications

          company that is primarily engaged in providing traditional telephone services and cellular mobile telephone services.  The

          Company's 1993 operating income was $124,808,000, an increase of

          $15,180,000 (13.8%) over 1992 operating income of $109,628,000.

          During 1993 the operating income of the telephone operations and the mobile communications operations increased $11,230,000

          (10.8%) and $3,950,000 (66.3%), respectively, compared to the

          1992 results of operations.  The Company's net operating income during 1991 was $75,087,000.



          Year ended December 31,              1993       1992      1991
          ==================================================================
                                                (expressed in thousands,
                                                except per share amounts)
          Operating income (loss)
             Telephone                      $ 114,902   103,672    80,039
             Mobile Communications              9,906     5,956   (4,952)
          __________________________________________________________________
                                              124,808   109,628    75,087
          Interest expense                    (30,149)  (27,166)  (22,504)
          Earnings from unconsolidated
            cellular partnerships               6,626     1,692       697
          Gain on sales of assets               1,661     3,985         -
          Other income, net                     3,310     4,433     4,209
          Income tax expense                  (37,252)  (32,599)  (20,070)
          __________________________________________________________________
          Income before cumulative effect
            of changes in accounting
            principles                         69,004    59,973    37,419
          Cumulative effect of changes in
             accounting principles                -     (15,668)      -
          __________________________________________________________________
          Net income                        $  69,004    44,305    37,419
          ==================================================================
          Fully diluted earnings per share:
             Income before cumulative
              effect of changes in
              accounting principles         $    1.32      1.22       .79
             Cumulative effect of changes
              in accounting principles            -        (.31)      -
          __________________________________________________________________
          Fully diluted earnings per share  $    1.32       .91       .79
          ==================================================================


               The operating income of the telephone segment includes the operations, subsequent to each respective acquisition, of Century

          Telephone of San Marcos, Inc. ("San Marcos"), acquired in April 1993; Century Telephone of Ohio, Inc. ("Ohio"), acquired in

          April 1992; and two other local exchange telephone companies collectively with Ohio the "1992 Acquisitions") acquired during the first quarter of 1992.  See note 12 for additional

          information applicable to these acquisitions.



               The mobile communications operating income (loss) reflects the operations of the cellular partnerships in which the Company has a majority interest.  The minority interest partners' share of the income or loss of such partnerships is reflected in other income, net.  The Company's share of income or loss from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships.  The operating income of the mobile communications segment during 1993 includes the operations of the Alexandria,

          Louisiana Metropolitan Statistical Area ("MSA") cellular system

          ("Alexandria"), which was acquired in December 1992.



               According to published sources, the Company has the second highest ratio of cellular subscribers to telephone access lines among the 20 largest telephone companies in the United States.

          Accordingly, the Company anticipates that its mobile

          communications operations will continue to increasingly influence the Company's overall operations as the cellular industry

          matures.  The following chart illustrates this trend:



          Year ended December 31,                    1993    1992   1991
          ==================================================================

          Telephone Operations:
               Revenues (% of total revenues)        80.4%   82.7   83.5
               Operating income (% of total
                 operating income)                   92.1%   94.6  106.6

          Mobile Communications Operations:
               Revenues (% of total revenues)        19.6%   17.3   16.5
               Operating income (% of total
                 operating income)                    7.9%    5.4   (6.6)
          ==================================================================

          TELEPHONE OPERATIONS

                                                1993      1992      1991
          ==================================================================
                                                (expressed in thousands)
          Revenues
               Local service               $   88,704    78,108    58,653
               Network access and
                  long distance               217,055   182,711   145,279
               Other                           42,726    36,691    31,864
          __________________________________________________________________
                                              348,485   297,510   235,796
          __________________________________________________________________
          Expenses
               Plant operations                80,578    66,878    52,546
               Customer operations             32,225    26,242    19,502
               Corporate and other             55,605    46,791    39,227
               Depreciation and
                  amortization                 65,175    53,927    44,482
          __________________________________________________________________
                                              233,583   193,838   155,757
          __________________________________________________________________
          Operating income                 $  114,902   103,672    80,039
          ==================================================================


               Telephone revenues increased $50,975,000 (17.1%) in 1993 and

          $61,714,000 (26.2%) in 1992.  Revenues applicable to San Marcos and Ohio accounted for $15,681,000 and $14,833,000, respectively,

          of the 1993 increase and revenues applicable to the 1992

          Acquisitions accounted for $34,891,000 of the 1992 increase.

          Amounts recorded as a result of revisions of prior years' revenue settlements were $8,380,000 (exclusive of Ohio), $8,181,000 and

          $8,206,000 in 1993, 1992 and 1991, respectively.



          Local Revenues



               Local service revenues are derived from the provision of

          local exchange telephone services in the Company's franchised service areas.  During 1993 local service revenues increased

          $2,219,000 and $5,252,000 due to San Marcos and Ohio,

          respectively.  During 1992 such revenues increased $15,670,000 due to the 1992 Acquisitions.  Internal access line growth during

          1993, 1992 and 1991 was 3.6%, 3.8% and 3.2%, respectively.



          Network Access and Long Distance Revenues



               Network access and long distance revenues increased

          $34,344,000 (18.8%) in 1993 and $37,432,000 (25.8%) in 1992 due

          to the following factors:

                                                    1993            1992
          ==================================================================
                                                  (expressed in thousands)

          San Marcos acquisition                 $  11,279              -

          1992 Acquisitions                          8,458         13,687

          Partial recovery of increased operating
               expenses through revenue pools in
               which the Company participates with
               other telephone companies and
               return on rate base                   7,326          9,931

          Increased recovery as a result of
               additional investment and phase-in
               of the Federal Communications
               Commission ("FCC") mandated
               Universal Service Fund                6,161          7,040

          Increased minutes of use                   3,444          3,607

          Other                                     (2,324)         3,167
          __________________________________________________________________
                                                 $  34,344         37,432
          ==================================================================


               Network access and long distance revenues primarily relate to services provided to interexchange carriers (long distance carriers) in connection with the completion of long distance telephone calls.  Substantially all of the Company's interstate network access revenues are received through pooling arrangements administered by the National Exchange Carrier Association

          ("NECA") based on cost separations studies and average schedule settlement agreements.  The NECA receives access charges billed by the Company and other participating local exchange carriers to interstate long distance carriers for their use of the local exchange network to complete long distance calls.  These charges to the long distance carriers are based on tariffed access rates filed with the FCC by the NECA on behalf of the Company and other participating local exchange telephone companies.  Long distance and intrastate network access revenues are based on access rates,

          cost separations studies or special settlement arrangements with intrastate long distance carriers.



               In December 1993 the eight-year phase-in of the FCC

          Universal Service Fund ("USF") was completed.  Revenues from the

          USF increased approximately $6,161,000 during 1993, of which approximately $3,200,000 was the effect of the phase-in.

          Revenues were unfavorably impacted in the amount of $1,000,000 during 1993 by reductions (which will aggregate approximately $3,500,000 annually upon final phase-in 1994) in the level of certain settlements received from South Central

          Bell by the Company's Louisiana subsidiaries.



          Other Revenues



               Other revenues include revenues related to nonregulated

          telecommunications equipment and services, billing and collection services for interexchange long distance carriers, network facilities leases and directories.  The increases in other revenues during 1993 and 1992 were primarily due to the 1992

          Acquisitions and, during 1993, to San Marcos.



          Expenses



               Plant operations expenses during 1993 and 1992 increased

          $13,700,000 (20.5%) and $14,332,000 (27.3%), respectively.

          Approximately $3,650,000 and $3,455,000 of the 1993 increase were due to San Marcos and Ohio, respectively.  Increases in salaries,

          wages and benefits during 1993 accounted for approximately

          $2,192,000. The remainder of the 1993 increase was due to

          increases in other general operating expenses.  Approximately

          $10,269,000 and $1,105,000 of the 1992 increase were due to the

          1992 Acquisitions and the SFAS 106 postretirement benefit costs,

          respectively.  The remainder of the 1992 increase was due to increases in salaries and wages and other general operating expenses.



               Customer operations, corporate expenses and other expenses increased $14,797,000 (20.3%) in 1993 and $14,304,000 (24.4%) in

          1992.  The operations of San Marcos and Ohio contributed

          $6,467,000 and $4,532,000, respectively, to the 1993 increase.

          The 1992 Acquisitions and the SFAS 106 postretirement benefit costs accounted for approximately $11,186,000 and $806,000,

          respectively, of the 1992 increase.  The remainder of the 1993 and 1992 increases included increased operating costs, such as salaries and wages, employee benefits, insurance and operating taxes.



               Depreciation and amortization increased $11,248,000 (20.9%)

          and $9,445,000 (21.2%) in 1993 and 1992, respectively.

          Approximately $5,447,000 of the 1993 increase was due to San

          Marcos and Ohio.  The 1992 Acquisitions accounted for $6,939,000 of the 1992 increase.  Depreciation expense included one-time depreciation charges in certain jurisdictions which aggregated

          $3,336,000 in 1993 (exclusive of San Marcos), $2,938,000 in 1992

          (exclusive of the 1992 Acquisitions) and $1,784,000 in 1991.  In

          addition, the Company obtained higher depreciation rates for certain subsidiaries during the last three years.  The first-year effects of the
                                      32
           higher rates were approximately $1,650,000 in 1993 (exclusive of San Marcos), $700,000 in 1992 (exclusive of the 1992

           Acquisitions) and $3,100,000 in 1991.  The remaining

          increases in depreciation and amortization are due to higher levels of plant in service.  The composite depreciation rate for telephone properties, including the one-time additional

          depreciation, was 7.1%, 6.6% and 6.7% for 1993, 1992 and 1991,

          respectively.



               See Other Matters for additional information.


          MOBILE COMMUNICATIONS OPERATIONS

                                                1993      1992      1991

          ==================================================================
                                                (expressed in thousands)
          Revenues
             Cellular
                 Service                     $ 76,583    54,489    38,923
                 Equipment                      3,930     3,194     2,592
             Paging                             4,199     4,409     5,216
          __________________________________________________________________
                                               84,712    62,092    46,731
          __________________________________________________________________

          Expenses
             General, administrative
                 and customer service          23,872    19,685    18,144
             Sales and marketing               19,894    13,167    13,403
             Cost of sales and other
                 operating expenses            19,681    14,313    12,378
             Depreciation and amortization     11,359     8,971     7,758
          __________________________________________________________________
                                               74,806    56,136    51,683
          __________________________________________________________________
          Operating income (loss)            $  9,906     5,956   (4,952)
          ==================================================================


          Revenues



               Revenues from cellular operations during 1993 increased to

          $80,513,000 from $57,683,000 in 1992 and $41,515,000 in 1991.

          Service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to users roaming through the Company's service areas and toll revenue.



               Service revenues increased $22,094,000 (40.5%) in 1993 and

          $15,566,000 (40.0%) in 1992.  Increases in access and usage revenues, exclusive of Alexandria, accounted for $14,585,000 of the 1993 increase in service revenues, compared to $12,871,000 during 1992.  The increases in access and usage revenues in both years were primarily attributable to increases in the number of cellular customers.  Roaming and toll revenues increased

          $4,120,000 in 1993, exclusive of Alexandria, after increasing

          $2,281,000 during 1992.  The remainder of the 1993 increase in cellular revenues was due substantially to the Alexandria

          acquisition.

               Cellular units in service increased to 116,484 as of

          December 31, 1993 from 73,084 as of December 31, 1992 (which included the December 1992 acquisition of Alexandria) and 51,083 at December 31, 1991.



               The average monthly service revenue per subscriber declined to $71 in 1993 from $75 in 1992 and 1991, primarily due to the trend that a higher percentage of new subscribers tend to be lower usage customers.  The decline in average monthly service revenue per subscriber was also affected by the growth rate of cellular units in service exceeding the growth rate of roaming revenues.  The average monthly service revenue per subscriber may further decline as market penetration increases and additional lower usage customers are activated.  The Company will continue to attempt to stimulate cellular usage by promoting the

          availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.



          Expenses



               General, administrative and customer service expenses

          increased $4,187,000 (21.3%) and $1,541,000 (8.5%) during 1993 and 1992, respectively.  The increases were primarily due to higher billing and other costs due to the increased number of customers and, in 1993, to Alexandria.



               During 1993 mobile communications sales and marketing

          expenses increased $6,727,000 (51.1%) primarily due to an

          increase in commissions paid to agents for selling cellular services to the large volume of new customers.  The remaining increase during 1993 was primarily due to an increase in

          advertising costs and to Alexandria.  The Company implemented a new cellular sales commission structure during 1992 which,

          notwithstanding an increase in agent sales, contributed to the

          1.8% decrease in mobile communications sales and marketing expenses in 1992.



               The increases in cost of sales and other operating expenses in 1993 and 1992 were primarily due to growth in the business, to the development and operation of the Company's Rural Service Area

          ("RSA") cellular systems and, in 1993, to Alexandria.  Sixty-two cell sites were placed in service during 1993 (compared to 21 during 1992 and 24 during 1991) in partnerships in which the

          Company has a majority interest.  In addition, as a result of the

          December 1992 acquisition of Alexandria, the Company acquired five additional cell sites.  The Company operated 158 cell sites at December 31, 1993 in partnerships in which it has a majority interest.

               Depreciation and amortization increased $2,388,000 (26.6%)

          in 1993 and $1,213,000 (15.6%) in 1992 primarily due to higher levels of cellular plant in service.



               See Other Matters for additional information.



          INTEREST EXPENSE



               Interest expense increased $2,983,000 (11.0%) during 1993

          and $4,662,000 (20.7%) during 1992.  Interest expense incurred during 1993 due to an increase in average debt outstanding was substantially offset by the effect of lower average interest rates.  Interest expense during 1992 increased primarily due to the issuance of $115,000,000 of 6% convertible debentures during the first quarter of 1992.  The debenture interest of

          approximately $6,200,000 during 1992 was partially offset by reduced interest expense due to lower average interest rates.



          EARNINGS FROM UNCONSOLIDATED CELLULAR PARTNERSHIPS



               Earnings from unconsolidated cellular partnerships increased

          $4,934,000 in 1993 and $995,000 in 1992.  The Company's share of income from the partnership interests acquired in the San Marcos acquisition contributed substantially to the 1993 increase.



          SALES OF ASSETS



               During 1993 the Company sold a minority investment in a

          telephone company which resulted in a pre-tax gain of $1,661,000

          ($1,080,000 after-tax).



               During 1992 the Company consummated the sales of two

          telephone subsidiaries which served approximately 2,000 access lines; its minority interests in an MSA cellular partnership and an RSA cellular partnership; and its 100% interest in an RSA cellular market.  The sales prices totaled $12,212,000 and the aggregate pre-tax gain was $3,985,000 ($2,630,000 after-tax).



          OTHER INCOME, NET



               Other income, net decreased $1,123,000 (25.3%) primarily

          because interest income earned during 1993 was less than interest income during 1992.

          INCOME TAX EXPENSE



               The effective income tax rate was 35.1%, 35.2% and 34.9% in

          1993, 1992 and 1991, respectively.  The additional federal income taxes incurred during 1993 as a result of the 1% increase in the statutory federal income tax rate in accordance with the

          provisions of the Omnibus Budget Reconciliation Act of 1993 (the

          "Act") was more than offset by the tax benefit applicable to the deductibility of certain intangible assets also provided by the

          Act.



          CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES



               The Company adopted SFAS 106 as of January 1, 1992.  SFAS

          106 requires that the expected cost of providing postretirement health care and life insurance benefits be accrued during the years an employee renders service to the Company.  During 1991 the Company had recognized $1,475,000 of postretirement benefits on the pay-as-you-go basis.  The unrecognized obligation existing at the date of initial application of SFAS 106 (the "Transition

          Obligation") was $27,390,000.  In accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS

          71"), "Accounting for the Effects of Certain Types of

          Regulation," the Company deferred approximately $3,450,000 of the

          Transition Obligation; such costs are being expensed in

          connection with recovery through the rate-making process.  The remaining $23,940,000, net of tax benefits which aggregated

          $9,185,000, was reported as the cumulative effect of a change in accounting principle and reduced 1992 fully diluted earnings per share by $.30.  The accrual of postretirement benefits during

          1992, net of the related toll revenue and 1992 pay-as-you-go costs, decreased income before income taxes and cumulative effect of changes in accounting principles for 1992 by $2,023,000.



               The Company also adopted SFAS 109 as of January 1, 1992,

          under which the accounting for income taxes is based on an asset and liability approach rather than the deferred method.  The cumulative effect of the change in accounting principle related to SFAS 109 decreased net income for 1992 by $913,000 ($.01 per fully diluted share).  In accordance with the provisions of SFAS

          71, the Company established a regulatory liability of

          approximately $47,000,000 relative to the excess deferred income taxes and the regulatory impact thereof.



          INFLATION



               The effects of increased costs are mitigated by the ability to recover costs applicable to the Company's regulated telephone operations through the rate-making process. As operating expenses increase in the nonregulated areas, the Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment.



               While the regulatory process does not consider replacement cost of physical plant, the Company has historically been able to earn a return on any increased cost of its net investment when facilities are replaced.  Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations.



                           LIQUIDITY AND CAPITAL RESOURCES



               The Company relies on cash provided by operations to provide a substantial portion of its cash needs.  The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its program of capital improvements.  Cash provided by mobile communications operations has increased each year since that segment became cash-flow positive in 1991.



               Net cash provided by operating activities was $166,754,000,

          $146,324,000 and $92,884,000 in 1993, 1992 and 1991,

          respectively.  For additional information relative to the

          telephone operations and mobile communications operations of the

          Company, see Results of Operations.



               Although payments for property, plant and equipment during

          1993 increased by $64,172,000, net cash used in investing

          activities during 1993 was approximately the same as 1992

          primarily because the amount of cash used in acquisitions during

          1993 was approximately $80,083,000 less than in the previous year.  Net cash used in investing activities increased

          $147,910,000 in 1992, primarily due to the 1992 Acquisitions and to an increase of $44,335,000 in payments for property, plant and equipment.



               Cash provided by financing activities in 1993 was

          $23,247,000 less than in 1992 primarily because net borrowings,

          including long-term debt and notes payable, were $20,582,000 less than in 1992.  The $36,785,000 increase in notes payable

          outstanding at December 31, 1993 compared to December 31, 1992 reflects the Company's utilization of borrowings under its short-

          term credit facilities to take advantage of declining short-term interest rates during 1993.  The Company intends to eventually refinance such short-term borrowings with long-term debt.

          Proceeds from the issuance of debt during 1992 ($100,655,000 more than during 1991) included

          $115,000,000 from the issuance of 6% convertible debentures in

          February 1992 to provide the major portion of the purchase price of Ohio.



               In October 1993 the Company executed a merger agreement with

          Celutel, Inc., under which Century acquired Celutel for

          approximately $102,000,000 during the first quarter of 1994.

          Approximately $51,400,000 of the purchase price was paid in cash,

          with the remainder being paid through the issuance of 1,900,000 shares of Century common stock.  In connection with the

          acquisition, Century refinanced approximately $41,700,000 of

          Celutel's debt.  Century funded the cash portion of the merger consideration and the debt prepayment from proceeds received from a committed bridge term loan.  It is currently anticipated that the bridge term loan will be repaid prior to September 30, 1994 with proceeds from the issuance of long-term debt, the terms and conditions of which have not yet been determined.  Based on a review of its financing alternatives, Century does not anticipate any problems in obtaining such financing.



               Budgeted capital expenditures for 1994 total $142,000,000

          for telephone operations, $50,000,000 for mobile communications operations (of which $10,000,000 will be funded by minority interest owners in cellular partnerships operated by the Company)

          and $4,000,000 for other operations.



               As of December 31, 1993, Century's telephone subsidiaries

          had available for use $84,000,000 of commitments for long-term financing from the Rural Electrification Administration ("REA")

          and the Company had $23,600,000 of undrawn committed bank lines of credit.  In addition, approximately $7,000,000 of uncommitted credit facilities were available to the Company at December 31,

          1993.  Applications for additional long-term financing for

          Century's telephone subsidiaries have been filed with the REA and are in various stages of processing.  The Company has experienced no significant problems in obtaining funds for capital

          expenditures or other purposes.



               Stockholders' equity as a percentage of total capitalization was 48.5% and 47.0% at December 31, 1993 and 1992, respectively.



                              ACCOUNTING PRONOUNCEMENT



               The Financial Accounting Standards Board ("FASB") issued

          Statement of Financial Accounting Standards No. 112 ("SFAS 112"),

          "Employers' Accounting for Postemployment Benefits," in November

          1992. SFAS 112 requires the adoption of accrual accounting for workers compensation, disability and other benefits provided after employment but before retirement by requiring accrual of the expected cost when it is probable that a benefit obligation has been incurred and the amount can be reasonably estimated.

          The Company will be required to adopt SFAS 112 in the first quarter of 1994.  Liabilities for postemployment benefits

          included in the consolidated balance sheet as of December 31,

          1993 are not materially different than those required by SFAS

          112.



                                    OTHER MATTERS



               In December 1993 the eight-year phase-in of the USF was

          completed.  Revenues from the USF increased approximately

          $6,161,000 during 1993, of which approximately $3,200,000

          reflected the effect of the phase-in.  The Company anticipates that, subsequent to 1993, revenues from the USF will continue to increase in the near term, but at a lesser percentage rate than that associated with recent prior periods.  In addition, the

          Public Service Commission of Wisconsin ("PSCW") has ordered that the existing Wisconsin state support fund, from which certain of the Company's subsidiaries received approximately $3,575,000 during 1993 and $3,755,000 during 1992, will be phased-out over one and one-half years beginning July 1, 1993.  Certain of the

          Company's subsidiaries affected by the order have filed requests with the PSCW to receive increased rates and/or compensation which could potentially offset some or all of the amounts that those subsidiaries have been receiving from the existing support fund.  All such additional revenue must be justified based on each subsidiary's financial need as demonstrated by an expedited rate case.  The Wisconsin State Telephone Association has, among other things, appealed the PSCW's planned phase-out of the support fund.  Also, the Louisiana Public Service Commission

          ("LPSC") is conducting an informal review of the earnings of all independent local exchange telephone companies in Louisiana.  It is possible that reviews by state regulatory authorities, such as the informal review being conducted by the LPSC, may result in refunds and/or future reductions in revenues.



               Revenues are being impacted by reductions (which will

          aggregate approximately $3,500,000 annually upon completion in the second quarter of 1994 of a one-year phase-in period) in the level of certain settlements received from South Central Bell by the Company's Louisiana subsidiaries.  For information on the effect of these reductions on the Company's 1993 operations, see

          Results of Operations.



               The telecommunications industry is currently undergoing

          various regulatory, competitive and technological changes,

          including the following.  First, the FCC and a limited number of state
          public utility commissions have begun to reduce the

          regulatory oversight of the earnings and return rates of local exchange carriers ("LEC's").  Coincident with this movement toward reduced regulation is the introduction and encouragement of local exchange competition by the FCC and various state public utility commissions, along with the emergence of certain

          companies providing competitive access and other services that compete with LEC's services and the announcement by certain well-

          established interexchange carriers of their desire to enter the

          LEC business.  Second, several recent FCC initiatives have resulted in the allocation of additional frequency spectrum or the issuance of experimental licenses for mobile communications technologies that will or may be competitive with cellular,

          including personal communications services (for which the FCC intends to begin auctioning operating licenses in 1994) and mobile satellite services.  The FCC has also authorized certain specialized mobile radio service licensees to configure their systems so as to operate in a manner similar to cellular systems,

          and certain of these licensees recently announced their intention to create a nationwide mobile communications system to compete with cellular systems.  Third, in connection with the well-

          publicized convergence of telecommunications, cable, video,

          computer and other technologies, several large companies have recently announced plans to offer products that would

          significantly enhance current communications and data

          transmission services and, in some instances, introduce new two-

          way video, entertainment, data, consumer and other multimedia services.  Local exchange competition and competitive access are expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located.  The same expectation holds true for emerging competitive wireless technologies and the development of new multimedia services.

          Therefore, the Company does not believe these developments are likely to materially affect it in the near term.  The Company further believes that it may benefit from having the opportunity to observe the effects of these developments in large urban markets in the near term, thereby better preparing it for

          competition.  The Company will continue to monitor the ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.



               The Company has certain obligations based on federal, state and local laws relating to the protection of the environment.

          Costs of compliance through 1993 have not been material and the

          Company currently has no reason to believe that such costs will become material.

          Item 8.   Financial Statements and Supplementary Data.





                                Report of Management
                                ____________________


          To the Shareholders of
          Century Telephone Enterprises, Inc.:

               Management has prepared and is responsible for the Company's consolidated financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and necessarily include amounts determined using our best judgments and estimates with consideration given to materiality.

               The Company maintains internal control systems and related policies and procedures designed to provide reasonable assurance that the accounting records accurately reflect business transactions and that the transactions are in accordance with management's authorization. The design, monitoring and revision of the systems of internal control involve, among other things, our judgment with respect to the relative cost and expected benefits of specific control measures. Additionally, the Company maintains an internal auditing function which independently evaluates the effectiveness of internal controls, policies and procedures and formally reports on the adequacy and effectiveness thereof.

               The Company's consolidated financial statements have been audited by KPMG Peat Marwick, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which includes the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

               The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Company. The Committee meets periodically with the independent certified public accountants, internal auditors and management. This Committee considers the audit scope and discusses internal control, financial and reporting matters. Both the independent and internal auditors have free access to the Committee.



          R. Stewart Ewing, Jr.
          Senior Vice President and Chief Financial Officer

                            Independent Auditors' Report
                            ____________________________

          The Board of Directors
          Century Telephone Enterprises, Inc.:

          We have audited the consolidated financial statements of Century Telephone Enterprises, Inc. and subsidiaries as listed in Item 14a(i). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14a(ii). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management.
          Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Telephone Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          As discussed in notes 4 and 8 to the consolidated financial statements, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in 1992.


          KPMG PEAT MARWICK

          Shreveport, Louisiana
          February 4, 1994

                         CENTURY TELEPHONE ENTERPRISES, INC.
                          Consolidated Statements of Income

                                                 Year ended December 31,
          ==================================================================
                                                1993       1992      1991
          __________________________________________________________________
                                                 (expressed in thousands,
                                                except per share amounts)
          REVENUES
               Telephone                      $348,485   297,510   235,796
               Mobile Communications
                 Cellular                       80,513    57,683    41,515
                 Paging                          4,199     4,409     5,216
          __________________________________________________________________
                   Total revenues              433,197   359,602   282,527
          __________________________________________________________________
          EXPENSES
               Cost of sales and operating
                 expenses                      231,855   187,076   155,200
               Depreciation and
                 amortization                   76,534    62,898    52,240
          __________________________________________________________________
                   Total expenses              308,389   249,974   207,440
          __________________________________________________________________
          OPERATING INCOME                     124,808   109,628    75,087
          __________________________________________________________________
          OTHER INCOME (EXPENSE)
               Interest expense                (30,149)  (27,166)  (22,504)
               Earnings from unconsolidated
                 cellular partnerships           6,626     1,692       697
               Gain on sales of assets           1,661     3,985         -
               Other income, net                 3,310     4,433     4,209
          __________________________________________________________________
                   Total other income
                     (expense)                 (18,552)  (17,056)  (17,598)
          __________________________________________________________________
          INCOME BEFORE INCOME TAXES AND
            CUMULATIVE EFFECT OF CHANGES
            IN ACCOUNTING PRINCIPLES           106,256    92,572    57,489
          INCOME TAXES                          37,252    32,599    20,070
          __________________________________________________________________
          INCOME BEFORE CUMULATIVE EFFECT OF
            CHANGES IN ACCOUNTING PRINCIPLES    69,004    59,973    37,419
          CUMULATIVE EFFECT OF CHANGES IN
            ACCOUNTING PRINCIPLES                    -   (15,668)        -
          __________________________________________________________________
          NET INCOME                           $69,004    44,305    37,419
          ==================================================================
          PRIMARY EARNINGS PER SHARE :
            Income before cumulative effect of
             changes in accounting principles  $  1.35      1.23       .79
            Cumulative effect of changes in
             accounting principles                   -      (.32)        -
          __________________________________________________________________
          PRIMARY EARNINGS PER SHARE           $  1.35       .91       .79
          ==================================================================
          FULLY DILUTED EARNINGS PER SHARE :
            Income before cumulative effect of
             changes in accounting principles  $  1.32      1.22       .79
            Cumulative effect of changes in
             accounting principles                   -      (.31)        -
          __________________________________________________________________
          FULLY DILUTED EARNINGS PER SHARE     $  1.32       .91       .79
          ==================================================================
          DIVIDENDS PER COMMON SHARE           $  .310      .293      .287
          ==================================================================


          See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                             Consolidated Balance Sheets


                                                           December 31,
          ===================================================================
                                                         1993        1992
          ___________________________________________________________________
                                                     (expressed in thousands)
          ASSETS

          CURRENT ASSETS
             Cash and cash equivalents                $   9,777      9,771
             Accounts receivable
               Customers, less allowance for
                 doubtful accounts of $1,473,000
                 and $960,000                            34,438     28,436
               Other                                     21,771     14,111
             Materials and supplies, at cost              4,418      4,512
             Other                                        2,068      3,226
          ___________________________________________________________________
               Total current assets                      72,472     60,056
          ___________________________________________________________________
          PROPERTY, PLANT AND EQUIPMENT
             Telephone, at original cost                979,449    871,383
             Accumulated depreciation                  (288,479)  (280,242)
          ___________________________________________________________________
                                                        690,970    591,141
          ___________________________________________________________________
             Mobile Communications, at cost             113,252     71,926
             Accumulated depreciation                   (27,736)   (27,613)
          ___________________________________________________________________
                                                         85,516     44,313
          ___________________________________________________________________
             Other, at cost                              77,737     61,110
             Accumulated depreciation                   (26,447)   (20,686)
          ___________________________________________________________________
                                                         51,290     40,424
          ___________________________________________________________________
               Net property, plant and equipment        827,776    675,878
          ___________________________________________________________________
          INVESTMENTS AND OTHER ASSETS
             Excess cost of net assets acquired,
              less accumulated amortization
              of $29,253,000 and $21,975,000            297,158    217,688
             Other investments                           98,142     67,478
             Deferred charges                            23,842     19,387
          ___________________________________________________________________
               Total investments and other assets       419,142    304,553
          ___________________________________________________________________
          TOTAL ASSETS                               $1,319,390  1,040,487
          ===================================================================

          See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                             Consolidated Balance Sheets
                                    (continued)

                                                            December 31,
          ===================================================================
                                                         1993         1992
          ___________________________________________________________________

                                                      (expressed in thousands)

          LIABILITIES AND EQUITY

          CURRENT LIABILITIES
             Current maturities of long-term debt     $  14,233      9,709
             Notes payable to banks                      69,200     32,415
             Accounts payable                            49,506     34,605
             Accrued expenses and other current
              liabilities
               Taxes                                      9,327     10,343
               Interest                                   6,476      6,412
               Other                                     21,152     17,012
             Advance billings and customer deposits       9,312     10,169
          ___________________________________________________________________
               Total current liabilities                179,206    120,665
          ___________________________________________________________________
          LONG-TERM DEBT                                460,933    391,944
          ___________________________________________________________________
          DEFERRED CREDITS AND OTHER LIABILITIES
             Deferred income taxes                       60,122     39,064
             Deferred investment tax credits             10,431     11,833
             Other                                       94,930     91,532
          ___________________________________________________________________
               Total deferred credits and other
                 liabilities                            165,483    142,429
          ___________________________________________________________________
          STOCKHOLDERS' EQUITY
             Common stock, $1.00 par value, authorized
              100,000,000 shares, issued and outstanding
              51,294,705 and 48,896,876 shares           51,295     48,897
             Paid-in capital                            262,294    191,522
             Retained earnings                          208,945    155,676
             Employee Stock Ownership Plan commitment    (9,220)   (11,100)
             Preferred stock - non-redeemable               454        454
          ___________________________________________________________________
               Total stockholders' equity               513,768    385,449
          ___________________________________________________________________
          TOTAL LIABILITIES AND EQUITY               $1,319,390  1,040,487
          ===================================================================

          See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Cash Flows

                                                    Year ended December 31,
          ====================================================================
                                                     1993      1992     1991
          ____________________________________________________________________
                                                    (expressed in thousands)

          OPERATING ACTIVITIES
             Net income                             $69,004   44,305   37,419
             Adjustments to reconcile net income
              to net cash provided by operating
              activities:
               Depreciation and amortization        86,175    70,762   57,306
               Cumulative effect of changes in
                accounting principles                  -      15,668      -
               Equity in income of cellular
                partnerships                        (7,592)   (2,087)    (984)
               Deferred income taxes                 6,781    (1,427)    (335)
               Gain on sales of assets              (1,661)   (3,985)     -
               Changes in current assets and
                current liabilities:
                  Increase in accounts receivable   (7,026)   (2,307)  (6,440)
                  Increase in accounts payable      11,024    11,694    4,581
                  Decrease in other current assets
                   and other current liabilities,
                   net                                 659    10,549       32
               Other, net                            9,390     3,152    1,305
          ____________________________________________________________________
                  Net cash provided by operating
                   activities                      166,754   146,324   92,884
          ____________________________________________________________________
          INVESTING ACTIVITIES
             Acquisitions, net of cash acquired    (54,916) (134,999)  (4,600)
             Payments for property, plant and
              equipment                           (204,229) (140,057) (95,722)
             Investments in unconsolidated
              cellular partnerships                 (3,605)   (2,161)  (9,098)
             Proceeds from sales of assets             -       5,049     -
             Purchase of life insurance investment  (7,670)   (6,160)  (6,080)
             Other, net                              3,948     7,166   (7,752)
          ____________________________________________________________________
                  Net cash used in investing
                   activities                     (266,472) (271,162)(123,252)
          ____________________________________________________________________
          FINANCING ACTIVITIES
             Proceeds from issuance of
              long-term debt                        82,347   157,087   56,432
             Payments of long-term debt             (9,764)  (44,552) (48,685)
             Notes payable, net                     36,785    17,415    6,000
             Proceeds from issuance of common
              stock                                  3,529     8,776    6,388
             Cash dividends paid                   (15,735)  (14,119) (13,388)
             Other, net                              2,562    (1,636)   2,668
          ____________________________________________________________________
                  Net cash provided by
                   financing activities             99,724   122,971    9,415
          ____________________________________________________________________
          NET INCREASE (DECREASE) IN CASH AND
            CASH EQUIVALENTS                             6    (1,867) (20,953)
          ____________________________________________________________________
          CASH AND CASH EQUIVALENTS AT BEGINNING
            OF YEAR                                  9,771    11,638   32,591
          ____________________________________________________________________
          CASH AND CASH EQUIVALENTS AT END OF YEAR  $9,777     9,771   11,638
          ====================================================================

          See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                   Consolidated Statements of Stockholders' Equity

                                                                                                               Preferred
                                                                                                                 Stock
            Common                                          Total                                       ESOP      Non-
            Shares                                       Stockholders'  Common    Paid-in   Retained   Commit-   redeem-
          Outstanding                                       Equity       Stock    Capital   Earnings    ment      able
          ==============================================================================================================
                                                                              (expressed in thousands)
          30,834,335    BALANCES, DECEMBER 31, 1990         $280,915     30,834   163,028   101,459   (14,860)       454
                   -    Net income                            37,419          -         -    37,419         -          -
                        Issuance of common stock through
                           dividend reinvestment, stock
                           purchase, 401K and incentive
             332,190       plans                               6,388        332     6,056         -         -          -
                        Issuance of common stock for
             198,347       acquisitions                        5,356        199     5,157         -         -          -
                        Amortization of unearned
                   -       compensation and other              1,407          -     1,407         -         -          -
                   -    Reduction of ESOP commitment           1,880          -         -         -     1,880          -
                        Common stock dividends -
                   -       $.287 per share                   (13,356)         -         -   (13,356)        -          -
                   -    Preferred stock dividends                (32)         -         -       (32)        -          -
          ______________________________________________________________________________________________________________

          31,364,872    BALANCES, DECEMBER 31, 1991          319,977     31,365   175,648   125,490   (12,980)       454
                   -    Net income                            44,305          -         -    44,305         -          -
                        Issuance of common stock through
                           dividend reinvestment, stock
                           purchase, 401K and incentive
             490,275       plans                               8,777        490     8,287         -         -          -
                        Issuance of common stock for
             978,115       acquisitions                       21,475        978    20,497         -         -          -
                        Amortization of unearned
                   -       compensation and other              3,154          -     3,154         -         -          -
          16,063,614    Three-for-two stock split                  -     16,064   (16,064)        -         -          -
                   -    Reduction of ESOP commitment           1,880          -         -         -     1,880          -
                        Common stock dividends -
                   -       $.293 per share                   (14,087)         -         -   (14,087)        -          -
                   -    Preferred stock dividends                (32)         -         -       (32)        -          -
          ______________________________________________________________________________________________________________

          48,896,876    BALANCES, DECEMBER 31, 1992           385,449    48,897   191,522   155,676   (11,100)       454
                   -    Net income                             69,004         -         -    69,004         -          -
                        Issuance of common stock through
                           dividend reinvestment, stock
                           purchase, 401K and inentive
             214,954       plans                                3,529       215     3,314         -         -          -
                        Issuance of common stock for
           2,182,875       acquisitions                        68,172     2,183    65,989         -         -          -
                        Amortization of unearned
                   -       compensation and other               1,469         -     1,469         -         -          -
                   -    Reduction of ESOP commitment            1,880         -         -         -     1,880          -
                        Common stock dividends -
                   -       $.310 per share                    (15,703)        -         -   (15,703)        -          -
                   -    Preferred stock dividends                 (32)        -         -       (32)        -          -
          ______________________________________________________________________________________________________________

          51,294,705    BALANCES, DECEMBER 31, 1993          $513,768    51,295   262,294   208,945    (9,220)       454
          ==============================================================================================================

          See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.

                     Notes to Consolidated Financial Statements

                                  December 31, 1993





          (1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



          Principles of Consolidation - The consolidated financial

          statements of Century Telephone Enterprises, Inc. and

          subsidiaries (the "Company") include the accounts of Century

          Telephone Enterprises, Inc. ("Century") and its majority-owned subsidiaries and cellular partnerships.  The Company's regulated operations are subject to the provisions of Statement of

          Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting

          for the Effects of Certain Types of Regulation."  Unaffiliated

          parties' interests in cellular partnerships which have been consolidated are included in other liabilities at December 31,

          1993 and 1992 in the amounts of $10,494,000 and $6,530,000,

          respectively.



               Investments in cellular partnerships where the Company does not have a majority partnership interest are accounted for using the equity method of accounting.  The Company's share of income from these partnerships was $7,592,000, $2,087,000 and $984,000 in 1993, 1992 and 1991, respectively, and is included in earnings from unconsolidated cellular partnerships.



          Revenue Recognition - Revenues are recognized when earned.

          Certain of Century's telephone subsidiaries participate in revenue pools with other telephone companies for interstate revenue and for certain intrastate revenue.  Such pools are funded by toll revenue and/or access charges within state

          jurisdictions and by access charges in the interstate market.

          Revenue earned through the various pooling processes is initially recorded based on estimates.  The Company recorded adjustments,

          based upon settlements of prior years' revenues for certain subsidiaries, which increased revenues by $9,152,000, $8,181,000 and $8,206,000 in 1993, 1992 and 1991, respectively.



          Excess Cost of Net Assets Acquired - The excess cost over net assets acquired of substantially all acquisitions accounted for as purchases (goodwill) is being amortized over 40 years.

          Amortization of $6,215,000, $4,955,000 and $2,886,000 for 1993,

          1992 and 1991, respectively, is included in depreciation and amortization. Amortization of goodwill attributable to unconsolidated investments in cellular partnerships was $966,000,

          $395,000 and $287,000 for 1993, 1992 and 1991, respectively, and is included as a reduction in earnings from unconsolidated cellular partnerships.  The carrying value of goodwill is

          reviewed for impairment whenever events or changes in

          circumstances indicate that such carrying value may not be recoverable by assessing the recoverability of such carrying value through projected undiscounted future results.



          Other Investments - The Company's other investments consist of the following:


          December 31,                               1993          1992
          ==================================================================
                                                   (expressed in thousands)
          Cash surrender value of life
             insurance, partially pledged         $ 38,642         30,446
          Investments in unconsolidated
             cellular partnerships                  41,983         23,895
          Investments in marketable
             equity securities, at cost              8,478          7,008
          Other                                      9,039          6,129
          __________________________________________________________________
                                                  $ 98,142         67,478
          ==================================================================

          Affiliated Transactions - Certain service subsidiaries of Century provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to subsidiaries.  In addition, Century provides and bills management services to all subsidiaries and in certain instances makes interest-bearing advances to finance construction of plant and purchases of equipment.  These purchases are recorded in the telephone subsidiaries' accounts at their cost to the extent permitted by regulatory authorities.  Intercompany profits on service subsidiaries' sales to regulated affiliates are limited to a reasonable return on investment and have not been

          eliminated.  Intercompany profits on service subsidiaries' sales to nonregulated affiliates have been eliminated.



          Property, Plant and Equipment - Telephone plant is stated

          substantially at original cost of construction.



               Normal retirements of telephone property are charged against accumulated depreciation, along with the costs of removal less salvage, with no gain or loss recognized.  Renewals and

          betterments of plant and equipment are capitalized while repairs,

          as well as renewals of minor items, are charged to operating expense.

               Depreciation of telephone properties is provided on the

          straight-line method, using class or overall composite rates acceptable to the regulatory authorities.  Included in 1993, 1992 and 1991 depreciation expense were additional one-time

          depreciation charges of $3,621,000, $3,854,000 and $1,784,000,

          respectively.  The composite depreciation rate for telephone properties was 7.1%, 6.6% and 6.7% for 1993, 1992 and 1991,

          respectively.



               When non-telephone property is sold or retired, a gain or

          loss is recognized.  Depreciation is provided on the straight-

          line method over estimated service lives ranging from three to thirty years.



               Depreciation expense was $77,999,000, $64,340,000 and

          $53,197,000 in 1993, 1992 and 1991, respectively.



          Income Taxes - Century files a consolidated federal income tax return with its subsidiaries.



               In February 1992 the Financial Accounting Standards Board

          ("FASB") issued Statement of Financial Accounting Standards No.

          109 ("SFAS 109"), "Accounting For Income Taxes."  SFAS 109

          requires the use of a method under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.



               Effective January 1, 1992, the Company adopted SFAS 109 and reported an unfavorable $913,000 cumulative effect of the change in the method of accounting for income taxes in the 1992

          consolidated statement of income.  Due to the reduction in corporate federal income tax rates as a result of the Tax Reform

          Act of 1986, there existed excess deferred income taxes.

          Pursuant to SFAS 71, a regulatory liability in the amount of approximately $47,000,000 and a corresponding reduction in net deferred income taxes payable were recorded in 1992 relative to the excess deferred income taxes and the regulatory impact thereof.  The regulatory liability, net of the related tax impact

          (approximately $20,300,000 at adoption), is being amortized as a reduction of federal income tax expense over the estimated remaining lives of the assets which generated the deferred taxes.

               Investment tax credits related to telephone plant have been deferred and amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.  In accordance with SFAS 109, unamortized

          deferred investment tax credits are treated as temporary

          differences.



          Earnings Per Share - Primary earnings per share amounts are determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the year.

          The number of shares used in computing primary earnings per share was 51,206,000 in 1993, 48,500,000 in 1992 and 47,305,000 in

          1991.



               Fully diluted earnings per share amounts give further effect to convertible securities, primarily the debentures, which are not common stock equivalents.  The number of shares used in computing fully diluted earnings per share before the cumulative effect of changes in accounting principles was 55,892,000 in

          1993, 52,814,000 in 1992 and 47,432,000 in 1991.  For the

          computation of fully diluted earnings per share for 1992, the debentures have been excluded as their inclusion would be anti-

          dilutive.  The number of shares used in computing fully diluted earnings per share was 55,892,000, 48,653,000 and 47,432,000 in

          1993, 1992 and 1991, respectively.



          Cash Equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.



          Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1993

          presentation.
                                      51

          (2)  LONG-TERM DEBT

          December 31,                               1993            1992
          ==================================================================
                                                   (expressed in thousands)
          Century
             6.0% convertible debentures, due 2007   $115,000     115,000
             9.8% senior notes                             -        4,813
             9.4% senior notes, due in installments
                  through 2004                         69,600      71,200
            10.8% notes, due in installments
                  through 2006                          1,245       1,529
             Notes payable to banks
                  (at money market rates - 3.9%)       81,500      30,000
             8.4% Employee Stock Ownership Plan
                  commitment, due in installments
                  through 2000                          9,220      11,100
          __________________________________________________________________
                      Total Century                   276,565     233,642
          __________________________________________________________________
          Subsidiaries
             First mortgage debt
               5.9% notes, payable to agencies of
                  the United States government and
                  cooperative lending associations,
                  due in installments through 2026    158,998     126,670
               7.2% bonds, due in installments
                  through 2002                         11,699      14,505
             Other debt
               9.0% notes, due in installments
                  through 2020                          8,633       8,334
               7.6% capital lease obligations, due
                  in installments through 1997          4,271       3,502
               Notes payable to bank (at money
                  market rates - 4.1%), due 1995       15,000      15,000
          __________________________________________________________________
                      Total subsidiaries              198,601     168,011
          __________________________________________________________________
          Total long-term debt                        475,166     401,653
          __________________________________________________________________
          Less current maturities                      14,233       9,709
          __________________________________________________________________
          Long-term debt, excluding current
            maturities                               $460,933     391,944
          ==================================================================


               Except for the 6% convertible debentures, each interest rate shown in the preceding table is a weighted average interest rate as of December 31, 1993.



               The approximate annual debt maturities (including sinking

          fund requirements) for the five years subsequent to December 31,

          1993 are as follows:  1994 - $14,233,000; 1995 - $77,757,000;

          1996 - $45,611,000; 1997 - $17,182,000; and 1998 - $16,077,000.



               In February 1992 Century issued $115,000,000 of 6%

          convertible debentures.  Interest is payable semiannually in

          August and February.  The debentures are convertible into common stock at a conversion price of $25.33 per share and will mature on February 1, 2007 unless previously converted or redeemed.  The debentures may be redeemed by Century on or after February 1,

          1995.  Certain redemptions through a sinking fund are required from 2002 through 2006.  Under certain circumstances the

          debentures are redeemable at the option of the holder.  See note

          12 for information applicable to the use of the proceeds.

               The Company's loan agreements contain various restrictions,

          among which are limitations regarding issuance of additional debt, payment of cash dividends on common and preferred stock,

          reacquisition of the Company's capital stock and other matters.

          All of the Company's year-end consolidated retained earnings was available for the payment of cash dividends to stockholders.



               The transfer of funds from consolidated subsidiaries to

          Century is also restricted by various loan agreements.

          Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century,

          but may pay dividends if certain financial ratios are met.  Loan agreements of subsidiaries with other major lenders provide restrictions as to the payment of dividends, but do not formally limit loans and advances to Century.  At December 31, 1993,

          restricted net assets of subsidiaries were $126,528,000 and subsidiaries' retained earnings in excess of amounts restricted by debt covenants were $286,340,000.



               Substantially all of the telephone property, plant and

          equipment is pledged to secure the long-term debt of

          subsidiaries.



               At December 31, 1993, Century had outstanding $30,500,000

          under a $50,000,000 line of credit (two-year revolver,

          convertible to a five-year term loan) with interest at the rate chosen by the Company based on a number of interest rate options.

          In addition, Century had $51,000,000 outstanding under a

          $55,000,000 line of credit (three-year revolving credit facility)

          with similar interest rate options.



               Century's telephone subsidiaries had approximately

          $84,000,000 in commitments for long-term financing from the Rural

          Electrification Administration available at December 31, 1993.

          In addition to the $23,500,000 available under the two lines of credit mentioned above, approximately $7,100,000 of additional borrowings, some of which would be classified as current

          liabilities, were available at December 31, 1993 to the Company through lines of credit with various banks.



               Interest paid by the Company was $30,085,000, $24,035,000

          and $23,407,000 during 1993, 1992 and 1991, respectively.

          Interest capitalized by the Company during 1993, 1992 and 1991 was $76,000, $547,000 and $91,000, respectively.

          ESOP Commitment - The Employee Stock Ownership Plan ("ESOP") is

          partially funded by loans guaranteed by Century.  Each loan is to be repaid over a 10-year period with level principal payments throughout its term.  The weighted average interest rate of the loans is 8.4% per annum. The unpaid balances of the loans are included in long-term debt.  An equivalent amount, representing unearned employee compensation, is reflected as a deduction in stockholders' equity.  Both the debt and the amount in

          stockholders' equity are reduced in equal amounts as the ESOP repays the loans.



          (3) STOCKHOLDERS' EQUITY



          Common Stock - At December 31, 1993, unissued shares of Century's common stock were reserved as follows:


          =================================================================
                Conversion of convertible debentures       4,540,000
                Stock option plans                         2,958,000
                Employee stock purchase plan                 506,000
                Dividend reinvestment plan                   409,000
                Conversion of convertible preferred stock    122,000
                Other employee benefit plans               1,243,000
          _________________________________________________________________
                                                           9,778,000
          =================================================================

               As amended in 1991, Article III of Century's Articles of

          Incorporation eliminates prospectively the ability of holders to qualify for ten votes per share by providing that only voting shares beneficially owned continuously by the same person since

          May 30, 1987 will entitle the holder thereof to ten votes per share.  All other shares are entitled to one vote per share.



          Preferred Stock - As of December 31, 1993, Century had authorized

          2,000,000 shares of preferred stock, redeemable or non-

          redeemable.  All outstanding non-redeemable preferred stock has a liquidation price equivalent to its par value of $25 per share and is cumulative as to dividends; each series has voting rights.

          At December 31, 1993 and 1992, there were 18,162 total shares of non-redeemable preferred stock outstanding that were convertible to a total of approximately 122,000 common shares.

          Stock Split - In November 1992 Century's Board of Directors

          declared a three-for-two common stock split effected as a 50%

          stock dividend in December 1992.  Per share data for periods prior to December 1992 which are included in this report have been restated to reflect this stock split.  An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from paid-in-capital to common stock on the consolidated financial statements in 1992.



          Shareholders' Rights Plan - In 1986 the Board of Directors

          declared a dividend of one preferred stock purchase right for each common share outstanding or that shall become outstanding prior to November 26, 1996.  With certain exceptions, if a person or group acquires ownership of 15% or more of Century's common shares or commences a tender or exchange offer which upon

          consummation would result in ownership of 30% or more of the common shares, each right held by shareholders, other than such person or group, may be exercised to buy at the then-current exercise price of the right (currently $85) the number of shares of Series AA Junior Participating Preferred Stock of Century

          having a market value equal to two times the exercise price.  The rights, which do not have voting rights, expire on November 27,

          1996 and may be redeemed by Century at a price of $.05 per right at any time before they become exercisable.  If, at any time the rights are exercisable, Century is a party to a merger, reverse merger or other business combination or certain other

          transactions occur, each right will entitle its holder to

          purchase at the exercise price of the right a number of shares of common stock of the surviving company having a market value of two times the exercise price of the right.  At December 31, 1993,

          519,000 shares of Series AA Junior Participating Preferred Stock were reserved for issuance under the Rights Plan.



          (4) INCOME TAXES



               As discussed in note 1, the Company adopted SFAS 109 as of

          January 1, 1992.  The cumulative effect of this change in

          accounting for income taxes resulted in a $913,000 decrease in net income and was included in cumulative effect of changes in accounting principles in the consolidated statement of income for the year ended December 31, 1992.

               Total income tax expense (benefit) for the years ended

          December 31, 1993 and 1992 was allocated as follows:



                                                     1993           1992
          =================================================================
                                                   (expressed in thousands)

          Income before cumulative effect of
             changes in accounting principles      $ 37,252        32,599
          Cumulative effect of changes in
             accounting principles                        -        (8,272)
          ________________________________________________________________
          Net tax expense in the consolidated
             statement of income                     37,252        24,327
          Stockholders' equity, primarily for
             compensation expense for tax
             purposes in excess of amounts
             recognized for financial reporting
             purposes                                  (800)       (2,885)
          _________________________________________________________________
                                                   $ 36,452        21,442
          =================================================================


               Income tax expense attributable to income before cumulative effect of changes in accounting principles is composed of the following:





          Year ended December 31,                1993     1992      1991
          =================================================================
                                                (expressed in thousands)
          Federal
             Current                          $ 26,409   29,100    16,227
             Deferred                            6,133   (1,742)     (335)
          State
             Current                             4,062    4,926     4,178
             Deferred                              648      315         -
          _________________________________________________________________
                                              $ 37,252   32,599    20,070
          =================================================================


               The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993 and 1992 were as follows:

          December 31,                                  1993        1992
          =================================================================
                                                        (expressed in
                                                          thousands)
          Deferred tax assets:
             Postretirement benefit cost            $  10,809     10,194
             Deferred compensation                      2,522      2,246
             Regulatory liability                      12,011     14,705
             Deferred investment tax credits            3,465      3,685
             Other employee benefits                    3,842      2,228
             Other                                        630      4,817
          _________________________________________________________________
               Total gross deferred tax assets         33,279     37,875
               Less valuation allowance                     -          -
          _________________________________________________________________
               Net deferred tax assets                 33,279     37,875
          _________________________________________________________________
          Deferred tax liabilities:
             Property, plant and equipment, primarily
               due to depreciation differences        (84,159)   (73,598)
             Deferred intercompany profits             (3,236)    (2,929)
             Other                                     (6,006)      (412)
          _________________________________________________________________
               Total gross deferred tax liabilities   (93,401)   (76,939)
          _________________________________________________________________
          Net deferred tax liability                $ (60,122)   (39,064)
          =================================================================


               A $20,910,000 deferred tax asset and a valuation allowance of a like amount reported at December 31, 1992 have been netted during 1993 based on a refined purchase price allocation.



               For the year ended December 31, 1991, deferred tax expense resulted from timing differences in the recognition of revenue and expense for tax and financial accounting purposes.  The sources of these timing differences and the tax effects of each were as follows:



          Year ended December 31,                                 1991
          =================================================================
                                                             (expressed
                                                            in thousands)

          Excess tax depreciation over book depreciation        $ 1,636
          Employee benefits                                        (949)
          Removal costs                                             552
          Amortization of investment tax credits                 (2,225)
          Amortization of excess deferred federal income taxes   (1,147)
          Other                                                   1,798
          _________________________________________________________________
                                                                $  (335)
          =================================================================

               The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

          Year ended December 31,               1993      1992      1991
          =================================================================
                                               (expressed as a percentage
                                                   of pre-tax income)

          Statutory federal income tax rate     35.0%     34.0      34.0
          State income taxes, net of federal
             income tax benefit                  2.9       3.7       4.8
          Amortization of nondeductible
             excess cost of net assets
             acquired                            1.2       2.0       1.7
          Amortization of investment
             tax credits                        (2.0)     (2.3)     (3.9)
          Amortization of excess deferred
             federal income taxes               (1.8)     (2.6)     (2.0)
          Other, net                             (.2)       .4        .3
          _________________________________________________________________
          Effective income tax rate             35.1%     35.2      34.9
          =================================================================

               Income taxes paid by the Company were $37,092,000,

          $30,518,000 and $19,962,000 during 1993, 1992 and 1991,

          respectively.



          (5) STOCK OPTION AND INCENTIVE PROGRAMS



               Century's 1990 Incentive Compensation Program (the "1990

          Program") allows the Board of Directors, through the Compensation

          Committee, to grant incentives to employees in any one or a combination of the following forms:  incentive stock options and non-qualified stock options; stock awards; restricted stock;

          performance shares; and cash awards.  During 1990, 836,904 stock options were granted under the terms of the 1990 Program with an average option price of $21.58 per share.  During 1992, 960,639 stock options were granted with an option price of $27.67 per share.  Century has reserved 1,873,000 shares of common stock which may be issued under the 1990 Program.



               One-seventh of the options granted in 1990 were exercisable on the date of grant.  An additional one-seventh become

          exercisable on each of the first six anniversary dates of the date of grant.  The dates on which some or all of the last two-

          sevenths become exercisable are accelerated if specified average market prices of Century's common stock are attained on one or more of the first four anniversary dates of the date of grant.

          The options granted in 1992 became exercisable in June 1993.  The options expire ten years after the date of grant.



               The Company's 1988 Incentive Compensation Program (the "1988

          Program") allows the Board, through the Compensation Committee,

          to grant incentives to employees in any one or a combination of the following forms:  incentive stock options and non-qualified stock options; stock appreciation rights; stock awards;

          restricted stock; performance shares; and cash awards.

          Century has reserved 1,085,000 shares of common stock which may be issued under the 1988 Program.  The options under the 1988

          Program expire ten years after the date of grant.



               Stock option transactions during 1991, 1992 and 1993 were as follows:


                                                       Number of Options
                                                       _________________
                                                       1990          1988
                                                      Program      Program
          =================================================================
          Balance as of December 31, 1990             836,904    1,391,007
             Exercised (average option price
                per share: $8.85)                           -     (239,283)
          _________________________________________________________________
          Balance as of December 31, 1991             836,904    1,151,724
             Exercised (average option price
                per share: $8.97)                           -     (516,398)
             Granted (option price per share:
                $27.67)                               960,639            -
          _________________________________________________________________
          Balance as of December 31, 1992           1,797,543      635,326
             Exercised (average option price
                per share: $20.42
                and $9.32, respectively)               (2,658)     (48,462)
          _________________________________________________________________
          Balance as of December 31, 1993           1,794,885      586,864
          =================================================================

               At December 31, 1993, 1,499,104 and 586,864 shares were

          issuable under exercisable options granted under the 1990 Program and the 1988 Program, respectively.  Option prices range from

          $8.85 to $27.67.



          (6) SALES OF ASSETS



               During 1993 the Company sold a minority investment in a

          telephone company which resulted in a pre-tax gain of $1,661,000

          ($1,080,000 after-tax).



               During 1992 the Company sold two telephone subsidiaries

          which served approximately 2,000 access lines; its minority interest in a Metropolitan Statistical Area ("MSA") cellular partnership and its minority interest in a Rural Service Area

          ("RSA") cellular partnership; and its 100% interest in an RSA cellular market.  The sales prices totaled $12,212,000, and the transactions resulted in an aggregate pre-tax gain of $3,985,000

          ($2,630,000 after-tax).



          (7) BUSINESS SEGMENTS



               The Company currently operates in two principal segments -

          traditional telephone services and mobile communications

          services.



               The Company's telephone customers are located in rural,

          suburban and small urban communities in 14 states.  Approximately

          82% of the Company's telephone access lines are in

          Wisconsin, Ohio, Louisiana, Michigan and Arkansas.  The Company's

          mobile communications customers are located primarily in

          Louisiana and Michigan.



               Other accounts receivable are primarily amounts due from

          various long distance carriers, principally AT&T.



          Year ended December 31,              1993      1992      1991
          =================================================================
                                               (expressed in thousands)
          Telephone Operations

          Revenues
             Local service                  $  88,704    78,108    58,653
             Network access, long
               distance and other             259,781   219,402   177,143
          _________________________________________________________________
                                              348,485   297,510   235,796
          _________________________________________________________________

          Expenses
             Cost of sales and operating
               expenses                       168,408   139,911   111,275
             Depreciation and amortization     65,175    53,927    44,482
          _________________________________________________________________

                                              233,583   193,838   155,757
          _________________________________________________________________

               Operating income             $ 114,902   103,672    80,039
          =================================================================
          Capital expenditures              $ 131,180   108,974    73,913
          Identifiable assets              $1,027,390   843,356   616,992
          =================================================================

          Mobile Communications Operations

          Revenues
             Cellular                        $ 80,513    57,683    41,515
             Paging                             4,199     4,409     5,216
          _________________________________________________________________
                                               84,712    62,092    46,731
          _________________________________________________________________
          Expenses
             Cost of sales and operating
               expenses                        63,447    47,165    43,925
             Depreciation and amortization     11,359     8,971     7,758
          _________________________________________________________________
                                               74,806    56,136    51,683
          _________________________________________________________________
               Operating income (loss)       $  9,906     5,956    (4,952)
          _________________________________________________________________
          Capital expenditures               $ 56,092    10,904    12,702
          Identifiable assets                $240,634   148,485   116,293
          =================================================================


               The effect of the change in accounting principle related to accounting for postretirement benefits reduced 1992 operating income of the telephone operations and mobile communications operations by $1,773,000 and $250,000, respectively.

          (8) POSTRETIREMENT BENEFITS



               The Company sponsors a defined benefit health care plan (the

          "Retiree Plan") that provides postretirement medical, life and dental benefits to substantially all retired full-time employees,

          exclusive of the bargaining unit employees of Century Telephone of Ohio, Inc. ("Ohio").



               The acquisition of Ohio was consummated on April 1, 1992.

          The employees of Ohio who are covered under a collective

          bargaining agreement and who meet certain eligibility

          requirements are provided postretirement medical and life

          insurance benefits upon retirement under the provisions of a separate plan (the "Ohio Plan" and, together with the Retiree

          Plan, the "Benefit Plans").



               The Company adopted Statement of Financial Accounting

          Standards No. 106 ("SFAS 106"), "Employers' Accounting for

          Postretirement Benefits Other Than Pensions," as of January 1,

          1992 and elected immediate recognition of the transition

          obligation.  In accordance with the provisions of SFAS 71 the

          Company deferred $3,450,000 of the $27,390,000 transition

          obligation as a regulatory asset; such costs are being expensed in connection with recovery through the rate-making process.  The remaining $23,940,000, net of tax benefits which aggregated

          $9,185,000, was reported as the cumulative effect of a change in accounting principles.  The effects of adopting SFAS 106 on net income and on income before cumulative effect of changes in accounting principles for the year ended December 31, 1992 were decreases of $16,009,000 and $1,254,000, respectively.

          Postretirement benefit costs of approximately $1,475,000 for the year ended December 31, 1991, which were recorded on a pay-as-

          you-go basis, were not restated.



               Net periodic postretirement benefit cost under the Benefit

          Plans for 1993 and 1992 included the following components:

          Year ended December 31,                   1993             1992
          =================================================================
                                                   (expressed in thousands)

          Service cost                             $ 1,640          1,040
          Interest cost                              3,008          2,521
          Amortization of unrecognized
            actuarial losses                           365              -
          Amortization of unrecognized
            prior service cost                          86              -
          _________________________________________________________________
          Net periodic postretirement
            benefit cost                           $ 5,099          3,561
          =================================================================

               The following table sets forth the amounts recognized as

          liabilities for postretirement benefits in the Company's

          consolidated balance sheets at December 31, 1993 and 1992.



          December 31,                              1993             1992
          =================================================================
                                                   (expressed in thousands)
          Accumulated postretirement benefit
             obligation:
               Retirees and retirees' dependents  $ 20,451         15,796
               Fully eligible active plan
                 participants                            -            537
               Other active plan participants       24,980         16,991
          _________________________________________________________________
          Accumulated postretirement
             benefit obligation                     45,431         33,324
          Plan assets                                    -              -
          Unrecognized prior service cost           (1,177)             -
          Unrecognized net loss                     (6,302)             -
          _________________________________________________________________
          Accrued postretirement benefit
             costs included in other liabilities  $ 37,952         33,324
          =================================================================


               For measurement purposes, an 8% health care cost rate was

          assumed for 1993 through 1996; the rate was assumed to decrease to 7% thereafter.  If the assumed health care cost trend rate had been increased by one percentage point in each year, the

          accumulated postretirement benefit obligation as of December 31,

          1993 would have increased $5,219,000 and the net periodic

          postretirement benefit cost for the year ended December 31, 1993 would have increased $756,000.



               The discount rate used in determining the accumulated

          postretirement benefit obligation as of December 31, 1993 was 7%.

          The average discount rate used in 1992 was 8.85%.

          (9) PENSION PLANS



               Century sponsors an Outside Directors' Retirement Plan and a

          Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement and

          disability benefits.  In addition, the bargaining unit employees of Ohio, a wholly-owned subsidiary which was acquired April 1,

          1992, are provided benefits under a defined benefit pension plan.

          At December 31, 1993 and 1992, the combined accumulated benefit obligation of the plans, substantially all of which was vested,

          aggregated $16,321,000 and $15,167,000, respectively.  The projected benefit obligation in excess of plan assets was

          $7,390,000 and $7,229,000, of which $3,371,000 and $3,704,000 was accrued as of December 31, 1993 and 1992, respectively.  The net periodic pension cost for 1993, 1992 and 1991 was $1,057,000,

          $930,000 and $965,000, respectively.  Discount rates ranged from

          7.0% - 7.25% for 1993 and from 7.0% - 8.3.% for 1992.



               Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP").  These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.



               The Company recorded contributions related to the ESBP in

          the amount of $1,800,000, $1,120,000 and $540,000 during 1993,

          1992 and 1991, respectively.  At December 31, 1993, the ESBP owned 4,454,403 shares of Century common stock.



               The ESOP held 1,882,935 common shares of Century and had

          outstanding debt of $9,220,000 at December 31, 1993.  Interest incurred by the ESOP on its debt was $895,000, $1,052,000 and

          $1,205,000 in 1993, 1992 and 1991, respectively.  As the Company makes annual contributions to the ESOP, these contributions,

          along with dividends earned on shares held by the ESOP, are used to repay the debt.  The Company contributed $2,596,000,

          $2,427,000 and $2,728,000 during 1993, 1992 and 1991,

          respectively, to the ESOP.  Dividends on ESOP shares used for debt service by the ESOP were $580,000, $560,000 and $554,000 in

          1993, 1992 and 1991, respectively.



          (10) FAIR VALUE OF FINANCIAL INSTRUMENTS

          Cash and Cash Equivalents, Accounts Receivable, Accounts Payable

          and Notes Payable to Banks - The carrying amount approximates the fair value due to the short maturity of these instruments.



          Other Investments - The fair value of the Company's investments in marketable equity securities, based on quoted market prices,

          was $11,444,000 and $7,230,000 at December 31, 1993 and 1992,

          respectively.  The carrying amount of the cash surrender value of life insurance approximates the fair value.



          Long-Term Debt - The fair value ($502,826,000 and $399,783,000 at

          December 31, 1993 and 1992, respectively) of the Company's long-

          term debt  is estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for debt of similar remaining maturities.



          (11) COMMITMENTS AND CONTINGENCIES



               Construction expenditures and investments in vehicles,

          buildings and other work equipment during 1994 are estimated to be $142,000,000 for telephone operations, $50,000,000 for mobile communications operations (of which $10,000,000 will be funded by minority interest owners in cellular partnerships operated by the

          Company) and $4,000,000 for other operations.



               The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

          (12) ACQUISITIONS



               On April 8, 1993, the Company acquired San Marcos Telephone

          Company, Inc. ("SMTC") in a stock and cash transaction and SM

          Telecorp, Inc., an affiliate of SMTC, for cash.  Subsequent to the acquisitions, the Company changed the names of San Marcos

          Telephone Company, Inc. and the principal operating subsidiary of

          SM Telecorp, Inc. to Century Telephone of San Marcos, Inc. and

          Century Telecommunications, Inc., respectively.  The total acquisition price for both companies approximated $100,000,000,

          the stock portion (approximately $67,000,000) of which was represented by approximately 2,151,000 shares of Century's common stock.  As a result of the acquisitions, which were accounted for as purchases, the

          Company acquired approximately 22,500 telephone

          access lines in and around San Marcos, Texas, along with a 35%

          ownership interest in the Austin, Texas MSA wireline cellular market and a 9.6% interest in the Texas RSA #16 wireline cellular market.  Approximately $87,000,000 of cost in excess of net assets acquired was recorded as a result of the acquisitions.



               On April 1, 1992 the Company acquired Central Telephone

          Company of Ohio ("Central") for $120,000,000 and changed

          Central's name to Century Telephone of Ohio, Inc. ("Ohio").  Ohio is a local exchange telephone company with approximately 68,100 access lines located in suburbs of Cleveland, Ohio.  The net proceeds from the issuance of debentures were used to fund the major portion of the acquisition of Ohio.  The acquisition was accounted for as a purchase and approximately $80,000,000 of cost in excess of net assets acquired was recorded.



               During the first quarter of 1992, the Company purchased

          Ooltewah-Collegedale Telephone Company ("Ooltewah") and Chatham

          Telephone Co., Inc. ("Chatham").  Ooltewah provides service to

          6,200 customers in suburbs of Chattanooga, Tennessee.  Chatham owns a minority interest in a cellular partnership operated by the Company and serves 1,500 telephone customers in north

          Louisiana.  In December 1992 the Company acquired 100% of the

          Alexandria, Louisiana MSA wireline cellular market

          ("Alexandria").



               The purchase prices of Ooltewah, Chatham and Alexandria

          aggregated approximately $37,000,000, of which approximately

          $21,475,000 was paid through the issuance of 978,115 shares of

          Century's common stock.



               The following pro forma information represents the

          consolidated results of operations of the Company as if each 1993 and 1992 acquisition had been combined with the Company as of

          January 1 of each respective period.


          Year ended December 31,                 1993             1992
          ===============================================================
                                                (expressed in thousands,
                                               except per share amounts)
                                                      (unaudited)
          Revenues                              $438,418         395,033
          Income before cumulative effect of
             changes in accounting principles    $69,122          58,324
          Net income                             $69,122          42,656
          Fully diluted earnings per share
             before cumulative effect of
             changes in accounting principles    $  1.31            1.12
          Fully diluted earnings per share       $  1.31             .85
          ===============================================================

               The pro forma information is not necessarily indicative of the operating results that would have occured if each 1993 and

          1992 acquisition had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results.  The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.



          (13) SUBSEQUENT EVENTS (UNAUDITED)



               In September 1993 the Company signed a merger agreement

          whereby it will acquire a local exchange telephone company in

          Michigan which serves approximately 2,400 access lines and which owns a minority interest of approximately 11% in a cellular partnership operated by the Company.  This transaction is

          expected to be completed in the first quarter of 1994.



               In October 1993 the Company executed a merger agreement with

          Celutel, Inc. under which Century acquired Celutel for

          approximately $102,000,000 during the first quarter of 1994.

          Approximately $51,400,000 of the purchase price was paid in cash,

          with the remainder being paid through the issuance of 1,900,000 shares of Century common stock.  In connection with the

          acquisition, Century refinanced approximately $41,700,000 of

          Celutel's debt.  The acquisition was accounted for as a purchase and approximately $138,000,000 of cost in excess of net assets acquired was recorded as a result of the acquisition. Celutel provides cellular service to approximately 28,000 customers in five non-wireline provider systems in MSAs in Mississippi and

          Texas.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                Consolidated Quarterly Income Information (unaudited)



                                                   Quarter Ended
                                      March 31   June 30   September 30  December 31
          ============================================================================
                                   (expressed in thousands, except per share amounts)
          1993
          ____________________________________________________________________________
          Total revenues               $96,825    107,338    112,765     116,269
          Operating income             $28,267     31,343     33,477      31,721
          Net income                   $15,740     16,517     17,596      19,151
          Fully diluted earnings
            per share                  $   .31        .32        .33         .36
          ============================================================================

          1992
          ____________________________________________________________________________
          Total revenues               $75,863     89,109     93,427     101,203
          Operating income             $22,239     26,040     28,685      32,664
          Income before cumulative
            effect of changes in
            accounting principles      $11,531     12,936     15,429      20,077
          Net income (loss)            $(4,137)    12,936     15,429      20,077
          Fully diluted earnings
            per share before
            cumulative effect of
            changes in accounting
            principles                 $   .24        .27        .31         .40
          ============================================================================


             Fully diluted earnings per share for the fourth quarter of 1993 reflect a decrease of $.04 per share (compared to the fourth quarter of 1992) related to cellular commissions incurred as a result of the significant increase in the number of cellular subscribers activated during December 1993; such decrease was offset by non-recurring favorable income tax adjustments of $.04 per share.

             Fully diluted earnings per share before cumulative effect of changes in accounting principles for the fourth quarter of 1992 reflect a $.06 per share impact of favorable adjustments to telephone revenues and a $.04 per share impact from gains on the sales of assets.

             Fully diluted earnings per share before cumulative effect of changes in accounting principles for 1992 have been adjusted to reflect the December 1992 stock split. See note 3 of Notes to Consolidated Financial Statements.

             Certain amounts previously reported for 1992 have been reclassified to conform with 1993 presentation.

          Item 9.   Changes in and Disagreements With Accountants on

                    Accounting and Financial Disclosure.



              None.



                                      PART III



          Item 10.  Directors and Executive Officers of the Registrant.



          Executive Officers



              The name, age and office(s) held by each of the Registrant's executive officers are shown below.  Each of the executive officers listed below serves at the pleasure of the Board of

          Directors, except Mr. Williams who has entered into an employment agreement with the Registrant effective through May 1996 and from year to year thereafter subject to the right of Mr. Williams or the Company to terminate the employment agreement in accordance with the terms of such agreement.





          Name                     Age     Office(s) held with Century
          ____                     ___     ___________________________

          Clarke M. Williams       72      Chairman of the Board
                                            of Directors

          Glen F. Post, III        41      Vice Chairman of the
                                            Board of Directors, President
                                            and Chief Executive Officer

          R. Stewart Ewing, Jr.    42      Senior Vice President and Chief
                                            Financial Officer

          W. Bruce Hanks           39      President - Telecommunications
                                            Services

          Harvey P. Perry          49      Senior Vice President, General
                                            Counsel and Secretary

          Jim D. Reppond           52      President - Telephone Group


              Each of the Registrant's executive officers has served as an officer of the Registrant or one or more of its subsidiaries in varying capacities for more than the past 5 years.

              The balance of the information required by Item 10 is

          incorporated by reference to the Registrant's definitive proxy statement relating to its 1994 annual meeting of stockholders (the

          "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.



          Item 11.  Executive Compensation.



              The information required by Item 11 is incorporated by

          reference to the Proxy Statement.



          Item 12.  Security Ownership of Certain Beneficial Owners  and

                    Management.



              The information required by Item 12 is incorporated by

          reference to the Proxy Statement.



          Item 13.  Certain Relationships and Related Transactions.



              The information required by Item 13 is incorporated by

          reference to the Proxy Statement.


                                       PART IV



          Item 14.  Exhibits, Financial Statement Schedules, and Reports on

                    Form 8-K.



                a.  Financial Statements



                    (i)  Consolidated Financial Statements:



                         Independent Auditors' Report on Consolidated

                           Financial Statements and Financial Statement

                           Schedules



                         Consolidated Statements of Income for the Years

                           Ended December 31, 1993, 1992 and 1991



                         Consolidated Balance Sheets - December 31, 1993 and

                           1992



                         Consolidated Statements of Cash Flows for the Years

                           Ended December 31, 1993, 1992 and 1991

                         Consolidated Statements of Stockholders' Equity for

                           the Years Ended December 31, 1993, 1992 and 1991



                         Notes to Consolidated Financial Statements



                         Consolidated Quarterly Income Information

                           (unaudited)



                    (ii) Schedules:*



                         III Condensed Financial Information of Registrant



                          V  Property, Plant and Equipment



                         VI  Accumulated Depreciation and Amortization of

                               Property, Plant and Equipment



                         IX  Short-Term Borrowings



                          X  Supplementary Income Statement Information



                          *  Those Schedules not listed above are omitted as

                               not applicable or not required.



                b.  Report on Form 8-K.

                    The following Current Report on Form 8-K was filed

                      during the fourth quarter of 1993:



                    October 8, 1993
                    _______________


                       Item 5. Other Events - Execution of definitive

                       agreement and plan of merger pursuant to which

                       Century Telephone Enterprises, Inc. proposes to

                       acquire Celutel, Inc.



                c.  Exhibits:

                   3(i)     Amended and Restated Articles of Incorporation of

                            Registrant, dated December 15, 1988

                            (incorporated by reference to Exhibit 3.1 to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1988), as amended by the

                            Articles of Amendment dated May 2, 1989

                            (incorporated by reference to Exhibit 4.1 to

                            Registrant's Current Report on Form 8-K dated

                            May 5, 1989), by the Articles of Amendment dated

                            May 17, 1990 (incorporated by reference to

                            Exhibit 4.1 of the Registrant's Post-Effective

                            Amendment No. 2 on Form S-3 dated December 21,

                            1990, Registration No. 33-17114) and by the

                            Articles of Amendment dated May 30, 1991

                            (incorporated by reference to Exhibit 3.1 of

                            Registrant's Current Report on Form 8-K dated

                            June 12, 1991).



                   3(ii)    Registrant's Bylaws, as amended through February

                            22, 1994, included elsewhere herein.



                   4.1      Loan Agreement, dated January 3, 1990, between

                            Registrant and National Bank of Detroit, First

                            National Bank of Commerce and Bank One, Texas,

                            National Association (incorporated by reference

                            to Exhibit 4.1 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1989)

                            and amendment thereto dated May 15, 1992

                            incorporated by reference to Exhibit 4.1 to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1992) and the second

                            amendment thereto dated March 31,1993

                            (incorporated by reference to Exhibit 19.1 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended March 31, 1993).



                   4.2      Note Purchase Agreement, dated September 1, 1989,

                            between Registrant, Teachers Insurance and

                            Annuity Association of America and the Lincoln

                            National Life Insurance Company (incorporated by

                            reference to Exhibit 4.23 to Registrant's

                            Quarterly Report on Form 10-Q for the quarter

                            ended September 30, 1989).



                   4.3      Agreement, dated November 27, 1977, among

                            Registrant, The Travelers Insurance Company and

                            The Travelers Indemnity Company, and form of

                            Warrant (incorporated by reference to Exhibits 4

                            and 5 to

                            Registrant's Annual Report on Form 10-K

                            for the year ended December 31, 1977).



                   4.10     Form of Indenture dated May 1, 1940 among Century

                            Telephone of Wisconsin, Inc. (formerly La Crosse

                            Telephone Corporation) and the First National

                            Bank of Chicago and William K. Stevens

                            (incorporated by reference to Exhibit 4.12 to

                            Registration No. 2-48478).



                   4.11     Supplemental Indenture No. 12 (incorporated by

                            reference to Exhibit 5.12 to Registration No. 2-

                            62172) and Supplemental Indentures 13 and 14

                            (incorporated by reference to Exhibit 5.11 to

                            Registration No. 2-68731), each of which are

                            supplemental indentures to the Form of Indenture

                            dated May 1, 1940 listed above as Exhibit 4.10.



                   4.12     Amended and Restated Rights Agreement dated as of

                            November 17, 1986 between Century Telephone

                            Enterprises, Inc. and the Rights Agent named

                            therein (incorporated by reference to Exhibit

                            4.1 to Registrant's Current Report on Form 8-K

                            dated December 20, 1988), the Amendment thereto

                            dated March 26, 1990 (incorporated by reference

                            to Exhibit 4.1 to Registrant's Quarterly Report

                            on Form 10-Q for the quarter ended March 31,

                            1990) and the Second Amendment thereto dated

                            February 23, 1993 (incorporated by reference to

                            Exhibit 4.12 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1992).



                   4.16     Note Purchase Agreement, dated May 6, 1986, among

                            Registrant, Teachers Insurance and Annuity

                            Association of America, Aetna Life Insurance

                            Company, the Aetna Casualty and Surety Company

                            and Lincoln National Pension Insurance Company

                            (incorporated by reference to Exhibit 4.23 to

                            Registration No. 33-5836), Amendatory Agreement

                            dated November 1, 1986 (incorporated by

                            reference to Exhibit 4.2 to Registrant's Annual

                            Report on Form 10-K for the year ended December

                            31, 1986), amendment thereto dated November 1,

                            1987 (incorporated by reference to Exhibit 4.2

                            to Registrant's Annual Report on Form 10-K for

                            the year ended December 31, 1987) and

                            Modification Letter dated September 1, 1989

                            (incorporated by
                            reference to Exhibit 19.6 to Registrant's

                            Quarterly Report on Form 10-Q for

                            the quarter ended September 30, 1989).



                   4.21 *   The Century Telephone Enterprises, Inc. Stock Bonus

                            Plan, PAYSOP and Trust, as amended and restated

                            September 10, 1987 and  amendment thereto dated

                            February 29, 1988 (incorporated by reference to

                            Exhibit 4.21 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1987),

                            amendments thereto dated March 21, 1991 and

                            April 15, 1991, (incorporated by reference to

                            Exhibit 4.21 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1991),

                            amendment thereto dated March 31, 1992

                            (incorporated by reference to Exhibit 4.21 to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1992) and amendments

                            thereto dated June 1, 1993 and June 10, 1993,

                            included elsewhere herein.



                   4.22     Form of common stock certificate of the Registrant

                            (incorporated by reference to Exhibit 4.1 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended June 30, 1993).



                   4.23     Indenture, dated February 1, 1992, between

                            Registrant and First American Bank and Trust of

                            Louisiana (incorporated by reference to Exhibit

                            4.23 to Registrant's Annual Report on Form 10-K

                            for the year ended December 31, 1991).



                   4.24     Revolving Credit Facility Agreement, dated February

                            7, 1992 between Registrant and NationsBank of

                            Texas, N.A. (incorporated by reference to

                            Exhibit 4.24 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1991),

                            amendment thereto dated April 8, 1993

                            (incorporated by reference to Exhibit 19.2 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended March 31, 1993) and amendment

                            thereto dated July 9, 1993, included elsewhere

                            herein.



                   4.25     Credit Agreement, dated February 9, 1994 between

                            Registrant, NationsBank of Texas, N.A., Bank

                            One, Texas, N.A., The Bank of Nova Scotia, First

                            National Bank of Commerce and Texas Commerce

                            Bank National Association, included elsewhere

                            herein.

                   10.1 *   Employment Agreement, dated May 24, 1993, by and

                            between Clarke M. Williams and Registrant

                            (incorporated by reference to Exhibit 19.1 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended June 30, 1993).



                   10.2 *   Form of employment agreement that the registrant

                            has entered into with each Executive Officer

                            other than Mr. Williams (incorporated by

                            reference to Exhibit 10.2 to Registrant's Annual

                            Report on Form 10-K for the year ended December

                            31, 1990).



                   10.3 *   Registrant's Outside Directors' Retirement Plan,

                            dated November 19, 1984 (incorporated by

                            reference to Registrant's Annual Report on Form

                            10-K for the year ended December 31, 1985),

                            amendment thereto dated February 21, 1989

                            (incorporated by reference to Registrant's

                            Annual Report on Form 10-K for the year ended

                            December 31, 1988) and amendment thereto dated

                            May 17, 1991 (incorporated by reference to

                            Exhibit 10.3 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1991).



                   10.4 *   Registrant's Amended and Restated Supplemental

                            Executive Retirement Plan, as amended and

                            restated May 17, 1991 (incorporated by reference

                            to Exhibit 10.4 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1991)

                            and amendment thereto dated February 24, 1993

                            (incorporated by reference to Exhibit 10.4 to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1992).



                   10.5 *   Registrant's 1983 Restricted Stock Plan, dated

                            February 21, 1984 (incorporated by reference to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1985).



                   10.6 *   Registrant's Key Employee Incentive Compensation

                            Plan, dated January 1, 1984 (incorporated by

                            reference to Registrant's Annual Report on Form

                            10-K for the year ended December 31, 1985).

                   10.7 *   The Century Telephone Enterprises, Inc. Dollars &

                            Sense Plan and Trust, as amended and restated

                            April 1, 1992 (incorporated by reference to

                            Exhibit 10.7 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1992)

                            and amendments thereto dated as of January 1,

                            1993, April 1, 1993, April 9, 1993 and July 1,

                            1993, included elsewhere herein.



                   10.8 *   Century Telephone Enterprises, Inc. Employee Stock

                            Ownership Plan and Trust, dated March 20, 1987

                            (incorporated by reference to Registrant's

                            Annual Report on Form 10-K for the year ended

                            December 31, 1986), amendment thereto dated

                            February 29, 1988 (incorporated by reference to

                            Exhibit 10.9 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1987),

                            amendments thereto dated March 21, 1991 and

                            April 15, 1991 (incorporated by reference to

                            Exhibit 10.8 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1991),

                            amendments thereto dated March 31, 1992

                            (incorporated by reference to Exhibit 10.8 to

                            Registrant's Annual Report on Form 10-K for the

                            year ended December 31, 1992) and amendments

                            thereto dated June 1, 1993 and June 10, 1993,

                            included elsewhere herein.



                   10.9 *   Registrant's 1988 Incentive Compensation Program as

                            amended and restated August 22, 1989

                            (incorporated by reference to Exhibit 19.8 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended September 30, 1989).



                   10.10 *  Form of Stock Option Agreement entered into in

                            1988 by the Registrant, pursuant to 1988

                            Incentive Compensation Program, with certain of

                            its officers (incorporated by reference to

                            Exhibit 10.10 to Registrant's Annual Report on

                            Form 10-K for the year ended December 31, 1988)

                            and amendment thereto (incorporated by reference

                            to Exhibit 4.6 to Registrant's Registration No.

                            33-31314).



                   10.11 *  Registrant's 1990 Incentive Compensation

                            Program, dated March 15, 1990 (incorporated by

                            reference to Exhibit 19.1 to Registrant's

                            Quarterly Report on Form 10-Q for the quarter

                            ended June 30, 1990).

                   10.12 *  Form of Stock Option Agreement entered into in

                            1990 by the Registrant, pursuant to 1990

                            Incentive Compensation Program, with certain of

                            its officers (incorporated by reference to

                            Exhibit 19.3 to Registrant's Quarterly Report on

                            Form 10-Q for the quarter ended June 30, 1990).



                   10.13 *  Disability Retirement Agreement, dated July

                            17, 1990, between Clarke M. Williams, Jr. and

                            Century Telephone Enterprises, Inc.

                            (incorporated by reference to Exhibit 19.2 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended June 30, 1990).



                   10.15    Agreement and Plan of Merger dated as of September

                            24, 1992, as amended by Amendment No. 1 thereto,

                            by and among Registrant, San Marcos Telephone

                            Company, Incorporated, SM Telecorp, Inc., SMTC

                            Acquisition Corp. and SMT Acquisition Corp.

                            (incorporated by reference to Exhibit 2 of

                            Registrant's Registration on Form S-4 dated

                            February 3, 1993, Registration No. 33-57838).



                   10.16 *  Registrant's Amended and Restated Salary

                            Continuation (Disability) Plan for Officers,

                            dated November 26, 1991 (incorporated by

                            reference to Exhibit 10.16 of Registrant's

                            Annual Report on Form 10-K for the year ended

                            December 31, 1991).



                   10.17 *  Form of Stock Option Agreement entered into in

                            1992 by the Registrant, pursuant to 1990

                            Incentive Compensation Program, with certain of

                            its officers and employees (incorporated by

                            reference to Exhibit 10.17 to Registrant's

                            Annual Report on Form 10-K for the year ended

                            December 31, 1992).



                   10.18 *  Form of Performance Share Agreement Under the

                            1990 Incentive Compensation Program, entered

                            into in 1993 with certain of its officers and

                            employees (incorporated by reference to Exhibit

                            28.1 to Registrant's Quarterly Report on Form

                            10-Q for the quarter ended March 31, 1993).

                   10.19 *  Form of Restricted Stock Agreement and

                            Performance Share Agreement Under the 1988

                            Incentive Compensation Program, entered into in

                            1993 with certain of its officers and employees

                            (incorporated by reference to Exhibit 28.2 to

                            Registrant's Quarterly Report on Form 10-Q for

                            the quarter ended March 31, 1993).



                   10.20    Agreement and Plan of Merger dated October 8, 1993,

                            as amended by Amendment No. 1 thereto dated

                            January 5, 1994 by and among Registrant, Celutel

                            Acquisition Corp., Celutel, Inc. and the

                            Principal Stockholders of Celutel, Inc.

                            (incorporated by reference to Appendix I of

                            Registrant's Prospectus forming a part of its

                            Registration Statement No. 33-50791 filed

                            January 12, 1994 pursuant to Rule 424(b)(5)).



                   11       Computations of Earnings Per Share, included

                            elsewhere herein.



                   21       Subsidiaries of the Registrant, included elsewhere

                            herein.



                   23       Independent Auditors' Consent, included elsewhere

                            herein.



                    *  Management contract or compensatory plan or arrangement.

                                     SIGNATURES


              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTURY TELEPHONE ENTERPRISES,INC.



          Date:  March 16, 1994    By:  /s/ Clarke M. Williams
                                        Clarke M. Williams
                                      Chairman of the Board

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


          /s/ Clarke M. Williams    Chairman of the Board
          Clarke M. Williams         of Directors           March 16, 1994



                                    Vice Chairman of the
                                     Board of Directors,
          /s/ Glen F. Post, III      President, and Chief
          Glen F. Post, III          Executive Officer      March 16, 1994



                                    Senior Vice President
          /s/ R. Stewart Ewing, Jr.  and Chief Financial
          R. Stewart Ewing, Jr.      Officer                March 16, 1994



                                    Senior Vice President,
          /s/ Harvey P. Perry        Secretary, General
          Harvey P. Perry            Counsel and Director   March 16, 1994




          /s/ Jim D. Reppond        President - Telephone
          Jim D. Reppond             Group and Director     March 16, 1994

                                     Signatures
                                     (Continued)




          /s/ W. Bruce Hanks        President - Telecommunications
          W. Bruce Hanks             Services and Director  March 16, 1994



          /s/ Murray H. Greer       Controller (Principal
          Murray H. Greer            Accounting Officer)    March 16, 1994



          /s/ William R. Boles, Jr.       Director
          William R. Boles, Jr.                             March 16, 1994



          /s/ Ernest Butler, Jr.          Director
          Ernest Butler, Jr.                                March 16, 1994



          /s/ Calvin Czeschin             Director
          Calvin Czeschin                                   March 16, 1994



          /s/ James B. Gardner            Director
          James B. Gardner                                  March 16, 1994



          /s/ R. L. Hargrove, Jr.         Director
          R. L. Hargrove, Jr.                               March 16, 1994



          /s/ Johnny Hebert               Director
          Johnny Hebert                                     March 16, 1994



          /s/ F. Earl Hogan               Director
          F. Earl Hogan                                     March 16, 1994

                                     Signatures
                                     (Continued)




          /s/ Tom S. Lovett               Director
          Tom S. Lovett                                     March 16, 1994



          /s/ C. G. Melville              Director
          C. G. Melville                                    March 16, 1994

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         CENTURY TELEPHONE ENTERPRISES, INC.
                                  (Parent Company)

                                STATEMENTS OF INCOME

                                                        Year ended December 31
          _____________________________________________________________________
                                                      1993       1992      1991
          _____________________________________________________________________
                                                       (expressed in thousands)

          REVENUES                                   $5,860     6,562     7,244
          _____________________________________________________________________

          EXPENSES
               Operating expenses                     6,014     6,281     7,578
               Depreciation and amortization          5,877     4,086     2,146
          _____________________________________________________________________
                  Total expenses                     11,891    10,367     9,724
          _____________________________________________________________________

          OPERATING LOSS                             (6,031)   (3,805)   (2,480)
          _____________________________________________________________________

          OTHER INCOME (EXPENSE)
               Interest expense                     (20,678)  (18,630)  (14,922)
               Interest income                       10,696    10,080    11,435
          _____________________________________________________________________
                  Total other income (expense)       (9,982)   (8,550)   (3,487)
          _____________________________________________________________________

          LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT
            OF CHANGES IN ACCOUNTING PRINCIPLES AND
            EQUITY IN SUBSIDIARIES' EARNINGS        (16,013)  (12,355)   (5,967)

          INCOME TAX BENEFIT                          5,037     2,173     2,013
          _____________________________________________________________________

          LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
            IN ACCOUNTING PRINCIPLES AND EQUITY
            IN SUBSIDIARIES' EARNINGS               (10,976)  (10,182)   (3,954)

          CUMULATIVE EFFECT OF CHANGES IN
            ACCOUNTING PRINCIPLES                         -     1,292         -
          _____________________________________________________________________

          LOSS BEFORE EQUITY IN
            SUBSIDIARIES' EARNINGS                  (10,976)   (8,890)   (3,954)

          EQUITY IN SUBSIDIARIES' EARNINGS           79,980    53,195    41,373
          _____________________________________________________________________

          NET INCOME                                $69,004    44,305    37,419
          =====================================================================

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     (continued)

                         CENTURY TELEPHONE ENTERPRISES, INC.
                                  (Parent Company)

                                   BALANCE SHEETS



                                                            December 31,
          _____________________________________________________________________
                                                        1993            1992
          _____________________________________________________________________
                                                      (expressed in thousands)

          ASSETS


          CURRENT ASSETS
               Cash and cash equivalents                $ 5,547        2,570
               Receivables from subsidiaries             53,638       46,967
               Other receivables                          7,330        1,168
               Prepayments and other                        857          343
          _____________________________________________________________________
                  Total current assets                   67,372       51,048
          _____________________________________________________________________

          PROPERTY, PLANT
            AND EQUIPMENT
               Property and equipment                     1,192        1,119
               Accumulated depreciation                    (772)        (681)
          _____________________________________________________________________
                  Net property, plant and equipment         420          438
          _____________________________________________________________________

          INVESTMENTS AND
            OTHER ASSETS
               Investments in subsidiaries (at equity)  771,062      579,579
               Receivables from subsidiaries            130,568      124,215
               Other investments, at cost                22,368        3,117
               Deferred charges                           3,788        3,920
          _____________________________________________________________________
                  Total investments and other assets    927,786      710,831
          _____________________________________________________________________

          TOTAL ASSETS                                  $995,578     762,317
          =====================================================================

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     (continued)

                         CENTURY TELEPHONE ENTERPRISES, INC.
                                  (Parent Company)

                                   BALANCE SHEETS
                                     (continued)

                                                             December 31,
          ____________________________________________________________________
                                                           1993       1992
          ____________________________________________________________________
                                                      (expressed in thousands)

          LIABILITIES AND EQUITY


          CURRENT LIABILITIES
               Current maturities of long-term debt       $ 4,450     4,027
               Notes payable to banks                      69,000    32,000
               Payables to subsidiaries                    93,540    91,469
               Accrued interest                             5,431     5,098
               Other accrued liabilities                    3,656     3,500
          ____________________________________________________________________
                    Total current liabilities             176,077   136,094
          ____________________________________________________________________


          LONG-TERM DEBT                                  272,115   229,615
          ____________________________________________________________________


          PAYABLES TO SUBSIDIARIES                         25,696     3,919
          ____________________________________________________________________


          DEFERRED CREDITS AND
            OTHER LIABILITIES                               7,922     7,240
          ____________________________________________________________________


          STOCKHOLDERS' EQUITY
               Common stock, $1.00 par value,
                 authorized 100,000,000 shares, issued
                 and outstanding 51,294,705 and
                 48,896,876 shares                         51,295    48,897
               Paid-in capital                            262,294   191,522
               Retained earnings                          208,945   155,676
               Employee Stock Ownership Plan commitment    (9,220)  (11,100)
               Preferred stock - non-redeemable               454       454
          ____________________________________________________________________
                    Total stockholders' equity            513,768   385,449
          ____________________________________________________________________

          TOTAL LIABILITIES AND EQUITY                   $995,578   762,317
          ====================================================================

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     (continued)

                         CENTURY TELEPHONE ENTERPRISES, INC.
                                  (Parent Company)

                              STATEMENTS OF CASH FLOWS

                                                         Year ended December 31,
          __________________________________________________________________________
                                                         1993      1992     1991
          __________________________________________________________________________
                                                         (expressed in thousands)
          OPERATING ACTIVITIES
            Net income                                  $69,004    44,305   37,419
            Adjustments to reconcile net income to
              net cash provided by (used in)
              operating activities:
               Depreciation and amortization              5,877     4,086    2,146
               Deferred income taxes                       (451)    2,886      538
               Earnings of subsidiaries                 (79,980)  (53,195) (41,373)
               Cumulative effect of changes in
                 accounting principles                        -    (1,292)       -
               Gain on sale of subsidiary                     -      (641)       -
               Changes in current assets and
                 current liabilities:
                  Increase in receivables                (6,692)     (500)    (665)
                  Increase in accounts payable            1,203     1,075    4,106
                  Change in other current assets and
                    other current liabilities, net          102     3,806   (2,121)
               Other, net                                 1,934       635      473
          ________________________________________________________________________
                  Net cash provided by (used in)
                    operating activities                 (9,003)    1,165      523
          ________________________________________________________________________

          INVESTING ACTIVITIES
            Acquisitions                                (51,009) (135,131)    (855)
            Capital contributions to subsidiaries, net  (16,819)  (14,881) (14,588)
            Dividends received from subsidiaries            908    12,030   28,612
            (Increase) decrease in receivables
              from subsidiaries                           4,776    (6,020) (19,639)
            Increase in payables to subsidiaries         23,848    20,471    2,269
            Purchase of Industrial Development Revenue
              bonds                                     (19,000)        -        -
            Other, net                                     (321)    9,932   (9,629)
          ________________________________________________________________________
                  Net cash used in investing
                    activities                          (57,617) (113,599) (13,830)
          ________________________________________________________________________

          FINANCING ACTIVITIES
            Proceeds from issuance of long-term debt     51,500   122,987   35,300
            Payments of long-term debt                   (6,697)  (24,418) (21,125)
            Notes payable, net                           37,000    19,000    4,000
            Proceeds from issuance of common stock        3,529     8,776    6,389
            Cash dividends paid                         (15,735)  (14,119) (13,388)
          ________________________________________________________________________
                  Net cash provided by financing
                    activities                           69,597   112,226   11,176
          ________________________________________________________________________

          NET INCREASE (DECREASE) IN CASH  AND CASH
           EQUIVALENTS                                    2,977      (208)  (2,131)

          CASH AND CASH EQUIVALENTS AT BEGINNING
            OF YEAR                                       2,570     2,778    4,909
          ________________________________________________________________________

          CASH AND CASH EQUIVALENTS AT END OF YEAR       $5,547     2,570    2,778
          ========================================================================

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                     (continued)

                         CENTURY TELEPHONE ENTERPRISES, INC.
                                  (Parent Company)

               NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT


          (A) LONG-TERM DEBT

              The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1993 are as follows:

                                    1994 -  $  4,450,000
                                    1995 -  $ 55,481,000
                                    1996 -  $ 37,566,000
                                    1997 -  $  7,014,000
                                    1998 -  $  9,817,000

          (B) GUARANTEES

              As of December 31, 1993, Century has guaranteed a promissory note for a subsidiary of $2,889,000, as well as the applicable interest and premium. Century has also guaranteed $1,085,000 in Industrial Development Revenue Bonds originally issued by a subsidiary; such bonds were assumed by the purchaser of the subsidiary's assets.

          (C) DIVIDENDS FROM SUBSIDIARIES

              Dividends paid to Century by consolidated subsidiaries were $908,000, $12,030,000 and $28,612,000 during 1993, 1992 and 1991, respectively.

          (D) INCOME TAXES AND INTEREST PAID

              Income taxes paid by Century (including amounts reimbursed from subsidiaries) were $31,500,000, $26,500,000 and $16,000,000 during 1993, 1992 and 1991, respectively.

              Interest paid by Century was $20,870,000, $15,676,000 and $15,379,000 during 1993, 1992 and 1991, respectively.

          (E) CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

              Century adopted Statement of Financial Accounting Standards No. 106 ("SFAS 106"), "Employer's Accounting for Postretirement Benefits Other than Pensions" and Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes", as of January 1, 1992.

          (F) SUPPLEMENTAL CASH FLOW INFORMATION

              Century issued common stock in connection with certain acquisitions during 1993, 1992 and 1991. The value at time of issuance of such common stock was approximately $67,000,000, $21,475,000 and $5,355,000, respectively. These amounts represent the non-cash portion of the purchase prices for the acquisitions and are not included on the Statement of Cash Flows.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                        For the year ended December 31, 1993

                                     Balance at                                  Other     Balance at
                                    beginning of   Additions                    changes-     end of
                                       period       at cost    Retirements    add (deduct)   period
          ___________________________________________________________________________________________
                                                        (expressed in thousands)
          Telephone:
             General support          $ 69,202       6,509        (3,666)       13,258       85,303
             Central office            250,164      46,640       (25,941)       10,260      281,123
             Information origination/
                termination             45,081      16,507       (28,187)        3,524       36,925
             Cable and wire            441,159      64,038       (10,175)       17,218      512,240
             Construction in progress   55,758      (2,514)            -           594       53,838
             Other                      10,019           -             -             1       10,020
          ___________________________________________________________________________________________
                                       871,383     131,180       (67,969)       44,855(1)   979,449
          ___________________________________________________________________________________________

          Mobile Communications:
             General support            16,314       7,359          (425)         (274)      22,974
             Cell site                  43,939      51,422        (4,744)       (9,089)      81,528
             Construction in progress    4,913      (2,845)            -           124        2,192
             Pagers                      3,384           -           (68)         (150)       3,166
             Other                       3,376         156           (39)         (101)       3,392
          ___________________________________________________________________________________________
                                        71,926      56,092        (5,276)       (9,490)(2)  113,252
          ___________________________________________________________________________________________

          Other:
             General support            60,503      19,025        (5,743)        3,226       77,011
             Other                         607         (12)       (1,182)        1,313          726
          ___________________________________________________________________________________________
                                        61,110      19,013        (6,925)        4,539(3)    77,737
          ___________________________________________________________________________________________

                                    $1,004,419     206,285       (80,170)       39,904    1,170,438
          ============================================================================================

          (1) Includes $44,876,000 of assets at the date of acquisition of purchased subsidiaries.

          (2) Includes $9,801,000 of equipment removed from service to be refurbished and/or held for future use.

          (3) Includes $4,234,000 of assets at the date of acquisition of purchased subsidiaries.

          For additional information see note 1 of Notes to Consolidated Financial Statements included in Item 8 elsewhere herein.


                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     (continued)

                        For the year ended December 31, 1992

                                      Balance at                                 Other     Balance at
                                     beginning of   Additions                   changes-     end of
                                       period        at cost    Retirements   add (deduct)   period
          ___________________________________________________________________________________________
                                                         (expressed in thousands)

          Telephone:
             General support            $ 53,057      6,756       (2,376)       11,765        69,202
             Central office              205,554     32,228      (26,678)       39,060       250,164
             Information origination/
               termination                32,685      1,104          (67)       11,359        45,081
             Cable and wire              363,189     43,763       (6,235)       40,442       441,159
             Construction in progress     29,840     25,106            -           812        55,758
             Other                         9,980         17            -            22        10,019
          ___________________________________________________________________________________________
                                         694,305    108,974      (35,356)      103,460       871,383
          ___________________________________________________________________________________________

          Mobile Communications:
             General support              13,890      2,184          (41)          281        16,314
             Cell site                    36,703      6,347         (119)        1,008        43,939
             Construction in progress      2,706      2,207            -             -         4,913
             Pagers                        4,113         94         (423)        (400)         3,384
             Other                         3,328         72         (105)           81         3,376
          ___________________________________________________________________________________________
                                          60,740     10,904         (688)          970        71,926
          ___________________________________________________________________________________________

          Other:
             General support              40,511     22,027       (2,486)          451        60,503
             Other                           585         22            -             -           607
          ___________________________________________________________________________________________
                                          41,096     22,049       (2,486)          451        61,110
          ___________________________________________________________________________________________

                                        $796,141    141,927      (38,530)      104,881 (1) 1,004,419
          ===========================================================================================

          (1) Includes $110,667,000 of assets at the date of acquisition of purchased subsidiaries, net of $5,064,000 of assets at the date of disposition of subsidiaries sold.

          For additional information see Note 1 of Notes to Consolidated Financial Statements included in Item 8 elsewhere herein.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                     SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                     (continued)

                        For the year ended December 31, 1991

                                    Balance at                              Other    Balance at
                                   beginning of   Additions                changes-    end of
                                     period       at cost   Retirements  add (deduct)  period
          ______________________________________________________________________________________

                                                         (expressed in thousands)
          Telephone:
             General support          $ 47,882       5,156      (2,458)     2,477      53,057
             Central office            198,889      24,937     (18,500)       228     205,554
             Information origination/
               termination              32,096         656         (75)         8      32,685
             Cable and wire            332,045      38,119      (6,978)         3     363,189
             Construction in progress   24,795       5,045            -         -      29,840
             Other                       9,980           -            -         -       9,980
          ______________________________________________________________________________________
                                       645,687      73,913     (28,011)     2,716     694,305
          ______________________________________________________________________________________

          Mobile Communications:
             General support            10,136       4,062        (297)       (11)     13,890
             Cell site                  27,031       9,683         (11)         -      36,703
             Construction in progress    4,288      (1,582)          -          -       2,706
             Pagers                      5,802         291        (639)    (1,341)      4,113
             Other                       3,737         248         (12)      (645)      3,328
          ______________________________________________________________________________________
                                        50,994      12,702        (959)    (1,997)(1)  60,740
          ______________________________________________________________________________________

          Other:
             General support            37,629      11,701      (6,145)    (2,674)     40,511
             Other                         516          22           -         47         585
          ______________________________________________________________________________________
                                        38,145      11,723      (6,145)    (2,627)     41,096
          ______________________________________________________________________________________

                                      $734,826      98,338     (35,115)    (1,908)    796,141
          ======================================================================================

          (1) Includes $2,032,000 of assets related to the Florida paging operations which were sold in 1991.

          For additional information see note 1 of Notes to Consolidated Financial Statements included in Item 8 elsewhere herein.

                 CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                        PLANT AND EQUIPMENT

                        For the year ended December 31, 1993

                                                       Additions
                                                ________________________
                                    Balance at    Charged   Salvage less                             Balance at
                                    beginning    to profit    removal                      Other       end of
                                    of period     and loss     costs       Retirements    changes      period
          ______________________________________________________________________________________________________
                                                         (expressed in thousands)
          Telephone:
            General support         $ 25,656       5,646         426         (3,666)       5,134       33,196
            Central office            76,270      15,050         762        (25,941)       4,591       70,732
            Information origination/
              termination             42,580      10,916          91        (28,187)       2,051       27,451
            Cable and wire           130,180      26,673      (1,419)       (10,175)       4,784      150,043
            Other                      5,556       1,353          (7)             -          155        7,057
          ______________________________________________________________________________________________________
                                     280,242      59,638        (147)       (67,969)      16,715 (1)  288,479
          ______________________________________________________________________________________________________
          Mobile Communications:
            General support            4,715       1,547           -           (315)        (324)       5,623
            Cell site                 18,248       7,770           -         (3,053)      (5,759)      17,206
            Pagers                     3,018         327           -            (68)        (150)       3,127
            Other                      1,632         204           -            (37)         (19)       1,780
          ______________________________________________________________________________________________________
                                      27,613       9,848           -         (3,473)      (6,252)(2)   27,736
          ______________________________________________________________________________________________________
          Other:
            General support           20,374       8,327           -         (3,648)       1,185       26,238
            Other                        312         186           -           (626)         337          209
          ______________________________________________________________________________________________________
                                      20,686       8,513           -         (4,274)       1,522 (3)   26,447
          ______________________________________________________________________________________________________
                                    $328,541      77,999        (147)       (75,716)      11,985      342,662
          ======================================================================================================


          Depreciation and amortization charged to income -
            Depreciation, as above                                       $77,999
            Amortization of cost of investment in subsidiaries
              in excess of net assets acquired                             7,512
            Amortization of extraordinary retirements                        664
                                                                          ______
                                                                         $86,175
                                                                          ======

          (1) Includes $16,771,000 of accumulated depreciation and amortization at the date of acquisition of purchased subsidiaries.

          (2) Includes $6,277,000 of accumulated depreciation related to equipment removed from service to be refurbished and/or held for future use.

          (3) Includes $1,447,000 of accumulated depreciation and amortization at the date of acquisition of purchased subsidiaries.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                        PLANT AND EQUIPMENT
                                     (continued)

                        For the year ended December 31, 1992

                                                       Additions
                                                ________________________
                                    Balance at   Charged    Salvage less                           Balance at
                                    beginning   to profit     removal                     Other      end of
                                    of period   and loss      costs       Retirements    changes     period
          _____________________________________________________________________________________________________
                                                           (expressed in thousands)
          Telephone:
            General support          $ 19,525      3,783         271        (2,376)       4,453      25,656
            Central office             70,402     22,219         313       (26,678)      10,014      76,270
            Information origination/
              termination              30,376      1,654           -           (67)      10,617      42,580
            Cable and wire             99,241     21,900      (1,415)       (6,235)      16,689     130,180
            Other                       5,574        121        (145)            -            6       5,556
          _____________________________________________________________________________________________________
                                      225,118     49,677        (976)      (35,356)      41,779     280,242
          _____________________________________________________________________________________________________

          Mobile Communications:
            General support             3,280      1,423           -           (40)          52       4,715
            Cell site                  12,249      5,724           -          (119)         394      18,248
            Pagers                      2,925        860           -          (421)        (346)      3,018
            Other                       1,489        227           -           (92)           8       1,632
          _____________________________________________________________________________________________________
                                       19,943      8,234           -          (672)         108      27,613
          _____________________________________________________________________________________________________

          Other:
            General support            15,836      6,363           -        (2,102)         277      20,374
            Other                         246         66           -             -            -         312
          _____________________________________________________________________________________________________
                                       16,082      6,429           -        (2,102)         277      20,686
          _____________________________________________________________________________________________________

                                     $261,143     64,340        (976)      (38,130)      42,164(1)  328,541
          ======================================================================================================


          Depreciation and amortization charged to income -
            Depreciation, as above                                     $64,340
            Amortization of cost of investment in subsidiaries
              in excess of net assets acquired                           5,396
            Amortization of extraordinary retirements                    1,026
                                                                       _______
                                                                       $70,762
                                                                       =======


          (1) Includes $43,154,000 of accumulated depreciation and amortization at the date of acquisition of purchased subsidiaries, net of $1,855,000 of accumulated depreciation and amortization at the date of disposition of subsidiaries sold.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY,
                        PLANT AND EQUIPMENT

                                     (continued)

                        For the year ended December 31, 1991

                                                        Additions
                                                _________________________
                                    Balance at    Charged    Salvage less                          Balance at
                                    beginning    to profit     removal                    Other      end of
                                    of period    and loss       costs      Retirements   changes     period
          ____________________________________________________________________________________________________
                                                         (expressed in thousands)
          Telephone:
            General support           $17,149      2,771         356         (2,458)     1,707      19,525
            Central office             70,965     17,480         582        (18,500)      (125)     70,402
            Information origination/
              termination              27,007      3,143          (4)           (75)       305      30,376
            Cable and wire             89,567     17,802      (1,255)        (6,978)       105      99,241
            Other                       5,384        111          53              -         26       5,574
          ____________________________________________________________________________________________________
                                      210,072     41,307        (268)       (28,011)     2,018     225,118
          ____________________________________________________________________________________________________

          Mobile Communications:
            General support             2,337      1,179           -           (240)         4       3,280
            Cell site                   8,259      3,966           -             (6)        30      12,249
            Pagers                      2,886      1,588           -           (638)      (911)      2,925
            Other                       1,262        615           -              -       (388)      1,489
          ____________________________________________________________________________________________________
                                       14,744      7,348           -           (884)    (1,265)(1)  19,943
          ____________________________________________________________________________________________________

          Other:
            General support            18,610      4,507           -         (5,201)    (2,080)     15,836
            Other                         443         35           -              -       (232)        246
          ____________________________________________________________________________________________________
                                       19,053      4,542           -         (5,201)    (2,312)     16,082
          ____________________________________________________________________________________________________

                                     $243,869     53,197        (268)       (34,096)    (1,559)    261,143
          ====================================================================================================


          Depreciation and amortization charged to income -
            Depreciation, as above                                     $53,197
            Amortization of cost of investment in subsidiaries
              in excess of net assets acquired                           3,173
            Amortization of extraordinary retirements                      936
                                                                       _______
                                                                       $57,306
                                                                       =======

          (1) Includes $1,300,000 of accumulated depreciation and amortization related to the Florida paging operations which were sold in 1991.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

                         SCHEDULE IX - SHORT-TERM BORROWINGS

                For the years ended December 31, 1993, 1992 and 1991

                                                          Weighted           (a)               (b)                  (c)
                                                           average      Maximum amount    Average amount     Weighted average
          Category of aggregate            Balance at   interest rate     outstanding       outstanding       interest rate
          short-term borrowings          end of period  end of period  during the period  during the period  during the period
          ____________________________________________________________________________________________________________________
          Year ended December 31, 1993:
             Notes payable to banks
             (See Note 1)                  $69,200,000      3.823%       $69,200,000         $54,121,000        3.743%

          Year ended December 31, 1992:
             Notes payable to banks
             (See Note 1)                  $32,415,000      3.940%       $32,415,000         $24,998,000        4.193%

          Year ended December 31, 1991:
             Notes payable to banks
             (See Note 2)                  $15,000,000      5.413%       $15,000,000         $ 2,597,000        5.477%


          Note 1
          ______
            Notes payable to banks represent various promissory notes and revolving credit notes.

          Note 2
          ______
            Notes payable to banks represent borrowings under promissory notes and a money market revolving credit note.

          (a) Maximum amount outstanding at any month-end during the period.

          (b) Average amount outstanding during the period is computed by dividing the total weighted daily balance outstanding by 360.

          (c) Average interest rate for the year is computed by dividing short-term interest expense by the average short-term debt outstanding.

                CENTURY TELEPHONE ENTERPRISES, INC. AND SUBSIDIARIES

               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



                                               Year ended December 31,
          _________________________________________________________________
                                              1993       1992        1991
          _________________________________________________________________

                                               (expressed in thousands)


          Maintenance and repairs         $ 64,401     52,820      43,561
          =================================================================

          Taxes, other than payroll
            and income taxes:
             Property taxes               $ 11,629      9,805       6,906
             Gross receipts taxes            4,570      4,473       3,326
             All other operating taxes       2,525      1,455       1,263
          _________________________________________________________________
          Taxes charged to costs and
            expenses                      $ 18,724     15,733      11,495
          =================================================================
          Advertising costs               $  4,148      3,459       2,771
          =================================================================


          All other requirements of this schedule are either immaterial or disclosed in the consolidated financial statements or related notes.

                         CENTURY TELEPHONE ENTERPRISES, INC.

                                  INDEX TO EXHIBITS

                                  December 31, 1993

          Exhibit
          Number
          _______

          3(i) Amended and Restated Articles of Incorporation of Registrant, dated December 15, 1988 (incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988), as amended by the Articles of Amendment dated May 2, 1989 (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated May 5,
                   1989), by the Articles of Amendment dated May 17, 1990 (incorporated by reference to Exhibit 4.1 of the Registrant's Post-Effective Amendment No. 2 on Form S-3 dated December 21, 1990, Registration No. 33-17114) and by the Articles of Amendment dated May 30, 1991 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated June 12,
                   1991).

          3(ii) Registrant's Bylaws, as amended through February 22, 1994, included herein.

          4.1 Loan Agreement, dated January 3, 1990, between Registrant and National Bank of Detroit, First National Bank of Commerce and Bank One, Texas, National Association (incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989) and amendment thereto dated May 15, 1992 incorporated by reference to Exhibit 4.1 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and the second amendment thereto dated March 31,1993 (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

          4.2 Note Purchase Agreement, dated September 1, 1989, between Registrant, Teachers Insurance and Annuity Association of America and the Lincoln National Life Insurance Company (incorporated by reference to Exhibit
                   4.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

          4.3 Agreement, dated November 27, 1977, among Registrant, The Travelers Insurance Company and The Travelers Indemnity Company, and form of Warrant (incorporated by reference to Exhibits 4 and 5 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1977).

          4.10 Form of Indenture dated May 1, 1940 among Century Telephone of Wisconsin, Inc. (formerly La Crosse Telephone Corporation) and the First National Bank of Chicago and William K. Stevens (incorporated by reference to Exhibit 4.12 to Registration No. 2-48478).

          4.11 Supplemental Indenture No. 12 (incorporated by reference to Exhibit 5.12 to Registration No. 2-62172) and Supplemental Indentures 13 and 14 (incorporated by reference to Exhibit 5.11 to Registration No. 2-68731), each of which are supplemental indentures to the Form of Indenture dated May 1, 1940 listed above as Exhibit 4.10.

          4.12 Amended and Restated Rights Agreement dated as of November 17, 1986 between Century Telephone Enterprises, Inc. and the Rights Agent named therein (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K dated December 20, 1988), the Amendment thereto dated March 26, 1990 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990) and the Second Amendment thereto dated February 23, 1993 (incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

          4.16 Note Purchase Agreement, dated May 6, 1986, among Registrant, Teachers Insurance and Annuity Association of America, Aetna Life Insurance Company, the Aetna Casualty and Surety Company and Lincoln National Pension Insurance Company (incorporated by reference to Exhibit
                   4.23 to Registration No. 33-5836), Amendatory Agreement dated November 1, 1986 (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986), amendment thereto dated November 1, 1987 (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987) and Modification Letter dated September 1, 1989 (incorporated by reference to Exhibit 19.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1989).

          4.21 The Century Telephone Enterprises, Inc. Stock Bonus Plan, PAYSOP and Trust, as amended and restated September 10, 1987 and amendment thereto dated February 29, 1988 (incorporated by reference to Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1987), amendments thereto dated March 21, 1991 and April 15, 1991, (incorporated by reference to Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), amendment thereto dated March 31, 1992 (incorporated by reference to Exhibit 4.21 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendments thereto dated June 1, 1993 and June 10, 1993, included herein.

           4.22 Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

          4.23 Indenture, dated February 1, 1992, between Registrant and First American Bank and Trust of Louisiana
                   (incorporated by reference to Exhibit 4.23 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

          4.24 Revolving Credit Facility Agreement, dated February 7, 1992 between Registrant and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), amendment thereto dated April 8, 1993 (incorporated by reference to Exhibit 19.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993) and amendment thereto dated July 9, 1993, included herein.

          4.25 Credit Agreement, dated February 9, 1994 between Registrant, NationsBank of Texas, N.A., Bank One, Texas, N.A., The Bank of Nova Scotia, First National Bank of Commerce and Texas Commerce Bank National Association, included herein.

          10.1 Employment Agreement, dated May 24, 1993, by and between Clarke M. Williams and Registrant (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1993).

          10.2 Form of employment agreement that the registrant has entered into with each Executive Officer other than Mr. Williams (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1990).

          10.3 Registrant's Outside Directors' Retirement Plan, dated November 19, 1984 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985), amendment thereto dated February 21, 1989 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and amendment thereto dated May 17, 1991 (incorporated by reference to Exhibit 10.3 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

          10.4 Registrant's Amended and Restated Supplemental Executive Retirement Plan, as amended and restated May 17, 1991 (incorporated by reference to Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991) and amendment thereto dated February 24, 1993 (incorporated by reference to Exhibit
                   10.4 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.5 Registrant's 1983 Restricted Stock Plan, dated February 21, 1984 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

          10.6 Registrant's Key Employee Incentive Compensation Plan, dated January 1, 1984 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1985).

          10.7 The Century Telephone Enterprises, Inc. Dollars & Sense Plan and Trust, as amended and restated April 1, 1992 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendments thereto dated as of January 1, 1993, April 1, 1993, April 9, 1993 and July 1, 1993, included herein.

          10.8 Century Telephone Enterprises, Inc. Employee Stock Ownership Plan and Trust, dated March 20, 1987 (incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1986), amendment thereto dated February 29, 1988 (incorporated by reference to Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                   1987), amendments thereto dated March 21, 1991 and April 15, 1991 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), amendments thereto dated March 31, 1992 (incorporated by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendments thereto dated June 1, 1993 and June 10, 1993, included herein.

          10.9 Registrant's 1988 Incentive Compensation Program as amended and restated August 22, 1989 (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1989).

          10.10 Form of Stock Option Agreement entered into in 1988 by the Registrant, pursuant to 1988 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and amendment thereto (incorporated by reference to Exhibit
                   4.6 to Registrant's Registration No. 33-31314).

          10.11 Registrant's 1990 Incentive Compensation Program, dated March 15, 1990 (incorporated by reference to Exhibit
                   19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

          10.12 Form of Stock Option Agreement entered into in 1990 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 19.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1990).

          10.13 Disability Retirement Agreement, dated July 17, 1990, between Clarke M. Williams, Jr. and Century Telephone Enterprises, Inc. (incorporated by reference to Exhibit
                   19.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

          10.15 Agreement and Plan of Merger dated as of September 24, 1992, as amended by Amendment No. 1 thereto, by and among Registrant, San Marcos Telephone Company, Incorporated, SM Telecorp, Inc., SMTC Acquisition Corp. and SMT Acquisition Corp. (incorporated by reference to Exhibit 2 of Registrant's Registration on Form S-4 dated February 3, 1993, Registration No. 33-57838).

          10.16 Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

          10.17 Form of Stock Option Agreement entered into in 1992 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers and employees (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.18 Form of Performance Share Agreement Under the 1990 Incentive Compensation Program, entered into in 1993 with certain of its officers and employees (incorporated by reference to Exhibit 28.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                   1993).

          10.19 Form of Restricted Stock Agreement and Performance Share Agreement Under the 1988 Incentive Compensation Program, entered into in 1993 with certain of its officers and employees (incorporated by reference to Exhibit 28.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

          10.20 Agreement and Plan of Merger dated October 8, 1993, as amended by Amendment No. 1 thereto dated January 5, 1994 by and among Registrant, Celutel Acquisition Corp., Celutel, Inc. and the Principal Stockholders of Celutel, Inc. (incorporated by reference to Appendix I of Registrant's Prospectus forming a part of its Registration Statement No. 33-50791 filed January 12, 1994 pursuant to Rule 424(b)(5)).

          11       Computations of Earnings Per Share, included herein.

          21       Subsidiaries of the Registrant, included herein.

          23       Independent Auditors' Consent, included herein.