Form 10-Q
period 1994-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1994-05-13
CIK 18926

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                     FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended March 31, 1994

                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number:  1-7784


                        CENTURY TELEPHONE ENTERPRISES, INC.
              (Exact name of registrant as specified in its charter)


         Louisiana                                   72-0651161
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification No.)

                 100 Century Park Drive, Monroe, Louisiana  71203
               (Address of principal executive offices)  (Zip Code)


        Registrant's telephone number, including area code: (318) 388-9500

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        [X] Yes      [ ] No


     As of April 30, 1994, there were 53,357,559 shares of common stock outstanding.



                                                  Exhibit Index-Page 17

                           CENTURY TELEPHONE ENTERPRISES, INC.


                                    TABLE OF CONTENTS



                                                                     Page No.

Part I.  Financial Information:

      Consolidated Statements of Income--Three Months
       Ended March 31, 1994 and 1993. . . . . . . . . . . . . . . . . . .   3

      Consolidated Balance Sheets--March 31, 1994 and
       December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . .   4

      Consolidated Statements of Stockholders' Equity--
       Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . .   5

      Consolidated Statements of Cash Flows--
       Three Months Ended March 31, 1994 and 1993 . . . . . . . . . . . .   6

      Notes to Consolidated Financial Statements. . . . . . . . . . . . .  7-8

      Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . . . . . . . .  9-14

Part II. Other Information. . . . . . . . . . . . . . . . . . . . . . . .  15

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Index to Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                             PART I.  FINANCIAL INFORMATION

                           CENTURY TELEPHONE ENTERPRISES, INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)


                                                            Three months
                                                           ended March 31
                                                      -----------------------
                                                         1994         1993
                                                      -----------  ----------
                                                      (expressed in thousands,
                                                      except per share amounts)

REVENUES
  Telephone                                              $91,770      78,951
  Mobile Communications                                   29,210      17,874
                                                        --------    --------
    Total revenues                                       120,980      96,825
                                                        --------    --------
EXPENSES
  Cost of sales and operating
   expenses                                               63,661      51,356
  Depreciation and amortization                           21,433      17,202
                                                        --------    --------
    Total expenses                                        85,094      68,558
                                                        --------    --------
OPERATING INCOME                                          35,886      28,267
                                                        --------    --------
OTHER INCOME (EXPENSE)
  Interest expense                                        (8,502)     (6,912)
  Gain on sale of asset                                        -       1,661
  Earnings from unconsolidated cellular partnerships       2,564         372
  Other income, net                                          191         947
                                                        --------    --------
    Total other income (expense)                          (5,747)     (3,932)
                                                        --------    --------
INCOME BEFORE INCOME TAXES                                30,139      24,335

INCOME TAXES                                              10,938       8,595
                                                        --------    --------
NET INCOME                                              $ 19,201      15,740
                                                        ========    ========
PRIMARY EARNINGS PER SHARE                              $    .36         .32
                                                        ========    ========
FULLY DILUTED EARNINGS PER SHARE                        $    .35         .31
                                                        ========    ========
DIVIDENDS PER COMMON SHARE                              $  .0800       .0775
                                                        ========    ========




  See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                   March 31,       December 31,
ASSETS                                               1994              1993
                                                   ----------       ----------
                                                     (expressed in thousands)
CURRENT ASSETS
  Cash and cash equivalents                        $    8,397            9,777
  Accounts receivable
    Customers, less allowance for doubtful
     accounts of $1,910,000 and $1,473,000             37,414           34,438
    Other                                              21,840           21,771
  Materials and supplies, at cost                       4,753            4,418
  Other                                                 2,596            2,068
                                                   ----------       ----------
                                                       75,000           72,472
                                                   ----------       ----------
NET PROPERTY, PLANT AND EQUIPMENT                     871,205          827,776
                                                   ----------       ----------
INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired                  440,209          297,158
  Other investments                                   107,609           98,142
  Deferred charges                                     24,576           23,842
                                                   ----------       ----------
                                                      572,394          419,142
                                                   ----------       ----------
                                                   $1,518,599        1,319,390
                                                   ==========       ==========

LIABILITIES AND EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt             $   15,263           14,233
  Notes payable to banks                               19,200           69,200
  Accounts payable                                     37,436           49,506
  Accrued expenses and other liabilities
  Taxes                                                18,369            9,327
    Interest                                            4,606            6,476
    Other                                              20,003           21,152
  Advance billings and customer deposits               11,000            9,312
                                                   ----------       ----------
                                                      125,877          179,206
                                                   ----------       ----------
LONG-TERM DEBT                                        639,971          460,933
                                                   ----------       ----------
DEFERRED CREDITS AND OTHER LIABILITIES                173,353          165,483
                                                   ----------       ----------
STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized
   100,000,000 shares, issued and outstanding
   53,353,033 and 51,294,705 shares                    53,353           51,295
  Paid-in capital                                     313,617          262,294
  Retained earnings                                   223,879          208,945
  Employee Stock Ownership Plan commitment            (13,780)          (9,220)
  Preferred stock - non-redeemable                      2,329              454
                                                   ----------       ----------
                                                      579,398          513,768
                                                   ----------       ----------
                                                   $1,518,599        1,319,390
                                                   ==========       ==========



See accompanying notes to consolidated financial statements.

                        CENTURY TELEPHONE ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)

                                                         Three months
                                                        ended March 31
                                                   ------------------------
                                                       1994         1993
                                                   ----------    ----------
                                                   (expressed in thousands)

COMMON STOCK
  Balance at beginning of period                     $ 51,295       48,897
  Issuance of common stock for acquisitions             2,000            -
  Issuance of common stock through dividend
   reinvestment, stock purchase and incentive
   plans                                                   58           83
                                                     --------     --------
  Balance at end of period                             53,353       48,980
                                                     --------     --------
PAID-IN CAPITAL
  Balance at beginning of period                      262,294      191,522
  Issuance of common stock for acquisitions            50,311            -
  Issuance of common stock through dividend
   reinvestment, stock purchase and incentive
   plans                                                  819          949
  Amortization of unearned compensation                   193          125
                                                     --------     --------
  Balance at end of period                            313,617      192,596
                                                     --------     --------
RETAINED EARNINGS
  Balance at beginning of period                      208,945      155,676
  Net income                                           19,201       15,740
  Cash dividends declared
    Common stock-$.0800 and $.0775 per share,
     respectively                                      (4,259)      (3,794)
    Preferred stock                                        (8)          (8)
                                                     --------     --------
  Balance at end of period                            223,879      167,614
                                                     --------     --------
ESOP COMMITMENT
  Balance at beginning of period                       (9,220)     (11,100)
  Commitment to ESOP                                   (5,000)           -
  Reduction of ESOP Commitment                            440          440
                                                     --------     --------
  Balance at end of period                            (13,780)     (10,660)
                                                     --------     --------
PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of period                          454          454
  Issuance of preferred stock for acquisition           1,875            -
                                                     --------     --------
  Balance at end of period                              2,329          454
                                                     --------     --------
TOTAL STOCKHOLDERS' EQUITY                           $579,398      398,984
                                                     ========     ========





See accompanying notes to consolidated financial statements.

                           CENTURY TELEPHONE ENTERPRISES, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                         Three months
                                                        ended March 31
                                                   ------------------------
                                                       1994        1993
                                                   -----------   ----------
                                                   (expressed in thousands)
OPERATING ACTIVITIES
  Net income                                         $ 19,201      15,740
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                      24,431      19,662
    Deferred income taxes                               1,529      (1,159)
    Equity in earnings of cellular partnerships        (2,860)       (466)
    Gain on sale of asset                                   -      (1,661)
    Changes in current assets and current
     liabilities:
      Decrease in accounts receivable                   1,969       7,616
      Decrease in accounts payable                    (17,234)     (6,656)
      Changes in other current assets and other
       current liabilities, net                         5,675       7,631
    Other, net                                            111       1,732
                                                     --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES        32,822      42,439
                                                     --------    --------
INVESTING ACTIVITIES
  Payments for property, plant and equipment          (49,553)    (29,791)
  Acquisition, net of cash acquired                   (53,390)          -
  Purchase of life insurance investment                (6,853)     (6,799)
  Other, net                                              697        (515)
                                                     --------    --------
      NET CASH USED IN INVESTING ACTIVITIES          (109,099)    (37,105)
                                                     --------    --------
FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt             23,000       7,838
  Payments of long-term debt                          (44,603)     (6,375)
  Notes payable, net                                  100,000      12,000
  Proceeds from issuance of common stock                  877       1,032
  Cash dividends paid                                  (4,267)     (3,802)
  Other, net                                             (110)        266
                                                     --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES        74,897      10,959
                                                     --------    --------
Net increase (decrease) in cash and cash
 equivalents                                           (1,380)     16,293

Cash and cash equivalents at beginning
 of period                                              9,777       9,771
                                                     --------    --------
Cash and cash equivalents at end of period           $  8,397      26,064
                                                     ========    ========

Supplemental cash flow information:

  Income taxes paid                                  $    878       2,236
                                                     ========    ========
  Interest paid                                      $ 10,372       8,551
                                                     ========    ========

See accompanying notes to consolidated financial statements.

                        CENTURY TELEPHONE ENTERPRISES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)


(1)  Basis of Financial Reporting

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993. Certain 1993 amounts have been reclassified to be consistent with the 1994 presentation.

     The unaudited financial information for the three months ended March 31, 1994 and 1993 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)  Accounting Pronouncement

     In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the adoption of accrual accounting for workers compensation, disability and other benefits provided after employment but before retirement by requiring accrual of the expected cost when it is probable that a benefit obligation has been incurred and the amount can be reasonably estimated. Liabilities for postemployment benefits included in the consolidated balance sheet as of December 31, 1993 were not materially different than those required by SFAS 112; therefore, no cumulative effect of change in accounting principle was recorded upon adoption of SFAS 112.


(3)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                             March 31,         December 31,
                                               1994                1993
                                            ----------         -----------
                                               (expressed in thousands)

  Telephone, at original cost               $1,012,706             979,449
  Accumulated depreciation                    (294,017)           (288,479)
                                            ----------          ----------
                                               718,689             690,970
                                            ----------          ----------

  Mobile Communications, at cost               138,317             113,252
  Accumulated depreciation                     (36,880)            (27,736)
                                            ----------          ----------
                                               101,437              85,516
                                            ----------          ----------

  Other, at cost                                79,176              77,737
  Accumulated depreciation                     (28,097)            (26,447)
                                            ----------          ----------
                                                51,079              51,290
                                            ----------          ----------

                                            $  871,205             827,776
                                            ==========          ==========

                        CENTURY TELEPHONE ENTERPRISES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1994
                                    (UNAUDITED)


(4)  Sale of Asset

     The Company sold a minority investment in a telephone company in the first quarter of 1993 which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax; $.02 per share).


(5)  Acquisitions

     On February 10, 1994, the Company acquired Celutel, Inc. ("Celutel") in a stock and cash transaction. Approximately $51,400,000 of the purchase price was paid in cash, with the remainder paid through the issuance of approximately 1,900,000 shares of Century's common stock. In connection with the acquisition, Century refinanced approximately $41,700,000 of Celutel's debt. The acquisition was accounted for as a purchase and approximately $140,000,000 of cost in excess of net assets acquired was recorded as a result of the acquisition. Celutel provides cellular service to approximately 28,000 customers in five non-wireline provider systems in MSA's in Mississippi and Texas.

     On March 31, 1994, the Company acquired a local exchange telephone company in Michigan which serves approximately 2,400 access lines and which owns a minority interest of approximately 11% in a cellular partnership operated by the Company. The acquisition, which was accounted for as a purchase, was consummated through the issuance of approximately 98,000 shares of Century's common stock and 75,000 shares of Century's preferred stock.


(6)  Subsequent Event

     On May 6, 1994, the Company completed the issuance of $50,000,000 of 10-year, 7.75% senior notes and $100,000,000 of 30-year, 8.25% senior notes. The proceeds were used to reduce certain of the Company's short-term bank indebtedness, therefore, $150,000,000 of the Company's short-term debt has been classified as long-term debt on the consolidated balance sheet as of March 31, 1994.

                        CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations included herein should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

                               RESULTS OF OPERATIONS

                      Quarter Ended March 31, 1994 Compared
                         to Quarter Ended March 31, 1993

     Net income for the first quarter of 1994 was $19,201,000 as compared to $15,740,000 during the first quarter of 1993. This increase was primarily due to a $7,619,000 increase in operating income and a $2,192,000 increase in earnings from unconsolidated cellular partnerships. These factors were partially offset by increases in interest expense and income tax expense of $1,590,000 and $2,343,000, respectively, and a decrease of $756,000 in other income, net. The first quarter of 1993 also included a $1,661,000 pre-tax gain on the sale of a minority investment in a telephone company.

                                                    Three months
                                                   ended March 31
                                                ---------------------
                                                   1994       1993
                                                ---------   ----------
                                               (expressed in thousands,
                                               except per share amounts)
Operating income
  Telephone                                      $30,890      25,800
  Mobile Communications                            4,996       2,467
                                                 -------     -------
                                                  35,886      28,267

Interest expense                                  (8,502)     (6,912)
Gain on sale of asset                                  -       1,661
Earnings from unconsolidated cellular
 partnerships                                      2,564         372
Other income, net                                    191         947
Income taxes                                     (10,938)     (8,595)
                                                 -------     -------
Net income                                       $19,201      15,740
                                                 =======     =======
Fully diluted earnings per share                 $   .35         .31
                                                 =======     =======

     Fully diluted earnings per share increased to $.35 for the three months ended March 31, 1994 from $.31 during the three months ended March 31, 1993, a 12.9% increase. The average number of fully diluted shares outstanding increased 5.5% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, stock purchase and incentive plans.

     The operating income of the telephone segment during the first quarter of 1994 included the operations of Century Telephone of San Marcos, Inc. ("San Marcos") which was acquired April 8, 1993.

     The mobile communications operating income reflects the operations of cellular partnerships in which the Company has a majority interest. The minority interest partners' share of the income or loss of such partnerships is reflected in other income, net. The Company's share of income or loss from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships. The operating income of the mobile communications segment during the first quarter of 1994 included the operations of Celutel, Inc. ("Celutel") since its acquisition on February 10, 1994.

     Contributions to consolidated revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended March 31, 1994 and 1993 were as follows:

                                                      Three months
                                                     ended March 31
                                                     ---------------
                                                     1994       1993
                                                     ----       ----
Telephone
  Revenues                                            75.9%      81.5
  Operating income                                    86.1%      91.3

Mobile Communications
  Revenues                                            24.1%      18.5
  Operating income                                    13.9%       8.7



Telephone Operations

                                                      Three months
                                                     ended March 31
                                                   ------------------
                                                     1994       1993
                                                   --------  --------
                                                (expressed in thousands)
Revenues
  Local                                            $23,505     20,873
  Network access and
   long distance                                    57,907     49,268
  Other                                             10,358      8,810
                                                   -------    -------
                                                    91,770     78,951
                                                   -------    -------
Expenses
  Plant operations                                  21,213     18,711
  Customer operations                                8,508      6,971
  Corporate and other                               14,104     12,572
  Depreciation and amortization                     17,055     14,897
                                                   -------    -------
                                                    60,880     53,151
                                                   -------    -------
Operating income                                   $30,890     25,800
                                                   =======    =======

     Telephone operating income increased $5,090,000 (19.7%) due to an increase in revenues of $12,819,000 (16.2%) which more than offset an increase in operating expenses of $7,729,000 (14.5%).

     The increase in revenues was significantly due to the San Marcos acquisition which contributed approximately $5,453,000 of revenues during the first quarter of 1994. The remaining increase in revenues was primarily due to the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies, increased recovery from the Federal Communications Commission mandated Universal Service Fund, increased minutes of use and growth in access lines.

     Certain long distance carriers have requested the Company to reduce intrastate access tariffed rates for certain of its telephone subsidiaries.
In March 1994 a long distance carrier filed a petition with the Louisiana Public Service Commission requesting that the commission investigate and lower the rates for intrastate access charges charged to long distance carriers by certain local exchange telephone companies, including the subsidiaries of the Company which operate in Louisiana. There is no assurance that this request will not result in reduced intrastate access revenues.

     During the first quarter of 1994, operating expenses, exclusive of depreciation and amortization, increased $5,571,000 (14.6%) primarily due to expenses associated with the Company's San Marcos operations. The remainder of the increase in operating expenses was due to increases in salaries and wages, employee benefits and other general operating expenses.

     Depreciation and amortization increased $2,158,000 due partially to $1,019,000 of depreciation and amortization related to the San Marcos operations. The first quarter of 1994 included additional depreciation recorded in anticipation of the approval of increases, as of January 1, 1994, in depreciation rates in certain jurisdictions. Higher levels of plant in service also contributed to the increased depreciation.

     The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71 the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation and amortization of plant and equipment over lives approved by the regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations are being constantly monitored due to the changing regulatory environment and to increasing competition. Should the regulated operations of the Company no longer qualify for the application of SFAS 71 at some future date, the required accounting impact could result in a material, non-cash charge against earnings.

Mobile Communications Operations

                                                      Three months
                                                     ended March 31
                                                -----------------------
                                                    1994        1993
                                                ----------   ----------
                                                (expressed in thousands)
Revenues
  Cellular service                                 $27,075     15,793
  Equipment and paging                               2,135      2,081
                                                   -------    -------
                                                    29,210     17,874
                                                   -------    -------
Expenses
  Sales and marketing                                6,278      3,533
  General, administrative and customer
   service                                           7,180      5,098
  Cost of sales and other operating                  6,378      4,471
  Depreciation and amortization                      4,378      2,305
                                                   -------    -------
                                                    24,214     15,407
                                                   -------    -------
Operating income                                   $ 4,996      2,467
                                                   =======    =======

     Mobile communications operating income increased $2,529,000 (102.5%) to $4,996,000 in the first quarter of 1994 from $2,467,000 in the first quarter of 1993. Mobile communications revenues increased $11,336,000 (63.4%) which more than offset an increase in operating expenses of $8,807,000 (57.2%).

     The increase in cellular service revenues was substantially due to (i) an increase in the number of cellular units in service and (ii) revenues generated by Celutel since it was acquired by the Company on February 10, 1994 which aggregated approximately $4,233,000 during the first quarter of 1994. The average number of cellular units in service in majority-owned markets during the first quarter of 1994 and 1993 was 138,500 and 78,000, respectively. The average monthly cellular service revenue per subscriber declined to $65 during the first quarter of 1994 from $67 during the first quarter of 1993, primarily due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The decline in average monthly service revenue per subscriber was also affected by the growth rate of cellular units in service exceeding the growth rate of roaming revenues. The average monthly service revenue per subscriber may further decline as market penetration increases and additional lower usage customers are activated. The Company will attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.

     Sales and marketing expenses increased $2,745,000 due primarily to an increase in commissions paid to agents for selling cellular services to new customers and to the Celutel acquisition.

     The increase of $2,082,000 in general, administrative and customer service expenses was primarily due to costs incurred in connection with the Celutel operations and increased costs associated with serving a larger number of cellular customers.

     Cost of sales and other operating expenses increased $1,907,000 due to expenses incurred in connection with providing service to a larger number of subscribers, the development and operation of the Company's Rural Service Area cellular systems, and the Celutel acquisition.

     Depreciation and amortization increased $2,073,000 due primarily to a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.


Interest Expense

     Interest expense increased $1,590,000 during the first quarter of 1994 compared to the first quarter of 1993 due to a 47% increase in average debt outstanding (significantly due to debt issued in connection with the Celutel acquisition) which was partially offset by the effect of lower average interest rates.


Gain on Sale of Asset

     During the first quarter of 1993, the Company sold its minority investment in a telephone company which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax).


Earnings from Unconsolidated Cellular Partnerships

     Earnings from unconsolidated cellular partnerships increased $2,192,000 during the first quarter of 1994 compared to the first quarter of 1993 due to the Company's share of income from the partnership interests acquired in the San Marcos acquisition and to the improvement in profitability of other unconsolidated cellular partnerships.


Other Income, Net

     Other income, net for the first quarter of 1994 was $191,000 compared to $947,000 during the first quarter of 1993. The reduction in other income, net recorded to reflect the income from the Company's majority-owned and operated cellular partnerships that is attributable to minority interest partners increased in the first quarter of 1994 as a result of the increased profitability of such partnerships. Other income, net includes the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications operations, the combined results of which were less favorable during the first three months of 1994 compared to the first three months of 1993 primarily due to losses incurred by recently-formed or recently-acquired subsidiaries of the Company.


Income Taxes

     Income tax expense increased $2,343,000 during the first quarter of 1994 compared to the first quarter of 1993 primarily due to an increase in income before taxes.

                          LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements. Cash provided by mobile communications operations has increased each year since that segment became cash-flow positive in 1991.

     Net cash provided by operating activities was $32,822,000 during the first three months of 1994 compared to $42,439,000 during the first three months of 1993. The Company's accompanying consolidated statement of cash flows identifies major differences between net income and net cash provided by operating activities for each of these quarters. For additional information relating to the telephone and mobile communications operations of the Company, see Results of Operations.

     Net cash used in investing activities was $109,099,000 and $37,105,000 for the three months ended March 31, 1994 and 1993, respectively. Cash used in connection with the Celutel acquisition during the first three months of 1994 was $53,390,000. Payments for property, plant and equipment were $19,762,000 more in the first quarter of 1994 than in the comparable period during 1993. Capital expenditures for the three months ended March 31, 1994 were $39,179,000 for telephone, $8,571,000 for mobile communications and $1,803,000 for other operations.

     Net cash provided by financing activities during the first three months of 1994 and 1993 was $74,897,000 and $10,959,000, respectively. Net borrowings, including notes payable and long-term debt, were $64,934,000 more in the first quarter 1994 than in the comparable period of 1993, primarily due to the borrowings incurred in connection with the acquisition of Celutel. On May 6, 1994 the Company completed the issuance of $150,000,000 of senior notes. The proceeds were used to discharge the Company's indebtedness under a $90 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994, and to reduce the Company's short-term bank indebtedness under various credit facilities bearing interest at rates ranging from 4.0% to 4.6% (see
Note 5 of Notes to Consolidated Financial Statements). The $150,000,000 of indebtedness has been classified as long-term debt in the consolidated balance sheet as of March 31, 1994.

     In April 1994 Moody's Investors Service upgraded the debt rating of Century's senior unsecured debentures to Baa1 from Baa3 and assigned a rating of (P)Baa1 to its $400,000,000 senior unsecured shelf registration. Also in April 1994 Standard & Poor's Rating Group assigned a preliminary rating of BBB+ to the $400,000,000 shelf registration and affirmed its BBB+ rating on the senior unsecured debentures.

     Budgeted capital expenditures for 1994 total $142,000,000 for telephone operations and $50,000,000 for mobile communications operations (of which approximately $10,000,000 will be funded by minority interest owners in cellular partnerships operated by the Company). Revised budgeted capital expenditures for other operations total $11,000,000, which includes $7,000,000 currently planned to be expended by the Company's recently-formed competitive access subsidiary. See Item 5 hereof for additional information.

     During the first quarter of 1994, the Company filed a shelf registration statement registering $400,000,000 of senior unsecured debt securities under which the Company issued $150,000,000 of senior notes on May 6, 1994. As of March 31, 1994 Century's telephone subsidiaries had available for use $84,100,000 of commitments for long-term financing from the Rural Electrification Administration ("REA") and the Company had $15,600,000 of undrawn committed bank lines of credit. In addition, approximately $7,000,000 of uncommitted credit facilities were available to the Company at March 31, 1994. Applications for additional long-term financing for the Company's telephone subsidiaries have been filed with the REA and are in various stages of processing. Federal budget proposals which could significantly reduce the availability of new loan commitments to the Company's telephone subsidiaries under the REA program in future fiscal years were considered in prior years and are expected to continue to be considered. If the Company's telephone subsidiaries are unable to borrow additional funds through the REA program and are forced to borrow from conventional lenders at market rates, the cost of new loans might increase.

                            PART II.  OTHER INFORMATION

                        CENTURY TELEPHONE ENTERPRISES, INC.



Item 5.     Other Information

            In May 1994, the Company's newly-organized competitive access subsidiary obtained a franchise from Fort Worth, Texas to provide voice, data and certain video services in the Fort Worth market. The Company anticipates that the capital construction costs for installing a 60 route mile fiber optic network for this market will be approximately $7,000,000. The Company will continue to pursue the acquisition and development of other franchised competitive access markets.

            In connection with the corporate restructuring of a local exchange telephone company that the Company has viewed from time to time as an acquisition candidate, in May 1994 the Company loaned the telephone company's newly-formed parent company $25,000,000. In exchange, the Company received a security interest in the parent company's capital stock, a guaranty from such company's principal stockholder and certain first refusal rights to acquire certain properties under various specified circumstances.

Item 6.     Exhibits and Reports on Form 8-K

      A.    Exhibits

            4.1 Resolutions adopted by the Executive Committee of the Board of Directors on April 29, 1994 designating the terms and conditions of the Company's 7 3/4% Senior Notes, Series A, due 2004 and 8 1/4% Senior Notes, Series B, due 2024 ("Senior Notes").

            4.2   Form of Senior Notes (incorporated by reference to Exhibit
                  4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

            4.3 Indenture dated as of March 31, 1994 between the Company and First American Bank & Trust of Louisiana, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

            10.1 Loan Agreement and Grant of Rights of First Refusal to Acquire Assets and/or Capital Stock of MillTenn, Inc. and its Subsidiaries.

            11    Computations of Earnings Per Share.

      B.    Reports on Form 8-K

            The following item was reported in the Form 8-K dated January 13, 1994:

                Item 5. Other Events - Consolidated Financial Statements of Celutel, Inc. and Subsidiaries as of October 31, 1993

            The following item was reported in the Form 8-K filed February 10, 1994:

                Item 2. Acquisition or Disposition of Assets - Consummation of purchase of Celutel, Inc. by Century Telephone Enterprises, Inc.

                                     SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CENTURY TELEPHONE ENTERPRISES, INC.



Date: May 13, 1994                    /s/ Murray H. Greer
                                      Murray H. Greer
                                      Controller
                                      (Principal Accounting Officer)

                        CENTURY TELEPHONE ENTERPRISES, INC.


                                 INDEX TO EXHIBITS


Exhibit
Number


4.1 Resolutions adopted by the Executive Committee of the Board of Directors on April 29, 1994 designating the terms and conditions of the Company's 7 3/4% Senior Notes, Series A, due 2004 and 8 1/4% Senior Notes, Series B, due 2024 ("Senior Notes"), included herein.

4.2 Form of Senior Notes (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

4.3 Indenture dated as of March 31, 1994 between the Company and First American Bank & Trust of Louisiana, as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

10.1 Loan Agreement and Grant of Rights of First Refusal to Acquire Assets and/or Capital Stock of MillTenn, Inc. and its Subsidiaries, included herein.

11       Computations of Earnings Per Share, included herein.