Form 10-Q
period 1994-06-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1994-08-11
CIK 18926

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1994

                                      or

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

                                                        [X] Yes      [ ] No


     As of July 31, 1994, there were 53,389,924 shares of common stock outstanding.

                      CENTURY TELEPHONE ENTERPRISES, INC.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     ________
Part I.  Financial Information:

   Consolidated Statements of Income--Three Months and
    Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . .  3

   Consolidated Balance Sheets--June 30, 1994 and
    December 31, 1993. . . . . . . . . . . . . . . . . . . . . . . . . .  4

   Consolidated Statements of Stockholders' Equity--
    Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . .  5

   Consolidated Statements of Cash Flows--
    Six Months Ended June 30, 1994 and 1993. . . . . . . . . . . . . . .  6

   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . 7-9

   Management's Discussion and Analysis of Financial
    Condition and Results of Operations. . . . . . . . . . . . . . . . .10-19

Part II. Other Information . . . . . . . . . . . . . . . . . . . . . . . 20

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

                          PART I.  FINANCIAL INFORMATION

                        CENTURY TELEPHONE ENTERPRISES, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)

                                     Three months              Six months
                                     ended June 30            ended June 30
                                   -----------------        -----------------
                                   1994         1993        1994         1993
                                   -----------------        -----------------
                                            (expressed in thousands,
                                            except per share amounts)
REVENUES
  Telephone                      $ 94,969       86,875     186,739      165,826
  Mobile Communications            37,911       20,463      67,121       38,337
                                 --------      -------     -------      -------
    Total revenues                132,880      107,338     253,860      204,163
                                 --------      -------     -------      -------
EXPENSES
  Cost of sales and operating
   expenses                        68,233       56,947     131,894      108,303
  Depreciation and
   amortization                    22,934       19,048      44,367       36,250
                                 --------      -------     -------      -------
    Total expenses                 91,167       75,995     176,261      144,553
                                 --------      -------     -------      -------
OPERATING INCOME                   41,713       31,343      77,599       59,610
                                 --------      -------     -------      -------
OTHER INCOME (EXPENSE)
  Interest expense                (10,824)      (7,467)    (19,326)     (14,379)
  Gain on sale of asset                 -            -           -        1,661
  Earnings from unconsolidated
   cellular partnerships            3,411        1,970       5,975        2,342
  Other income and expense            (62)         257         129        1,204
                                 --------      -------     -------      -------
 Total other income
     (expense)                     (7,475)      (5,240)    (13,222)      (9,172)
                                 --------      -------     -------      -------
INCOME BEFORE INCOME TAXES         34,238       26,103      64,377       50,438

INCOME TAXES                       12,753        9,586      23,691       18,181
                                 --------      -------     -------      -------
NET INCOME                       $ 21,485       16,517      40,686       32,257
                                 ========      =======     =======      =======
PRIMARY EARNINGS PER SHARE       $    .40          .32         .76          .64
                                 ========      =======     =======      =======
FULLY DILUTED EARNINGS PER
 SHARE                           $    .39          .32         .74          .63
                                 ========      =======     =======      =======
DIVIDENDS PER COMMON SHARE       $  .0800        .0775       .1600        .1550
                                 ========      =======     =======      =======

See accompanying notes to consolidated financial statements.

                        CENTURY TELEPHONE ENTERPRISES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)

                                                June 30,         December 31,
ASSETS                                            1994               1993
- - ------                                         ------------      ------------
                                                  (expressed in thousands)
CURRENT ASSETS
  Cash and cash equivalents                    $   24,654              9,777
  Accounts receivable
    Customers, less allowance for doubtful
     accounts of $2,524,000 and $1,473,000         37,272             34,438
    Other                                          21,293             21,771
  Materials and supplies, at cost                   4,729              4,418
  Other                                             1,344              2,068
                                               ----------         ----------
                                                   89,292             72,472
                                               ----------         ----------

NET PROPERTY, PLANT AND EQUIPMENT                 890,560            827,776
                                               ----------         ----------
INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired              437,691            297,158
  Other investments                               111,127             98,142
  Note receivable                                  25,000                  -
  Deferred charges                                 26,058             23,842
                                               ----------         ----------
                                                  599,876            419,142
                                               ----------         ----------
                                               $1,579,728          1,319,390
                                               ==========         ==========

LIABILITIES AND EQUITY
- - ----------------------
CURRENT LIABILITIES
  Current maturities of long-term debt         $   15,575             14,233
  Notes payable to banks                           91,200             69,200
  Accounts payable                                 44,513             49,506
  Accrued expenses and other liabilities
    Salaries and benefits                          17,701             15,990
    Taxes                                          16,816              9,327
    Interest                                        8,198              6,476
    Other                                           5,718              5,162
  Advance billings and customer deposits           11,236              9,312
                                               ----------         ----------
                                                  210,957            179,206
                                               ----------         ----------

LONG-TERM DEBT                                    602,972            460,933
                                               ----------         ----------

DEFERRED CREDITS AND OTHER LIABILITIES            172,719            165,483
                                               ----------         ----------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized
   100,000,000 shares, issued and outstanding
   53,385,094 and 51,294,705 shares                53,385             51,295
  Paid-in capital                                 314,608            262,294
  Retained earnings                               241,065            208,945
  Employee Stock Ownership Plan commitment        (18,280)            (9,220)
  Preferred stock - non-redeemable                  2,302                454
                                               ----------         ----------
                                                  593,080            513,768
                                               ----------         ----------

                                               $1,579,728          1,319,390
                                               ==========         ==========

See accompanying notes to consolidated financial statements.

                        CENTURY TELEPHONE ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)

                                                          Six months
                                                         ended June 30
                                                      -------------------
                                                       1994         1993
                                                      -------------------
                                                   (expressed in thousands)
COMMON STOCK
  Balance at beginning of period                     $ 51,295       48,897
  Issuance of common stock for acquisitions             2,000        2,151
  Issuance of common stock through dividend
   reinvestment, stock purchase and incentive
   plans                                                   89          133
  Conversion of preferred stock into common
   stock                                                    1            -
                                                     --------     --------

  Balance at end of period                             53,385       51,181
                                                     --------     --------

PAID-IN CAPITAL
  Balance at beginning of period                      262,294      191,522
  Issuance of common stock for acquisitions            50,311       66,407
  Issuance of common stock through dividend
   reinvestment, stock purchase and incentive
   plans                                                1,593        1,750
  Conversion of preferred stock into common
   stock                                                   26            -
  Amortization of unearned compensation                   384          290
                                                     --------     --------

  Balance at end of period                            314,608      259,969
                                                     --------     --------

RETAINED EARNINGS
  Balance at beginning of period                      208,945      155,676
  Net income                                           40,686       32,257
  Cash dividends declared
    Common stock-$.1600 and $.1550 per share,
     respectively                                      (8,527)      (7,759)
    Preferred stock                                       (39)         (16)
                                                     --------     --------

  Balance at end of period                            241,065      180,158
                                                     --------     --------

ESOP COMMITMENT
  Balance at beginning of period                       (9,220)     (11,100)
  Commitment to ESOP                                  (10,000)           -
  Reduction of ESOP commitment                            940          940
                                                     --------     --------

  Balance at end of period                            (18,280)     (10,160)
                                                     --------     --------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of period                          454          454
  Issuance of preferred stock for acquisition           1,875            -
  Conversion of preferred stock into common
   stock                                                  (27)           -
                                                     --------     --------

  Balance at end of period                              2,302          454
                                                     --------     --------
TOTAL STOCKHOLDERS' EQUITY                           $593,080      481,602
                                                     ========     ========

See accompanying notes to consolidated financial statements.

                                         5

                        CENTURY TELEPHONE ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       Six months
                                                      ended June 30
                                                   ------------------
                                                    1994        1993
                                                   ------------------
                                                (expressed in thousands)
OPERATING ACTIVITIES
  Net income                                      $ 40,686      32,257
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                   49,476      41,032
    Deferred income taxes                           (3,059)     (2,878)
    Equity in earnings of unconsolidated
     cellular partnerships                          (6,568)     (2,341)
    Gain on sale of asset                                -      (1,661)
    Changes in current assets and current
     liabilities:
      Decrease in accounts receivable                2,658       4,354
      Decrease in accounts payable                 (10,157)     (1,459)
      Changes in other current assets and other
       current liabilities, net                     12,642       1,700
    Other, net                                       4,810       4,128
                                                  --------    --------

  NET CASH PROVIDED BY OPERATING ACTIVITIES         90,488      75,132
                                                  --------    --------

INVESTING ACTIVITIES
  Payments for property, plant and equipment       (90,426)    (81,689)
  Acquisitions, net of cash acquired               (54,847)    (34,171)
  Purchase of life insurance investment             (7,094)     (7,105)
  Note receivable                                  (25,000)          -
  Other, net                                         1,464         382
                                                  --------    --------

  NET CASH USED IN INVESTING ACTIVITIES           (175,903)   (122,583)
                                                  --------    --------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt         147,547      55,611
  Payments of long-term debt                       (62,551)    (25,474)
  Notes payable, net                                22,000      29,500
  Proceeds from issuance of common stock             1,682       1,883
  Cash dividends paid                               (8,566)     (7,775)
  Other, net                                           180       1,094
                                                  --------    --------

  NET CASH PROVIDED BY FINANCING ACTIVITIES        100,292      54,839
                                                  --------    --------

Net increase in cash and cash equivalents           14,877       7,388

Cash and cash equivalents at beginning
of period                                            9,777       9,771
                                                  --------    --------

Cash and cash equivalents at end of period        $ 24,654      17,159
                                                  ========    ========

Supplemental cash flow information:

  Income taxes paid                               $ 17,257      19,169
                                                  ========    ========

  Interest paid                                   $ 17,604      13,945
                                                  ========    ========

See accompanying notes to consolidated financial statements.

                                         6

                      CENTURY TELEPHONE ENTERPRISES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (UNAUDITED)


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

     The unaudited financial information for the three months and six months ended June 30, 1994 and 1993 has not been audited by independent public accountants; however, in the opinion of management, all adjust-ments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of opera-tions for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)  Accounting Pronouncement

     In the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits". SFAS 112 requires the adoption of accrual accounting for workers compensation, disability and other benefits provided after employment but before retirement by requiring accrual of the expected cost when it is probable that a benefit obligation has been incurred and the amount can be reasonably estimated. Liabilities for postemployment benefits in the consolidated balance sheet as of December 31, 1993 were not materially different than those required by SFAS 112; therefore, no cumulative effect of change in accounting principle was recorded upon adoption of SFAS 112.


(3)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                             June 30,          December 31,
                                               1994                1993
                                           -----------        -------------
                                               (expressed in thousands)
     Telephone, at original cost            $1,029,212             979,449
     Accumulated depreciation                 (295,329)           (288,479)
                                            ----------           ---------
                                               733,883             690,970
                                            ----------           ---------

     Mobile Communications, at cost            145,754             113,252
     Accumulated depreciation                  (39,711)            (27,736)
                                            ----------           ---------
                                               106,043              85,516
                                            ----------           ---------

     Other, at cost                             80,548              77,737
     Accumulated depreciation                  (29,914)            (26,447)
                                            ----------           ---------
                                                50,634              51,290
                                            ----------           ---------
                                            $  890,560             827,776
                                            ==========           =========

(4)  Long-Term Debt

     On May 6, 1994, the Company completed the issuance of $50,000,000 of 10-year, 7.75% senior notes and $100,000,000 of 30-year, 8.25% senior notes. The proceeds were used to reduce certain of the Company's short-term bank indebtedness. Interest payments will be due semi-annually beginning November 1, 1994 and principal payments are due in 2004 and 2024 upon maturity of the 10-year and 30-year notes, respectively.
The 30-year notes are subject to redemption at any time on or after May 1, 2004 at the option of the Company.


(5)  Sale of Asset

     The Company sold a minority investment in a telephone company in the first quarter of 1993 which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax; $.02 per share).


(6)  Acquisitions

     On April 8, 1993, the Company consummated the acquisition of San Marcos Telephone Company, Inc. ("SMTC") in a stock and cash transaction and acquired SM Telecorp, Inc., an affiliate of SMTC, for cash. Subsequent to the acquisitions, the Company changed the names of San Marcos Telephone Company, Inc. and the principal operating subsidiary of SM Telecorp, Inc. to Century Telephone of San Marcos, Inc. and Century Telecommunications, Inc., respectively. The total acquisition price for both companies approximated $100,000,000 (based on Century's stock price on April 8, 1993). As a result of the acquisitions, which were accounted for as purchases, the Company acquired approximately 22,500 telephone access lines in and around San Marcos, Texas, along with a 35% ownership interest in the Austin, Texas Metropolitan Statistical Area ("MSA") wireline cellular market and a 9.6% interest in the Texas Rural Service Area ("RSA") #16 wireline cellular market, together representing approximately 309,000 pops (the Company's pro rata share of population of the licensed areas).

     On February 10, 1994, the Company acquired Celutel, Inc. ("Celutel") in a stock and cash transaction. Approximately
$51,400,000 of the purchase price was paid in cash, with the remainder paid through the issuance of approximately 1,900,000 shares of Century's common stock, the closing price of which was $26.25 per share on February 10, 1994. In connection with the acquisition, Century refinanced approximately $41,700,000 of Celutel's debt. The acquisition was accounted for as a purchase and approximately $140,000,000 of cost in excess of net assets acquired was recorded as a result of the acquisition. Celutel currently provides cellular service to approximately 31,700 customers in five non-wireline provider systems in MSA's in Mississippi and Texas.

     On March 31, 1994, the Company acquired a local exchange telephone company in Michigan which currently serves approximately 2,500 access lines and which owns a minority interest of approximately 11% in a cellular partnership operated by the Company. The acquisition, which was accounted for as a purchase, was consummated through the issuance of approximately 98,000 shares of Century's common stock and 75,000 shares of Century's preferred stock. The closing price of Century's common stock was $23.125 per share on March 31, 1994.

(7)  Expected Sale of Cellular Interest

     In June 1994 the Company entered into a definitive agreement to sell (subject to, among other things, Federal Communications Commission approval) its ownership interest in a cellular RSA in Minnesota. The sales price will be $21,500,000 and the Company expects to recognize a gain of approximately $.16 per share upon future consummation of the transaction.


(8)  Note Receivable

     In May 1994 Century loaned the parent company of a telephone company $25,000,000. The loan bears interest at prime plus 1 1/2%; interest is payable quarterly beginning in August 1994. Quarterly principal payments are scheduled to begin in August 1995 with the unpaid balance becoming due in May 1998. The Company received a security interest in the parent company's capital stock, a guaranty from such company's principal stockholder and certain first refusal rights to acquire certain properties under various specified circumstances.

                      CENTURY TELEPHONE ENTERPRISES, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The results of operations for the three months and/or six months ended June 30, 1994 are not necessarily indicative of the results of operations which might be expected for the entire year.

                             RESULTS OF OPERATIONS

                  Three Months Ended June 30, 1994 Compared
                     to Three Months Ended June 30, 1993

     Net income for the second quarter of 1994 was $21,485,000 compared to $16,517,000 during the second quarter of 1993. This increase was primarily due to a $10,370,000 increase in operating income and a $1,441,000 increase in earnings from unconsolidated cellular partner-ships. These factors were partially offset by increases in interest expense and income tax expense of $3,357,000 and $3,167,000, respectively.

                                                       Three months
                                                      ended June 30
                                                  ---------------------
                                                     1994       1993
                                                  ---------------------
                                               (expressed in thousands,
                                               except per share amounts)
Operating income
  Telephone                                        $33,896     28,015
  Mobile Communications                              7,817      3,328
                                                  --------    -------
                                                    41,713     31,343

Interest expense                                   (10,824)    (7,467)
Earnings from unconsolidated cellular
 partnerships                                        3,411      1,970
Other income and expense                               (62)       257
Income taxes                                       (12,753)    (9,586)
                                                  --------    -------
Net income                                         $21,485     16,517
                                                  ========    =======

Fully diluted earnings per share                   $   .39        .32
                                                  ========    =======

     Fully diluted earnings per share increased to $.39 for the three months ended June 30, 1994 from $.32 for the three months ended June 30, 1993, a 21.9% increase. The average number of fully diluted shares outstanding increased 4.0% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, stock purchase and incentive plans. The dilutive effect during the second quarter of 1994 resulting from the February 1994 acquisition of Celutel, Inc. ("Celutel") was approximately two and one-half cents on fully diluted earnings per share.

     The mobile communications operating income reflects the operations of the cellular partnerships in which the Company has a majority interest. The minority interest partners' share of the income (or loss) of such partnerships is reflected as an expense in other income and expense. The Company's share of income (or loss) from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships. The operating income of the mobile communications segment during the second quarter of 1994 includes the operations of Celutel.

     Contributions to revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended June 30, 1994 and 1993 were as follows:

                                                       Three months
                                                      ended June 30
                                                   -------------------
                                                     1994       1993
                                                   -------------------
Revenues
  Telephone operations                                71.5%      80.9
  Mobile Communications operations                    28.5%      19.1

Operating income
  Telephone operations                                81.3%      89.4
  Mobile Communications operations                    18.7%      10.6


Telephone Operations

                                                       Three months
                                                      ended June 30
                                                   -------------------
                                                     1994       1993
                                                   -------------------
                                                (expressed in thousands)
Revenues
  Local                                            $23,967     22,317
  Network access and
   long distance                                    60,018     53,419
  Other                                             10,984     11,139
                                                   -------    -------
                                                    94,969     86,875
                                                   -------    -------
Expenses
  Plant operations                                  20,377     21,010
  Customer operations                                8,356      7,955
  Corporate and other                               14,584     13,707
  Depreciation and amortization                     17,756     16,188
                                                   -------    -------
                                                    61,073     58,860
                                                   -------    -------
Operating income                                   $33,896     28,015
                                                   =======    =======

     Telephone operating income increased $5,881,000 (21.0%) due to an increase in revenues of $8,094,000 (9.3%) which more than offset an increase in operating expenses of $2,213,000 (3.8%).

     The increase in revenues was primarily due to the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies, increased recovery from the Federal Communications Commission ("FCC") mandated Universal Service Fund ("USF"), increased minutes of use, improved settlement factors and growth in access lines. During the second quarter of 1994, revenues from the USF increased approximately $2,300,000 over such revenues during the second quarter of 1993. For additional information relating to telephone revenues, see Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993 - Telephone Operations.

     During the second quarter of 1994, the Company's liability for long-term disability was substantially reduced as a result of the death of a former executive officer. While operating expenses, exclusive of depreciation and amortization, increased $645,000 (1.5%) in the second quarter of 1994 compared to the second quarter of 1993, such increase was net of a reduction of approximately $1,100,000 in postemployment benefit expense.
                                      11

     Depreciation and amortization increased $1,568,000 in the second quarter of 1994 compared to the second quarter of 1993. The second quarter of 1994 included depreciation recorded in anticipation of the approval of increases, as of January 1, 1994, in depreciation rates in certain jurisdictions. Higher levels of plant in service also contributed to the increased depreciation.


Mobile Communications Operations

                                                       Three months
                                                      ended June 30
                                                  --------------------
                                                     1994       1993
                                                  --------------------
                                                (expressed in thousands)
Revenues
  Cellular service                                 $34,954     18,486
  Equipment and paging                               2,957      1,977
                                                   -------     ------
                                                    37,911     20,463
                                                   -------     ------
Expenses
  Sales and marketing                                8,294      4,043
  General, administrative and customer
   service                                           8,503      5,696
  Cost of sales and other operating                  8,119      4,536
  Depreciation and amortization                      5,178      2,860
                                                   -------     ------
                                                    30,094     17,135
                                                   -------     ------

Operating income                                   $ 7,817      3,328
                                                   =======     ======

     Mobile communications operating income increased $4,489,000 (134.9%) to $7,817,000 in the second quarter of 1994 from $3,328,000 in the second quarter of 1993. Mobile communications revenues increased $17,448,000 (85.3%) which more than offset an increase in operating expenses of $12,959,000 (75.6%).

     The increase in cellular service revenues was substantially due to
(i) an increase in the number of cellular units in service and (ii) service revenues generated by Celutel which aggregated approximately $6,900,000 during the second quarter of 1994. The average number of cellular units in service in majority-owned markets during the second quarter of 1994 and 1993 was 169,000 and 84,700, respectively. The average monthly cellular service revenue per subscriber declined to $69 during the second quarter of 1994 from $73 during the second quarter of 1993, primarily due to the continued trend that a higher percentage of recent subscribers tend to be lower-usage customers.
The average monthly service revenue per subscriber may further decline as market penetration increases and additional lower-usage customers are activated. The Company will continue to attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.

     Sales and marketing expenses increased $4,251,000 due primarily to an increase in commissions paid to agents for selling cellular services to new customers and to the Celutel acquisition.

     The increase of $2,807,000 in general, administrative and customer service expenses was primarily due to costs incurred in connection with the Celutel operations and increased costs associated with serving a larger number of cellular customers.

     Cost of sales and other operating expenses increased $3,583,000 due to expenses incurred in connection with providing service to a larger number of subscribers, the development and operation of the Company's Rural Service Area ("RSA") cellular systems, and the Celutel acquisition.

     Depreciation and amortization increased $2,318,000 due to a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.


Interest Expense

     Interest expense increased $3,357,000 during the second quarter of 1994 compared to the second quarter of 1993 due to a 42% increase in average debt outstanding (primarily due to debt issued in connection with the Celutel acquisition).


Earnings from Unconsolidated Cellular Partnerships

     The increase of $1,441,000 in earnings from unconsolidated cellular partnerships during the second quarter of 1994 compared to the second quarter of 1993 is due to the improvement in profitability of cellular partnerships in which the Company owns less than a majority interest.


Other Income and Expense

     Other income and expense decreased $319,000 in the second quarter of 1994 compared to the second quarter of 1993.

     The increased profitability of the Company's majority-owned and operated cellular partnerships resulted in a corresponding increase in the expense recorded to reflect the minority interest partners' share of the profits.

     Other income and expense also includes the results of operations of subsidiaries of the Company which are not included in telephone operations or mobile communications operations including, but not limited to, the Company's competitive access subsidiary and the Company's non-regulated long distance operations. Although not material to consolidated operations, the combined results of such subsidiaries were less favorable during the second quarter of 1994 compared to the second quarter of 1993 primarily due to losses incurred by recently-formed or recently-acquired subsidiaries.


Income Taxes

     Income tax expense increased $3,167,000 during the second quarter of 1994 compared to the second quarter of 1993 primarily due to an increase in income before taxes.

                 Six Months Ended June 30, 1994 Compared
                    to Six Months Ended June 30, 1993

     Net income for the six months ended June 30, 1994 was $40,686,000 compared to $32,257,000 for the six months ended June 30, 1993. This increase was primarily due to a $17,989,000 increase in operating income and a $3,633,000 increase in earnings from unconsolidated cellular partnerships. These factors were partially offset by increases in interest expense and income tax expense of $4,947,000 and $5,510,000, respectively, and by a decrease of $1,075,000 in other income and expense. The first six months of 1993 included a $1,661,000 pre-tax gain on the sale of a minority investment in a telephone company.

                                                       Six months
                                                      ended June 30
                                                   ------------------
                                                     1994       1993
                                                   ------------------
                                                (expressed in thousands,
                                               except per share amounts)
Operating income
  Telephone                                        $64,786     53,815
  Mobile Communications                             12,813      5,795
                                                   -------    -------
                                                    77,599     59,610


Interest expense                                   (19,326)   (14,379)
Gain on sale of asset                                    -      1,661
Earnings from unconsolidated cellular
 partnerships                                        5,975      2,342
Other income and expense                               129      1,204
Income taxes                                       (23,691)   (18,181)
                                                   -------    -------

Net income                                         $40,686     32,257
                                                   =======    =======

Fully diluted earnings per share                   $   .74        .63
                                                   =======    =======

     Fully diluted earnings per share increased to $.74 for the six months ended June 30, 1994 from $.63 for the six months ended June 30, 1993, a 17.5% increase. The average number of fully diluted shares outstanding increased 4.7% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, stock purchase and incentive plans.

     The operating income of the telephone segment during the six months ended June 30, 1993 includes three months of operations of Century Telephone of San Marcos, Inc. ("San Marcos") which was acquired in April 1993.

     The mobile communications operating income reflects the operations of the cellular partnerships in which the Company has a majority interest. The minority interest partners' share of the income (or loss) of such partnerships is reflected as an expense in other income and expense. The Company's share of income (or loss) from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships. The operating income of the mobile communications segment during the six months ended June 30, 1994 includes the operations of Celutel since its acquisition on February 10, 1994.

     Contributions to revenues and operating income by the Company's telephone operations and mobile communications operations for the six months ended June 30, 1994 and 1993 were as follows:

                                                       Six months
                                                      ended June 30
                                                    -----------------
                                                     1994       1993
                                                    -----------------
Revenues
  Telephone operations                                73.6%      81.2
  Mobile Communications operations                    26.4%      18.8

Operating income
  Telephone operations                                83.5%      90.3
  Mobile Communications operations                    16.5%       9.7


Telephone Operations

                                                       Six months
                                                      ended June 30
                                                  --------------------
                                                     1994      1993
                                                  --------------------
                                                (expressed in thousands)
Revenues
  Local                                            $ 47,472    43,190
  Network access and
   long distance                                    117,925   102,687
  Other                                              21,342    19,949
                                                   --------   -------
                                                    186,739   165,826
                                                   --------   -------
Expenses
  Plant operations                                   41,590    39,721
  Customer operations                                16,864    14,926
  Corporate and other                                28,688    26,279
  Depreciation and amortization                      34,811    31,085
                                                   --------   -------
                                                    121,953   112,011
                                                   --------   -------

Operating income                                   $ 64,786    53,815
                                                   ========   =======


     Telephone operating income increased $10,971,000 (20.4%) due to an increase in revenues of $20,913,000 (12.6%) which more than offset an increase in operating expenses of $9,942,000 (8.9%).

     The increase in revenues was partially due (approximately $6,000,000) to San Marcos which contributed six months of revenues during the six-month period ended June 30, 1994 compared to three months of revenues during the comparable period in 1993. The remaining increase in revenues was primarily due to the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies, increased recovery from the FCC mandated USF, increased minutes of use, improved settlement factors and growth in access lines. During the first six months of 1994, revenues from the USF increased approximately $4,000,000 over such revenues during the first six months of 1993.

     The Public Service Commission of Wisconsin ("PSCW") previously ordered the Wisconsin state support fund existing at July 1, 1993 to be phased-out. Certain of the Company's subsidiaries affected by the order have received approval from the PSCW for increased rates and/or compensation which offset most of the amounts that the Company's subsidiaries had been receiving from the state support fund. Approval for such additional revenue was obtained through expedited rate cases. In July 1994 the Wisconsin Telecommunications Act of 1993 was signed into law. The act provides, among other things, for local exchange competition in markets which have more than 50,000 access lines.

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

     During the first six months of 1994, operating expenses, exclusive of depreciation and amortization, increased $6,216,000
(7.7%) due substantially to expenses of approximately $3,800,000 associated with the San Marcos operations. The remainder of the increase in operating expenses was due to increases in salaries and wages, employee benefits and other general operating expenses, net of a reduction of approximately $1,100,000 in postemployment benefit expense (see Three Months Ended June 30, 1994 Compared to Three Months Ended
June 30, 1993 - Telephone Operations).

     During the first six months of 1994, depreciation and amorti-zation increased $3,726,000 due partially to $1,100,000 of depreci-ation and amortization related to the San Marcos operations. In addition, the six months ended June 30, 1994 included depreciation recorded in anticipation of the approval of increases, as of January 1, 1994, in depreciation rates in certain jurisdictions. Higher levels of plant in service also contributed to the increased depreciation.

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

Mobile Communications Operations

                                                       Six months
                                                      ended June 30
                                                    -----------------
                                                     1994       1993
                                                    -----------------
                                                (expressed in thousands)
Revenues
  Cellular service                                 $62,029     34,279
  Equipment and paging                               5,092      4,058
                                                   -------     ------
                                                    67,121     38,337
                                                   -------     ------

Expenses
  Sales and marketing                               14,572      7,576
  General, administrative and customer
   service                                          15,683     10,794
  Cost of sales and other operating                 14,497      9,007
  Depreciation and amortization                      9,556      5,165
                                                   -------     ------
                                                    54,308     32,542
                                                   -------     ------

Operating income                                   $12,813      5,795
                                                   =======     ======

     Mobile communications operating income increased $7,018,000 121.1%) to $12,813,000 during the six months ended June 30, 1994 from $5,795,000 during the six months ended June 30, 1993. Mobile communi-cations revenues increased $28,784,000 (75.1%) which more than offset an increase in operating expenses of $21,766,000 (66.9%).

     The increase in cellular service revenues was substantially due to (i) an increase in the number of cellular units in service and (ii) service revenues generated by Celutel since it was acquired by the Company on February 10, 1994 which aggregated approximately $10,800,000 during the six-month period ended June 30, 1994. The average number of cellular units in service in majority-owned markets during the six months ended June 30,1994 and 1993 was 152,800 and 81,300, respectively. The average monthly cellular service revenue per subscriber declined to $68 during the first six months of 1994 from $70 during the first six months of 1993, primarily due to the continued trend that a higher percentage of recent subscribers tend to be lower-usage customers.
The average monthly service revenue per subscriber may further decline as market penetration increases and additional lower-usage customers are activated. The Company will continue to attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.

     Sales and marketing expenses increased $6,996,000 due primarily to an increase in commissions paid to agents for selling cellular services to new customers and to the Celutel acquisition.

     The increase of $4,889,000 in general, administrative and customer service expenses was primarily due to costs incurred in connection with the Celutel operations and increased costs associated with serving a larger number of cellular customers.

     Cost of sales and other operating expenses increased $5,490,000 due to expenses incurred in connection with providing service to a larger number of subscribers, the development and operation of the Company's RSA cellular systems, and the Celutel acquisition.

     Depreciation and amortization increased $4,391,000 due to a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.


Interest Expense

     Interest expense increased $4,947,000 during the six months ended June 30, 1994 compared to the six months ended June 30, 1993 primarily due to a 39% increase in average debt outstanding (significantly due to debt issued in connection with the Celutel acquisition) which was partially offset by the effect of lower average interest rates.


Gain on Sale of Asset

     During the first quarter of 1993, the Company sold its minority investment in a telephone company which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax).


Earnings from Unconsolidated Cellular Partnerships

     Earnings from unconsolidated cellular partnerships increased $3,633,000 during the first six months of 1994 compared to the first six months of 1993 due to the Company's share of income from the partnership interests acquired in the San Marcos acquisition and to the improvement in profitability of other cellular partnerships in which the Company owns less than a majority interest.


Other Income and Expense

     Other income and expense for the first six months of 1994 was $129,000 compared to $1,204,000 during the first six months of 1993.

     The increased profitability of the Company's majority-owned and operated cellular partnerships resulted in a corresponding increase in the expense recorded to reflect the minority interest partners' share of the profits.

     Other income and expense also includes the results of operations of subsidiaries of the Company which are not included in telephone operations or mobile communications operations including, but not limited to, the Company's competitive access subsidiary and the Company's non-regulated long distance operations. Although not material to consolidated operations, the combined results of such subsidiaries were less favorable during the first six months of 1994 compared to the first six months of 1993 primarily due to losses incurred by recently-formed or recently-acquired subsidiaries.


Income Taxes

     Income tax expense increased $5,510,000 during the six months ended June 30, 1994 compared to the six months ended June 30, 1993 primarily due to an increase in income before taxes.


                        LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its capital improvement program. Cash provided by mobile communications operations has increased each year since that segment became cash-flow positive in 1991.

     Net cash provided by operating activities was $90,488,000 during the first six months of 1994 compared to $75,132,000 during the first six months of 1993. The Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone and mobile communica-tions operations of the Company, see Results of Operations.

     Net cash used in investing activities was $175,903,000 and $122,583,000 for the six months ended June 30, 1994 and 1993, respectively. Cash used in connection with the Celutel acquisition during the first six months of 1994 was $54,847,000. Cash used in connection with the San Marcos acquisitions was $34,171,000 during the first six months of 1993. Payments for property, plant and equipment were $8,737,000 more in the first six months of 1994 than in the comparable period during 1993. Capital expenditures for the six months ended June 30, 1994 were $70,659,000 for telephone, $16,313,000 for mobile communications and  $3,454,000 for other operations.

   In connection with the corporate restructuring of a local exchange telephone company that has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's newly-formed parent company $25,000,000 in May 1994. In exchange, the Company received a security interest in the parent company's capital stock, a guaranty from such company's principal stockholder and certain first refusal rights to acquire certain properties under various specified circumstances. For additional information see Note 8 of Notes to Consolidated Financial Statements.

   Net cash provided by financing activities during the first six months of 1994 and 1993 was $100,292,000 and $54,839,000, respectively. Net borrowings, including notes payable and long-term debt, were $47,359,000 more in the first six months of 1994 than in the comparable period of 1993, primarily due to the borrowings incurred in connection with the acquisition of Celutel. During the first quarter of 1994, the Company filed a shelf registration statement registering $400,000,000 of senior unsecured debt securities under which the Company issued $150,000,000 of senior notes on May 6, 1994. See Note 4 of Notes to Consolidated Financial Statements. The proceeds were used to discharge the Company's indebtedness under a $90,000,000 bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994, and to reduce the Company's short-term bank indebtedness under various credit facilities bearing interest at rates ranging from 4.0% to 4.6%.

   Budgeted capital expenditures for 1994 total $142,000,000 for telephone operations and $50,000,000 for mobile communications opera-tions (of which approximately $10,000,000 will be funded by minority interest partners in cellular partnerships operated by the Company). The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable, the replacement of mechanical switches with digital switches and the upgrading of its plant and equipment to provide enhanced services. Mobile communications capital expenditures are expected to continue to focus primarily on the construction of additional cell sites and the upgrading of the Company's cellular systems to increase capacity and enhance the Company's ability to provide digital service in the future. Revised budgeted capital expenditures for other operations total $11,000,000, which includes capital construction costs currently planned to be expended by the Company's recently-formed competitive access subsidiary which in May 1994 obtained a franchise from Fort Worth, Texas to provide voice, data and certain video services in the Fort Worth market. The Company will continue to pursue the acquisition and development of other franchised competitive access markets.

   As of June 30, 1994 Century's telephone subsidiaries had available for use $84,100,000 of commitments for long-term financing from the Rural Electrification Administration ("REA") and the Company had $54,600,000 of undrawn committed bank lines of credit. In addition, approximately $40,000,000 of uncommitted credit facilities were available to the Company at June 30, 1994. Applications for additional long-term financing for the Company's telephone subsidiaries have been filed with the REA and are in various stages of processing. Federal budget proposals which could significantly reduce the availability of new loan commitments to the Company's telephone subsidiaries under the REA program in future fiscal years were considered in prior years and are expected to continue to be considered. If the Company's telephone subsidiaries are unable to borrow additional funds through the REA program and are forced to borrow from conventional lenders at market rates, the cost of new loans might increase.

     Although the Company currently expects to participate to some extent in the upcoming auction of personal communications services ("PCS") licenses, there can be no assurance that it will be successful in obtaining any such license. The Federal Communications Commission auction of PCS broadband spectrum is expected to take place later this year or early in 1995.

                         PART II.  OTHER INFORMATION

                      CENTURY TELEPHONE ENTERPRISES, INC.



Item 4.     Submission of Matters to a Vote of Security Holders
- - -------     ---------------------------------------------------

            On April 28, 1994, Century held its annual meeting of shareholders and elected four Class III directors to serve for a term of three years. The following votes were cast for each of the following nominees for director or were withheld with respect to such nominee:

                                                For         Withheld
                                            -----------    ---------

               Calvin Czeschin              110,025,892    1,867,593
               F. Earl Hogan                109,518,446    2,375,039
               Harvey P. Perry              109,379,757    2,513,728
               Jim D. Reppond               109,252,013    2,641,472

            The Class I and Class II directors whose terms continued after the meeting are:


                      Class I                    Class II
               ---------------------        ------------------
               William R. Boles, Jr.        Ernest Butler, Jr.
               W. Bruce Hanks               James B. Gardner
               C.G. Melville, Jr.           R.L. Hargrove, Jr.
               Glen F. Post, III            Johnny Hebert
               Clarke M. Williams           Tom S. Lovett

Item 6.     Exhibits and Reports on Form 8-K
- - -------     --------------------------------

      A.    Exhibits
            --------

            11  Computations of Earnings Per Share.

      B.    Report on Form 8-K
            ------------------

            The following items were reported in the Form 8-K dated April 22, 1994:

                Item 5. Other Events - News release reporting results of operations for the quarter ended March 31, 1994.

                Item 7. Exhibit 12 - Statement regarding computations of ratio of earnings to fixed charges.

                                   SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTURY TELEPHONE ENTERPRISES, INC.



Date: August 10, 1994              /s/ Murray H. Greer
                                   ----------------------
                                   Murray H. Greer
                                   Controller
                                   (Principal Accounting Officer)

                        CENTURY TELEPHONE ENTERPRISES, INC.


                                 INDEX TO EXHIBITS


Exhibit
Number
- - -------

11       Computations of Earnings Per Share, included herein.