Form 10-Q
period 1994-09-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1994-11-14
CIK 18926

UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1994

                                        or

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

                                                       [X] Yes   [ ] No


              As of October 31, 1994, there were 53,427,826 shares of common stock outstanding.

                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS



                                                                 Page No.

          Part I.  Financial Information:

             Consolidated Statements of Income--Three Months and
             Nine Months Ended September 30, 1994 and 1993            3

             Consolidated Balance Sheets--September 30, 1994 and
             December 31, 1993                                        4

             Consolidated Statements of Stockholders' Equity--
             Nine Months Ended September 30, 1994 and 1993            5

             Consolidated Statements of Cash Flows--
             Nine Months Ended September 30, 1994 and 1993            6

             Notes to Consolidated Financial Statements             7-9

             Management's Discussion and Analysis of Financial
             Condition and Results of Operations                  10-20

          Part II. Other Information                                 21

          Signature                                                  22

          Index to Exhibits                                          23

                            PART I.  FINANCIAL INFORMATION

                         CENTURY TELEPHONE ENTERPRISES, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                        Three months        Nine months
                                     ended September 30  ended September 30
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     -------  ---------  -------  ---------
                                             (expressed in thousands,
                                             except per share amounts)
      REVENUES
        Telephone                   $ 99,487    90,092   286,226   255,918
        Mobile Communications         42,028    22,673   109,149    61,010
                                    --------   -------   -------   -------
           Total revenues            141,515   112,765   395,375   316,928
                                    --------   -------   -------   -------
      OPERATING EXPENSES
        Cost of sales and other
         operating expenses           70,519    58,985   202,413   167,288
        Depreciation and
         amortization                 25,215    20,303    69,582    56,553
                                    --------  --------   -------   -------
           Total operating expenses   95,734    79,288   271,995   223,841
                                    --------  --------   -------   -------
      OPERATING INCOME                45,781    33,477   123,380    93,087
                                    --------  --------   -------   -------
      OTHER INCOME (EXPENSE)
        Interest expense             (11,513)   (7,807)  (30,839)  (22,186)
        Gain on sale of asset              -         -         -     1,661
        Earnings from unconsolidated
         cellular partnerships         4,604     2,596    10,579     4,938
        Other income and expense         917     1,141     1,046     2,345
                                    --------  --------   -------   -------
           Total other income
            (expense)                 (5,992)   (4,070)  (19,214)  (13,242)
                                    --------  --------   -------   -------
      INCOME BEFORE INCOME TAXES      39,789    29,407   104,166    79,845
      INCOME TAXES                    15,176    11,811    38,867    29,992
                                    --------  --------   -------   -------
      NET INCOME                    $ 24,613    17,596    65,299    49,853
                                    ========  ========   =======   =======
      PRIMARY EARNINGS PER SHARE    $    .46       .34      1.22       .98
                                    ========  ========   =======   =======
      FULLY DILUTED EARNINGS PER
       SHARE                        $    .44       .33      1.18       .96
                                    ========  ========   =======   =======
      DIVIDENDS PER COMMON SHARE    $  .0800     .0775     .2400     .2325
                                    ========  ========   =======   =======

      See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)

                                               September 30,  December 31,
       ASSETS                                       1994          1993
       ------                                  -------------  ------------
                                                 (expressed in thousands)
      CURRENT ASSETS
        Cash and cash equivalents                $   16,996          9,777
        Accounts receivable
          Customers, less allowance for doubtful
           accounts of $2,757,000 and $1,473,000     40,573         34,438
          Other                                      21,720         21,771
        Materials and supplies, at cost               5,619          4,418
        Other                                         1,593          2,068
                                                 ----------     ----------
                                                     86,501         72,472
                                                 ----------     ----------
      NET PROPERTY, PLANT AND EQUIPMENT             923,411        827,776
                                                 ----------     ----------
      INVESTMENTS AND OTHER ASSETS
        Excess cost of net assets acquired          434,571        297,158
        Other investments                           115,763         98,142
        Note receivable                              25,000              -
        Deferred charges                             25,813         23,842
                                                 ----------     ----------
                                                    601,147        419,142
                                                 ----------     ----------
                                                 $1,611,059      1,319,390
                                                 ==========     ==========
       LIABILITIES AND EQUITY
       ----------------------
      CURRENT LIABILITIES
        Current maturities of long-term debt     $   13,289         14,233
        Notes payable to banks                       46,600         69,200
        Accounts payable                             50,166         49,506
        Accrued expenses and other liabilities
          Salaries and benefits                      15,738         15,990
          Taxes                                      27,950          9,327
          Interest                                    9,291          6,476
          Other                                       8,792          5,162
        Advance billings and customer deposits       11,514          9,312
                                                 ----------     ----------
                                                    183,340        179,206
                                                 ----------     ----------
      LONG-TERM DEBT                                637,988        460,933
                                                 ----------     ----------
      DEFERRED CREDITS AND OTHER LIABILITIES        174,553        165,483
                                                 ----------     ----------
      STOCKHOLDERS' EQUITY
        Common stock, $1.00 par value, authorized
         100,000,000 shares, issued and outstanding
         53,423,264 and 51,294,705 shares            53,423         51,295
        Paid-in capital                             315,696        262,294
        Retained earnings                           261,374        208,945
        Employee Stock Ownership Plan commitment    (17,590)        (9,220)
        Preferred stock - non-redeemable              2,275            454
                                                 ----------     ----------
                                                    615,178        513,768
                                                 ----------     ----------
                                                 $1,611,059      1,319,390
                                                 ==========     ==========
      See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                                         Nine months
                                                      ended September 30
                                                     --------------------
                                                       1994        1993
                                                     --------   ---------
                                                   (expressed in thousands)
    COMMON STOCK
      Balance at beginning of period                  $ 51,295     48,897
      Issuance of common stock for acquisitions          2,000      2,183
      Issuance of common stock through dividend
       reinvestment, stock purchase and incentive
       plans                                               126        182
      Conversion of preferred stock into common
       stock                                                 2          -
                                                      --------   --------
      Balance at end of period                          53,423     51,262
                                                      --------   --------
    PAID-IN CAPITAL
      Balance at beginning of period                   262,294    191,522
      Issuance of common stock for acquisitions         50,311     67,333
      Issuance of common stock through dividend
       reinvestment, stock purchase and incentive
       plans                                             2,451      2,537
      Conversion of preferred stock into common
       stock                                                52          -
      Amortization of unearned compensation                588        476
                                                      --------   --------
      Balance at end of period                         315,696    261,868
                                                      --------   --------
    RETAINED EARNINGS
      Balance at beginning of period                   208,945    155,676
      Net income                                        65,299     49,853
      Cash dividends declared
        Common stock-$.2400 and $.2325 per share,
         respectively                                  (12,800)   (11,730)
        Preferred stock                                    (70)       (24)
                                                      --------   --------
      Balance at end of period                         261,374    193,775
                                                      --------   --------
    ESOP COMMITMENT
      Balance at beginning of period                    (9,220)   (11,100)
      Commitment to ESOP                               (10,000)         -
      Reduction of ESOP Commitment                       1,630      1,380
                                                      --------   --------
      Balance at end of period                         (17,590)    (9,720)
                                                      --------   --------
    PREFERRED STOCK - NON-REDEEMABLE
      Balance at beginning of period                       454        454
      Issuance of preferred stock for acquisition        1,875          -
      Conversion of preferred stock into common
       stock                                               (54)         -
                                                      --------   --------
      Balance at end of period                           2,275        454
                                                      --------   --------
    TOTAL STOCKHOLDERS' EQUITY                        $615,178    497,639
                                                      ========   ========
    See accompanying notes to consolidated financial statements.

                         CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                        Nine months
                                                      ended September 30
                                                     -------------------
                                                       1994       1993
                                                     --------   --------
                                                   (expressed in thousands)
     OPERATING ACTIVITIES
       Net income                                   $ 65,299     49,853
       Adjustments to reconcile net income to
        net cash provided by operating activities:
         Depreciation and amortization                77,134     63,667
         Deferred income taxes                        (5,602)    (4,527)
         Equity in earnings of unconsolidated
          cellular partnerships                      (11,449)    (4,935)
         Gain on sale of asset                             -     (1,661)
         Changes in current assets and current
          liabilities:
           Increase in accounts receivable            (1,070)    (6,067)
           Increase (decrease) in accounts payable    (4,504)    15,294
           Increase in accrued taxes                  18,525     13,058
           Changes in other current assets and other
            current liabilities, net                   6,594     (2,694)
         Other, net                                    8,639      6,562
                                                    --------   --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES     153,566    128,550
                                                    --------   --------
     INVESTING ACTIVITIES
       Payments for property, plant and equipment   (147,352)  (145,535)
       Acquisitions, net of cash acquired            (54,899)   (35,594)
       Purchase of life insurance investment          (7,664)    (7,670)
       Note receivable                               (25,000)         -
       Other, net                                      1,882        (70)
                                                    --------   --------
       NET CASH USED IN INVESTING ACTIVITIES        (233,033)  (188,869)
                                                    --------   --------
     FINANCING ACTIVITIES
       Proceeds from issuance of long-term debt      209,072     86,402
       Payments of long-term debt                    (90,731)   (28,931)
       Notes payable, net                            (22,600)    32,585
       Proceeds from issuance of common stock          2,578      2,719
       Cash dividends paid                           (12,870)   (11,754)
       Other, net                                      1,237      1,502
                                                    --------   --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES      86,686     82,523
                                                    --------   --------
     Net increase in cash and cash equivalents         7,219     22,204
     Cash and cash equivalents at beginning
      of period                                        9,777      9,771
                                                    --------   --------
     Cash and cash equivalents at end of period     $ 16,996     31,975
                                                    ========   ========
     Supplemental cash flow information:
       Income taxes paid                            $ 26,686     27,373
                                                    ========   ========
       Interest paid                                $ 28,024     23,620
                                                    ========   ========
     See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 1994
                                   (UNAUDITED)

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

              The unaudited financial information for the three months and nine months ended September 30, 1994 and 1993 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

          (3) Net Property, Plant and Equipment

              Net property, plant and equipment is composed of the following:

                                             September 30,   December 31,
                                                 1994            1993
                                             ------------    -----------
                                                (expressed in thousands)
     Telephone, at original cost              $1,057,225         979,449
     Accumulated depreciation                   (299,707)       (288,479)
                                             -----------     -----------
                                                 757,518         690,970
                                             -----------     -----------
     Mobile Communications, at cost              159,322         113,252
     Accumulated depreciation                    (44,564)        (27,736)
                                             -----------     -----------
                                                 114,758          85,516
                                             -----------     -----------
     Other, at cost                               82,583          77,737
     Accumulated depreciation                    (31,448)        (26,447)
                                             -----------     -----------
                                                  51,135          51,290
                                             -----------     -----------
                                              $  923,411         827,776
                                             ===========     ===========

          (4) Long-Term Debt

              On May 6, 1994, the Company completed the issuance of $50,000,000 of 10-year, 7.75% senior notes and $100,000,000 of
          30-year, 8.25% senior notes. The proceeds were used to reduce certain of the Company's short-term bank indebtedness.
          Interest payments are due semi-annually in May and November and principal payments are due in 2004 and 2024 upon maturity of the 10-year and 30-year notes, respectively. The 30-year notes are subject to redemption at any time on or after May 1, 2004 at the option of the Company.

              Notes payable to banks were classified as long-term debt at September 30, 1994 to the extent of borrowings available under a two-year revolving line of credit (convertible to a five-year term loan) and a three-year revolving credit facility.

          (5) Sale of Asset

              The Company sold a minority investment in a telephone company in the first quarter of 1993 which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax; $.02 per share).

          (6) Acquisitions

              On April 8, 1993, the Company consummated the acquisition of San Marcos Telephone Company, Inc. ("SMTC") in a stock and cash transaction and acquired SM Telecorp, Inc., an affiliate of SMTC, for cash. Subsequent to the acquisitions, the Company changed the names of San Marcos Telephone Company, Inc. and the principal operating subsidiary of SM Telecorp, Inc. to Century Telephone of San Marcos, Inc. and Century Telecommunications, Inc., respectively. The total acquisition price for both companies approximated $100,000,000 (based on Century's stock price on April 8, 1993). As a result of the acquisitions, which were accounted for as purchases, the Company acquired approximately 22,500 telephone access lines in and around San Marcos, Texas, along with a 35% ownership interest in the Austin, Texas Metropolitan Statistical Area ("MSA") wireline cellular market and a 9.6% interest in the Texas Rural Service Area ("RSA") #16 wireline cellular market, together representing approximately 309,000 pops (the Company's pro rata share of population of the licensed areas) at acquisition.

              On February 10, 1994, the Company acquired Celutel, Inc. ("Celutel") in a stock and cash transaction. Approximately $51,400,000 of the purchase price was paid in cash, with the remainder paid through the issuance of approximately 1,900,000 shares of Century's common stock, the closing price of which was $26.25 per share on February 10, 1994. In connection with the acquisition, Century refinanced approximately $41,700,000 of Celutel's debt. The acquisition was accounted for as a purchase and approximately $140,000,000 of cost in excess of net assets acquired was recorded as a result of the acquisition. Celutel currently provides cellular service to approximately 33,200 customers in five non-wireline provider systems in MSAs in Mississippi and Texas.

              On March 31, 1994, the Company acquired a local exchange telephone company in Michigan which currently serves approximately 2,600 access lines and which owns a minority interest of approximately 11% in a cellular partnership operated by the Company. The acquisition, which was accounted for as a purchase, was consummated through the issuance of approximately 98,000 shares of Century's common stock and 75,000 shares of Century's preferred stock. The closing price of Century's common stock was $23.125 per share on March 31, 1994.

          (7) Expected Acquisition and Dispositions

              In June 1994 the Company entered into a definitive agreement to sell its ownership interest in a cellular RSA in Minnesota (the "Minnesota RSA") in exchange for $21,500,000 cash. In October 1994 the Company entered into an asset exchange agreement which supersedes (assuming the asset exchange is completed) the June definitive agreement. The asset exchange agreement provides for the Company to exchange the assets comprising the Minnesota RSA for (i) the assets of the Pine Bluff, Arkansas MSA cellular system, (ii) $3,500,000 cash and (iii) a secured, guaranteed one-year $7,000,000 promissory note which accrues interest at prime plus 1%. The asset exchange is subject to, among other things, Federal Communications Commission ("FCC") approval and other customary closing conditions. The Company expects to recognize a gain of approximately $.16 per share upon future consummation of the transaction.

              In October 1994 the Company entered into definitive agreements under which it will sell its ownership interests in several cellular RSAs located primarily in western states and two MSAs in the midwest, which represent an aggregate of approximately 300,000 pops. Each sale is subject to regulatory approvals (including FCC approval) and various other closing conditions. The Company expects to recognize an aggregate gain of approximately $.05 per share assuming all the transactions are consummated.

              Subject to certain closing conditions, the Company has agreed to sell its paging operations.

          (8) Note Receivable

              In May 1994 Century loaned an unaffiliated telephone holding company $25,000,000. The loan bears interest at prime plus 1 1/2%; interest is payable quarterly. Quarterly principal payments are scheduled to begin in August 1995 with the unpaid balance becoming due in May 1998. The Company received a security interest in the holding company's capital stock, a guaranty from such company's principal stockholder and certain first refusal rights to acquire certain properties under various specified circumstances.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1993. The results of operations for the three months and/or nine months ended September 30, 1994 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                  Three Months Ended September 30, 1994 Compared
                     to Three Months Ended September 30, 1993

              Net income for the third quarter of 1994 was $24,613,000 compared to $17,596,000 during the third quarter of 1993. This increase was primarily due to a $12,304,000 increase in operating income and a $2,008,000 increase in earnings from unconsolidated cellular partnerships. These factors were partially offset by increases in interest expense and income tax expense of $3,706,000 and $3,365,000, respectively.

                                                         Three months
                                                      ended September 30
                                                      ------------------
                                                        1994       1993
                                                      -------     -------
                                                    (expressed in thousands,
                                                    except per share amounts)
       Operating income
          Telephone                                   $33,740      29,616
          Mobile Communications                        12,041       3,861
                                                      -------     -------
                                                       45,781      33,477
       Interest expense                               (11,513)     (7,807)
       Earnings from unconsolidated cellular
        partnerships                                    4,604       2,596
       Other income and expense                           917       1,141
       Income taxes                                   (15,176)    (11,811)
                                                      -------     -------
       Net income                                     $24,613      17,596
                                                      =======     =======
       Fully diluted earnings per share               $   .44         .33
                                                      =======     =======

              Fully diluted earnings per share increased to $.44 for the three months ended September 30, 1994 from $.33 for the three months ended September 30, 1993, a 33.3% increase. The average number of fully diluted shares outstanding increased 3.1% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, stock purchase and incentive plans.

              The mobile communications operating income reflects the operations of the cellular partnerships in which the Company has a majority interest. The minority interest partners' share of the income (or loss) of such partnerships is reflected as an expense in other income and expense. The Company's share of income (or loss) from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships. The operating income of the mobile communications segment during the third quarter of 1994 includes the operations of Celutel, Inc. ("Celutel") which was acquired in February 1994.

              Contributions to revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended September 30, 1994 and 1993 were as follows:

                                                      Three months
                                                   ended September 30
                                                   ------------------
                                                     1994      1993
                                                   --------  --------
          Revenues
            Telephone operations                     70.3%     79.9
            Mobile Communications operations         29.7%     20.1

          Operating income
            Telephone operations                     73.7%     88.5
            Mobile Communications operations         26.3%     11.5

          Telephone Operations

                                                      Three months
                                                   ended September 30
                                                   ------------------
                                                     1994       1993
                                                   --------   -------
                                                (expressed in thousands)
          Revenues
            Local                                  $26,192    22,688
            Network access and
             long distance                          61,614    56,161
            Other                                   11,681    11,243
                                                   -------   -------
                                                    99,487    90,092
                                                   -------   -------
          Operating expenses
            Plant operations                        22,031    20,691
            Customer operations                      8,870     8,204
            Corporate and other                     15,331    14,421
            Depreciation and amortization           19,515    17,160
                                                   -------   -------
                                                    65,747    60,476
                                                   -------   -------
          Operating income                         $33,740    29,616
                                                   =======   =======

              Telephone operating income increased $4,124,000 (13.9%) due to an increase in revenues of $9,395,000 (10.4%) which more than offset an increase in operating expenses of $5,271,000 (8.7%).

              The increase in revenues was primarily due to the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies, increased recovery from the Federal Communications Commission ("FCC") mandated Universal Service Fund ("USF"), an increase in local rates of certain of the Company's telephone subsidiaries, and internal access line growth of 3.9%. During the third quarter of 1994, revenues from the USF increased approximately $2,800,000 over such revenues during the third quarter of 1993. For additional information relating to telephone revenues, see Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993 - Telephone Operations.

              Operating expenses, exclusive of depreciation and amortization, increased $2,916,000 (6.7%) primarily due to increases in salaries and wages, employee benefits and other general operating expenses.

              Depreciation and amortization increased $2,355,000 in the third quarter of 1994 compared to the third quarter of 1993. The third quarter of 1994 included depreciation recorded in anticipation of the approval of increases, as of January 1, 1994, in depreciation rates in certain jurisdictions. Higher levels of plant in service also contributed to the increased depreciation.


          Mobile Communications Operations

                                                      Three months
                                                   ended September 30
                                                   ------------------
                                                     1994      1993
                                                   -------   -------
                                                (expressed in thousands)
          Revenues
            Cellular service                       $39,611    20,679
            Equipment and paging                     2,417     1,994
                                                   -------   -------
                                                    42,028    22,673
                                                   -------   -------
          Operating expenses
            Cost of sales and other                  8,142     5,142
            General, administrative and customer
             service                                 8,678     6,107
            Sales and marketing                      7,467     4,420
            Depreciation and amortization            5,700     3,143
                                                   -------   -------
                                                    29,987    18,812
                                                   -------   -------
          Operating income                         $12,041     3,861
                                                   =======   =======

              Mobile communications operating income increased $8,180,000 (211.9%) to $12,041,000 in the third quarter of 1994 from $3,861,000 in the third quarter of 1993. Mobile communications revenues increased $19,355,000 (85.4%) which more than offset an increase in operating expenses of $11,175,000 (59.4%).

              The increase in cellular service revenues was substantially due to (i) a 62.4% increase, exclusive of Celutel, in the average number of cellular units in service and (ii) service revenues generated by Celutel which aggregated approximately $7,800,000 during the third quarter of 1994. The average number of cellular units in service in majority-owned markets during the third quarter of 1994 and 1993 was 182,000 and 92,000, respectively. The average monthly cellular service revenue per subscriber declined to $73 during the third quarter of 1994 from $75 during the third quarter of 1993, substantially due to the continued trend that a higher percentage of recent subscribers tend to be lower-usage customers. The average monthly service revenue per subscriber may further decline (i) as market penetration increases and additional lower-usage customers are activated and (ii) as competitive pressures intensify. The Company will continue to focus on customer service and to attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.

              Cost of sales and other operating expenses increased $3,000,000 due to expenses incurred in connection with providing service to a larger number of subscribers, the continued development of the Company's cellular systems, and the Celutel acquisition.

              The increase of $2,571,000 in general, administrative and customer service expenses was primarily due to costs incurred in connection with the Celutel operations and increased costs associated with serving a larger number of cellular customers.

              Sales and marketing expenses increased $3,047,000 due primarily to an increase in commissions paid to agents for selling cellular services to new customers and to the Celutel acquisition.

              Depreciation and amortization increased $2,557,000 due to a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.


          Interest Expense

              Interest expense increased $3,706,000 (47.5%) during the third quarter of 1994 compared to the third quarter of 1993 due to a 33% increase in average debt outstanding (primarily due to debt issued in connection with the Celutel acquisition) and to an increase in average interest rates.


          Earnings from Unconsolidated Cellular Partnerships

              The increase of $2,008,000 in earnings from unconsolidated cellular partnerships during the third quarter of 1994 compared to the third quarter of 1993 was due to the improvement in profitability of cellular partnerships in which the Company owns less than a majority interest.


          Other Income and Expense

              Other income and expense decreased $224,000 in the third quarter of 1994 compared to the third quarter of 1993.

              The increased profitability of the Company's majority-owned and operated cellular partnerships resulted in a corresponding increase in the expense recorded by the Company to reflect the minority interest partners' share of the profits. Such increase in expense was partially offset by interest income earned on a $25,000,000 note receivable. For additional information, see Liquidity and Capital Resources and Note 8 of Notes to Consolidated Financial Statements.


          Income Taxes

              Income tax expense increased $3,365,000 during the third quarter of 1994 compared to the third quarter of 1993 primarily due to an increase in income before taxes.

                   Nine Months Ended September 30, 1994 Compared
                      to Nine Months Ended September 30, 1993

              Net income for the nine months ended September 30, 1994 was $65,299,000 compared to $49,853,000 for the nine months ended September 30, 1993. This increase was primarily due to a $30,293,000 increase in operating income and a $5,641,000 increase in earnings from unconsolidated cellular partnerships. These factors were partially offset by increases in interest expense and income tax expense of $8,653,000 and $8,875,000, respectively, and by a decrease of $1,299,000 in other income and expense. The first nine months of 1993 included a $1,661,000 pre-tax gain on the sale of a minority investment in a telephone company.

                                                      Nine months
                                                   ended September 30
                                                   ------------------
                                                     1994       1993
                                                   -------    -------
                                                (expressed in thousands,
                                                except per share amounts)
          Operating income
            Telephone                             $ 98,526     83,431
            Mobile Communications                   24,854      9,656
                                                   -------    -------
                                                   123,380     93,087
          Interest expense                         (30,839)   (22,186)
          Gain on sale of asset                          -      1,661
          Earnings from unconsolidated cellular
           partnerships                             10,579      4,938
          Other income and expense                   1,046      2,345
          Income taxes                             (38,867)   (29,992)
                                                   -------    -------
          Net income                              $ 65,299     49,853
                                                   =======    =======
          Fully diluted earnings per share        $   1.18        .96
                                                   =======    =======

              Fully diluted earnings per share increased to $1.18 for the nine months ended September 30, 1994 from $.96 for the nine months ended September 30, 1993, a 22.9% increase. The average number of fully diluted shares outstanding increased 4.2% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, stock purchase and incentive plans.

              The operating income of the telephone segment during the nine months ended September 30, 1993 includes six months of operations of Century Telephone of San Marcos, Inc. ("San Marcos") which was acquired in April 1993.

              The mobile communications operating income reflects the operations of the cellular partnerships in which the Company has a majority interest. The minority interest partners' share of the income (or loss) of such partnerships is reflected as an expense in other income and expense. The Company's share of income (or loss) from the cellular partnerships in which it has less than a majority interest is reflected in earnings from unconsolidated cellular partnerships. The operating income of the mobile communications segment during the nine months ended September 30, 1994 includes the operations of Celutel since its acquisition on February 10, 1994.

              Contributions to revenues and operating income by the Company's telephone operations and mobile communications operations for the nine months ended September 30, 1994 and 1993 were as follows:

                                                      Nine months
                                                   ended September 30
                                                   ------------------
                                                     1994      1993
                                                   --------  --------
          Revenues
            Telephone operations                     72.4%     80.7
            Mobile Communications operations         27.6%     19.3

          Operating income
            Telephone operations                     79.9%     89.6
            Mobile Communications operations         20.1%     10.4

          Telephone Operations

                                                      Nine months
                                                   ended September 30
                                                   ------------------
                                                    1994        1993
                                                   --------  --------
                                                (expressed in thousands)
          Revenues
            Local                                  $ 73,664    65,878
            Network access and
             long distance                          179,539   158,848
            Other                                    33,023    31,192
                                                   --------   -------
                                                    286,226   255,918
                                                   --------   -------
          Operating expenses
            Plant operations                         63,621    60,412
            Customer operations                      25,734    23,130
            Corporate and other                      44,019    40,700
            Depreciation and amortization            54,326    48,245
                                                   --------   -------
                                                    187,700   172,487
                                                   --------   -------
          Operating income                         $ 98,526    83,431
                                                   ========   =======

              Telephone operating income increased $15,095,000 (18.1%) due to an increase in revenues of $30,308,000 (11.8%) which more than offset an increase in operating expenses of $15,213,000 (8.8%).

              The increase in revenues was partially due (approximately $5,900,000) to San Marcos which contributed nine months of revenues during the nine-month period ended September 30, 1994 compared to six months of revenues during the comparable period in 1993. The remaining increase in revenues was primarily due to the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies, increased recovery from the FCC mandated USF, an increase in local rates of certain of the Company's telephone subsidiaries in July 1994, and internal access line growth of 3.5%. During the first nine months of 1994, revenues from the USF increased approximately $6,400,000 over such revenues during the first nine months of 1993.

              The Public Service Commission of Wisconsin ("PSCW") previously ordered the Wisconsin state support fund existing at July 1, 1993 to be phased-out. Certain of the Company's subsidiaries affected by the order have received approval from the PSCW for increased local rates and other compensation which offset the loss of the amounts that the Company's subsidiaries had been receiving from the state support fund.

              In July 1994 the Wisconsin Telecommunications Act of 1993 was signed into law. The act provides, among other things, for the PSCW to authorize competitors to provide local exchange service. During 1994 other states, including some in which the Company has operations, took legislative and/or regulatory steps to further introduce competition into the local exchange carrier business. Local exchange competition is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located.

              After initiating an informal earnings review during 1993 of all independent local exchange carriers in Louisiana, the Louisiana Public Service Commission ("LPSC") recently docketed a formal earnings review of such carriers. There is no assurance that this review will not lead to future revenue reductions.

              Certain long distance carriers have requested the Company to reduce intrastate access tariffed rates for certain of its telephone subsidiaries. In March 1994 a major long distance carrier filed a petition with the LPSC requesting that the commission investigate and lower the rates for intrastate access charges charged to long distance carriers by certain local exchange telephone companies, including the subsidiaries of the Company which operate in Louisiana. There is no assurance that this request will not result in reduced intrastate access revenues.

              The $9,132,000 (7.4%) increase in operating expenses, exclusive of depreciation and amortization, was partially due (approximately $3,800,000) to San Marcos which contributed nine months of expenses during the nine-month period ended September 30, 1994 compared to six months of expenses during the comparable period in 1993. The remainder of the increase in operating expenses was due to increases in salaries and wages, employee benefits and other general operating expenses, net of a reduction of approximately $1,100,000 in postemployment benefit expense.

              During the first nine months of 1994, depreciation and amortization increased $6,081,000 due partially to $1,400,000 of depreciation and amortization related to the San Marcos operations. In addition, the nine months ended September 30, 1994 included depreciation recorded in anticipation of the approval of increases, as of January 1, 1994, in depreciation rates in certain jurisdictions. Higher levels of plant in service also contributed to the increased depreciation.

              The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Under SFAS 71 the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation and amortization of plant and equipment over lives approved by the regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations are being monitored due to the changing regulatory environment and to increasing competition. Should the regulated operations of the Company no longer qualify for the application of SFAS 71 at some future date, the required accounting impact could result in a material, non-cash charge against earnings.

          Mobile Communications Operations

                                                      Nine months
                                                   ended September 30
                                                   ------------------
                                                    1994        1993
                                                   --------   -------
                                                (expressed in thousands)
          Revenues
            Cellular service                       $101,640    54,958
            Equipment and paging                      7,509     6,052
                                                   --------   -------
                                                    109,149    61,010
                                                   --------   -------
          Operating expenses
            Cost of sales and other                  22,639    14,149
            General, administrative and customer
             service                                 24,361    16,901
            Sales and marketing                      22,039    11,996
            Depreciation and amortization            15,256     8,308
                                                   --------   -------
                                                     84,295    51,354
                                                   --------   -------
          Operating income                         $ 24,854     9,656
                                                   ========   =======

              Mobile communications operating income increased
          $15,198,000 (157.4%) to $24,854,000 during the nine months ended September 30, 1994 from $9,656,000 during the nine months ended September 30, 1993. Mobile communications revenues increased $48,139,000 (78.9%) which more than offset an increase in operating expenses of $32,941,000 (64.1%).

              The increase in cellular service revenues was substantially due to (i) a 61.3% increase, exclusive of Celutel, in the average number of cellular units in service and (ii) service revenues generated by Celutel since it was acquired by the Company on February 10, 1994 which aggregated approximately $18,600,000 during the nine-month period ended September 30, 1994. The average number of cellular units in service in majority-owned markets during the nine months ended September 30, 1994 and 1993 was 162,000 and 85,000, respectively. The average monthly cellular service revenue per subscriber declined to $70 during the first nine months of 1994 from $72 during the first nine months of 1993, substantially due to the continued trend that a higher percentage of recent subscribers tend to be lower-usage customers. The average monthly service revenue per subscriber may further decline (i) as market penetration increases and additional lower-usage customers are activated and (ii) as competitive pressures intensify. The Company will continue to focus on customer service and to attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by increasing coverage areas through the construction of additional cell sites.

              Cost of sales and other operating expenses increased $8,490,000 due to expenses incurred in connection with providing service to a larger number of subscribers, the continued development of the Company's cellular systems, and the Celutel acquisition.

              The increase of $7,460,000 in general, administrative and customer service expenses was primarily due to costs incurred in connection with the Celutel operations and increased costs associated with serving a larger number of cellular customers.

              Sales and marketing expenses increased $10,043,000 due primarily to an increase in commissions paid to agents for selling cellular services to new customers and to the Celutel acquisition.

              Depreciation and amortization increased $6,948,000 due to a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.

          Interest Expense

              Interest expense increased $8,653,000 (39.0%) during the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993 primarily due to a 37% increase in average debt outstanding (significantly due to debt issued in connection with the Celutel acquisition).


          Gain on Sale of Asset

              During the first quarter of 1993, the Company sold its minority investment in a telephone company which resulted in a pre-tax gain of $1,661,000 ($1,080,000 after-tax).


          Earnings from Unconsolidated Cellular Partnerships

              Earnings from unconsolidated cellular partnerships increased $5,641,000 during the first nine months of 1994 compared to the first nine months of 1993 due to the Company's share of income from the partnership interests acquired in the San Marcos acquisition in April 1993 and to the improvement in profitability of other cellular partnerships in which the Company owns less than a majority interest.


          Other Income and Expense

              Other income and expense for the first nine months of 1994 was $1,046,000 compared to $2,345,000 during the first nine months of 1993.

              The increased profitability of the Company's majority-owned and operated cellular partnerships resulted in a corresponding increase in the expense recorded by the Company to reflect the minority interest partners' share of the profits.

              Other income and expense also includes the results of operations of subsidiaries of the Company which are not included in telephone operations or mobile communications operations including, but not limited to, the Company's competitive access subsidiary and the Company's non-regulated long distance operations. Although not material to consolidated operations, the combined results of such subsidiaries were less favorable during the first nine months of 1994 compared to the first nine months of 1993 primarily due to losses incurred by recently-formed or recently-acquired subsidiaries.

              Such increases in expenses were partially offset by interest income earned on a $25,000,000 note receivable. For additional information, see Liquidity and Capital Resources and
          Note 8 of Notes to Consolidated Financial Statements.


          Income Taxes

              Income tax expense increased $8,875,000 during the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993 primarily due to an increase in income before taxes.


          Other

              For certain information about a pending acquisition and pending dispositions, see Note 7 of Notes to Consolidated Financial Statements.

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

              Net cash provided by operating activities was $153,566,000 during the first nine months of 1994 compared to $128,550,000 during the first nine months of 1993. The Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone and mobile communications operations of the Company, see Results of Operations.

              Net cash used in investing activities was $233,033,000 and $188,869,000 for the nine months ended September 30, 1994 and 1993, respectively. Cash used in connection with the February 1994 acquisition of Celutel (exclusive of the refinancing of approximately $41,700,000 of Celutel's debt) was $54,899,000. Cash used in connection with the April 1993 San Marcos acquisitions was $35,594,000. Payments for property, plant and equipment were $1,817,000 more in the first nine months of 1994 than in the comparable period during 1993. Capital expenditures for the nine months ended September 30, 1994 were $112,066,000 for telephone, $29,191,000 for mobile communications and $6,095,000 for other operations.

              In connection with the corporate restructuring of a local exchange telephone company that has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's newly-formed holding company $25,000,000 in May 1994. In exchange, the Company received a security interest in the holding company's capital stock, a guaranty from such company's principal stockholder and certain first refusal rights to acquire certain properties under various specified circumstances. For additional information see Note 8 of Notes to Consolidated Financial Statements.

              Net cash provided by financing activities during the first nine months of 1994 and 1993 was $86,686,000 and $82,523,000, respectively. During the first quarter of 1994, the Company filed a shelf registration statement registering $400,000,000 of senior unsecured debt securities under which the Company issued $150,000,000 of senior notes on May 6, 1994. See Note 4 of Notes to Consolidated Financial Statements. The proceeds were used to discharge the Company's indebtedness under a $90,000,000 bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994 (including approximately $41,700,000 of Celutel's debt which was refinanced), and to reduce the Company's short-term bank indebtedness under various credit facilities bearing interest at rates ranging from 4.0% to 4.6%.

              Budgeted capital expenditures for 1994 total $142,000,000 for telephone operations and revised budgeted capital expenditures for mobile communications operations total approximately $55,000,000 (of which approximately $12,000,000 will be funded by minority interest partners in cellular partnerships operated by the Company). The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable, the replacement of mechanical switches with digital switches and the upgrading of its plant and equipment to provide enhanced services. Mobile communications capital expenditures are expected to continue to focus primarily on the construction of additional cell sites and the upgrading of the Company's cellular systems to increase capacity and enhance the Company's ability to provide digital service in the future. Revised budgeted capital expenditures for other operations total $7,000,000, which includes capital construction costs currently planned to be expended by the Company's recently-formed competitive access subsidiary which in May 1994 obtained a franchise from Fort Worth, Texas to provide voice, data and certain video services in the Fort Worth market and subsequently received approval to extend the Fort Worth system to Arlington, Texas. The Company will continue to pursue the acquisition and development of other franchised competitive access markets.

              The Company has decided not to participate in the FCC's December 1994 auction of 30 Mhz Major Trading Area broadband licenses to provide Personal Communications Services ("PCS"). If attractive opportunities arise, the Company may participate in the FCC's auctions of Basic Trading Area PCS licenses to be held during 1995. Pending these 1995 auctions, the Company will continue to equip its current cellular networks with digital enhancements which may, when applied with new microcellular technologies, permit the Company's cellular systems to provide services comparable with emerging PCS technologies.

              As of September 30, 1994 the company had $58,600,000 of undrawn borrowings available under committed bank credit facilities, along with $25,000,000 available under uncommitted bank credit facilities. In addition, Century's telephone subsidiaries had available for use $129,000,000 of commitments for long-term financing from the Rural Electrification Admini-stration ("REA"). Applications for additional long-term financing for the Company's telephone subsidiaries have been filed with the REA and are in various stages of processing. Federal budget proposals which could significantly reduce the availability of new loan commitments to the Company's telephone subsidiaries under the REA program in future fiscal years were considered in prior years and are expected to continue to be considered. If the Company's telephone subsidiaries are unable to borrow additional funds through the REA program and are forced to borrow from conventional lenders at market rates, the cost of new loans might increase.

                           PART II.  OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.



          Item 6.   Exhibits and Reports on Form 8-K
          ------    --------------------------------

              A.    Exhibits
                    --------

                    3(i) Registrant's Restated Articles of Incorporation,
                         dated September 30, 1994.

                    3(ii)Registrant's Bylaws, as amended through August
                         23, 1994.

                    4.1 Third Amendment to Revolving Credit Facility Agreement, dated August 15, 1994 between
                         Registrant and NationsBank of Texas, N.A.

                    10.1 Registrant's Amended and Restated Supplemental
                         Executive Retirement Plan, amended and restated as of July 1, 1994.

                    10.2 Registrant's Supplemental Defined Contribution
                         Plan, effective as of January 1, 1994.

                    10.3 Registrant's Supplemental Dollars & Sense Plan,
                         effective as of January 1, 1995.

                    11   Computations of Earnings Per Share.

                    27   Financial Data Schedule.


              B.    Reports on Form 8-K
                    -------------------

                    There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                                    SIGNATURE



             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be

          signed on its behalf by the undersigned thereunto duly

          authorized.


                                      CENTURY TELEPHONE ENTERPRISES, INC.



          Date: November 14, 1994       /s/ Murray H. Greer
                                        --------------------
                                        Murray H. Greer
                                        Controller
                                        (Principal Accounting Officer)

                         CENTURY TELEPHONE ENTERPRISES, INC.


                                  INDEX TO EXHIBITS


          Exhibit
          Number
          -------

          3(i) Registrant's Restated Articles of Incorporation, dated September 30, 1994, included herein.

          3(ii) Registrant's Bylaws, as amended through August 23, 1994, included herein.

          4.1 Third Amendment to Revolving Credit Facility Agreement, dated August 15, 1994, included herein.

          10.1 Registrant's Amended and Restated Supplemental Executive Retirement Plan, amended and restated as of July 1, 1994, included herein.

          10.2 Registrant's Supplemental Defined Contribution Plan, effective as of January 1, 1994, included herein.

          10.3 Registrant's Supplemental Dollars & Sense Plan, effective as of January 1, 1995, included herein.

          11     Computations of Earnings Per Share, included herein.

          27     Financial Data Schedule, included herein.