Form 10-K
period 1994-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1995-03-20
CIK 18926

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

            [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1994

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

                         Telephone number (318) 388-9500

    Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $1.00

    Exchange on which registered:  New York Stock Exchange

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of February 28, 1995, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors and executive officers) was approximately $1.8 billion.

    As of February 28, 1995, there were 58,204,027 shares of common stock outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement prepared in connection with the 1995 annual meeting of shareholders are incorporated in Part III of this Report.

                                      PART I



    Item 1.  Business



       General.  Century Telephone Enterprises, Inc. ("Century") is a regional diversified telecommunications company that is primarily engaged in providing traditional telephone services and cellular telephone communications services.  For the year ended December 31, 1994, telephone operations and mobile communications operations (substantially all of which are comprised of the Company's cellular telephone operations)

    provided 72% and 28%, respectively, of the consolidated revenues of

    Century and its subsidiaries (the "Company").  All of the Company's operations are conducted within the continental United States.



       At December 31, 1994 the Company's telephone subsidiaries operated over

    454,000 telephone access lines, primarily in rural, suburban and small urban areas in 14 states, with the largest customer bases located in

    Wisconsin, Louisiana, Michigan and Ohio.  According to published sources,

    the Company is the fifteenth largest local exchange telephone company in the United States based on the number of access lines served.



       Whenever used herein with respect to the Company, the term "pops" means the population of licensed cellular telephone markets (based on independent third-party population estimates) multiplied by the Company's proportionate equity interests in the licensed operators thereof.  The term "MSA" means a Metropolitan Statistical Area for which the Federal

    Communications Commission (the "FCC") has granted a cellular operating license.  The term "RSA" means a Rural Service Area for which the FCC has granted a cellular operating license.  The term "wireline license" refers to the cellular operating license initially reserved by the FCC for companies providing local telephone service in the licensed market and the term "non-wireline license" refers to the license initially reserved for licensees unaffiliated with such local telephone companies.



       At December 31, 1994 the Company, through its cellular operations,

    owned approximately 7.1 million pops (which includes approximately 300,000 pops the Company either sold during the first quarter of 1995 or which are subject to sale pursuant to definitive agreements) in 28 MSAs, primarily concentrated in Michigan, Louisiana, Mississippi and Texas, and 31 RSAs,

    most of which are in Michigan, Louisiana and Arkansas.  The Company is the

    majority owner and operator in 19 of the MSAs and 12 of the RSAs, which collectively represent 5.5 million pops, and has minority interests in the other MSAs and RSAs, which collectively represent 1.6 million pops.  Of the Company's 7.1 million pops, approximately 76% are attributable to the

    Company's MSA interests, with the balance attributable to its RSA interests.  According to data derived from published sources, at December

    31, 1994 the Company was the seventeenth largest cellular telephone company in the United States based on the Company's owned pops.  At

    December 31, 1994, the Company's majority-owned and operated cellular systems had more than 211,000 cellular subscribers.  Except for five MSAs,

    all of the cellular systems operated by the Company are operated under wireline licenses.

       Recent Acquisitions and Dispositions.  In February 1994 the Company

    acquired Celutel, Inc. ("Celutel"), which currently provides cellular mobile telephone services to approximately 35,000 customers in three MSA non-wireline cellular markets in Mississippi and two MSA non-wireline cellular markets in Texas which have a combined population of 1.5 million.

    Celutel's share of these pops is approximately 1.2 million.  In March 1994

    Century acquired a local exchange telephone company in Michigan which currently serves approximately 2,600 telephone access lines and which owns a 13% interest in a cellular partnership which has been operated by the

    Company for several years.  In November 1994 the Company exchanged its

    Minnesota RSA 6 non-wireline cellular system for a 100% interest in the

    Pine Bluff, Arkansas MSA wireline cellular system plus $10.5 million cash.

    The Pine Bluff MSA has a population of approximately 85,000.  In January

    1995 Century acquired Tele-Max, Inc. and its affiliates.  In connection with this acquisition, Century acquired approximately 5,300 telephone access lines in a suburban community north of Dallas, Texas and a one-half of one percent interest in the Dallas MSA wireline cellular system (which represents approximately 20,000 pops).  In connection with its exercise of first refusal purchase rights during 1994, the Company increased its ownership in markets in which it already holds interests by approximately

    35,000 pops.



       In accordance with its strategy of clustering its telephone and cellular businesses, Century sold its paging operations in October 1994.

    In addition, during late 1994 the Company entered into definitive agreements to sell its ownership interests in several RSAs located primarily in western states and two MSAs located in the midwest, which in the aggregate represent approximately 300,000 pops.  Certain of these transactions were consumated during the first quarter of 1995.



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



       Other.  The Company also provides long distance, operator and interactive services in certain local and regional markets, as well as certain printing and related services, and has recently entered the competitive access business.  During 1994 the Company's newly-formed competitive access subsidiary obtained franchises and rights-of-way to build a fiber optic network which will allow the Company to offer voice,

    data and certain video services in Fort Worth and Arlington, Texas, along with a portion of downtown Dallas.  Century expects to begin offering these services in the second quarter of 1995.  The Company's competitive access subsidiary has also obtained a franchise to provide similar services in Austin, Texas and is currently attempting to obtain rights-of-

    way in this market.  The results of all of these other operations are recorded for financial reporting purposes in "Other income and expense".

       As of December 31, 1994, the Company employed approximately 3,000 persons, of which approximately 200 employees located in Ohio are covered by a three-year collective bargaining agreement between the Company and the Communications Workers of America.  The agreement lapses on March 30,

    1997.



       Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous

    15 to 20 years.  Century's principal executive offices are located at 100

    Century Park Drive, Monroe, Louisiana 71203 and its telephone number is

    (318) 388-9500.



                               TELEPHONE OPERATIONS



       The Company is the fifteenth largest local exchange telephone company in the United States, based on the more than 454,000 access lines it served at December 31, 1994.  Currently, the Company operates over 500 central office and remote switching centers in its telephone operating areas.  Over the past decade, Century has installed digital switching platforms throughout much of its switching network.  At December 31, 1994,

    95% of Century's total access lines were digitally switched.  Through its operating telephone subsidiaries, Century provides services to predominately rural, suburban and small urban markets in 14 states.  The table below sets forth certain information with respect to Century's access lines as of December 31, 1994:


                            Number of        Percent of         Percent
      State                access lines     access lines        digital
     ------------------------------------------------------------------
    Wisconsin                 98,323            22%               92%

    Louisiana                 84,785            19                98

    Michigan                  80,032            18               100

    Ohio                      70,436            15               100

    Arkansas                  37,554             8                83

    Texas                     28,741             6               100

    Tennessee                 21,343             5               100

    Mississippi               13,062             3               100

    Colorado                   5,763             1               100

    New Mexico                 4,713             1                74

    Indiana                    4,610             1               100

    Idaho                      3,949             1               100

    Arizona                    1,469             0                 0

    Iowa                         183             0               100
    ----------------------------------------------------------------
                             454,963           100%               95%
    ================================================================

                                        3

          As indicated in the following table, Century has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to acquisitions of other telephone companies and to the expansion of services:

                                      Year Ended or As of December 31,
    -----------------------------------------------------------------------
                                   1994       1993        1992       1991
    -----------------------------------------------------------------------
                                          (Dollars in thousands)

    Access lines                 454,963     434,691     397,300    314,819

       % Residential                  79%         80          81         81

       % Business                     21%         20          19         19

    Operating revenues         $ 389,438     348,485     297,510    235,796

    Capital expenditures       $ 152,336     131,180     108,974     73,913



       Future growth in telephone operations is expected to be derived from

    (i) acquiring additional telephone companies, (ii) providing service to new customers, (iii) upgrading existing customers to higher grades of service, (iv) increasing network usage and (v) providing additional services made possible by advances in technology and changes in regulation.  For information on developing competitive trends, see "-

    Regulation and Competition."



    Services



       The Company's telephone subsidiaries derive revenue from providing (i)

    local telephone services, (ii) network access and long distance services and (iii) other related services.  The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                                 1994        1993        1992
    -------------------------------------------------------------------------
    Local service                                25.7%       25.4        26.3

    Network access and long distance             62.6        62.3        61.4

    Other                                        11.7        12.3        12.3
    -------------------------------------------------------------------------
                                                100.0%      100.0       100.0
    =========================================================================

       Local service revenues are generated by the provision of local exchange telephone services in the Company's franchised service areas.

       Network access and long distance revenues primarily relate to services provided by the Company to interexchange carriers (long distance carriers)

    in connection with the use of the Company's facilities to originate and complete interstate and intrastate long distance telephone calls.

    Substantially all of the Company's interstate network access revenues are derived through pooling arrangements administered by the National Exchange

    Carrier Association ("NECA").  NECA receives access charges billed by the

    Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for use of the participating LECs' local exchange networks to complete long distance calls and subsequently distributes these revenues to such LECs based on cost separation studies or average schedule settlement agreements.  The charges billed to the long distance carriers and other LEC customers are based on tariffed access rates filed with the FCC by NECA on behalf of the

    Company and other participating LECs.  Interstate revenues as a percentage of telephone operating revenues amounted to 33.7%, 32.1% and 31.4% in

    1994, 1993 and 1992, respectively.



       Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company directly to intrastate long distance carriers and other LEC customers.  Such intrastate network access charges are based on access tariffs which are subject to state regulatory commission approval.  Additionally, certain of the Company's intrastate network access revenues, along with intrastate long distance revenues, are derived through state pooling arrangements and are determined based on cost separation studies or special settlement arrangements.



       The installation of digital switches and related software continues to be an important component of the Company's growth strategy because it allows the Company to offer new services (such as call forwarding,

    conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines.  In

    1994 the Company continued to expand its list of premium services offered in certain service areas and aggressively marketed these services.  In addition, with digital switching the Company has been able to construct centralized electronic monitoring facilities that allow employees to detect operating malfunctions in digital switches and, in many cases, to correct the malfunctions without a site visit by the Company's personnel,

    thereby reducing maintenance costs.



       The Company is installing fiber optic cable in certain areas in which it operates and has provided alternative routing of telephone service over fiber optic cable networks in several of its strategic operating areas.

    At December 31, 1994, the Company had approximately 1,360 miles of fiber optic cable in place.



       Other revenues include revenues related to (i) leasing, selling,

    installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities and (iv)

    participating in the publication of local directories.  Certain large telecommunications companies for which the Company currently provides billing and
    collection services have indicated their desire to reduce

    their billing and collection expenses, which may lead to reduced future billing and collection revenues.



       For further information on the regulation of the Company's revenues,

    see "-Regulation and Competition."



    Federal Financing Programs



           Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") (formerly the Rural

    Electrification Administration or REA), the Rural Telephone Bank ("RTB")

    and the Federal Financing Bank ("FFB").  The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas.  The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of money to the United States government.  The RTB, established in

    1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 6.05% to

    6.35% for the fiscal year ended September 30, 1994), and in some cases makes loans concurrently with RUS loans.  In addition, the RUS guarantees certain loans made to telephone companies by the FFB or other qualified lenders.  A significant portion of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS, RTB and FFB.  The amount of common stock dividends that may be paid by the Company's telephone subsidiaries is limited by certain financial requirements set forth in the financing agreements.



       Certain of the Company's telephone subsidiaries have made applications for additional loans from the RUS and intend to make further applications as needs arise.  There is no assurance that these applications will be accepted or that the terms or interest rates of any future loan commitments will remain favorable.  Federal budget proposals which could significantly reduce or eliminate the availability of new loan commitments under the RUS and RTB programs were considered in recent years and are expected to continue to be considered.  If the Company's telephone subsidiaries are unable to borrow additional funds through the RUS and RTB programs and are forced to borrow from conventional lenders at market rates, the Company's cost of new loans might increase.



       For additional information regarding the Company's financing, see the

    Company's consolidated financial statements included in Item 8 herein.



    Regulation and Competition



       Traditionally, LECs have operated as regulated monopolies.

    Consequently, the majority of the Company's telephone operations are regulated extensively by various state regulatory agencies (generally called public
    service commissions or public utility commissions) and by the FCC.  As discussed in greater detail below, various aspects of federal and state regulation have recently been subject to extensive modification and re-

    examination, which has generally relaxed the regulation of LECs.  As further discussed below, several legislative and regulatory initiatives and technological changes have allowed competition in traditionally monopolistic segments of the industry.  Although Century anticipates that these trends towards relaxed regulation and increased competition will continue, the form and degree of future regulation and competition is unknown.



       State Regulation.  The local service rates and intrastate access charges of substantially all of the Company's telephone subsidiaries are regulated by state regulatory commissions that traditionally have regulated pricing through "rate of return" regulation that focuses on authorized levels of earnings by LECs.  Most of these commissions also (i)

    regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures and (iii) regulate various other matters, including certain service standards and operating procedures.  In certain states, construction and/or financing plans are also subject to regulatory approval.



       In recent years, Ohio, Michigan, Wisconsin, Louisiana and other state legislatures and regulatory commissions have either begun to relax the regulation of LECs or have announced their intention to review such regulation, and it is expected that this trend will continue.  This relaxed regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process.  Coincident with these efforts is the introduction of competition into traditionally monopolistic segments of the industry.  For a discussion of legislative,

    regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."



       Substantially all of the state regulatory commissions have statutory authority, the specific limits of which vary, to initiate and conduct earnings reviews of the LECs that they regulate.  As part of the movement towards deregulation, several states are moving away from traditional rate of return regulation towards price cap regulation and incentive regulation

    (which are similar to the FCC regulations discussed below), and are actively encouraging larger LECs to adopt these newer forms of price regulation.  The continuation of this trend may lead to fewer earnings reviews in the future.  Currently, however, most of the Company's LECs continue to be regulated under rate of return regulation.  After initiating an informal earnings review during 1993 of all independent LECs in Louisiana, the Louisiana Public Service Commission ("LPSC") recently docketed a formal earnings review of such carriers.  In addition, the

    Public Service Commission of Wisconsin ("PSCW") is examining transactions in which Century and its service subsidiaries provided various services and materials to the Company's Wisconsin LECs.  There is no assurance that these reviews (or any other future review in these or other states) will not lead to future revenue reductions or customer refunds.  Moreover, in light of the movement away from traditional rate of return regulation, no assurance can be given that the Company's LECs will continue to earn the same rate of return that they achieved in recent years.

       FCC Regulation.  The FCC regulates the interstate services provided by the Company's telephone subsidiaries primarily by regulating the interstate access charges that are billed to interexchange carriers and other LEC customers by the Company for use of its local network in connection with the origination and termination of interstate telephone calls.  Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including regulations regarding the use of radio frequencies; a uniform system of accounts; and rules regarding the separation of costs between jurisdictions and, ultimately, between services.



       Effective January 1, 1991 the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies

    ("RBOCs") and GTE.  An annual opportunity to elect price-cap regulation is available for other LECs.  Under price-cap regulation, limits imposed on a company's interstate rates will be adjusted periodically to reflect inflation, productivity improvement and changes in certain non-

    controllable costs.  In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation.  A LEC electing the optional incentive regulatory plan would, among other things,

    file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements.  The Company has not elected price-cap regulation or the incentive regulatory plan, but will continue to evaluate its options on a periodic basis.  Consequently,

    the Company's telephone subsidiaries' authorized interstate access rate of return is 11.25%, which is the authorized rate established by the FCC for

    LECs not governed by price-cap regulation or the optional incentive regulatory plan.



       High-Cost Support Funds, Revenue Pools and Related Matters.  A

    significant number of the Company's telephone subsidiaries recover a portion of their costs under federal and state cost recovery mechanisms that traditionally have allowed LECs serving small communities and rural areas to provide access to telecommunications services reasonably comparable to those available in urban areas and at reasonably comparable prices.



       The FCC and certain state regulatory commissions have recently explored or implemented initiatives to reduce, or at least review, the funding of certain of these cost recovery mechanisms.  In 1993 the eight-year phase-

    in of the FCC's Universal Service Fund ("USF") was completed.  In December

    1993 the FCC adopted interim provisions which place certain limitations,

    including a cap, on the USF growth rate during 1994 and 1995.  The Company anticipates that revenues from the USF under these interim provisions will continue to increase in the near term, but at a lesser percentage rate than that associated with recent prior periods.  Since adopting these interim measures, the FCC has instituted proceedings to study the effectiveness of its high-cost assistance programs.  In addition, certain bills recently considered by Congress (which are further discussed below)

    have sought review of federal high-cost assistance programs.  Accordingly,

    there is no assurance that cost recovery through these programs will remain at current levels.

       Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified.  There can be no assurance that these states will continue to provide for cost recovery at current levels.



       As the customer bases of the Company's LECs grow, the revenues determined under the FCC's cost separation studies may decrease as a result of such growth.  Under a graduated scale used in such studies, LECs serving between 50,000 and 20,000 customers, between 20,000 and 10,000 customers, and less than 10,000 customers receive increasingly higher weightings which result in higher interstate access revenues.



       Most of the Company's LECs concur with the common line and traffic sensitive tariffs filed by NECA and participate in the access revenue pools administered by NECA for interstate services.  All of the long distance and intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements.  See "-Services."



       Certain long distance carriers continue to request that certain of the

    Company's LECs reduce intrastate access tariffed rates.  In March 1994 a major long distance carrier filed a petition with the LPSC requesting that the LPSC investigate and lower the rates for intrastate access charges billed to long distance carriers by certain LECs, including the Company's

    LECs that operate in Louisiana.  There is no assurance that these requests will not result in decreased intrastate access revenues.



       Developments Affecting Competition.  The communications industry is currently undergoing fundamental changes which may have a significant impact on the future operations and financial performance of telecommunications companies.  Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in certain sectors of the telephone industry,

    including interstate and intrastate toll, special and switched access services, pay phones, customer premise equipment and, most recently, local service.  As a result, the number of companies offering competitive services has increased.  As discussed below, far-reaching federal legislation is currently being considered which could pre-empt current initiatives of the FCC, state legislatures and state regulatory commissions to promote competition, all of which are likely to continue if federal legislation is delayed or defeated.



       In 1994 the United States House of Representatives passed two telecommunications bills that proposed to substantially alter the regulatory framework of the telecommunications industry by, among other things, promoting local exchange competition and removing certain barriers of entry to several lines of telecommunications businesses.  No companion bill passed in the United States Senate.  Legislation is expected to be considered in 1995 that may promote competition and deregulation to a greater degree than the bills that passed the House in 1994.  Draft bills currently pending before the Senate would, among other things, (i)

    obligate LECs, upon request, to negotiate interconnection agreements permitting competitors to use the LECs' facilities, (ii) authorize a joint board to study and make recommendations regarding federal universal service
    systems, (iii) mandate states to remove all regulations that prohibit any entity from providing telecommunications services and to eliminate any rate-of-return regulations relating to common carriers in markets where the FCC determines that local networks are open and competitive, (iv) permit common carriers to provide video programming in their existing markets, and (v) remove, under certain circumstances,

    restrictions that prevent the RBOCs from providing long distance and other services.  There is no assurance that any such bills will be enacted, or that the terms of any legislation ultimately enacted will not differ materially from those outlined above.  While it is currently impossible to assess the ultimate effect of these and related initiatives, there can be no assurance that they will not materially affect the Company's operations.



       Certain states have taken legislative and/or regulatory steps to introduce competition into the local exchange business.  Since January 1,

    1995, customers in one upstate New York market have been permitted to choose their local telephone service provider pursuant to a plan approved in late 1994 by the New York Public Service Commission.  Cable companies are also providing, or preparing to provide, telephone service in a limited number of other markets under plans approved by state regulators.

    In 1994 Wisconsin, a state in which the Company operates, enacted legislation which, among other things, requires the PSCW to authorize cable television operators to provide local exchange service in larger markets, including one of the Company's markets.  Although no cable television operator has requested authorization to provide local exchange service in the Company's market, the Company anticipates that such a request will be forthcoming.  The Company anticipates that an increasing number of states will, to some degree, allow local service competition with LECs.  Largely as a result of these trends towards liberalized regulation, several well-established interexchange carriers and cable television companies have accelerated their development of networks and facilities designed to provide local exchange services, principally in larger cities.



       In 1992 the FCC took a step toward introducing competition in the local exchange access business by ordering that competitive access providers,

    interexchange carriers and others have the right to directly interconnect facilities to the central offices of certain larger (Tier One) telephone companies (which do not include the Company's LECs) for the provision of interstate special transport access services.  Although this 1992 order was overturned by a federal appellate court in mid-1994, the FCC has requested Tier One LECs to file tariffs for a less intrusive form of co-

    location.  Effective February 1994, the FCC ordered Tier One LECs to allow competing carriers to interconnect to their local exchange networks for the purpose of providing switched access transport services.  The intent of these orders and other related FCC decisions is to allow interstate access competition with LECs and provide LECs with limited pricing flexibility to enable LECs to better respond to the resulting competition.

    Principally as a result of these and other regulatory actions, competition from competitive access providers and others has increased and is expected to continue to increase.  Competitive access providers, which originally were formed in the 1980's to provide redundancy services, now provide access competition with LECs in most larger urban areas, principally by targeting large business customers.  One competitive access provider has been granted co-carrier status to provide local telephone service in New

    York City, and similar requests are expected to be made in other states.

    Although there has
    been activity by competitive access providers in certain of the

    Company's operating areas, such activity has thus far not

    significantly affected the Company.  The Company expects to increasingly face competition from competitive access providers in its operating areas located near larger urban areas and may face similar competition in its other operating areas.



       In addition to receiving services directly from competitive access providers, interexchange carriers and other users of toll service may seek other means to bypass LECs' switching services and local distribution facilities, particularly if services are not strategically priced.  There are several ways which users of toll service may bypass the Company's switching services.  First, users may construct, modify or lease facilities to transmit their traffic directly to an interexchange carrier.

    Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network.

    Second, certain interexchange carriers provide services which allow users to divert their traffic from LECs' usage-sensitive services to their flat-

    rate services.  Third, users may choose to use mobile communications services to bypass LECs' switching services.  Within the past two years,

    each of the three largest interexchange carriers in the United States has acquired or sought to acquire interests in mobile communications companies, presumably in part to obtain bypass capabilities.  Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the impact of such loss on revenues has not been significant.  The Company and the LEC industry are seeking to address bypass principally by adopting flexible pricing of access services where appropriate and to the extent permitted by regulatory agencies.  No assurance can be given as to the ultimate outcome of these efforts.



       Currently, cellular communications services complement traditional LEC services.  However, as the mobile communications industry matures, the

    Company anticipates that existing and emerging mobile communications technologies will increasingly compete with traditional LEC services.

    Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.  For further information on certain of these developments, see "Mobile Communications

    Operations - Regulation and Competition."



       In connection with the well-publicized convergence of

    telecommunications, cable, video, computer and entertainment businesses,

    several large companies have announced plans to offer products that would significantly enhance current communications and data transmission services and, in some instances, introduce new two-way video, entertainment, data,

    consumer and other multimedia services.  In particular, several large cable television companies have announced plans that, if successfully implemented, could provide significant competition with LECs' traditional services.  Other companies with wireline experience (including electric utilities) are expected to explore opportunities in this market, along with wireless companies and other emerging technology companies.  Although the development of new multimedia services is expected to initially have a greater effect on larger urban areas, no assurance can be given as to how the offering of these products or
    services by others will affect the Company.  For information on the effects of these developments on the Company's cellular operations,

    see "Mobile Communications Operations - Regulation and Competition."



       To the extent that the telephone industry is increasingly opened to competition by federal or state initiatives, the size and resources of each respective competitor may increasingly influence its prospects.  Many companies currently providing or planning to provide competitive telecommunication services have greater assets and resources than the

    Company, and several are not subject to the same regulatory constraints as the Company.  Moreover, several of these companies have formed joint ventures or alliances to better prepare themselves for competition.



       The Company anticipates that the traditional operations of LECs will be increasingly impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of cable television companies,

    interexchange carriers, competitive access providers and others to provide competitive LEC services.  The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial test markets (which are expected to be large urban areas) and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.  Although competition relating to services traditionally provided solely by LECs is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates, there is no assurance that these developments will not have an adverse effect on the Company in the future.



                         MOBILE COMMUNICATIONS OPERATIONS



       According to data derived from published sources, at December 31, 1994 the Company was the seventeenth largest cellular telephone company in the

    United States based on the Company's owned pops.  The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers.  Rather, this term is frequently used as a basis for comparing the size of cellular system operators.  At December 31, 1994,

    the Company owned approximately 7.1 million pops (which includes approximately 300,000 pops the Company either sold during the first quarter of 1995 or which are subject to sale pursuant to definitive agreements), of which approximately 5.4 million (76%) were applicable to

    MSAs and approximately 1.7 million (24%) were RSA pops.



    Cellular Industry



       The cellular telephone industry has been in existence for just over ten years in the United States.  Although the industry is relatively new, it has grown significantly during this period.  According to the Cellular

    Telecommunications Industry Association, in February 1995 there were estimated to be over 25 million cellular customers across the United States. Cellular service is now available in substantially all areas of the United States.



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



       In a cellular telephone system, the licensed service area is subdivided into geographic areas, or cells.  Each cell has its own transmitter and receiver that communicates by radio signal with cellular telephones located within the cell.  Each cell is connected by a telephone circuit or microwave to a Mobile Switching Center ("MSC"), which in turn is connected to the worldwide telephone network.



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



       Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis.  Technological developments involving the application of digital radio technology may offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and otherwise making such systems more efficient, more accessible, more private and eventually less expensive.

    Providers of certain services competitive with cellular are currently incorporating digital technology into their operations, and are expected to continue to do so in the future.  See "-Regulation and Competition-

    Developments Affecting Mobile Communications Competition."

       In recent years certain cellular carriers have begun to install digital cellular voice transmission facilities in certain larger markets.  During

    1993 and 1994 the Company upgraded certain portions of its cellular systems to be capable of providing digital service in the future; the Company currently plans to implement digital service in certain markets during 1995 using the TDMA digital standard.  The Company will continue to monitor the development and implementation of this technology to determine when it will become beneficial for the Company to install digital voice transmission facilities in other markets.  See "-Regulation and Competition-Developments

    Affecting Mobile Communications Competition."



    Strategy



       The Company's business development strategy for its cellular telephone operations is to secure operating control of service areas that are geographically clustered.  Clustered cellular systems aid the Company's marketing efforts and provide various operating and service advantages.

    Approximately 53% of the Company's pops in markets operated by the Company are in a single, contiguous cluster of eight MSAs and six RSAs in Michigan;

    another 21% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas.  See "-The

    Company's Cellular Interests."



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

    Company's Michigan cellular properties include a significant portion of the interstate highway corridor between Chicago and Detroit; its Louisiana properties include an east-west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area;

    and its Mississippi properties include two east-west interstate highways,

    one of which intersects with a north-south interstate highway in Jackson,

    Mississippi.



    Marketing



           The Company coordinates the marketing strategy for each cellular system which it operates.  The Company's cellular sales force consists of approximately 250 independent agents, which generate a significant majority of the Company's new subscribers, and approximately 120 sales employees.

    Each sales employee and independent agent solicits cellular customers exclusively for the Company.  Company sales employees are compensated by salary and commission and independent sales agents are paid commissions.

    The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

       During 1994 AT&T completed its acquisition of McCaw, the largest cellular provider in the United States.  Subject to certain regulatory limitations, it is anticipated that AT&T will market McCaw's service under the AT&T brand name.  During 1994 several other large cellular providers formed joint ventures to pool their cellular operating and marketing resources.



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



       Cellular customers come from a wide range of occupations.  They typically include a large proportion of individuals who work outside of their office, such as employees in the construction, real estate, wholesale and retail distribution businesses, and professionals.  More customers are selecting portable and other transportable cellular telephones as these units become more compact and fully featured, as well as more attractively priced.  It is anticipated that average revenue per customer will continue to decline as additional non-commercial customers who generate fewer local minutes of use are added as subscribers and as competitive pressures intensify and place downward pressure on rates.  See "-Regulation and

    Competition."



       Most cellular systems allow a customer to place or receive a call in a cellular service area away from the customer's home market area.  The

    Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all systems in the United States; such agreements offer the Company's customers the opportunity to roam in these systems.  These reciprocal agreements automatically pre-register the customers of the Company's system in the other carriers' systems.  Also, a customer of a participating non-Company system traveling in a market operated by the Company where this arrangement is in effect is able to automatically make calls on the Company's system.  The charge to a non-

    Company customer for this service is typically at premium rates, and is billed by the Company to the customer's home system, which then bills the customer.  Occasionally, the Company will enter into reciprocal agreements with other cellular carriers to settle roaming usage at a rate different from such premium rates.  In some instances, based on competitive factors,

    the Company may charge a lower amount to its customers than the amount actually charged by another cellular
    carrier for roaming.  The Company anticipates that competitive factors and industry consolidation may place downward pressures on charging premium roaming rates.  For additional information on roaming revenue,

    see "-Strategy."



       The Company is a founding partner and participant in a national alliance of certain leading wireline cellular operating companies which plans to design, develop and implement a virtual national cellular network under the name MobiLink.  This cellular alliance intends to offer, among other things, a customer satisfaction guarantee and certain quality standards.



       During 1993 and 1994, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to increased holiday season sales.  According to the Cellular Telecommunications

    Industry Association, industry-wide cellular sales have been seasonally strong in the fourth calendar quarter for the past several years.



       The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                               Year Ended or At December 31,
                                            ----------------------------------
                                               1994         1993        1992
                                               ----         ----        ----

    Majority-owned and operated MSA and
         RSA systems (Note 1):
       Cellular systems operated                   31           26          25
       Total population of systems
         operated (Note 2)                  6,359,699    5,015,463   4,813,985
       Customers (Note 3):
          At beginning of period               116,484      73,084      51,083
          Additions                            110,636      62,564      32,622
          Net acquisitions/dispositions         30,743           -       3,091
          Disconnects                           46,153      19,164      13,712
          At end of period                     211,710     116,484      73,084
       Market penetration at end of
         period (Note 4)                         3.33%       2.32%       1.52%
       Construction expenditures
         (in thousands)                     $   39,937  $   56,070   $  10,806

    All operated MSA and RSA systems
         (Note 5):
       Cellular systems operated                    36          31          31
       Total population of systems
         operated (Note 2)                   7,445,571   6,084,794   5,997,360
       Customers at end of period (Note 6)     227,140     124,908      77,106
       Market penetration at end of
         period (Note 4)                         3.05%       2.05%       1.29%
- -------------------------
    Notes:

         1. Represents the number of systems in which the Company owned at least a 50% interest and which it operated. The revenues and expenses of these cellular markets are included in the Company's consolidated operating revenues and operating expenses.
         2. Based on independent third-party population estimates for each respective year.
         3. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 1.
         4. Computed by dividing the number of customers at the end of the period by the total population of systems operated.
         5. Represents the total number of systems that the Company operated, including systems in which it does not own a majority interest.
         6. Represents the approximate number of revenue-generating cellular telephones served in all systems that the Company operated, including systems in which it does not own a majority interest.

    The Company's Cellular Interests



          The Company obtained the right to provide cellular service through

    (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses.  The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December

    31, 1994:

                                                         The         Other
                                   1994                Company's    cellular
                                population  Ownership   pops at     operator
                                 (Note 1)  percentage Dec. 31,1994  (Note 2)
    ==========================================================================
    Majority-owned and operated MSAs
    --------------------------------
    Grand Rapids, MI               728,032    97.92%    712,889      AirTouch
    Lansing, MI                    502,701    99.00     497,674      AirTouch
    Saginaw, MI                    402,884    91.70     369,445      AirTouch
    Kalamazoo, MI                  299,643    97.92     293,410      Centennial
    Battle Creek, MI               192,294    77.94     149,867      Centennial
    Muskegon, MI                   187,205    97.92     183,311      AirTouch
    Benton Harbor, MI              161,613    97.92     158,251      Masters
    Cellular
    Jackson, MI                    152,918    99.00     151,389      Centennial
    Shreveport, LA                 368,504    62.00     228,472      McCaw/AT&T
    Alexandria, LA                 150,324   100.00     150,324      Centennial
    Monroe, LA                     146,068    62.00      90,562      McCaw/AT&T
    Jackson, MS  (Note 4)          412,535    87.06     359,156      MCTA
    Biloxi-Gulfport, MS  (Note 4)  217,830    91.23     198,722      Cellular South
    Pascagoula, MS  (Note 4)       123,071    83.84     103,187      Cellular South
    LaCrosse, WI                    99,173    95.00      94,214      U. S. Cellular
    Pine Bluff, AR                  85,251   100.00      85,251      McCaw/AT&T
    McAllen-Edinburg-Mission, TX
     (Note 4)                      431,348    67.28     290,228      SBC
    Brownsville-Harlingen, TX
     (Note 4)                      286,245    77.81     222,738      SBC
    Texarkana, AR/TX               137,052    89.00     121,976      McCaw/AT&T
    -----------------------------------------------------------
                                 5,084,691            4,461,066
    -----------------------------------------------------------

    Minority-owned MSAs
    -------------------
    Flint, MI                      504,649     3.04%     15,341      Note 3
    Detroit, MI                  4,607,060     3.04     140,055      Note 3
    Appleton/Oshkosh/Neenah, WI    468,255    10.83      50,712      Note 3
    Duluth, MN/WI  (Note 5)        243,518    16.33      39,766      Note 3
    Owensboro, KY  (Note 5)         89,993     5.73       5,157      Note 3
    Little Rock, AR                535,862    36.00     192,910      Note 3
    Evansville, IN (Note 5)        318,396     5.73      18,244      Note 3
    Lafayette, LA                  254,249    49.00     124,582      Note 3
    Austin, TX                     874,277    35.00     305,997      Note 3
    -----------------------------------------------------------
                                 7,896,259              892,764
    -----------------------------------------------------------
         Total MSAs             12,980,950            5,353,830
    -----------------------------------------------------------


    Operated RSAs
    -------------
    Arizona 3 (Note 5)             147,449    58.70%      86,546     Sprint Cellular
    Arkansas 2                      79,030    82.00       64,805     McCaw/AT&T
    Arkansas 3                     103,547    82.00       84,909     McCaw/AT&T
    Arkansas 11                     67,626    89.00       60,187     McCaw/AT&T
    Arkansas 12                    188,823    80.00      151,058     McCaw/AT&T
    Louisiana 1                    112,305    62.00       69,629     McCaw/AT&T
    Louisiana 2                    112,573    62.00       69,795     Centennial
    Louisiana 3 (B2)                92,574    62.00       57,396     Centennial
    Louisiana 4                     70,825   100.00       70,825     Centennial
    Michigan 3                     154,657    38.76       59,949     Unitel
    Michigan 5                     151,220    38.76       58,617     Unitel
    Michigan 6                     144,382    98.00      141,494     Centennial
    Michigan 7                     237,052    41.78       99,052     Centennial
    Michigan 8                      96,650    97.92       94,640     Allegan Cellular
    Michigan 9                     291,024    43.38      126,246     Centennial
    New Mexico 1 (Note 5)          251,919    22.22       55,982     Sprint Cellular
    Texas 7 (B6)                    59,224    89.00       52,709     McCaw/AT&T
    ------------------------------------------------------------
                                 2,360,880             1,403,839
    ------------------------------------------------------------

    Non-operated RSAs
    -----------------
    Arizona 2 (Note 5)             230,120    21.30%      49,007      Note 3
    Colorado 6 (Note 5)             68,119    25.00       17,030      Note 3
    Colorado 7 ( Note 5)            45,689    20.00        9,138      Note 3
    Iowa 13 (Note 5)                66,706    10.00        6,671      Note 3
    Michigan 10                    133,511    26.00       34,713      Note 3
    Minnesota 11                   204,128    13.01       26,553      Note 3
    New Mexico 3 (Note 5)           78,980    25.00       19,745      Note 3
    New Mexico 4W                  126,918    35.71       45,328      Note 3
    Texas 16                       316,704     9.60       30,404      Note 3
    Wisconsin 1                    106,435     8.44        8,985      Note 3
    Wisconsin 2                     84,254    12.81       10,793      Note 3
    Wisconsin 3                    136,443    14.29       19,492      Note 3
    Wisconsin 6                    115,218    28.57       32,919      Note 3
    Wisconsin 10                   127,102    15.00       19,065      Note 3
    ------------------------------------------------------------
                                 1,840,327               329,843
    ------------------------------------------------------------
        Total RSAs               4,201,207             1,733,682
    ------------------------------------------------------------
                                17,182,157             7,087,512
    ============================================================
    Notes:

       1. Based on 1994 independent third-party population estimates.

       2. Information provided to the best of the Company's knowledge.

       3. Markets not operated by the Company.

       4. Represents a non-wireline interest.

       5. Either sold during the first quarter of 1995 or are subject to sale pursuant to a definitive agreement.

                                   18

       The preceding table does not include approximately 20,000 pops which the Company acquired in January 1995 upon acquisition of a one-half of one percent interest in the licensed operator of the Dallas, Texas MSA wireline cellular system.


    Revenue


       The following table reflects the major revenue categories for the

    Company's mobile communications operations as a percentage of mobile communications operating revenues in 1994, 1993 and 1992.

                                             1994         1993        1992
                                             ------------------------------
    Cellular access fees, toll revenues

       and equipment sales                    82.0%       80.5        78.6

    Cellular roaming                          16.1        14.5        14.3

    Paging services  (Note 1)                  1.9         5.0         7.1
                                             ------------------------------
                                             100.0%      100.0       100.0
                                             ==============================

    Note 1:  The Company's paging operations were sold in October 1994.



       For further information on these revenue categories, see "-Services,

    Customers and System Usage."



    Regulation And Competition



           As discussed further below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction,

    operation, interconnection arrangements, sale and acquisition of cellular telephone systems.



           Cellular Licensing Process.  During the 1980's and early 1990's, the

    FCC awarded two licenses to provide cellular service in each market.  Each licensee is required to provide service to a designated portion of the area or population in its licensed area as a condition to maintaining that license.  Initially, one license was reserved for companies offering local telephone service in the market (the wireline carrier) and one license was available for firms unaffiliated with the local telephone company (the non-

    wireline carrier).  Since mid-1986, the FCC has permitted telephone companies or their affiliates to acquire control of non-wireline licenses in markets in which they do not hold interests in the wireline license.



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

    FCC's regulations.  The licenses for the MSA markets operated by the

    Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991.  The Company intends to file renewal applications for its licenses which will otherwise expire in 1995.



       Five years after initial operating licenses are granted, unserved areas within markets previously granted to licensees may be applied for by any qualified party.  The FCC has rules that govern the procedures for filing and granting such applications and has established requirements for constructing and operating systems in such areas.  The Company has not lost, and does not expect to lose, any significant market areas as a result of not providing service to such areas.  In addition to regulation by the

    FCC, cellular systems are subject to certain Federal Aviation

    Administration tower height regulations respecting the siting and construction of cellular transmitter towers and antennas.



       Cellular operators are also subject to state and local regulation in some instances.  Although the FCC has pre-empted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure, certain states require cellular operators to be certified.  In addition, some state authorities regulate certain aspects of a cellular operator's business, including certain aspects of pricing, the resale of long distance service to its customers, the technical arrangements and charges for interconnection with the landline network, and the transfer of interests in cellular systems.  The LPSC has petitioned the FCC for continued regulation of cellular operators; the FCC is expected to rule on the petition in the second quarter of 1995.  The siting and construction of the cellular facilities may also be subject to state or local zoning, land use and other local regulations.



         Competition between cellular providers in each market is conducted principally on the basis of services and enhancements offered, the technical quality and coverage of the system, quality and responsiveness of customer service, and price.  Competition may be intense.  For a listing of the Company's competitors in cellular markets operated by the Company, see

    "- The Company's Cellular Interests."  Under applicable law, the Company is required to permit the reselling of its services.  In certain larger markets and in certain market segments, competition from resellers may be significant.  There is also substantial competition for agents.  Some of the Company's competitors have greater assets and resources than the

    Company.

         Developments Affecting Mobile Communications Competition.  Continued

    and rapid technological advances in the communications field, coupled with legislative and regulatory uncertainty, make it impossible to (i) predict the extent of future competition to cellular systems,  (ii) determine which emerging technologies pose the most viable alternatives to the Company's cellular operations, or (iii) list each development that may ultimately impact the Company's cellular operations.  No assurance can be given that current or future technological advances, or legislative or regulatory changes, will not impact the Company's cellular operations.



       Several recent FCC initiatives have resulted in the allocation of additional radio spectrum or the issuance of experimental licenses for emerging mobile communications technologies that will or may be competitive with the Company's cellular and telephone operations, including personal communication services ("PCS").  Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to

    1990 MHz radio frequency band using microcells and high-capacity digital technology.  When offered commercially, PCS technology currently under development may permit PCS operators to offer wireless data, image and multimedia services.  The extent to which PCS will offer services that are complementary or competitive with cellular services is uncertain, and is expected to be influenced by continuing developments in PCS and cellular technologies and by FCC regulation.



       The FCC has adopted rules to auction up to six PCS licenses per market.

    Under these rules, two 30 MHz frequency blocks will be awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30 MHz and three 10 MHz frequency blocks will be awarded for each of the 493 Rand

    McNally Basic Trading Areas ("BTAs").  Subject to certain exceptions, the

    Company will be permitted to freely pursue PCS licenses outside its cellular markets, but will be limited to acquiring only one 10 MHz block in licensed areas where it controls more than a 20% interest in a cellular licensee and serves more than 10% of the population within the PCS licensed area.  The Company did not participate in the FCC's auction of the MTA licenses.  If attractive opportunities arise, the Company may participate in the FCC's auctions of BTA licenses to be held in 1995.  PCS service may be commercially available in certain areas as early as 1996.



       In addition to PCS, users and potential users of cellular systems may find their communication needs satisfied by other current and developing technologies, several of which may enjoy potential operational and service advantages through their use of digital technology.  The FCC has recently authorized the licensees of certain specialized mobile radio service

    ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems so as to operate in a manner similar to cellular systems.  The Company believes that SMR systems are operating in a majority of its cellular markets.  Certain well-

    established SMR providers have announced their intention to create a nationwide digital mobile communications system to compete with cellular systems.  Other similar communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to communicate with the caller.

    Other two-way mobile services may also be competitive with the Company's services.  For example, the second generation of cordless telephone technology ("CT-2") will permit the application of this technology to a public environment.  During 1994 the FCC auctioned additional spectrum suitable for two-way paging and other wireless data services, which is expected to lead to increased development of these services.



       The FCC has taken various actions to authorize mobile satellite systems in which transmissions from mobile units to satellites would supplement or replace transmissions to land-based stations.  Such satellite-based systems are being studied and designed, including international systems, and no assurance can be given that such systems will not ultimately be successful in supplementing or replacing cellular systems which communicate directly to land-based stations.



       As described further under "Telephone Operations - Regulation and

    Competition," in connection with the well-publicized convergence of telecommunications, cable, video, computer and entertainment businesses,

    several large companies have recently announced plans to offer products that would significantly enhance current communications and data transmissions services and, in some instances, introduce new services.

    Although much of the resulting competition is expected to center on wireline services, it is anticipated that these developments may also increase competition in the mobile communications industry.  Several companies are currently developing and marketing small hand-held devices that provide digital wireless data transmission services that compete with similar analog services currently being provided by cellular companies.



       As discussed further under "Telephone Operations - Regulation and

    Competition," recently several bills have been filed in the U.S. Congress that have the potential to significantly alter the telecommunications industry, including bills that focus on the mobile communications industry.



       Recently, several large cellular providers have merged with other companies or formed joint ventures.  The resulting entities will have substantially greater assets and resources than the Company.  These joint ventures and others have also pooled their resources to bid on PCS licenses.  For more information, see "-Marketing."



       Although it is uncertain how PCS, SMR, CT-2, mobile satellites and other emerging technologies will ultimately affect the Company, they are not anticipated to be significant sources of competition in the Company's markets in the near term.  Moreover, management believes that equipping its current cellular networks with digital enhancements and applying new microcellular technologies should permit its cellular systems to provide services comparable with the emerging technologies described above,

    although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

    Certain Considerations Regarding Cellular Telephone Operations



        The cellular industry has a relatively limited operating history and there continues to be uncertainty regarding its future.  Among other factors, there is uncertainty regarding (i) the continued growth in the number of customers, (ii) the usage and pricing of cellular services,

    particularly as market penetration increases and lower-usage customers subscribe for service, (iii) the number of customers who will terminate service each month, and (iv) the impact of changes in technology,

    regulation and competition, any of which could have a material adverse effect on the Company.  See "- Regulation and Competition."



       The market value of cellular interests is frequently determined on the basis of the number of pops owned by a cellular provider.  The population of a particular cellular market, however, does not necessarily bear a direct relationship to the number of subscribers or the revenues that may be realized from the operation of the related cellular system.  The future market value of the Company's cellular interests will depend on, among other things, the success of its cellular operations.



                                      OTHER



         The Company has certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 1994 have not been material and the Company currently has no reason to believe that such costs will become material.



         For additional information concerning the business and properties of the Company, see notes 2, 3, 13, 16 and 17 of Notes to Consolidated

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

    December 31, 1994, the Company's gross property, plant and equipment of approximately $1.3 billion consisted of the following:


    Telephone:

         Cable and wire....................................   44.1%
         Central office equipment..........................   23.7
         General support...................................    7.0
         Information origination/termination equipment.....    1.6
         Construction in progress..........................    5.1
         Other.............................................     .4
                                                             ------
                                                              81.9
    Mobile Communications ................................    11.6
    Other.................................................     6.5
                                                             ------
                                                             100.0%
                                                             ======

         "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops.  "Central office equipment"

    consists primarily of switching equipment, circuit equipment and related facilities.  "General support" consists primarily of land, buildings,

    tools, furnishings, fixtures, motor vehicles and work equipment.

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



    Item 3.  Legal Proceedings.



       From time to time, the Company is involved in litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.  Currently, there are no material legal proceedings.



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

                                       Sale prices
                                       -----------       Dividend per
                                     High        Low     common share
                                     ----        ---     ------------
    1993:
         First quarter           $  33-3/8      26          .0775
         Second quarter          $  33-1/8      28          .0775
         Third quarter           $  31-5/8      27-1/8      .0775
         Fourth quarter          $  30-3/8      23-1/4      .0775

    1994:
         First quarter           $  27-7/8      21-7/8      .08
         Second quarter          $  27-5/8      22-5/8      .08
         Third quarter           $  30-1/2      25          .08
         Fourth quarter          $  32-1/4      27-1/2      .08

         Common stock dividends during 1993 and 1994 were paid each quarter.

    As of February 28, 1995, there were approximately 7,000 stockholders of record of Century's common stock.



    Item 6.  Selected Financial Data.



         The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended

    December 31, 1994:



         Selected Income Statement Data

                                                 Year ended December 31,
                                 --------------------------------------------------
                                   1994       1993      1992       1991       1990
                                 --------------------------------------------------
                                         (Dollars, except per share amounts,
                                          and shares expressed in thousands)
    Operating revenues
        Telephone               $ 389,438    348,485   297,510    235,796    215,771
        Mobile Communications     150,802     84,712    62,092     46,731     34,594
                                ----------------------------------------------------

    Total operating revenues    $ 540,240    433,197   359,602    282,527    250,365
                                ====================================================


    Operating income (loss)
        Telephone               $ 137,992    114,902   103,672     80,039     70,654
        Mobile Communications      31,443      9,906     5,956    (4,952)     (9,553)
                                ----------------------------------------------------

    Net operating income        $ 169,435    124,808   109,628     75,087     61,101
                                ====================================================


    Income before cumulative
      effect of changes in
      accounting principles     $ 100,238     69,004    59,973     37,419     31,098
    Cumulative effect of changes
      in accounting principles          -          -   (15,668)         -          -
                                ---------------------------------------------------

    Net income                  $ 100,238     69,004    44,305     37,419     31,098
                                ====================================================



    Fully diluted earnings per
      share before cumulative
      effect of changes in
      accounting principles     $    1.80       1.32      1.22        .79        .66

    Cumulative effect of changes
      in accounting principles          -          -      (.31)         -          -
                                ----------------------------------------------------
    Fully diluted earnings
      per share                 $    1.80       1.32       .91        .79        .66
                                ====================================================

    Dividends per common share  $    .320       .310      .293       .287        .280
                                =====================================================
    Average fully diluted
      shares outstanding           58,135     55,892    48,653     47,432      46,944
                                =====================================================

         Selected Balance Sheet Data

                                                     December 31,

                                  1994        1993       1992       1991        1990
                               -----------------------------------------------------
                                                (Dollars in thousands)
                               -----------------------------------------------------
    Net property, plant and
      equipment              $  947,131     827,776    675,878    534,998     490,957
    Excess cost of net assets
      acquired, net          $  441,436     297,158    217,688    114,258     110,013
    Total assets             $1,643,253   1,319,390  1,040,487    764,539     706,411
    Long-term debt           $  518,603     364,433    346,944    205,453     230,715
    Stockholders' equity     $  650,236     513,768    385,449    319,977     280,915

            The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended


    December 31, 1994:


                                                 Year ended December 31,
                                 ----------------------------------------------------
                                   1994        1993       1992        1991       1990
                                 ----------------------------------------------------
    Telephone access lines       454,963     434,691    397,300     314,819    304,915
    Cellular units in service
       in majority-owned
       markets                   211,710     116,484     73,084      51,083     35,815

       See Items 1 and 2 in Part I and notes 1, 9, 16 and 20 of Notes to

    Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

    Item 7.  Management's Discussion and Analysis of Financial Condition and

             Results of Operations



                              RESULTS OF OPERATIONS


    OVERVIEW

       The 1994 net income of Century Telephone Enterprises, Inc. and subsidiaries (the "Company") increased 45.3% to $100.2 million from

    $69.0 million during 1993.  Income before the cumulative effect of changes in accounting principles during 1992 was $60.0 million.


       Fully diluted earnings per share for 1994 increased 36.4% to $1.80 from

    $1.32 during 1993.  Fully diluted earnings per share in 1992 before the cumulative effect of changes in accounting principles was $1.22.  The average number of fully diluted shares outstanding increased 4.0% and 5.8%

    in 1994 and 1993, respectively, as a result of shares issued in connection with acquisitions and the Company's dividend reinvestment, incentive and benefit plans.


       The Company is a regional diversified telecommunications company that is primarily engaged in providing traditional telephone services and cellular mobile telephone services.  The Company's 1994 operating income was $169.4 million, an increase of $44.6 million (35.8%) over 1993 operating income of $124.8 million.  During 1994 the operating income of the Company's telephone segment and its mobile communications segment increased $23.1 million (20.1%) and $21.5 million (217.4%), respectively,

    compared to 1993. The Company's operating income during 1992 was $109.6 million.


    Year ended December 31,                    1994         1993         1992
    ==========================================================================
                                                    (Dollars in thousands,
                                                  except per share amounts)
    Operating income
       Telephone                           $   137,992     114,902     103,672
       Mobile Communications                    31,443       9,906       5,956
    --------------------------------------------------------------------------
                                               169,435     124,808     109,628
    Interest expense                           (42,577)    (30,149)    (27,166)
    Income from unconsolidated
      cellular entities                         15,698       6,626       1,692
    Gain on sales of assets                     15,877       1,661       3,985
    Other income and expense                     3,105       3,310       4,433
    Income tax expense                         (61,300)    (37,252)    (32,599)
    --------------------------------------------------------------------------
    Income before cumulative effect of
       changes in accounting principles        100,238      69,004      59,973
    Cumulative effect of changes in
       accounting principles                         -           -     (15,668)
    --------------------------------------------------------------------------
    Net income                              $  100,238      69,004      44,305
    ==========================================================================
    Fully diluted earnings per share:
       Before cumulative effect of changes
           in accounting principles         $     1.80        1.32        1.22
       Cumulative effect of changes in
           accounting principles                     -           -        (.31)
    --------------------------------------------------------------------------
    Fully diluted earnings per share        $     1.80        1.32         .91
    ==========================================================================


       The operating income of the telephone segment includes the operations,

    subsequent to each respective acquisition, of Century Telephone of Ohio,

    Inc. ("Ohio"), acquired in April 1992, and Century Telephone of San

    Marcos, Inc. ("San Marcos"), acquired in April 1993.  See Note 16 of Notes to Consolidated Financial Statements for additional information applicable to these acquisitions.


       The Company's mobile communications operations reflect the operations of the cellular entities in which the Company has a majority interest.

    The minority interest owners' share of the income or loss of such entities is reflected as an expense in "Other income and expense."  The operating income of the mobile communications segment includes (i) the operations of the Alexandria, Louisiana Metropolitan Statistical Area ("MSA") cellular system ("Alexandria") subsequent to its acquisition in December 1992, (ii)

    the operations of Celutel, Inc. ("Celutel") subsequent to its acquisition in February 1994, and (iii) the Company's paging operations prior to their sale in October 1994.  See Notes 16 and 17 of Notes to Consolidated

    Financial Statements for additional information.



       According to data derived from published sources, as of December 31,

    1993 the Company had the second highest ratio of owned cellular pops (the population of licensed cellular telephone markets multiplied by the

    Company's proportionate equity interests in the licensed operators thereof) to telephone access lines among the 20 largest telephone companies (based on access lines) in the United States.  Accordingly, the

    Company anticipates that its mobile communications operations will continue to increasingly influence the Company's overall operations as the cellular industry matures.  Contributions to operating revenues and operating income by the Company's telephone and mobile communications operations for each of the three years ended December 31, 1994 were as follows:

                                                 1994        1993        1992
   ==========================================================================
    Operating revenues
       Telephone operations                     72.1%        80.4        82.7
       Mobile Communications operations         27.9%        19.6        17.3

    Operating income
       Telephone operations                     81.4%        92.1        94.6
       Mobile Communications operations         18.6%         7.9         5.4
   ===========================================================================

       The Company's share of earnings or loss from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in "Income from unconsolidated cellular entities."  The Company's share of income from such entities increased to

    $15.7 million in 1994 from $6.6 million in 1993 and $1.7 million in 1992.



       As of January 1, 1992, the Company adopted Statement of Financial

    Accounting Standards No. 106 ("SFAS 106"), "Employers' Accounting for

    Postretirement Benefits Other Than Pensions," and Statement of Financial

    Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes."

    The cumulative effect of the changes in accounting principles related to

    SFAS 106 and SFAS 109 reduced 1992 net income by $14.8 million ($.30 per fully diluted share) and $913,000 ($.01 per fully diluted share),

    respectively.

    TELEPHONE OPERATIONS


    Year ended December 31,                       1994        1993        1992
    ==========================================================================
                                                     (Dollars in thousands)
    Operating revenues
         Local service                       $  100,020       88,704    78,108
         Network access and long distance       243,759      217,055   182,711
         Other                                   45,659       42,726    36,691
    --------------------------------------------------------------------------
                                                389,438      348,485   297,510
    --------------------------------------------------------------------------
    Operating expenses
         Plant operations                        84,117       80,578    66,878
         Customer operations                     35,746       32,225    26,242
         Corporate and other                     58,408       55,605    46,791
         Depreciation and amortization           73,175       65,175    53,927
    --------------------------------------------------------------------------
                                                251,446      233,583   193,838
    --------------------------------------------------------------------------
    Operating income                          $ 137,992      114,902   103,672
    ==========================================================================

       The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states.  Approximately 82% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio and

    Arkansas.



    Local Service Revenues



       Local service revenues are derived from the provision of local exchange telephone services in the Company's franchised service areas.  The $11.3 million increase in such revenues in 1994 included $4.5 million due to the increase in the number of customer access lines, $3.8 million from increased rates for basic services and $1.2 million due to acquisitions.

    Acquisitions contributed $7.5 million to the 1993 increase of $10.6 million; $2.7 million of the increase was due to the increase in access lines.  The remaining increases in 1994 and 1993 were primarily due to the provision of custom calling features.  Internal access line growth during

    1994, 1993 and 1992 was 4.1%, 3.6% and 3.8%, respectively.



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

    Association ("NECA") based on cost separation studies and average schedule settlement agreements.  The NECA receives access charges billed by the

    Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for their use of the local exchange network to complete long distance calls.  These charges to the long distance carriers and other LEC customers are based on tariffed access rates filed with the Federal Communications Commission

    ("FCC")
    by the NECA on behalf of the Company and other participating LECs.  Long distance and intrastate network access revenues are based on access rates,

    cost separation studies or special settlement arrangements with intrastate long distance carriers.



       Network access and long distance revenues increased $26.7 million

    (12.3%) in 1994 and $34.3 million (18.8%) in 1993 due to the following factors:

                                                          1994        1993
                                                        Increase    Increase
                                                       (decrease)  (decrease)
    ========================================================================
                                                       (Dollars in thousands)
    Acquisitions                                       $   5,734       19,737
    Partial recovery of increased operating expenses
      through revenue pools in which the Company
      participates with other telephone companies
      and return on rate base                              8,834        7,326
    Increased recovery from the FCC mandated
      Universal Service Fund ("USF")                       8,815        6,161
    Increased minutes of use                               2,409        3,444
    Revision of prior year revenue settlement
      agreements                                           2,537         (770)
    Other, net                                            (1,625)      (1,554)
    -------------------------------------------------------------------------
                                                       $  26,704       34,344
    =========================================================================

       Other, net in the preceding table reflects reductions of $2.3 million and $1.0 million in 1994 and 1993, respectively, in certain settlements received from a large local exchange operating company by the Company's

    Louisiana subsidiaries.  Also included in other, net in 1994 is a $1.9 million reduction in intrastate high cost assistance revenues as a result of the phase-out of the Wisconsin state support fund, the loss of which was offset by an increase in local rates in the same jurisdictions.



    Other Revenues



       Other revenues include revenues related to (i) leasing, selling,

    installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities and (iv)

    participating in the publication of local directories.  The increase in other revenues during 1994 was primarily due to a $1.2 million increase in directory advertising revenues and a $1.1 million increase in billing and collection revenues.  The 1993 increase was primarily due to acquisitions.

    Certain large telecommuni-cations companies for which the Company currently provides billing and collection services have indicated their desire to reduce their billing and collection expenses which may lead to reduced future billing and collection revenues.

    Operating Expenses



       Plant operations expenses during 1994 and 1993 increased $3.5 million

    (4.4%) and $13.7 million (20.5%), respectively.  Operating expenses attributable to acquisitions accounted for $2.3 million of the 1994 increase.  A $1.2 million increase in salaries, wages and benefits during

    1994 was partially offset by a $531,000 reduction in postemployment benefit expense.  Approximately $7.1 million of the 1993 increase was due to operating expenses attributable to acquisitions.  Increases in salaries, wages and benefits during 1993 accounted for approximately $2.2 million. The remainder of the 1993 increase was due to increases in other general operating expenses.



       Expenses attributable to acquisitions contributed $2.1 million and

    $11.0 million, respectively, to the 1994 increase of $6.3 million (7.2%)

    and the 1993 increase of $14.8 million (20.3%) in customer operations,

    corporate, and other expenses.  Ad valorem taxes increased $1.0 million in

    1994 and $601,000 in 1993 due to the increase in plant in service.  The remainder of the increases resulted from increases in other general operating expenses.



       Depreciation and amortization increased $8.0 million (12.3%) and $11.2 million (20.9%) in 1994 and 1993, respectively.  Approximately $2.4 million and $5.4 million of the increases in 1994 and 1993, respectively,

    were due to acquisitions.  Depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which, exclusive of acquisitions, aggregated $3.3 million in

    1993 and $2.9 million in 1992.  In addition, the Company obtained higher recurring depreciation rates for certain subsidiaries during the last three years.  Excluding acquisitions, the first-year effects of the higher rates were approximately $5.6 million in 1994, $1.7 million in 1993 and

    $770,000 in 1992.  The remaining increases in depreciation and amortization were due to higher levels of plant in service.  The composite depreciation rate for telephone properties, including the additional depreciation charges, was 7.1%, 7.1% and 6.6% for 1994, 1993 and 1992,

    respectively.



    Other



       For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and

    Competition below.

    MOBILE COMMUNICATIONS OPERATIONS


    Year ended December 31,                       1994        1993        1992
    --------------------------------------------------------------------------
                                                     (Dollars in thousands)
    Operating revenues
       Cellular service                       $ 141,325     76,583      54,489
       Equipment and other                        9,477      8,129       7,603
    --------------------------------------------------------------------------
                                                150,802     84,712      62,092
    --------------------------------------------------------------------------

    Operating expenses
       Cost of sales and other
         operating expenses                      31,859     19,681      14,313
       General, administrative and
         customer service                        33,171     23,872      19,685
       Sales and marketing                       33,074     19,894      13,167
       Depreciation and amortization             21,255     11,359       8,971
    --------------------------------------------------------------------------
                                                119,359     74,806      56,136
    --------------------------------------------------------------------------
    Operating income                          $  31,443      9,906       5,956
    ==========================================================================

       The Company's mobile communications segment at December 31, 1994 consisted entirely of operations of the cellular entities in which the

    Company has a majority interest.  The Company's cellular customers are located primarily in Louisiana, Michigan, Mississippi and Texas.  The

    Company's share of income from cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment) was $15.7 million, $6.6 million and $1.7 million during 1994,

    1993 and 1992, respectively, and is reflected in "Income from unconsolidated cellular entities."



    Operating Revenues



        Cellular service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to users roaming through the Company's service areas and toll revenue.

    Cellular service revenues during 1994 increased to $141.3 million from

    $76.6 million in 1993 and $54.5 million in 1992.



       The 1994 and 1993 increases in cellular service revenues were primarily attributable to the significant increases in cellular customers resulting principally from acquisitions, increased demand and expanded areas of service.  Cellular units in service in the Company's majority-owned markets increased to 211,710 (of which 35,027 were in the Celutel markets)

    as of December 31, 1994 from 116,484 as of December 31, 1993 and 73,084 as of December 31, 1992.  Exclusive of acquisitions, access and usage revenues increased $27.2 million (48.3%) in 1994 and $14.6 million (36.9%)

    in 1993 and roaming and toll revenues increased $9.8 million (54.9%) and

    $3.0 million (22.3%) in 1994 and 1993, respectively.  The remainder of the

    1994 revenue increase was due substantially to the Celutel operations,

    which increased revenues by $26.3 million, and the remainder of the 1993 increase was due to the Alexandria operations, which increased 1993 revenues by $3.6 million.

       The average monthly cellular service revenue per customer declined to

    $69 in 1994 from $71 in 1993 and $75 in 1992.  It has been an industry-

    wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers.  The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place downward pressure on rates.  The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.



       Other revenues included $2.9 million and $4.2 million in 1994 and 1993,

    respectively, of revenues attributable to the Company's paging operations,

    which were sold in October 1994.



    Operating Expenses



       The $12.2 million increase in 1994 in cost of sales and other operating expenses included $6.7 million of expenses of Celutel since its acquisition in February 1994.  Expenses incurred in 1993 as a result of the December 1992 acquisition of Alexandria were $599,000.  The remaining increases in cost of sales and other operating expenses in 1994 and 1993 were primarily due to interconnecting and operating new cell sites which were built to improve service in several existing markets and to initiate and develop service in several rural markets.  The Company operated 230 cell sites at December 31, 1994 in entities in which it has a majority interest, compared to 158 at December 31, 1993 and 96 at December 31,

    1992.  Of the 1994 net increase of 72 cell sites, 29 were added through acquisitions.



       General, administrative and customer service expenses increased $9.3 million (39.0%) in 1994, $7.4 million of which was due to the Celutel operations.  The Alexandria operations contributed $1.2 million of costs to the 1993 increase of $4.2 million (21.3%).  The remaining increases were primarily related to the increased number of customers.



       During 1994 and 1993, sales and marketing expenses increased $13.2 million (66.3%) and $6.7 million (51.1%), respectively, of which $8.2 million in 1994 and $4.2 million in 1993 were due to increases in commissions paid to agents for selling cellular services to new customers.

    The remaining increase in 1994 was due to the Celutel operations.  The remaining increase during 1993 was primarily due to an $812,000 increase in advertising costs and to $919,000 of costs incurred in the Alexandria operations.



       Depreciation and amortization increased $9.9 million (87.1%) in 1994 and $2.4 million (26.6%) in 1993 due to increases of $4.9 million and $2.4 million, respectively, applicable to higher levels of cellular plant in service.  Approximately $3.8 million of the 1994 increase was due to amortization of goodwill attributable to the acquisition of Celutel.

    Other



       The Company's paging operations, which contributed 2.5% of mobile communications revenues from January 1994 through September 1994, were sold in October 1994.



       For additional information regarding certain matters that have impacted or may impact the Company's mobile communications operations, see

    Regulation and Competition below.



    INTEREST EXPENSE



       Interest expense increased $12.4 million (41.2%) in 1994 and $3.0 million (11.0%) in 1993.  The increase during 1994 was primarily the result of a 34% increase in average debt outstanding, a substantial amount of which was incurred in connection with the acquisition of Celutel.

    Higher interest expense incurred during 1993 due to a 24% increase in average debt outstanding was substantially offset by the effect of lower average interest rates.



    INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES



       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $9.1 million (136.9%) during 1994.  An increase of $2.9 million in the Company's share of income from the partnership interests acquired in the San Marcos acquisition in April 1993 contributed to the 1994 increase.  The remainder of the 1994 increase was due to the improvement in profitability of other cellular entities in which the Company owns less than a majority interest.  The Company's share of income from the partnership interests acquired in the San Marcos acquisition contributed substantially to the $4.9 million (291.6%)

    increase in income from unconsolidated cellular entities during 1993.



    GAIN ON SALES OF ASSETS



       The Company sold the assets comprising a cellular system in a Rural

    Service Area ("RSA") in Minnesota in 1994 and recognized a pre-tax gain of

    $14.7 million ($8.5 million after-tax; $.15 per fully diluted share).  In addition, the Company sold its paging operations in 1994 which resulted in a pre-tax gain of $1.2 million ($756,000 after-tax; $.01 per fully diluted share).



       During 1993 the Company sold a minority investment in a telephone company which resulted in a pre-tax gain of $1.7 million ($1.1 million after-tax; $.02 per fully diluted share).

       During 1992 the Company consummated the sales of (i) two telephone subsidiaries which served approximately 2,000 access lines, (ii) its minority interests in an MSA cellular partnership and an RSA cellular partnership, and (iii) its 100% interest in an RSA cellular market.  The sales resulted in an aggregate pre-tax gain of $4.0 million ($2.6 million after-tax; $.05 per fully diluted share).



    OTHER INCOME AND EXPENSE



       Other income and expense during 1994 was $3.1 million compared to $3.3 million during 1993 and $4.4 million in 1992.  The increased profitability during 1994 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $2.9 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits.  Such increase in expense in 1994 was substantially offset by an increase of $1.8 million in interest income, of which $1.5 million was interest income earned on a $25.0 million note receivable issued to

    Century in May 1994.  For additional information, see Liquidity and

    Capital Resources - Investing Activities.  Other income and expense decreased $1.1 million (25.3%) in 1993 primarily because of a decrease in interest income.



       Other income and expense includes the results of operations of subsidiaries of the Company which are not included in telephone or mobile communications operations, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations, the combined results of which were not significantly different in 1994, 1993 and 1992.



    INCOME TAX EXPENSE



       The effective income tax rate was 37.9%, 35.1% and 35.2% in 1994, 1993 and 1992, respectively.  The increase in the effective rate in 1994 was primarily the result of (i) amortization of investment tax credits and the

    SFAS 109 regulatory liability remaining relatively stable while income before taxes increased and (ii) the effect of an increase in the amortization of goodwill which is not tax deductible.  The additional federal income taxes incurred during 1993 as a result of the 1% increase in the statutory federal income tax rate in accordance with the provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Act") was more than offset by the tax benefit applicable to the deductibility of certain intangible assets also provided by the Act.



    CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES



       The Company adopted SFAS 106 as of January 1, 1992.  SFAS 106 requires that the expected cost of providing postretirement health care and life insurance benefits be accrued during the years an employee renders service to the Company. The cumulative effect of the change in accounting principle related to SFAS 106 decreased net income for 1992 by $14.8 million ($.30 per fully diluted share).

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



       The Company adopted Statement of Financial Accounting Standards No. 112

    ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," in the

    first quarter of 1994.  SFAS 112 addresses the accounting for workers compensation, disability and other benefits provided after employment but before retirement by requiring accrual of the expected cost when it is probable that a benefit obligation has been incurred and the amount can be reasonably estimated.  Liabilities reflected in the consolidated balance sheet as of December 31, 1993 for postemployment benefits were not materially different than those required by SFAS 112; therefore, no cumulative effect of change in accounting principle was recorded upon adoption of SFAS 112.



    INFLATION



       The effects of increased costs historically have been mitigated by the ability to recover certain costs applicable to the Company's regulated telephone operations through the rate-making process.  As operating expenses in the nonregulated areas increase as a result of inflation, the

    Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment.



       While the regulatory process does not consider replacement cost of physical plant, the Company has historically been able to earn a return on the increased cost of its net investment when facilities have been replaced.  Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations.  For additional information regarding the current regulatory environment, see

    Regulation and Competition below.



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



    Operating Activities



       Net cash provided by operating activities was $199.8 million,  $166.8 million and $146.3 million in 1994, 1993 and 1992, respectively.  The

    Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of these years.  For additional information relating to the telephone operations and mobile communications operations of the

    Company, see Results of Operations.



    Investing Activities



       Net cash used in investing activities was $280.3 million and $248.7 million during 1994 and 1993, respectively.  Capital expenditures for 1994 were $152.3 million for telephone operations, $39.9 million for mobile communications operations and $8.6 million for other operations.  Cash used in connection with the February 1994 acquisition of Celutel

    (exclusive of the refinancing of $41.7 million of Celutel's debt) was

    $56.0 million.  The remainder of the $106.0 million purchase price was paid through the issuance of 1.9 million shares of Century common stock.



       In connection with the corporate restructuring of an unaffiliated local exchange telephone company which has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's holding company $25.0 million in 1994.  In 1993, another company had acquired rights to purchase a controlling interest in the telephone company,

    subject to the first refusal rights of the telephone company's principal stockholder.  Century's loan allowed this stockholder to exercise his first refusal rights and preserved the future availability of the telephone company as an acquisition candidate for Century.  The loan is collateralized by security interests in the capital stock of the holding company and the telephone company and by a guaranty from the holding company's principal stockholder.  In connection with the loan, Century obtained first refusal rights to acquire the stock of the holding company,

    the stock of its subsidiaries and/or the assets of its subsidiaries under various specified circumstances.



       Net cash used in investing activities during 1993 was $22.5 million less than during 1992 primarily because the amount of cash used for acquisitions during 1993 was $97.9 million less than in the previous year.

    Payments for property, plant and equipment during 1993 increased by $64.2 million.



    Financing Activities



       Net cash provided by financing activities during 1994 and 1993 was

    $77.8 million and $81.9 million, respectively.  During 1994 the Company filed a shelf registration statement with the United States Securities and

    Exchange Commission registering $400.0 million of senior unsecured debt securities under which the Company issued $150.0 million of senior notes in May 1994.  See Note 3 of Notes to Consolidated Financial Statements.

    The proceeds were used to discharge the Company's indebtedness under a

    $90.0 million bridge loan incurred to fund substantially all of the

    Company's cash requirements in connection with the acquisition of Celutel in February 1994 (including the refinancing of $41.7 million of Celutel's debt) and to reduce the Company's short-term bank indebtedness under various floating-rate credit facilities. In connection with the offering, in the second quarter of 1994 Moody's upgraded Century's senior unsecured debt rating to Baa1 and Standard & Poor's affirmed its BBB+

    rating.



       The $158.0 million of notes payable at December 31, 1994 reflects the

    Company's continued utilization of borrowings under its credit facilities to take advantage of favorable short-term interest rates.  The Company currently intends to continue to monitor market conditions for favorable opportunities to refinance some or all of these borrowings with long-term debt.



       Cash provided by financing activities in 1993 was $41.0 million less than in 1992 primarily because net borrowings, including long-term debt and notes payable, were $38.4 million less than in 1992.  The $88.3 million increase in notes payable outstanding in 1993 reflected the

    Company's utilization of borrowings under its credit facilities as discussed above.  Proceeds from the issuance of debt during 1992 included

    $115.0 million from the issuance of 6% convertible debentures in February

    1992 to provide the major portion of the purchase price of Ohio.



    Other



       Budgeted capital expenditures for 1995 total $112.0 million for telephone operations, $59.0 million for mobile communications operations and $12.0 million for other operations.  The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable, the replacement of mechanical switches with digital switches and the upgrading of its plant and equipment to provide enhanced services.  Mobile communications capital expenditures are expected to continue to focus primarily on constructing additional cell sites and upgrading the Company's cellular systems to increase capacity, to enhance the Company's ability to provide digital service in the future and to begin providing digital service in certain markets.  Budgeted capital expenditures for other operations include capital construction costs planned to be expended in the Company's recently-formed competitive access operations.



       The Company decided not to participate in the FCC's auction of Major

    Trading Area broadband licenses to provide Personal Communications

    Services ("PCS").  If attractive opportunities arise, the Company may participate in the FCC's auctions of Basic Trading Area PCS licenses to be held in 1995.  Pending these auctions, the Company will continue to equip its current cellular networks with digital enhancements which may, when applied with new microcellular technologies, permit the Company's cellular systems to provide services comparable with emerging PCS technologies.



       The Company will continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash,

    securities or both, and may require additional financing in connection therewith.  Approximately 1.2 million shares of Century common stock and

    125,000 shares of Century
    preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.



       As of December 31, 1994, Century's telephone subsidiaries had available for use $124.0 million of commitments for long-term financing from the

    Rural Utilities Service ("RUS") (formerly the Rural Electrification

    Administration or REA) and the Company had $65.1 million of undrawn committed bank lines of credit.  In addition, approximately $28.0 million of uncom-mitted credit facilities were available to Century at December

    31, 1994.  The Company also has access to debt and equity capital markets,

    including its shelf registration statements mentioned above.  Applications for additional long-term financing for Century's telephone subsidiaries have been filed with the RUS and are in various stages of processing.  The

    Company has experienced no significant problems in obtaining funds for capital expenditures or other purposes.



       On January 20, 1995 Century called for redemption all $115.0 million of its outstanding 6% convertible debentures due 2007 at a redemption price of 104.2% of principal plus accrued interest through February 21, 1995,

    the redemption date.  All of the debentures were converted into Century common stock by the debenture holders on or before February 13, 1995 at a conversion price of $25.33 per share.



       Common stockholders' equity as a percentage of total capitalization was

    48.4% and 48.5% at December 31, 1994 and 1993, respectively.  If all of the 6% convertible debentures discusssed in the preceding paragraph had been converted into common stock at December 31, 1994, common stockholders' equity as a percentage of total capitalization would have been 57.0%.



                            REGULATION AND COMPETITION



       The majority of the Company's telephone operations are regulated extensively by various state regulatory agencies and by the FCC.

    Primarily as a result of legislative, regulatory and technological changes, competition has been introduced and encouraged in certain sectors of the telephone industry.  It is expected that upcoming legislation will address the telecommunications industry and that regulation will decrease and competition increase in the traditionally monopolistic portions of the industry.  While competition is not new to the Company's cellular operations, the competitive environment for the cellular industry is also experiencing change.



    Recent Events Affecting the Company



       Revenues from the USF increased approximately $9.7 million to $36.3 million during 1994 after increasing $6.2 million during 1993.  In 1994 the FCC sought public comment on the effectiveness of high cost assistance programs provided to LECs, including the USF.  In addition, certain bills recently considered by the United States Congress have sought changes to

    Federal high cost assistance programs. Although there is no assurance that the current level of cost recovery from such programs will be maintained, it is anticipated that mechanisms for high cost assistance will continue to be provided.



       In 1993 the Public Service Commission of Wisconsin ("PSCW") ordered the

    Wisconsin state support fund existing at July 1, 1993 to be phased-out.

    Certain of the Company's subsidiaries affected by the order have received approval from the PSCW for increased local rates and other compensation which offset the loss of the amounts that the Company's subsidiaries had been receiving from the state support fund.  In addition, the PSCW is conducting an examination of transactions in which Century and its service subsidiaries provided to the Company's Wisconsin telephone subsidiaries various services and materials, including supplies and managerial,

    technical and accounting services.  While this examination may result in refunds to customers, the Company does not believe that results of operations will be materially affected.



       In July 1994 the Wisconsin Telecommunications Act of 1993 was signed into law.  Among other things, the act requires the PSCW to authorize cable television operators to provide local exchange service in larger markets, including one of the Company's markets.  Although no cable television operator has requested authorization from the PSCW to provide local exchange service in the Company's market, the Company anticipates that such a request will be forthcoming.  During 1994 certain other states in which the Company operates took legislative and/or regulatory steps to further introduce competition into the LEC business.



       After initiating an informal earnings review during 1993 of all independent local exchange carriers in Louisiana, the Louisiana Public

    Service Commission ("LPSC") recently docketed a formal earnings review of such carriers which could possibly lead to a reduction in earnings.  As

    19% of the Company's telephone access lines are in Louisiana, there is no assurance that the impact of possible changes resulting from such review will not have a material effect on future results of operations.



       Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its telephone subsidiaries.  In March 1994 a major long distance carrier filed a petition with the LPSC requesting that the commission investigate and lower the rates for intrastate access charges charged to long distance carriers by certain local exchange telephone companies, including the

    Company's Louisiana subsidiaries.  There is no assurance that these requests will not result in reduced intrastate access revenues.



    Events Affecting the Telecommunications Industry



       The telecommunications industry is currently undergoing various regulatory, competitive and technological changes that make it impossible to determine the form or degree of future regulation and competition affecting the Company's telephone and mobile communications operations.

    The FCC and a number of state regulatory commissions have begun to reduce the regulatory oversight of LECs.  Coincident with this movement toward reduced regulation is the introduction and encouragement of local exchange competition by the FCC, various state regulatory commissions and others.

    These changes have accelerated the growth of certain companies providing competitive access and other services that compete with LECs' services and led to the announcement by certain interexchange carriers and cable television companies of their desire to enter the local telephone business, particularly in larger markets.  Wireless telephone services are also expected to increasingly compete with LECs.  The FCC has recently allocated additional frequency spectrum for mobile communications technologies that will or may be competitive with cellular, including PCS

    (for which the FCC began to auction operating licenses in late 1994) and mobile satellite services.  The FCC has also authorized certain specialized mobile radio service licensees to configure their systems so as to operate in a manner similar to cellular systems.  Some of these licensees have announced their intention to create a nationwide mobile communications system to compete with cellular systems.  In addition, in connection with the well-publicized convergence of telecommunications,

    cable, video, computer and other technologies, several large companies have recently announced plans to offer products that would significantly enhance current communications and data transmission services and, in some instances, introduce new two-way video, entertainment, data, consumer and other multimedia services.



       In 1994 the United States House of Representatives passed two telecommunications bills that proposed to substantially alter the regulatory framework of the telecommunications industry by, among other things, promoting local exchange competition and removing certain barriers of entry to several lines of telecommunications businesses.  A companion bill failed to pass in the United States Senate.  Legislation is expected to be considered in 1995 that, among other things, will promote competition and deregulation to a greater degree than the bills that passed the House in 1994.



       Competition to provide local exchange and access services is expected to initially affect large urban areas to a greater extent than rural,

    suburban and small urban areas such as those in which the Company's telephone operations are located.  The same expectation applies to emerging competitive wireless technologies and the development of new multimedia services.  The Company does not believe such competition is likely to materially affect it in the near term.  The Company further believes that it may benefit from having the opportunity to observe the effects of these developments in large urban markets.  The Company will continue to monitor the ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.



    Other Matters



       The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS

    71"), "Accounting for the Effects of Certain Types of Regulation," under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators.  The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the
 changing regulatory, competitive and legislative environments.  Should the regulated operations of the Company no longer qualify for the application of

 SFAS 71 at some future date, the required accounting impact, the amount of which has not been determined, would result in a material, extraordinary,

 noncash charge against earnings.  See Note 14 of Notes to Consolidated

 Financial Statements for additional information.



       The Company has certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 1994 have not been material and the Company currently has no reason to believe that such costs will become material.

    Item 8.  Financial Statements and Supplementary Data



                               Report of Management
                               --------------------


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



       The Company's consolidated financial statements have been audited by

    KPMG Peat Marwick LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements.  Their audit was conducted in accordance with generally accepted auditing standards, which includes the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.



       The Audit Committee of the Board of Directors is composed of directors who are not officers or employees of the Company.  The Committee meets periodically with the independent certified public accountants, internal auditors and management.  The Committee considers the audit scope and discusses internal control, financial and reporting matters.  Both the independent and internal auditors have free access to the Committee.



    /s/  R. Stewart Ewing, Jr.



    R. Stewart Ewing, Jr.

    Senior Vice President and Chief Financial Officer

                           Independent Auditors' Report
                           ----------------------------




    The Board of Directors

    Century Telephone Enterprises, Inc.:





       We have audited the consolidated financial statements of Century

    Telephone Enterprises, Inc. and subsidiaries as listed in Item 14a(i).  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item

    14a(ii).  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.



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

    Century Telephone Enterprises, Inc. and subsidiaries as of December 31,

    1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole,

    presents fairly, in all material respects, the information set forth therein.



       As discussed in notes 1 and 9 to the consolidated financial statements,

    the Company adopted Financial Accounting Standards Board's Statement of

    Financial Accounting Standards No. 109, "Accounting for Income Taxes," and

    Statement of Financial Accounting Standards No. 106, "Employers'

    Accounting for Postretirement Benefits Other Than Pensions," in 1992.





    /s/  KPMG Peat Marwick LLP



    Shreveport, Louisiana

    February 6, 1995

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Income

                                              Year ended December 31,
    ======================================================================
                                           1994         1993         1992
    ----------------------------------------------------------------------
                                               (Dollars in thousands,
                                             except per share amounts)

    OPERATING REVENUES
         Telephone                     $ 389,438      348,485      297,510
         Mobile Communications           150,802       84,712       62,092
    ----------------------------------------------------------------------
            Total revenues               540,240      433,197      359,602
    ----------------------------------------------------------------------

    OPERATING EXPENSES
         Cost of sales and
           operating expenses            276,375      231,855      187,076
         Depreciation and amortization    94,430       76,534       62,898
    ----------------------------------------------------------------------
            Total expenses               370,805      308,389      249,974
    ----------------------------------------------------------------------
    OPERATING INCOME                     169,435      124,808      109,628
    ----------------------------------------------------------------------

    OTHER INCOME (EXPENSE)
         Interest expense                (42,577)     (30,149)     (27,166)
         Income from unconsolidated
           cellular entities              15,698        6,626        1,692
         Gain on sales of assets          15,877        1,661        3,985
         Other income and expense          3,105        3,310        4,433
    ----------------------------------------------------------------------
            Total other income (expense)  (7,897)     (18,552)     (17,056)
    ----------------------------------------------------------------------

    INCOME BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF CHANGES IN
      ACCOUNTING PRINCIPLES              161,538      106,256       92,572
         Income tax expense               61,300       37,252       32,599
    ----------------------------------------------------------------------

    INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGES IN ACCOUNTING
      PRINCIPLES                         100,238       69,004       59,973
         Cumulative effect of changes
           in accounting principles            -            -      (15,668)
    ----------------------------------------------------------------------
    NET INCOME                         $ 100,238       69,004       44,305
    ======================================================================

    PRIMARY EARNINGS PER SHARE :
         Before cumulative effect of
           changes in accounting
           principles                  $    1.88         1.35         1.23
         Cumulative effect of changes
           in accounting principles            -            -         (.32)
    ----------------------------------------------------------------------

    PRIMARY EARNINGS PER SHARE         $    1.88         1.35          .91
    ======================================================================

    FULLY DILUTED EARNINGS PER SHARE :
         Before cumulative effect of
           changes in accounting
           principles                  $    1.80         1.32         1.22
         Cumulative effect of changes
           in accounting principles            -            -         (.31)
    ----------------------------------------------------------------------

    FULLY DILUTED EARNINGS PER SHARE   $    1.80         1.32          .91
    ======================================================================

    DIVIDENDS PER COMMON SHARE         $    .320         .310         .293
    ======================================================================

    See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           Consolidated Balance Sheets

                                                              December 31,
    ==========================================================================
                                                          1994           1993
    --------------------------------------------------------------------------
                                                         (Dollars in thousands)

                                      ASSETS
    CURRENT ASSETS
       Cash and cash equivalents                     $    7,154          9,777
       Accounts receivable
         Customers, less allowance for doubtful
            accounts of $2,360 and $1,473                40,824         34,438
         Other                                           23,180         21,771
       Materials and supplies, at average cost            7,090          4,418
       Other                                              2,980          2,068
    --------------------------------------------------------------------------
            Total current assets                         81,228         72,472
    --------------------------------------------------------------------------

    NET PROPERTY, PLANT AND EQUIPMENT                   947,131        827,776
    --------------------------------------------------------------------------

    INVESTMENTS AND OTHER ASSETS
       Excess cost of net assets acquired,
         less accumulated amortization
         of $40,756 and $29,253                         441,436        297,158
       Other                                            173,458        121,984
    --------------------------------------------------------------------------
            Total investments and other assets          614,894        419,142
    --------------------------------------------------------------------------

    TOTAL ASSETS                                     $1,643,253      1,319,390
    ==========================================================================


                              LIABILITIES AND EQUITY
    CURRENT LIABILITIES
       Current maturities of long-term debt          $   12,718         14,233
       Notes payable to banks                           158,000        165,700
       Accounts payable                                  52,331         49,506
       Accrued expenses and other current liabilities
         Salaries and benefits                           17,884         15,990
         Taxes                                           16,530          9,327
         Interest                                         8,243          6,476
         Other                                            9,237          5,162
       Advance billings and customer deposits            11,725          9,312
    --------------------------------------------------------------------------
            Total current liabilities                   286,668        275,706
    --------------------------------------------------------------------------

    LONG-TERM DEBT                                      518,603        364,433
    --------------------------------------------------------------------------

    DEFERRED CREDITS AND OTHER LIABILITIES              187,746        165,483
    --------------------------------------------------------------------------

    STOCKHOLDERS' EQUITY
       Common stock, $1.00 par value, authorized
         100,000,000 shares, issued and outstanding
         53,574,361 and 51,294,705 shares                53,574         51,295
       Paid-in capital                                  319,235        262,294
       Retained earnings                                291,999        208,945
       Unearned ESOP shares                             (16,840)        (9,220)
       Preferred stock - non-redeemable                   2,268            454
    --------------------------------------------------------------------------
            Total stockholders' equity                  650,236        513,768
    --------------------------------------------------------------------------

    TOTAL LIABILITIES AND EQUITY                      $1,643,253     1,319,390
    ==========================================================================

    See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows


                                                     Year ended December 31,
    =========================================================================
                                                    1994      1993      1992
    -------------------------------------------------------------------------
                                                     (Dollars in thousands)
    OPERATING ACTIVITIES
      Net income                                $ 100,238    69,004    44,305
      Adjustments to reconcile net income to net
         cash provided by operating activities:
           Depreciation and amortization          103,591    85,209    70,367
           Cumulative effect of changes in
             accounting principles                      -         -    15,668
           Income from unconsolidated
             cellular entities                    (15,698)   (6,626)   (1,692)
           Deferred income taxes                    7,423     6,781    (1,427)
           Gain on sales of assets                (15,877)   (1,661)   (3,985)
           Changes in current assets and
                 current liabilities:
             Increase in accounts receivable       (1,581)   (7,026)   (2,307)
             Increase (decrease) in accounts
               payable                             (2,383)   11,024    11,694
             Increase (decrease) in other
               accrued taxes                        8,347    (1,476)    3,115
             Changes in other current assets and
               other current liabilities, net       6,543     2,135     7,434
           Increase in other noncurrent liabilities 7,469     8,536       148
           Other, net                               1,732       854     3,004
    -------------------------------------------------------------------------
               Net cash provided by
                 operating activities             199,804   166,754   146,324
    -------------------------------------------------------------------------

    INVESTING ACTIVITIES
      Payments for property, plant and equipment (200,776) (204,229) (140,057)
      Acquisitions, net of cash acquired          (55,979)  (37,116) (134,999)
      Note receivable                             (25,000)        -         -
      Investments in unconsolidated
        cellular entities                          (5,516)   (3,605)   (2,161)
      Distributions from unconsolidated
        cellular entities                           5,969     1,587       395
      Proceeds from sales of assets                10,475         -     5,049
      Purchase of life insurance investment        (7,664)   (7,670)   (6,160)
      Other, net                                   (1,764)    2,361     6,771
    -------------------------------------------------------------------------
               Net cash used in investing
                 activities                      (280,255) (248,672) (271,162)
    -------------------------------------------------------------------------

    FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt    155,427    35,847   142,081
      Payments of long-term debt                  (59,792)  (32,564)  (25,246)
      Notes payable, net                           (7,700)   88,285    13,115
      Proceeds from issuance of common stock        4,814     3,529     8,776
      Cash dividends paid                         (17,184)  (15,735)  (14,119)
      Other, net                                    2,263     2,562    (1,636)
    -------------------------------------------------------------------------
               Net cash provided by
                 financing activities              77,828    81,924   122,971
    -------------------------------------------------------------------------

    NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                             (2,623)        6    (1,867)
    CASH AND CASH EQUIVALENTS AT BEGINNING
      OF YEAR                                       9,777     9,771    11,638
    -------------------------------------------------------------------------

    CASH AND CASH EQUIVALENTS AT END OF YEAR    $   7,154     9,777     9,771
    =========================================================================

    See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                                     Preferred
                                            Total                                      Stock
    Common                                  Stock-                            Unearned  Non-
    Shares                                 holders' Common  Paid-in Retained    ESOP  redeem-
  Outstanding                               Equity   Stock  Capital Earnings   Shares   able
  ===========================================================================================
                                                       (Dollars in thousands)

   31,364,872 BALANCES, DECEMBER 31, 1991 $319,977  31,365  175,648  125,490  (12,980)   454
            - Net income                    44,305       -        -   44,305        -      -
              Issuance of common stock
                through dividend
                reinvestment, incentive
      490,275   and benefit plans            8,777     490    8,287        -        -      -
              Issuance of common stock for
      978,115   acquisitions                21,475     978   20,497        -        -      -
              Amortization of unearned
            -   compensation and other       3,154       -    3,154        -        -      -
   16,063,614 Three-for-two stock split          -  16,064  (16,064)       -        -      -
            - Release of ESOP shares         1,880       -        -        -    1,880      -
              Common stock dividends -
            -   $.293 per share            (14,087)      -        -  (14,087)       -      -
            - Preferred stock dividends        (32)      -        -      (32)       -      -
   -----------------------------------------------------------------------------------------
   48,896,876 BALANCES, DECEMBER 31, 1992   385,449 48,897   191,522 155,676  (11,100)   454
            - Net income                     69,004      -         -  69,004        -      -
              Issuance of common stock
                through dividend
                reinvestment, incentive
      214,954   and benefit plans             3,529    215     3,314       -        -      -
              Issuance of common stock for
    2,182,875   acquisitions                 68,172  2,183    65,989       -        -      -
              Amortization of unearned
            -   compensation and other        1,469      -     1,469       -        -      -
            - Release of ESOP shares          1,880      -         -       -    1,880      -
              Common stock dividends -
            -   $.310 per share             (15,703)     -         - (15,703)       -      -
            - Preferred stock dividends         (32)     -         -     (32)       -      -
   -----------------------------------------------------------------------------------------
   51,294,705 BALANCES, DECEMBER 31, 1993   513,768 51,295   262,294 208,945   (9,220)   454
            - Net income                    100,238      -         - 100,238        -      -
              Issuance of common stock
                through dividend
                reinvestment, incentive
      276,657   and benefit plans             4,814    277     4,537       -        -      -
              Issuance of preferred stock
            -   for acquisition               1,875      -         -       -        -  1,875
              Issuance of common stock for
    2,000,578   acquisitions                 52,311  2,000    50,311       -        -      -
              Conversion of preferred stock
        2,421   to common stock                   -      2        59       -        -    (61)
              Amortization of unearned
            -   compensation and other        2,034      -     2,034       -        -      -
            - Release of ESOP shares          2,380      -         -       -    2,380      -
            - Commitment to ESOP            (10,000)     -         -       -  (10,000)     -
              Common stock dividends  -
            -   $.320 per share             (17,084)     -         - (17,084)       -      -
            - Preferred stock dividends        (100)     -         -    (100)       -      -
   -----------------------------------------------------------------------------------------
   53,574,361 BALANCES, DECEMBER 31, 1994  $650,236 53,574   319,235 291,999  (16,840) 2,268
   =========================================================================================

    See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.

                    Notes to Consolidated Financial Statements

                                December 31, 1994



    (1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation - The consolidated financial statements of

    Century Telephone Enterprises, Inc. and subsidiaries (the "Company")

    include the accounts of Century Telephone Enterprises, Inc. ("Century")

    and its majority-owned subsidiaries and partnerships.  The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the

    Effects of Certain Types of Regulation."  Investments in cellular entities where the Company does not own a majority interest are accounted for using the equity method of accounting.



    Revenue recognition - Revenues are recognized when earned.  Certain of the

    Company's telephone subsidiaries participate in revenue pools with other telephone companies for interstate revenue and for certain intrastate revenue.  Such pools are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market.

    Revenues earned through the various pooling processes are initially recorded based on the Company's estimates.



    Property, plant and equipment - Telephone plant is stated substantially at original cost of construction.  Normal retirements of telephone property are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized.  Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense.

    Depreciation of telephone properties is provided on the straight line method, using class or overall composite rates acceptable to the regulatory authorities.



       Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized.  Depreciation of such property is provided on the straight line method over estimated service lives ranging from three to thirty years.



    Excess cost of net assets acquired - The excess cost of net assets acquired of substantially all of the Company's acquisitions accounted for as purchases (goodwill) is being amortized over forty years.  The carrying value of goodwill is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that such carrying value may not be recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows.

    Affiliated transactions - Certain service subsidiaries of Century provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to subsidiaries.  In addition, Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment.  These purchases are recorded by the Company's telephone subsidiaries at their cost to the extent permitted by regulatory authorities.  Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated.  Intercompany profit on transactions with nonregulated affiliates has been eliminated.



    Income taxes - Century files a consolidated federal income tax return with its eligible subsidiaries.  The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.  Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.



       The Company adopted Statement of Financial Accounting Standards No. 109

    ("SFAS 109"), "Accounting For Income Taxes," as of January 1, 1992 and

    reported an unfavorable $913,000 cumulative effect of the change in the method of accounting for income taxes in the 1992 consolidated statement of income.



    Earnings per share - Primary earnings per share amounts are determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the year.  The number of shares used in computing primary earnings per share was 53.4 million in 1994, 51.2 million in 1993, and 48.5 million in 1992.



       Fully diluted earnings per share amounts give further effect to convertible securities, primarily Century's convertible debentures, which are not common stock equivalents.  For the computation of fully diluted earnings per share for 1992, the debentures were excluded as their inclusion would have been anti-dilutive.  The number of shares used in computing fully diluted earnings per share was 58.1 million, 55.9 million and 48.7 million in 1994, 1993 and 1992, respectively.  The number of shares used in computing fully diluted earnings per share before the cumulative effect of changes in accounting principles in 1992 was 52.8 million.



    Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

    Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1994 presentation.



    (2)      PROPERTY, PLANT AND EQUIPMENT

       Net property, plant and equipment at December 31, 1994 and 1993 was composed of the following:


    December 31,                                           1994          1993
    ==========================================================================
                                                         (Dollars in thousands)

    Telephone, at original cost
       Cable and wire                                 $  580,012       512,240
       Central office                                    310,684       281,123
       General support                                    91,722        85,303
       Information origination/termination                21,478        36,925
       Construction in progress                           67,244        53,838
       Other                                               5,356        10,020
    --------------------------------------------------------------------------
                                                       1,076,496       979,449
       Accumulated depreciation                         (295,255)     (288,479)
    --------------------------------------------------------------------------
                                                         781,241       690,970
    --------------------------------------------------------------------------

    Mobile Communications, at cost
       Cell site                                         104,553        81,528
       General support                                    34,235        22,974
       Pagers                                                  -         3,166
       Construction in progress                           12,602         2,192
       Other                                                 915         3,392
    --------------------------------------------------------------------------
                                                         152,305       113,252
       Accumulated depreciation                          (38,552)      (27,736)
    --------------------------------------------------------------------------
                                                         113,753        85,516
    --------------------------------------------------------------------------

    Other, at cost
       General support                                    81,932        77,011
       Other                                               3,474           726
    --------------------------------------------------------------------------
                                                          85,406        77,737
       Accumulated depreciation                          (33,269)      (26,447)
    --------------------------------------------------------------------------
                                                          52,137        51,290
    --------------------------------------------------------------------------
    Net property, plant and equipment                 $  947,131       827,776
    ==========================================================================


       Depreciation expense was $92.1 million, $78.0 million and $64.3 million in 1994, 1993 and 1992, respectively.  The composite depreciation rate for telephone properties was 7.1%, 7.1% and 6.6% for 1994, 1993 and 1992,

    respectively.

    (3)      LONG-TERM DEBT

       Long-term debt at December 31, 1994 and 1993 was composed of the following:



    December 31,                                            1994         1993
    ==========================================================================
                                                         (Dollars in thousands)

    Century
       6.0% convertible debentures, due 2007            $ 115,000      115,000
       8.25% senior notes, due 2024                       100,000            -
       9.4%* senior notes, due through 2004                65,000       69,600
       7.75% senior notes, due 2004                        50,000            -
       7.2%* Employee Stock Ownership
          Plan commitment, due in installments
          through 2004                                     16,840        9,220
       10.7%* notes, due in installments through 2006         975        1,245
    --------------------------------------------------------------------------
             Total Century                                347,815      195,065
    --------------------------------------------------------------------------

    Subsidiaries
       First mortgage debt
          5.8%* notes, payable to agencies of the
             United States government and cooperative
             lending associations, due in
             installments through 2026                    166,175      158,998
          7.4%* bonds, due in installments through 2002     7,094       11,699
       Other debt
          9.0%* notes, due in installments through 2020     8,632        8,633
          7.8%* capital lease obligations, due in
             installments through 1997                      1,605        4,271
    --------------------------------------------------------------------------
             Total subsidiaries                           183,506      183,601
    --------------------------------------------------------------------------
    Total long-term debt                                  531,321      378,666
    Less current maturities                                12,718       14,233
    --------------------------------------------------------------------------
    Long-term debt, excluding current maturities        $ 518,603      364,433
    ==========================================================================

    * weighted average interest rate at December 31, 1994


       The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1994 are as follows: 1995 - $12.7 million; 1996 - $43.7 million; 1997 - $13.6 million;

    1998 - $11.4 million; and 1999 - $11.0 million.



       The 6% convertible debentures are convertible into Century common stock at a conversion price of $25.33 per share and may be redeemed by Century on or after February 1, 1995 subject to a declining premium schedule.  As discussed in Note 20, Century has called the debentures for redemption at a redemption price of 104.2% of principal.

       During the first quarter of 1994, Century filed a shelf registration statement registering $400.0 million of senior unsecured debt securities under which, in May 1994, Century issued $50.0 million of 10-year, 7.75%

    senior notes and $100.0 million of 30-year, 8.25% senior notes.  The proceeds were used to reduce certain of the Company's short-term bank indebtedness.  Interest payments are due semi-annually and principal payments are due in 2004 and 2024 upon maturity of the 10-year and 30-year notes, respectively.  The 30-year notes may be redeemed by Century on or after May 1, 2004 subject to a premium schedule which declines from

    103.62% as of May 1, 2004 to 100% as of May 1, 2014.



       The Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters.

    At December 31, 1994, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.



       The transfer of funds from certain consolidated subsidiaries to Century is restricted by various loan agreements.  Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met.  At

    December 31, 1994, restricted net assets of subsidiaries were $140.1 million.  Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $355.2 million.



       Substantially all of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.



       At December 31, 1994 and 1993, Century had in place certain long-term credit facilities more fully discussed in Note 5.  Borrowings totaling

    $96.5 million under such facilities at December 31, 1993 which were classified as "Long-term debt" in previously issued financial statements have been reclassified to "Notes payable to banks" due to subjective acceleration clauses included in the facilities.



       Century's telephone subsidiaries had approximately $124.0 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1994.  Approximately $93.1 million of additional borrowings, of which $28.0 million were under uncommitted facilities, were available to the Company through lines of credit with various banks.  In addition, Century had $250.0 million of senior unsecured debt securities under the 1994 shelf registration statement which had not been issued.

    (4)      INVESTMENTS AND OTHER ASSETS

       Investments and other assets at December 31, 1994 and 1993 were composed of the following:

    December 31,                                        1994            1993
    =========================================================================
                                                       (Dollars in thousands)

    Excess cost of net assets acquired,
       less accumulated amortization                $ 441,436          297,158
    Investments in unconsolidated cellular entities    59,360           41,983
    Cash surrender value of life insurance contracts   47,637           38,642
    Note receivable, less current portion              24,167                -
    Marketable equity securities                        8,478            8,478
    Other                                              33,816           32,881
    --------------------------------------------------------------------------
                                                    $ 614,894          419,142
    ==========================================================================

       Goodwill amortization of $10.6 million, $6.2 million and $5.0 million for 1994, 1993 and 1992, respectively, is included in "Depreciation and amortization."


       In 1994 Century loaned an unaffiliated telephone holding company $25.0 million.  The loan bears interest at prime plus 1.5%; interest is due quarterly.  Quarterly principal payments are scheduled to begin in August

    1995 with the unpaid balance becoming due in May 1998.  The loan is collateralized by security interests in the capital stock of the holding company and a subsidiary and by a guaranty from such company's principal stockholder.  In connection with the loan, Century obtained first refusal rights to acquire certain properties under various specified circumstances.

    For additional information, see the second paragraph of Management's

    Discussion and Analysis of Financial Condition and Results of Operations -

    Liquidity and Capital Resources - Investing Activities.


    (5)      REVOLVING CREDIT FACILITIES

       At December 31, 1994 and 1993, Century had in place certain long-term credit facilities, including a $50.0 million line of credit (two-year revolver which expires in January 1996, convertible to a five-year term loan) with interest at the rate chosen by the Company based on a number of interest rate options and a $55.0 million line of credit (multi-year revolving credit facility which expires in January 1998) with similar interest rate options.  Borrowings under such facilities are included in

    "Notes payable to banks" on the accompanying balance sheets.  The facilities can be withdrawn by the lenders only upon an event of default as defined in the respective agreements.  The weighted average interest rate for notes payable to banks was 6.5% and 3.9% as of December 31, 1994 and

    1993, respectively.  See Note 3 for additional information.

    (6)      STOCKHOLDERS' EQUITY

    Common stock - At December 31, 1994, unissued shares of Century common stock were reserved as follows:


                                                       Number of shares
    ===================================================================
                                                        (In thousands)
    Conversion of convertible debentures                     4,540
    Stock option plans                                       2,781
    Acquisitions                                             1,178
    Employee stock purchase plan                               506
    Dividend reinvestment plan                                 291
    Conversion of convertible preferred stock                  193
    Other employee benefit plans                             1,262
    -------------------------------------------------------------------
                                                            10,751
    ===================================================================

       Under Century's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share.  All other shares entitle the holder to one vote per share.  At December 31, 1994,

    8.9 million shares of common stock were entitled to ten votes per share.



    Preferred stock - As of December 31, 1994, Century had 2.0 million shares of preferred stock, $25 par value per share, authorized.  At December 31,

    1994 and 1993 there were 90,707 and 18,162, respectively, shares of outstanding preferred stock.  Holders of currently outstanding Century preferred stock are entitled to (i) receive cumulative dividends, (ii)

    receive preferential distributions equal to $25 per share plus unpaid dividends upon Century's liquidation and (iii) vote as a single class with the common stock.  At December 31, 1994 and 1993, 4,260 shares of Century preferred stock were redeemable at the option of the Company.



    Shareholders' Rights Plan - In 1986 the Board of Directors declared a dividend of one preferred stock purchase right for each common share outstanding or that shall become outstanding prior to November 26, 1996.

    With certain exceptions, if a person or group acquires beneficial ownership of 15% or more of Century common shares or commences a tender or exchange offer which upon consummation would result in ownership of 30% or more of the common shares, each right held by shareholders, other than such person or group, may be exercised to buy (i) eight twenty-sevenths of one one-hundredth of a share of Series AA Junior Participating Preferred

    Stock of Century at a price of $85 per one one-hundredth of a share or

    (ii) in lieu thereof, subject to certain restrictions, the number of shares of Century common stock having a market value equal to two times such purchase price.  The rights, which do not have voting rights, expire on November 27, 1996 and may be redeemed by Century at a price of $.05 per right at any time before they become exercisable.  If, at any time the rights are exercisable, Century is a party to a merger or other business combination or certain other transactions occur, each right will entitle its holder to purchase at the exercise price of the right a number of shares of common stock of the surviving company having a fair market value of two times the exercise price of the right.

    At December 31, 1994, 162,000 shares of Series AA Junior Participating

    Preferred Stock were reserved for issuance under the Rights Plan.



    (7)      DEFERRED CREDITS AND OTHER LIABILITIES

       Deferred credits and other liabilities at December 31, 1994 and 1993 were composed of the following:


    December 31,                                            1994         1993
    ==========================================================================
                                                         (Dollars in thousands)

    Deferred federal and state income taxes              $ 73,966       60,122
    Accrued postretirement benefit costs                   41,126       36,642
    Regulatory liability - income taxes                    31,278       36,111
    Minority interest                                      22,585       10,504
    Deferred investment tax credits                         8,175       10,431
    Other                                                  10,616       11,673
    --------------------------------------------------------------------------
                                                         $187,746      165,483
    ==========================================================================


    (8)      INCOME TAXES

       Income tax expense for the years ended December 31, 1994, 1993 and 1992 was allocated as follows:


    Year ended December 31,                            1994     1993     1992
    ==========================================================================
                                                       (Dollars in thousands)
    Income before cumulative effect of
       changes in accounting principles             $ 61,300   37,252   32,599
    Cumulative effect of changes in
       accounting principles                               -        -   (8,272)
    --------------------------------------------------------------------------
    Net tax expense in the consolidated
       statements of income                           61,300   37,252   24,327
    Stockholders' equity, primarily for compensation
       expense for tax purposes in excess of amounts
       recognized for financial reporting purposes    (1,243)    (800)  (2,885)
    --------------------------------------------------------------------------
                                                    $ 60,057   36,452   21,442
    ==========================================================================

       The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993 were as follows:

    December 31,                                            1994        1993
    =========================================================================
                                                         (Dollars in thousands)

    Deferred tax assets:
       Postretirement benefit costs                     $  12,908      10,809
       Net operating loss carryforwards of
          an acquired subsidiary                           10,283           -
       Regulatory liability                                10,948      12,011
       Deferred compensation                                2,676       2,522
       Deferred investment tax credits                      2,658       3,465
       Other employee benefits                              4,205       3,842
       Other                                                2,556         630
    -------------------------------------------------------------------------
          Total gross deferred tax assets                  46,234      33,279
          Less valuation allowance                        (10,283)          -
    -------------------------------------------------------------------------
          Net deferred tax assets                          35,951      33,279
    -------------------------------------------------------------------------

    Deferred tax liabilities:
       Property, plant and equipment, primarily due
          to depreciation differences                     (97,073)    (84,159)
       Intercompany profits                                (3,497)     (3,236)
       Other                                               (9,347)     (6,006)
    -------------------------------------------------------------------------
          Total gross deferred tax liabilities           (109,917)    (93,401)
    -------------------------------------------------------------------------
    Net deferred tax liability                           $(73,966)    (60,122)
    =========================================================================

       As a result of the acquisition of Celutel, Inc. ("Celutel") (see Note

    16) the Company has $29.4 million of net operating loss carryforwards at

    December 31, 1994 which relate to various entities acquired.  The yearly utilization of such loss carryforwards is limited to separate entity taxable income; the loss carryforwards are further limited by certain

    Internal Revenue Code regulations.  Subsequently recognized tax benefits applicable to the net operating loss carryforwards will reduce excess cost of net assets acquired.  The net operating loss carryforwards expire between 2002 and 2008.



       Income tax expense attributable to income before cumulative effect of changes in accounting principles was as follows:

    Year ended December 31,                         1994      1993      1992
    =========================================================================
                                                     (Dollars in thousands)
    Federal
       Current                                   $ 47,969    26,409    29,100
       Deferred                                     5,703     6,133    (1,742)
    State
       Current                                      5,908     4,062     4,926
       Deferred                                     1,720       648       315
    -------------------------------------------------------------------------
                                                 $ 61,300    37,252    32,599
    =========================================================================

       The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

    Year ended December 31,                           1994      1993     1992
    ==========================================================================
                                                  (Percentage of pre-tax income)

    Statutory federal income tax rate                 35.0%     35.0     34.0
    State income taxes, net of federal
       income tax benefit                              3.0       2.9      3.7
    Amortization of nondeductible excess
       cost of net assets acquired                     2.1       1.2      2.0
    Amortization of investment tax credits            (1.4)     (2.0)    (2.3)
    Amortization of regulatory liability              (1.2)     (1.8)    (2.6)
    Other, net                                          .4       (.2)      .4
    --------------------------------------------------------------------------
    Effective income tax rate                         37.9%     35.1     35.2
    ==========================================================================

    (9)      POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

       The Company sponsors defined benefit health care plans that provide postretirement medical, life and dental benefits to substantially all retired full-time employees.



       The Company adopted Statement of Financial Accounting Standards No. 106

    ("SFAS 106"), "Employers' Accounting for Postretirement Benefits Other

    Than Pensions," as of January 1, 1992 and elected immediate recognition of the transition obligation.  In accordance with the provisions of SFAS 71 the Company deferred $3.5 million of the $27.4 million transition obligation as a regulatory asset; such costs are being expensed in connection with recovery through the rate-making process.  The remaining

    $23.9 million, net of tax benefits which aggregated $9.2 million, was reported as the cumulative effect of a change in accounting principle.



       Net periodic postretirement benefit cost for 1994, 1993 and 1992 included the following components:


    Year ended December 31,                          1994      1993      1992
    ==========================================================================
                                                      (Dollars in thousands)

    Service cost                                   $ 2,007     1,640     1,040
    Interest cost                                    3,473     3,008     2,521
    Amortization of unrecognized actuarial losses      447       365         -
    Amortization of unrecognized prior service cost    121        86         -
    --------------------------------------------------------------------------
    Net periodic postretirement benefit cost       $ 6,048     5,099     3,561
    ==========================================================================

       The following table sets forth the amounts recognized as liabilities for postretirement benefits in the Company's consolidated balance sheets at December 31, 1994 and 1993.



    December 31,                                             1994        1993
    ==========================================================================
                                                          (Dollars in thousands)

    Accumulated postretirement benefit obligation:
       Retirees and retirees' dependents                 $  19,079      20,451
       Fully eligible active plan participants               8,300       6,753
       Other active plan participants                       16,430      18,555
    --------------------------------------------------------------------------
    Accumulated postretirement benefit obligation           43,809      45,759
    Plan assets                                                  -           -
    Unrecognized prior service cost                         (1,546)     (1,177)
    Unrecognized net gain (loss)                               173      (6,630)
    --------------------------------------------------------------------------
    Accrued postretirement benefit costs                 $  42,436      37,952
    ==========================================================================

       For calculation purposes, a 7% health care cost rate was assumed for

    1995 through 1997; the rate was assumed to decrease to 6% thereafter.  If the assumed health care cost trend rate had been increased by one percentage point in each year, the accumulated postretirement benefit obligation as of December 31, 1994 would have increased $7.5 million and the net periodic postretirement benefit cost for the year ended December

    31, 1994 would have increased $694,000.

       The discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1994 and 1993 were 8.5% and 7%,

    respectively.



       In the first quarter of 1994 the Company adopted Statement of Financial

    Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for

    Postemployment Benefits."  Liabilities for postemployment benefits in the consolidated balance sheet as of December 31, 1993 were not materially different than those required by SFAS 112; therefore, no cumulative effect of change in accounting principle was recorded upon adoption of SFAS 112.


    (10)     STOCK OPTION AND INCENTIVE PROGRAMS

       Century currently has two incentive compensation programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms:  incentive stock options and non-qualified stock options; stock awards; restricted stock; performance shares; and cash awards.



       Stock option transactions during 1992, 1993 and 1994 were as follows:


                                                     Number          Average
                                                   of options         price
    ========================================================================

    Outstanding December 31, 1991                  1,988,628         $ 14.31
       Exercised                                    (516,398)           8.97
       Granted at market price                       960,639           27.67
    --------------------------------------------------------
    Outstanding December 31, 1992                  2,432,869           20.72
       Exercised                                     (51,120)           9.90
    --------------------------------------------------------
    Outstanding December 31, 1993                  2,381,749           20.96
       Exercised                                    (139,282)          11.10
       Granted at market price                        31,000           26.25
    --------------------------------------------------------
    Outstanding December 31, 1994                  2,273,467           21.63
    ========================================================
    Exercisable December 31, 1993                  2,135,265           20.89
    ========================================================
    Exercisable December 31, 1994                  2,143,873           21.57
    ========================================================

       All of the options expire ten years after the date of grant.  As of

    December 31, 1994, Century has reserved 2.8 million shares of common stock which may be issued under the two incentive compensation programs.

    (11)     FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31,

    1994 and 1993.

                                                         Carrying     Fair
                                                          amount      value
    ===========================================================================
                                                       (Dollars in thousands)
    December 31, 1994
    ---------------------------------------------------------------------------

    Financial assets:
       Investments
          Note receivable (including current portion)   $ 25,000     25,000 (1)
          Marketable equity securities                  $  8,478     10,127 (2)
          Other                                         $  9,069      9,069 (1)

    Financial liabilities:
       Long-term debt (including current maturities)    $531,321    520,151 (3)
    ---------------------------------------------------------------------------

    December 31, 1993
    ---------------------------------------------------------------------------

    Financial assets:
       Investments
          Marketable equity securities                  $  8,478     11,444 (2)
          Other                                         $  9,039      9,039 (1)

    Financial liabilities:
       Long-term debt (including current maturities)    $378,666    406,612 (3)
    ===========================================================================

    (1) Fair value was estimated by the Company.
    (2) Fair value was based on quoted market prices.
    (3) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.

    Cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks - The carrying amount approximates the fair value due to the short maturity of these instruments.



    (12)     SUPPLEMENTAL CASH FLOW DISCLOSURES


       The Company paid interest of $40.8 million, $30.1 million and $24.0 million during 1994, 1993 and 1992, respectively.  Income taxes paid were

    $41.3 million in 1994, $37.1 million in 1993, and $30.5 million in 1992.


       Century has consummated the acquisition of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1994.  In connection with these acquisitions, the following assets were acquired, liabilities assumed and common and preferred stock issued:

    Year ended December 31,                        1994       1993       1992
    ==========================================================================
                                                     (Dollars in thousands)

    Property, plant and equipment              $  11,301     33,020     67,514
    Excess cost of net assets acquired           152,239     85,251    113,913
    Investment in unconsolidated
       cellular entities                               -      7,508          -
    Long-term debt                               (46,478)   (18,609)   (20,271)
    Deferred credits and other liabilities        (5,706)    (7,648)    (9,652)
    Other assets and liabilities, excluding cash
       and cash equivalents                       (1,191)     5,766      4,970
    Common stock issued                          (52,311)   (68,172)   (21,475)
    Preferred stock issued                        (1,875)         -          -
    --------------------------------------------------------------------------
    Decrease in cash                           $  55,979     37,116    134,999
    ==========================================================================

       Century has consummated the disposition of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1994.  In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:


    Year ended December 31,                        1994       1993       1992
    ==========================================================================
                                                     (Dollars in thousands)

    Property, plant and equipment              $  (2,673)         -     (3,231)
    Excess cost of net assets acquired            (3,976)         -     (4,772)
    Long-term debt                                     -          -      1,243
    Other assets and liabilities, excluding cash
       and cash equivalents                          993        191     (1,312)
    Assets of cellular system                     11,058          -          -
    Marketable equity securities                       -      1,470      7,008
    Gain on sales of assets                      (15,877)    (1,661)    (3,985)
    --------------------------------------------------------------------------
    Increase in cash                           $ (10,475)         -     (5,049)
    ==========================================================================


    (13)     BUSINESS SEGMENTS

       The Company currently operates in two principal segments - traditional telephone services and mobile communications services.  The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states.  Approximately 82% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio and Arkansas.

    The Company's cellular customers are located primarily in Louisiana,

    Michigan, Mississippi and Texas.


       The effect of the change in accounting principle related to accounting for postretirement benefits reduced 1992 operating income of the telephone operations and mobile communications operations by $1.7 million and

    $250,000, respectively.  Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

                                                            Mobile
                                            Telephone   Communications  Total
    ==========================================================================
                                                  (Dollars in thousands)
    Year ended December 31, 1994
    --------------------------------------------------------------------------
    Operating revenues                      $ 389,438      150,802     540,240
    Depreciation and amortization           $  73,175       21,255      94,430
    Operating income                        $ 137,992       31,443     169,435

    Year ended December 31, 1993
    --------------------------------------------------------------------------
    Operating revenues                      $ 348,485       84,712     433,197
    Depreciation and amortization           $  65,175       11,359      76,534
    Operating income                        $ 114,902        9,906     124,808

    Year ended December 31, 1992
    --------------------------------------------------------------------------
    Operating revenues                      $ 297,510       62,092     359,602
    Depreciation and amortization           $  53,927        8,971      62,898
    Operating income                        $ 103,672        5,956     109,628
    ==========================================================================


    Year ended December 31,                     1994         1993        1992
    ==========================================================================
                                                    (Dollars in thousands)

    Operating income                         $169,435      124,808     109,628
    Interest expense                          (42,577)     (30,149)    (27,166)
    Income from unconsolidated
       cellular entities                       15,698        6,626       1,692
    Gain on sales of assets                    15,877        1,661       3,985
    Other income and expense                    3,105        3,310       4,433
    --------------------------------------------------------------------------
    Income before income taxes and
       cumulative effect of changes
       in accounting principles              $161,538      106,256      92,572
    ==========================================================================

    Income before income taxes               $161,538      106,256      76,904
    ==========================================================================

    Capital expenditures
       Telephone                             $152,336      131,180     108,974
       Mobile Communications                 $ 39,937       56,092      10,904
    ==========================================================================

    Identifiable assets
       Telephone                           $1,053,950      969,388     803,901
       Mobile Communications                  430,777      224,913     141,522
       General corporate                       88,305       62,827      54,733
       Other                                   70,221       62,262      40,331
    --------------------------------------------------------------------------
          Total assets                     $1,643,253    1,319,390   1,040,487
    ==========================================================================


    (14)     ACCOUNTING FOR THE EFFECTS OF REGULATION

       The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS

    71"), "Accounting for the Effects of Certain Types of Regulation."

    Actions of a regulator can provide reasonable assurance of the existence of an asset, reduce or eliminate the
                                           value of an asset and impose a

    liability on a regulated enterprise.  SFAS 71 requires that, if a conflict exists between the application of SFAS 71 and another authoritative pronouncement, SFAS 71 is to be followed because other authoritative pronouncements do not consider the economic effects of the rate-making process.  Therefore, regulatory assets and liabilities established by the actions of a regulator are required to be recorded, and, accordingly,

    reflected in the balance sheet of an entity subject to SFAS 71.



       The Company's consolidated balance sheet as of December 31, 1994 included regulatory assets of approximately $9.2 million and regulatory liabilities of approximately $31.3 million exclusive of (i) property,

    plant and equipment, (ii) accumulated depreciation and (iii) deferred income taxes and deferred investment tax credits associated with regulatory assets and liabilities.  The $9.2 million of regulatory assets included assets established in connection with the adoption of SFAS 106

    ($2.4 million) and SFAS 109 ($3.7 million), extraordinary retirements

    ($542,000), compensated absences ($607,000) and deferred financing costs

    ($2.0 million).  The $31.3 million of regulatory liabilities was established in connection with the adoption of SFAS 109.  Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $12.2 million.



       Property, plant and equipment of the Company's regulated telephone operations has been depreciated using generally the straight line method over lives approved by regulators.  Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities.  In addition, in accordance with regulatory accounting, retirements of regulated telephone property have been charged to accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized.  These regulatory accounting policies have resulted in accumulated depreciation being significantly less than if the Company's telephone operations had not been regulated.



       Statement of Financial Accounting Standards No. 101 ("SFAS 101"),

    "Regulated Enterprises - Accounting for the Discontinuance of Application

    of FASB Statement No. 71," specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71.  SFAS

    101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with

    SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for enterprises in general. The Company has not determined

    (i) the amount of additional accumulated depreciation which would have to be recorded nor (ii) the amount, if any, by which property, plant and equipment would be impaired if the Company's regulated operations cease to become subject to SFAS 71.  In addition, deferred tax liabilities and deferred investment tax credits would be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

       The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory,

    competitive and legislative environments.  Should the regulated operations of the Company no longer qualify for the application of SFAS 71 at some future date, the net adjustments required would result in a material,

    extraordinary, noncash charge against earnings.  Telephone subsidiaries accounting and reporting for regulatory purposes would not be affected by the discontinued application of SFAS 71.



    (15)     RETIREMENT AND SAVINGS PLANS

       Century sponsors an Outside Directors' Retirement Plan and a

    Supplemental Executive Retirement Plan to provide directors and officers,

    respectively, with supplemental retirement, death and disability benefits.

    In addition, the bargaining unit employees of a subsidiary are provided benefits under a defined benefit pension plan.  At December 31, 1994 and

    1993, the combined accumulated benefit obligation of the plans,

    substantially all of which was vested, aggregated $15.2 million and $16.3 million, respectively.  The projected benefit obligation in excess of plan assets was $2.7 million and $7.4 million as of December 31, 1994 and 1993,

    respectively.  During 1994 and 1993 Century funded $3.0 million and

    $340,000, respectively, of the obligations of the plans.  Prepaid pension cost was $525,000 at December 31, 1994; accrued pension cost was $1.6 million at December 31, 1993.  The net periodic pension cost for 1994,

    1993 and 1992 was $1.2 million, $1.1 million and $930,000, respectively.

    Discount rates used in determining the year end liabilities were 8.5% for

    1994 and ranged from 7.0% to 7.25% for 1993.



       Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee

    Stock Ownership Plan ("ESOP").  These plans cover most employees with one year of service with the Company and are funded by Company contributions

    determined annually by the Board of Directors.   Century also sponsors a

    qualified profit sharing plan pursuant to Section 401(k) of the Internal

    Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company.  The Company's matching contributions to the

    401(k) Plan for 1994, 1993 and 1992 were $2.4 million, $2.0 million and

    $1.4 million, respectively.



       The Company recorded contributions related to the ESBP in the amount of

    $2.3 million, $1.8 million and $1.1 million during 1994, 1993 and 1992,

    respectively.  At December 31, 1994, the ESBP owned 4.4 million shares of

    Century common stock.



       The Company's contributions to the ESOP approximate the ESOP's debt service less dividends received by the ESOP applicable to unallocated shares.  The ESOP shares initially were pledged as collateral for its debt.  As the debt is repaid, shares are released from collateral based on the percentage of principal payment to outstanding debt before applying the principal payment.  As of each year end, such released shares are allocated to active employees.

       The ESOP had outstanding debt of $7.3 million at December 31, 1994 which was applicable to shares purchased prior to 1993.  Interest incurred by the ESOP on debt applicable to such shares was $571,000, $895,000 and

    $1.1 million in 1994, 1993 and 1992, respectively.  The Company contributed and expensed $1.9 million, $2.6 million and $2.4 million during 1994, 1993 and 1992, respectively, with respect to such shares.

    Dividends on unallocated ESOP shares used for debt service by the ESOP were $288,000 in 1994, $335,000 in 1993, and $375,000 in 1992.  ESOP

    shares as of December 31, 1994 and 1993 which were purchased prior to 1993 were as follows:

                                                       1994           1993
    =======================================================================

    Allocated shares                               1,164,290        996,331

    Unreleased shares                                706,998        882,490
    -----------------------------------------------------------------------
                                                   1,871,288      1,878,821
    =======================================================================


       The Company accounts for shares purchased subsequent to December 31,

    1992 in accordance with Statement of Position 93-6 ("SOP 93-6").

    Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations.

    Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt.  ESOP compensation expense for 1994 applicable to shares purchased subsequent to 1992 was $605,000.  The fair value of unreleased

    ESOP shares accounted for under SOP 93-6 was $11.7 million at December 31,

    1994.  ESOP shares purchased subsequent to 1992 totaled 416,850, of which

    20,842 were allocated and 396,008 were unreleased as of December 31, 1994.



    (16)     MAJOR ACQUISITIONS

       In February 1994 the Company acquired Celutel for approximately $106.0 million in a stock and cash transaction accounted for as a purchase.

    Approximately $56.0 million of the purchase price was paid in cash, with the remainder paid through the issuance of approximately 1.9 million shares of Century common stock.  Celutel currently provides cellular service to approximately 35,000 customers in five non-wireline provider systems in Metropolitan Statistical Areas ("MSAs") in Mississippi and

    Texas.



       In April 1993 the Company acquired San Marcos Telephone Company, Inc.

    ("SMTC") in a stock and cash transaction and acquired SM Telecorp, Inc.,

    an affiliate of SMTC, for cash. The total acquisition price for both companies approximated $100.0 million (based on Century's common stock price of $31-7/8 on the date of acquisition), the stock portion of which was represented by approximately 2.2 million shares of Century common stock.  As a result of the acquisitions, which were accounted for as purchases, the Company acquired approximately 22,500 telephone access lines in and around San Marcos, Texas, along with a 35% ownership interest in the Austin, Texas, MSA wireline cellular market and a 9.6%

    interest in the Texas Rural Service Area ("RSA") #16 wireline cellular market.



       In April 1992 the Company acquired Central Telephone Company of Ohio

    ("Central") for $120.0 million and changed Central's name to Century

    Telephone of Ohio, Inc. ("Ohio").  Ohio is a local exchange telephone company with approximately 70,400 access lines located in suburbs of

    Cleveland, Ohio.  In December 1992 the company acquired 100% of the

    Alexandria, Louisiana, MSA wireline cellular market for $18.2 million.



       The following pro forma information represents the consolidated results of operations of the Company as if each major acquisition had been combined with the Company as of January 1 of (i) the year in which the acquisition was consummated and (ii) the year prior to the acquisition.



    Year ended December 31,                          1994      1993      1992
    ==========================================================================
                                                      (Dollars in thousands,
                                                     except per share amounts)
                                                           (unaudited)


    Operating revenues                            $543,768   467,862   395,033

    Income before cumulative effect of

       changes in accounting principles           $ 98,958    62,516    58,324

    Net income                                    $ 98,958    62,516    42,656

    Fully diluted earnings per share before

       cumulative effect of changes in

       accounting principles                       $  1.77      1.15      1.12

    Fully diluted earnings per share               $  1.77      1.15       .85
    ==========================================================================


       The pro forma information is not necessarily indicative of the operating results that would have occured if each major acquisition had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results.  The actual results of operations of an acquired company are included in the Company's consolidated financial statements only from the date of acquisition.



    (17)     SALES OF ASSETS

       In 1994 the Company sold the assets comprising an RSA cellular system in Minnesota; the Company received (i) the assets of the Pine Bluff,

    Arkansas, MSA wireline cellular system and (ii) $10.5 million cash.  The transaction resulted in a pre-tax gain of $14.7 million ($8.5 million after-tax).  The Company also sold the assets of its paging operations during 1994 and recognized a gain of $1.2 million ($756,000 after-tax).

       During 1993 the Company sold a minority investment in a telephone company which resulted in a pre-tax gain of $1.7 million ($1.1 million after-tax).



       During 1992 the Company sold (i) two telephone subsidiaries which served approximately 2,000 access lines, (ii) its minority interest in an

    MSA cellular partnership and its minority interest in an RSA cellular partnership, and (iii) its 100% interest in an RSA cellular market.  The sales prices totaled $12.2 million and the transactions resulted in an aggregate pre-tax gain of $4.0 million ($2.6 million after-tax).



    (18)     INVESTMENTS IN UNCONSOLIDATED CELLULAR ENTITIES

       The Company's share of earnings from cellular entities in which it does not own a majority interest was $16.9 million, $7.6 million and $2.1 million in 1994, 1993 and 1992, respectively, and is included, net of $1.2 million, $966,000 and $395,000 of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities."  Over

    70% of the 1994 income from unconsolidated cellular entities was attributable to the following investments:



                                                          Ownership interest
    ========================================================================
    GTE Mobilnet of Austin Limited Partnership                    35%

    Alltel Cellular Associates of Arkansas Limited Partnership    36%

    Lafayette MSA Limited Partnership                             49%
    ========================================================================


       Consolidated retained earnings at December 31, 1994 which represented undistributed earnings of unconsolidated cellular entities was $15.4 million.



       The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations of the cellular entities in which the Company's investments are accounted for by the equity method.



    December 31,                                        1994         1993
    ======================================================================
                                                     (Dollars in thousands)
                                                          (unaudited)
    Assets
       Current assets                               $  76,191       52,273
       Property and other noncurrent assets           277,269      234,512
    ----------------------------------------------------------------------
                                                    $ 353,460      286,785
    ======================================================================
    Liabilities and equity
       Current liabilities                          $  48,144       47,814
       Noncurrent liabilities                          11,080        9,627
       Equity                                         294,236      229,344
    ----------------------------------------------------------------------
                                                    $ 353,460      286,785
    ======================================================================

    Year ended December 31,                      1994      1993      1992
    ======================================================================
                                                  (Dollars in thousands)
                                                         (unaudited)
    Results of operations
       Revenues                              $ 329,907   236,230   151,978

       Operating income                      $  93,512    52,742    26,683

       Income before cumulative effect of
          changes in accounting principles   $  92,446    53,617    29,148

       Net income                            $  92,446    53,607    25,971
    ======================================================================


    (19)     COMMITMENTS AND CONTINGENCIES

       Construction expenditures and investments in vehicles, buildings and other work equipment during 1995 are estimated to be $112.0 million for telephone operations, $59.0 million for mobile communications operations and $12.0 million for other operations.



       The Company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.



    (20)     SUBSEQUENT EVENT

       On January 20, 1995 Century announced that it was calling for redemption all $115.0 million of its outstanding 6% convertible debentures due 2007 at a redemption price of 104.2% of principal plus accrued interest from February 1, 1995 to February 21, 1995, the redemption date.

    The debentures may be converted into Century common stock by the debenture holders on or before February 13, 1995 at a conversion price of $25.33 per share.



       The debentures were issued in February 1992.  If Century had issued common stock instead of the debentures, primary earnings per share for the years ended December 31, 1994 and 1993 would have been $1.81 and $1.32,

    respectively; primary earnings per share before the cumulative effect of changes in accounting principles in 1992 would have been $1.22.

                       CENTURY TELEPHONE ENTERPRISES, INC.
              Consolidated Quarterly Income Information (unaudited)


                                     First     Second      Third     Fourth
                                    Quarter    Quarter    Quarter    Quarter
    ========================================================================
                                (Dollars in thousands, except per share amounts)
    1994
    ------------------------------------------------------------------------
    Operating revenues            $ 120,980    132,880    141,515    144,865

    Operating income              $  35,886     41,713     45,781     46,055

    Net income                    $  19,201     21,485     24,613     34,939

    Fully diluted earnings
      per share                   $     .35        .39        .44        .62
    ========================================================================

    1993
    ------------------------------------------------------------------------
    Operating revenues            $  96,825    107,338    112,765    116,269

    Operating income              $  28,267     31,343     33,477     31,721

    Net income                    $  15,740     16,517     17,596     19,151

    Fully diluted earnings
      per share                   $     .31        .32        .33        .36
    ========================================================================

       Fully diluted earnings per share for the fourth quarter of 1994 includes

    $.16 per share of gain on the sales of assets; such increase in fully diluted earnings per share was partially offset by a decrease of $.03 per share related to cellular commissions incurred (during the fourth quarter of 1994 as compared to the average of the first three quarters of 1994) as a result of the significant increase in the number of cellular subscribers activated during the quarter.



       Fully diluted earnings per share for the fourth quarter of 1993 reflects a decrease of $.04 per share related to cellular commissions incurred (during the fourth quarter of 1993 as compared to the average of the first three quarters of 1993) as a result of the significant increase in the number of cellular subscribers activated during the quarter; such decrease was offset by non-recurring favorable income tax adjustments of

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

    Mr. Williams or the Company to terminate such agreement.





    Name                          Age      Office(s) held with Century
    -----------------------------------------------------------------------
    Clarke M. Williams            73       Chairman of the Board
                                             of Directors

    Glen F. Post, III             42       Vice Chairman of the
                                             Board of Directors, President
                                             and Chief Executive Officer

    R. Stewart Ewing, Jr.         43       Senior Vice President and Chief
                                             Financial Officer

    W. Bruce Hanks                40       President - Telecommunications
                                             Services

    Harvey P. Perry               50       Senior Vice President, General
                                             Counsel and Secretary

    Kenneth R. Cole               47       President - Telephone Group


         Each of the Registrant's executive officers has served as an officer of the Registrant and/or one or more of its subsidiaries in varying capacities for more than the past 5 years.  Mr. Cole has served as

    President-Telephone Group since January 1995 and as Vice President from

    1983 to 1994.



         The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its

    1995 annual meeting of stockholders (the "Proxy Statement"), which Proxy

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



    Item 14.     Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K.

           a.   Financial Statements

                (i) Consolidated Financial Statements:

                      Independent Auditors' Report on Consolidated Financial

                        Statements and Financial Statement Schedule


                      Consolidated Statements of Income for the Years Ended

                        December 31, 1994, 1993 and 1992


                      Consolidated Balance Sheets - December 31, 1994

                        and 1993


                      Consolidated Statements of Cash Flows for the Years

                        Ended December 31, 1994, 1993 and 1992


                      Consolidated Statements of Stockholders' Equity for

                        the Years Ended December 31, 1994, 1993 and 1992


                      Notes to Consolidated Financial Statements

                      Consolidated Quarterly Income Information (unaudited)


                    (ii) Schedules:*

                      I    Condensed Financial Information of Registrant

                       *   Those Schedules not listed above are omitted as not

                             applicable or not required.



           b.   Reports on Form 8-K.

                There were no reports on Form 8-K filed during the fourth

                quarter of 1994.



           c.   Exhibits:



               3(i)   Restated Articles of Incorporation of Registrant, dated

                         September 30, 1994 (incorporated by reference to

                         Exhibit 3(i) to Registrant's Quarterly Report on Form

                         10-Q for the quarter ended September 30, 1994).



               3(ii)  Registrant's Bylaws, as amended through August 23, 1994

                         (incorporated by reference to Exhibit 3(ii) to

                         Registrant's Quarterly Report on Form 10-Q for the

                         quarter ended September 30, 1994).



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

                         May 15, 1992 (incorporated by reference to Exhibit 4.1

                         to Registrant's Annual Report on Form 10-K for the

                         year ended December 31, 1992) and the second amendment

                         thereto dated March 31,1993 (incorporated by reference

                         to Exhibit 19.1 to Registrant's Quarterly Report on

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

                         31, 1977).



               4.10   Form of Indenture dated May 1, 1940 among Century

                         Telephone of Wisconsin, Inc. (formerly La Crosse

                         Telephone Corporation) and the First National Bank of

                         Chicago and the Co-Trustee named therein (incorporated

                         by reference to Exhibit 4.12 to Registration No. 2-

                         48478).



               4.11   Supplemental Indenture No. 12 (incorporated by reference

                         to Exhibit 5.12 to Registration No. 2-62172) and

                         Supplemental Indentures 13 and 14 (incorporated by

                         reference to Exhibit 5.11 to Registration No. 2-

                         68731), each of which are supplemental indentures to

                         the Form of Indenture dated May 1, 1940 listed above

                         as Exhibit 4.10.



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



               4.23   Indenture, dated February 1, 1992, between Registrant and

                         Regions Bank (formerly First American Bank and Trust

                         of Louisiana) (incorporated by reference to Exhibit

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

                         April 8, 1993 (incorporated by reference to Exhibit

                         19.2 to Registrant's Quarterly Report on Form 10-Q for

                         the quarter ended March 31, 1993), amendment thereto

                         dated July 9, 1993 (incorporated by reference to

                         Exhibit 4.24 to Registrant's Annual Report on Form 10-

                         K for the year ended December 31, 1993) and amendment

                         thereto dated August 15, 1994 (incorporated by

                         reference to Exhibit 4.1 to Registrant's Quarterly

                         Report on Form 10-Q for the quarter ended September

                         30, 1994).



               4.26   Resolutions adopted by the Executive Committee of the

                         Board of Directors on April 29, 1994 designating the

                         terms and conditions of the Company's 7-3/4% Senior

                         Notes, Series A, due 2004 and 8-1/4% Senior Notes,

                         Series B, due 2024 ("Senior Notes") (incorporated by

                         reference to Exhibit 4.1 to Registrant's Quarterly

                         Report on Form 10-Q for the quarter ended March 31,

                         1994).



               4.27   Form of Senior Notes (incorporated by reference to

                         Exhibit 4.3 of the Company's Registration Statement on

                         Form S-3, Registration No. 33-52915).

               4.28   Indenture dated as of March 31, 1994 between the Company

                         and Regions Bank (formerly First American Bank & Trust

                         of Louisiana), as Trustee (incorporated by reference

                         to Exhibit 4.1 of the Company's Registration Statement

                         on Form S-3, Registration No. 33-52915).



              10.1*   Employment Agreement, dated May 24, 1993, by and between

                         Clarke M. Williams and Registrant (incorporated by

                         reference to Exhibit 19.1 to Registrant's Quarterly

                         Report on Form 10-Q for the quarter ended June 30,

                         1993).



              10.2*   Form of agreement that the registrant has entered into

                         with each Executive Officer other than Mr. Williams

                         (incorporated by reference to Exhibit 10.2 to

                         Registrant's Annual Report on Form 10-K for the year

                         ended December 31, 1990).



              10.3*   Registrant's Outside Directors' Retirement Plan, dated

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



              10.4*   Registrant's Amended and Restated Supplemental Executive

                         Retirement Plan, as amended and restated July 1, 1994

                         and amendment thereto dated February 10, 1995,

                         included elsewhere herein.



              10.5*   Registrant's 1983 Restricted Stock Plan, dated February

                         21, 1984 (incorporated by reference to Registrant's

                         Annual Report on Form 10-K for the year ended December

                         31, 1985).



              10.6*   Registrant's Key Employee Incentive Compensation Plan,

                         dated January 1, 1984 (incorporated by reference to

                         Registrant's Annual Report on Form 10-K for the year

                         ended December 31, 1985).

              10.7*   The Century Telephone Enterprises, Inc. Dollars & Sense

                         Plan and Trust, as amended and restated, generally

                         effective April 1, 1992, included elsewhere herein.



              10.8*   Century Telephone Enterprises, Inc. Employee Stock

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

                         June 1, 1993 and June 10, 1993 (incorporated by

                         reference to Exhibit 10.8 to Registrant's Annual

                         Report on Form 10-K for the year ended December 31,

                         1993).



              10.9*   Registrant's 1988 Incentive Compensation Program as

                         amended and restated August 22, 1989 (incorporated by

                         reference to Exhibit 19.8 to Registrant's Quarterly

                         Report on Form 10-Q for the quarter ended September

                         30, 1989).



              10.10*  Form of Stock Option Agreement entered into in 1988 by

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



              10.11*  Registrant's 1990 Incentive Compensation Program, dated

                         March 15, 1990 (incorporated by reference to Exhibit

                         19.1 to Registrant's Quarterly Report on Form 10-Q for

                         the quarter ended June 30, 1990).



              10.12*  Form of Stock Option Agreement entered into in 1990 by the Registrant, pursuant to 1990 Incentive

                         Compensation Program, with certain of its officers

                         (incorporated by reference to Exhibit 19.3 to

                         Registrant's Quarterly Report on Form 10-Q for the

                         quarter ended June 30, 1990).



              10.13*  Form of Stock Option Agreement entered into in 1992 by

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

                         Form S-4 dated February 3, 1993, Registration No. 33-

                         57838).



              10.16*  Registrant's Amended and Restated Salary Continuation

                         (Disability) Plan for Officers, dated November 26,

                         1991 (incorporated by reference to Exhibit 10.16 of

                         Registrant's Annual Report on Form 10-K for the year

                         ended December 31, 1991).



              10.18*  Form of Performance Share Agreement Under the 1990

                         Incentive Compensation Program, entered into in 1993

                         with certain of its officers and employees

                         (incorporated by reference to Exhibit 28.1 to

                         Registrant's Quarterly Report on Form 10-Q for the

                         quarter ended March 31, 1993).



              10.19*  Form of Restricted Stock Agreement and Performance Share

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

                         Registration Statement No. 33-50791 filed January 12,

                         1994 pursuant to Rule 424(b)(5)).

              10.21*  Registrant's  Amended and Restated Supplemental Defined

                         Contribution Plan, dated as of January 1, 1994,

                         included elsewhere herein.



              10.22*  Registrant's Amended and Restated Supplemental Dollars &

                         Sense Plan, effective as of January 1, 1995, included

                         elsewhere herein.



              10.23   Loan Agreement and Grant of Rights of First Refusal to

                         Acquire Assets and/or Capital Stock of MillTenn, Inc.

                         and its Subsidiaries (incorporated by reference to

                         Exhibit 10.1 to Registrant's Quarterly Report on Form

                         10-Q for the quarter ended March 31, 1994).



              10.24*  Agreement, dated December 31, 1994, by and between Jim D.

                         Reppond and Registrant, included elsewhere herein.



              10.25*  The Century Telephone Enterprises, Inc. Stock Bonus Plan,

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

                         June 1, 1993 and June 10, 1993 (incorporated by

                         reference to Exhibit 4.21 to Regis-trant's Annual

                         Report on Form 10-K for the year ended December 31,

                         1993).



              11      Computations of Earnings Per Share, included elsewhere
                        herein.


              21      Subsidiaries of the Registrant, included elsewhere herein.


              23      Independent Auditors' Consent, included elsewhere herein.


              27      Financial Data Schedule, included elsewhere herein.


           *  Management contract or compensatory plan or arrangement.

                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTURY TELEPHONE ENTERPRISES, INC.


    Date:  March 17, 1995           By:  /s/ Clarke M. Williams
                                            Clarke M. Williams
                                          Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


    /s/ Clarke M. Williams        Chairman of the Board
    Clarke M. Williams              of Directors                March 17, 1995

                                  Vice Chairman of the
                                    Board of Directors,
    /s/ Glen F. Post, III           President, and Chief
    Glen F. Post, III               Executive Officer           March 17, 1995


                                  Senior Vice President
    /s/ R. Stewart Ewing, Jr.       and Chief Financial
    R. Stewart Ewing, Jr.           Officer                     March 17, 1995


                                  Senior Vice President,
    /s/ Harvey P. Perry             Secretary, General
    Harvey P. Perry                 Counsel and Director        March 17, 1995



    /s/ W. Bruce Hanks            President - Telecommunications
    W. Bruce Hanks                  Services and Director       March 17, 1995



    /s/ Murray H. Greer           Controller (Principal
    Murray H. Greer                 Accounting Officer)         March 17, 1995



    /s/ William R. Boles, Jr.     Director
    William R. Boles, Jr.                                       March 17, 1995

    /s/ Virginia Boulet           Director
    Virginia Boulet                                             March 17, 1995



    /s/ Ernest Butler, Jr.        Director
    Ernest Butler, Jr.                                          March 17, 1995



    /s/ Calvin Czeschin           Director
    Calvin Czeschin                                             March 17, 1995



    /s/ James B. Gardner          Director
    James B. Gardner                                            March 17, 1995



    /s/ R. L. Hargrove, Jr.       Director
    R. L. Hargrove, Jr.                                         March 17, 1995



    /s/ Johnny Hebert             Director
    Johnny Hebert                                               March 17, 1995



    /s/ F. Earl Hogan             Director
    F. Earl Hogan                                               March 17, 1995



    /s/ C. G. Melville, Jr.       Director
    C. G. Melville, Jr.                                         March 17, 1995



    /s/ Jim D. Reppond            Director
    Jim D. Reppond                                              March 17, 1995

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                 (Parent Company)
                               STATEMENTS OF INCOME



                                                     Year ended December 31,
    =========================================================================
                                                    1994      1993      1992
    -------------------------------------------------------------------------
                                                     (Dollars in thousands)


    REVENUES                                    $   6,190     5,860     6,562
    -------------------------------------------------------------------------

    EXPENSES
          Operating expenses                        5,400     6,014     6,281
          Depreciation and amortization             6,603     5,877     4,086
    -------------------------------------------------------------------------
             Total expenses                        12,003    11,891    10,367
    -------------------------------------------------------------------------

    OPERATING LOSS                                 (5,813)   (6,031)   (3,805)
    -------------------------------------------------------------------------

    OTHER INCOME (EXPENSE)
          Interest expense                        (34,463)  (20,678)  (18,630)
          Interest income                          24,088    10,696    10,080
    -------------------------------------------------------------------------
             Total other income (expense)         (10,375)   (9,982)   (8,550)
    -------------------------------------------------------------------------

    LOSS BEFORE INCOME TAXES, CUMULATIVE EFFECT
      OF CHANGES IN ACCOUNTING PRINCIPLES AND
      EQUITY IN SUBSIDIARIES' EARNINGS            (16,188)  (16,013)  (12,355)

    Income tax benefit                              3,205     5,037     2,173
    -------------------------------------------------------------------------

    LOSS BEFORE CUMULATIVE EFFECT OF CHANGES
      IN ACCOUNTING PRINCIPLES AND EQUITY
      IN SUBSIDIARIES' EARNINGS                   (12,983)  (10,976)  (10,182)

    Cumulative effect of changes in
      accounting principles                             -         -     1,292
    -------------------------------------------------------------------------

    LOSS BEFORE EQUITY IN
      SUBSIDIARIES' EARNINGS                      (12,983)  (10,976)   (8,890)

    Equity in subsidiaries' earnings              113,221    79,980    53,195
    -------------------------------------------------------------------------
    NET INCOME                                  $ 100,238    69,004    44,305
    =========================================================================

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                 (Parent Company)
                                  BALANCE SHEETS

                                                               December 31,
    ===========================================================================
                                                          1994            1993
    ---------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                      ASSETS
    CURRENT ASSETS
          Cash and cash equivalents                  $    3,097           2,975
          Receivables from subsidiaries                 126,821          53,638
          Other receivables                                 941           7,330
          Prepayments and other                             844             857
    ---------------------------------------------------------------------------
             Total current assets                       131,703          64,800
    ---------------------------------------------------------------------------

    PROPERTY, PLANT AND EQUIPMENT
          Property and equipment                            932           1,192
          Accumulated depreciation                         (524)           (772)
    ---------------------------------------------------------------------------
             Net property, plant and equipment              408             420
    ---------------------------------------------------------------------------

    INVESTMENTS AND OTHER ASSETS
          Investments in subsidiaries (at equity)     1,032,991         771,062
          Receivables from subsidiaries                 155,156         130,568
          Note receivable                                24,167               -
          Deferred charges and other                     33,518          28,728
    ---------------------------------------------------------------------------
             Total investments and other assets       1,245,832         930,358
    ---------------------------------------------------------------------------

    TOTAL ASSETS                                     $1,377,943         995,578
    ===========================================================================

                              LIABILITIES AND EQUITY
    CURRENT LIABILITIES
          Current maturities of long-term debt       $    5,481           4,450
          Notes payable to banks                        158,000         150,500
          Payables to subsidiaries                      155,551          93,540
          Accrued interest                                7,345           5,431
          Other accrued liabilities                      11,420           3,656
    ---------------------------------------------------------------------------
             Total current liabilities                  337,797         257,577
    ---------------------------------------------------------------------------

    LONG-TERM DEBT                                      342,334         190,615
    ---------------------------------------------------------------------------

    PAYABLES TO SUBSIDIARIES                             34,197          25,696
    ---------------------------------------------------------------------------

    DEFERRED CREDITS AND OTHER LIABILITIES               13,379           7,922
    ---------------------------------------------------------------------------

    STOCKHOLDERS' EQUITY
          Common stock, $1.00 par value, authorized
             100,000,000 shares, issued and outstanding
             53,574,361 and 51,294,705 shares            53,574          51,295
          Paid-in capital                               319,235         262,294
          Retained earnings                             291,999         208,945
          Unearned ESOP shares                          (16,840)         (9,220)
          Preferred stock - non-redeemable                2,268             454
    ---------------------------------------------------------------------------
             Total stockholders' equity                 650,236         513,768
    ---------------------------------------------------------------------------

    TOTAL LIABILITIES AND EQUITY                     $1,377,943         995,578
    ===========================================================================

              SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                 (Parent Company)
                             STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
    ===========================================================================
                                                      1994      1993      1992
    ---------------------------------------------------------------------------
                                                       (Dollars in thousands)
    OPERATING ACTIVITIES
      Net income                                 $  100,238    69,004    44,305
      Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
          Depreciation and amortization               6,603     5,877     4,086
          Deferred income taxes                       5,918      (451)    2,886
          Earnings of subsidiaries                 (113,221)  (79,980)  (53,195)
          Cumulative effect of changes in
            accounting principles                         -         -    (1,292)
          Gain on sale of subsidiary                      -         -      (641)
          Changes in current assets and
            current liabilities:
             (Increase) decrease in other
               receivables                            7,078    (6,692)     (500)
             Increase in other accrued liabilities    5,063     1,203     1,075
             Change in other current assets and
                other current liabilities, net        6,014       102     3,806
          Other, net                                    766     1,934       635
    ---------------------------------------------------------------------------
             Net cash provided by (used in)
               operating activities                  18,459    (9,003)    1,165
    ---------------------------------------------------------------------------

    INVESTING ACTIVITIES
      Acquisitions                                  (55,979)  (33,209) (135,131)
      Capital contributions to subsidiaries         (47,516)  (16,819)  (14,881)
      Dividends received from subsidiaries            3,841       908    12,030
      Increase in receivables from subsidiaries     (98,917)  (13,024)   (6,020)
      Increase in payables to subsidiaries           70,512    23,848    20,471
      Note receivable                               (25,000)        -         -
      Purchase of Industrial Development
        Revenue bonds                                     -   (19,000)        -
      Other, net                                     (3,292)   (2,893)    9,932
    ---------------------------------------------------------------------------
             Net cash used in investing activities (156,351)  (60,189) (113,599)
    ---------------------------------------------------------------------------

    FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt      147,754         -   112,987
      Payments of long-term debt                     (4,870)   (6,697)  (10,118)
      Notes payable, net                              7,500    88,500    14,700
      Proceeds from issuance of common stock          4,814     3,529     8,776
      Cash dividends paid                           (17,184)  (15,735)  (14,119)
    ---------------------------------------------------------------------------
             Net cash provided by financing
               activities                           138,014    69,597   112,226
    ---------------------------------------------------------------------------
    NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                              122       405      (208)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR    2,975     2,570     2,778
    ---------------------------------------------------------------------------

    CASH AND CASH EQUIVALENTS AT END OF YEAR     $    3,097     2,975     2,570
    ===========================================================================

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                 (Parent Company)
              NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



    (A)  LONG-TERM DEBT

         The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1994 are as follows:

                                   1995-  $5.5 million
                                   1996-  $35.5 million
                                   1997-  $5.0 million
                                   1998-  $4.7 million
                                   1999-  $4.3 million

    (B)  GUARANTEES

         As of December 31, 1994, Century has guaranteed a promissory note for a subsidiary of $2.7 million, as well as the applicable interest and premium. Century has also guaranteed $1.1 million in Industrial Development Revenue Bonds originally issued by a subsidiary; such bonds were assumed by the purchaser of the subsidiary's assets.

    (C)  DIVIDENDS FROM SUBSIDIARIES

         Dividends paid to Century by consolidated subsidiaries were $3.8 million, $908,000, and $12.0 million during 1994, 1993 and 1992, respectively.

    (D)  INCOME TAXES AND INTEREST PAID

         Income taxes paid by Century (including amounts reimbursed from subsidiaries) were $35.0 million, $31.5 million and $26.5 million during 1994, 1993 and 1992, respectively.

         Interest paid by Century was $32.0 million, $20.9 million and $15.7 million during 1994, 1993 and 1992, respectively.

    (E)  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

         Century adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of January 1, 1992.

    (F)  AFFILIATED TRANSACTIONS

         Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. Century recorded intercompany interest income of $22.2 million, $10.6 million and $9.4 million in 1994, 1993 and 1992, respectively.

                       CENTURY TELEPHONE ENTERPRISES, INC.

                               INDEX TO EXHIBITS

                               December 31, 1994



    Exhibit
    Number
    -------


    3(i)  Restated Articles of Incorporation of Registrant, dated September 30,

            1994 (incorporated by reference to Exhibit 3(i) to Registrant's

            Quarterly Report on Form 10-Q for the quarter ended September 30,

            1994).



    3(ii) Registrant's Bylaws, as amended through August 23, 1994 (incorporated by reference to Exhibit 3(ii) to Registrant's Quarterly Report on

            Form 10-Q for the quarter ended September 30, 1994).



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

            Registrant's Annual Report on Form 10-K for the year ended December

            31, 1977).



    4.10  Form of Indenture dated May 1, 1940 among Century Telephone of

            Wisconsin, Inc. (formerly La Crosse Telephone Corporation) and the

            First National Bank of Chicago and the Co-Trustee named therein

            (incorporated by reference to Exhibit 4.12 to Registration No. 2-

            48478).



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



    4.23  Indenture, dated February 1, 1992, between Registrant and Regions

            Bank (formerly First American Bank and Trust of Louisiana)

            (incorporated by reference to Exhibit 4.23 to Registrant's Annual

            Report on Form 10-K for the year ended December 31, 1991).



    4.24  Revolving Credit Facility Agreement, dated February 7, 1992 between

            Registrant and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-

            K for the year ended December 31, 1991), amendment thereto dated

            April 8, 1993 (incorporated by reference to Exhibit 19.2 to

            Registrant's Quarterly Report on Form 10-Q for the quarter ended

            March 31, 1993), amendment thereto dated July 9, 1993 (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form

            10-K for the year ended December 31, 1993) and amendment thereto dated August 15, 1994 (incorporated by reference to Exhibit 4.1 to

            Registrant's Quarterly Report on Form 10-Q for the quarter ended

            September 30, 1994).



    4.26  Resolutions adopted by the Executive Committee of the Board of

            Directors on April 29, 1994 designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4%

            Senior Notes, Series B, due 2024 ("Senior Notes") (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form

            10-Q for the quarter ended March 31, 1994).



    4.27  Form of Senior Notes (incorporated by reference to Exhibit 4.3 of the

            Company's Registration Statement on Form S-3, Registration No. 33-

            52915).



    4.28  Indenture dated as of March 31, 1994 between the Company and Regions

            Bank (formerly First American Bank & Trust of Louisiana), as

            Trustee (incorporated by reference to Exhibit 4.1 of the Company's

            Registration Statement on Form S-3, Registration No. 33-52915).



    10.1  Employment Agreement, dated May 24, 1993, by and between Clarke M.

            Williams and Registrant (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended

            June 30, 1993).



    10.2  Form of agreement that the registrant has entered into with each

            Executive Officer other than Mr. Williams (incorporated by reference to Exhibit 10.2 to Registrant's Annual Report on Form 10-

            K for the year ended December 31, 1990).



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



    10.4  Registrant's Amended and Restated Supplemental Executive Retirement

            Plan, as amended and restated July 1, 1994 and amendment thereto dated February 10, 1995, included herein.



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



    10.6  Registrant's Key Employee Incentive Compensation Plan, dated January

            1, 1984 (incorporated by reference to Registrant's Annual Report on

            Form 10-K for the year ended December 31, 1985).



    10.7  The Century Telephone Enterprises, Inc. Dollars & Sense Plan and

            Trust, as amended and restated, generally effective April 1, 1992,

            included herein.



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

            1992 (incorporated by reference to Exhibit 10.8 to Registrant's

            Annual Report on Form 10-K for the year ended December 31, 1992)

            and amendments thereto dated June 1, 1993 and June 10, 1993

            (incorporated by reference to Exhibit 10.8 to Registrant's Annual

            Report on Form 10-K for the year ended December 31, 1993).



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

            June 30, 1990).



    10.13 Form of Stock Option Agreement entered into in 1992 by the

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



    10.21 Registrant's  Amended and Restated Supplemental Defined Contribution

            Plan, dated as of January 1, 1994, included herein.



    10.22 Registrant's Amended and Restated Supplemental Dollars & Sense Plan,

            effective as of January 1, 1995, included herein.



    10.23 Loan Agreement and Grant of Rights of First Refusal to Acquire Assets

            and/or Capital Stock of MillTenn, Inc. and its Subsidiaries

            (incorporated by reference to Exhibit 10.1 to Registrant's

            Quarterly Report on Form 10-Q for the quarter ended March 31,

            1994).



    10.24 Agreement, dated December 31, 1994, by and between Jim D. Reppond and

            Registrant, included herein.



    10.25 The Century Telephone Enterprises, Inc. Stock Bonus Plan, PAYSOP and

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

            December 31, 1991), amendment thereto dated March 31, 1992

            (incorporated by reference to Exhibit 4.21 to Registrant's Annual

            Report on Form 10-K for the year ended December 31, 1992) and amendments thereto dated June 1, 1993 and June 10, 1993

            (incorporated by reference to Exhibit 4.21 to Registrant's Annual

            Report on Form 10-K for the year ended December 31, 1993).



    11    Computations of Earnings Per Share, included herein.



    21    Subsidiaries of the Registrant, included herein.



    23    Independent Auditors' Consent, included herein.



    27    Financial Data Schedule, included herein.