Form 10-Q
period 1995-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1995-05-09
CIK 18926

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

              For the quarterly period ended March 31, 1995

                                  or

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


       As of April 30, 1995, there were 58,321,488 shares of common stock outstanding.

                 CENTURY TELEPHONE ENTERPRISES, INC.

                        TABLE OF CONTENTS



                                                           Page No.
                                                           --------
      Part I.  Financial Information:

         Consolidated Statements of Income--Three Months
           Ended March 31, 1995 and 1994 . . . . . . . . . . . 3

         Consolidated Balance Sheets--March 31, 1995 and
           December 31, 1994 . . . . . . . . . . . . . . . . . 4

         Consolidated Statements of Stockholders' Equity--
           Three Months Ended March 31, 1995 and 1994  . . . . 5

         Consolidated Statements of Cash Flows--
           Three Months Ended March 31, 1995 and 1994  . . . . 6

         Notes to Consolidated Financial Statements  . . . . .7-8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . .9-14

      Part II. Other Information . . . . . . . . . . . . . . . 14

      Signature  . . . . . . . . . . . . . . . . . . . . . . . 15

      Index to Exhibits  . . . . . . . . . . . . . . . . . . . 16

                    PART I.  FINANCIAL INFORMATION

                  CENTURY TELEPHONE ENTERPRISES, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)


                                                        Three months
                                                       ended March 31
                                                       --------------
                                                        1995     1994
                                                       ------   ------
                                                 (Dollars, except per share
                                                    amounts, and shares
                                                  expressed in thousands)

      OPERATING REVENUES
         Telephone                                   $100,276   91,770
         Mobile Communications                         42,149   29,210
                                                      -------  -------
            Total operating revenues                  142,425  120,980
                                                      -------  -------
      OPERATING EXPENSES
         Cost of sales and operating expenses          69,016   63,661
         Depreciation and amortization                 25,853   21,433
                                                      -------  -------
            Total operating expenses                   94,869   85,094
                                                      -------  -------
      OPERATING INCOME                                 47,556   35,886
                                                      -------  -------
      OTHER INCOME (EXPENSE)
         Interest expense                             (11,396)  (8,502)
         Income from unconsolidated cellular entities   4,724    2,564
         Gain on sales of assets                        5,909        -
         Minority interest                             (1,946)    (698)
         Other income and expense                         848      889
                                                      -------  -------
            Total other income (expense)               (1,861)  (5,747)
                                                      -------  -------
      INCOME BEFORE INCOME TAX EXPENSE                 45,695   30,139

      Income tax expense                               18,695   10,938
                                                      -------  -------
      NET INCOME                                     $ 27,000   19,201
                                                      =======  =======
      PRIMARY EARNINGS PER SHARE                     $    .48      .36
                                                      =======  =======
      FULLY DILUTED EARNINGS PER SHARE               $    .47      .35
                                                      =======  =======
      DIVIDENDS PER COMMON SHARE                     $  .0825    .0800
                                                      =======  =======
      AVERAGE PRIMARY SHARES OUTSTANDING               56,184   52,817
                                                      =======  =======
      AVERAGE FULLY DILUTED SHARES OUTSTANDING         58,660   57,478
                                                      =======  =======

       See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                                     March 31,  December 31,
                                                       1995         1994
                                                    ----------   ----------
                                                     (Dollars in thousands)
                             ASSETS
      CURRENT ASSETS
      Cash and cash equivalents                   $   10,599        7,154
      Accounts receivable
         Customers, less allowance for doubtful
           accounts of $2,216 and $2,360              39,167       40,824
         Other                                        19,450       23,180
      Materials and supplies, at average cost          6,363        7,090
      Other                                            2,911        2,980
                                                   ---------    ---------
                                                      78,490       81,228
                                                   ---------    ---------
      NET PROPERTY, PLANT AND EQUIPMENT              984,897      947,131
                                                   ---------    ---------
      INVESTMENTS AND OTHER ASSETS
      Excess cost of net assets acquired,
        less accumulated amortization of
        $43,008 and $40,756                          447,293      441,436
      Other                                          181,471      173,458
                                                   ---------    ---------
                                                     628,764      614,894
                                                   ---------    ---------
                                                  $1,692,151    1,643,253
                                                   =========    =========

                         LIABILITIES AND EQUITY

      CURRENT LIABILITIES
      Current maturities of long-term debt        $   14,059       12,718
      Notes payable to banks                         140,000      158,000
      Accounts payable                                59,393       52,331
      Accrued expenses and other liabilities
         Salaries and benefits                        16,091       17,884
         Taxes                                        30,123       16,530
         Interest                                      8,524        8,243
         Other                                         4,001        9,237
      Advance billings and customer deposits          12,014       11,725
                                                   ---------    ---------
                                                     284,205      286,668
                                                   ---------    ---------
      LONG-TERM DEBT                                 427,022      518,603
                                                   ---------    ---------
      DEFERRED CREDITS AND OTHER LIABILITIES         191,876      187,746
                                                   ---------    ---------
      STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value, authorized
        100,000,000 shares, issued and outstanding
        58,317,834 and 53,574,361 shares              58,318       53,574
      Paid-in capital                                430,414      319,235
      Retained earnings                              314,198      291,999
      Unearned ESOP shares                           (16,150)     (16,840)
      Preferred stock - non-redeemable                 2,268        2,268
                                                   ---------    ---------
                                                     789,048      650,236
                                                   ---------    ---------
                                                  $1,692,151    1,643,253
                                                   =========    =========

      See accompanying notes to consolidated financial statements.

                     CENTURY TELEPHONE ENTERPRISES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                                         Three months
                                                        ended March 31
                                                         --------------
                                                         1995     1994
                                                        ------   ------
                                                    (Dollars in thousands)

      COMMON STOCK
         Balance at beginning of period               $ 53,574   51,295
         Issuance of common stock for acquisitions           -    2,000
         Issuance of common stock through conversion
           of debentures                                 4,540        -
         Issuance of common stock through dividend
           reinvestment, incentive and benefit plans       204       58
                                                       -------  -------
         Balance at end of period                       58,318   53,353
                                                       -------  -------
      PAID-IN CAPITAL
         Balance at beginning of period                319,235  262,294
         Issuance of common stock for acquisitions           -   50,311
         Issuance of common stock through conversion
           of debentures                               108,596        -
         Issuance of common stock through dividend
           reinvestment, incentive and benefit plans     2,379      819
         Amortization of unearned compensation
           and other                                       204      193
                                                       -------  -------
         Balance at end of period                      430,414  313,617
                                                       -------  -------
      RETAINED EARNINGS
         Balance at beginning of period                291,999  208,945
         Net income                                     27,000   19,201
         Cash dividends declared
            Common stock-$.0825 and $.0800
              per share, respectively                   (4,770)  (4,259)
            Preferred stock                                (31)      (8)
                                                       -------  -------
         Balance at end of period                      314,198  223,879
                                                       -------  -------
      UNEARNED ESOP SHARES
         Balance at beginning of period                (16,840)  (9,220)
         Commitment to ESOP                                  -   (5,000)
         Release of ESOP shares                            690      440
                                                       -------  -------
         Balance at end of period                      (16,150) (13,780)
                                                       -------  -------
      PREFERRED STOCK - NON-REDEEMABLE
         Balance at beginning of period                  2,268      454
         Issuance of preferred stock for acquisition         -    1,875
                                                       -------  -------
         Balance at end of period                        2,268    2,329
                                                       -------  -------
      TOTAL STOCKHOLDERS' EQUITY                      $789,048  579,398
                                                       =======  =======

       See accompanying notes to consolidated financial statements.

                   CENTURY TELEPHONE ENTERPRISES, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                             Three months
                                                            ended March 31
                                                            --------------
                                                            1995      1994
                                                           ------   ------
                                                       (Dollars in thousands)
      OPERATING ACTIVITIES
         Net income                                      $ 27,000    19,201
         Adjustments to reconcile net income to
           net cash provided by operating activities:
            Depreciation and amortization                  27,965    24,135
            Deferred income taxes                             747     1,529
            Income from unconsolidated cellular
              entities                                     (4,724)   (2,564)
            Gain on sales of assets                        (5,909)        -
            Changes in current assets and current
              liabilities:
               Decrease in accounts receivable              4,244     1,969
               Increase (decrease) in accounts payable      6,930   (17,234)
               Increase in other accrued taxes             13,500     8,944
               Changes in other current assets and other
                 current liabilities, net                  (5,426)   (3,269)
            Increase in other noncurrent liabilities        3,361       635
            Other, net                                         38      (524)
                                                          -------   -------
               NET CASH PROVIDED BY OPERATING
                 ACTIVITIES                                67,726    32,822
                                                          -------   -------
      INVESTING ACTIVITIES
         Payments for property, plant and equipment       (53,499)  (49,553)
         Acquisitions, net of cash acquired                (6,009)  (53,390)
         Proceeds from sales of assets                     17,922         -
         Investments in unconsolidated cellular
           entities                                        (1,678)     (974)
         Distributions from unconsolidated cellular
           entities                                           436       925
         Purchase of life insurance investment             (4,756)   (6,853)
         Other, net                                          (615)      746
                                                          -------   -------
               NET CASH USED IN INVESTING ACTIVITIES      (48,199) (109,099)
                                                          -------   -------
      FINANCING ACTIVITIES
         Proceeds from issuance of long-term debt           6,498         -
         Payments of long-term debt                        (2,266)  (44,603)
         Notes payable, net                               (18,000)  123,000
         Proceeds from issuance of common stock             2,432       877
         Cash dividends paid                               (4,801)   (4,267)
         Other, net                                            55      (110)
                                                          -------   -------
               NET CASH PROVIDED BY (USED IN)
                 FINANCING ACTIVITIES                     (16,082)   74,897
                                                          -------   -------
      Net increase (decrease) in cash and cash
        equivalents                                         3,445    (1,380)
      Cash and cash equivalents at beginning
        of period                                           7,154     9,777
                                                          -------   -------
      Cash and cash equivalents at end of period         $ 10,599     8,397
                                                          =======   =======
      Supplemental cash flow information:
         Income taxes paid                               $  6,391       878
                                                          =======   =======
         Interest paid                                   $ 11,115    10,372
                                                          =======   =======

       See accompanying notes to consolidated financial statements.

                    CENTURY TELEPHONE ENTERPRISES, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1995
                              (UNAUDITED)


      (1)  Basis of Financial Reporting

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.
      Certain 1994 amounts have been reclassified to be consistent with the 1995 presentation.

         The unaudited financial information for the three months ended March 31, 1995 and 1994 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      (2)  Net Property, Plant and Equipment

         Net property, plant and equipment is composed of the following:

                                                      March 31,  December 31,
                                                        1995         1994
                                                      ---------  ------------
                                                       (Dollars in thousands)

      Telephone, at original cost                    $1,122,612    1,076,496
      Accumulated depreciation                         (318,479)    (295,255)
                                                      ---------    ---------
                                                        804,133      781,241
                                                      ---------    ---------
      Mobile Communications, at cost                    166,063      152,305
      Accumulated depreciation                          (41,436)     (38,552)
                                                      ---------    ---------
                                                        124,627      113,753
                                                      ---------    ---------
      Other, at cost                                     90,585       85,406
      Accumulated depreciation                          (34,448)     (33,269)
                                                      ---------    ---------
                                                         56,137       52,137
                                                      ---------    ---------
                                                     $  984,897      947,131
                                                      =========    =========

      (3)  Conversion of Debentures

         In February 1995 all $115.0 million of Century's outstanding 6% convertible debentures due 2007 were converted into Century common stock by the debenture holders at a conversion price of $25.33 per share.

      (4)  Earnings from Unconsolidated Cellular Entities

         The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of the first quarter of 1995 and 1994) are accounted for by the equity method.

                                                       Three months
                                                      ended March 31
                                                      --------------
                                                       1995    1994
                                                      ------  ------
                                                  (Dollars in thousands)

      Results of operations
         Revenues                                   $149,254  68,269
         Operating income                           $ 47,854  16,190
         Net income                                 $ 48,525  14,942

      (5)  Sales of Assets

         In the first quarter of 1995 the Company sold, for an aggregate of approximately $17.9 million, its ownership interests in certain non-strategic cellular RSAs located primarily in western states and two MSAs in the midwest, which represented an aggregate of approximately 253,000 pops. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after tax).

                    CENTURY TELEPHONE ENTERPRISES, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results of operations which might be expected for the entire year.

                         RESULTS OF OPERATIONS

               Three Months Ended March 31, 1995 Compared
                  to Three Months Ended March 31, 1994

         Net income for the first quarter of 1995 was $27.0 million compared to $19.2 million during the first quarter of 1994. The increase was principally due to an $11.7 million increase in operating income, a $5.9 million pre-tax gain on the sale of certain cellular properties and a $2.2 million increase in earnings from unconsolidated cellular partnerships. These factors were partially offset by increases in minority interest, interest expense and income tax expense of $1.2 million, $2.9 million and $7.8 million, respectively.

                                                      Three months
                                                     ended March 31
                                                     --------------
                                                     1995      1994
                                                    ------    ------
                                                (Dollars in thousands,
                                               except per share amounts)
      Operating income
         Telephone                                 $34,345   30,890
         Mobile Communications                      13,211    4,996
                                                    ------   ------
                                                    47,556   35,886
      Interest expense                             (11,396)  (8,502)
      Income from unconsolidated cellular
        entities                                     4,724    2,564
      Gain on sales of assets                        5,909        -
      Minority interest                             (1,946)    (698)
      Other income and expense                         848      889
      Income taxes                                 (18,695) (10,938)
                                                    ------   ------
      Net income                                   $27,000   19,201
                                                    ======   ======
      Fully diluted earnings per share             $   .47      .35
                                                    ======   ======

         Fully diluted earnings per share increased to $.47 for the three months ended March 31, 1995 from $.35 during the three months ended March 31, 1994, a 34.3% increase. The average number of fully diluted shares outstanding increased 2.1% as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.

         Contributions to operating revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended March 31, 1995 and 1994 were as follows:

                                                     Three months
                                                    ended March 31
                                                    --------------
                                                     1995    1994
                                                    ------  ------
      Operating revenues
         Telephone operations                        70.4%   75.9
         Mobile Communications operations            29.6%   24.1

      Operating income
         Telephone operations                        72.2%   86.1
         Mobile Communications operations            27.8%   13.9


      Telephone Operations
                                                     Three months
                                                    ended March 31
                                                    --------------
                                                    1995      1994
                                                   ------    ------
                                               (Dollars in thousands)
      Operating revenues
         Local service                           $ 26,840    23,505
         Network access and
           long distance                           61,585    57,907
         Other                                     11,851    10,358
                                                  -------   -------
                                                  100,276    91,770
                                                  -------   -------
      Operating expenses
         Plant operations                          21,635    21,213
         Customer operations                        9,150     8,508
         Corporate and other                       14,875    14,104
         Depreciation and amortization             20,271    17,055
                                                  -------   -------
                                                   65,931    60,880
                                                  -------   -------
      Operating income                           $ 34,345    30,890
                                                  =======   =======

         Telephone operating income increased $3.5 million (11.2%) due to an increase in operating revenues of $8.5 million (9.3%) which more than offset an increase in operating expenses of $5.1 million (8.3%).

         The increase in revenues was primarily due to a $2.2 million increase in the recovery from the Federal Communications Commission mandated Universal Service Fund; a $2.2 million contribution to revenues from the acquisition of two local exchange telephone companies; $1.6 million from increased rates for basic services which was offset by an $807,000 decrease in intrastate high cost assistance revenues; and $760,000 due to an increase in the number of customer access lines.

         During the first quarter of 1995, operating expenses, exclusive of depreciation and amortization, increased $1.8 million (4.2%) primarily due to $1.2 million of expenses incurred as a result of the acquisition of two local exchange telephone companies.

         Depreciation and amortization increased $3.2 million (18.9%) which includes $1.6 million of depreciation due to higher recurring rates approved in 1994 or anticipated to be approved in 1995 for certain subsidiaries. The remaining increase in depreciation and amortization was primarily due to higher levels of plant in service.

      Mobile Communications Operations

                                                     Three months
                                                    ended March 31
                                                    --------------
                                                    1995      1994
                                                   ------    ------
                                                (Dollars in thousands)
      Operating revenues
         Cellular service                        $ 40,821    27,075
         Equipment and other                        1,328     2,135
                                                  -------   -------
                                                   42,149    29,210
                                                  -------   -------
      Operating expenses
         Cost of sales and other operating
           expenses                                 7,532     6,378
         General, administrative and customer
           service                                  8,780     7,180
         Sales and marketing                        7,044     6,278
         Depreciation and amortization              5,582     4,378
                                                  -------   -------
                                                   28,938    24,214
                                                  -------   -------
      Operating income                           $ 13,211     4,996
                                                  =======   =======

         The mobile communications operating income reflects the operations of cellular entities in which the Company has a majority interest. The minority interest owners' share of the income or loss of such entities ($1.9 million during the first three months of 1995 and $698,000 during the first three months of 1994) is reflected as an expense in "Minority interest". The operating income of the mobile communications segment includes the operations of Celutel, Inc. ("Celutel") subsequent to its acquisition in February 1994. The Company's share of income or loss from the cellular entities in which it has less than a majority interest ($4.7 million and $2.6 million during the three months ended March 31, 1995 and 1994, respectively) is reflected in "Income from unconsolidated cellular entities."

         Mobile communications operating income increased $8.2 million (164.4%) to $13.2 million in the first quarter of 1995 from $5.0 million in the first quarter of 1994. Mobile communications operating revenues increased $12.9 million (44.3%) which more than offset an increase in operating expenses of $4.7 million (19.5%).

         The increase in cellular service revenues was substantially due to (i) an increase in the number of cellular units in service and (ii) a $4.1 million increase in revenues generated by Celutel. Celutel was acquired on February 10, 1994; accordingly, the first quarter of 1995 includes three months of revenues applicable to Celutel while the first quarter of 1994 includes only revenues recorded subsequent to the acquisition date. The average number of cellular units in service in majority-owned markets during the first quarter of 1995 and 1994 was 216,500 and 138,500, respectively.

         The average monthly cellular service revenue per customer declined to $63 during the first quarter of 1995 from $65 during the first quarter of 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percent of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and continue to place downward pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

         The $1.2 million increase in cost of sales and other operating expenses; the $1.6 million increase in general, administrative and customer service expenses; and the $766,000 increase in sales and marketing expenses were primarily due to additional costs related to the Celutel operations acquired during the first quarter of 1994.

         Depreciation and amortization increased $1.2 million (27.5%) due primarily to approximately $700,000 of depreciation resulting from a higher level of plant in service and to depreciation and amortization associated with the Celutel acquisition.

      Interest Expense

         Interest expense increased $2.9 million (34.0%) during the first quarter of 1995 compared to the first quarter of 1994 primarily due to the effect of higher average interest rates. Interest expense during the first quarter of 1995 on the $115.0 million of 6% convertible debentures, which were converted to common stock in February 1995, was $954,000 less that such interest during the first quarter of 1994.

      Income from Unconsolidated Cellular Entities

         Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $2.2 million (84.2%) during the first quarter of 1995 compared to the first quarter of 1994 due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest.

      Gain on Sales of Assets

         During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular partnerships which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 5 of Notes to Consolidated Financial Statements.

      Minority Interest

         The increased profitability during the first three months of 1995 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $1.2 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

      Other Income and Expense

         Other income and expense for the first quarter of 1995 was $848,000 compared to $889,000 during the first quarter of 1994. Interest income increased $642,000 in the first quarter of 1995, substantially all of which was due to interest income on a $25.0 million note receivable issued to Century in May 1994. Such increase was substantially offset by a net decrease in the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications operations, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations.

      Income Tax Expense

         Income tax expense increased $7.8 million (70.9%) during the first quarter of 1995 compared to the first quarter of 1994 primarily due to the increase in income before taxes. The effective income tax rate increased primarily because of the income tax expense attributable to the gain on sales of assets.

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

         Net cash provided by operating activities was $67.7 million during the first three months of 1995 compared to $32.8 million during the first three months of 1994. The Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations and mobile communications operations of the Company, see Results of Operations.

         Net cash used in investing activities was $48.2 million and $109.1 million for the three months ended March 31, 1995 and 1994, respectively. Cash used in connection with the Celutel acquisition during the first three months of 1994 was $53.4 million; cash used in connection with the acquisition of a local exchange telephone company was $6.0 million in the first three months of 1995. Payments for property, plant and equipment were $3.9 million more in the first quarter of 1995 than in the comparable period during 1994. Capital expenditures for the three months ended March 31, 1995 were $28.8 million for telephone, $18.7 million for mobile communications and $6.7 million for other operations. The $48.2 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular properties.

         Net cash used in financing activities was $16.1 million during the first three months of 1995; net cash provided by financing activities was $74.9 million during the first three months of 1994. Net payments, including notes payable and long-term debt, were $13.8 million during the first quarter of 1995 compared to net borrowings of $78.4 million during the first quarter of 1994. The net borrowings in 1994 included a $90.0 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994 (including the refinancing of $41.7 million of Celutel's debt).

         Budgeted capital expenditures for 1995 total $114.0 million for telephone operations, $59.0 million for mobile communications operations and $12.0 million for other operations.

         As of March 31, 1995, Century's telephone subsidiaries had available for use $158.2 million of commitments for long-term financing from the Rural Utilities Service ("RUS") and the Company had $89.1 million of undrawn committed bank lines of credit. In addition, approximately $22.0 million of uncommitted credit facilities were available to Century at March 31, 1995. The Company also has access to debt and equity capital markets. Applications for additional long-term financing for Century's telephone subsidiaries have been filed with the RUS and are in various stages of processing. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

                           ACCOUNTING PRONOUNCEMENT


         In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the
      Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"), effective for fiscal years beginning after December
      15, 1995. SFAS 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of an impaired asset be reduced to fair value when events or circumstances indicate that the carrying value may not be recoverable. Recoverability would generally be determined by estimating future cash flows resulting from use and eventual disposition of the asset. The effect on the Company's financial statements of the adoption of SFAS 121 has not been determined.


                        PART II.  OTHER INFORMATION

                    CENTURY TELEPHONE ENTERPRISES, INC.


      Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits

             10.1  Century Telephone Enterprises, Inc. Employee Stock
                     Ownership Plan and Trust 1994 Amendment and Restatement.

             10.2  Century Telephone Enterprises, Inc. Stock Bonus Plan, PAYSOP
                     and Trust 1994 Amendment and Restatement.

             11    Computations of Earnings Per Share.

             27    Financial Data Schedule.

         B.  Reports on Form 8-K

                There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                SIGNATURE
                                ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CENTURY TELEPHONE ENTERPRISES, INC.



      Date: May 9, 1995                         /s/ Murray H. Greer
                                                 -------------------
                                                   Murray H. Greer
                                                      Controller
                                            (Principal Accounting Officer)

                     CENTURY TELEPHONE ENTERPRISES, INC.

                             INDEX TO EXHIBITS


      Exhibit
      Number
      -------

      10.1 Century Telephone Enterprises, Inc. Employee Stock Ownership Plan and Trust 1994 Amendment and Restatement, included herein.

      10.2 Century Telephone Enterprises, Inc. Stock Bonus Plan, PAYSOP and Trust 1994 Amendment and Restatement, included herein.

      11    Computations of Earnings Per Share, included herein.

      27    Financial Data Schedule, included herein.