Form 10-Q
period 1995-06-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1995-08-07
CIK 18926

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                      FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended June 30, 1995

                                          or

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

                                                         [X] Yes     [ ] No


       As of July 31, 1995, there were 58,373,038 shares of common stock outstanding.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                                TABLE OF CONTENTS


                                                                     Page No.

    Part I.  Financial Information:

          Consolidated Statements of Income--Three Months and Six
           Months Ended June 30, 1995 and 1994

          Consolidated Balance Sheets--June 30, 1995 and
           December 31, 1994

          Consolidated Statements of Stockholders' Equity--
           Six Months Ended June 30, 1995 and 1994

          Consolidated Statements of Cash Flows--
           Six Months Ended June 30, 1995 and 1994

          Notes to Consolidated Financial Statements

          Management's Discussion and Analysis of Financial
           Condition and Results of Operations

    Part II. Other Information

          Submission of Matters To a Vote of Security Holders

          Other Information

          Exhibits and Reports on Form 8-K

    Signature

    Index to Exhibits


                          PART I.  FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                             Three months       Six months
                                             ended June 30     ended June 30
                                           ----------------  ----------------
                                             1995     1994     1995     1994
                                           -------  -------  -------  -------
                                               (Dollars, except per share
                                                   amounts, and shares
                                                 expressed in thousands)

    OPERATING REVENUES
      Telephone                           $101,857   94,969  202,133  186,739
      Mobile Communications                 47,877   37,911   90,026   67,121
                                           -------  -------  -------  -------
        Total operating revenues           149,734  132,880  292,159  253,860
                                           -------  -------  -------  -------
    OPERATING EXPENSES
      Cost of sales and
       operating expenses                   74,252   68,233  143,268  131,894
      Depreciation and
       amortization                         26,670   22,934   52,523   44,367
                                           -------  -------  -------  -------
        Total operating expenses           100,922   91,167  195,791  176,261
                                           -------  -------  -------  -------
    OPERATING INCOME                        48,812   41,713   96,368   77,599
                                           -------  -------  -------  -------
    OTHER INCOME (EXPENSE)
      Interest expense                     (10,451) (10,824) (21,847) (19,326)
      Income from unconsolidated
       cellular entities                     3,374    3,411    8,098    5,975
      Gain on sales of assets                    -        -    5,909        -
      Minority interest                     (1,895)    (857)  (3,841)  (1,555)
      Other income and expense               2,127      795    2,975    1,684
                                           -------  -------  -------  -------
        Total other income
         (expense)                          (6,845)  (7,475)  (8,706) (13,222)
                                           -------  -------  -------  -------
    INCOME BEFORE INCOME TAX
     EXPENSE                                41,967   34,238   87,662   64,377

    Income tax expense                      15,800   12,753   34,495   23,691
                                           -------  -------  -------  -------
    NET INCOME                            $ 26,167   21,485   53,167   40,686
                                           =======  =======  =======  =======

    PRIMARY EARNINGS PER SHARE            $    .45      .40      .93      .76
                                           =======  =======  =======  =======
    FULLY DILUTED EARNINGS PER
     SHARE                                $    .45      .39      .92      .74
                                           =======  =======  =======  =======
    DIVIDENDS PER COMMON SHARE            $  .0825    .0800    .1650    .1600
                                           =======  =======  =======  =======
    AVERAGE PRIMARY SHARES
     OUTSTANDING                            58,453   53,546   57,318   53,157
                                           =======  =======  =======  =======
    AVERAGE FULLY DILUTED SHARES
     OUTSTANDING                            58,659   58,288   58,659   57,859
                                           =======  =======  =======  =======

    See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     June 30,    December 31,
                                                       1995          1994
                                                   ------------  ------------
                                                      (Dollars in thousands)
    ASSETS
    ------
    CURRENT ASSETS
      Cash and cash equivalents                   $    6,150         7,154
      Accounts receivable
        Customers, less allowance for doubtful
         accounts of $2,371 and $2,360                43,502        40,824
        Other                                         22,264        23,180
      Materials and supplies, at average cost          5,972         7,090
      Other                                            3,523         2,980
                                                   ---------     ---------
                                                      81,411        81,228
                                                   ---------     ---------
    NET PROPERTY, PLANT AND EQUIPMENT              1,004,249       947,131
                                                   ---------     ---------
    INVESTMENTS AND OTHER ASSETS
      Excess cost of net assets acquired,
       less accumulated amortization of
       $46,857 and $40,756                           444,283       441,436
      Other                                          188,742       173,458
                                                   ---------     ---------
                                                     633,025       614,894
                                                   ---------     ---------
                                                  $1,718,685     1,643,253
                                                   =========     =========

    LIABILITIES AND EQUITY
    ----------------------
    CURRENT LIABILITIES
      Current maturities of long-term debt        $   43,293        12,718
      Notes payable to banks                         159,500       158,000
      Accounts payable                                58,300        52,331
      Accrued expenses and other liabilities
        Salaries and benefits                         17,768        17,884
        Taxes                                         15,671        16,530
        Interest                                       5,167         8,243
        Other                                          4,102         9,237
      Advance billings and customer deposits          12,430        11,725
                                                   ---------     ---------
                                                     316,231       286,668
                                                   ---------     ---------
    LONG-TERM DEBT                                   393,994       518,603
                                                   ---------     ---------
    DEFERRED CREDITS AND OTHER LIABILITIES           195,922       187,746
                                                   ---------     ---------
    STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value, authorized
       175,000,000 shares, issued and outstanding
       58,368,072 and 53,574,361 shares               58,368        53,574
      Paid-in capital                                431,749       319,235
      Retained earnings                              335,553       291,999
      Unearned ESOP shares                           (15,400)      (16,840)
      Preferred stock - non-redeemable                 2,268         2,268
                                                   ---------     ---------
                                                     812,538       650,236
                                                   ---------     ---------
                                                  $1,718,685     1,643,253
                                                   =========     =========

    See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Six months
                                                            ended June 30
                                                         -------------------
                                                            1995     1994
                                                         ---------  --------
                                                        (Dollars in thousands)
    COMMON STOCK
      Balance at beginning of period                     $ 53,574   51,295
      Issuance of common stock for acquisitions                 -    2,000
      Issuance of common stock through conversion
       of debentures                                        4,540        -
      Issuance of common stock through dividend
       reinvestment, incentive and benefit plans              254       89
      Conversion of preferred stock into common stock           -        1
                                                          -------  -------
      Balance at end of period                             58,368   53,385
                                                          -------  -------
    PAID-IN CAPITAL
      Balance at beginning of period                      319,235  262,294
      Issuance of common stock for acquisitions                 -   50,311
      Issuance of common stock through conversion
       of debentures                                      108,596        -
      Issuance of common stock through dividend
       reinvestment, incentive and benefit plans            3,479    1,593
      Amortization of unearned compensation and other         439      384
      Conversion of preferred stock into common stock           -       26
                                                          -------  -------
      Balance at end of period                            431,749  314,608
                                                          -------  -------
    RETAINED EARNINGS
      Balance at beginning of period                      291,999  208,945
      Net income                                           53,167   40,686
      Cash dividends declared
        Common stock-$.1650 and $.1600 per share,
         respectively                                      (9,552)  (8,527)
        Preferred stock                                       (61)     (39)
                                                          -------  -------
      Balance at end of period                            335,553  241,065
                                                          -------  -------
    UNEARNED ESOP SHARES
      Balance at beginning of period                      (16,840)  (9,220)
      Commitment to ESOP                                        -  (10,000)
      Release of ESOP shares                                1,440      940
                                                          -------  -------
      Balance at end of period                            (15,400) (18,280)
                                                          -------  -------
    PREFERRED STOCK - NON-REDEEMABLE
      Balance at beginning of period                        2,268      454
      Issuance of preferred stock for acquisition               -    1,875
      Conversion of preferred stock into common stock           -      (27)
                                                          -------  -------
      Balance at end of period                              2,268    2,302
                                                          -------  -------
    TOTAL STOCKHOLDERS' EQUITY                           $812,538  593,080
                                                          =======  =======

    See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Six months
                                                          ended June 30
                                                       -------------------
                                                         1995       1994
                                                       --------   --------
                                                     (Dollars in thousands)
    OPERATING ACTIVITIES
      Net income                                      $ 53,167     40,686
      Adjustments to reconcile net income to
       net cash provided by operating activities:
         Depreciation and amortization                  56,907     48,883
         Deferred income taxes                           2,055     (3,059)
         Income from unconsolidated cellular
          entities                                      (8,098)    (5,975)
         Gain on sales of assets                        (5,909)         -
         Changes in current assets and current
          liabilities:
            (Increase) decrease in accounts
             receivable                                 (2,905)     2,658
            Increase (decrease) in accounts payable      5,837    (10,157)
            Increase (decrease) in other accrued
             taxes                                        (952)     7,391
            Changes in other current assets and other
             current liabilities, net                   (6,393)     5,251
         Increase in other noncurrent liabilities        6,099      4,533
         Other, net                                      1,275        277
                                                       -------    -------
           Net cash provided by operating activities   101,083     90,488
                                                       -------    -------
    INVESTING ACTIVITIES
      Payments for property, plant and equipment       (98,438)   (90,426)
      Acquisitions, net of cash acquired                (6,009)   (54,847)
      Proceeds from sales of assets                     17,922          -
      Investments in unconsolidated cellular
       entities                                         (7,044)    (1,227)
      Distributions from unconsolidated cellular
       entities                                          1,386      1,836
      Purchase of life insurance investment             (6,409)    (7,094)
      Note receivable                                        -    (25,000)
      Other, net                                          (156)       855
                                                       -------    -------
           Net cash used in investing activities       (98,748)  (175,903)
                                                       -------    -------
    FINANCING ACTIVITIES
      Proceeds from issuance of long-term debt           6,498    147,547
      Payments of long-term debt                        (5,310)   (46,551)
      Notes payable, net                                 1,500      6,000
      Proceeds from issuance of common stock             3,496      1,682
      Cash dividends                                    (9,613)    (8,566)
      Other, net                                            90        180
                                                       -------    -------
            Net cash provided by (used in)
             financing activities                       (3,339)   100,292
                                                       -------    -------
    Net increase (decrease) in cash and cash
     equivalents                                        (1,004)    14,877
    Cash and cash equivalents at beginning
     of period                                           7,154      9,777
                                                       -------    -------
    Cash and cash equivalents at end of period        $  6,150     24,654
                                                       =======    =======
    Supplemental cash flow information:
      Income taxes paid                               $ 34,672     17,257
                                                       =======    =======
      Interest paid                                   $ 24,923     17,604
                                                       =======    =======

    See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (UNAUDITED)

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

          The unaudited financial information for the three months and six months ended June 30, 1995 and 1994 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

    (2)  Net Property, Plant and Equipment

          Net property, plant and equipment is composed of the following:

                                                   June 30,    December 31,
                                                     1995          1994
                                                  ----------    ----------
                                                   (Dollars in thousands)

         Telephone, at original cost             $1,147,202     1,076,496
         Accumulated depreciation                  (330,076)     (295,255)
                                                  ---------     ---------
                                                    817,126       781,241
                                                  ---------     ---------
         Mobile Communications, at cost             172,676       152,305
         Accumulated depreciation                   (45,233)      (38,552)
                                                  ---------     ---------
                                                    127,443       113,753
                                                  ---------     ---------
         Other, at cost                              96,368        85,406
         Accumulated depreciation                   (36,688)      (33,269)
                                                  ---------     ---------
                                                     59,680        52,137
                                                  ---------     ---------
                                                 $1,004,249       947,131
                                                  =========     =========

    (3)  Conversion of Debentures

          In February 1995 all $115.0 million of Century's outstanding 6% convertible debentures due 2007 were converted into Century common stock by the debenture holders at a conversion price of $25.33 per share.


    (4)  Earnings from Unconsolidated Cellular Entities

          The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June
    30, 1995 and 1994) were accounted for by the equity method.

                                                            Six months
                                                          ended June 30
                                                      ---------------------
                                                        1995         1994
                                                      --------     --------
                                                      (Dollars in thousands)

    Results of operations
         Revenues                                     $336,812      150,606
         Operating income                             $111,677       38,996
         Net income                                   $112,833       37,704

    (5)  Sales of Assets

          In the first quarter of 1995 the Company sold, for an aggregate of approximately $17.9 million cash, its ownership interests in certain non-strategic cellular RSAs located primarily in western states and two MSAs in the midwest, which represented an aggregate of approximately 253,000 pops. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after tax).


                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months and/or six months ended June 30, 1995 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1995 Compared
                       to Three Months Ended June 30, 1994

          Net income for the second quarter of 1995 was $26.2 million compared to $21.5 million during the second quarter of 1994, a 21.8% increase. The increase was principally due to a $7.1 million increase in operating income which was partially offset by, among other things, a $3.0 million increase in income tax expense. Fully diluted earnings per share increased to $.45 for the three months ended June 30, 1995 from $.39 during the three months ended June 30, 1994, a 15.4% increase.

                                                     Three months
                                                     ended June 30
                                                    ---------------
                                                     1995     1994
                                                    ------   ------
                                                 (Dollars in thousands,
                                                except per share amounts)
    Operating income
      Telephone                                    $35,025   33,896
      Mobile Communications                         13,787    7,817
                                                    ------   ------
                                                    48,812   41,713

    Interest expense                               (10,451) (10,824)
    Income from unconsolidated cellular entities     3,374    3,411
    Minority interest                               (1,895)    (857)
    Other income and expense                         2,127      795
    Income tax expense                             (15,800) (12,753)
                                                    ------   ------
    Net income                                     $26,167   21,485
                                                    ======   ======
    Fully diluted earnings per share               $   .45      .39
                                                    ======   ======

          Contributions to operating revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended June 30, 1995 and 1994 were as follows:

                                                        Three months
                                                        ended June 30
                                                       ---------------
                                                        1995     1994
                                                       ------   ------
    Operating revenues
      Telephone operations                              68.0%    71.5
      Mobile Communications operations                  32.0%    28.5

    Operating income
      Telephone operations                              71.8%    81.3
      Mobile Communications operations                  28.2%    18.7


    Telephone Operations

                                                        Three months
                                                        ended June 30
                                                       ---------------
                                                        1995     1994
                                                       ------   ------
                                                    (Dollars in thousands)
    Operating revenues
      Local service                                  $ 27,638   23,967
      Network access and
       long distance                                   62,571   60,018
      Other                                            11,648   10,984
                                                      -------  -------
                                                      101,857   94,969
                                                      -------  -------
    Operating expenses
      Plant operations                                 21,039   20,377
      Customer operations                               9,940    8,356
      Corporate and other                              15,245   14,584
      Depreciation and amortization                    20,608   17,756
                                                      -------  -------
                                                       66,832   61,073
                                                      -------  -------
    Operating income                                 $ 35,025   33,896
                                                      =======  =======

          Telephone operating income increased $1.1 million (3.3%) due to an increase in operating revenues of $6.9 million (7.3%) which more than offset an increase in operating expenses of $5.8 million (9.4%).

          The increase in revenues was primarily due to a $1.3 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $1.9 million contribution to revenues from a local exchange telephone company acquired during the first quarter of 1995; $1.6 million from increased rates for basic services which was partially offset by an $839,000 decrease in intrastate high cost assistance revenues; a $1.1 million increase in revenues as a result of an increase in the number of customer access lines; and a $919,000 increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies.

          During the second quarter of 1995, operating expenses, exclusive of depreciation and amortization, were $2.9 million (6.7%) higher than during the second quarter of 1994. Approximately $1.1 million of the increase was attributable to a one-time reduction in expenses recorded in the second quarter of 1994 due to a reduction (as a result of the death of a former executive officer) in the Company's liability for long-term disability. Of the remaining $1.8 million, approximately $1.1 million was due to added expenses resulting from the acquisition of a local exchange telephone company and approximately $700,000 was due to increases in other general operating expenses.

          Depreciation and amortization increased $2.9 million (16.1%) which included $1.2 million of depreciation due to higher recurring rates approved in 1994 or anticipated to be approved in 1995 for certain subsidiaries. The remaining increase in depreciation and amortization was primarily due to higher levels of plant in service.

    Mobile Communications Operations

                                                          Three months
                                                          ended June 30
                                                         ---------------
                                                          1995     1994
                                                         ------   ------
                                                      (Dollars in thousands)
    Operating revenues
      Cellular service                                  $46,422   34,954
      Equipment and other                                 1,455    2,957
                                                         ------   ------
                                                         47,877   37,911
                                                         ------   ------
    Operating expenses
      Cost of sales and other operating expenses          9,580    8,119
      General, administrative and customer
       service                                            9,068    8,503
      Sales and marketing                                 9,380    8,294
      Depreciation and amortization                       6,062    5,178
                                                         ------   ------
                                                         34,090   30,094
                                                         ------   ------
    Operating income                                    $13,787    7,817
                                                         ======   ======

          Mobile communications operating income reflects the operations of the cellular entities in which the Company owns a majority interest. The minority interest owners' share of the income or loss of such entities ($1.9 million during the second quarter of 1995 and $857,000 during the second quarter of 1994) is reflected as an expense in "Minority interest" on the Company's consolidated statements of income. The Company's share of income or loss from the cellular entities in which it owns less than a majority interest ($3.4 million during both the three months ended June 30, 1995 and 1994) is reflected in "Income from unconsolidated cellular entities" on the Company's consolidated statements of income.

          Mobile communications operating income increased $6.0 million (76.4%) to $13.8 million in the second quarter of 1995 from $7.8 million in the second quarter of 1994. Mobile communications operating revenues increased $10.0 million (26.3%) which more than offset an increase in operating expenses of $4.0 million (13.3%).

          The increase in cellular service revenues was substantially due to an increase in the number of cellular units in service. The average number of cellular units in service in majority-owned markets during the second quarter of 1995 and 1994 was 232,300 and 169,000, respectively.

          The average monthly cellular service revenue per customer declined to $67 during the second quarter of 1995 from $69 during the second quarter of 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percent of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and continue to place downward pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

          Equipment and other revenues decreased to $1.5 million during the second quarter of 1995 from $3.0 million during the second quarter of 1994, substantially because the second quarter of 1994 included $930,000 of revenues applicable to the Company's paging operations which were sold in October 1994. Revenues from the sale of cellular phones decreased $572,000 in the second quarter of 1995 compared to the second quarter of 1994. Although the Company sold more phones in the second quarter of 1995 than in the second quarter of 1994, revenues decreased because of certain promotions which were based on equipment discounting.

          Cost of sales and other operating expenses during the second quarter of 1995 increased $1.5 million substantially due to an $890,000 increase in cost of sales caused by an increase in the number of units sold. The remaining increase was primarily due to costs incurred in connection with providing service to a larger number of customers.

          General, administrative and customer service expenses increased $565,000 primarily due to costs associated with serving a larger number of customers.

          Sales and marketing costs increased $1.1 million partially due to a $430,000 increase in the costs of sales promotions. The remaining increase was primarily due to an increase in commissions paid to agents and employees for selling cellular service to new customers.

          Depreciation and amortization increased $884,000 (17.1%) due primarily to a higher level of plant in service.

    Interest Expense

          Interest expense decreased $373,000 (3.4%) during the second quarter of 1995 compared to the second quarter of 1994. Average debt outstanding decreased primarily due to the conversion of $115.0 million of 6% convertible debentures into common stock in February 1995. The resulting decrease in interest expense was substantially offset by an increase in interest expense caused by higher average interest rates.

    Income from Unconsolidated Cellular Entities

          Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, was $3.4 million in both the second quarter of 1995 and the second quarter of 1994. In the second quarter of 1995, the Company recorded a $1.0 million reduction in earnings from unconsolidated cellular entities as a result of a multi-year retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest. This unfavorable adjustment was offset by improved profitability, exclusive of the above mentioned adjustment, in the cellular entities in which the Company owns less than a majority interest.

    Minority Interest

          The increased profitability during the second quarter of 1995 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $1.0 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

    Other Income and Expense

          Other income and expense for the second quarter of 1995 was $2.1 million compared to $795,000 during the second quarter of 1994. The results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications operations increased $956,000 in the second quarter of 1995 compared to the second quarter of 1994 primarily as a result of a $600,000 non-recurring charge against earnings during the second quarter of 1994. Interest income increased $373,000 in the second quarter of 1995, substantially all of which was due to interest on a $25.0 million note receivable issued to Century in May 1994.

    Income Tax Expense

          Income tax expense increased $3.0 million (23.9%) during the second quarter of 1995 compared to the second quarter of 1994 primarily due to the increase in income before taxes.


                     Six Months Ended June 30, 1995 Compared
                        to Six Months Ended June 30, 1994

          Net income for the first six months of 1995 increased $12.5 million (30.7%) to $53.2 million from $40.7 million during the first six months of 1994. The increase was principally due to an $18.8 million increase in operating income (of which $14.2 million was applicable to the Company's mobile communications operations) and a $5.9 million pre-tax gain on the sale of certain non-strategic cellular entities, which were partially offset by, among other things, an increase in income tax expense of $10.8 million. Fully diluted earnings per share increased to $.92 for the six months ended June 30, 1995 from $.74 during the six months ended June 30, 1994, a 24.3% increase.

                                                            Six months
                                                           ended June 30
                                                          ---------------
                                                           1995     1994
                                                          ------   ------
                                                      (Dollars in thousands,
                                                     except per share amounts)
    Operating income
      Telephone                                          $69,370   64,786
      Mobile Communications                               26,998   12,813
                                                          ------   ------
                                                          96,368   77,599

    Interest expense                                     (21,847) (19,326)
    Income from unconsolidated cellular entities           8,098    5,975
    Gain on sales of assets                                5,909        -
    Minority interest                                     (3,841)  (1,555)
    Other income and expense                               2,975    1,684
    Income tax expense                                   (34,495) (23,691)
                                                          ------   ------
    Net income                                           $53,167   40,686
                                                          ======   ======
    Fully diluted earnings per share                     $   .92      .74
                                                          ======   ======


          Contributions to operating revenues and operating income by the Company's telephone operations and mobile communications operations for the six months ended June 30, 1995 and 1994 were as follows:

                                                            Six months
                                                           ended June 30
                                                          ---------------
                                                           1995     1994
                                                          ------   ------

    Operating revenues
      Telephone operations                                 69.2%    73.6
      Mobile Communications operations                     30.8%    26.4

    Operating income
      Telephone operations                                 72.0%    83.5
      Mobile Communications operations                     28.0%    16.5


    Telephone Operations
                                                            Six months
                                                           ended June 30
                                                          ---------------
                                                           1995     1994
                                                          ------   ------
                                                       (Dollars in thousands)
    Operating revenues
      Local service                                     $ 54,478   47,472
      Network access and long distance                   124,156  117,925
      Other                                               23,499   21,342
                                                         -------  -------
                                                         202,133  186,739
                                                         -------  -------
    Operating expenses
      Plant operations                                    42,674   41,590
      Customer operations                                 19,090   16,864
      Corporate and other                                 30,120   28,688
      Depreciation and amortization                       40,879   34,811
                                                         -------  -------
                                                         132,763  121,953
                                                         -------  -------
    Operating income                                    $ 69,370   64,786
                                                         =======  =======

          Telephone operating income increased $4.6 million (7.1%) due to an increase in operating revenues of $15.4 million (8.2%) which more than offset an increase in operating expenses of $10.8 million (8.9%).

          The increase in revenues was primarily due to a $3.5 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $4.1 million contribution to revenues from two local exchange telephone companies acquired in 1994 and 1995; $3.2 million from increased rates for basic services which was partially offset by a $1.6 million decrease in intrastate high cost assistance revenues; a $1.9 million increase in revenues as a result of an increase in the number of customer access lines; and a $1.1 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies.

          During the first six months of 1995, operating expenses, exclusive of depreciation and amortization, increased $4.7 million (5.4%) partially due to $2.2 million of expenses incurred as a result of the acquisition of two local exchange telephone companies. Operating expenses were $1.1 million higher during the first six months of 1995 as a result of a $1.1 million reduction in expenses recorded in the second quarter of 1994 due to a reduction in the Company's liability for long-term disability. The remaining increase was primarily due to an increase in other general operating expenses.

          Depreciation and amortization increased $6.1 million (17.4%) which included $2.8 million of depreciation due to higher recurring rates approved in 1994 or anticipated to be approved in 1995 for certain subsidiaries.
    The remaining increase in depreciation and amortization was primarily due to higher levels of plant in service.

    Mobile Communications Operations

                                                           Six months
                                                          ended June 30
                                                         ---------------
                                                          1995     1994
                                                         ------   ------
                                                     (Dollars in thousands)
    Operating revenues
      Cellular service                                  $87,243   62,029
      Equipment and other                                 2,783    5,092
                                                         ------   ------
                                                         90,026   67,121
                                                         ------   ------
    Operating expenses
      Cost of sales and other operating expenses         17,112   14,497
      General, administrative and customer service       17,848   15,683
      Sales and marketing                                16,424   14,572
      Depreciation and amortization                      11,644    9,556
                                                         ------   ------
                                                         63,028   54,308
                                                         ------   ------
    Operating income                                    $26,998   12,813
                                                         ======   ======

          The mobile communications operating income reflects the operations of the cellular entities in which the Company owns a majority interest and includes the operations of Celutel, Inc. ("Celutel") subsequent to its acquisition in February 1994. The minority interest owners' share of the income or loss of such entities ($3.8 million during the first six months of 1995 and $1.6 million during the first six months of 1994) is reflected as an expense in "Minority interest" on the Company's consolidated statements of income. The Company's share of income or loss from the cellular entities in which it owns less than a majority interest ($8.1 million and $6.0 million during the six months ended June 30, 1995 and 1994, respectively) is reflected in "Income from unconsolidated cellular entities" on the Company's consolidated statements of income.

          Mobile communications operating income increased $14.2 million (110.7%) to $27.0 million in the first six months of 1995 from $12.8 million in the first six months of 1994. Mobile communications operating revenues increased $22.9 million (34.1%) which more than offset an increase in operating expenses of $8.7 million (16.1%).

          The increase in cellular service revenues was substantially due to (i) an increase in the number of cellular units in service and (ii) a $5.8 million increase in revenues generated by Celutel. Celutel was acquired on February 10, 1994; accordingly, the six months ended June 30, 1995 included six months of revenues applicable to Celutel while the six months ended June 30, 1994 included only revenues recorded subsequent to the acquisition date. The average number of cellular units in service in majority-owned markets during the first six months of 1995 and 1994 was 224,500 and 152,800, respectively.

          The average monthly cellular service revenue per customer declined to $65 during the first six months of 1995 from $68 during the first six months of 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percent of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and continue to place downward pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

          Equipment and other revenues decreased $2.3 million to $2.8 million during the six months ended June 30, 1995 compared to $5.1 million during the six months ended June 30, 1994. The six months ended June 30, 1994 included $1.9 million of revenues applicable to the Company's paging operations which were sold in October 1994. Revenues from the sale of cellular phones decreased $431,000 during the first six months of 1995 compared to the first six months of 1994. Although the Company sold more phones in the first six months of 1995 than in the first six months of 1994, revenues decreased because of certain promotions which were based on equipment discounting.

          Cost of sales and other operating expenses during the first six months of 1995 increased $2.6 million substantially as a result of a $1.4 million increase in cost of sales caused by an increase in the number of units sold. The remaining increase was primarily due to costs incurred in connection with providing service to a larger number of customers.

          General, administrative and customer service expenses increased $2.2 million primarily due to the costs associated with serving a larger number of customers.

          Sales and marketing expenses increased $1.9 million primarily due to a $1.1 million increase in commissions paid to agents and employees for selling cellular service to new customers. The remainder of the increase was primarily due to costs of sales promotions.

          Depreciation and amortization increased $2.1 million (21.9%) due primarily to a higher level of plant in service.

    Interest Expense

          Interest expense increased $2.5 million (13.0%) during the first six months of 1995 compared to the first six months of 1994 primarily due to the effect of higher average interest rates which increased interest expense $3.6 million. Such increase was partially offset by a decrease in interest expense due to a decrease in average debt outstanding. The decrease in average debt outstanding was partially due to the conversion of $115.0 million of 6% convertible debentures into common stock in February 1995.

    Income from Unconsolidated Cellular Entities

          Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $2.1 million (35.5%) during the first six months of 1995 compared to the first six months of 1994 due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest. During the first six months of 1995, the Company recorded an $800,000 reduction in earnings from unconsolidated cellular entities as a result of a multi-year retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.

    Gain on Sales of Assets

          During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular entities which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 5 of Notes to Consolidated Financial Statements.

    Minority Interest

          The increased profitability during the first six months of 1995 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $2.3 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

    Other Income and Expense

          Other income and expense for the first six months of 1995 was $3.0 million compared to $1.7 million during the first six months of 1994. Interest income increased $995,000 in the first six months of 1995, substantially all of which was due to interest income on a $25.0 million note receivable issued to Century in May 1994. For additional information on other income and expense, see Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1994 - Other Income and Expense.

    Income Tax Expense

          Income tax expense increased $10.8 million (45.6%) during the first six months of 1995 compared to the first six months of 1994 primarily due to the increase in income before taxes. The effective income tax rate for the first six months of 1995 increased primarily because of the income tax expense attributable to the gain on sales of assets during the first quarter of 1995.

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

          Net cash provided by operating activities was $101.1 million during the first six months of 1995 compared to $90.5 million during the first six months of 1994. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations and mobile communications operations of the Company, see Results of Operations.

          Net cash used in investing activities was $98.7 million and $175.9 million for the six months ended June 30, 1995 and 1994, respectively. Cash used in connection with the Celutel acquisition during the first six months of 1994 was $54.8 million. Payments for property, plant and equipment were $8.0 million more in the first six months of 1995 than in the comparable period during 1994. Capital expenditures for the six months ended June 30, 1995 were $61.2 million for telephone operations, $26.4 million for mobile communications operations and $11.6 million for other operations. The $98.7 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular entities. In connection with the corporate restructuring of a local exchange telephone company that has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's then-newly-formed parent company $25.0 million in May 1994.

          Net cash used in financing activities was $3.3 million during the first six months of 1995; net cash provided by financing activities was $100.3 million during the first six months of 1994. Net borrowings, including notes payable and long-term debt, were $2.7 million during the first six months of 1995 compared to net borrowings of $107.0 million during the first six months of 1994. During the first six months of 1994, the Company filed a shelf registration statement registering $400.0 million of senior unsecured debt securities under which the Company issued $150.0 million of senior notes on May 6, 1994. The proceeds were used to discharge the Company's indebtedness under a $90.0 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994, and to reduce the Company's short-term bank indebtedness under various credit facilities.

          Revised budgeted capital expenditures for 1995 total $120.0 million for telephone operations, $63.0 million for mobile communications operations and $15.0 million for other operations.

          As of June 30, 1995, Century's telephone subsidiaries had available for use $160.8 million of commitments for long-term financing from the Rural Utilities Service ("RUS") and the Company had $72.1 million of undrawn committed bank lines of credit. In addition, approximately $19.5 million of uncommitted credit facilities were available to Century at June 30, 1995. The Company also has access to debt and equity capital markets. Applications for additional long-term financing for Century's telephone subsidiaries have been filed with the RUS and are in various stages of processing. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

                             ACCOUNTING PRONOUNCEMENT

          In March 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" ("SFAS 121"), effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes guidance for recognizing and measuring impairment losses and requires that the carrying amount of an impaired asset be reduced to fair value when events or circumstances indicate that the carrying value may not be recoverable. Recoverability would generally be determined by estimating future cash flows resulting from use and eventual disposition of the asset. The effect on the Company's financial statements of the adoption of SFAS 121 has not yet been determined.

                                     OTHER

          During the second quarter of 1995, the Louisiana Public Service Commission ("LPSC") culminated its two-year investigation into the earnings of independent telephone companies in Louisiana by adopting a new regulatory plan for such companies effective July 1, 1995. The plan provides that independent telephone companies in Louisiana will be regulated on an incentive-type rate of return basis in a manner yet to be determined.

          Under this plan, the Company will be required to reduce its intrastate switched access rates over a two-year period beginning July 1, 1995 to match the rates currently in effect for South Central Bell. The Company anticipates that this directive will reduce its access revenues by approximately $500,000 in 1995 and up to $4.2 million annually upon completion of the two year phase-in.

          The plan also establishes a target rate of return of between 10.75% and 12.75% after giving effect to the access rate reductions described above. Beginning July 1, 1996, companies earning in excess of 12.75% will be required to lower their prospective rate of return to 12.25%, either by further reducing access rates (subject to certain limits) or taking such other actions as may be directed by the LPSC. Although the impact of this directive on the Company cannot be readily determined until the LPSC provides additional guidance on the operation and methodology of the plan, the Company anticipates that the impact of these changes will adversely affect its results of operations and there is no assurance that the effect will not be material. The Company anticipates that certain of its Louisiana telephone subsidiaries may take action to reduce earnings levels as a result of this plan.

          The United States Senate and the House of Representatives have each recently passed separate telecommunications bills that propose to substantially alter the regulatory framework of the telecommunications industry by, among other things, promoting deregulation and local exchange competition. The bills will not become law until their conflicting terms can be reconciled and consolidated into a single bill by a conference committee composed of members of the House and Senate, which must be approved by both chambers and signed or otherwise allowed to take effect by President Clinton. Assuming these measures become law in substantially their current form, the Company does not believe the resulting competition is likely to materially affect it in the near term, although there can be no assurance to this effect or to the effect that these bills will not be substantially altered by the conference committee.

          In July 1995 the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking and Notice of Inquiry, in which it is seeking comments on the proposals and policy changes relating to certain federal high cost assistance mechanisms, including the Universal Service Fund. The FCC's stated goals are to ensure that universal service can be maintained, but still hold the total level of assistance to a reasonable level and, where possible, reduce barriers to competitive entry and to promote efficient investment in and operation of local service networks. Although the Company anticipates that these initiatives may result in a reduction of its federal support revenues, management believes it is premature to assess or estimate the ultimate impact thereof.

                          PART II.  OTHER INFORMATION

                      CENTURY TELEPHONE ENTERPRISES, INC.

    Item 4.  Submission of Matters to a Vote of Security Holders

       At the Company's annual meeting of shareholders held on May 11, 1995, the shareholders elected five Class I directors and approved each of the proposals set forth in the Company's proxy statement dated March 24, 1995.

       The following number of votes were cast for or were withheld from the following nominees:


       Class I Nominees                For                     Withheld
------------------------------------------------------------------------------
    William R. Boles, Jr.           117,779,152                2,696,924
    W. Bruce Hanks                  118,909,569                1,566,507
    C. G. Melville, Jr.             118,790,197                1,685,879
    Glen F. Post, III               118,869,610                1,606,466
    Clarke M. Williams              119,343,843                1,132,233


       The following number of votes were cast in the manner indicated below with respect to the following proposals.

                                                                       Broker
                                     For         Against     Abstain   Non-Votes
                                 ---------------------------------------------
  Proposal to amend
   the Company's articles
   of incorporation to:

    (1)   increase the number
           of authorized shares
           of common stock to
           175 million shares;   110,843,212    8,502,201   1,130,663          -

    (2)   clarify and expand the
           protections currently
           afforded under the
           Company's "fair price"
           article by:

       (A)   clarifying the
              definition of
              Related Person;    107,118,232    7,456,329   1,478,281  4,423,234
              and

       (B)   clarifying the
              definition of
              Business
              Combinations;      110,159,192    4,421,773   1,471,877  4,423,234
              and

    (3)   clarify, simplify and
           update the articles by:

        (A)   adding a new article
               regarding directors'
               qualifications;   116,779,360    2,611,072   1,085,644          -

        (B)   clarifying the
               Board's authority to
               limit management's
               liability;        113,649,701    5,393,768   1,432,607          -

        (C)   deleting a provision
               mandating the use
               of stock
               certificates;     108,227,037    5,804,946   2,020,859  4,423,234

        (D)   adding a clarifying
               definition of total
               voting power;     112,869,159    1,581,276   1,602,407  4,423,234
               and

        (E)   adding a clarifying
               definition of capital
               stock.            111,822,774    2,793,981   1,436,087  4,423,234

    Proposal to approve the
     Company's 1995 Incentive
     Compensation Plan           103,198,683   14,542,436   2,734,957          -


    Item 5.   Other Information

         On May 23, 1995, the Board of Directors amended the Company's bylaws to conform them to the amendments to the Company's articles of incorporation described in Item 4 above and to effect various other changes. Among these changes was the addition of a bylaw requiring shareholders of record who wish to nominate directors or submit other matters for consideration at shareholders' meetings to provide timely advance written notice to the Company (the "Advance Notice Bylaw"). Subject to certain exceptions, to be timely the notice must be received by the Company not less than 70 days nor more than 210 days prior to the anniversary date of the previous year's annual meeting.

         The notice to the Company from a shareholder intending to nominate a person for election as a director or to propose other matters at a shareholders' meeting must contain certain information, including the name, age and address of the shareholder proposing such action and any persons acting in concert with such shareholder and a representation by such shareholder that such shareholder is a holder of record of the Company's capital stock and intends to appear at the meeting in person to make the nomination or propose the specified matter. In the case of nominations for directors, the notice must also include (i) the name, age, address and principal occupation of each nominee, (ii) a description of all arrangements between the nominating shareholder and each nominee, (iii) other information required to be included in a proxy statement pursuant to the proxy rules of the Securities and Exchange Commission, and (iv) the consent of each nominee to serve as director of the Company if elected and an affidavit that such nominee meets all applicable qualifications to serve as a director. In the case of other proposed business, the shareholder's notice must set forth a description of the business, the reasons for conducting such business at the meeting and any material interest of the shareholder therein. The chairman of the meeting will have the power to disregard any nomination or other matter that fails to comply with these procedures.

         With respect to proposals by shareholders to propose matters other than the nomination of directors, the Advance Notice Bylaw permits the Company to disregard proposals that (i) are substantially duplicative of a prior-received proposal to be voted upon at the upcoming meeting, (ii) deal with substantially the same subject matter as a prior proposal that was voted upon within the preceding five years and which failed to receive affirmative votes in excess of certain specified levels, or (iii) in the judgment of the Board of Directors are not proper subjects for action by shareholders under Louisiana law.

         Nothing in the Advance Notice Bylaw will affect the rights of shareholders under the proxy rules of the Securities and Exchange Commission to request that their proposals be included in the Company's proxy statement or to solicit their own proxies. Shareholders who desire to pursue these rights at future shareholders' meetings will be required to comply with both the Advance Notice Bylaw and the federal proxy rules.

         Under the terms of the Advance Notice Bylaw, shareholders of record who wish to nominate directors or submit other matters for consideration at the Company's 1996 annual meeting of shareholders must submit their notice to Harvey P. Perry, Secretary of the Company. To be timely, this notice must be received by the Company between October 13, 1995 and March 4, 1996 (assuming, as expected, that the 1996 annual meeting of shareholders will be held not more than 30 days earlier or later than May 11, 1996). In order to be considered for inclusion in the Company's 1996 proxy materials relating to this meeting pursuant to the federal proxy rules, shareholder proposals must be received by the Company on or before November 25, 1995.

         At its May 23, 1995 meeting, the Board of Directors also adopted a bylaw to opt-out of the Louisiana Control Share Statute. This statute, which was enacted in 1987, generally disenfranchises any person who acquires or proposes to acquire more than 20% of Century's voting power unless Century's shareholders re-enfranchise his shares at a shareholder meeting called for this purpose. Given the protections against unfavorable takeovers afforded under the Company's rights agreement, articles of incorporation and bylaws, the Board of Directors believes the potential protections of the Louisiana Control Share Statute are no longer necessary. Moreover, unlike the Company's rights agreement and other similar provisions, which are intended to encourage any person desiring to acquire a controlling interest in the Company to do so through a transaction negotiated with the Board, the Louisiana Control Share Statute may give such person a right to convene promptly a shareholder meeting. The convening of such a meeting may frustrate the ability of the Board to control the timing and scope of the proposed transaction, which may reduce the Board's ability, among other things, to represent the interests of all the Company's shareholders, to consider the impact of the proposed transaction on the Company's long-term plans and to negotiate the best possible terms for the shareholders. For these reasons, the Board of Directors determined that it is in the best interests of the Company and its shareholders to opt-out of the Louisiana Control Share Statute. Although not currently anticipated, the Board could, if warranted by a change in circumstances, opt back into the statute by rescinding its May 23 bylaw, subject to any required regulatory approvals.

         The full text of the Company's bylaws, as amended through May 23, 1995, has been filed as Exhibit 4.2 to Century's Form S-8 which was filed with the Securities and Exchange Commission on June 7, 1995.

    Item 6.     Exhibits and Reports on Form 8-K

         A.    Exhibits

               3(i)  Amended and Restated Articles of Incorporation of
                      Registrant (incorporated by reference to Exhibit 4.1 to Registration No. 33-60061).

               3(ii) Bylaws of Registrant as amended through May 23, 1995
                      (incorporated by reference to Exhibit 4.2 to Registration No. 33-60061).

               10.1  Form of Severance Agreement, as amended and restated as of May 23, 1995, by and between Registrant and each of its executive officers other than Clarke M. Williams.

               10.2  Form of Severance Agreement dated May 23, 1995, by and between Registrant and seven of its officers who are not executive officers.

               10.3  Deferred Compensation Plan for Outside Directors.

               10.4  Amendment to the Century Telephone Enterprises, Inc.
                      Stock Bonus Plan, PAYSOP and Trust.

               10.5  Form of Stock Option Agreement, pursuant to 1995
                      Incentive Compensation Plan and dated as of May 22, 1995, entered into by Registrant and its officers.

               10.6  Form of Stock Option Agreement, pursuant to 1995
                      Incentive Compensation Plan and dated as of June 23, 1995, entered into by Registrant and certain key employees.

               10.7  Registrant's 1995 Incentive Compensation Plan
                      (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061).

               11    Computations of Earnings Per Share.

               27    Financial Data Schedule.

         B.    Reports on Form 8-K

               There were no reports on Form 8-K filed during the quarter ended June 30, 1995.


                                  SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934,

    the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         CENTURY TELEPHONE ENTERPRISES, INC.



    Date: August 7, 1995                /s/ Murray H. Greer
                                            ---------------
                                            Murray H. Greer
                                            Controller
                                            (Principal Accounting Officer)


                         CENTURY TELEPHONE ENTERPRISES, INC.

                                 INDEX TO EXHIBITS


    Exhibit
    Number
    -------
    3(i)     Amended and Restated Articles of Incorporation of Registrant
              (incorporated by reference to Exhibit 4.1 to Registration No. 33-60061).

    3(ii)    Bylaws of Registrant as amended through May 23, 1995 (incorporated by reference to Exhibit 4.2 to Registration No. 33-60061).

    10.1 Form of Severance Agreement, as amended and restated as of May 23, 1995, by and between Registrant and each of its executive officers other than Clarke M. Williams, included herein.

    10.2 Form of Severance Agreement dated May 23, 1995, by and between Registrant and seven of its officers who are not executive officers, included herein.

    10.3     Deferred Compensation Plan for Outside Directors, included herein.

    10.4 Amendment to the Century Telephone Enterprises, Inc. Stock Bonus Plan, PAYSOP and Trust, included herein.

    10.5 Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of May 22, 1995, entered into by Registrant and its officers, included herein.

    10.6 Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of June 23, 1995, entered into by Registrant and certain key employees, included herein.

    10.7 Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061).

    11       Computations of Earnings Per Share, included herein.

    27       Financial Data Schedule, included herein.