Form 10-Q
period 1995-09-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1995-11-09
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1995

                                       or

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

                                                      [X] Yes          [ ] No


      As of October 31, 1995, there were 59,031,773 shares of common stock outstanding.

                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS



                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

     Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 1995 and 1994..................       3

     Consolidated Balance Sheets--September 30, 1995 and
      December 31, 1994.........................................       4

     Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 1995 and 1994.............       5

     Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 1995 and 1994.............       6

     Notes to Consolidated Financial Statements.................      7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations.......................     9-19

Part II. Other Information:

     Exhibits and Reports on Form 8-K...........................       20

Signature.......................................................       21

Index to Exhibits...............................................       22

                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                      Three months            Nine months
                                   ended September 30      ended September 30
                                   ------------------      ------------------
                                    1995        1994        1995        1994
                                   ------      ------      ------      ------
                                         (Dollars, except per share
                                            amounts, and shares
                                           expressed in thousands)

OPERATING REVENUES
   Telephone                     $105,918      99,487     308,051     286,226
   Mobile Communications           53,204      42,028     143,230     109,149
                                 --------    --------    --------    --------
     Total operating revenues     159,122     141,515     451,281     395,375
                                 --------    --------    --------    --------

OPERATING EXPENSES
   Cost of sales and
     operating expenses            75,220      70,519     218,488     202,413
   Depreciation and
     amortization                  28,830      25,215      81,353      69,582
                                 --------    --------    --------    --------
     Total operating expenses     104,050      95,734     299,841     271,995
                                 --------    --------    --------    --------

OPERATING INCOME                   55,072      45,781     151,440     123,380
                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE)
   Interest expense               (10,924)    (11,513)    (32,771)    (30,839)
   Income from unconsolidated
     cellular entities              6,602       4,604      14,700      10,579
   Gain on sales of assets              -           -       5,909           -
   Minority interest               (2,440)     (1,461)     (6,281)     (3,016)
   Other income and expense         2,470       2,378       5,445       4,062
                                 --------    --------    --------    --------
     Total other income
        (expense)                  (4,292)     (5,992)    (12,998)    (19,214)
                                 --------    --------    --------    --------

INCOME BEFORE INCOME TAX
  EXPENSE                          50,780      39,789     138,442     104,166

Income tax expense                 18,900      15,176      53,395      38,867
                                 --------    --------    --------    --------

NET INCOME                       $ 31,880      24,613      85,047      65,299
                                 ========    ========    ========    ========

PRIMARY EARNINGS PER SHARE       $    .54         .46        1.47        1.22
                                 ========    ========    ========    ========

FULLY DILUTED EARNINGS PER
  SHARE                          $    .54         .44        1.46        1.18
                                 ========    ========    ========    ========

DIVIDENDS PER COMMON SHARE       $  .0825       .0800       .2475       .2400
                                 ========    ========    ========    ========

AVERAGE PRIMARY SHARES
  OUTSTANDING                      58,734      53,583      57,790      53,299
                                 ========    ========    ========    ========

AVERAGE FULLY DILUTED SHARES
  OUTSTANDING                      59,193      58,332      58,812      58,016
                                 ========    ========    ========    ========


See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                 September 30,      December 31,
                                                     1995               1994
                                                 ------------       ------------

                                                     (Dollars in thousands)

ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                      $   10,026           7,154
   Accounts receivable
      Customers, less allowance for doubtful
        accounts of $2,459 and $2,360                 48,988          40,824
      Other                                           24,083          23,180
   Materials and supplies, at average cost             5,961           7,090
   Other                                               4,939           2,980
                                                  ----------      ----------
                                                      93,997          81,228
                                                  ----------      ----------

NET PROPERTY, PLANT AND EQUIPMENT                  1,025,136         947,131
                                                  ----------      ----------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
     less accumulated amortization of
     $49,543 and $40,756                             498,472         441,436
   Other                                             197,036         173,458
                                                  ----------      ----------
                                                     695,508         614,894
                                                  ----------      ----------

                                                  $1,814,641       1,643,253
                                                  ==========      ==========
LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt           $   43,059          12,718
   Notes payable                                      15,199         158,000
   Accounts payable                                   56,606          52,331
   Accrued expenses and other liabilities
      Salaries and benefits                           16,476          17,884
      Taxes                                           25,515          16,530
      Interest                                         8,534           8,243
      Other                                            4,678           9,237
   Advance billings and customer deposits             12,895          11,725
                                                  ----------      ----------
                                                     182,962         286,668
                                                  ----------      ----------

LONG-TERM DEBT                                       570,003         518,603
                                                  ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES               203,159         187,746
                                                  ----------      ----------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     59,026,020 and 53,574,361 shares                 59,026          53,574
   Paid-in capital                                   449,364         319,235
   Retained earnings                                 362,569         291,999
   Unearned ESOP shares                              (14,710)        (16,840)
   Preferred stock - non-redeemable                    2,268           2,268
                                                  ----------      ----------
                                                     858,517         650,236
                                                  ----------      ----------
                                                  $1,814,641       1,643,253
                                                  ==========      ==========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Nine months
                                                           ended September 30
                                                          --------------------
                                                            1995        1994
                                                          --------    --------
                                                         (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                         $ 53,574      51,295
   Issuance of common stock for acquisitions                   577       2,000
   Issuance of common stock through conversion
     of debentures                                           4,540           -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                 335         126
   Conversion of preferred stock into common stock               -           2
                                                          --------    --------

   Balance at end of period                                 59,026      53,423
                                                          --------    --------

PAID-IN CAPITAL
   Balance at beginning of period                          319,235     262,294
   Issuance of common stock for acquisitions                15,981      50,311
   Issuance of common stock through conversion
     of debentures                                         108,596           -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans               4,566       2,451
   Amortization of unearned compensation and other             986         588
   Conversion of preferred stock into common stock               -          52
                                                          --------    --------

   Balance at end of period                                449,364     315,696
                                                          --------    --------

RETAINED EARNINGS
   Balance at beginning of period                          291,999     208,945
   Net income                                               85,047      65,299
   Cash dividends declared
     Common stock-$.2475 and $.2400 per share,
        respectively                                       (14,385)    (12,800)
      Preferred stock                                          (92)        (70)
                                                          --------    --------

   Balance at end of period                                362,569     261,374
                                                          --------    --------

UNEARNED ESOP SHARES
   Balance at beginning of period                          (16,840)     (9,220)
   Commitment to ESOP                                            -     (10,000)
   Release of ESOP shares                                    2,130       1,630
                                                          --------    --------

   Balance at end of period                                (14,710)    (17,590)
                                                          --------    --------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                            2,268         454
   Issuance of preferred stock for acquisition                   -       1,875
   Conversion of preferred stock into common stock               -         (54)
                                                          --------    --------

   Balance at end of period                                  2,268       2,275
                                                          --------    --------

TOTAL STOCKHOLDERS' EQUITY                                $858,517     615,178
                                                          ========    ========



See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months
                                                         ended September 30
                                                         ------------------
                                                          1995        1994
                                                         ------      ------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                           $ 85,047      65,299
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                       88,482      76,264
      Deferred income taxes                                4,481      (5,602)
      Income from unconsolidated cellular
        entities                                         (14,700)    (10,579)
      Gain on sales of assets                             (5,909)          -
      Changes in current assets and current
        liabilities:
         Increase in accounts receivable                  (8,968)     (1,070)
         Increase (decrease) in accounts payable           3,933      (4,504)
         Increase in other accrued taxes                   8,892      18,525
         Changes in other current assets and other
           current liabilities, net                       (3,700)      6,594
      Increase in other noncurrent liabilities            10,983       7,948
      Other, net                                             864         691
                                                        --------    --------

         Net cash provided by operating
           activities                                    169,405     153,566
                                                        --------    --------

INVESTING ACTIVITIES
   Payments for property, plant and equipment           (143,551)   (147,352)
   Acquisitions, net of cash acquired                    (21,906)    (54,899)
   Proceeds from sales of assets                          17,922           -
   Investments in unconsolidated cellular
     entities                                             (7,786)     (1,652)
   Distributions from unconsolidated cellular
     entities                                              3,048       3,950
   Purchase of life insurance investment                  (6,417)     (7,664)
   Note receivable                                           416     (25,000)
   Other, net                                             (1,713)       (416)
                                                        --------    --------

         Net cash used in investing activities          (159,987)   (233,033)
                                                        --------    --------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt               31,487     185,472
   Payments of long-term debt                            (16,576)    (90,731)
   Notes payable, net                                    (12,000)      1,000
   Proceeds from issuance of common stock                  4,901       2,578
   Cash dividends                                        (14,477)    (12,870)
   Other, net                                                119       1,237
                                                        --------    --------

         Net cash provided by (used in)
           financing activities                           (6,546)     86,686
                                                        --------    --------

Net increase in cash and cash equivalents                  2,872       7,219

Cash and cash equivalents at beginning
  of period                                                7,154       9,777
                                                        --------    --------

Cash and cash equivalents at end of period              $ 10,026      16,996
                                                        ========    ========

Supplemental cash flow information:

 Income taxes paid                                      $ 45,884      26,686
                                                        ========    ========

 Interest paid                                          $ 32,480      28,024
                                                        ========    ========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (UNAUDITED)


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

     The unaudited financial information for the three months and nine months ended September 30, 1995 and 1994 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                          September 30,       December 31,
                                              1995                1994
                                          -------------      -------------
                                               (Dollars in thousands)

   Telephone, at original cost             $1,176,568           1,076,496
   Accumulated depreciation                  (343,707)           (295,255)
                                           ----------          ----------
                                              832,861             781,241
                                           ----------          ----------

   Mobile Communications, at cost             180,298             152,305
   Accumulated depreciation                   (49,946)            (38,552)
                                           ----------          ----------
                                              130,352             113,753
                                           ----------          ----------

   Other, at cost                             100,385              85,406
   Accumulated depreciation                   (38,462)            (33,269)
                                           ----------          ----------
                                               61,923              52,137
                                           ----------          ----------

                                           $1,025,136             947,131
                                           ==========          ==========

(3)  Conversion of Debentures

     In February 1995 all $115.0 million of Century's outstanding 6% convertible debentures due 2007 were converted into Century common stock by the debenture holders at a conversion price of $25.33 per share.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (UNAUDITED)


(4)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 1995 and 1994) were accounted for by the equity method.

                                         Nine months
                                     ended September 30
                                     ------------------
                                       1995       1994
                                     --------   --------
                                   (Dollars in thousands)

Results of operations
   Revenues                          $536,296   238,388
   Operating income                  $187,179    65,944
   Net income                        $188,536    64,905

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

(6)  Long-term Debt

     Short-term borrowings of $145.0 million at September 30, 1995 have been classified as long-term debt on the accompanying balance sheet as the Company has available $145.0 million in long-term revolving credit facilities amended or entered into subsequent to September 30, 1995.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1994. The results of operations for the three months and/or nine months ended September 30, 1995 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1995 Compared
                    to Three Months Ended September 30, 1994

     Net income for the third quarter of 1995 was $31.9 million compared to $24.6 million during the third quarter of 1994, a 29.5% increase. The increase was principally due to a $9.3 million increase in operating income and a $2.0 million increase in income from unconsolidated cellular entities, which were partially offset by a $3.7 million increase in income tax expense and a $979,000 increase in minority interest. Fully diluted earnings per share increased to $.54 for the three months ended September 30, 1995 from $.44 during the three months ended September 30, 1994, a 22.7% increase.

                                                     Three months
                                                  ended September 30
                                                  ------------------
                                                    1995      1994
                                                  --------  --------
                                               (Dollars in thousands,
                                              except per share amounts)

Operating income
   Telephone                                      $36,555    33,740
   Mobile Communications                           18,517    12,041
                                                  -------   -------
                                                   55,072    45,781

Interest expense                                  (10,924)  (11,513)
Income from unconsolidated cellular entities        6,602     4,604
Minority interest                                  (2,440)   (1,461)
Other income and expense                            2,470     2,378
Income tax expense                                (18,900)  (15,176)
                                                  -------   -------

Net income                                        $31,880    24,613
                                                  =======   =======

Fully diluted earnings per share                  $   .54       .44
                                                  =======   =======

     Contributions to operating revenues and operating income by the Company's telephone operations and mobile communications operations for the three months ended September 30, 1995 and 1994 were as follows:

                                                     Three months
                                                  ended September 30
                                                  ------------------
                                                    1995      1994
                                                  --------  --------

Operating revenues
   Telephone operations                             66.6%     70.3
   Mobile Communications operations                 33.4%     29.7

Operating income
   Telephone operations                             66.4%     73.7
   Mobile Communications operations                 33.6%     26.3

Telephone Operations
                                                      Three months
                                                   ended September 30
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
                                                 (Dollars in thousands)
Operating revenues
   Local service                                   $28,455    26,192
   Network access and
     long distance                                  65,596    61,614
   Other                                            11,867    11,681
                                                   -------   -------
                                                   105,918    99,487
                                                   -------   -------
Operating expenses
   Plant operations                                 21,801    22,031
   Customer operations                               9,759     8,870
   Corporate and other                              15,426    15,331
   Depreciation and amortization                    22,377    19,515
                                                   -------   -------
                                                    69,363    65,747
                                                   -------   -------

Operating income                                   $36,555    33,740
                                                   =======   =======

     Telephone operating income increased $2.8 million (8.3%) due to an increase in operating revenues of $6.4 million (6.5%) which more than offset an increase in operating expenses of $3.6 million (5.5%).

     The increase in revenues was primarily due to a $1.4 million contribution to revenues from a local exchange telephone company acquired during the first quarter of 1995; a $1.8 million increase in local service revenues, primarily as a result of an increase in the number of customer access lines; and a $1.5 million increase in revenues based on minutes of use, of which approximately $1.0 million was associated with a change in the method used to calculate factors applied in the network access revenue billing process.

     During the third quarter of 1995, operating expenses, exclusive of depreciation and amortization, were $754,000 (1.6%) higher than during the third quarter of 1994. The increase was primarily due to $1.0 million of added expenses resulting from the acquisition of a local exchange telephone company and an $800,000 increase in marketing expenses. Such increases were significantly offset by reductions in various operating costs, including certain network and maintenance costs.

     Depreciation and amortization increased $2.9 million (14.7%) which included $1.2 million of depreciation due to higher recurring rates or nonrecurring depreciation charges which have been approved or are anticipated will be approved in 1995 for certain subsidiaries. The remaining increase in depreciation and amortization was primarily due to higher levels of plant in service.

Mobile Communications Operations
                                                          Three months
                                                       ended September 30
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
                                                     (Dollars in thousands)
Operating revenues
  Cellular service                                     $51,858    39,611
  Equipment and other                                    1,346     2,417
                                                       -------   -------
                                                        53,204    42,028
                                                       -------   -------
Operating expenses
  Cost of sales and other operating expenses             8,914     8,142
  General, administrative and customer
    service                                             10,072     8,678
  Sales and marketing                                    9,248     7,467
  Depreciation and amortization                          6,453     5,700
                                                       -------   -------
                                                        34,687    29,987
                                                       -------   -------

Operating income                                       $18,517    12,041
                                                       =======   =======

     The mobile communications operating income reflects the operations of the cellular entities in which the Company owns a majority interest. The minority interest owners' share of the income or loss of such entities ($2.4 million during the third quarter of 1995 and $1.5 million during the third quarter of
1994) is  reflected  as an  expense  in  "Minority  interest"  on the  Company's consolidated statements of income. The Company's share of income or loss from the cellular entities in which it owns less than a majority interest ($6.6 million during the three months ended September 30, 1995 and $4.6 million during the three months ended September 30, 1994) is reflected as "Income from unconsolidated cellular entities" on the Company's consolidated statements of income.

     Mobile communications operating income increased $6.5 million (53.8%) to $18.5 million in the third quarter of 1995 from $12.0 million in the third quarter of 1994. Mobile communications operating revenues increased $11.2 million (26.6%) which more than offset an increase in operating expenses of $4.7 million (15.7%).

     The increase in cellular service revenues was substantially due to the increase in the number of cellular units in service. The average number of cellular units in service in majority-owned markets during the third quarter of 1995 and 1994 was 250,000 and 182,000, respectively. Cellular entities acquired during the third quarter of 1995 contributed $1.4 million of service revenues.

     The average monthly cellular service revenue per customer declined to $69 during the third quarter of 1995 from $73 during the third quarter of 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percent of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and continue to place downward pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

     Equipment and other revenues decreased to $1.3 million during the third quarter of 1995 from $2.4 million during the third quarter of 1994, substantially because the third quarter of 1994 included $887,000 of revenues applicable to the Company's paging operations which were sold in October 1994. Revenues from the sale of cellular phones decreased $187,000 in the third quarter of 1995 compared to the third quarter of 1994. Although the Company sold more phones in the third quarter of 1995 than in the third quarter of 1994, revenues decreased because the Company has begun to sell phones below cost, a strategy which is common in the cellular industry.

     Cost of sales and other operating expenses during the third quarter of 1995 increased $772,000 primarily due to costs incurred in connection with providing service to a larger number of customers, including costs related to operating additional cell sites placed in service.

     General, administrative and customer service expenses increased $1.4 million primarily due to costs associated with serving a larger number of customers.

     Sales and marketing costs increased $1.8 million primarily due to a $900,000 increase in commissions paid to agents and employees for selling cellular service to new customers and a $400,000 increase in the costs of sales promotions.

     Depreciation and amortization increased $753,000 (13.2%) due primarily to a higher level of plant in service.

Interest Expense

     Interest expense decreased $589,000 (5.1%) during the third quarter of 1995 compared to the third quarter of 1994. Average debt outstanding decreased primarily due to the conversion of $115.0 million of 6% convertible debentures into common stock in February 1995. The resulting decrease in interest expense was substantially offset by an increase in interest expense caused by higher average interest rates.

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, was $6.6 million in the third quarter of 1995 and $4.6 million in the third quarter of 1994. This increase was due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest.

Minority Interest

     The increased profitability during the third quarter of 1995 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $979,000 in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

Income Tax Expense

     Income tax expense increased $3.7 million (24.5%) during the third quarter of 1995 compared to the third quarter of 1994 primarily due to the increase in income before taxes.

                  Nine Months Ended September 30, 1995 Compared
                     to Nine Months Ended September 30, 1994

     Net  income  for the first  nine  months of 1995  increased  $19.7  million
(30.2%) to $85.0 million from $65.3 million during the first nine months of 1994. The increase was principally due to a $28.1 million increase in operating income (of which $20.7 million was applicable to the Company's mobile communications operations), a $4.1 million increase in income from unconsolidated cellular entities and a $5.9 million pre-tax gain on the sale of certain non-strategic cellular entities, which were partially offset by increases in income tax expense and minority interest of $14.5 million and $3.3 million, respectively. Fully diluted earnings per share increased to $1.46 for the nine months ended September 30, 1995 from $1.18 during the nine months ended September 30, 1994, a 23.7% increase.

                                                        Nine months
                                                     ended September 30
                                                     ------------------
                                                       1995      1994
                                                     --------  --------
                                                   (Dollars in thousands,
                                                 except per share amounts)
Operating income
   Telephone                                        $105,925    98,526
   Mobile Communications                              45,515    24,854
                                                    --------  --------
                                                     151,440   123,380

Interest expense                                     (32,771)  (30,839)
Income from unconsolidated cellular entities          14,700    10,579
Gain on sales of assets                                5,909         -
Minority interest                                     (6,281)   (3,016)
Other income and expense                               5,445     4,062
Income tax expense                                   (53,395)  (38,867)
                                                    --------  --------

Net income                                          $ 85,047    65,299
                                                    ========  ========

Fully diluted earnings per share                    $   1.46      1.18
                                                    ========  ========

     Contributions to operating revenues and operating income by the Company's telephone operations and mobile communications operations for the nine months ended September 30, 1995 and 1994 were as follows:

                                                      Nine months
                                                   ended September 30
                                                   ------------------
                                                     1995      1994
                                                   --------  --------
Operating revenues
   Telephone operations                              68.3%     72.4
   Mobile Communications operations                  31.7%     27.6

Operating income
   Telephone operations                              69.9%     79.9
   Mobile Communications operations                  30.1%     20.1

Telephone Operations
                                                     Nine months
                                                 ended September 30
                                                 ------------------
                                                   1995      1994
                                                 --------  --------
                                               (Dollars in thousands)
Operating revenues
   Local service                                $ 82,933    73,664
   Network access and
     long distance                               189,752   179,539
   Other                                          35,366    33,023
                                                --------   -------
                                                 308,051   286,226
                                                --------   -------

Operating expenses
   Plant operations                               64,475    63,621
   Customer operations                            28,849    25,734
   Corporate and other                            45,546    44,019
   Depreciation and amortization                  63,256    54,326
                                                --------  --------
                                                 202,126   187,700
                                                --------   -------

Operating income                                $105,925    98,526
                                                ========  ========

     Telephone operating income increased $7.4 million (7.5%) due to an increase in operating revenues of $21.8 million (7.6%) which more than offset an increase in operating expenses of $14.4 million (7.7%).

     The increase in revenues was primarily due to a $3.8 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $5.1 million contribution to revenues from a local exchange telephone company acquired in early 1995; $2.9 million from increased rates for basic services in one jurisdiction which was partially offset by a $1.7 million decrease in intrastate high cost assistance revenues; a $3.4 million increase in revenues as a result of an increase in the number of customer access lines; $2.0 million due to an increase in revenues based on minutes of use, of which approximately $1.0 million was associated with a change in the method used to calculate factors applied in the network access revenue billing process; and a $2.1 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies. Annualized internal access line growth during the first nine months of 1995 was 5.0%.

     During the first nine months of 1995, operating expenses, exclusive of depreciation and amortization, increased $5.5 million (4.1%) partially due to $3.2 million of added expenses which resulted from the acquisition of a local exchange telephone company; $2.0 million due to increased marketing expenses; and a $1.2 million increase in ad valorem taxes resulting from the increase in telephone plant and equipment. In addition, operating expenses during the first nine months of 1994 included a $1.1 million reduction in expenses recorded in the second quarter of 1994 due to a reduction in the Company's liability for long-term disability. Such increases were partially offset by reductions in various operating costs, including certain maintenance and consulting costs.

     Depreciation and amortization increased $8.9 million (16.4%) which included $3.6 million of depreciation due to higher recurring rates or nonrecurring depreciation charges which have been approved or are anticipated will be approved in 1995 for certain subsidiaries. The remaining increase in depreciation and amortization was primarily due to higher levels of plant in service.

Mobile Communications Operations                           Nine months
                                                       ended September 30
                                                       ------------------
                                                         1995      1994
                                                       --------  --------
                                                    (Dollars in thousands)
Operating revenues
  Cellular service                                    $139,101   101,640
  Equipment and other                                    4,129     7,509
                                                      --------  --------
                                                       143,230   109,149
                                                      --------  --------

Operating expenses
  Cost of sales and other operating expenses            26,026    22,639
  General, administrative and customer service          27,920    24,361
  Sales and marketing                                   25,672    22,039
  Depreciation and amortization                         18,097    15,256
                                                      --------   -------
                                                        97,715    84,295
                                                      --------  --------
Operating income                                      $ 45,515    24,854
                                                      ========  ========

     The mobile communications operating income reflects the operations of the cellular entities in which the Company owns a majority interest and includes the operations of Celutel, Inc. ("Celutel") subsequent to its acquisition in February 1994. The minority interest owners' share of the income or loss of such entities ($6.3 million during the first nine months of 1995 and $3.0 million during the first nine months of 1994) is reflected as an expense in "Minority interest" on the Company's consolidated statements of income. The Company's share of income or loss from the cellular entities in which it owns less than a majority interest ($14.7 million and $10.6 million during the nine months ended September 30, 1995 and 1994, respectively) is reflected as "Income from unconsolidated cellular entities" on the Company's consolidated statements of income.

     Mobile communications operating income increased $20.7 million (83.1%) to $45.5 million in the first nine months of 1995 from $24.9 million in the first nine months of 1994. Mobile communications operating revenues increased $34.1 million (31.2%) which more than offset an increase in operating expenses of $13.4 million (15.9%).

     The increase in cellular service revenues was substantially due to the increase in the number of cellular units in service. The average number of cellular units in service in majority-owned markets during the first nine months of 1995 and 1994 was 233,000 and 162,000, respectively.

     The average monthly cellular service revenue per customer declined to $66 during the first nine months of 1995 from $70 during the first nine months of 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percent of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and continue to place downward pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

     Equipment and other revenues decreased $3.4 million to $4.1 million during the nine months ended September 30, 1995 compared to $7.5 million during the nine months ended September 30, 1994. The nine months ended September 30, 1994 included $2.8 million of revenues applicable to the Company's paging operations which were sold in October 1994. Revenues from the sale of cellular phones decreased $615,000 during the first nine months of 1995 compared to the first nine months of 1994. Although the Company sold more phones in the first nine months of 1995 than in the first nine months of 1994, revenues decreased because the Company has begun to sell phones below cost, a strategy which is common in the cellular industry.

     Cost of sales and other operating expenses during the first nine months of 1995 increased $3.4 million substantially as a result of a $1.2 million increase in cost of sales caused by an increase in the number of phones sold. The remaining increase was primarily due to costs incurred in connection with providing service to a larger number of customers, including costs related to operating additional cell sites placed in service.

     General, administrative and customer service expenses increased $3.6 million primarily due to the costs associated with serving a larger number of customers.

     Sales and marketing expenses increased $3.6 million primarily due to a $2.2 million increase in commissions paid to agents and employees for selling cellular service to new customers. The remainder of the increase was primarily due to costs of sales promotions.

     Depreciation and amortization increased $2.8 million (18.6%) due primarily to a higher level of plant in service.

Interest Expense

     Interest expense increased $1.9 million (6.3%) during the first nine months of 1995 compared to the first nine months of 1994 primarily due to the effect of higher average interest rates which increased interest expense $5.0 million. Such increase was substantially offset by a decrease in interest expense due to a decrease in average debt outstanding. The decrease in average debt outstanding was principally due to the conversion of $115.0 million of 6% convertible debentures into common stock in February 1995.

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $4.1 million (39.0%) during the first nine months of 1995 compared to the first nine months of 1994 due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest. During the first nine months of 1995, the Company recorded an $800,000 reduction in earnings from unconsolidated cellular entities as a result of a multi-year retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.

Gain on Sales of Assets

     During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular entities which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Minority Interest

     The increased profitability during the first nine  months of 1995 of the
Company's   majority-owned   and  operated   cellular  entities  resulted  in  a
corresponding increase of $3.3 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

Other Income and Expense

     Other income and expense for the first nine months of 1995 was $5.4 million compared to $4.1 million during the first nine months of 1994. Interest income increased $995,000 in the first nine months of 1995 due to interest income on a $25.0 million note receivable issued to Century in May 1994.

Income Tax Expense

     Income tax expense increased $14.5 million (37.4%) during the first nine months of 1995 compared to the first nine months of 1994 primarily due to the 32.9% increase in income before taxes. The effective income tax rate for the first nine months of 1995 increased primarily because of the income tax expense attributable to the gain on sales of assets during the first quarter of 1995.

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

     Net cash provided by operating activities was $169.4 million during the first nine months of 1995 compared to $153.6 million during the first nine months of 1994. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations and mobile communications operations of the Company, see Results of Operations.

     Net cash used in investing activities was $160.0 million and $233.0 million for the nine months ended September 30, 1995 and 1994, respectively. Cash used in connection with the acquisitions of certain cellular entities was $21.9 million during the first nine months of 1995; cash used in connection with the acquisition of Celutel during the first nine months of 1994 was $54.9 million. Payments for property, plant and equipment were $3.8 million less in the first nine months of 1995 than in the comparable period during 1994. Capital expenditures for the nine months ended September 30, 1995 were $98.0 million for telephone operations, $30.0 million for mobile communications operations and $16.3 million for other operations. The $160.0 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular entities. In connection with the corporate restructuring of a local exchange telephone company that has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's then-newly-formed parent company $25.0 million in May 1994.

     Net cash used in financing activities was $6.5 million during the first nine months of 1995; net cash provided by financing activities was $86.7 million during the first nine months of 1995. Net borrowings, including notes payable and long-term debt, were $2.9 million during the first nine months of 1995 compared to $95.7 million during the first nine months of 1994. During the first nine months of 1994, the Company filed a shelf registration statement registering $400.0 million of senior unsecured debt securities under which the Company issued $150.0 million of senior notes on May 6, 1994. The proceeds were used to discharge the Company's indebtedness under a $90.0 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994, and to reduce the Company's short-term bank indebtedness under various credit facilities.

     Revised budgeted capital expenditures for 1995 total $120.0 million for telephone operations, $63.0 million for mobile communications operations and $18.0 million for other operations.

     As of September 30, 1995, Century's telephone subsidiaries had available for use $136.1 million of commitments for long-term financing from the Rural Utilities Service ("RUS") and the Company had $77.1 million of undrawn committed bank lines of credit. In October 1995, the Company increased its committed bank lines of credit by an additional $40.0 million. In addition, approximately $38.0 million of uncommitted credit facilities were available to Century at September 30, 1995. The Company also has access to debt and equity capital markets. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

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

                                      OTHER

     During the third quarter of 1995, the Public Service Commission of Wisconsin completed its examination of transactions in which Century and its service subsidiaries provided various services and materials to the Company's Wisconsin telephone subsidiaries. The impact of the examination was not material to the results of operations of the Company.

     During 1995 regulatory proceedings promoting competition have been initiated by a number of state regulatory commissions, including those in Louisiana, Ohio, Texas and Tennessee, furthering the expectation that regulation will continue to decrease and competition increase in the traditionally monopolistic portion of the telecommunications industry.

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

     Under this plan, the Company will be required to reduce its intrastate switched access rates over a two-year period beginning July 1, 1995 to match the rates in effect for BellSouth. The Company anticipates that this directive will reduce its access revenues by approximately $500,000 in 1995 and up to $4.2 million annually upon completion of the two year phase-in.

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

     The United States Senate and the House of Representatives each passed separate telecommunications bills during 1995 that propose to substantially alter the regulatory framework of the telecommunications industry by, among other things, promoting deregulation and local exchange competition. The Conference Committee composed of members of both bodies is currently attempting to reconcile the conflicting terms of these bills. Assuming these measures become law in substantially their current form, the Company does not believe the resulting competition is likely to materially affect it in the near term, although there can be no assurance to this effect or to the effect that these bills will not be substantially altered by the conference committee.

     In July 1995 the Federal Communications Commission ("FCC") issued a Notice of Proposed Rulemaking and Notice of Inquiry, in which it is seeking comments on proposals and policy changes relating to certain federal high cost assistance mechanisms that provide substantial revenues to the Company, including the Universal Service Fund. The FCC's stated goals are to ensure that universal service can be maintained, but still hold the total level of assistance to a reasonable level and, where possible, reduce barriers to competitive entry and to promote efficient investment in and operation of local service networks. Although the Company anticipates that these initiatives may result in a reduction of its federal support revenues, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

      A.      Exhibits

              4.1 Fourth Amendment to Competitive Advance and Revolving Credit Facility Agreement, dated October 5, 1995, between Registrant and NationsBank of Texas, N.A.

              4.2 Competitive Advance and Revolving Credit Facility Agreement, dated October 17, 1995, between Registrant and Bank One of Texas, N.A.

              10.1 Amendment No. 1, dated as of May 22, 1995, to Form of Stock Option Agreement entered into in 1990 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers.

              10.2 Amendment No. 1, dated as of May 22, 1995, to Form of Stock Option Agreement entered into in 1992 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers.

              10.3 Amendment No. 1, dated as of May 22, 1995, to Form of Performance Share Agreement under the 1990 Incentive Compensation Program entered into in 1993 with certain of its officers.

              10.4 Amendment No. 1, dated as of May 22, 1995, to Form of Restricted Stock Agreement and Performance Share Agreement under the 1988 Incentive Compensation Program entered into in 1993 with certain of its officers.

              11    Computations of Earnings Per Share.

              12    Ratio of Earnings to Fixed Charges.

              27    Financial Data Schedule.

      B.      Reports on Form 8-K
              -------------------

              The following item was reported in the Form 8-K dated July 31, 1995:

                    Item 5. Other Events - News release reporting results of operations for the quarter ended June 30, 1995.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CENTURY TELEPHONE ENTERPRISES, INC.



Date: November 9, 1995               /s/ Murray H. Greer
                                     -------------------
                                     Murray H. Greer
                                     Controller
                                     (Principal Accounting Officer)

                       CENTURY TELEPHONE ENTERPRISES, INC.


                                INDEX TO EXHIBITS


Exhibit
Number
-------

4.1 Fourth Amendment to Competitive Advance and Revolving Credit Facility Agreement, dated October 5, 1995, between Registrant and NationsBank of Texas, N.A., included herein.

4.2 Competitive Advance and Revolving Credit Facility Agreement, dated October 17, 1995, between Registrant and Bank One of Texas, N.A., included herein.

10.1 Amendment No. 1, dated as of May 22, 1995, to Form of Stock Option Agreement entered into in 1990 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers, included herein.

10.2 Amendment No. 1, dated as of May 22, 1995, to Form of Stock Option Agreement entered into in 1992 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers, included herein.

10.3 Amendment No. 1, dated as of May 22, 1995, to Form of Performance Share Agreement under the 1990 Incentive Compensation Program entered into in 1993 with certain of its officers, included herein.

10.4 Amendment No. 1, dated as of May 22, 1995, to Form of Restricted Stock Agreement and Performance Share Agreement under the 1988 Incentive Compensation Program entered into in 1993 with certain of its officers, included herein.

11         Computations of Earnings Per Share, included herein.

12         Ratio of Earnings to Fixed Charges, included herein.

27         Financial Data Schedule, included herein.