Form 10-K405
period 1995-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1996-03-18
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 29, 1996, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $2.0 billion.

As of February 29, 1996, there were 59,339,041 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement prepared in connection with the 1996 annual meeting of shareholders are incorporated in Part III of this Report.


                                     PART I

Item 1.        Business

    General. Century Telephone Enterprises, Inc. ("Century") is a regional diversified telecommunications company that is primarily engaged in providing traditional telephone services and cellular telephone communications services. For the year ended December 31, 1995, telephone operations and mobile communications operations (cellular operations) provided 65% and 31%, respectively, of the consolidated revenues of Century and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

    At December 31, 1995, the Company's telephone subsidiaries operated over 480,000 telephone access lines, primarily in rural, suburban and small urban areas in 14 states, with the largest customer bases located in Wisconsin, Louisiana, Michigan and Ohio. According to published sources, the Company is the sixteenth largest local exchange telephone company in the United States based on the number of access lines served.

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

    At December 31, 1995, the Company, through its cellular operations, owned approximately 7.6 million pops in 27 MSAs, primarily concentrated in Michigan, Louisiana, Mississippi and Texas, and 29 RSAs, most of which are in Michigan, Louisiana and Arkansas. The Company is the majority owner and operator in 19 of the MSAs and 18 of the RSAs, which collectively represent 6.4 million pops, and has minority interests in the other MSAs and RSAs, which collectively represent
1.2 million pops. Of the Company's 7.6 million pops, approximately 72% are attributable to the Company's MSA interests, with the balance attributable to its RSA interests. According to data derived from published sources, at September 30, 1995 the Company was the fifteenth largest cellular telephone company in the United States based on the Company's owned pops. At December 31, 1995, the Company's majority-owned and operated cellular systems had more than 290,000 cellular subscribers. Except for five MSAs and two RSAs, all of the cellular systems operated by the Company are operated under wireline licenses.

    The Company also provides long distance, operator and interactive services in certain local and regional markets, as well as certain printing and related services, and has recently entered the competitive access business.

    Recent Acquisitions and Dispositions. In January 1995 Century acquired Tele-Max, Inc. and its affiliates. In connection with this acquisition, Century acquired approximately 5,300 telephone access lines in a suburban community north of Dallas, Texas and a one-half of one percent interest in the Dallas MSA wireline cellular system (which represented approximately 20,000 pops). In the third quarter of 1995 the Company acquired 100% of the Michigan RSA #4 wireline cellular system, along with the non-wireline cellular systems in Mississippi RSA #2 and Mississippi RSA #6, which, at December 31, 1995, had populations of 131,100, 242,800 and 182,600, respectively. Mississippi RSA #6 is adjacent to the Jackson, Mississippi MSA that the Company operates; Mississippi RSA #2 is located in northeastern Mississippi between Memphis, Tennessee and Birmingham, Alabama. Michigan RSA #4 is located in northeastern Michigan and is adjacent to other markets the Company operates.

    In accordance with its strategy of clustering its telephone and cellular businesses, during 1995 the Company sold its ownership interests in several RSAs located primarily in western states and three MSAs located in the midwest, which in the aggregate represented approximately 250,000 pops.

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

    Other. As of December 31, 1995, the Company employed approximately 3,100 persons, of which approximately 200 employees located in Ohio are covered by a three-year collective bargaining agreement between the Company and the Communications Workers of America. The agreement lapses on March 30, 1997.

    Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Century's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9500.



                              TELEPHONE OPERATIONS

    The Company is the sixteenth largest local exchange telephone company in the United States, based on the more than 480,000 access lines it served at December 31, 1995. Currently, the Company operates over 500 central office and remote switching centers in its telephone operating areas. Over the past decade, Century has installed digital switching platforms throughout most of its switching network. At December 31, 1995, 99% of Century's total access lines were digitally switched. Through its operating telephone subsidiaries, Century provides services to predominately rural, suburban and small urban markets in 14 states. The table below sets forth certain information with respect to Century's access lines as of December 31, 1995:

                         Number of          Percent of              Percent
   State               access lines        access lines             digital
---------------------------------------------------------------------------
Wisconsin                101,119                21%                   100%
Louisiana                 87,733                18                    100
Michigan                  83,657                18                    100
Ohio                      72,719                15                    100
Arkansas                  39,185                 8                    100
Texas                     37,434                 8                    100
Tennessee                 22,514                 5                    100
Mississippi               14,635                 3                    100
Colorado                   6,370                 1                    100
New Mexico                 4,927                 1                     74
Indiana                    4,734                 1                    100
Idaho                      4,051                 1                    100
Arizona                    1,503                 0                      0
Iowa                         176                 0                    100
--------------------------------------------------------------------------
                         480,757               100%                    99%
==========================================================================

    As indicated in the following table, Century has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to acquisitions of other telephone companies and to the expansion of services:


                                    Year Ended or As of December 31,
--------------------------------------------------------------------------------
                         1995         1994       1993        1992        1991
--------------------------------------------------------------------------------
                                       (Dollars in thousands)
Access lines            480,757     454,963     434,691     397,300     314,819
    % Residential            78%         79          80          81          81
    % Business               22%         21          20          19          19
Operating revenues    $ 419,242     391,265     350,330     298,812     236,408
Capital expenditures  $ 136,006     152,336     131,180     108,974      73,913

    Future  growth in  telephone  operations  is expected to be derived from (i)
acquiring additional telephone companies, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

Services

    The Company's telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access and long distance services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                        1995          1994          1993
------------------------------------------------------------------------

Local service                           26.6%         25.6          25.3
Network access and long distance        61.7          62.3          62.0
Other                                   11.7          12.1          12.7
------------------------------------------------------------------------
                                       100.0%        100.0         100.0
========================================================================

    Local service revenues are generated by the provision of local exchange telephone services in the Company's franchised service areas.

    Network access and long distance revenues primarily relate to services provided by the Company to interexchange carriers (long distance carriers) in connection with the use of the Company's facilities to originate and complete interstate and intrastate long distance telephone calls. Most of the Company's interstate network access revenues are derived through pooling arrangements administered by the National Exchange Carrier Association ("NECA"). The NECA receives access charges billed by the Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for their use of the local exchange network to complete long distance calls and subsequently distributes these revenues to such LECs based primarily on cost separation studies. The charges billed to the long distance carriers and other LEC customers are based on tariffed access rates filed with the FCC by the NECA on behalf of the Company and other participating LECs. Interstate revenues as a percentage of telephone operating revenues amounted to 34.6%, 33.5% and 32.0% in 1995, 1994 and 1993, respectively.

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

    The installation of digital switches and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines. In 1995 and early 1996, the Company continued to expand its list of premium services (such as voice mail and internet access) offered in certain service areas and aggressively marketed these services.

    The Company is installing fiber optic cable in high traffic routes in certain areas in which it operates and has provided alternative routing of telephone service over fiber optic cable networks in several of its strategic operating areas. At December 31, 1995, the Company had over 2,000 miles of fiber optic cable in place.

    Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities and (iv) participating in the publication of local directories. Certain large telecommunications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which is expected to result in future reductions of billing and collection revenues.

     For further information on the regulation of the Company's revenues, see "-Regulation and Competition."

Federal Financing Programs

    Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of money to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 6.04% to 6.88% for the fiscal year ended September 30, 1995), and in some cases makes loans concurrently with RUS loans. Most of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries which have borrowed from government agencies generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met.

    For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

    Traditionally, LECs have operated as regulated monopolies. Consequently, the majority of the Company's telephone operations are regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telecommunications industry. Although Century anticipates that these trends towards reduced regulation and increased competition will continue, the form and degree of future regulation and competition in the Company's franchised service areas cannot be ascertained at this time.

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

    In recent years, Ohio, Michigan, Wisconsin, Louisiana and other state legislatures and regulatory commissions having jurisdiction over the Company's telephone subsidiaries have either begun to reduce the regulation of LECs or have announced their intention to review such regulation, and it is expected that this trend will continue. This reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. Coincident with these efforts is the introduction of competition into traditionally monopolistic segments of the industry. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

    Substantially all of the state regulatory commissions have statutory authority, the specific limits of which vary, to initiate and conduct earnings reviews of the LECs that they regulate. As part of the movement towards deregulation, several states are moving away from traditional rate of return regulation towards price cap regulation and incentive regulation (which are similar to the FCC regulations discussed below), and are actively encouraging larger LECs to adopt these newer forms of price regulation. The continuation of this trend may lead to fewer earnings reviews in the future. Currently, however, most of the Company's LECs continue to be regulated under rate of return regulation. During 1995 the Louisiana Public Service Commission ("LPSC") culminated its two-year investigation into the earnings of independent telephone companies in Louisiana by adopting a new regulatory plan for such companies effective July 1, 1995. For additional information, see Regulation and Competition in Item 7 herein. As stated in Item 7, the Company anticipates that the impact of these changes will adversely affect its results of operations and there is no assurance that the effect will not be material. In addition, there is no assurance that future reviews, in Louisiana or in other states, will not lead to future revenue reductions or customer refunds. Also, in light of the movement away from traditional rate of return regulation, no assurance can be given that the Company's LECs will continue to earn the same rate of return that they achieved in recent years.

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

    Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies ("RBOCs") and GTE Corporation. An annual opportunity to elect price-cap regulation is available for other LECs. Under price-cap regulation, limits imposed on a company's interstate rates will be adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the incentive regulatory plan, but will continue to evaluate its options on a periodic basis. Consequently, the authorized interstate access rate of return for the Company's telephone subsidiaries is 11.25%, which is the authorized rate established by the FCC for LECs not governed by price-cap regulation or the optional incentive regulatory plan.

    In February 1996 the FCC sought public comments on whether it should initiate a rate of return represcription proceeding for LECs that are subject to rate of return regulation for interstate access revenues.

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

    The FCC and certain state regulatory commissions have recently explored or implemented initiatives to evaluate or reduce the funding of certain of these cost recovery mechanisms. In December 1993 the FCC adopted interim provisions which placed certain limitations on the FCC's Universal Service Fund ("USF") growth rate, including a cap which has been extended through mid-1996. The Company anticipates that revenues from the USF under these interim provisions will continue to increase in the near term, but at a lesser percentage rate than that associated with recent prior periods. In July 1995 the FCC sought comments on proposals and policy changes relating to certain federal high-cost assistance mechanisms that provide substantial revenues to the Company, including the USF. The FCC's stated goals are to ensure that universal service can be maintained, but still hold the total level of assistance to a reasonable level and, where possible, reduce barriers to competitive entry and to promote efficient investment in and operation of local service networks.

    In February 1996 the United States Congress enacted the 1996 Act which provides, among other things, that a federal-state joint board review existing universal service support mechanisms and recommend changes to the FCC regulations in order that such regulations will be consistent with the universal service principles in the 1996 Act. The 1996 Act provides that all telecommunications carriers providing interstate services shall contribute to universal service support mechanisms. The 1996 Act provides that only eligible telecommunications carriers designated by a state shall be eligible to receive specific federal universal service support and that any eligible telecommunications carrier that receives such support shall only use that support to provide, maintain and upgrade facilities and services for universal service in the area for which the support is received. Although the Company anticipates that the FCC's proposed rulemaking and the 1996 Act may result in a reduction of its federal support revenues, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

    Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. There can be no assurance that these states will continue to provide for cost recovery at current levels.

    Certain revenues determined under the FCC's cost separation rules are affected by the number of access lines served by a specific telephone company. During 1995 the customer base of one of the Company's telephone subsidiaries in Michigan increased above 50,000 access lines, which resulted in a decrease in revenues of approximately $700,000. An additional decrease in revenues of that subsidiary of approximately $500,000 is expected in 1996. In addition, in early 1996 another of the Company's telephone subsidiaries reached 50,000 access lines and it is anticipated that revenues for that subsidiary will decrease approximately $1.5 million in 1996 as a result thereof.

    Most of the Company's LECs concur with the common line and traffic sensitive tariffs filed by the NECA and participate in the access revenue pools administered by the NECA for interstate services. All of the long distance and intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements. See "-Services."

    Certain long distance carriers continue to request that certain of the Company's LECs reduce access tariffed rates. There is no assurance that these requests will not result in decreased access revenues.

    Developments Affecting Competition. The communications industry is currently undergoing fundamental changes which may have a significant impact on the future operations and financial performance of telecommunications companies. Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in each sector of the telephone industry, including, most recently, local service. As a result, the number of companies offering competitive services has increased.

    As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to lower barriers of entry to competitors. The 1996 Act imposes a general duty to interconnect with other telecommunications carriers and to forego the installation or implementation of network features or functions that do not comply with guidelines and standards established under the 1996 Act. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. These include the duties (i) not to prohibit resale of its service,
(ii) to provide number portability, (iii) to provide dialing parity, (iv) to afford access to poles, ducts, conduits, and rights-of-way, and (v) to establish reciprocal compensation arrangements for the transport and termination of traffic. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Under the 1996 Act's rural telephone company exemption, all of the Company's telephone subsidiaries will be exempt from the foregoing itemized obligations of incumbent LECs until such time as the state regulatory commission with jurisdiction over any such company receives notice that a bona fide request has been presented to such company for interconnection, services or network elements and such commission determines that the request is technically feasible, not unduly economically burdensome and is consistent with the universal service provisions contained in the 1996 Act. Facility interconnection charges are required to be based on cost (to be determined without a rate-of-return or other rate-based proceeding) and may include a reasonable profit. The 1996 Act provides that each LEC, to the extent that it provides wireline services, shall have a statutory duty to provide equal access and nondiscrimination to interexchange carriers and information service providers. The 1996 Act requires the FCC to adopt regulations to implement the provisions contained therein. Management believes that the 1996 Act will ultimately increase competition in its franchised telephone service areas, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts implementing regulations.

    Of the 14 states in which the Company provides telephone services, most (including Wisconsin, Louisiana, Ohio and Michigan) have taken legislative or regulatory steps to introduce competition into the local exchange business. Largely as a result thereof, several well-established interexchange carriers and cable television companies have accelerated their development of networks and facilities designed to provide local exchange services, principally in larger cities. A cable company has requested authorization to provide local exchange service in a portion of the Company's franchised service area in Ohio, and it is anticipated that similar action may be taken by others in the Company's franchised service areas. States can, if they so desire, introduce more competition than is authorized under the 1996 Act.

    Competition from competitive access providers and others has increased and is expected to continue to increase. Competitive access providers, which originally were formed in the 1980's to provide redundancy services, now provide access competition with LECs in most larger urban areas, principally by targeting large business customers. With the passage of the 1996 Act, competitive access providers are expected to be active competitors to provide local telephone service. Although there has been activity by competitive access providers in certain of the Company's operating areas, such activity has thus far not significantly affected the Company. The Company expects to increasingly face competition from competitive access providers in its operating areas located near larger urban areas and may face similar competition in its other operating areas.

    In addition to receiving services directly from competitive access providers, interexchange carriers and other users of toll service may seek other means to bypass LECs' switching services and local distribution facilities, particularly if services are not strategically priced. There are several ways which users of toll service may bypass the Company's switching services. First, users may construct, modify or lease facilities to transmit their traffic directly to an interexchange carrier. Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network. Also, certain interexchange carriers provide services which allow users to divert their traffic from LECs' usage-sensitive services to their flat-rate services. In addition, users may choose to use mobile communications services or, in the future, companies providing competitive local exchange services, to bypass LECs' switching services. Within the past few years, each of the three largest interexchange carriers in the United States has acquired or sought to acquire interests in mobile communications companies, presumably in part to obtain bypass capabilities. Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the Company believes that the impact of such loss on revenues has not been significant. The Company and the LEC industry are seeking to address bypass principally by adopting flexible pricing of access services where appropriate and to the extent permitted by regulatory agencies. No assurance can be given as to the ultimate outcome of these efforts.

    Currently, cellular communications services complement traditional LEC services. However, as the mobile communications industry continues to mature, the Company anticipates that existing and emerging mobile communications technologies will increasingly compete with traditional LEC services.
Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Mobile Communications Operations - Regulation and Competition."

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

    To the extent that the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects. Many companies currently providing or planning to provide competitive telecommunication services have substantially greater assets and resources than the Company, and several are not subject to the same regulatory constraints as the Company. Moreover, several of these companies have completed business combinations or formed joint ventures or alliances to better prepare themselves for competition.

    The Company anticipates that the traditional operations of LECs will be increasingly impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of cable television companies, interexchange carriers, competitive access providers and others to provide competitive LEC services. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets (which are expected to be large urban areas) and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments. Although competition relating to services traditionally provided solely by LECs is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates, there is no assurance that these developments will not have an adverse effect on the Company in the future.


                        MOBILE COMMUNICATIONS OPERATIONS

    According to data derived from published sources, at September 30, 1995 the Company was the fifteenth largest cellular telephone company in the United States based on the Company's owned pops. The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers. Rather, this term is frequently used as a basis for comparing the size of cellular system operators. At December 31, 1995, the Company owned approximately 7.6 million pops, of which 72% were applicable to MSAs and 28% were RSA pops.

Cellular Industry

    The cellular telephone industry has been in existence for just over ten years in the United States. Although the industry is relatively new, it has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, in June 1995 there were estimated to be over 28 million cellular customers across the United States.

    Cellular mobile telephone service is capable of high-quality, high-capacity communications to and from vehicle-mounted and hand-held radio telephones. Cellular systems, if properly designed and equipped, are capable of handling thousands of calls at any given time and are capable of providing service to tens of thousands of subscribers in a market.

    In a cellular telephone system, the licensed service area is subdivided into geographic areas, or cells. Each cell has its own transmitter and receiver that communicates by radio signal with cellular telephones located within the cell. Each cell is connected by a telephone circuit or microwave to a Mobile Telephone Switching Office ("MTSO"), which in turn is connected to the worldwide telephone network.

    Communications within a cellular system are controlled by the MTSO through a transfer process as a cellular telephone user moves from one cell to another. In this process, when the signal strength of a call declines to a predetermined level, the MTSO determines if the signal strength from an adjacent cell is greater and, if so, transfers the call to the adjacent cell. Software which facilitates the transfer between adjacent cells of different cellular systems using equipment of different manufacturers has been implemented by the Company.

    Cellular telephone systems have high subscriber capacity because of the substantial frequency spectrum allocated to these systems by the FCC and because frequencies can be reused throughout the system. Frequency reuse is possible because the transmission power of cell site equipment and mobile units is relatively low. Therefore, signals on the same channel will not interfere with each other if they are transmitted in cells that are sufficiently far apart. Reuse multiplies the capacity of channels available to the system operator and thereby increases the telephone calling capacity.

    Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more private. Providers of certain services competitive with cellular are currently incorporating digital technology into their operations, and are expected to continue to do so in the future. In recent years certain cellular carriers have begun to install digital cellular voice transmission facilities in certain larger markets. See "-Regulation and Competition-Developments Affecting Mobile Communications Competition."

Construction and Maintenance

    The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems are operational, the Company has continued to add cell sites to increase coverage, provide additional capacity and improve the quality of these systems. In 1995 the Company completed construction of 41 cell sites in markets operated by the Company.

    During the last few years the Company upgraded certain portions of its cellular systems to be capable of providing digital service in the future; the Company currently plans to implement digital service in certain markets during 1996 using the TDMA digital standard. The Company will continue to monitor the development and implementation of this technology to determine when it will become beneficial for the Company to install digital voice transmission facilities in other markets. See "-Regulation and Competition-Developments Affecting Mobile Communications Competition." Total capital expenditures related to majority-owned cellular systems operated by the Company were approximately $42 million in 1995 and are anticipated to be approximately $61 million in 1996.

Strategy

    The  Company's  business  development  strategy for its  cellular  telephone operations is to secure operating control of service areas that are geographically clustered. Clustered cellular systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 51% of the Company's pops in markets operated by the Company are in a single, contiguous cluster of eight MSAs and seven RSAs in Michigan; another 19% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

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

Marketing

    The Company markets its cellular services through several distribution channels, including independent agents, its direct sales force and retail outlets owned by the Company and others. The Company's cellular sales force consists of almost 300 independent agents, which generate a significant majority of the Company's new subscribers, and over 200 sales employees. Each sales employee and independent agent solicits cellular customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions. The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

    The sales and marketing costs of obtaining new subscribers are substantial. The Company not only has to pay for advertising, but also incurs a direct expense for most new subscribers, either in the form of a commission payment to an agent or a salary/incentive payment to a direct sales person. In addition, the Company discounts the cost of cellular telephone equipment, and periodically runs promotions which provide some amount of initial activation, access or airtime free to new subscribers. Although the Company has continued to lower the cost of acquisition per subscriber, it remains one of the largest expenses in conducting the Company's cellular operations.

    During 1994 AT&T Corp. completed its acquisition of McCaw Cellular Communications, Inc., the largest cellular provider in the United States, and has begun to market McCaw's service under the AT&T brand name. The Company competes with AT&T in four of the MSAs it operates and several of its operated RSAs.

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

    The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different calling patterns. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, recently it has begun to offer plans which include features such as unlimited toll calls and unlimited weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, three-way calling and no-answer transfer. The Company offers voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls.

     Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their office, such as employees in the construction, real estate, wholesale and retail distribution businesses, and professionals. More customers are selecting portable and other transportable cellular telephones as these units become more compact and fully featured, as well as more attractively priced. It is anticipated that average revenue per customer may continue to decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. See "-Regulation and Competition."

    Most cellular systems allow a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all markets in the United States; such agreements offer the Company's customers the opportunity to roam in these markets. Also, a customer of a participating non-Company system traveling in a market operated by the Company where this arrangement is in effect is able to automatically make calls on the Company's system. The charge to a non-Company customer for this service is typically at premium rates, and is billed by the Company to the customer's home system, which then bills the customer. Occasionally, the Company will enter into reciprocal agreements with other cellular carriers to settle roaming usage at a rate different from such premium rates. In some instances, based on competitive factors and financial considerations, the Company charges a lower amount to its customers than the amount actually charged by the servicing cellular carrier for roaming. The Company anticipates that competitive factors and industry consolidation may place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

    Roamer fraud remains a cellular industry problem. Roamer fraud occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. While the Company and the industry have implemented extensive fraud control processes, they have not been able to eliminate roamer fraud.

    During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to increased holiday season sales. According to the Cellular Telecommunications Industry Association, industry-wide cellular sales have been seasonally strong in the fourth calendar quarter for the past several years.

    The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                                                    Year Ended or At December 31,
 --------------------------------------------------------------------------------------------------------
                                                               1995              1994             1993
 --------------------------------------------------------------------------------------------------------
Majority-owned and operated MSA and RSA systems (Note 1):
    Cellular systems operated                                       33                31               26
    Total population of systems operated (Note 2)            6,877,598         6,359,699        5,015,463
    Customers (Note 3):
       At beginning of period                                  211,710           116,484           73,084
       Additions                                               139,836           110,636           62,564
       Net acquisitions/dispositions                             8,699            30,743                -
       Disconnects                                              70,170            46,153           19,164
       At end of period                                        290,075           211,710          116,484
    Market penetration at end of period (Note 4)                  4.22%             3.33             2.32
    Churn rate (Note 5)                                           2.39%             2.29             1.75
    Average monthly cellular service revenue per customer    $      66                69               71
    Construction expenditures (in thousands)                 $  41,990            39,937           56,070

All operated MSA and RSA systems (Note 6):
    Cellular systems operated                                       37                36               31
    Total population of systems operated (Note 2)            7,721,569         7,445,571        6,084,794
    Customers at end of period (Note 7)                        313,430           227,140          124,908
    Market penetration at end of period (Note 8)                  4.06%             3.05             2.05

Notes:
      1.  Represents the number of systems in which the Company owned at least a
50% interest.  The revenues and expenses of these cellular markets, all of which are  operated  by  the  Company,  are  included  in the  Company's  consolidated operating revenues and operating expenses.
      2.  Based  on  independent   third-party  population  estimates  for  each
respective year.
      3.  Represents  the  approximate  number  of  revenue-generating  cellular telephones served by the cellular systems referred to in note 1.
      4.  Computed by dividing  the number of customers at the end of the period by the total population of systems referred to in note 1.
      5.  Represents the average  percentage of customers  that  disconnect on a monthly basis.
      6.  Represents  the total  number of systems  that the  Company  operated, including systems in which it does not own a majority interest.
      7.  Represents  the  approximate  number  of  revenue-generating  cellular telephones served by the cellular systems referred to in note 6.
      8.  Computed by dividing  the number of customers at the end of the period by the total population of systems referred to in note 6.

The Company's Cellular Interests

      The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 1995:

                                                                    The           Other
                                        1995                      Company's      cellular
                                     population     Ownership      pops at       operator
                                      (Note 1)     percentage  December 31, 1995  (Note 2)
------------------------------------------------------------------------------------------

Majority-owned and operated MSAs

Grand Rapids, MI                         734,501      97.00%       712,466       AirTouch
Lansing, MI                              498,597      97.00        483,639       AirTouch
Saginaw, MI                              402,929      91.70        369,486       AirTouch
Kalamazoo, MI                            305,095      97.00        295,942       Centennial
Battle Creek, MI                         193,878      97.00        188,062       Centennial
Muskegon, MI                             187,884      97.00        182,247       AirTouch
Benton Harbor, MI                        161,966      97.00        157,107       Masters Cellular
Jackson, MI                              153,977      97.00        149,358       Centennial
Shreveport, LA                           379,525      62.00        235,306       AT&T
Alexandria, LA                           144,396     100.00        144,396       Centennial
Monroe, LA                               147,395      62.00         91,385       AT&T
Jackson, MS  (Note 4)                    416,071      87.33        363,354       MCTA
Biloxi-Gulfport, MS  (Note 4)            229,730      92.83        213,249       Cellular South
Pascagoula, MS  (Note 4)                 126,963      85.90        109,065       Cellular South
LaCrosse, WI                             101,785      95.00         96,696       U. S. Cellular
Pine Bluff, AR                            83,975     100.00         83,975       AT&T
McAllen-Edinburg-Mission, TX  (Note 4)   475,980      68.33        325,248       SBC
Brownsville-Harlingen, TX  (Note 4)      306,979      77.81        238,872       SBC
Texarkana, AR/TX                         136,879      89.00        121,822       AT&T
--------------------------------------------------------------------------
                                       5,188,505                 4,561,675
--------------------------------------------------------------------------

Minority-owned MSAs

Flint, MI                                506,318       3.20%        16,192       Note 3
Detroit, MI                            4,602,090       3.20        147,175       Note 3
Appleton/Oshkosh/Neenah, WI              475,651      10.83         51,513       Note 3
Little Rock, AR                          543,773      36.00        195,758       Note 3
Lafayette, LA                            256,742      49.00        125,804       Note 3
Austin, TX                               919,978      35.00        321,992       Note 3
Dallas-Ft. Worth, TX                   4,344,179        .50         21,721       Note 3
Sherman-Denison, TX                       97,919        .50            490       Note 3
--------------------------------------------------------------------------
                                      11,746,650                   880,645
--------------------------------------------------------------------------
      Total MSAs                      16,935,155                 5,442,320
--------------------------------------------------------------------------

Operated RSAs

Arkansas 2                                82,860      82.00%        67,945       AT&T
Arkansas 3                               102,706      82.00         84,219       AT&T
Arkansas 11                               67,360      89.00         59,950       AT&T
Arkansas 12                              188,542      80.00        150,834       AT&T
Louisiana 1                              114,680      62.00         71,102       Cellular One
Louisiana 2                              116,255      62.00         72,078       AT&T/Centennial
Louisiana 3 (B2)                          95,585      62.00         59,263       AT&T/Centennial
Louisiana 4                               73,168     100.00         73,168       Centennial
Michigan 3                               156,490      38.76         60,660       Unitel
Michigan 4                               131,069     100.00        131,069       RFB
Michigan 5                               156,029      38.76         60,481       Unitel
Michigan 6                               135,706      98.00        132,992       Centennial
Michigan 7                               238,595      41.78         99,697       Centennial
Michigan 8                                98,016      97.00         95,076       Allegan Cellular
Michigan 9                               292,857      43.38        127,041       Centennial
Mississippi 2 (Note 4)                   242,752     100.00        242,752       Bell South Mobility
Mississippi 6 (Note 4)                   182,638     100.00        182,638       Cellular South
Texas 7 (B6)                              57,756      89.00         51,403       AT&T
--------------------------------------------------------------------------
                                       2,533,064                 1,822,368
--------------------------------------------------------------------------

Non-operated RSAs

Arizona 2                                243,529      21.30%        51,863       Note 3
Michigan 10                              135,023      26.00         35,106       Note 3
Minnesota 11                             206,081      13.01         26,807       Note 3
New Mexico 4W                            133,708      35.71         47,753       Note 3
Texas 16                                 319,976       9.60         30,718       Note 3
Wisconsin 1                              109,248       8.44          9,222       Note 3
Wisconsin 2                               84,925      12.81         10,879       Note 3
Wisconsin 3                              139,189      14.29         19,884       Note 3
Wisconsin 6                              114,709      28.57         32,774       Note 3
Wisconsin 8                              232,864       4.00          9,315       Note 3
Wisconsin 10                             128,751      15.00         19,313       Note 3
--------------------------------------------------------------------------
                                       1,848,003                   293,634
--------------------------------------------------------------------------
     Total RSAs                        4,381,067                 2,116,002
--------------------------------------------------------------------------
                                      21,316,222                 7,558,322
==========================================================================
Notes:
    1.  Based on 1995 independent third-party population estimates.
    2.  Information provided to the best of the Company's knowledge.
    3.  Markets not operated by the Company.
    4.  Represents a non-wireline interest.

Operations

    A substantial number of the cellular systems in MSAs operated by the Company are owned by limited partnerships in which the Company is a general partner ("MSA Partnerships"). Most of these partnerships are governed by partnership agreements with similar terms, including, among other things, customary provisions concerning capital contributions, sharing of profits and losses, and dissolution and termination of the partnership. Most of these partnership agreements vest complete operational control of the partnership with the general partner. The general partner typically has the power to manage, supervise and conduct the affairs of the partnership, make all decisions appropriate in connection with the business purposes of the partnership, and incur obligations and execute agreements on behalf of the partnership. The general partner also may make decisions regarding the time and amount of cash contributions and distributions, and the nature, timing and extent of construction, without the consent of the other partners. The Company owns more than 50% of all of the MSA Partnerships.

    A substantial number of the cellular systems in RSAs operated by the Company are also owned by limited or general partnerships in which the Company is either the general or managing partner (the "RSA Partnerships"). These partnerships are governed by partnership agreements with varying terms and provisions. In many of these partnerships, the noncontrolling partners have the right to vote on major issues such as the annual budget and system design. In a few of these partnerships, the Company's management position is for a limited term (similar to a management contract) and the other partners in the partnership have the right to change managers, with or without cause. The Company owns less than 50% of some of the RSA Partnerships.

    The partnership agreements for both the MSA Partnerships and RSA Partnerships generally contain provisions granting all partners a right of first refusal in the event a partner desires to transfer a partnership interest. This restriction on transfer can make these partnership interests more difficult to sell to a third party.

Revenue

    The following table reflects the major revenue categories for the Company's mobile communications operations as a percentage of mobile communications operating revenues in 1995, 1994 and 1993.

                                             1995           1994          1993
                                            ----------------------------------
Cellular access fees, toll
 revenues and equipment sales                82.3%          82.0          80.5
Cellular roaming                             17.7           16.1          14.5
Paging services  (Note)                         -            1.9           5.0
                                            ----------------------------------
                                            100.0%         100.0         100.0
                                            ==================================

Note:   The Company's paging operations were sold in October 1994.

    For further information on these revenue categories, see "-Services, Customers and System Usage."

Regulation And Competition

    As discussed below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction, operation, interconnection arrangements, sale and acquisition of cellular telephone systems.

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

    Initial operating licenses were granted for ten-year periods and are renewable upon application to the FCC for periods of ten years. Licenses may be revoked and license renewal applications denied for cause. There may be competition for licenses upon the expiration of the initial ten-year terms and there is no assurance that any license will be renewed, although the FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations. The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991. The Company intends to file renewal applications for its licenses which will otherwise expire in 1996.

    Five years after initial operating licenses are granted, unserved areas within markets previously granted to licensees may be applied for by any qualified party. The FCC has rules that govern the procedures for filing and granting such applications and has established requirements for constructing and operating systems in such areas. The Company has not lost, and does not expect to lose, any significant market areas as a result of not providing service to such areas. In addition to regulation by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations concerning the siting and construction of cellular transmitter towers and antennas.

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

    Competition between cellular providers in each market is conducted principally on the basis of services and enhancements offered, the technical quality and coverage of the system, quality and responsiveness of customer service, and price. Competition may be intense. For a listing of the Company's competitors in cellular markets operated by the Company, see "- The Company's Cellular Interests." Under applicable law, the Company is required to permit the reselling of its services. In certain larger markets and in certain market segments, competition from resellers may be significant. There is also substantial competition for agents. Certain of the Company's competitors have substantially greater assets and resources than the Company.

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

    The FCC has adopted rules to auction up to six PCS licenses per market. Under these rules, two 30 MHz frequency blocks have been awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30 MHz and three 10 MHz frequency blocks will be awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs"). Subject to certain exceptions, the Company will be permitted to freely pursue PCS licenses outside its cellular markets, but will be limited to acquiring only one 10 MHz block in licensed areas where it controls more than a 20% interest in a cellular licensee and serves more than 10% of the population within the PCS licensed area. The Company did not participate in the FCC's auction of the MTA licenses. During 1995 the Company invested $20 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the FCC's current auction, which began in December 1995, of the 30 MHz PCS license for each BTA. The FCC anticipates auctioning the final BTA licenses later in 1996. PCS service is commercially available in Washington D.C. and Baltimore and is expected to be commercially available in certain other areas in 1996.

    In addition to PCS, users and potential users of cellular systems may find their communication needs satisfied by other current and developing technologies, several of which may enjoy potential operational and service advantages through their use of digital technology. The FCC previously authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems so as to operate in a manner similar to cellular systems. The Company believes that SMR systems are operating in a majority of its cellular markets. Certain well-established SMR providers have announced their intention to create a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to communicate with the caller. Other two-way mobile services may also be competitive with the Company's services, including two-way paging.

    Mobile satellite systems, in which transmissions are between mobile units and satellites, are currently in operation. No assurance can be given that such systems will not ultimately be successful in obtaining market share from cellular systems which communicate directly to land-based stations. However, the Company has entered into an agreement with a satellite system provider whereby the satellite system will supplement the Company's cellular system in certain areas.

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

    Recently, several large cellular providers have merged with other companies or formed joint ventures. The resulting entities have substantially greater assets and resources than the Company. Several of these joint ventures pooled their resources to purchase PCS licenses awarded in the MTA auctions which were completed in 1995 and to develop the associated markets. For more information, see "-Marketing."

    Although it is uncertain how PCS, SMR, mobile satellites and other emerging technologies will ultimately affect the Company, they are not anticipated to be significant sources of competition in the Company's markets in the near term. Moreover, management believes that equipping its current cellular networks with digital enhancements and applying new microcellular technologies should permit its cellular systems to provide services comparable with the emerging technologies described above, although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

Certain Considerations Regarding Cellular Telephone Operations

    The cellular industry has a relatively limited operating history and there continues to be uncertainty regarding its future. Among other factors, there is uncertainty regarding (i) the continued growth in the number of customers, (ii) the usage and pricing of cellular services, particularly as market penetration increases and lower-usage customers subscribe for service, (iii) the number of customers who will terminate service each month, and (iv) the impact of changes in technology, regulation, legislation and competition, any of which could have a material adverse effect on the Company. See "- Regulation and Competition."

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


                                OTHER OPERATIONS

    The Company also provides long distance, operator and interactive services in certain local and regional markets, as well as certain printing and related services, and has recently entered the competitive access business. The results of these operations, which accounted for 4.4% and 1.2%, respectively, of the Company's consolidated revenues and operating income during 1995, are reflected for financial reporting purposes in the "Other operations" section in operating income.

    Long Distance. At December 31, 1995, the Company provided long distance services in certain of its local exchange markets to nearly 47,000 customers, which represented a 69% increase from the number of customers served as of January 1, 1995. In January 1996 the Company began marketing long distance service in all of its equal access telephone operating areas and, during January 1996 and February 1996, added 29,000 long distance customers. Although the Company owns and operates long distance switches in LaCrosse, Wisconsin and San Marcos, Texas, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to aggressively expand its long distance business, principally through reselling arrangements.

    Competitive access. The Company's competitive access subsidiary has constructed an 86-mile fiber optic network which allows the Company to offer certain competitive access services in Fort Worth and Arlington, Texas, along with a portion of downtown Dallas. The subsidiary, which has also obtained a franchise to provide services in Austin, Texas and is currently constructing its network in the Austin market, provides enhanced data transmission services, transport to local area network users, and central office interconnection, primarily for large business customers. The subsidiary also provides transport for origination and termination services for long distance companies. The Company plans to continue to pursue the development of its competitive access business in Texas and expects to incur operating losses in such business during the next few years.

    Other. The Company provides 0+ and 0- operator services for retail and wholesale markets. The retail market consists primarily of the hospitality and payphone industries. The wholesale market consists of other independent telephone companies and interexchange carriers.

    The Company has a subsidiary which provides audiotext services, fax-on-demand services, and interactive marketing surveys and research. The advertising and consumer information provided through the audiotext services is supplied by the businesses that advertise. The Company has another subsidiary that provides printing, database management and direct mail services which, in conjunction with the subsidiary that provides marketing surveys and research, can provide a complete market research package to customers. The Company has signed a preliminary agreement with another company providing complementary services, pursuant to which the Company would combine most of the operations of these two subsidiaries with the operations of the other company in exchange for an 80% equity interest in the newly created company.

    Certain service subsidiaries of the company provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to the telephone and mobile communications operating subsidiaries. In addition, Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's regulated telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of Century and its subsidiaries. Such intercompany profit is reflected in the "Other operations" section in operating income.


                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1995 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see notes 2, 5, 11, 14 and 16 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.        Properties.

      The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and building related to telephone operations and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 1995, the Company's gross property, plant and equipment of approximately $1.5 billion consisted of the following:

Telephone:
      Cable and wire.............................................     44.1%
      Central office equipment...................................     23.8
      General support............................................      6.6
      Information origination/termination equipment..............      1.6
      Construction in progress...................................      4.0
      Other......................................................       .4
                                                                     -----
                                                                      80.5
Mobile Communications............................................     12.8
Other ...........................................................      6.7
                                                                     -----
                                                                     100.0%
                                                                     =====
      "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops. "Central office equipment" consists primarily of switching equipment, circuit equipment and related facilities. "General support" consists primarily of land, buildings, tools, furnishings,
fixtures,     motor     vehicles     and    work     equipment.     "Information
origination/termination  equipment"  consists  primarily  of  premise  equipment
(private   branch   exchanges  and   telephones)   for  official   company  use.
"Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.

      Most of the properties of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company leases most of the offices used in its cellular operations; certain of its transmitter sites are leased while others are owned by the Company. For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and mobile communications operations in Item 1.

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

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters.

      Century's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:

                                            Sale prices
                                        ------------------       Dividend per
                                        High           Low       common share
                                        ----           ---       ------------
1994:
      First quarter                 $  27-7/8         21-7/8        .08
      Second quarter                $  27-5/8         22-5/8        .08
      Third quarter                 $  30-1/2         25            .08
      Fourth quarter                $  32-1/4         27-1/2        .08

1995:
      First quarter                 $  33-1/8         29            .0825
      Second quarter                $  31-3/4         27-1/2        .0825
      Third quarter                 $  32-1/8         27            .0825
      Fourth quarter                $  32-1/8         27-1/2        .0825

      Common stock dividends during 1994 and 1995 were paid each quarter. As of February 29, 1996, there were approximately 6,900 stockholders of record of Century's common stock.

Item 6.        Selected Financial Data.

      The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 1995:

Selected Income Statement Data

                                                     Year ended December 31,
                                    ----------------------------------------------------------
                                      1995          1994        1993         1992       1991
                                    ----------------------------------------------------------
                             (Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues
     Telephone                     $ 419,242     391,265      350,330     298,812      236,408
     Mobile Communications           197,494     150,802       84,712      62,092       46,731
     Other                            28,104      22,534       20,633       9,956        8,658
                                    ----------------------------------------------------------
Total operating revenues           $ 644,840     564,601      455,675     370,860      291,797
                                    ==========================================================

Operating income (loss)
     Telephone                     $ 143,527     137,992      114,902     103,672       80,039
     Mobile Communications            57,009      31,443        9,906       5,956       (4,952)
     Other                             2,383       3,371        3,201       3,324        1,344
                                    ----------------------------------------------------------
Net operating income               $ 202,919     172,806      128,009     112,952       76,431
                                    ==========================================================

Income before cumulative
   effect of changes in
   accounting principles           $ 114,776     100,238       69,004      59,973       37,419
Cumulative effect of changes
   in accounting principles                -           -            -     (15,668)           -
                                    ----------------------------------------------------------
Net income                         $ 114,776     100,238       69,004      44,305       37,419
                                    ==========================================================

Fully diluted earnings per share
   before cumulative effect of
   changes in accounting
   principles                      $    1.95        1.80         1.32        1.22          .79

Cumulative effect of changes
   in accounting principles                -           -            -        (.31)           -
                                    ----------------------------------------------------------

Fully diluted earnings per share   $    1.95        1.80         1.32         .91          .79
                                    ==========================================================

Dividends per common share         $     .33         .32          .31        .293         .287
                                    ==========================================================

Average fully diluted
   shares outstanding                 59,107      58,135       55,892      48,653       47,432
                                    ==========================================================


Selected Balance Sheet Data

                                                              December 31,
                                 ---------------------------------------------------------------
                                      1995          1994          1993         1992         1991
                                 ---------------------------------------------------------------
                                                        (Dollars in thousands)

Net property, plant and
   equipment                     $1,047,808       947,131       827,776      675,878      534,998
Excess cost of net assets
   acquired, net                 $  493,655       441,436       297,158      217,688      114,258
Total assets                     $1,862,421     1,643,253     1,319,390    1,040,487      764,539
Long-term debt                   $  622,904       518,603       364,433      346,944      205,453
Stockholders' equity             $  888,424       650,236       513,768      385,449      319,977


      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1995:

                                            Year ended December 31,
                              -------------------------------------------------
                                1995       1994       1993      1992      1991
                              -------------------------------------------------

Telephone access lines        480,757    454,963    434,691   397,300   314,819
Cellular units in service
    in majority-owned
    markets                   290,075    211,710    116,484    73,084    51,083

    See Items 1 and 2 in Part I and notes 1, 5 and 14 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

OVERVIEW

      The 1995 net income of Century Telephone Enterprises, Inc. and subsidiaries (the "Company") increased to $114.8 million from $100.2 million during 1994 and $69.0 million during 1993. Fully diluted earnings per share for 1995 increased to $1.95 from $1.80 during 1994 and $1.32 during 1993. The average number of fully diluted shares outstanding increased 1.7% and 4.0% in 1995 and 1994, respectively, as a result of shares issued in connection with acquisitions and the Company's dividend reinvestment, incentive and benefit plans.

      The Company is a regional diversified telecommunications company that is primarily engaged in providing traditional telephone services and cellular mobile telephone services. The Company's 1995 operating income was $202.9 million, an increase of $30.1 million (17.4%) over 1994 operating income of $172.8 million. During 1995 the operating income of the Company's telephone segment and its mobile communications segment increased $5.5 million (4.0%) and $25.6 million (81.3%), respectively, compared to 1994. The Company's operating income during 1993 was $128.0 million.


Year ended December 31,                                 1995          1994           1993
-----------------------------------------------------------------------------------------
                                                             (Dollars in thousands,
                                                            except per share amounts)

Operating income
    Telephone                                       $ 143,527       137,992        114,902
    Mobile Communications                              57,009        31,443          9,906
    Other                                               2,383         3,371          3,201
------------------------------------------------------------------------------------------
                                                      202,919       172,806        128,009
Interest expense                                      (43,615)      (42,577)       (30,149)
Income from unconsolidated cellular entities           20,084        15,698          6,626
Gain on sales of assets                                 6,782        15,877          1,661
Minority interest                                      (8,084)       (3,377)          (516)
Other income and expense                                4,982         3,111            625
Income tax expense                                    (68,292)      (61,300)       (37,252)
------------------------------------------------------------------------------------------
Net income                                          $ 114,776       100,238         69,004
==========================================================================================
Fully diluted earnings per share                    $    1.95          1.80           1.32
==========================================================================================

    The operating income of the telephone segment includes the results of operations of Century Telephone of San Marcos, Inc. ("San Marcos") subsequent to its acquisition in April 1993. See Note 14 of Notes to Consolidated Financial Statements for additional information.

    The Company's mobile communications operations reflect the operations of the cellular entities in which the Company has a majority interest. For additional information concerning (i) the minority interest owners' share of the income of such entities and (ii) the Company's share of earnings from cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment), see Mobile Communications Operations. The operating income of the mobile communications segment includes the results of operations of Celutel, Inc. ("Celutel") subsequent to its acquisition in February 1994, and the Company's paging operations prior to their sale in October 1994. See Notes 11 and 14 of Notes to Consolidated Financial Statements for additional information.

    In addition to the San Marcos and Celutel acquisitions, during the three years ended December 31, 1995 the Company has consummated the acquisitions of various, smaller, telephone and cellular operations.

    Based on its review of publicly available data, the Company believes that it has the second highest ratio of owned cellular pops (the population of licensed cellular telephone markets multiplied by the Company's proportionate equity interests in the licensed operators thereof) to telephone access lines among the 20 largest telephone companies (based on access lines) in the United States. Accordingly, the Company anticipates that its mobile communications operations will continue to increasingly influence the Company's overall operations as the cellular industry continues to grow. Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for each of the years in the three-year period ended December 31, 1995 were as follows:


                                                 1995        1994      1993
---------------------------------------------------------------------------

Operating revenues
   Telephone operations                          65.0%       69.3      76.9
   Mobile Communications operations              30.6%       26.7      18.6
   Other operations                               4.4%        4.0       4.5
Operating income
   Telephone operations                          70.7%       79.9      89.8
   Mobile Communications operations              28.1%       18.2       7.7
   Other operations                               1.2%        1.9       2.5
---------------------------------------------------------------------------


TELEPHONE OPERATIONS


Year ended December 31,                         1995       1994      1993
--------------------------------------------------------------------------
                                                  (Dollars in thousands)
Operating revenues
   Local service                             $111,629    100,020    88,704
   Network access and long distance           258,462    243,759   217,055
   Other                                       49,151     47,486    44,571
--------------------------------------------------------------------------
                                              419,242    391,265   350,330
--------------------------------------------------------------------------
Operating expenses
   Plant operations                            86,789     84,117    80,578
   Customer operations                         38,768     35,746    32,225
   Corporate and other                         63,834     60,235    57,450
   Depreciation and amortization               86,324     73,175    65,175
--------------------------------------------------------------------------
                                              275,715    253,273   235,428
--------------------------------------------------------------------------
Operating income                             $143,527    137,992   114,902
==========================================================================

    The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states. Approximately 80% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio and Arkansas.

Local Service Revenues

    Local service revenues are derived from the provision of local exchange telephone services in the Company's franchised service areas. The $11.6 million increase in such revenues in 1995 included $4.5 million due to the increase in the number of customer access lines, $3.0 million from increased rates for basic services and $2.0 million due to acquisitions. Acquisitions contributed $1.2 million to the 1994 increase of $11.3 million; $4.5 million of the 1994 increase was due to the increase in access lines; and $3.8 million was due to increased rates for basic services. The remaining increases in 1995 and 1994 were primarily due to the provision of custom calling features. Internal access line growth during 1995, 1994 and 1993 was 4.4%, 4.1% and 3.6%, respectively.

Network Access and Long Distance Revenues

    Network access and long distance revenues primarily relate to services provided to interexchange carriers (long distance carriers) in connection with the completion of long distance telephone calls. Most of the Company's interstate network access revenues are received through pooling arrangements administered by the National Exchange Carrier Association ("NECA") based on cost separation studies. The NECA receives access charges billed by the Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for their use of the local exchange network to complete long distance calls. These charges to the long distance carriers and other LEC customers are based on tariffed access rates filed with the Federal Communications Commission ("FCC") by the NECA on behalf of the Company and other participating LECs. Long distance and intrastate network access revenues are based on access rates, cost separation studies or special settlement arrangements with intrastate long distance carriers.

    Network access and long distance revenues increased $14.7 million (6.0%) in 1995 and $26.7 million (12.3%) in 1994 due to the following factors:


                                                                1995              1994
                                                              Increase          Increase
                                                             (decrease)        (decrease)
----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)


Acquisitions                                                 $ 4,821              5,734
Partial recovery of increased operating expenses through
   revenue pools in which the Company participates
   with other telephone companies and return on rate base      3,039              8,834
Increased recovery from the FCC mandated Universal
   Service Fund ("USF")                                        4,394              8,815
Increased minutes of use                                       1,440              2,409
Revision of prior year revenue settlement agreements            (500)             2,537
Other, net                                                     1,509             (1,625)
---------------------------------------------------------------------------------------
                                                             $14,703             26,704
=======================================================================================

    The change in other, net in 1995 and 1994 included reductions of $1.7 million and $1.9 million, respectively, in intrastate high-cost assistance revenues as a result of the phase-out of the Wisconsin state support fund; the loss of such revenues was offset by an increase in local rates in the same jurisdictions. Included in other, net in 1995 was approximately $2.5 million of revenue associated with a change in the method used to calculate factors applied in the network access revenue billing process. Included in other, net in 1994 was a reduction of $2.3 million in certain settlements received from a large local exchange operating company by the Company's Louisiana subsidiaries.

Other Revenues

    Other  revenues  include   revenues   related  to  (i)  leasing,   selling,
installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities and (iv) participating in the publication of local directories. Revenues from CPE services and acquisitions contributed $1.9 million and $606,000, respectively, to the increase in other revenues in 1995. Such increases were partially offset by a decrease in billing and collection revenues of $896,000. Billing and collection revenues are expected to continue to decrease in 1996. The increase in other revenues during 1994 was primarily due to a $1.2 million increase in directory advertising revenues and a $1.1 million increase in billing and collection revenues.

Operating Expenses

    Plant operations expenses during 1995 and 1994 increased $2.7 million (3.2%) and $3.5 million (4.4%), respectively. Operating expenses attributable to acquisitions contributed $1.8 million to the 1995 increase and $2.3 million to the 1994 increase. The remainder of the 1995 increase was due to an increase in general operating expenses. A $1.2 million increase in salaries, wages and benefits during 1994 was partially offset by a $531,000 reduction in postemployment benefit expense.

    Expenses attributable to acquisitions contributed $2.7 million and $2.1 million, respectively, to the 1995 increase of $6.6 million (6.9%) and the 1994 increase of $6.3 million (7.0%) in customer operations, corporate, and other expenses. Ad valorem taxes increased $1.2 million in 1995 and $1.0 million in 1994 due to the increases in plant in service. During 1995 marketing expenses increased $2.1 million. The remainder of the 1994 increase resulted from increases in other general operating expenses.

    Depreciation and amortization increased $13.1 million (18.0%) and $8.0 million (12.3%) in 1995 and 1994, respectively. Approximately $1.0 million and $2.4 million of the increases in 1995 and 1994, respectively, were due to acquisitions. Depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $6.5 million in 1995 and $3.3 million in 1993. In addition, the Company obtained higher recurring depreciation rates for certain subsidiaries during 1994 and 1993. The first-year effects of the higher rates were approximately $5.6 million in 1994 and $1.7 million in 1993. The remaining increases in depreciation and amortization were due to higher levels of plant in service. The composite depreciation rate for regulated telephone properties, including the additional depreciation charges, was 7.5% for 1995 and 7.1% for 1994 and 1993.

Other

    For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.


MOBILE COMMUNICATIONS OPERATIONS


Year ended December 31,                                 1995          1994           1993
------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)

Operating revenues
   Cellular service                                 $ 191,953       141,325         76,583
   Equipment and other                                  5,541         9,477          8,129
------------------------------------------------------------------------------------------
                                                      197,494       150,802         84,712
------------------------------------------------------------------------------------------

Operating expenses
   Cost of sales                                       10,235         8,978          4,273
   Other operating expenses                            25,902        22,881         15,408
   General, administrative and customer service        39,471        33,171         23,872
   Sales and marketing                                 39,450        33,074         19,894
   Depreciation and amortization                       25,427        21,255         11,359
------------------------------------------------------------------------------------------
                                                      140,485       119,359         74,806
------------------------------------------------------------------------------------------
Operating income                                    $  57,009        31,443          9,906
==========================================================================================

    The Company's mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $8.1 million, $3.4 million and $516,000 in 1995, 1994 and 1993, respectively, and is reflected as an expense in "Minority interest." The Company's cellular customers are located primarily in Louisiana, Michigan, Mississippi and Texas.

    The Company's share of earnings from the cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment) is accounted for using the equity method and is reflected in "Income from unconsolidated cellular entities." The Company's share of income from such entities increased to $20.1 million in 1995 from $15.7 million in 1994 and $6.6 million in 1993.

Operating Revenues

    Cellular service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to users roaming through the Company's service areas and toll revenue. Cellular service revenues during 1995 increased to $192.0 million from $141.3 million in 1994 and $76.6 million in 1993.

    The 1995 and 1994  increases in cellular  service  revenues  were  primarily attributable to the significant increases in cellular customers resulting principally from increased demand, acquisitions and expanded areas of service. Cellular units in service in the Company's majority-owned markets increased to 290,075 as of December 31, 1995 from 211,710 as of December 31, 1994 and 116,484 as of December 31, 1993. Included in the 1995 and 1994 increases were 8,931 and 31,155, respectively, of units added through acquisitions. Exclusive of acquisitions, access and usage revenues increased $30.8 million (30.3%) in 1995 and $27.2 million (48.3%) in 1994 and roaming and toll revenues increased $12.9 million (36.0%) and $9.8 million (54.9%) in 1995 and 1994, respectively. Cellular entities acquired in 1995 contributed $4.0 million to cellular service revenues. The Celutel operations increased revenues by $26.3 million in 1994.

    The average monthly cellular service revenue per customer declined to $66 in 1995 from $69 in 1994 and $71 in 1993. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures intensify and place additional pressure on rates. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

    Equipment and other revenues included $2.9 million and $4.2 million in 1994 and 1993, respectively, of revenues attributable to the Company's paging operations, which were sold in October 1994. The remainder of equipment and other revenues consisted primarily of cellular equipment sales. Revenues from the sale of cellular phones decreased $1.0 million in 1995 compared to 1994. Although the Company sold more phones in 1995 than in 1994, revenues decreased because the Company has increasingly sold phones below cost, a strategy which is common in the cellular industry.

Operating Expenses

    The increases in cost of sales during 1995 and 1994 resulted from increases in the number of cellular phones sold.

    Other operating expenses increased $3.0 million (13.2%) in 1995 primarily due to a $1.5 million increase in costs paid to other carriers related to the Company's customers who roam in other carriers' service areas in excess of the amounts the Company bills its customers (such costs are expected to increase as the Company continues to expand its reduced rate calling areas) and a $1.5 million increase in expenses incurred in interconnecting new cell sites. Such increases were partially offset by a $1.0 million decrease in operating expenses due to the sale of the Company's paging operations in 1994. The $7.5 million increase in 1994 in other operating expenses included $5.8 million of expenses of Celutel subsequent to its acquisition in February 1994. The remaining increase in other operating expenses in 1994 was primarily due to interconnecting and operating new cell sites which were built to improve service in several existing markets and to initiate and develop service in several rural markets. The Company operated 277 cell sites at December 31, 1995 in entities in which it had a majority interest, compared to 230 at December 31, 1994 and 158 at December 31, 1993. In 1995 and 1994, 24 cell sites and 29 cell sites, respectively, were added through acquisitions.

    Most of the $6.3 million (19.0%) increase in general, administrative and customer service expenses in 1995 was related to increased expenses resulting from a larger customer base, such as billing costs ($1.4 million), general office expenses ($1.1 million), uncollectible accounts ($1.2 million) and customer service ($620,000). General, administrative and customer service expenses increased $9.3 million (39.0%) in 1994, $7.4 million of which was due to the Celutel operations. The remaining increase in 1994 was primarily related to the increased number of customers.

    During 1995 and 1994, sales and marketing expenses increased $6.4 million (19.3%) and $13.2 million (66.3%), respectively, of which $3.8 million in 1995 and $8.2 million in 1994 were due to increases in commissions paid to agents for selling cellular services to new customers. The 1995 increase also included a $1.3 million increase in the costs of sales promotions and a $509,000 increase in advertising. Costs of operating the Company's retail stores, the first of which was opened in late 1994, increased $601,000 in 1995. The remaining increase in 1994 was due to the Celutel operations.

    Depreciation and amortization increased $4.2 million (19.6%) in 1995 and $9.9 million (87.1%) in 1994 due to increases of $3.7 million and $4.9 million, respectively, applicable to higher levels of cellular plant in service. Approximately $3.8 million of the 1994 increase was due to amortization of goodwill attributable to the acquisition of Celutel.

Other

    For additional information regarding certain matters that have impacted or may impact the Company's mobile communications operations, see Regulation and Competition.


OTHER OPERATIONS

    Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. The $988,000 decrease in operating income in 1995 was substantially due to the loss incurred by the Company's competitive access subsidiary in 1995 ($3.6 million) being $1.8 million more than in 1994. The Company expects such loss to be between $6.0 million and $8.0 million in 1996.


INTEREST EXPENSE

    Interest expense increased $1.0 million (2.4%) in 1995 and $12.4 million (41.2%) in 1994. The effect of higher average interest rates increased interest expense $4.0 million in 1995. Such increase was substantially offset by a decrease in interest expense due to a decrease in average debt outstanding. In February 1995 the Company's $115.0 million of 6% convertible debentures were converted into common stock. In November 1995 the Company issued $150.0 million of senior notes under its $400.0 million shelf registration statement filed with the United States Securities and Exchange Commission (the "SEC") in 1994. For additional information, see Liquidity and Capital Resources - Financing Activities and Note 5 of Notes to Consolidated Financial Statements. The increase during 1994 was primarily the result of a 34% increase in average debt outstanding, a substantial amount of which was incurred in connection with the acquisition of Celutel.


INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

    Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $4.4 million (27.9%) during 1995 and $9.1 million (136.9%) during 1994. The 1995 increase was net of an $800,000 reduction in such earnings which resulted from a retroactive adjustment related to prior years recorded by the operator of a cellular partnership in which the Company owns less than a majority interest. An increase of $2.9 million in the Company's share of income from the partnership interests acquired in the San Marcos acquisition in April 1993 contributed to the 1994 increase. The remainders of the 1995 and 1994 increases were due to the improvement in profitability of cellular entities in which the Company owns less than a majority interest.


GAIN ON SALES OF ASSETS

    During 1995 the Company sold its ownership interests in certain non-strategic cellular entities which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). Sales of other assets during 1995 resulted in a pre-tax gain of $873,000 ($567,000 after-tax; $.01 per fully diluted share).

    The Company sold the assets comprising a cellular system in a Rural Service Area ("RSA") in Minnesota in 1994 and recognized a pre-tax gain of $14.7 million ($8.5 million after-tax; $.15 per fully diluted share). In addition, the Company sold its paging operations in 1994 which resulted in a pre-tax gain of $1.2 million ($756,000 after-tax; $.01 per fully diluted share).


MINORITY INTEREST

    The  increased   profitability   during  1995  and  1994  of  the  Company's
majority-owned and operated cellular entities resulted in a corresponding increase of $4.7 million and $2.9 million, respectively, in the expense recorded by the Company to reflect the minority interest owners' share of the profits.


OTHER INCOME AND EXPENSE

    Other income and expense during 1995 was $5.0 million compared to $3.1 million during 1994 and $625,000 in 1993. During 1995 and 1994 interest income increased $1.0 million and $1.5 million, respectively, due to interest income earned on a $25.0 million note receivable issued to Century in May 1994. For additional information, see Liquidity and Capital Resources - Investing Activities.


INCOME TAX EXPENSE

    The effective income tax rate was 37.3%, 37.9% and 35.1% in 1995, 1994 and 1993, respectively. The increase in the effective rate in 1994 was primarily the result of (i) amortization of investment tax credits and the regulatory liability relating to income taxes remaining relatively stable while income before taxes increased and (ii) the effect of an increase in the amortization of goodwill which is not tax deductible.


ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. No cumulative effect of change in accounting principle was required to be recorded upon adoption of SFAS 112.

    The Company will adopt Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The effect of adoption of SFAS 121 by the Company is not expected to materially affect the Company's consolidated financial position or results of operations.

    The Company will also adopt Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," in 1996. SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. The Company currently plans, as allowed by SFAS 123, to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures in the Notes to the Consolidated Financial Statements as required by SFAS 123.


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

    While the regulatory process does not consider replacement cost of physical plant, the Company has historically been able to earn a return on the increased cost of its net investment when facilities have been replaced. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For additional information regarding the current regulatory environment, see Regulation and Competition.

                         LIQUIDITY AND CAPITAL RESOURCES

    Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements. Cash provided by the Company's mobile communications operations has increased each year since that segment became cash-flow positive.

Operating Activities

    Net cash provided by operating activities was $215.7 million, $199.8 million and $166.8 million in 1995, 1994 and 1993, respectively. The Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

Investing Activities

    Net cash used in investing activities was $227.8 million, $280.3 million and $248.7 million during 1995, 1994 and 1993, respectively. Capital expenditures for 1995 were $136.0 million for telephone operations, $42.0 million for mobile communications operations and $18.6 million for corporate and other operations. During 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the FCC's auction, which began in December 1995, of Basic Trading Area Personal Communications Services ("PCS") licenses.

    Cash used in connection with the February 1994 acquisition of Celutel was $56.0 million. In connection with the corporate restructuring of an unaffiliated local exchange telephone company which has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's holding company $25.0 million in May 1994. Payments for property, plant and equipment during 1994 and 1993 were $200.8 million and $204.2 million, respectively.

Financing Activities

    Net cash provided by financing activities was $13.5 million in 1995. In November 1995 the Company issued $150.0 million of senior notes under its $400.0 million shelf registration statement (see next paragraph and Note 5 of Notes to Consolidated Financial Statements) to take advantage of attractive long-term interest rates. The net proceeds were used to reduce the Company's borrowings under its credit facilities.

    Net cash provided by financing activities during 1994 and 1993 was $77.8 million and $81.9 million, respectively. During 1994 the Company filed a shelf registration statement with the SEC registering $400.0 million of senior unsecured debt securities under which the Company issued $150.0 million of senior notes in May 1994. See Note 5 of Notes to Consolidated Financial Statements. The proceeds were used to discharge the Company's indebtedness under a $90.0 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel in February 1994 and to reduce the Company's short-term bank indebtedness under various floating-rate credit facilities. In connection with the offering, in the second quarter of 1994 Moody's upgraded Century's senior unsecured debt rating to Baa1 and Standard & Poor's affirmed its BBB+ rating.

    The $158.0 million of notes payable at December 31, 1994 reflected the Company's continued utilization of borrowings under its credit facilities to take advantage of favorable short-term interest rates.

Other

    Budgeted capital expenditures for 1996 total $102 million for telephone operations, $61 million for mobile communications operations and $26 million for corporate and other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services. Mobile communications capital expenditures are expected to continue to focus on constructing additional cell sites (which will provide expanded areas where hand-held cellular phones may be used), to enhance the Company's ability to provide digital service in the future and to begin providing digital service in certain markets. Budgeted capital expenditures for other operations for 1996 include $19 million of capital construction costs planned to be expended in the Company's competitive access operations.

    The Company will continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both, and may require additional financing in connection therewith. Approximately 615,000 shares of Century common stock and 125,000 shares of Century preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

    As of December 31, 1995, Century's telephone subsidiaries had available for use $142.6 million of commitments for long-term financing from the Rural Utilities Service and the Company had $108.6 million of undrawn committed bank lines of credit. In addition, approximately $140.0 million of uncommitted credit facilities were available to Century at December 31, 1995. The Company also has access to debt and equity capital markets, including its shelf registration statements mentioned above. The Company has experienced no significant problems in obtaining funds for capital expenditures or other purposes.

    Common stockholders' equity as a percentage of total capitalization was 57.6% and 48.4% at December 31, 1995 and 1994, respectively. If the 6% convertible debentures which were converted into common stock in 1995 had been converted into common stock at December 31, 1994, common stockholders' equity as a percentage of total capitalization would have been 57.0%.

                           REGULATION AND COMPETITION

    Most of the Company's telephone operations are regulated extensively by various state regulatory agencies and by the FCC. Primarily as a result of legislative, regulatory and technological changes, competition has been introduced and encouraged in the telephone industry and regulation has decreased; it is anticipated that these trends will continue. While competition is not new to the Company's cellular operations, competition from other providers of mobile communications services is also expected to increase.

Events Affecting the Telecommunications Industry

    The telecommunications industry continues to undergo various fundamental regulatory, competitive and technological changes that make it impossible to determine the form or degree of future regulation and competition affecting the Company's telephone and mobile communications operations. The FCC and a number of state regulatory commissions have begun to reduce the regulatory oversight of LECs. Coincident with this movement toward reduced regulation has been the introduction and encouragement of local exchange competition by, among others, the FCC, various state legislative and regulatory bodies and, most recently, the United States Congress (see next paragraph). These changes have led to the organization or continued growth of various companies providing competitive access and other services that compete with LECs' services. Wireless telephone services are also expected to increasingly compete with LECs.

    In February 1996 the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to lower barriers of entry to competitors. These include obligating incumbent LECs to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network,
(iii) offer resale of its  telecommunications  services at  wholesale  rates and
(iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Under the 1996 Act's rural telephone company exemption, all of the Company's telephone subsidiaries will be exempt from the foregoing itemized obligations of incumbent LECs until such time as the state regulatory commission with jurisdiction over any such company receives notice of a bona fide request for interconnection, services or network elements and such commission determines that the request is technically feasible, not unduly economically burdensome and is consistent with the universal service provisions contained in the 1996 Act. The 1996 Act provides that a federal-state joint board will review existing universal service support mechanisms and recommend changes to the FCC regulations in order that such regulations will be consistent with the universal service principles in the 1996 Act. In addition, the 1996 Act provides that all telecommunications carriers providing interstate services shall contribute to universal service support mechanisms. Management believes that the 1996 Act will ultimately increase competition in its franchised telephone service areas, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts implementing regulations.

    The FCC has allocated additional frequency spectrum for mobile communications technologies that are expected to be competitive with cellular, including PCS (for which the FCC began to auction operating licenses in late
1994) and mobile satellite services. The FCC has also authorized certain specialized mobile radio service licensees to configure their systems so as to operate in a manner similar to cellular systems. In addition, in connection with the well-publicized convergence of telecommunications, cable, video, computer and other technologies, several large companies have announced plans to offer products that would significantly enhance current communications and data transmission services and, in some instances, introduce new two-way video, entertainment, data, consumer and other multimedia services.

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

Recent Events Affecting the Company

    Revenues from the USF increased approximately $5.4 million to $41.7 million during 1995 after increasing $9.7 million during 1994. The 1996 Act provides that a federal-state joint board will review existing universal service support mechanisms and recommend changes to the appropriate FCC regulations; for additional information, see Events Affecting the Telecommunications Industry. Earlier in 1995, the FCC sought public comments on proposals and policy changes relating to certain federal high-cost assistance mechanisms that provide substantial revenues to the Company, including the USF. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

    In February 1996 the FCC sought public comments on whether it should initiate a rate of return represcription proceeding for LECs that are subject to rate of return regulation for interstate access revenues.

    During the last two years, Wisconsin, Louisiana, Ohio, Michigan and certain other states in which the Company operates took legislative and/or regulatory steps to further introduce competition into the LEC business. A cable company has requested authorization to provide local exchange service in a portion of the Company's franchised service area in Ohio, and it is anticipated that similar action may be taken by others in the future in the Company's franchised service areas.

    During 1995, the Louisiana Public Service Commission ("LPSC") culminated its two-year investigation into the earnings of independent telephone companies in Louisiana by adopting a new regulatory plan for such companies effective July 1, 1995. The plan provides that independent telephone companies in Louisiana will be regulated on an incentive-type rate of return basis in a manner yet to be determined.

    Under this plan, the Company is required to reduce its intrastate switched access rates over a two-year period to match the rates in effect for BellSouth. The Company's access revenues were reduced approximately $500,000 in 1995 as a result of this regulation and the Company anticipates that this directive will reduce its access revenues by up to $4.2 million annually upon completion of the two year phase-in.

    The plan also establishes a target rate of return of between 10.75% and 12.75% after giving effect to the access rate reductions described above. Beginning July 1, 1996, companies earning in excess of 12.75% will be required to lower their prospective rate of return to 12.25%, either by further reducing access rates (subject to certain limits) or taking such other actions as may be directed by the LPSC. Although the impact of this directive on the Company cannot be readily determined until the LPSC provides additional guidance on the operation and methodology of the plan, the Company anticipates that the impact of these changes will adversely affect its results of operations and there is no assurance that the effect will not be material. During 1995 certain of the Company's Louisiana telephone subsidiaries, with the LPSC's approval, recorded an aggregate of $6.5 million of nonrecurring additional depreciation charges. The Company anticipates that certain of its Louisiana telephone subsidiaries may continue to take action to reduce earnings levels as a result of this plan.

    Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its telephone subsidiaries. There is no assurance that these requests will not result in reduced intrastate access revenues in the future.

    Certain revenues determined under the FCC's cost separation rules are affected by the number of access lines served by a specific telephone company. During 1995 the customer base of one of the Company's telephone subsidiaries in Michigan increased above 50,000 access lines, which resulted in a decrease in revenues of approximately $700,000. An additional decrease in revenues of that subsidiary of approximately $500,000 is expected in 1996. In addition, in early 1996 another of the Company's telephone subsidiaries reached 50,000 access lines and it is anticipated that revenues for that subsidiary will decrease approximately $1.5 million in 1996 as a result thereof.

Other Matters

    The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the required accounting impact, the amount of which has not been determined, will result in a material, extraordinary, noncash charge against earnings. See Note 12 of Notes to Consolidated Financial Statements for additional information.

    The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1995 have not been material and the Company currently has no reason to believe that such costs will become material.


Item 8.      Financial Statements and Supplementary Data

                              Report of Management
                              --------------------
The Shareholders
Century Telephone Enterprises, Inc.:

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Telephone Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
January 29, 1996


                       CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Income


                                                             Year ended December 31,
-----------------------------------------------------------------------------------------
                                                        1995          1994           1993
-----------------------------------------------------------------------------------------
                                                             (Dollars in thousands,
                                                            except per share amounts)


OPERATING REVENUES
   Telephone                                         $419,242       391,265        350,330
   Mobile Communications                              197,494       150,802         84,712
   Other                                               28,104        22,534         20,633
------------------------------------------------------------------------------------------
      Total operating revenues                        644,840       564,601        455,675
------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses               328,151       296,082        250,092
   Depreciation and amortization                      113,770        95,713         77,574
------------------------------------------------------------------------------------------
      Total operating expenses                        441,921       391,795        327,666
------------------------------------------------------------------------------------------

OPERATING INCOME                                      202,919       172,806        128,009
------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                   (43,615)      (42,577)       (30,149)
   Income from unconsolidated cellular entities        20,084        15,698          6,626
   Gain on sales of assets                              6,782        15,877          1,661
   Minority interest                                   (8,084)       (3,377)          (516)
   Other income and expense                             4,982         3,111            625
------------------------------------------------------------------------------------------
      Total other income (expense)                    (19,851)      (11,268)       (21,753)
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                            183,068       161,538        106,256
   Income tax expense                                  68,292        61,300         37,252
------------------------------------------------------------------------------------------

NET INCOME                                           $114,776       100,238         69,004
==========================================================================================

PRIMARY EARNINGS PER SHARE                           $   1.97          1.88           1.35
==========================================================================================

FULLY DILUTED EARNINGS PER SHARE                     $   1.95          1.80           1.32
==========================================================================================

DIVIDENDS PER COMMON SHARE                           $    .33           .32            .31
==========================================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           Consolidated Balance Sheets

                                                                        December 31,
-----------------------------------------------------------------------------------------
                                                                  1995              1994
-----------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)


                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                   $    8,540            7,154
  Accounts receivable
    Customers, less allowance of $2,768 and $2,360                50,943           40,824
    Other                                                         24,219           23,180
  Materials and supplies, at average cost                          6,608            7,090
  Other                                                            5,019            2,980
-----------------------------------------------------------------------------------------
      Total current assets                                        95,329           81,228
-----------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                              1,047,808          947,131
-----------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired, less accumulated
    amortization of $52,944 and $40,756                          493,655          441,436
  Other                                                          225,629          173,458
-----------------------------------------------------------------------------------------
      Total investments and other assets                         719,284          614,894
-----------------------------------------------------------------------------------------

TOTAL ASSETS                                                 $ 1,862,421        1,643,253
=========================================================================================

                                 LIABILITIES AND EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt                       $    15,325           12,718
  Notes payable                                                   14,199          158,000
  Accounts payable                                                55,329           52,331
  Accrued expenses and other current liabilities
    Salaries and benefits                                         18,178           17,884
    Taxes                                                         12,489           16,530
    Interest                                                       6,024            8,243
    Other                                                          5,337            9,237
  Advance billings and customer deposits                          13,043           11,725
-----------------------------------------------------------------------------------------
      Total current liabilities                                  139,924          286,668
-----------------------------------------------------------------------------------------

LONG-TERM DEBT                                                   622,904          518,603
-----------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                           211,169          187,746
-----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized 175,000,000
    shares, issued and outstanding 59,113,670
    and 53,574,361 shares                                         59,114           53,574
  Paid-in capital                                                453,584          319,235
  Retained earnings                                              387,424          291,999
  Unearned ESOP shares                                           (13,960)         (16,840)
  Preferred stock - non-redeemable                                 2,262            2,268
-----------------------------------------------------------------------------------------
      Total stockholders' equity                                 888,424          650,236
-----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                 $ 1,862,421        1,643,253
=========================================================================================

See accompanying notes to consolidated financial statements.


                                 CENTURY TELEPHONE ENTERPRISES, INC.
                                Consolidated Statements of Cash Flows


                                                              Year ended December 31,
-----------------------------------------------------------------------------------------
                                                          1995         1994         1993
-----------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                            $114,776      100,238      69,004
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      113,770       95,713      77,574
      Income from unconsolidated cellular entities       (20,084)     (15,698)     (6,626)
      Minority interest                                    8,084        3,377         516
      Deferred income taxes                                9,563        7,423       6,781
      Gain on sales of assets                             (6,782)     (15,877)     (1,661)
      Changes in current assets and current liabilities:
        Increase in accounts receivable                   (8,949)      (1,581)     (7,026)
        Increase (decrease) in accounts payable            2,656       (2,383)     11,024
        Increase (decrease) in other accrued taxes        (4,134)       8,347      (1,476)
        Changes in other current assets and other
         current liabilities, net                         (4,413)       6,543       2,135
      Increase in other noncurrent liabilities             5,754        4,092       8,020
      Other, net                                           5,497        9,610       8,489
-----------------------------------------------------------------------------------------
        Net cash provided by operating activities        215,738      199,804     166,754
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Payments for property, plant and equipment            (196,592)    (200,776)   (204,229)
  Acquisitions, net of cash acquired                     (22,130)     (55,979)    (37,116)
  Investment in unconsolidated personal
    communications services entity                       (20,000)           -           -
  Note receivable                                            833      (25,000)          -
  Investments in unconsolidated cellular entities         (8,013)      (5,516)     (3,605)
  Distributions from unconsolidated cellular entities      4,957        5,969       1,587
  Proceeds from sales of assets                           19,953       10,475           -
  Purchase of life insurance investment                   (6,418)      (7,664)     (7,670)
  Other, net                                                (396)      (1,764)      2,361
-----------------------------------------------------------------------------------------
        Net cash used in investing activities           (227,806)    (280,255)   (248,672)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               203,987      155,427      35,847
  Payments of long-term debt                             (18,377)     (59,792)    (32,564)
  Notes payable to banks, net                           (158,000)      (7,700)     88,285
  Proceeds from issuance of common stock                   6,522        4,814       3,529
  Cash dividends                                         (19,351)     (17,184)    (15,735)
  Other, net                                              (1,327)       2,263       2,562
-----------------------------------------------------------------------------------------
        Net cash provided by financing activities         13,454       77,828      81,924
-----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         1,386       (2,623)          6
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                        7,154        9,777       9,771
-----------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                $  8,540        7,154       9,777
=========================================================================================

See accompanying notes to consolidated financial statements.




                                 CENTURY TELEPHONE ENTERPRISES, INC.
                           Consolidated Statements of Stockholders' Equity

                                                                                                           Preferred
                                                       Total                                                 Stock
  Common                                               Stock-                                     Unearned    Non-
  Shares                                              holders'    Common    Paid-in    Retained     ESOP    redeem-
Outstanding                                            Equity     Stock     Capital    Earnings    Shares     able
------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

48,896,876  BALANCES, DECEMBER 31, 1992               $ 385,449    48,897    191,522    155,676   (11,100)     454
         -  Net income                                   69,004       -        -         69,004         -        -
            Issuance of common stock through
              dividend reinvestment, incentive
   214,954    and benefit plans                           3,529       215      3,314          -         -        -
 2,182,875  Issuance of common stock for acquisitions    68,172     2,183     65,989          -         -        -
            Amortization of unearned compensation
         -    and other                                   1,469         -      1,469          -         -        -
         -  Release of ESOP shares                        1,880         -          -          -     1,880        -
         -  Common stock dividends - $.31 per share     (15,703)        -          -    (15,703)        -        -
         -  Preferred stock dividends                       (32)        -          -        (32)        -        -
------------------------------------------------------------------------------------------------------------------

51,294,705  BALANCES, DECEMBER 31, 1993                 513,768    51,295    262,294    208,945    (9,220)     454
         -  Net income                                  100,238         -          -    100,238         -        -
            Issuance of common stock through
              dividend reinvestment, incentive
   276,657    and benefit plans                           4,814       277      4,537          -         -        -
         -  Issuance of preferred stock for acquisition   1,875         -          -          -         -    1,875
 2,000,578  Issuance of common stock for acquisitions    52,311     2,000     50,311          -         -        -
            Conversion of preferred stock into
     2,421    common stock                                    -         2         59          -         -      (61)
            Amortization of unearned compensation
         -    and other                                   2,034         -      2,034          -         -        -
         -  Release of ESOP shares                        2,380         -          -          -     2,380        -
         -  Commitment to ESOP                          (10,000)        -          -          -   (10,000)       -
         -  Common stock dividends  - $.32 per share    (17,084)        -          -    (17,084)        -        -
         -  Preferred stock dividends                      (100)        -          -       (100)        -        -
------------------------------------------------------------------------------------------------------------------

53,574,361  BALANCES, DECEMBER 31, 1994                 650,236    53,574    319,235    291,999   (16,840)   2,268
         -  Net income                                  114,776         -          -    114,776         -        -
            Issuance of common stock through
              dividend reinvestment, incentive
   421,545    and benefit plans                           6,522       422      6,100          -         -        -
   577,330  Issuance of common stock for acquisition     16,558       577     15,981          -         -        -
            Conversion of preferred stock
       382    into common stock                               -         1          5          -         -       (6)
            Conversion of debentures
 4,540,052    into common stock                         113,136     4,540    108,596          -         -        -
            Amortization of unearned compensation
         -    and other                                   3,667         -      3,667          -         -        -
         -  Release of ESOP shares                        2,880         -          -          -     2,880        -
         -  Common stock dividends - $.33 per share     (19,228)        -          -    (19,228)        -        -
         -  Preferred stock dividends                      (123)        -          -       (123)        -        -
------------------------------------------------------------------------------------------------------------------

59,113,670  BALANCES, DECEMBER 31, 1995               $ 888,424    59,114    453,584    387,424   (13,960)   2,262
==================================================================================================================


See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1995


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of Century Telephone Enterprises, Inc. and subsidiaries (the "Company") include the accounts of Century Telephone Enterprises, Inc. ("Century") and its majority-owned subsidiaries and partnerships. The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Investments in cellular entities where the Company does not own a majority interest are accounted for using the equity method of accounting.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, plant and equipment - Telephone plant is stated substantially at original cost of construction. Normal retirements of telephone property are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone properties is provided on the straight line method, using class or overall group rates acceptable to the regulatory authorities; such rates range from 2.2% to 25%.

    Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from three to 30 years.

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

Affiliated transactions - Certain service subsidiaries of Century provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to subsidiaries. In addition, Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of Century and its subsidiaries. Intercompany profit on transactions with nonregulated affiliates has been eliminated.

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

Earnings per share - Primary earnings per share amounts are determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the year. The weighted average number of shares used in computing primary earnings per share was 58.1 million in 1995, 53.4 million in 1994, and 51.2 million in 1993.

    Fully diluted earnings per share amounts give further effect to convertible securities, primarily Century's convertible debentures (all of which were converted into common stock in 1995), which are not common stock equivalents. The weighted average number of shares used in computing fully diluted earnings per share was 59.1 million, 58.1 million and 55.9 million in 1995, 1994 and 1993, respectively.

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1995 presentation, including (i) the results of operations of subsidiaries of the Company which are not included in telephone or mobile communications operations have been reclassified to operating income from other income and expense and (ii) the provision for uncollectible accounts in the Company's telephone operations, previously reflected as a reduction in other revenues, has been reclassified as an expense.

(2)     PROPERTY, PLANT AND EQUIPMENT

    Net property, plant and equipment at December 31, 1995 and 1994 was composed of the following:


December 31,                                   1995                1994
-----------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost
    Cable and wire                          $  661,429           580,012
    Central office                             357,359           310,684
    General support                             99,145            91,722
    Information origination/termination         24,394            21,478
    Construction in progress                    59,859            67,244
    Other                                        5,161             5,356
------------------------------------------------------------------------
                                             1,207,347         1,076,496
    Accumulated depreciation                  (357,633)         (295,255)
------------------------------------------------------------------------
                                               849,714           781,241
------------------------------------------------------------------------
Mobile Communications, at cost
    Cell site                                  140,462           104,553
    General support                             33,651            34,235
    Construction in progress                    16,162            12,602
    Other                                        1,319               915
------------------------------------------------------------------------
                                               191,594           152,305
    Accumulated depreciation                   (54,927)          (38,552)
------------------------------------------------------------------------
                                               136,667           113,753
------------------------------------------------------------------------
Corporate and other, at cost
    General support                             86,149            81,932
    Other                                       14,464             3,474
------------------------------------------------------------------------
                                               100,613            85,406
    Accumulated depreciation                   (39,186)          (33,269)
------------------------------------------------------------------------
                                                61,427            52,137
------------------------------------------------------------------------
Net property, plant and equipment           $1,047,808           947,131
========================================================================

    Depreciation expense was $102.1 million, $84.8 million and $70.7 million in 1995, 1994 and 1993, respectively. The composite depreciation rate for telephone properties was 7.5% for 1995 and 7.1% for 1994 and 1993.

(3)     INVESTMENTS AND OTHER ASSETS

    Investments and other assets at December 31, 1995 and 1994 were composed of the following:


December 31,                                                 1995       1994
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Excess cost of net assets acquired, less
   accumulated amortization                              $  493,655    441,436
Investments in unconsolidated cellular entities              83,552     59,360
Cash surrender value of life insurance contracts, net        54,697     47,637
Note receivable, less current portion                        22,500     24,167
Investment in unconsolidated personal communications
   services entity, at cost                                  20,000          -
Marketable equity securities                                  8,478      8,478
Other                                                        36,402     33,816
------------------------------------------------------------------------------
                                                         $  719,284    614,894
==============================================================================

    Goodwill  amortization of $11.4 million,  $10.6 million and $6.2 million for
1995,  1994  and  1993,   respectively,   is  included  in   "Depreciation   and
amortization."

    In 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed to participate in the Federal Communication Commission's auction of Basic Trading Area Personal Communications Services licenses.

    In 1994 Century loaned an unaffiliated telephone holding company $25.0 million. The loan bears interest at prime plus 1.5%; interest is due quarterly. Quarterly principal payments began in August 1995 and the unpaid balance becomes due in May 1998. Century received a security interest in the holding company's capital stock, a guaranty from such company's principal stockholder and first refusal rights to acquire certain properties under various specified circumstances.

(4)     INVESTMENTS IN UNCONSOLIDATED CELLULAR ENTITIES

    The Company's share of earnings from cellular entities in which it does not own a majority interest was $21.4 million, $16.9 million and $7.6 million in 1995, 1994 and 1993, respectively, and is included, net of $1.3 million, $1.2 million and $966,000 of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities."

    Over 77% of the 1995 income from unconsolidated cellular entities was attributable to the following investments.

                                                            Ownership interest
------------------------------------------------------------------------------
GTE Mobilnet of Austin Limited Partnership                           35%
Alltel Cellular Associates of Arkansas Limited Partnership           36%
Lafayette MSA Limited Partnership                                    49%
Detroit SMSA Limited Partnership                                      3%
New Mexico 4 - Santa Fe RSA West Limited Partnership                 36%
------------------------------------------------------------------------------

    The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments are accounted for by the equity method.


December 31,                                   1995                      1994
-------------------------------------------------------------------------------
                                                   (Dollars in thousands)
                                                        (unaudited)
Assets
   Current assets                           $204,222                    76,191
   Property and other noncurrent assets      487,073                   277,269
------------------------------------------------------------------------------
                                            $691,295                   353,460
==============================================================================

Liabilities and equity
   Current liabilities                      $ 79,085                    48,144
   Noncurrent liabilities                      6,922                    11,080
   Equity                                    605,288                   294,236
------------------------------------------------------------------------------
                                            $691,295                   353,460
==============================================================================


Year ended December 31,                        1995         1994         1993
-----------------------------------------------------------------------------
                                                   (Dollars in thousands)
                                                         (unaudited)
Results of operations
   Revenues                                 $743,779     329,907       236,230
   Operating income                         $266,355      93,512        52,742
   Net income                               $268,967      92,446        53,607
------------------------------------------------------------------------------

    Consolidated retained earnings at December 31, 1995 which represented undistributed earnings of unconsolidated cellular entities was $30.4 million.

(5)     LONG-TERM DEBT

December 31,                                                1995        1994
-----------------------------------------------------------------------------
                                                         (Dollars in thousands)
Century
   6.0% convertible debentures                           $      -     115,000
   8.25% senior notes, series B, due 2024                 100,000     100,000
   7.2% senior notes, series D, due 2025                  100,000           -
   9.4%* senior notes, due through 2004                    60,400      65,000
   7.75% senior notes, series A, due 2004                  50,000      50,000
   6.55% senior notes, series C, due 2005                  50,000           -
   6.07%* notes payable to banks, due 2000                 22,500           -
   7.2%* Employee Stock Ownership Plan commitment,
     due in installments through 2004                      13,960      16,840
   10.5%* notes, due in installments through 2006             674         975
-----------------------------------------------------------------------------
         Total Century                                    397,534     347,815
-----------------------------------------------------------------------------
Subsidiaries
   First mortgage debt
     5.9%* notes, payable to agencies of the United
       States government and cooperative lending
       associations, due in installments through 2026     202,037     166,175
     6.8%* bonds, due in installments through 2002          4,760       7,094
   Other debt
     6.5%  note, due in installments through 2001          13,714           -
     7.4%* notes, due in installments through 2020         19,164       8,632
     8.1%* capital lease obligations, due in
       installments through 1998                            1,020       1,605
-----------------------------------------------------------------------------
         Total subsidiaries                               240,695     183,506
-----------------------------------------------------------------------------
Total long-term debt                                      638,229     531,321
Less current maturities                                    15,325      12,718
-----------------------------------------------------------------------------
Long-term debt, excluding current maturities             $622,904     518,603
=============================================================================
* weighted average interest rate at December 31, 1995

    The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1995 are as follows: 1996 - $15.3 million; 1997 - $18.4 million; 1998 - $16.3 million; 1999 - $15.9 million; and
2000 - $69.8 million.

    In January 1995 Century called for redemption its $115.0 million of outstanding 6% convertible debentures due 2007. All of the debentures were converted into Century common stock by the debenture holders in February 1995 at a conversion price of $25.33 per share. If Century had issued common stock instead of the debentures, primary earnings per share for the years ended December 31, 1995, 1994 and 1993 would have been $1.95, $1.81 and $1.32, respectively.

    During the fourth quarter of 1995, Century issued $50.0 million of 10-year, 6.55% senior notes and $100.0 million of 30-year, 7.20% senior notes under the $400.0 million shelf registration statement that Century filed during the first quarter of 1994. The proceeds were used to reduce Century's short-term indebtedness under various credit facilities. Interest payments are due semi-annually and principal payments are due in 2005 and 2025 upon maturity of the 10-year and 30-year notes, respectively. The 30-year notes may be redeemed by Century at any time subject to certain "make-whole" provisions contained therein.

    In May 1994 Century issued $50.0 million of 10-year, 7.75% senior notes and $100.0 million of 30-year, 8.25% senior notes under the $400.0 million shelf registration statement filed during the first quarter of 1994. The proceeds were used to reduce certain of the Company's short-term bank indebtedness. Interest payments are due semi-annually and principal payments are due in 2004 and 2024 upon maturity of the 10-year and 30-year notes, respectively. The 30-year notes may be redeemed by Century on or after May 1, 2004 subject to a premium schedule which declines from 103.62% as of May 1, 2004 to 100% as of May 1, 2014.

    Certain of the Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters. At December 31, 1995, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.

    The transfer of funds from certain consolidated subsidiaries to Century is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met. At December 31, 1995, restricted net assets of subsidiaries were $253.8 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $412.0 million.

    Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

    At December 31, 1994, Century had in place certain long-term credit facilities under which the borrowings as of December 31, 1994 were included in "Notes payable" on the accompanying balance sheet. The weighted average interest rate for notes payable was 6.5% as of December 31, 1994.

    Short-term borrowings of $22.5 million at December 31, 1995, along with $30.0 million of debt becoming due in 1996, were classified as long-term debt on the accompanying balance sheet as the Company had available an aggregate of $145.0 million in its two long-term revolving credit facilities amended or entered into in 1995. The Company intends to refinance such debt using the facilities, both of which are multi-year agreements which expire in August 2000 and contain a variety of pricing options including competitive bid options.

    Century's telephone subsidiaries had approximately $142.6 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1995. Approximately $248.6 million of additional borrowings, of which $140.0 million were under uncommitted facilities, were available to the Company through lines of credit with various banks. In addition, Century had $100.0 million of senior unsecured debt securities under the 1994 shelf registration statement which had not been issued.

(6)     STOCK OPTION PROGRAM

    Century currently has an incentive compensation program which allows the Board of Directors, through the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms: incentive stock options and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.

    Stock option transactions during 1993, 1994 and 1995 were as follows:


                                               Number          Average
                                             of options         price
----------------------------------------------------------------------
Outstanding December 31, 1992                 2,432,869       $ 20.72
    Exercised                                   (51,120)         9.90
-------------------------------------------------------
Outstanding December 31, 1993                 2,381,749         20.96
    Exercised                                  (139,282)        11.10
    Granted at market price                      31,000         26.25
-------------------------------------------------------
Outstanding December 31, 1994                 2,273,467         21.63
    Exercised                                  (272,300)        10.12
    Granted above market price                  634,031         36.15
-------------------------------------------------------
Outstanding December 31, 1995                 2,635,198         25.46
=======================================================

Exercisable December 31, 1994                 2,143,873         21.57
-------------------------------------------------------
Exercisable December 31, 1995                 2,604,198         26.32
=======================================================

    All of the options expire ten years after the date of grant. As of December 31, 1995, Century has reserved 4.0 million shares of common stock which may be issued under the incentive compensation program.

    The Company will adopt Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," in 1996. The Company currently plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

(7)     DEFERRED CREDITS AND OTHER LIABILITIES

    Deferred credits and other liabilities at December 31, 1995 and 1994 were composed of the following:


December 31,                                      1995              1994
------------------------------------------------------------------------
                                                  (Dollars in thousands)

Deferred federal and state income taxes        $ 93,118            73,966
Accrued postretirement benefit costs             44,513            41,126
Regulatory liability - income taxes              27,027            31,278
Minority interest                                29,354            22,585
Deferred investment tax credits                   6,026             8,175
Other                                            11,131            10,616
-------------------------------------------------------------------------
                                               $211,169           187,746
=========================================================================

(8)     INCOME TAXES

    Income tax expense for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:


Year ended December 31,                                 1995     1994     1993
------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Net tax expense in the consolidated
   statements of income                            $ 68,292    61,300   37,252
Stockholders' equity, primarily for compensation
   expense for tax purposes in excess of amounts
   recognized for financial reporting purposes       (2,354)   (1,243)    (800)
-------------------------------------------------------------------------------
                                                   $ 65,938    60,057   36,452
===============================================================================

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994 were as follows:


December 31,                                          1995             1994
----------------------------------------------------------------------------
                                                     (Dollars in thousands)

Deferred tax assets:
   Postretirement benefit costs                  $   15,314           12,908
   Net operating loss carryforwards of an
     acquired subsidiary                              9,234           10,283
   Regulatory liability                               9,460           10,948
   Deferred compensation                              2,659            2,676
   Deferred investment tax credits                    1,918            2,658
   Other employee benefits                            4,673            4,205
   Other                                              3,227            2,556
----------------------------------------------------------------------------
      Total gross deferred tax assets                46,485           46,234
      Less valuation allowance                       (9,234)         (10,283)
----------------------------------------------------------------------------
      Net deferred tax assets                        37,251           35,951
----------------------------------------------------------------------------

Deferred tax liabilities:
   Property, plant and equipment, primarily
      due to depreciation differences              (117,095)         (97,073)
   Intercompany profits                              (3,787)          (3,497)
   Other                                             (9,487)          (9,347)
----------------------------------------------------------------------------
      Total gross deferred tax liabilities         (130,369)        (109,917)
----------------------------------------------------------------------------
Net deferred tax liability                       $  (93,118)         (73,966)
============================================================================

    As a result of the acquisition of Celutel, Inc. ("Celutel") (see Note 14) the Company had $26.4 million and $29.4 million of net operating loss carryforwards at December 31, 1995 and 1994, respectively, which related to various entities acquired. The yearly utilization of such loss carryforwards is limited to separate entity taxable income; the loss carryforwards are further limited by certain Internal Revenue Code regulations. During 1995 the Company utilized $3.0 million of such losses; the related tax benefits reduced excess cost of net assets acquired. Subsequently recognized tax benefits applicable to the net operating loss carryforwards will reduce excess cost of net assets acquired. The net operating loss carryforwards expire between 2002 and 2008.

    Income tax expense was as follows:


Year ended December 31,                    1995       1994       1993
----------------------------------------------------------------------
                                             (Dollars in thousands)

Federal
    Current                              $53,554     47,969     26,409
    Deferred                               9,021      5,703      6,133
State
    Current                                5,175      5,908      4,062
    Deferred                                 542      1,720        648
----------------------------------------------------------------------
                                         $68,292     61,300     37,252
======================================================================

    The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

Year ended December 31,                          1995       1994      1993
--------------------------------------------------------------------------
                                                       (Percentage of
                                                       pre-tax income)


Statutory federal income tax rate                35.0%      35.0      35.0
State income taxes, net of federal
  income tax benefit                              2.0        3.0       2.9
Amortization of nondeductible excess
  cost of net assets acquired                     1.8        2.1       1.2
Amortization of investment tax credits           (1.3)      (1.4)     (2.0)
Amortization of regulatory liability             (1.0)      (1.2)     (1.8)
Other, net                                         .8         .4       (.2)
--------------------------------------------------------------------------
Effective income tax rate                        37.3%      37.9      35.1
==========================================================================

(9)     POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

    The Company sponsors defined benefit health care plans that provide postretirement medical, life and dental benefits to substantially all retired full-time employees.

    Net periodic postretirement benefit cost for 1995, 1994 and 1993 included the following components:


Year ended December 31,                           1995       1994       1993
-----------------------------------------------------------------------------
                                                    (Dollars in thousands)

Service cost                                    $1,769      2,007       1,640
Interest cost                                    3,972      3,473       3,008
Amortization of unrecognized
  actuarial losses (gains)                         (50)       447         365
Amortization of unrecognized
  prior service cost                               121        121          86
-----------------------------------------------------------------------------
Net periodic postretirement benefit cost        $5,812      6,048       5,099
=============================================================================

    The following table sets forth the amounts recognized as liabilities for postretirement benefits in the Company's consolidated balance sheets at December 31, 1995 and 1994.


December 31,                                             1995           1994
-----------------------------------------------------------------------------
                                                        (Dollars in thousands)

Accumulated postretirement benefit obligation:
   Retirees and retirees' dependents                 $  26,185         19,079
   Fully eligible active plan participants               9,972          8,300
   Other active plan participants                       23,971         16,430
-----------------------------------------------------------------------------
Accumulated postretirement benefit obligation           60,128         43,809
Plan assets                                                  -              -
Unrecognized prior service cost                         (1,424)        (1,546)
Unrecognized net gain (loss)                           (12,881)           173
-----------------------------------------------------------------------------
Accrued postretirement benefit costs                 $  45,823         42,436
=============================================================================

    For calculation purposes, a 7% health care cost rate was assumed for the first two years; the rate was assumed to decrease to 6% thereafter. If the assumed health care cost trend rate had been increased by one percentage point in each year, the accumulated postretirement benefit obligation as of December 31, 1995 would have increased $5.3 million and the net periodic postretirement benefit cost for the year ended December 31, 1995 would have increased $405,000.

    The discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1995 and 1994 were 7.25% and 8.5%, respectively.

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

(10)    STOCKHOLDERS' EQUITY

Common stock - At December 31, 1995, unissued shares of Century common stock were reserved as follows:

December 31,                                            1995
----------------------------------------------------------------
                                                   (In thousands)
Stock option plans                                     4,001
Acquisitions                                           1,178
Employee stock purchase plan                             506
Dividend reinvestment plan                               166
Conversion of convertible preferred stock                193
Other employee benefit plans                           1,238
----------------------------------------------------------------
                                                       7,282
================================================================

    Under Century's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 1995, 8.1 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 1995, Century had 2.0 million shares of preferred stock, $25 par value per share, authorized. At December 31, 1995 and 1994 there were 90,467 and 90,707 shares, respectively, of outstanding preferred stock. Holders of currently outstanding Century preferred stock are entitled to
(i) receive cumulative dividends, (ii) receive preferential distributions equal to $25 per share plus unpaid dividends upon Century's liquidation and (iii) vote as a single class with the holders of common stock.

Shareholders' Rights Plan - In 1986 the Board of Directors declared a dividend of one preferred stock purchase right for each common share outstanding or that shall become outstanding prior to November 26, 1996. With certain exceptions, if a person or group acquires beneficial ownership of 15% or more of Century common shares or commences a tender or exchange offer which upon consummation would result in ownership of 30% or more of the common shares, each right held by shareholders, other than such person or group, may be exercised to buy (i) eight twenty-sevenths of one one-hundredth of a share of Series AA Junior Participating Preferred Stock of Century at a price of $85 per one one-hundredth of a share or (ii) in lieu thereof, subject to certain restrictions, the number of shares of Century common stock having a market value equal to two times such purchase price. The rights, which do not have voting rights, expire on November 27, 1996 and may be redeemed by Century at a price of $.05 per right at any time before they become exercisable. If, at any time the rights are exercisable, Century is a party to a merger or other business combination or certain other transactions occur, each right will entitle its holder to purchase at the exercise price of the right a number of shares of common stock of the surviving company having a fair market value of two times the exercise price of the right. At December 31, 1995, 167,000 shares of Series AA Junior Participating Preferred Stock were reserved for issuance under the Rights Plan.

(11)    SALES OF ASSETS

    In the first quarter of 1995 the Company sold, for an aggregate of approximately $17.9 million cash, its ownership interests in certain non-strategic cellular Rural Service Areas ("RSAs") located primarily in western states and three Metropolitan Statistical Areas ("MSAs") in the midwest. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax). During the fourth quarter of 1995, the Company sold certain assets of one of its subsidiaries for $2.0 million which resulted in a pre-tax gain of $873,000 ($567,000 after-tax).

    In 1994 the Company sold the assets comprising an RSA cellular system in Minnesota; the Company received (i) the assets of the Pine Bluff, Arkansas MSA wireline cellular system and (ii) $10.5 million cash. The transaction resulted in a pre-tax gain of $14.7 million ($8.5 million after-tax). The Company also sold the assets of its paging operations during 1994 and recognized a gain of $1.2 million ($756,000 after-tax).

    During 1993 the Company sold a minority investment in a telephone company which resulted in a pre-tax gain of $1.7 million ($1.1 million after-tax).

(12)    ACCOUNTING FOR THE EFFECTS OF REGULATION

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

    The Company's consolidated balance sheet as of December 31, 1995 included regulatory assets of approximately $8.7 million and regulatory liabilities of approximately $27.0 million exclusive of (i) property, plant and equipment, (ii) accumulated depreciation and (iii) deferred income taxes and deferred investment tax credits associated with regulatory assets and liabilities. The $8.7 million of regulatory assets included assets established in connection with the adoption of Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ($2.1 million) and Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting For Income Taxes" ($3.2 million), extraordinary retirements ($305,000), compensated absences ($401,000) and deferred financing costs ($2.7 million). The $27.0 million of regulatory liabilities was established in connection with the adoption of SFAS 109. Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $7.4 million.

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

    Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for enterprises in general. The Company has not determined (i) the amount of additional accumulated depreciation which will have to be recorded nor (ii) the amount, if any, by which property, plant and equipment would be impaired when the Company's regulated operations cease to become subject to SFAS
71. In addition, deferred tax liabilities and deferred investment tax credits will be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

    The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. Telephone subsidiaries accounting and reporting for regulatory purposes will not be affected by the discontinued application of SFAS 71.

(13)    RETIREMENT AND SAVINGS PLANS

    Century sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits. In addition, the bargaining unit employees of a subsidiary are provided benefits under a defined benefit pension plan. At December 31, 1995 and 1994, the combined accumulated benefit obligation of the plans, substantially all of which was vested, aggregated $18.4 million and $15.2 million, respectively. The projected benefit obligation in excess of plan assets was $823,000 and $2.7 million as of December 31, 1995 and 1994, respectively. During 1995 and 1994 Century funded $2.5 million and $3.0 million, respectively, of the obligations of the plans. Prepaid pension cost was $2.5 million at December 31, 1995 and $525,000 at December 31, 1994. The net periodic pension cost in 1995, 1994 and 1993 was $928,000, $1.2 million and $1.1 million, respectively. Discount rates used in determining the year end liabilities were 7.25% for 1995 and 8.5% for 1994.

    Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors. Century also sponsors a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plan were $2.4 million in 1995 and 1994 and $2.0 million in 1993.

    The Company recorded contributions related to the ESBP in the amount of $1.6 million, $2.3 million and $1.8 million during 1995, 1994 and 1993, respectively. At December 31, 1995, the ESBP owned 4.3 million shares of Century common stock.

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

    The ESOP had outstanding debt of $5.5 million at December 31, 1995 which was applicable to shares purchased prior to 1993. Interest incurred by the ESOP on debt applicable to such shares was $580,000, $728,000 and $895,000 in 1995, 1994 and 1993, respectively. The Company contributed and expensed $2.3 million, $1.9 million and $2.6 million during 1995, 1994 and 1993, respectively, with respect to such shares. Dividends on unallocated ESOP shares used for debt service by the ESOP were $170,000 in 1995, $288,000 in 1994 and $335,000 in 1993. ESOP
shares as of December 31, 1995 and 1994 which were purchased prior to 1993 were as follows:

December 31,                            1995          1994
----------------------------------------------------------
                                          (In thousands)

Allocated shares                       1,338         1,164
Unreleased shares                        490           707
----------------------------------------------------------
                                       1,828         1,871
==========================================================

    The Company accounts for shares purchased subsequent to December 31, 1992 in accordance with Statement of Position 93-6 ("SOP 93-6"). Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense applicable to shares purchased subsequent to 1992 was $1.3 million for 1995 and $605,000 for 1994. The fair value of unreleased ESOP shares accounted for under SOP 93-6 was $11.2 million and $11.7 million at December 31, 1995 and December 31, 1994, respectively. ESOP shares purchased subsequent to 1992 totaled 416,850, of which 62,527 were allocated and 354,323 were unreleased as of December 31, 1995.

(14)    MAJOR ACQUISITIONS

    In February 1994 the Company acquired Celutel for approximately $106.0 million in a stock and cash transaction accounted for as a purchase. Approximately $56.0 million of the purchase price was paid in cash, with the remainder paid through the issuance of approximately 1.9 million shares of Century common stock. At acquisition, Celutel provided cellular service to approximately 29,000 customers in five non-wireline provider systems in MSAs in Mississippi and Texas.

    In April 1993 the Company acquired San Marcos Telephone Company, Inc. ("SMTC") in a stock and cash transaction and acquired SM Telecorp, Inc., an affiliate of SMTC, for cash. The total acquisition price for both companies approximated $100.0 million, the stock portion of which was represented by approximately 2.2 million shares of Century common stock. As a result of the acquisitions, which were accounted for as purchases, the Company acquired approximately 22,500 telephone access lines in and around San Marcos, Texas, along with a 35% ownership interest in the Austin, Texas MSA wireline cellular market and a 9.6% interest in the Texas RSA #16 wireline cellular market.

    The following pro forma information represents the consolidated results of operations of the Company as if (i) the Celutel acquisition had been combined with the Company as of January 1 of 1994 and 1993 and (ii) the San Marcos acquisition had been combined with the Company as of January 1, 1993.

Year ended December 31,                         1994                   1993
----------------------------------------------------------------------------
                                                   (Dollars in thousands,
                                                  except per share amounts)
                                                         (unaudited)

Operating revenues                           $ 543,768               467,862
Net income                                   $  98,958                62,516
Fully diluted earnings per share             $    1.77                  1.15
----------------------------------------------------------------------------

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

(15)    SUPPLEMENTAL CASH FLOW DISCLOSURES

    The Company paid interest of $45.8 million, $40.8 million and $30.1 million during 1995, 1994 and 1993, respectively. Income taxes paid were $62.4 million in 1995, $41.3 million in 1994 and $37.1 million in 1993.

    Century has consummated the acquisition of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1995. In connection with these acquisitions, the following assets were acquired, liabilities assumed and common and preferred stock issued:

Year ended December 31,                           1995        1994       1993
------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Property, plant and equipment                  $ 16,949      11,301     33,020
Excess cost of net assets acquired               70,124     152,239     85,251
Investments in unconsolidated
  cellular entities                               2,804           -      7,508
Notes payable                                   (14,199)          -          -
Long-term debt                                  (38,147)    (46,478)   (18,609)
Deferred credits and other liabilities           (1,880)     (5,706)    (7,648)
Other assets and liabilities, excluding
  cash and cash equivalents                       3,037      (1,191)     5,766
Common stock issued                             (16,558)    (52,311)   (68,172)
Preferred stock issued                                -      (1,875)         -
------------------------------------------------------------------------------
Decrease in cash due to acquisitions           $ 22,130      55,979     37,116
==============================================================================

    Century has consummated the disposition of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1995. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                         1995        1994       1993
----------------------------------------------------------------------------
                                                  (Dollars in thousands)

Property, plant and equipment               $  (4,399)     (2,673)         -
Excess cost of net assets acquired             (4,494)     (3,976)         -
Other assets and liabilities, excluding
  cash and cash equivalents                    (4,278)        993      1,661
Assets of cellular system                           -      11,058          -
Gain on sales of assets                        (6,782)    (15,877)    (1,661)
----------------------------------------------------------------------------
Increase in cash due to dispositions        $ (19,953)    (10,475)         -
============================================================================

    In February 1995 Century's $115.0 million of outstanding 6% convertible debentures were converted into Century common stock by the debenture holders at a conversion price of $25.33 per share.

(16)    BUSINESS SEGMENTS

    The Company operates in two principal segments - traditional telephone services and mobile communications services. The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states. Approximately 80% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio and Arkansas. The Company's cellular customers are located primarily in Louisiana, Michigan, Mississippi and Texas. Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

                                                 Mobile
                                  Telephone  Communications  Other  Eliminations    Total
-----------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Year ended December 31, 1995
-----------------------------------------------------------------------------------------
Operating revenues                $ 419,242     197,494     39,580    (11,476)    644,840
Depreciation and amortization     $  86,324      25,427      2,019          -     113,770
Operating income                  $ 143,527      57,009      2,383          -     202,919

Year ended December 31, 1994
-----------------------------------------------------------------------------------------
Operating revenues                $ 391,265     150,802     33,272    (10,738)    564,601
Depreciation and amortization     $  73,175      21,255      1,283          -      95,713
Operating income                  $ 137,992      31,443      3,371          -     172,806

Year ended December 31, 1993
-----------------------------------------------------------------------------------------
Operating revenues                $ 350,330      84,712     30,523     (9,890)    455,675
Depreciation and amortization     $  65,175      11,359      1,040          -      77,574
Operating income                  $ 114,902       9,906      3,201          -     128,009
-----------------------------------------------------------------------------------------


Year ended December 31,                            1995        1994       1993
-------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Operating income                              $  202,919     172,806    128,009
Interest expense                                 (43,615)    (42,577)   (30,149)
Income from unconsolidated cellular entities      20,084      15,698      6,626
Gain on sales of assets                            6,782      15,877      1,661
Minority interest                                 (8,084)     (3,377)      (516)
Other income and expense                           4,982       3,111        625
-------------------------------------------------------------------------------
Income before income taxes                    $  183,068     161,538    106,256
===============================================================================
Capital expenditures
    Telephone                                 $  136,006     152,336    131,180
    Mobile Communications                     $   41,990      39,937     56,092
    Corporate and other                       $   18,596       8,503     16,957
===============================================================================
Identifiable assets
    Telephone                                 $1,114,827   1,053,950    969,388
    Mobile Communications                        547,260     430,777    224,913
    General corporate                            109,096      88,305     62,827
    Other                                         91,238      70,221     62,262
-------------------------------------------------------------------------------
Total assets                                  $1,862,421   1,643,253  1,319,390
===============================================================================


(17)    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1995 and 1994.

                                                    Carrying        Fair
                                                     amount         value
------------------------------------------------------------------------------
                                                    (Dollars in thousands)
December 31, 1995
------------------------------------------------------------------------------
Financial assets:
   Investments
     Note receivable (including current portion)   $  24,167       24,167  (1)
     Marketable equity securities                  $   8,478        8,672  (2)
     Other equity investment                       $  20,000       20,000  (1)
     Other                                         $   9,912        9,912  (1)

Financial liabilities:
   Long-term debt (including current maturities)   $ 638,229      638,383  (3)
   Other                                           $  13,043       13,043  (1)
------------------------------------------------------------------------------

December 31, 1994
------------------------------------------------------------------------------
Financial assets:
   Investments
     Note receivable (including current portion)   $  25,000       25,000  (1)
     Marketable equity securities                  $   8,478       10,127  (2)
     Other                                         $   9,069        9,069  (1)

Financial liabilities:
   Long-term debt (including current maturities)   $ 531,321      520,151  (3)
   Other                                           $  11,725       11,725  (1)
------------------------------------------------------------------------------

(1)  Fair value was estimated by the Company.
(2)  Fair value was based on quoted market prices.
(3) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.

Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses - The carrying amount approximates the fair value due to the short maturity of these instruments.

(18)    COMMITMENTS AND CONTINGENCIES

    Construction expenditures and investments in vehicles, buildings and other work equipment during 1996 are estimated to be $102 million for telephone operations, $61 million for mobile communications operations and $26 million for corporate and other operations.

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


                       CENTURY TELEPHONE ENTERPRISES, INC.
              Consolidated Quarterly Income Information (unaudited)

                                            First      Second       Third      Fourth
                                           Quarter     Quarter     Quarter     Quarter
--------------------------------------------------------------------------------------
                                         (Dollars in thousands, except per share amounts)
1995
--------------------------------------------------------------------------------------
Operating revenues                        $148,779     156,815    167,304      171,942
Operating income                          $ 47,961      49,682     56,392       48,884
Net income                                $ 27,000      26,167     31,880       29,729
Fully diluted earnings per share          $    .47         .45        .54          .50
--------------------------------------------------------------------------------------


1994
--------------------------------------------------------------------------------------
Operating revenues                        $127,350     138,865    147,786      150,600
Operating income                          $ 36,337      42,123     47,311       47,035
Net income                                $ 19,201      21,485     24,613       34,939
Fully diluted earnings per share          $    .35         .39        .44          .62
--------------------------------------------------------------------------------------

    The results of operations of subsidiaries of the Company which are not included in telephone or mobile communications operations have been reclassified to operating income from other income and expense, and the provision for uncollectible accounts in the Company's telephone operations, previously reflected as a reduction in other revenues, has been reclassified as an expense.

    Fully diluted earnings per share for the first quarter and the fourth quarter of 1995 included $.03 and $.01 per share, respectively, of gain on the sales of assets. Fully diluted earnings per share for the fourth quarter of 1995 was reduced by $.04 per share related to cellular commissions incurred (during the fourth quarter of 1995 as compared to the average of the first three quarters of 1995) as a result of the significant increase in the number of cellular subscribers activated during the quarter.

    Fully diluted earnings per share for the fourth quarter of 1994 included $.16 per share of gain on the sales of assets; such increase in fully diluted earnings per share was partially offset by a decrease of $.03 per share related to cellular commissions incurred (during the fourth quarter of 1994 as compared to the average of the first three quarters of 1994) as a result of the significant increase in the number of cellular subscribers activated during the quarter.

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


Name                      Age         Office(s) held with Century
-----------------------------------------------------------------
Clarke M. Williams        74          Chairman of the Board
                                        of Directors

Glen F. Post, III         43          Vice Chairman of the
                                        Board of Directors, President and Chief
                                        Executive Officer

R. Stewart Ewing, Jr.     44          Senior Vice President and Chief
                                        Financial Officer

W. Bruce Hanks            41          President - Telecommunications
                                        Services

Harvey P. Perry           51          Senior Vice President, General
                                        Counsel and Secretary

Kenneth R. Cole           48          President - Telephone Group

      Each of the Registrant's executive officers has served as an officer of the Registrant and/or one or more of its subsidiaries in varying capacities for more than the past 5 years. Mr. Cole has served as President-Telephone Group since January 1995 and as Vice President from 1983 to 1994.

      The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1996 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        a.     Financial Statements

               (i) Consolidated Financial Statements:

                      Independent Auditors' Report on Consolidated Financial
                         Statements and Financial Statement Schedules

                      Consolidated Statements of Income for the Years Ended
                         December 31, 1995, 1994 and 1993

                      Consolidated Balance Sheets - December 31, 1995 and 1994

                      Consolidated Statements of Cash Flows for the Years
                         Ended December 31, 1995, 1994 and 1993

                      Consolidated Statements of Stockholders' Equity for the
                         Years Ended December 31, 1995, 1994 and 1993

                      Notes to Consolidated Financial Statements

                      Consolidated Quarterly Income Information (unaudited)

               (ii) Schedules:*

                      I    Condensed Financial Information of Registrant

                      II   Valuation And Qualifying Accounts

                       *  Those schedules not listed above are omitted as not
                              applicable or not required.

        b.     Reports on Form 8-K.

               The following item was reported in the Form 8-K dated November 7,
                   1995:
                        Item 5. Other Events - News release  reporting  results
                                of operations for the quarter ended September 30, 1995.

               The following item was reported in the Form 8-K dated November
                   29,  1995:
                        Item 5. Other Events - News release reporting
                                investment in GO Communications Corporation.

        c.     Exhibits:

             3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of May 23, 1995 (incorporated by reference to Exhibit 4.1 to Registration No.33-60061).

             3(ii)        Registrant's  Bylaws, as amended through May 23, 1995
                          (incorporated   by   reference   to  Exhibit  4.2  to
                          Registration No. 33-60061).

             4.1 Competitive Advance and Revolving Credit Facility Agreement, dated October 17, 1995, between Registrant and Bank One of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

             4.24 Revolving Credit Facility Agreement, dated February 7, 1992 between Registrant and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), amendment thereto dated April 8, 1993 (incorporated by reference to Exhibit
                          19.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993), amendment thereto dated July 9, 1993 (incorporated by reference to
                          Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993), amendment thereto dated August 15, 1994 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994) and amendment thereto dated October 5, 1995 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

             4.25 Indenture dated as of March 31, 1994 between the Company and Regions Bank of Louisiana (formerly First American Bank & Trust of Louisiana), as Trustee
                          (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

             4.26 Resolutions adopted by the Executive Committee of the Board of Directors on April 29, 1994 designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4% Senior Notes, Series B, due 2024 ("Senior Notes") (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                          1994).

             4.27 Resolutions adopted by the Special Pricing Committee of the Board of Directors on November 27, 1995 designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 ("Senior Notes"), included elsewhere herein.

             4.28         Form of Senior  Notes  (incorporated  by  reference to
                          Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

             10.1         Employee Benefit Plans

                          (a) Registrant's  Employee  Stock  Ownership  Plan and
                              Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995) and amendment thereto dated January 26, 1996, included elsewhere herein.

                          (b) Registrant's  Stock Bonus Plan,  PAYSOP and Trust,
                              as  amended  and   restated   December   30,  1994
                              (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995), amendment thereto dated July 11, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) and amendment thereto dated January 26, 1996, included elsewhere herein.

                          (c) Registrant's  Dollars & Sense Plan and  Trust,  as
                              amended and restated, generally effective April 1, 1992 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                          (d) Registrant's   Restated   Supplemental   Executive
                              Retirement   Plan,   generally   effective  as  of
                              November 16, 1995, included elsewhere herein.

                          (e) Registrant's  1983  Restricted  Stock Plan,  dated
                              February 21, 1984, as amended and restated as of November 16, 1995, included elsewhere herein.

                          (f) Registrant's Key Employee  Incentive  Compensation
                              Plan,  dated  January  1,  1984,  as  amended  and
                              restated as of November 16, 1995, included elsewhere herein.

                          (g) Registrant's 1988 Incentive  Compensation  Program
                              as amended and restated August 22, 1989 (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

                          (h) Form of Stock  Option  Agreement  entered  into in
                              1988 by the Registrant, pursuant to 1988 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and amendment thereto (incorporated by reference to Exhibit 4.6 to Registrant's Registration No. 33-31314).

                          (i) Registrant's 1990 Incentive  Compensation Program,
                              dated March 15, 1990 (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

                          (j) Form of Stock  Option  Agreement  entered  into in
                              1990 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 19.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                          (k) Form of Stock  Option  Agreement  entered  into in
                              1992 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers and employees (incorporated by reference to
                              Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                          (l) Registrant's 1995 Incentive Compensation Plan
                              approved by Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061).

                          (m) Form of Stock Option  Agreement,  pursuant to 1995
                              Incentive Compensation Plan and dated as of May 22, 1995, entered into by Registrant and its officers (incorporated by reference to Exhibit
                              10.5 to Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1995).

                          (n) Form of Stock Option  Agreement,  pursuant to 1995
                              Incentive Compensation Plan and dated as of June 23, 1995, entered into by Registrant and certain key employees (incorporated by reference to
                              Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

                          (o) Form of Performance Share Agreement Under the 1990
                              Incentive Compensation Program, entered into in 1993 with certain of its officers and employees (incorporated by reference to Exhibit 28.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                          (p) Form of Restricted Stock Agreement and Performance
                              Share Agreement Under the 1988 Incentive Compensation Program, entered into in 1993 with certain of its officers and employees
                              (incorporated by reference to Exhibit 28.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

                          (q) Registrant's    Restated    Supplemental   Defined
                              Contribution Plan, dated as of November 16, 1995, included elsewhere herein.

                          (r) Registrant's  Amended  and  Restated  Supplemental
                              Dollars & Sense Plan, effective as of January 1, 1995 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                          (s) Registrant's    Amended   and   Restated    Salary
                              Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to
                              Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                          (t) Registrant's     Restated    Outside    Directors'
                              Retirement Plan, dated as of November 16, 1995, included elsewhere herein.

                          (u) Registrant's  Restated Deferred  Compensation Plan
                              for Outside Directors, dated as of November 16, 1995, included elsewhere herein.

             10.2         Employment, Severance and Related Agreements

                          (a) Employment  Agreement,  dated May 24, 1993, by and
                              between Clarke M. Williams and Registrant (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993) and amendment thereto dated as of February 27, 1996, included elsewhere herein.

                          (b) Form of Amended and Restated Severance  Agreement,
                              by and between Registrant and each of its executive officers other than Clarke M. Williams, dated as of November 16, 1995, included elsewhere herein.

                          (c) Form of Amended and Restated Severance  Agreement,
                              by and between Registrant and six of its officers who are not executive officers, dated as of November 16, 1995, included elsewhere herein.

                          (d) Agreement, dated December 31, 1994, by and between
                              Jim D. Reppond and Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

             10.3         Other Agreements

                          (a) Agreement and Plan of Merger dated October 8,
                              1993, as amended by Amendment No. 1 thereto dated January 5, 1994 by and among Registrant,
                              Celutel Acquisition Corp., Celutel, Inc. and the Principal Stockholders of Celutel, Inc. (incorporated by reference to Appendix I of Registrant's Prospectus forming a part of its Registration Statement No.33-50791 filed January 12, 1994 pursuant to Rule 424(b)(5)).

                          (b) Loan  Agreement  and  Grant  of  Rights  of  First
                              Refusal to Acquire Assets and/or Capital Stock of MillTenn, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.1 to Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

             11 Computations of Earnings Per Share, included else-where herein.

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

                                     CENTURY TELEPHONE ENTERPRISES, INC.


Date:  March 18, 1996            By:   /s/ Clarke M. Williams
                                         -------------------------
                                            Clarke M. Williams
                                            Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Clarke M. Williams
-------------------------     Chairman of the Board
Clarke M. Williams              of Directors                    March 18, 1996


/s/ Glen F. Post, III         Vice Chairman of the
-------------------------       Board of Directors,
Glen F. Post, III               President, and Chief
                                Executive Officer               March 18, 1996



/s/ R. Stewart Ewing, Jr.     Senior Vice President
-------------------------       and Chief Financial
R. Stewart Ewing, Jr.           Officer                         March 18, 1996



/s/ Harvey P. Perry           Senior Vice President,
-------------------------       Secretary, General
Harvey P. Perry                 Counsel and Director            March 18, 1996



/s/ W. Bruce Hanks
-------------------------     President - Telecommunications
W. Bruce Hanks                  Services and Director           March 18, 1996



/s/ Murray H. Greer
-------------------------     Controller (Principal
Murray H. Greer                 Accounting Officer)             March 18, 1996



/s/ William R. Boles, Jr.
-------------------------     Director
William R. Boles, Jr.                                           March 18, 1996



/s/ Virginia Boulet
-------------------------     Director
Virginia Boulet                                                 March 18, 1996



/s/ Ernest Butler, Jr.
-------------------------     Director
Ernest Butler, Jr.                                              March 18, 1996



-------------------------     Director
Calvin Czeschin                                                 March __, 1996



/s/ James B. Gardner
-------------------------     Director
James B. Gardner                                                March 18, 1996



/s/ R. L. Hargrove, Jr.
-------------------------     Director
R. L. Hargrove, Jr.                                             March 18, 1996



/s/ Johnny Hebert
-------------------------     Director
Johnny Hebert                                                   March 18, 1996



/s/ F. Earl Hogan
-------------------------     Director
F. Earl Hogan                                                   March 18, 1996



/s/ C. G. Melville, Jr.
-------------------------     Director
C. G. Melville, Jr.                                             March 18, 1996



/s/ Jim D. Reppond            Director
-------------------------
Jim D. Reppond                                                  March 18, 1996



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME



                                                   Year ended December 31,
------------------------------------------------------------------------------
                                               1995         1994         1993
------------------------------------------------------------------------------
                                                    (Dollars in thousands)


REVENUES                                   $   5,608        6,190        5,860
------------------------------------------------------------------------------

EXPENSES
        Operating expenses                     5,165        5,400        6,014
        Depreciation and amortization          6,860        6,603        5,877
------------------------------------------------------------------------------
           Total expenses                     12,025       12,003       11,891
------------------------------------------------------------------------------

OPERATING LOSS                                (6,417)      (5,813)      (6,031)
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
        Interest expense                     (37,467)     (34,463)     (20,678)
        Interest income                       30,930       24,088       10,696
------------------------------------------------------------------------------
           Total other income (expense)       (6,537)     (10,375)      (9,982)
------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
   EQUITY IN SUBSIDIARIES' EARNINGS          (12,954)     (16,188)     (16,013)

Income tax benefit                             3,769        3,205        5,037
------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN
   SUBSIDIARIES' EARNINGS                     (9,185)     (12,983)     (10,976)

Equity in subsidiaries' earnings             123,961      113,221       79,980
------------------------------------------------------------------------------
NET INCOME                                 $ 114,776      100,238       69,004
==============================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                            December 31,
-----------------------------------------------------------------------------
                                                        1995           1994
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)
                                   ASSETS
CURRENT ASSETS
        Cash and cash equivalents                  $     1,616         3,097
        Receivables from subsidiaries                   94,217       126,821
        Other receivables                                9,888           941
        Prepayments and other                            1,854           844
----------------------------------------------------------------------------
           Total current assets                        107,575       131,703
----------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
        Property and equipment                             983           932
        Accumulated depreciation                          (583)         (524)
----------------------------------------------------------------------------
           Net property, plant and equipment               400           408
----------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
        Investments in subsidiaries (at equity)      1,166,186     1,032,991
        Receivables from subsidiaries                  139,631       155,156
        Other investments                               50,620        27,919
        Note receivable                                 22,500        24,167
        Deferred charges                                 5,010         5,599
----------------------------------------------------------------------------
           Total investments and other assets        1,383,947     1,245,832
----------------------------------------------------------------------------
TOTAL ASSETS                                       $ 1,491,922     1,377,943
============================================================================

                          LIABILITIES AND EQUITY
CURRENT LIABILITIES
        Current maturities of long-term debt       $     5,516         5,481
        Notes payable to banks                               -       158,000
        Payables to subsidiaries                       143,793       155,551
        Accrued interest                                 4,424         7,345
        Other accrued liabilities                        4,377        11,420
----------------------------------------------------------------------------
           Total current liabilities                   158,110       337,797
----------------------------------------------------------------------------
LONG-TERM DEBT                                         392,018       342,334
----------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                                35,684        34,197
----------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                  17,686        13,379
----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
        Common stock, $1.00 par value, authorized
           175,000,000 shares, issued and
           outstanding 59,113,670
           and 53,574,361 shares                        59,114        53,574
        Paid-in capital                                453,584       319,235
        Retained earnings                              387,424       291,999
        Unearned ESOP shares                           (13,960)      (16,840)
        Preferred stock - non-redeemable                 2,262         2,268
----------------------------------------------------------------------------
           Total stockholders' equity                  888,424       650,236
----------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                       $ 1,491,922     1,377,943
============================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                                        Year ended December 31,
----------------------------------------------------------------------------------------------------
                                                                   1995           1994         1993
----------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

OPERATING ACTIVITIES
   Net income                                                  $ 114,776        100,238       69,004
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                              6,860          6,603        5,877
        Deferred income taxes                                      4,241          5,918         (451)
        Earnings of subsidiaries                                (123,961)      (113,221)     (79,980)
        Changes in current assets and current liabilities:
           (Increase) decrease in other receivables               (8,947)         7,078       (6,692)
           Increase (decrease) in other accrued liabilities       (3,409)         5,063        1,203
           Changes in other current assets and
               other current liabilities, net                     (4,377)         6,014          102
        Other, net                                                 1,558            766        1,934
----------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities   (13,259)        18,459       (9,003)
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisitions                                                  (22,130)       (55,979)     (33,209)
   Capital contributions to subsidiaries                         (53,050)       (47,516)     (16,819)
   Dividends received from subsidiaries                           52,423          3,841          908
   (Increase) decrease in receivables from subsidiaries           71,203        (98,917)     (13,024)
   Increase (decrease) in payables to subsidiaries               (10,271)        70,512       23,848
   Investment in unconsolidated personal
      communications services entity                             (20,000)             -            -
   Note receivable                                                   833        (25,000)           -
   Purchase of Industrial Development Revenue bonds                    -              -      (19,000)
   Other, net                                                     (2,546)        (3,292)      (2,893)
-----------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities    16,462       (156,351)     (60,189)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                      171,046        147,754            -
   Payments of long-term debt                                     (4,901)        (4,870)      (6,697)
   Notes payable, net                                           (158,000)         7,500       88,500
   Proceeds from issuance of common stock                          6,522          4,814        3,529
   Cash dividends paid                                           (19,351)       (17,184)     (15,735)
----------------------------------------------------------------------------------------------------
           Net cash provided by (used in)financing activities     (4,684)       138,014       69,597
----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (1,481)           122          405

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     3,097          2,975        2,570
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $   1,616          3,097        2,975
====================================================================================================


See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)   LONG-TERM DEBT

      The   approximate   annual  debt   maturities   (including   sinking  fund
requirements) for the five years subsequent to December 31, 1995 are as follows:

                               1996 -  $5.5 million
                               1997 -  $5.0 million
                               1998 -  $4.7 million
                               1999 -  $4.3 million
                               2000 - $57.7 million

(B)   GUARANTEES

      As of December 31, 1995, Century has guaranteed a promissory note for a subsidiary of $2.6 million, as well as the applicable interest and premium. Century has also guaranteed $905,000 in Industrial Development Revenue Bonds originally issued by a subsidiary; such bonds were assumed by the purchaser of the subsidiary's assets.

(C)   DIVIDENDS FROM SUBSIDIARIES

      Dividends paid to Century by consolidated subsidiaries were $52.4 million, $3.8 million and $908,000 during 1995, 1994 and 1993, respectively.

(D)   INCOME TAXES AND INTEREST PAID

      Income  taxes  paid  by  Century   (including   amounts   reimbursed  from
subsidiaries) were $56.9 million, $35.0 million and $31.5 million during 1995, 1994 and 1993, respectively.

      Interest paid by Century was $40.4 million, $32.0 million and $20.9 million during 1995, 1994 and 1993, respectively.

(E)   AFFILIATED TRANSACTIONS

      Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. Century recorded intercompany interest income of $28.2 million, $22.2 million and $10.6 million in 1995, 1994 and 1993, respectively.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       CENTURY TELEPHONE ENTERPRISES, INC.

              For the years ended December 31, 1995, 1994 and 1993


                                                  Additions
                                     Balance at  charged to    Deductions                  Balance
                                      beginning   costs and       from        Other        at end
Description                           of period   expenses    allowance (1)  changes (2)  of period
---------------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)


Year ended December 31, 1995
    Allowance for doubtful accounts   $  2,360      7,200        (6,946)         154       2,768

Year ended December 31, 1994
    Allowance for doubtful accounts   $  1,473      4,748        (4,139)         278       2,360

Year ended December 31, 1993
    Allowance for doubtful accounts   $    960      2,073        (1,810)         250       1,473




(1)   Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.





                       CENTURY TELEPHONE ENTERPRISES, INC.
                                INDEX TO EXHIBITS
                                December 31, 1995
Exhibit
Number
-------
 3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of May 23, 1995 (incorporated by reference to Exhibit 4.1 to Registration No. 33-60061).

 3(ii) Registrant's Bylaws, as amended through May 23, 1995 (incorporated by reference to Exhibit 4.2 to Registration No. 33-60061).

 4.1 Competitive Advance and Revolving Credit Facility Agreement, dated October 17, 1995, between Registrant and Bank One of Texas, N.A. (incorporated by reference to Exhibit 4.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

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

 4.24 Revolving Credit Facility Agreement, dated February 7, 1992 between Registrant and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1991), amendment thereto dated April 8, 1993 (incorporated by reference to Exhibit 19.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993), amendment thereto dated July 9, 1993 (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993), amendment thereto dated August 15, 1994
           (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994) and amendment thereto dated October 5, 1995 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

 4.25 Indenture dated as of March 31, 1994 between the Company and Regions Bank of Louisiana (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

 4.26 Resolutions adopted by the Executive Committee of the Board of Directors on April 29, 1994 designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4% Senior Notes, Series B, due 2024 ("Senior Notes") (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

 4.27 Resolutions adopted by the Special Pricing Committee of the Board of Directors on November 27, 1995 designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 ("Senior Notes"), included herein.

 4.28 Form of Senior Notes (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

 10.1      Employee Benefit Plans

           (a) Registrant's Employee Stock Ownership Plan and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995) and amendment thereto dated January 26, 1996, included herein.

           (b) Registrant's Stock Bonus Plan, PAYSOP and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995), amendment thereto dated July 11, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995) and amendment thereto dated January 26, 1996, included herein.

           (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, generally effective April 1, 1992 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

           (d) Registrant's Restated Supplemental Executive Retirement Plan, generally effective as of November 16, 1995, included herein.

           (e) Registrant's 1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995, included herein.

           (f) Registrant's Key Employee Incentive Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995, included herein.

           (g) Registrant's 1988 Incentive Compensation Program as amended and restated August 22, 1989 (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

           (h) Form of Stock Option Agreement entered into in 1988 by the Registrant, pursuant to 1988 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988) and amendment thereto (incorporated by reference to Exhibit 4.6 to Registrant's Registration No. 33-31314).

           (i) Registrant's 1990 Incentive Compensation Program, dated March 15, 1990 (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990).

           (j) Form of Stock Option Agreement entered into in 1990 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers (incorporated by reference to Exhibit 19.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

           (k) Form of Stock Option Agreement entered into in 1992 by the Registrant, pursuant to 1990 Incentive Compensation Program, with certain of its officers and employees (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

           (l)    Registrant's  1995  Incentive  Compensation  Plan  approved by
                  Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No.
                  33-60061).

           (m) Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of May 22, 1995, entered into by Registrant and its officers (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on From 10-Q for the quarter ended June 30, 1995).

           (n) Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of June 23, 1995, entered into by Registrant and certain key employees (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

           (o) Form of Performance Share Agreement Under the 1990 Incentive Compensation Program, entered into in 1993 with certain of its officers and employees (incorporated by reference to Exhibit
                  28.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

           (p) Form of Restricted Stock Agreement and Performance Share Agreement Under the 1988 Incentive Compensation Program, entered into in 1993 with certain of its officers and employees (incorporated by reference to Exhibit 28.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

           (q) Registrant's Restated Supplemental Defined Contribution Plan, dated as of November 16, 1995, included herein.

           (r) Registrant's Amended and Restated Supplemental Dollars & Sense Plan, effective as of January 1, 1995 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

           (s) Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31,
                  1991).

           (t) Registrant's Restated Outside Directors' Retirement Plan, dated as of November 16, 1995, included herein.

           (u) Registrant's Restated Deferred Compensation Plan for Outside Directors, dated as of November 16, 1995, included herein.

 10.2      Employment, Severance and Related Agreements

           (a) Employment Agreement, dated May 24, 1993, by and between Clarke M. Williams and Registrant (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993) and amendment thereto dated as of February 27, 1996, included herein.

           (b) Form of Amended and Restated Severance Agreement, by and between Registrant and each of its executive officers other than Clarke M. Williams, dated as of November 16, 1995, included herein.

           (c) Form of Amended and Restated Severance Agreement, by and between Registrant and six of its officers who are not executive officers, dated as of November 16, 1995, included herein.

           (d) Agreement, dated December 31, 1994, by and between Jim D. Reppond and Registrant (incorporated by reference to Exhibit
                  10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

 10.3      Other Agreements

           (a) Agreement and Plan of Merger dated October 8, 1993, as amended by Amendment No. 1 thereto dated January 5, 1994 by and among Registrant, Celutel Acquisition Corp., Celutel, Inc. and the Principal Stockholders of Celutel, Inc. (incorporated by reference to Appendix I of Registrant's Prospectus forming a part of its Registration Statement No. 33-50791 filed January 12, 1994 pursuant to Rule 424(b)(5)).

           (b) Loan Agreement and Grant of Rights of First Refusal to Acquire Assets and/or Capital Stock of MillTenn, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

 11        Computations of Earnings Per Share, included herein.

 21        Subsidiaries of the Registrant, included herein.

 23        Independent Auditors' Consent, included herein.

 27        Financial Data Schedule, included herein.