Form 10-Q
period 1996-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1996-05-08
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1996

                                       or

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

                                                      [X] Yes [ ] No


       As of April 30, 1996, there were 59,677,276 shares of common stock outstanding.







                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS



                                                                 Page No.
                                                                 --------
Part I.  Financial Information:

     Consolidated Statements of Income--Three Months
      Ended March 31, 1996 and 1995                                   3

     Consolidated Balance Sheets--March 31, 1996 and
      December 31, 1995                                               4

     Consolidated Statements of Stockholders' Equity--
      Three Months Ended March 31, 1996 and 1995                      5

     Consolidated Statements of Cash Flows--
      Three Months Ended March 31, 1996 and 1995                      6

     Notes to Consolidated Financial Statements                     7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                          9-14

Part II. Other Information                                           15

Signature                                                            16

Index to Exhibits                                                    17


                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                        Three months
                                                       ended March 31,
                                                    --------------------
                                                      1996        1995
                                                    --------    --------
                                                    (Dollars, except per
                                                     share amounts, and
                                                    shares in thousands)

OPERATING REVENUES
    Telephone                                      $110,631      100,563
    Mobile Communications                            55,004       42,149
    Other                                            10,179        6,067
                                                   --------     --------
      Total operating revenues                      175,814      148,779
                                                   --------     --------

OPERATING EXPENSES
    Cost of sales and operating expenses             89,560       74,660
    Depreciation and amortization                    30,739       26,158
                                                   --------     --------
      Total operating expenses                      120,299      100,818
                                                   --------     --------

OPERATING INCOME                                     55,515       47,961
                                                   --------     --------

OTHER INCOME (EXPENSE)
    Interest expense                                (11,596)     (11,396)
    Income from unconsolidated cellular entities      5,634        4,724
    Gain on sales of assets                               -        5,909
    Minority interest                                (2,556)      (1,946)
    Other income and expense                            147          443
                                                   --------     --------
      Total other income (expense)                   (8,371)      (2,266)
                                                   --------     --------

INCOME BEFORE INCOME TAXES                           47,144       45,695

Income tax expense                                   17,479       18,695
                                                   --------     --------

NET INCOME                                         $ 29,665       27,000
                                                   ========     ========

PRIMARY EARNINGS PER SHARE                         $    .50          .48
                                                   ========     ========

FULLY DILUTED EARNINGS PER SHARE                   $    .50          .47
                                                   ========     ========

DIVIDENDS PER COMMON SHARE                         $    .09        .0825
                                                   ========     ========

AVERAGE PRIMARY SHARES OUTSTANDING                   59,478       56,184
                                                   ========     ========

AVERAGE FULLY DILUTED SHARES OUTSTANDING             60,204       58,660
                                                   ========     ========



See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                     March 31,     December 31,
                                                       1996           1995
                                                    ----------     -----------
                                                      (Dollars in thousands)
ASSETS
- ------

CURRENT ASSETS
   Cash and cash equivalents                         $   12,085          8,540
   Accounts receivable
      Customers, less allowance of
        $3,522 and $2,768                                51,478         50,943
      Other                                              41,341         24,219
   Materials and supplies, at average cost                6,249          6,608
   Other                                                  5,143          5,019
                                                     ----------     ----------
                                                        116,296         95,329
                                                     ----------     ----------

NET PROPERTY, PLANT AND EQUIPMENT                     1,060,234      1,047,808
                                                     ----------     ----------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
     less accumulated amortization of
     $56,364 and $52,944                                490,810        493,655
   Other                                                217,459        225,629
                                                     ----------     ----------
                                                        708,269        719,284
                                                     ----------     ----------
                                                     $1,884,799      1,862,421
                                                     ==========     ==========
LIABILITIES AND EQUITY
- ----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt              $   19,523         15,325
   Notes payable                                              -         14,199
   Accounts payable                                      46,029         55,329
   Accrued expenses and other liabilities
      Salaries and benefits                              16,363         18,178
      Taxes                                              21,145         12,489
      Interest                                           11,562          6,024
      Other                                               5,976          5,337
   Advance billings and customer deposits                13,971         13,043
                                                     ----------     ----------
                                                        134,569        139,924
                                                     ----------     ----------

LONG-TERM DEBT                                          613,732        622,904
                                                     ----------     ----------

DEFERRED CREDITS AND OTHER LIABILITIES                  216,400        211,169
                                                     ----------     ----------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     59,424,868 and 59,113,670 shares                    59,425         59,114
   Paid-in capital                                      460,060        453,584
   Retained earnings                                    411,742        387,424
   Unearned ESOP shares                                 (13,270)       (13,960)
   Preferred stock - non-redeemable                       2,141          2,262
                                                     ----------     ----------
                                                        920,098        888,424
                                                     ----------     ----------
                                                     $1,884,799      1,862,421
                                                     ==========     ==========

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                            Three months
                                                           ended March 31,
                                                      ------------------------
                                                         1996          1995
                                                      ----------    ----------
                                                       (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                     $   59,114        53,574
   Conversion of debentures into common stock                  -         4,540
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans               265           204
   Issuance of common stock for acquisition                   15             -
   Conversion of preferred stock into common stock            31             -
                                                      ----------    ----------

   Balance at end of period                               59,425        58,318
                                                      ----------    ----------

PAID-IN CAPITAL
   Balance at beginning of period                        453,584       319,235
   Conversion of debentures into common stock                  -       108,596
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans             5,520         2,379
   Issuance of common stock for acquisition                  468             -
   Conversion of preferred stock into common stock            90             -
   Amortization of unearned compensation and other           398           204
                                                      ----------     ---------

   Balance at end of period                              460,060       430,414
                                                      ----------    ----------

RETAINED EARNINGS
   Balance at beginning of period                        387,424       291,999
   Net income                                             29,665        27,000
   Cash dividends declared
      Common stock-$.09 and $.0825 per share,
        respectively                                      (5,311)       (4,770)
      Preferred stock                                        (36)          (31)
                                                      ----------    ----------

   Balance at end of period                              411,742       314,198
                                                      ----------    ----------

UNEARNED ESOP SHARES
   Balance at beginning of period                        (13,960)      (16,840)
   Release of ESOP shares                                    690           690
                                                      ----------    ----------

   Balance at end of period                              (13,270)      (16,150)
                                                      ----------    ----------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                          2,262         2,268
   Conversion of preferred stock into
     common stock                                           (121)            -
                                                      ----------    ----------

   Balance at end of period                                2,141         2,268
                                                      ----------    ----------

TOTAL STOCKHOLDERS' EQUITY                            $  920,098       789,048
                                                      ==========    ==========



See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            Three months
                                                           ended March 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------     --------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                          $ 29,665        27,000
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                      30,739        26,158
      Deferred income taxes                               1,554           747
      Income from unconsolidated cellular
        entities                                         (5,634)       (4,724)
      Minority interest                                   2,556         1,946
      Loss on investment in unconsolidated
        personal communications services entity           1,100             -
      Gain on sales of assets                                 -        (5,909)
      Changes in current assets and current
        liabilities:
         Decrease in accounts receivable                  1,243         4,244
         Increase (decrease) in accounts payable         (9,300)        1,766
         Increase in other accrued taxes                  8,656        13,500
         Increase in accrued interest payable             5,538           281
         Changes in other current assets and other
           current liabilities, net                       1,691          (543)
      Increase in other noncurrent liabilities            1,121         1,415
      Other, net                                            892         1,845
                                                       --------      --------

         Net cash provided by operating
           activities                                    69,821        67,726
                                                       --------      --------

INVESTING ACTIVITIES
   Payments for property, plant and equipment           (41,212)      (53,499)
   Acquisitions, net of cash acquired                         -        (6,009)
   Proceeds from sales of assets                              -        17,922
   Investments in unconsolidated cellular
     entities                                                 -        (1,678)
   Purchase of life insurance investment                 (5,018)       (4,756)
   Other, net                                             1,925          (179)
                                                       --------      --------

         Net cash used in investing activities          (44,305)      (48,199)
                                                       --------      --------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt              40,000         6,498
   Payments of long-term debt                           (48,215)       (2,266)
   Notes payable, net                                   (14,199)      (18,000)
   Proceeds from issuance of common stock                 5,770         2,432
   Cash dividends                                        (5,347)       (4,801)
   Other, net                                                20            55
                                                       --------      --------

         Net cash used in financing activities          (21,971)      (16,082)
                                                       --------      --------

Net increase in cash and cash equivalents                 3,545         3,445

Cash and cash equivalents at beginning
  of period                                               8,540         7,154
                                                       --------      --------

Cash and cash equivalents at end of period             $ 12,085        10,599
                                                       ========      ========

Supplemental cash flow information:

 Income taxes paid                                     $  4,169         6,391
                                                       ========      ========

 Interest paid                                         $  6,058        11,115
                                                       ========      ========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


(1)     Basis of Financial Reporting

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain 1995 amounts have been reclassified to be consistent with the 1996 presentation.

        The unaudited financial information for the three months ended March 31, 1996 and 1995 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)     Net Property, Plant and Equipment

        Net property, plant and equipment is composed of the following:

                                       March 31,           December 31,
                                         1996                  1995
                                      ----------           ------------
                                            (Dollars in thousands)

   Telephone, at original cost        $1,224,825             1,207,347
   Accumulated depreciation             (374,569)             (357,633)
                                      ----------            ----------
                                         850,256               849,714
                                      ----------            ----------

   Mobile Communications, at cost        205,808               191,594
   Accumulated depreciation              (59,856)              (54,927)
                                      ----------            ----------
                                         145,952               136,667
                                      ----------            ----------

   Corporate and other, at cost          102,435               100,613
   Accumulated depreciation              (38,409)              (39,186)
                                      ----------            ----------
                                          64,026                61,427
                                      ----------            ----------

                                      $1,060,234             1,047,808
                                      ==========            ==========




(3)     Earnings from Unconsolidated Cellular Entities

        The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 1996 and 1995) are accounted for by the equity method.

                                                      Three months
                                                     ended March 31,
                                                   -------------------
                                                     1996       1995
                                                   --------   --------
                                                 (Dollars in thousands)

Results of operations
   Revenues                                       $205,504     149,254
   Operating income                               $ 63,439      47,854
   Net income                                     $ 64,024      48,525

(4)     Sales of Assets

        In the first quarter of 1995 the Company sold, for an aggregate of approximately $17.9 million, its ownership interests in certain non-strategic cellular Rural Service Areas located primarily in western states and three Metropolitan Statistical Areas in the midwest, which represented an aggregate of approximately 253,000 pops. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax).

(5)     Accounting Pronouncements

        The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the first quarter of 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The effect of the adoption of SFAS 121 did not materially affect the Company's consolidated financial position or results of operations.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company plans to continue to measure compensation cost for employee stock compensation plans using the method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and will provide pro forma disclosures in the Notes to the Consolidated Financial Statements as required by SFAS 123.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1996 Compared
                      to Three Months Ended March 31, 1995

        Net income for the first quarter of 1996 was $29.7 million compared to $27.0 million during the first quarter of 1995. The $27.0 million in 1995 included a $5.9 million pre-tax gain on the sale of certain cellular properties, $2.0 million after-tax. Exclusive of such gain, net income increased $4.7 million (18.7%), principally due to the after-tax effect of the $7.6 million increase in operating income.

                                                       Three months
                                                      ended March 31,
                                                    ------------------
                                                      1996       1995
                                                    -------    -------
                                                   (Dollars, except per
                                                    share amounts, and
                                                   shares in thousands)
Operating income
   Telephone                                        $38,619     34,345
   Mobile Communications                             16,170     13,211
   Other                                                726        405
                                                    -------    -------
                                                     55,515     47,961

Interest expense                                    (11,596)   (11,396)
Income from unconsolidated cellular
 entities                                             5,634      4,724
Gain on sales of assets                                   -      5,909
Minority interest                                    (2,556)    (1,946)
Other income and expense                                147        443
Income taxes                                        (17,479)   (18,695)
                                                    -------    -------

Net income                                          $29,665     27,000
                                                    =======    =======

Fully diluted earnings per share                    $   .50        .47
                                                    =======    =======

Average fully diluted shares outstanding             60,204     58,660
                                                    =======    =======

        Fully diluted earnings per share increased to $.50 for the three months ended March 31, 1996 from $.47 ($.44 exclusive of the gain on sales of assets) during the three months ended March 31, 1995, a 6.4% increase. The average number of fully diluted shares outstanding increased 2.6%, primarily as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.



       Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended March 31, 1996 and 1995 were as follows:

                                                      Three months
                                                     ended March 31,
                                                   -------------------
                                                     1996       1995
                                                   -------    --------

Operating revenues
   Telephone operations                              62.9%      67.6
   Mobile Communications operations                  31.3%      28.3
   Other operations                                   5.8%       4.1

Operating income
   Telephone operations                              69.6%      71.6
   Mobile Communications operations                  29.1%      27.5
   Other operations                                   1.3%        .9

Telephone Operations
                                                      Three months
                                                     ended March 31,
                                                   -------------------
                                                     1996       1995
                                                   -------    --------
                                                 (Dollars in thousands)
Operating revenues
   Local service                                   $29,085      26,840
   Network access and long distance                 68,363      61,585
   Other                                            13,183      12,138
                                                   -------     -------
                                                   110,631     100,563
                                                   -------     -------

Operating expenses
   Plant operations                                 22,379      21,635
   Customer operations                               9,908       9,150
   Corporate and other                              16,814      15,162
   Depreciation and amortization                    22,911      20,271
                                                   -------     -------
                                                    72,012      66,218
                                                   -------     -------

Operating income                                   $38,619      34,345
                                                   =======     =======

        Telephone operating income increased $4.3 million (12.4%) due to an increase in operating revenues of $10.1 million (10.0%) which more than offset an increase in operating expenses of $5.8 million (8.7%).

        The increase in revenues was partially due to a $2.9 million increase in revenues based on minutes of use, of which approximately $1.6 million was associated with a change, effective in the third quarter of 1995, in the methodology applied in the network access revenue billing process. Also contributing to the increase in revenues was a $1.6 million increase which resulted from the increase in the number of customer access lines; a $1.6 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $1.6 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; and a $1.3 million increase in revenues related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services").

        During the first quarter of 1996, operating expenses, exclusive of depreciation and amortization, increased $3.2 million (6.9%) substantially due to a $1.3 million increase in expenses related to providing CPE services (of which $200,000 was due to increases in sales and marketing costs), a $596,000 increase in salaries and wages, and a $474,000 increase in the provision for doubtful accounts. The remainder of the increase was due to increases in other general operating expenses.

        Depreciation and amortization increased $2.6 million (13.0%) primarily due to higher levels of plant in service.


Mobile Communications Operations


                                                           Three months
                                                          ended March 31,
                                                       --------------------
                                                          1996       1995
                                                       --------    --------
                                                      (Dollars in thousands)
Operating revenues
   Cellular service                                     $54,043     40,821
   Equipment and other                                      961      1,328
                                                        -------    -------
                                                         55,004     42,149
                                                        -------    -------

Operating expenses
   Cost of sales                                          2,857      1,922
   Other operating expenses                               6,896      5,610
   General, administrative and customer
     service                                             12,199      8,780
   Sales and marketing                                    9,479      7,044
   Depreciation and amortization                          7,403      5,582
                                                        -------    -------
                                                         38,834     28,938
                                                        -------    -------

Operating income                                        $16,170     13,211
                                                        =======    =======

      The mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $2.6 million during the first three months of 1996 and $1.9 million during the first three months of 1995 and is reflected as an expense in "Minority interest."

      The Company's share of earnings from the cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment) is accounted for using the equity method and is reflected in "Income from unconsolidated cellular entities." The Company's share of income from such entities was $5.6 million and $4.7 million during the three months ended March 31, 1996 and 1995, respectively.

        Mobile communications operating income increased $3.0 million (22.4%) to $16.2 million in the first quarter of 1996 from $13.2 million in the first quarter of 1995. Mobile communications operating revenues increased $12.9 million (30.5%) which more than offset an increase in operating expenses of $9.9 million (34.2%).

        The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the first quarter of 1996 and 1995 was 297,800 and 216,500, respectively. Exclusive of acquisitions, access and usage revenues increased $7.5 million (25.8%) in the first quarter of 1996 and roaming and toll revenues increased $2.3 million (22.4%). Acquisitions consummated during the last half of 1995 contributed $2.4 million of service revenues during the first quarter of 1996.

        The average monthly cellular service revenue per customer declined to $60 during the first quarter of 1996 from $63 during the first quarter of 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and enhancements to its system.

        Equipment and other revenues decreased $367,000 in the first quarter of 1996 compared to the first quarter of 1995. Although the Company sold more phones in the first quarter of 1996 than in the first quarter of 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry. The increase in cost of sales during the first quarter of 1996 resulted from the increase in the number of cellular phones sold.

        Other operating expenses increased $1.3 million (22.9%) in the first quarter of 1996 primarily due to a $1.0 million increase in costs paid to other carriers related to (i) the provision of cellular service by such other carriers to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers (such costs are expected to increase as the Company continues to expand its reduced rate calling areas) and (ii) cellular fraud. In addition, a $500,000 increase in expenses resulted from the interconnection of new cell sites.

        General, administrative and customer service expenses increased $3.4 million (38.9%) primarily due to increased expenses resulting from a larger customer base, such as customer service ($1.1 million), billing costs ($440,000) and provision for doubtful accounts ($808,000). The remainder of the increase was primarily due to increases in general office expenses.

        During the first quarter of 1996, sales and marketing expenses increased $2.4 million (34.6%) primarily due to a $1.1 million increase in commissions paid to agents for selling cellular service to new customers and a $906,000 increase in advertising and sales promotions expenses.

        Depreciation  and  amortization   increased  $1.8  million  (32.6%)  due
primarily to a higher level of plant in service.

Other Operations

        Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. Of the $4.1 million increase in operating revenues, $2.8 million was applicable to the long distance operations. Of the $3.8 million increase in operating expenses, $2.2 million was incurred by the long distance operations.

Income from Unconsolidated Cellular Entities

        Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $910,000 (19.3%) during the first quarter of 1996 compared to the first quarter of 1995 due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest.

Gain on Sales of Assets

        During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular entities which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 4 of Notes to Consolidated Financial Statements.


Minority Interest

        The increased profitability during the first three months of 1996 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $610,000 (31.3%) in the expense recorded by the Company to reflect the minority interest owners' share of the profits.

Other Income and Expense

        Other income and expense for the first quarter of 1996 was $147,000 compared to $443,000 during the first quarter of 1995. During 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the Federal Communications Commission auction of one 30MHz Personal Communications Services ("PCS") license for each Basic Trading Area. In April 1996, such entity withdrew from participating in the auction and, as a result thereof, the Company withdrew its equity investment in such entity and recorded a $1.1 million loss during the first quarter of 1996. The $1.1 million was the portion of the Company's investment which, under the terms of its agreement with such entity, it was not entitled to recoup.

Income Tax Expense

        Although income before taxes increased during the first quarter of 1996 compared to the first quarter of 1995, income tax expense decreased $1.2 million (6.5%) primarily because the effective income tax rate attributable to the gain on sales of assets in the first quarter of 1995 was considerably higher than the Company's consolidated effective income tax rate.


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

        Net cash provided by operating activities was $69.8 million during the first three months of 1996 compared to $67.7 million during the first three months of 1995. The Company's accompanying consolidated statements of cash flows identifies major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

        Net cash used in investing activities was $44.3 million and $48.2 million for the three months ended March 31, 1996 and 1995, respectively. Payments for property, plant and equipment were $12.3 million less in the first quarter of 1996 than in the comparable period during 1995. Capital expenditures for the three months ended March 31, 1996 were $22.0 million for telephone, $15.6 million for mobile communications and $3.6 million for other operations. The $48.2 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular properties. Cash used in connection with the acquisition of a local exchange telephone company was $6.0 million in the first three months of 1995.



        Net cash used in financing activities was $22.0 million during the first three months of 1996 compared to $16.1 million during the first three months of 1995. Net payments, including notes payable and long-term debt, were $8.6 million more during the first quarter of 1996 compared to the first quarter of 1995.

        Budgeted capital expenditures for 1996 total $102 million for telephone operations, $61 million for mobile communications operations and $26 million for corporate and other operations.

        As of March 31, 1996, Century's telephone subsidiaries had available for use $142.6 million of commitments for long-term financing from the Rural Utilities Service and the Company had $113.1 million of undrawn committed bank lines of credit. In addition, approximately $125.0 million of uncommitted credit facilities were available to Century at March 31, 1996. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.


                                  OTHER MATTERS

        The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $100 million and $150 million.



                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.


Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

         A.      Exhibits
                 --------

                 11       Computations of Earnings Per Share.

                 27       Financial Data Schedule.

         B.      Reports on Form 8-K
                 -------------------

                 There were no reports on Form 8-K filed during the quarter ended March 31, 1996.



                                  SIGNATURE
                                  ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CENTURY TELEPHONE ENTERPRISES, INC.



Date: May  8, 1996                         /s/ Murray H. Greer
                                          -------------------
                                          Murray H. Greer
                                          Controller
                                          (Principal Accounting Officer)




                       CENTURY TELEPHONE ENTERPRISES, INC.


                                INDEX TO EXHIBITS


Exhibit
Number
- -------

11   Computations of Earnings Per Share, included herein.

27   Financial Data Schedule, included herein.





