Form 10-Q
period 1996-06-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1996-08-09
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1996

                                      or

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

                                                      [X] Yes   [ ] No


    As of July 31, 1996, there were 59,719,447 shares of common stock outstanding.






                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS



                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

     Consolidated Statements of Income--Three Months and Six
      Months Ended June 30, 1996 and 1995                               3

     Consolidated Balance Sheets--June 30, 1996 and
      December 31, 1995                                                 4

     Consolidated Statements of Stockholders' Equity--
      Six Months Ended June 30, 1996 and 1995                           5

     Consolidated Statements of Cash Flows--
      Six Months Ended June 30, 1996 and 1995                           6

     Notes to Consolidated Financial Statements                       7-8

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                            9-20

Part II. Other Information:

     Submission of Matters To a Vote of Security Holders               21

     Exhibits and Reports on Form 8-K                                  21

Signature                                                              22

Index to Exhibits                                                      23



                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                     Three months               Six months
                                    ended June 30             ended June 30
                                 -------------------       -------------------
                                   1996       1995           1996       1995
                                 --------   --------       --------   --------
                                          (Dollars, except per share
                                              amounts, and shares
                                            expressed in thousands)

OPERATING REVENUES
  Telephone                      $111,403    102,264        222,034    202,827
  Mobile Communications            63,588     47,877        118,592     90,026
  Other                            11,547      6,674         21,726     12,741
                                 --------   --------       --------   --------
    Total operating revenues      186,538    156,815        362,352    305,594
                                 --------   --------       --------   --------

OPERATING EXPENSES
  Cost of sales and
   operating expenses              96,421     79,881        185,981    154,541
  Depreciation and
   amortization                    32,420     27,252         63,159     53,410
                                 --------   --------       --------   --------
    Total operating expenses      128,841    107,133        249,140    207,951
                                 --------   --------       --------   --------

OPERATING INCOME                   57,697     49,682        113,212     97,643
                                 --------   --------       --------   --------

OTHER INCOME (EXPENSE)
  Interest expense                (11,353)   (10,451)       (22,949)   (21,847)
  Income from unconsolidated
   cellular entities                6,960      3,374         12,594      8,098
  Gain on sales of assets               -          -              -      5,909
  Minority interest                (1,973)    (1,895)        (4,529)    (3,841)
  Other income and expense            910      1,257          1,057      1,700
                                 --------   --------       --------   --------
    Total other income
     (expense)                     (5,456)    (7,715)       (13,827)    (9,981)
                                 --------   --------       --------   --------

INCOME BEFORE INCOME TAX
 EXPENSE                           52,241     41,967         99,385     87,662

Income tax expense                 19,300     15,800         36,779     34,495
                                 --------   --------       --------   --------

NET INCOME                       $ 32,941     26,167         62,606     53,167
                                 ========   ========       ========   ========

PRIMARY EARNINGS PER SHARE       $    .55        .45           1.05        .93
                                 ========   ========       ========   ========

FULLY DILUTED EARNINGS PER
 SHARE                           $    .55        .45           1.04        .92
                                 ========   ========       ========   ========

DIVIDENDS PER COMMON SHARE       $    .09      .0825            .18       .165
                                 ========   ========       ========   ========

AVERAGE PRIMARY SHARES
 OUTSTANDING                       59,969     58,453         59,723     57,318
                                 ========   ========       ========   ========

AVERAGE FULLY DILUTED SHARES
 OUTSTANDING                       60,695     58,659         60,449     58,659
                                 ========   ========       ========   ========



See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  June 30,        December 31,
                                                    1996              1995
                                                -----------       ------------
                                                    (Dollars in thousands)

ASSETS
- ------

CURRENT ASSETS
  Cash and cash equivalents                    $     13,892              8,540
  Accounts receivable
    Customers, less allowance of
     $3,404 and $2,768                               56,759             50,943
    Other                                            25,222             24,219
  Materials and supplies, at average cost             6,364              6,608
  Other                                               5,102              5,019
                                               ------------       ------------
                                                    107,339             95,329
                                               ------------       ------------

NET PROPERTY, PLANT AND EQUIPMENT                 1,090,439          1,047,808
                                               ------------       ------------

INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired,
   less accumulated amortization of
   $59,936 and $52,944                              512,782            493,655
  Other                                             224,554            225,629
                                               ------------       ------------
                                                    737,336            719,284
                                               ------------       ------------

                                               $  1,935,114          1,862,421
                                               ============       ============

LIABILITIES AND EQUITY
- ----------------------

CURRENT LIABILITIES
  Current maturities of long-term debt         $     17,367             15,325
  Notes payable                                           -             14,199
  Accounts payable                                   49,985             55,329
  Accrued expenses and other liabilities
    Salaries and benefits                            19,316             18,178
    Taxes                                            15,172             12,489
    Interest                                          5,568              6,024
    Other                                             7,271              5,337
  Advance billings and customer deposits             14,540             13,043
                                               ------------       ------------
                                                    129,219            139,924
                                               ------------       ------------

LONG-TERM DEBT                                      621,422            622,904
                                               ------------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES              218,622            211,169
                                               ------------       ------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized
   175,000,000 shares, issued and outstanding
   59,707,961 and 59,113,670 shares                  59,708             59,114
  Paid-in capital                                   469,333            453,584
  Retained earnings                                 439,214            387,424
  Unearned ESOP shares                              (12,520)           (13,960)
  Preferred stock - non-redeemable                   10,116              2,262
                                               ------------       ------------
                                                    965,851            888,424
                                               ------------       ------------

                                               $  1,935,114          1,862,421
                                               ============       ============

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                           Six months
                                                          ended June 30
                                                     ----------------------
                                                       1996          1995
                                                     --------      --------
                                                     (Dollars in thousands)

COMMON STOCK
  Balance at beginning of period                     $ 59,114        53,574
  Issuance of common stock for acquisitions               257             -
  Conversion of debentures into common stock                -         4,540
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans              306           254
  Conversion of preferred stock into common stock          31             -
                                                     --------      --------

  Balance at end of period                             59,708        58,368
                                                     --------      --------

PAID-IN CAPITAL
  Balance at beginning of period                      453,584       319,235
  Issuance of common stock for acquisitions             8,201             -
  Conversion of debentures into common stock                -       108,596
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans            6,720         3,479
  Amortization of unearned compensation and other         738           439
  Conversion of preferred stock into common stock          90             -
                                                     --------      --------

  Balance at end of period                            469,333       431,749
                                                     --------      --------

RETAINED EARNINGS
  Balance at beginning of period                      387,424       291,999
  Net income                                           62,606        53,167
  Cash dividends declared
    Common stock-$.18 and $.165 per share,
     respectively                                     (10,652)       (9,552)
    Preferred stock                                      (164)          (61)
                                                     --------      --------

  Balance at end of period                            439,214       335,553
                                                     --------      --------

UNEARNED ESOP SHARES
  Balance at beginning of period                      (13,960)      (16,840)
  Release of ESOP shares                                1,440         1,440
                                                     --------      --------

  Balance at end of period                            (12,520)      (15,400)
                                                     --------      --------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of period                        2,262         2,268
  Issuance of preferred stock for acquisition           7,975             -
  Conversion of preferred stock into common stock        (121)            -
                                                     --------      --------

  Balance at end of period                             10,116         2,268
                                                     --------      --------

TOTAL STOCKHOLDERS' EQUITY                           $965,851       812,538
                                                     ========      ========


See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six months
                                                              ended June 30
                                                          ---------------------
                                                            1996         1995
                                                          --------     --------
                                                          (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                              $ 62,606       53,167
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                           63,159       53,410
    Deferred income taxes                                    2,893        2,055
    Income from unconsolidated cellular entities           (12,594)      (8,098)
    Minority interest                                        4,529        3,841
    Loss on investment in unconsolidated personal
     communications services entity                          1,100            -
    Gain on sales of assets                                      -       (5,909)
    Changes in current assets and current liabilities:
      Increase in accounts receivable                       (6,593)      (2,905)
      Increase (decrease) in accounts payable               (5,438)         673
      Increase (decrease) in other accrued taxes             2,544         (952)
      Changes in other current assets and other
       current liabilities, net                              5,983       (1,229)
    Increase in other noncurrent liabilities                 3,570        2,258
    Other, net                                               3,841        4,772
                                                          --------     --------

      Net cash provided by operating activities            125,600      101,083
                                                          --------     --------

INVESTING ACTIVITIES
  Payments for property, plant and equipment               (99,321)     (98,438)
  Acquisitions, net of cash acquired                       (17,022)      (6,009)
  Proceeds from sales of assets                                  -       17,922
  Reimbursement of investment in unconsolidated
   personal communications services entity                  18,900            -
  Investments in unconsolidated cellular entities             (744)      (7,044)
  Distributions from unconsolidated cellular entities        5,129        1,386
  Purchase of life insurance investment                     (5,248)      (6,409)
  Other, net                                                 1,368         (156)
                                                          --------     --------

      Net cash used in investing activities                (96,938)     (98,748)
                                                          --------     --------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                  45,395        6,498
  Payments of long-term debt                               (50,822)      (5,310)
  Notes payable, net                                       (14,199)       1,500
  Proceeds from issuance of common stock                     7,011        3,496
  Cash dividends                                           (10,816)      (9,613)
  Other, net                                                   121           90
                                                          --------     --------

      Net cash used in financing activities                (23,310)      (3,339)
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents         5,352       (1,004)

Cash and cash equivalents at beginning of period             8,540        7,154
                                                          --------     --------

Cash and cash equivalents at end of period                $ 13,892        6,150
                                                          ========     ========

Supplemental cash flow information:

  Income taxes paid                                       $ 34,851       34,672
                                                          ========     ========

  Interest paid                                           $ 23,405       24,923
                                                          ========     ========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

     The unaudited financial information for the three months and six months ended June 30, 1996 and 1995 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                                 June 30,          December 31,
                                                   1996                1995
                                                ----------         -----------
                                                    (Dollars in thousands)

Telephone, at original cost                     $1,252,035           1,207,347
Accumulated depreciation                          (393,573)           (357,633)
                                                ----------          ----------
                                                   858,462             849,714
                                                ----------          ----------

Mobile Communications, at cost                     230,838             191,594
Accumulated depreciation                           (65,218)            (54,927)
                                                ----------          ----------
                                                   165,620             136,667
                                                ----------          ----------

Corporate and other, at cost                       106,990             100,613
Accumulated depreciation                           (40,633)            (39,186)
                                                ----------          ----------
                                                    66,357              61,427
                                                ----------          ----------

                                                $1,090,439           1,047,808
                                                ==========          ==========


(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 1996 and 1995) were accounted for by the equity method.

                                               Six months
                                              ended June 30
                                          --------------------
                                            1996        1995
                                          --------    --------
                                         (Dollars in thousands)

Results of operations
  Revenues                                $459,275     336,812
  Operating income                        $142,288     111,677
  Net income                              $143,132     112,833

(4)  Sales of Assets

     In the first quarter of 1995 the Company sold, for an aggregate of approximately $17.9 million cash, its ownership interests in certain non-strategic Rural Service Area cellular systems located primarily in western states and three Metropolitan Statistical Area cellular systems located in the midwest, which represented an aggregate of approximately 253,000 pops. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax).

(5)  Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," during the first quarter of 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 also requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The effect of adoption of SFAS 121 did not materially affect the Company's consolidated financial position or results of operations.

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



                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and other information included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1996 Compared
                       to Three Months Ended June 30, 1995

     Net income for the second quarter of 1996 was $32.9 million compared to $26.2 million during the second quarter of 1995, a 25.9% increase. Operating income increased $8.0 million and income from unconsolidated cellular entities increased $3.6 million. Such increases were partially offset by, among other things, a $3.5 million increase in income tax expense.

                                                          Three months
                                                          ended June 30
                                                     -----------------------
                                                       1996            1995
                                                     -------         -------
                                                      (Dollars, except per
                                                       share amounts, and
                                                      shares in thousands)

Operating income
  Telephone                                          $37,796          35,025
  Mobile Communications                               19,782          13,787
  Other                                                  119             870
                                                     -------         -------
                                                      57,697          49,682

Interest expense                                     (11,353)        (10,451)
Income from unconsolidated cellular entities           6,960           3,374
Minority interest                                     (1,973)         (1,895)
Other income and expense                                 910           1,257
Income tax expense                                   (19,300)        (15,800)
                                                     -------         -------

Net income                                           $32,941          26,167
                                                     =======         =======

Fully diluted earnings per share                     $   .55             .45
                                                     =======         =======

Average fully diluted shares outstanding              60,695          58,659
                                                     =======         =======

     Fully diluted earnings per share increased to $.55 for the three months ended June 30, 1996 from $.45 during the three months ended June 30, 1995, a 22.2% increase. The average number of fully diluted shares outstanding increased 3.5%, primarily as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.



     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended June 30, 1996 and 1995 were as follows:

                                                              Three months
                                                              ended June 30
                                                           ------------------
                                                             1996       1995
                                                           -------    -------
Operating revenues
  Telephone operations                                        59.7%      65.2
  Mobile Communications operations                            34.1%      30.5
  Other operations                                             6.2%       4.3

Operating income
  Telephone operations                                        65.5%      70.5
  Mobile Communications operations                            34.3%      27.8
  Other operations                                              .2%       1.7

Telephone Operations
                                                              Three months
                                                              ended June 30
                                                           ------------------
                                                             1996       1995
                                                           -------    -------
                                                         (Dollars in thousands)
Operating revenues
  Local service                                            $30,209     27,638
  Network access and long distance                          68,338     62,571
  Other                                                     12,856     12,055
                                                           -------    -------
                                                           111,403    102,264
                                                           -------    -------
Operating expenses
  Plant operations                                          22,318     21,039
  Customer operations                                       10,917      9,940
  Corporate and other                                       16,603     15,652
  Depreciation and amortization                             23,769     20,608
                                                           -------    -------
                                                            73,607     67,239
                                                           -------    -------
Operating income                                           $37,796     35,025
                                                           =======    =======

     Telephone operating income increased $2.8 million (7.9%) due to an increase in operating revenues of $9.1 million (8.9%) which more than offset an increase in operating expenses of $6.4 million (9.5%).

     The $9.1 million increase in revenues was substantially due to a $3.4 million increase in revenues based on minutes of use, of which approximately $1.2 million was associated with a change, effective in the third quarter of 1995, in the methodology applied in the network access revenue billing process. As the intrastate switched access rate reduction in Louisiana continues to be phased in as discussed below, future access revenues will be reduced each quarter up to approximately one-half of this $1.2 million amount in addition to the reductions disclosed in the Company's Form 10-K for the year ended December 31, 1995. Also contributing to the $9.1 million increase in revenues was a $1.6 million increase which resulted from the increase in the number of customer access lines; a $1.6 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $1.3 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; and a $1.0 million increase in revenues related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"). These increases were partially offset by a $450,000 reduction in access fees due to the previously-announced reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which is being phased in from July 1995 through July 1997. For additional information, see "Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995 -- Telephone Operations."


     During the second quarter of 1996, plant operations expenses increased
$1.3 million (6.1%), primarily due to a $526,000 increase in expenses related to CPE services and a $530,000 increase in salaries and wages.

     Customer operations expenses increased $977,000 (9.8%) in the second quarter of 1996, primarily due to increases of $533,000 in salaries and wages and $274,000 in expenses related to CPE services. A significant portion of the increases in these customer operations expenses related to the Company's increased sales and marketing efforts.

     Of the $951,000 (6.1%) increase in corporate and other expenses, $566,000 was attributable to increased operating taxes and $539,000 to the provision of CPE services.

     Depreciation and amortization increased $3.2 million (15.3%) primarily due to higher levels of plant in service.

Mobile Communications Operations
                                                       Three months
                                                       ended June 30
                                                    ------------------
                                                      1996       1995
                                                    -------    -------
                                                  (Dollars in thousands)

Operating revenues
  Cellular service                                  $62,554     46,422
  Equipment                                           1,034      1,455
                                                    -------    -------
                                                     63,588     47,877
                                                    -------    -------
Operating expenses
  Cost of sales                                       2,865      2,553
  Other operating expenses                            9,457      7,027
  General, administrative and customer
   service                                           12,898      9,068
  Sales and marketing                                10,728      9,380
  Depreciation and amortization                       7,858      6,062
                                                    -------    -------
                                                     43,806     34,090
                                                    -------    -------

Operating income                                    $19,782     13,787
                                                    =======    =======

     The mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $2.0 million during the second quarter of 1996 and $1.9 million during the second quarter of 1995 and is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information.

     The Company's share of earnings from the cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment) is accounted for using the equity method and is reflected in "Income from unconsolidated cellular entities." The Company's share of income from such entities was $7.0 million and $3.4 million during the three months ended June 30, 1996 and 1995, respectively. See Income from Unconsolidated Cellular Entities for additional information.

     Mobile communications operating income increased $6.0 million (43.5%) to $19.8 million in the second quarter of 1996 from $13.8 million in the second quarter of 1995. Mobile communications operating revenues increased $15.7 million (32.8%) which more than offset an increase in operating expenses of $9.7 million (28.5%).



     The increase in cellular service revenues was substantially due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the second quarter of 1996 and 1995 was 316,100 and 232,300, respectively. Exclusive of acquisitions, access and usage revenues increased $9.4 million in the second quarter of 1996 and roaming and toll revenues increased $4.1 million. Cellular operations acquired during the last half of 1995 contributed $2.6 million of service revenues during the second quarter of 1996.

     The average monthly cellular service revenue per customer declined to $66 during the second quarter of 1996 from $67 during the second quarter of 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     Equipment revenues decreased $421,000 in the second quarter of 1996 compared to the second quarter of 1995. Although the Company sold more phones in the second quarter of 1996 than in the second quarter of 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry. The increase in cost of sales during the second quarter of 1996 resulted from the increase in the number of cellular phones sold.

     Other operating expenses increased $2.4 million (34.6%) in the second quarter of 1996 primarily due to a $1.6 million increase in the net cost paid to other carriers related to (i) the provision of cellular service by such other carriers to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers (such costs are expected to increase as the Company continues to expand its reduced rate calling areas) and (ii) cellular fraud. In addition, a $572,000 increase in interconnection costs resulted primarily from the operation of new cell sites.

     General, administrative and customer service expenses increased $3.8 million (42.2%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention ($1.2 million), the provision for doubtful accounts ($968,000) and general office expenses ($1.2 million).

     Sales and marketing costs increased $1.3 million (14.4%) primarily due to a $910,000 increase in costs incurred in selling the Company's products and services in retail locations, including Company-owned retail stores. The remaining increase was primarily due to an increase in advertising expense.

     Depreciation and amortization increased $1.8 million (29.6%) due primarily to a higher level of plant in service.


Other Operations

     Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. Of the $4.9 million (73.0%) increase in operating revenues, $2.9 million was applicable to the long distance operations. Of the $5.6 million (96.9%) increase in operating expenses, $2.5 million was incurred by the long distance operations. During the second quarter of 1996, the operating loss of the Company's competitive access subsidiary was $924,000 greater than in the second quarter of 1995.

Interest Expense

     Interest expense increased $902,000 (8.6%) during the second quarter of 1996 compared to the second quarter of 1995 due to an increase in average debt outstanding.

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $3.6 million (106.3%) during the second quarter of 1996 compared to the second quarter of 1995 due primarily to improvement in profitability of the cellular entities in which the Company owns less than a majority interest. In addition, the Company had recorded a $1.0 million reduction in earnings from unconsolidated cellular entities in the second quarter of 1995 as a result of a multi-year retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.

Minority Interest

     The increased profitability of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $934,000 in the expense recorded by the Company to reflect the minority interest owners' share of the profits. Such increase in expense was substantially offset by the effect of the Company acquiring, during the second quarter of 1996, an additional 25% interest in a cellular partnership which the Company operates and thereby decreasing the minority interest owners' share of such partnership.

Income Tax Expense

     Income tax expense increased $3.5 million (22.2%) during the second quarter of 1996 compared to the second quarter of 1995 primarily due to the increase in income before taxes.




                     Six Months Ended June 30, 1996 Compared
                        to Six Months Ended June 30, 1995


     Net income for the first six months of 1996 increased $9.4 million (17.8%) to $62.6 million from $53.2 million during the first six months of 1995. The increase was principally due to a $15.6 million increase in operating income. During the first six months of 1995, the Company had recorded a $5.9 million pre-tax gain on the sale of certain non-strategic cellular systems.

                                                        Six months
                                                       ended June 30
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
                                                   (Dollars, except per
                                                    share amounts, and
                                                   shares in thousands)
Operating income
  Telephone                                        $ 76,415       69,370
  Mobile Communications                              35,952       26,998
  Other                                                 845        1,275
                                                   --------     --------
                                                    113,212       97,643

Interest expense                                    (22,949)     (21,847)
Income from unconsolidated cellular entities         12,594        8,098
Gain on sales of assets                                   -        5,909
Minority interest                                    (4,529)      (3,841)
Other income and expense                              1,057        1,700
Income tax expense                                  (36,779)     (34,495)
                                                   --------     --------

Net income                                         $ 62,606       53,167
                                                   ========     ========

Fully diluted earnings per share                   $   1.04          .92
                                                   ========     ========

Average fully diluted shares outstanding             60,449       58,659
                                                   ========     ========



     Fully diluted earnings per share increased to $1.04 for the six months ended June 30, 1996 from $.92 during the six months ended June 30, 1995, a 13.0% increase. The average number of fully diluted shares outstanding increased 3.1%, primarily as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.

     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the six months ended June 30, 1996 and 1995 were as follows:

                                                        Six months
                                                       ended June 30
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
Operating revenues
   Telephone operations                                61.3%        66.4
   Mobile Communications operations                    32.7%        29.5
   Other operations                                     6.0%         4.1

Operating income
   Telephone operations                                67.5%        71.0
   Mobile Communications operations                    31.8%        27.7
   Other operations                                      .7%         1.3


Telephone Operations
                                                        Six months
                                                       ended June 30
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
                                                  (Dollars in thousands)
Operating revenues
  Local service                                    $ 59,294       54,478
  Network access and
   long distance                                    136,701      124,156
  Other                                              26,039       24,193
                                                   --------     --------
                                                    222,034      202,827
                                                   --------     --------

Operating expenses
  Plant operations                                   44,697       42,674
  Customer operations                                20,825       19,090
  Corporate and other                                33,417       30,814
  Depreciation and amortization                      46,680       40,879
                                                   --------     --------
                                                    145,619      133,457
                                                   --------     --------

Operating income                                   $ 76,415       69,370
                                                   ========     ========

     Telephone operating income increased $7.0 million (10.2%) due to an increase in operating revenues of $19.2 million (9.5%) which more than offset an increase in operating expenses of $12.2 million (9.1%).

     The $19.2 million increase in revenues was substantially due to a $6.3 million increase in revenues based on minutes of use, of which approximately $2.4 million was associated with a change, effective in the third quarter of 1995, in the methodology applied in the network access revenue billing process. As the intrastate switched access rate reduction in Louisiana continues to be phased in as discussed below, future access revenues will be reduced during each six-month period up to approximately one-half of this $2.4 million amount in addition to the reductions disclosed in the Company's Form 10-K for the year ended December 31, 1995. Also contributing to the $19.2 million increase in revenues was a $3.2 million increase which resulted from the increase in the number of customer access lines; a $3.2 million increase in amounts received from the Federal Communications Commission mandated Universal Service Fund; a $3.0 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; and a $2.3 million increase in revenues related to CPE services.

     These increases in revenues were partially offset by a $900,000 reduction in access fees due to the previously-announced reduction in intrastate switched access rates mandated by the LPSC which is being phased in from July 1995 through July 1997. The Company anticipates certain other future revenue reductions resulting primarily from regulatory changes and competitive pressures. Based on all of these anticipated revenue reductions, the Company expects its internal telephone revenue growth rate to slow during the upcoming quarters.

     During the first six months of 1996, plant operations expenses increased $2.0 million (4.7%) primarily due to a $1.2 million increase in expenses related to CPE services and a $487,000 increase in salaries and wages.

     Customer operations expenses increased $1.7 million (9.1%) in the first six months of 1996, primarily due to increases of $945,000 in salaries and wages and $422,000 in expenses related to CPE services. A significant portion of the increases in these customer operations expenses related to the Company's increased sales and marketing efforts.


     Of the $2.6 million (8.4%) increase in corporate and other expenses, $1.2 million was attributable to increased operating taxes and $1.2 million to the provision of CPE services.

     Depreciation and amortization increased $5.8 million (14.2%) primarily due to higher levels of plant in service.

Mobile Communications Operations

                                                        Six months
                                                       ended June 30
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
                                                   (Dollars in thousands)
Operating revenues
  Cellular service                                 $116,597       87,243
  Equipment                                           1,995        2,783
                                                   --------     --------
                                                    118,592       90,026
                                                   --------     --------
Operating expenses
  Cost of sales                                       5,722        4,475
  Other operating expenses                           16,353       12,637
  General, administrative and customer service       25,097       17,848
  Sales and marketing                                20,207       16,424
  Depreciation and amortization                      15,261       11,644
                                                   --------     --------
                                                     82,640       63,028
                                                   --------     --------
Operating income                                   $ 35,952       26,998
                                                   ========     ========

     The mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $4.5 million during the first six months of 1996 and $3.8 million during the first six months of 1995 and is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information.

     The Company's share of earnings from the cellular entities in which it has less than a majority interest (which is not included in the mobile communications segment) is accounted for using the equity method and is reflected in "Income from unconsolidated cellular entities." The Company's share of income from such entities was $12.6 million and $8.1 million during the six months ended June 30, 1996 and 1995, respectively. See Income from Unconsolidated Cellular Entities for additional information.

     Mobile communications operating income increased $9.0 million (33.2%) to $36.0 million in the first six months of 1996 from $27.0 million in the first six months of 1995. Mobile communications operating revenues increased $28.6 million (31.7%) which more than offset an increase in operating expenses of $19.6 million (31.1%).

     The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the first six months of 1996 and 1995 was 306,900 and 224,500, respectively. Exclusive of acquisitions, access and usage revenues increased $17.6 million in the first six months of 1996 and roaming and toll revenues increased $6.4 million. Cellular operations acquired during the last half of 1995 contributed $5.0 million of service revenues during the first six months of 1996.

     The average monthly cellular service revenue per customer declined to $63 during the first six months of 1996 from $65 during the first six months of 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     Equipment revenues decreased $788,000 during the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Although the Company sold more phones in the first six months of 1996 than in the first six months of 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry. The increase in cost of sales during the first six months of 1996 resulted from the increase in the number of cellular phones sold.

     Other operating expenses increased $3.7 million (29.4%) during the six months ended June 30, 1996 primarily due to a $2.6 million increase in the net cost paid to other carriers related to (i) the provision of cellular service by such other carriers to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers (such costs are expected to increase as the Company continues to expand its reduced rate calling areas) and (ii) cellular fraud. In addition, a $1.1 million increase in interconnection costs resulted primarily from the operation of new cell sites.

     General, administrative and customer service expenses increased $7.2 million (40.6%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention ($2.3 million), the provision for doubtful accounts ($1.8 million) and general office expenses ($2.1 million).

     Sales and marketing expenses increased $3.8 million (23.0%) primarily due to a $1.1 million increase in advertising and sales promotions expenses, a $1.1 million increase in commissions paid to agents and employees for selling cellular service to new customers, and a $1.6 million increase in costs incurred in selling products and services in retail locations, including Company-owned retail stores.

     Depreciation and amortization increased $3.6 million (31.1%) due primarily to a higher level of plant in service.

Other Operations

     Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. Of the $9.0 million (70.5%) increase in operating revenues during the six months ended June 30, 1996 compared to the six months ended June 30, 1995, $6.1 million was applicable to the long distance operations. Of the $9.4 million (82.1%) increase in operating expenses, $4.7 million was incurred by the long distance operations. During the first six months of 1996, the operating loss of the Company's competitive access subsidiary was $1.2 million greater than during the first six months of 1995.



Interest Expense

     Interest expense increased $1.1 million (5.0%) during the first six months of 1996 compared to the first six months of 1995 primarily due to an increase in average debt outstanding.

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $4.5 million (55.5%) during the first six months of 1996 compared to the first six months of 1995 due primarily to improvement in profitability of the cellular entities in which the Company owns less than a majority interest. During the first six months of 1995, the Company had recorded an $800,000 reduction in earnings from unconsolidated cellular entities as a result of a multi-year retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.

Gain on Sales of Assets

     During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular systems which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 4 of Notes to Consolidated Financial Statements.

Minority Interest

     The increased profitability of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $1.5 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits. Such increase in expense was partially offset by the effect of the Company acquiring, during the second quarter of 1996, an additional 25% interest in a cellular partnership which the Company operates and thereby decreasing the minority interest owners' share of such partnership.

Other Income and Expense

     Other income and expense for the first six months of 1996 was $1.1 million compared to $1.7 million during the first six months of 1995. During 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the Federal Communications Commission ("FCC") auction of one 30MHz Personal Communications Services ("PCS") license for each Basic Trading Area. In April 1996, such entity withdrew from participating in the auction and, as a result thereof, the Company withdrew its equity investment in such entity and recorded a $1.1 million loss during the first quarter of 1996. The $1.1 million was the portion of the Company's investment which, under the terms of its agreement with such entity, it was not entitled to recoup.

Income Tax Expense

     Income tax expense increased $2.3 million (6.6%) during the first six months of 1996 compared to the first six months of 1995 primarily due to the increase in income before taxes. The effective income tax rate attributable to the gain on sales of assets in the first quarter of 1995 was considerably higher than the Company's consolidated effective income tax rate for the first six months of 1995.



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

     Net cash provided by operating activities was $125.6 million during the first six months of 1996 compared to $101.1 million during the first six months of 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

     Net cash used in investing activities was $96.9 million and $98.7 million for the six months ended June 30, 1996 and 1995, respectively. Capital expenditures for the six months ended June 30, 1996 were $49.5 million for telephone operations, $41.4 million for mobile communications operations and $8.4 million for other operations. The $96.9 million of net cash used in investing activities in 1996 was net of the reimbursement of $18.9 million related to the Company's withdrawal of its equity investment in an entity formed for the purpose of participating in the FCC auction of 30MHz PCS licenses. The $98.7 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular systems.

     Net cash used in financing activities was $23.3 million during the first six months of 1996 compared to $3.3 million during the first six months of 1995. Net payments of debt, including notes payable and long-term debt, were $22.3 million more during the first six months of 1996.

     Budgeted capital expenditures for 1996 total $102 million for telephone operations, $61 million for mobile communications operations and $26 million for other operations.

     The Company intends to participate in the upcoming FCC auction of 10MHz PCS licenses.

     In August 1996 Standard & Poor's upgraded Century's senior unsecured debt rating from BBB+ to A-.

     As of June 30, 1996, Century's telephone subsidiaries had available for use $146.8 million of commitments for long-term financing from the Rural Utilities Service ("RUS") and the Company had $111.6 million of undrawn committed bank lines of credit. In addition, approximately $125.0 million of uncommitted credit facilities were available to Century at June 30, 1996. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.



                                  OTHER MATTERS


     The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies to such operations. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $100 million and $150 million.




                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.

Item 4.    Submission of Matters to a Vote of Security Holders
- -------    ---------------------------------------------------

     At the Company's annual meeting of shareholders held on May 9, 1996, the shareholders elected five Class II directors to serve for a term of three years.

     The following number of votes were cast for or were withheld from the following nominees:

     Class II Nominees               For                  Withheld
     -------------------         -----------              ---------

     Virginia Boulet             117,519,853              2,568,472
     Ernest Butler, Jr.          116,306,737              3,781,588
     James B. Gardner            117,101,241              2,987,084
     R. L. Hargrove, Jr.         117,531,403              2,556,922
     Johnny Hebert               114,809,428              5,278,897

The Class I and Class III directors whose terms continued after the meeting are:

           Class I                 Class III
     ---------------------       ---------------
     William R. Boles, Jr.       Calvin Czeschin
     W. Bruce Hanks              F. Earl Hogan
     C. G. Melville, Jr.         Harvey P. Perry
     Glen F. Post, III           Jim D. Reppond
     Clarke M. Williams

Item 6.    Exhibits and Reports on Form 8-K
- -------    --------------------------------

     A.    Exhibits
           --------

           10.1 Amendment, dated July 15, 1996, to Registrant's Stock Bonus Plan, PAYSOP and Trust.

           10.2 Amendment, dated July 15, 1996, to Registrant's Employee Stock Ownership Plan and Trust.

           10.3 Amendment, dated July 15, 1996, to Registrant's Dollars and Sense Plan and Trust.

           10.4   Amendment, dated July 15, 1996, to Registrant's
                  Supplemental Defined Contribution Plan, 1995 Amendment and Restatement.

           10.5   Amendment, dated July 18, 1996, to Registrant's
                  Supplemental Dollars and Sense Plan, 1995 Amendment and Restatement.

           11     Computations of Earnings Per Share.

           27     Financial Data Schedule.

     B.    Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed during the quarter ended June 30, 1996.


                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CENTURY TELEPHONE ENTERPRISES, INC.



Date: August 9, 1996                     /s/ Murray H. Greer
                                         -------------------
                                         Murray H. Greer
                                         Controller
                                         (Principal Accounting Officer)




                       CENTURY TELEPHONE ENTERPRISES, INC.


                                INDEX TO EXHIBITS


Exhibit
Number
- -------

10.1 Amendment, dated July 15, 1996, to Registrant's Stock Bonus Plan, PAYSOP and Trust, included herein.

10.2 Amendment, dated July 15, 1996, to Registrant's Employee Stock Ownership Plan and Trust, included herein.

10.3 Amendment, dated July 15, 1996, to Registrant's Dollars and Sense Plan and Trust, included herein.

10.4 Amendment, dated July 15, 1996, to Registrant's Supplemental Defined Contribution Plan, 1995 Amendment and Restatement, included herein.

10.5 Amendment, dated July 18, 1996, to Registrant's Supplemental Dollars and Sense Plan, 1995 Amendment and Restatement, included herein.

11        Computations of Earnings Per Share, included herein.

27        Financial Data Schedule, included herein.




