Form 10-Q
period 1996-09-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1996-11-07
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1996

                                       or

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

As of October 31, 1996, there were 59,814,450 shares of common stock outstanding.

                       CENTURY TELEPHONE ENTERPRISES, INC.



                                TABLE OF CONTENTS



                                                                   Page No.
                                                                   --------

Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 1996 and 1995                         3

    Consolidated Balance Sheets--September 30, 1996 and
      December 31, 1995                                                4

    Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 1996 and 1995                    5

    Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 1996 and 1995                    6

    Notes to Consolidated Financial Statements                        7-8

  Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      9-20

Part II. Other Information:

  Item 6.  Exhibits and Reports on Form 8-K                          21

Signature                                                             22

Index to Exhibits                                                     23

                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                  Three months             Nine months
                               ended September 30      ended September 30
                               ------------------      ------------------
                                1996        1995        1996        1995
                                ----        ----        ----        ----
                                   (Dollars, except per share amounts,
                                        and shares in thousands)

OPERATING REVENUES
  Telephone                   $113,785    106,468      335,819    309,295
  Mobile Communications         66,694     53,204      185,286    143,230
  Other                         12,617      7,632       34,343     20,373
                              --------   --------     --------   --------
    Total operating revenues   193,096    167,304      555,448    472,898
                              --------   --------     --------   --------

OPERATING EXPENSES
  Cost of sales and
   operating expenses          100,783     81,480      286,764    236,021
  Depreciation and
   amortization                 33,297     29,432       96,456     82,842
                              --------   --------     --------   --------
    Total operating expenses   134,080    110,912      383,220    318,863
                              --------   --------     --------   --------

OPERATING INCOME                59,016     56,392      172,228    154,035
                              --------   --------     --------   --------

OTHER INCOME (EXPENSE)
  Interest expense             (11,023)   (10,924)     (33,972)   (32,771)
  Income from unconsolidated
   cellular entities             8,990      6,602       21,584     14,700
  Gain on sales of assets          815          -          815      5,909
  Minority interest             (1,418)    (2,440)      (5,947)    (6,281)
  Other income and expense       1,544      1,150        2,601      2,850
                              --------   --------     --------   --------
    Total other income
     (expense)                  (1,092)    (5,612)     (14,919)   (15,593)
                              --------   --------     --------   --------

INCOME BEFORE INCOME TAX
 EXPENSE                        57,924     50,780      157,309    138,442

Income tax expense              21,574     18,900       58,353     53,395
                              --------   --------     --------   --------

NET INCOME                    $ 36,350     31,880       98,956     85,047
                              ========   ========     ========   ========

PRIMARY EARNINGS PER SHARE    $    .60        .54         1.65       1.47
                              ========   ========     ========   ========

FULLY DILUTED EARNINGS PER
 SHARE                        $    .60        .54         1.64       1.46
                              ========   ========     ========   ========

DIVIDENDS PER COMMON SHARE    $    .09      .0825          .27      .2475
                              ========   ========     ========   ========

AVERAGE PRIMARY SHARES
 OUTSTANDING                    60,111     58,734       59,853     57,790
                              ========   ========     ========   ========

AVERAGE FULLY DILUTED SHARES
 OUTSTANDING                    60,881     59,193       60,593     58,812
                              ========   ========     ========   ========



See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                             September 30,    December 31,
                                                 1996             1995
                                             -------------    ------------
                                                 (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                    $   15,478            8,540
  Accounts receivable
    Customers, less allowance
     of $3,866 and $2,768                          57,902           50,943
    Other                                          18,212           24,219
  Materials and supplies, at average cost           7,108            6,608
  Other                                             5,412            5,019
                                               ----------       ----------
                                                  104,112           95,329
                                               ----------       ----------

NET PROPERTY, PLANT AND EQUIPMENT               1,113,301        1,047,808
                                               ----------       ----------

INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired,
   less accumulated amortization of
   $63,439 and $52,944                            509,610          493,655
  Other                                           233,762          225,629
                                               ----------       ----------
                                                  743,372          719,284
                                               ----------       ----------

                                               $1,960,785        1,862,421
                                               ==========       ==========

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
  Current maturities of long-term debt         $   21,288           15,325
  Notes payable                                         -           14,199
  Accounts payable                                 50,037           55,329
  Accrued expenses and other liabilities
    Salaries and benefits                          19,260           18,178
    Taxes                                          24,395           12,489
    Interest                                       10,861            6,024
    Other                                           8,660            5,337
  Advance billings and customer deposits           14,969           13,043
                                               ----------       ----------
                                                  149,470          139,924
                                               ----------       ----------

LONG-TERM DEBT                                    589,777          622,904
                                               ----------       ----------

DEFERRED CREDITS AND OTHER LIABILITIES            222,071          211,169
                                               ----------       ----------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized
   175,000,000 shares, issued and outstanding
   59,808,933 and 59,113,670 shares                59,809           59,114
  Paid-in capital                                 471,324          453,584
  Retained earnings                               470,089          387,424
  Unearned ESOP shares                            (11,830)         (13,960)
  Preferred stock - non-redeemable                 10,075            2,262
                                               ----------       ----------
                                                  999,467          888,424
                                               ----------       ----------

                                               $1,960,785        1,862,421
                                               ==========       ==========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                        Nine months
                                                     ended September 30
                                                     ------------------
                                                      1996        1995
                                                      ----        ----
                                                   (Dollars in thousands)

COMMON STOCK
  Balance at beginning of period                    $ 59,114      53,574
  Issuance of common stock for acquisitions              257         577
  Conversion of debentures into common stock               -       4,540
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans             406         335
  Conversion of preferred stock into common stock         32           -
                                                    --------    --------

  Balance at end of period                            59,809      59,026
                                                    --------    --------

PAID-IN CAPITAL
  Balance at beginning of period                     453,584     319,235
  Issuance of common stock for acquisitions            8,201      15,981
  Conversion of debentures into common stock               -     108,596
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans           8,436       4,566
  Amortization of unearned compensation and other        973         986
  Conversion of preferred stock into common stock        130           -
                                                    --------    --------

  Balance at end of period                           471,324     449,364
                                                    --------    --------

RETAINED EARNINGS
  Balance at beginning of period                     387,424     291,999
  Net income                                          98,956      85,047
  Cash dividends declared
    Common stock-$.27 and $.2475 per share           (15,999)    (14,385)
    Preferred stock                                     (292)        (92)
                                                    --------    --------

  Balance at end of period                           470,089     362,569
                                                    --------    --------

UNEARNED ESOP SHARES
  Balance at beginning of period                     (13,960)    (16,840)
  Release of ESOP shares                               2,130       2,130
                                                    --------    --------

  Balance at end of period                           (11,830)    (14,710)
                                                    --------    --------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of period                       2,262       2,268
  Issuance of preferred stock for acquisition          7,975           -
  Conversion of preferred stock into common stock       (162)          -
                                                    --------    --------

  Balance at end of period                            10,075       2,268
                                                    --------    --------

TOTAL STOCKHOLDERS' EQUITY                          $999,467     858,517
                                                    ========    ========


See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Nine months
                                                          ended September 30
                                                          ------------------
                                                           1996        1995
                                                           ----        ----
                                                        (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                             $ 98,956      85,047
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                          96,456      82,842
    Deferred income taxes                                   4,644       4,481
    Income from unconsolidated cellular entities          (21,584)    (14,700)
    Minority interest                                       5,947       6,281
    Loss on investment in unconsolidated
     personal communications services entity                1,100           -
    Gain on sales of assets                                  (815)     (5,909)
    Changes in current assets and current liabilities:
      Increase in accounts receivable                        (726)     (8,968)
      Decrease in accounts payable                         (5,386)     (1,231)
      Increase in other accrued taxes                      11,767       8,892
      Changes in other current assets and other
       current liabilities, net                            11,984       1,464
    Increase in other noncurrent liabilities                3,850       4,702
    Other, net                                              5,275       6,504
                                                          -------    --------

    Net cash provided by operating activities             211,468     169,405
                                                          -------    --------

INVESTING ACTIVITIES
  Payments for property, plant and equipment             (153,892)   (143,551)
  Acquisitions, net of cash acquired                      (17,022)    (21,906)
  Proceeds from sales of assets                                 -      17,922
  Reimbursement of investment in unconsolidated
   personal communications services entity                 18,900           -
  Investments in unconsolidated cellular entities            (744)     (7,786)
  Distributions from unconsolidated cellular entities       9,464       3,048
  Purchase of life insurance investment                    (5,944)     (6,417)
  Note receivable                                           1,250         416
  Other, net                                               (2,347)     (1,713)
                                                         --------    --------

    Net cash used in investing activities                (150,335)   (159,987)
                                                         --------    --------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                 22,285      31,487
  Payments of long-term debt                              (54,969)    (16,576)
  Notes payable, net                                      (14,199)    (12,000)
  Proceeds from issuance of common stock                    8,801       4,901
  Cash dividends                                          (16,291)    (14,477)
  Other, net                                                  178         119
                                                         --------    --------

    Net cash used in financing activities                 (54,195)     (6,546)
                                                         --------    --------

Net increase in cash and cash equivalents                   6,938       2,872

Cash and cash equivalents at beginning of period            8,540       7,154
                                                         --------    --------

Cash and cash equivalents at end of period               $ 15,478      10,026
                                                         ========    ========

Supplemental cash flow information:

 Income taxes paid                                       $ 42,446      45,884
                                                         ========    ========

 Interest paid                                           $ 29,135      32,480
                                                         ========    ========

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (UNAUDITED)


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

     The unaudited financial information for the three months and nine months ended September 30, 1996 and 1995 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                          September 30,      December 31,
                                              1996               1995
                                          -------------      -----------
                                              (Dollars in thousands)

  Telephone, at original cost              $1,273,380          1,207,347
  Accumulated depreciation                   (406,841)          (357,633)
                                            ---------          ---------
                                              866,539            849,714
                                            ---------          ---------

  Mobile Communications, at cost              243,947            191,594
  Accumulated depreciation                    (70,384)           (54,927)
                                            ---------          ---------
                                              173,563            136,667
                                            ---------          ---------

  Corporate and other, at cost                114,650            100,613
  Accumulated depreciation                    (41,451)           (39,186)
                                            ---------          ---------
                                               73,199             61,427
                                            ---------          ---------

                                           $1,113,301          1,047,808
                                            =========          =========

(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 1996 and 1995) were accounted for by the equity method.

                                                     Nine months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                               (Dollars in thousands)
Results of operations
   Revenues                                     $722,424    536,296
   Operating income                             $250,839    187,179
   Net income                                   $251,193    188,536

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (UNAUDITED)



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

(6)  Shareholders' Rights Plan

     In August 1996, the Board of Directors declared a dividend of one preference share purchase right for each common share outstanding. Such rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of Century's common stock. Upon the occurrence of such an acquisition, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock or other securities of Century (or, in certain situations, the acquiring company) which at the time of such transaction will have a market value of two times the exercise price of the right.

     The Shareholders' Rights Plan approved by the Board of Directors in 1986 will expire in November 1996.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and other information included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1996 Compared
                    to Three Months Ended September 30, 1995

     Net income for the third quarter of 1996 was $36.4 million compared to $31.9 million during the third quarter of 1995, a 14.0% increase. The increase was principally due to a $2.6 million increase in operating income, a $2.4 increase in income from unconsolidated cellular entities, a $1.0 million decrease in minority interest and an $815,000 pre-tax gain on sales of assets, which were partially offset by a $2.7 million increase in income tax expense.

                                                    Three months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                                (Dollars, except per
                                                 share amounts, and
                                                shares in thousands)
Operating income (loss)
  Telephone                                     $38,933      36,555
  Mobile Communications                          20,153      18,517
  Other                                             (70)      1,320
                                                 ------      ------
                                                 59,016      56,392

Interest expense                                (11,023)    (10,924)
Income from unconsolidated cellular entities      8,990       6,602
Gain on sales of assets                             815           -
Minority interest                                (1,418)     (2,440)
Other income and expense                          1,544       1,150
Income tax expense                              (21,574)    (18,900)
                                                -------      ------

Net income                                      $36,350      31,880
                                                 ======      ======

Fully diluted earnings per share                $   .60         .54
                                                 ======      ======

Average fully diluted shares outstanding         60,881      59,193
                                                 ======      ======

     Fully diluted earnings per share increased to $.60 for the three months ended September 30, 1996 from $.54 during the three months ended September 30, 1995, an 11.1% increase. The average number of fully diluted shares outstanding increased 2.9%, primarily as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.

     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended September 30, 1996 and 1995 were as follows:

                                                    Three months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----

Operating revenues
  Telephone operations                            58.9%       63.6
  Mobile Communications operations                34.5%       31.8
  Other operations                                 6.6%        4.6

Operating income (loss)
  Telephone operations                            66.0%       64.8
  Mobile Communications operations                34.1%       32.8
  Other operations                                ( .1)%       2.4

Telephone Operations
--------------------
                                                    Three months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                               (Dollars in thousands)
Operating revenues
  Local service                                $ 31,248      28,455
  Network access and long distance               68,433      65,596
  Other                                          14,104      12,417
                                                -------     -------
                                                113,785     106,468
                                                -------     -------
Operating expenses
  Plant operations                               22,885      21,801
  Customer operations                            10,936       9,759
  Corporate and other                            17,252      15,976
  Depreciation and amortization                  23,779      22,377
                                                -------     -------
                                                 74,852      69,913
                                                -------     -------

Operating income                               $ 38,933      36,555
                                                =======     =======

     Telephone operating income increased $2.4 million (6.5%) due to an increase in operating revenues of $7.3 million (6.9%) which more than offset an increase in operating expenses of $4.9 million (7.1%).

     The $7.3 million increase in revenues was substantially due to a $1.4 million increase in revenues based on minutes of use; a $1.5 million increase which resulted from an increase in the number of customer access lines; a $2.3 million increase in amounts received from the Federal Communications Commission ("FCC") mandated Universal Service Fund ("USF"); a $1.7 million increase in revenues related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services") and an $840,000 increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies. These increases were partially offset by a $450,000 reduction in access fees due to the previously-announced reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which is being phased in from July 1995 through July 1997. For additional information, see "Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995 -- Telephone Operations."

     During the third quarter of 1996, plant operations expenses increased $1.1 million (5.0%), of which $574,000 was due to an increase in expenses incurred in the provision of CPE services.

     Customer operations expenses increased $1.2 million (12.1%) in the third quarter of 1996, primarily due to increases of $544,000 in salaries and wages and $309,000 in expenses incurred in the provision of CPE services. A significant portion of the increases in these customer operations expenses related to the Company's increased sales and marketing efforts.

     Of the $1.3 million (8.0%) increase in corporate and other expenses, $427,000 was attributable to increased operating taxes and $772,000 to the provision of CPE services.

     Depreciation and amortization increased $1.4 million (6.3%) primarily due to a higher level of plant in service.

Cellular Operations and Investments
-----------------------------------

                                                     Three months
                                                  ended September 30
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
                                                (Dollars in thousands)

Operating income - mobile
 communications segment                          $20,153      18,517
Minority interest                                 (1,534)     (2,440)
Income from unconsolidated
 cellular entities                                 8,990       6,602
                                                  ------      ------
                                                 $27,609      22,679
                                                  ======      ======

     The mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $1.5 million during the third quarter of 1996 and $2.4 million during the third quarter of 1995 and is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information.

     The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income in "Income from unconsolidated cellular entities." The Company's share of income from such entities was $9.0 million and $6.6 million during the three months ended September 30, 1996 and 1995, respectively.

Mobile Communications Operations
--------------------------------
                                                     Three months
                                                  ended September 30
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
                                                (Dollars in thousands)
Operating revenues
  Cellular service                               $65,621      51,858
  Equipment sales                                  1,073       1,346
                                                  ------      ------
                                                  66,694      53,204
                                                  ------      ------
Operating expenses
  Cost of equipment sold                           3,167       2,083
  System operations                               10,279       6,831
  General, administrative and
   customer service                               13,529      10,072
  Sales and marketing                             10,805       9,248
  Depreciation and amortization                    8,761       6,453
                                                  ------      ------
                                                  46,541      34,687
                                                  ------      ------

Operating income                                 $20,153      18,517
                                                  ======      ======

     Mobile communications operating income increased $1.6 million (8.8%) to $20.2 million in the third quarter of 1996 from $18.5 million in the third quarter of 1995. Mobile communications operating revenues increased $13.5 million (25.4%) which more than offset an increase in operating expenses of $11.9 million (34.2%).

     The increase in cellular service revenues was substantially due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the third quarter of 1996 and 1995 was 331,000 and 250,000, respectively. Exclusive of acquisitions, access and usage revenues increased $8.4 million in the third quarter of 1996 and roaming and toll revenues increased $2.8 million. Cellular operations acquired subsequent to the second quarter of 1995 contributed $3.4 million of service revenues during the third quarter of 1996 and $1.4 million during the third quarter of 1995.

     The average monthly cellular service revenue per customer declined to $66 during the third quarter of 1996 from $69 during the third quarter of 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system, including the planned deployment of digital service with PCS-type features in certain cellular markets during the fourth quarter of 1996.

     Equipment sales decreased $273,000 (20.3%) in the third quarter of 1996 compared to the third quarter of 1995. Although the Company sold more phones in the third quarter of 1996 than in the third quarter of 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry. The increase in cost of equipment sold during the third quarter of 1996 resulted from the increase in the number of cellular phones sold.

     System operations expenses increased $3.4 million (50.5%) in the third quarter of 1996 primarily due to a $2.3 million increase in the net cost paid to other carriers related to the provision of cellular service by such other carriers to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers. The remainder of the increase in system operations expenses resulted primarily from the operation of new cell sites.

     General, administrative and customer service expenses increased $3.5 million (34.3%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention expenses (an increase of $1.6 million), the provision for doubtful accounts (an increase of $742,000) and general office expenses (an increase of $866,000).

     Sales and marketing costs increased $1.6 million (16.8%) substantially due to a $671,000 increase in costs incurred in selling the Company's products and services in retail locations, including Company-owned retail stores. The remaining increase was substantially due to an increase in advertising and sales promotions expenses.

     Depreciation and amortization increased $2.3 million (35.8%) due primarily to a higher level of plant in service.

Other Operations
----------------

     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. The operating loss of the Company's competitive access subsidiary was $727,000 greater during the third quarter of 1996 than in the third quarter of 1995.

Income from Unconsolidated Cellular Entities
--------------------------------------------

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $2.4 million (36.2%) during the third quarter of 1996 compared to the third quarter of 1995 due to the improvement in profitability of the cellular entities in which the Company owns less than a majority interest.

Minority Interest
-----------------

     The expense recorded by the Company to reflect the minority interest owners' share of the profits of the Company's majority-owned and operated cellular entities decreased $1.0 million during the third quarter of 1996 compared to the third quarter of 1995 primarily due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a cellular partnership (which the Company operates) which decreased the minority interest owners' share of such partnership.

Income Tax Expense
------------------

     Income tax expense increased $2.7 million (14.1%) during the third quarter of 1996 compared to the third quarter of 1995 primarily due to the increase in income before taxes.

                  Nine Months Ended September 30, 1996 Compared
                     to Nine Months Ended September 30, 1995


     Net income for the first nine months of 1996 increased $13.9 million (16.4%) to $99.0 million from $85.0 million during the first nine months of 1995. The increase was principally due to an $18.2 million increase in operating income and a $6.9 million increase in income from unconsolidated cellular entities. Such increases were partially offset by a $5.0 million increase in income tax expense and a $5.1 million decrease in gain on sales of assets.

                                                     Nine months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                                (Dollars, except per
                                                 share amounts, and
                                                shares in thousands)
Operating income
  Telephone                                    $115,348     105,925
  Mobile Communications                          56,105      45,515
  Other                                             775       2,595
                                                -------     -------
                                                172,228     154,035

Interest expense                                (33,972)    (32,771)
Income from unconsolidated cellular entities     21,584      14,700
Gain on sales of assets                             815       5,909
Minority interest                                (5,947)     (6,281)
Other income and expense                          2,601       2,850
Income tax expense                              (58,353)    (53,395)
                                                -------     -------

Net income                                     $ 98,956      85,047
                                                =======     =======

Fully diluted earnings per share               $   1.64        1.46
                                                =======     =======

Average fully diluted shares outstanding         60,593      58,812
                                                =======     =======

     Fully diluted earnings per share increased to $1.64 for the nine months ended September 30, 1996 from $1.46 during the nine months September 30, 1995, a 12.3% increase. The average number of fully diluted shares outstanding increased 3.0%, primarily as a result of shares issued for acquisitions and through the Company's dividend reinvestment, incentive and benefit plans.

     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the nine months ended September 30, 1996 and 1995 were as follows:

                                                    Nine months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
Operating revenues
  Telephone operations                            60.5%       65.4
  Mobile Communications operations                33.3%       30.3
  Other operations                                 6.2%        4.3

Operating income
  Telephone operations                            67.0%       68.8
  Mobile Communications operations                32.6%       29.5
  Other operations                                  .4%        1.7

Telephone Operations
--------------------
                                                    Nine months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                               (Dollars in thousands)
Operating revenues
  Local service                                $ 90,542      82,933
  Network access and long distance              205,134     189,752
  Other                                          40,143      36,610
                                                -------     -------
                                                335,819     309,295
                                                =======     =======

Operating expenses
  Plant operations                               67,582      64,475
  Customer operations                            31,761      28,849
  Corporate and other                            50,669      46,790
  Depreciation and amortization                  70,459      63,256
                                                -------     -------
                                                220,471     203,370
                                                -------     -------

Operating income                               $115,348     105,925
                                                =======     =======

     Telephone operating income increased $9.4 million (8.9%) due to an increase in operating revenues of $26.5 million (8.6%) which more than offset an increase in operating expenses of $17.1 million (8.4%).

     The $26.5 million increase in revenues was substantially due to a $6.8 million increase in revenues based on minutes of use, of which approximately $2.6 million was associated with a change, effective during the third quarter of 1995, in the methodology applied in the network access revenue billing process. Also contributing to the $26.5 million increase in revenues was a $4.8 million increase which resulted from an increase in the number of customer access lines; a $5.5 million increase in amounts received from the FCC mandated USF; a $3.7 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; and a $4.0 million increase in revenues related to CPE services.

     The increases in revenues were partially offset by a $1.3 million reduction in access fees due to the previously-announced reduction in intrastate switched access rates mandated by the LPSC which is being phased in from July 1995 through July 1997. As such rate reduction in Louisiana continues to be phased in, future access revenues will be reduced up to approximately $2.1 million annually (in addition to the reductions disclosed in the Company's Form 10-K for the year ended December 31, 1995) because of the above-mentioned change in the methodology applied in the network access revenue billing process. The Company anticipates certain other future revenue reductions resulting primarily from regulatory changes and competitive pressures. Based on anticipated revenue reductions, the Company expects its internal telephone revenue growth rate to slow during upcoming quarters.

     During the first nine months of 1996, plant operations expenses increased $3.1 million (4.8%), of which $1.8 million was due to an increase in expenses incurred in the provision of CPE services and $794,000 was due to an increase in salaries and wages.

     Customer operations expenses increased $2.9 million (10.1%) in the first nine months of 1996, primarily due to increases of $1.5 million in salaries and wages and $730,000 in expenses incurred in the provision of CPE services. A significant portion of the increases in these customer operations expenses related to the Company's increased sales and marketing efforts.

     Of the $3.9 million (8.3%) increase in corporate and other expenses, $1.6 million was attributable to increased operating taxes and $2.0 million to the provision of CPE services.

     Depreciation and amortization increased $7.2 million (11.4%) primarily due to a higher level of plant in service. The composite depreciation rate for telephone properties was 7.5% for the nine months ended September 30, 1996 and 7.4% for the nine months ended September 30, 1995.

Cellular Operations and Investments
-----------------------------------

                                                     Nine months
                                                  ended September 30
                                                  ------------------
                                                   1996        1995
                                                   ----        ----
                                                (Dollars in thousands)

Operating income - mobile
 communications segment                          $56,105      45,515
Minority interest                                 (6,141)     (6,281)
Income from unconsolidated
 cellular entities                                21,584      14,700
                                                  ------      ------
                                                 $71,548      53,934
                                                  ======      ======

     The mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority interest. The minority interest owners' share of the income of such entities was $6.1 million during the first nine months of 1996 and $6.3 million during the first nine months of 1995 and is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information.

     The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income in "Income from unconsolidated cellular entities." The Company's share of income from such entities was $21.6 million and $14.7 million during the nine months ended September 30, 1996 and 1995, respectively. See Income from Unconsolidated Cellular Entities for additional information.

Mobile Communications Operations
--------------------------------
                                                     Nine months
                                                 ended September 30
                                                 ------------------
                                                  1996        1995
                                                  ----        ----
                                               (Dollars in thousands)
Operating revenues
  Cellular service                             $182,218     139,101
  Equipment sales                                 3,068       4,129
                                                -------     -------
                                                185,286     143,230
                                                -------     -------

Operating expenses
  Cost of equipment sold                          8,889       6,558
  System operations                              26,632      19,468
  General, administrative and
   customer service                              38,626      27,920
  Sales and marketing                            31,012      25,672
  Depreciation and amortization                  24,022      18,097
                                                -------     -------
                                                129,181      97,715
                                                -------      ------

Operating income                               $ 56,105      45,515
                                                =======     =======

     Mobile communications operating income increased $10.6 million (23.3%) to $56.1 million in the first nine months of 1996 from $45.5 million in the first nine months of 1995. Mobile communications operating revenues increased $42.1 million (29.4%) which more than offset an increase in operating expenses of $31.5 million (32.2%).

     The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the first nine months of 1996 and 1995 was 314,700 and 233,000, respectively. Exclusive of acquisitions, access and usage revenues increased $26.0 million in the first nine months of 1996 and roaming and toll revenues increased $9.2 million. Cellular operations acquired subsequent to the second quarter of 1995 contributed $8.3 million of service revenues during the first nine months of 1996 and $1.4 million during the first nine months of 1995.

     The average monthly cellular service revenue per customer declined to $64 during the first nine months of 1996 from $66 during the first nine months of 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which may result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system, including the planned deployment of digital service with PCS-type features in certain cellular markets during the fourth quarter of 1996.

     Equipment sales decreased $1.1 million (25.7%) during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Although the Company sold more phones in the first nine months of 1996 than in the first nine months of 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry. The increase in cost of equipment sold during the first nine months of 1996 resulted from the increase in the number of cellular phones sold.

     System operations expenses increased $7.2 million (36.8%) during the nine months ended September 30, 1996 primarily due to a $4.9 million increase in the net cost paid to other carriers related to (i) the provision of cellular service by such other carriers to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and (ii) cellular fraud. The remainder of the increase in system operations expenses resulted primarily from the operation of new cell sites.

     General, administrative and customer service expenses increased $10.7 million (38.3%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention expenses (an increase of $3.9 million), the provision for doubtful accounts (an increase of $2.5 million) and general office expenses (an increase of $3.0 million).

     Sales and marketing expenses increased $5.3 million (20.8%) primarily due to a $1.6 million increase in advertising and sales promotions expenses, a $1.4 million increase in commissions paid to agents and employees for selling cellular service to new customers, and a $2.3 million increase in costs incurred in selling products and services in retail locations, including Company-owned retail stores.

     Depreciation and amortization increased $5.9 million (32.7%) due primarily to a higher level of plant in service.

Other Operations
----------------

     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. Of the $14.0 million (68.6%) increase in operating revenues during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, $11.4 million was applicable to the long distance operations. Of the $15.8 million (88.8%) increase in operating expenses, $10.4 million was incurred by the long distance operations. During the first nine months of 1996, the operating loss of the Company's competitive access subsidiary was $2.0 million greater than during the first nine months of 1995.

Interest Expense
----------------

     Interest expense increased $1.2 million (3.7%) during the first nine months of 1996 compared to the first nine months of 1995 primarily due to an increase in average debt outstanding.

Income from Unconsolidated Cellular Entities
--------------------------------------------

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $6.9 million (46.8%) during the first nine months of 1996 compared to the first nine months of 1995 due primarily to the improvement in profitability of the cellular entities in which the Company owns less than a majority interest. During the first nine months of 1995, the Company recorded a nonrecurring $800,000 reduction in earnings from unconsolidated cellular entities as a result of a retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.

Gain on Sales of Assets
-----------------------

     During the first quarter of 1995, the Company sold its ownership interests in certain non-strategic cellular systems which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). For additional information, see Note 4 of Notes to Consolidated Financial Statements.

Minority Interest
-----------------

     The increased profitability of the Company's majority-owned and operated cellular entities during the first nine months of 1996 as compared to the first nine months of 1995 resulted in a corresponding increase of $1.8 million in the expense recorded by the Company to reflect the minority interest owners' share of the profits. Such increase in expense was more than offset by the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a cellular partnership (which the Company operates) which decreased the minority interest owners' share of such partnership.

Other Income and Expense
------------------------

     Other income and expense for the first nine months of 1996 was $2.6 million compared to $2.9 million during the first nine months of 1995. During 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the FCC auction of one 30MHz Personal Communications Services ("PCS") license for each Basic Trading Area. In April 1996, such entity withdrew from the auction and, as a result thereof, the Company withdrew its equity investment in such entity and recorded a $1.1 million loss during the first quarter of 1996. The $1.1 million was the portion of the Company's investment which, under the terms of its agreement with such entity, it was not entitled to recoup.

Income Tax Expense
------------------

     Income tax expense increased $5.0 million (9.3%) during the first nine months of 1996 compared to the first nine months of 1995 primarily due to the increase in income before taxes. The effective income tax rate was 37.1% in the nine months ended September 30, 1996 and 38.6% in the nine months ended September 30, 1995. The effective income tax rate attributable to the gain on sales of assets in the first quarter of 1995 was considerably higher than the Company's consolidated effective income tax rate for the first nine months of 1995.


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

     Net cash provided by operating activities was $211.5 million during the first nine months of 1996 compared to $169.4 million during the first nine months of 1995. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

     Net cash used in investing activities was $150.3 million and $160.0 million for the nine months ended September 30, 1996 and 1995, respectively. Capital expenditures for the nine months ended September 30, 1996 were $80.0 million for telephone operations, $56.8 million for mobile communications operations and $17.2 million for other operations. The $150.3 million of net cash used in investing activities in 1996 was net of the reimbursement of $18.9 million related to the Company's withdrawal of its equity investment in an entity formed for the purpose of participating in the FCC auction of 30MHz PCS licenses. The $160.0 million of net cash used in investing activities in 1995 was net of $17.9 million of proceeds from the sale of certain cellular systems. Investments in unconsolidated cellular entities were $7.0 million less during the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 while distributions received from unconsolidated cellular entities were $6.4 million more during 1996 compared to 1995.

     Net cash used in financing activities was $54.2 million during the first nine months of 1996 compared to $6.5 million during the first nine months of 1995. Net payments of debt, including notes payable and long-term debt, were $49.8 million more during the first nine months of 1996.

     Budgeted capital expenditures for 1996 total $102 million for telephone operations and $26 million for other operations. Revised budgeted capital expenditures for 1996 total $80 million for mobile communications operations.

     In August 1996 Standard & Poor's upgraded Century's senior unsecured debt rating from BBB+ to A-.

     As of September 30, 1996, Century's telephone subsidiaries had available for use $139.9 million of commitments for long-term financing from the Rural Utilities Service and the Company had $139.1 million of undrawn committed bank lines of credit. In addition, approximately $130.0 million of uncommitted credit facilities were available to Century at September 30, 1996. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

                                  OTHER MATTERS


     The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." The ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $100 million and $150 million.

     In August 1996 the FCC issued an order (the "Order") which included the rules implementing most of the interconnection provisions of the Telecommunications Act of 1996 (the "1996 Act"). Under the 1996 Act's rural telephone company exemption, all of the Company's telephone subsidiaries are exempt from certain interconnection requirements until such time as the state regulatory commission with jurisdiction over any such company receives notice of a bona fide request for interconnection, services or network elements and such commission determines that the request is technically feasible, not unduly economically burdensome and is consistent with the universal service provisions contained in the 1996 Act. Under the Order, where an appropriate bona fide request is received by the state regulatory commission, the burden of proving that the exemption should continue is the responsibility of the rural local exchange company. Certain provisions of the Order are currently "stayed" pending judicial review.

                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

      A.    Exhibits
            --------

            3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of August 27, 1996.

            3(ii)  Registrant's Bylaws, as amended through October 7, 1996.

            4 Rights Agreement, dated as of August 27, 1996, between Century Telephone Enterprises, Inc. and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30,
                   1996).

            10 Consulting Agreement, dated as of July 2, 1996, by and between Century Telephone Enterprises, Inc. and Jim D. Reppond.

            11     Computations of Earnings per Share

            27     Financial Data Schedule

      B.    Reports on Form 8-K
            -------------------

            The following item was reported in a Form 8-K filed August 30, 1996:

                Item 5. Other Events - Adoption of Shareholders' Rights Plan

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: November 7, 1996              /s/ Murray H. Greer
                                    -------------------------
                                    Murray H. Greer
                                    Controller
                                    (Principal Accounting Officer)

                       CENTURY TELEPHONE ENTERPRISES, INC.


                                INDEX TO EXHIBITS


Exhibit
Number
------

3(i)   Amended and Restated Articles of Incorporation of
       Registrant, dated as of August 27, 1996, included herein.

3(ii) Registrant's Bylaws, as amended through October 7, 1996, included herein.

4      Rights Agreement, dated as of August 27, 1996, between Century
       Telephone Enterprises, Inc. and Society National Bank, as Rights Agent (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30, 1996).

10 Consulting Agreement, dated as of July 2, 1996, by and between Century Telephone Enterprises, Inc. and Jim D. Reppond, included herein.

11     Computations of Earnings Per Share, included herein.

27     Financial Data Schedule, included herein.