Form 10-K
period 1996-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1997-03-17
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1996

                                       or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                          Commission file number 1-7784

                       CENTURY TELEPHONE ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

               Louisiana                                   72-0651161
    (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

 100 Century Park Drive, Monroe, Louisiana                    71203
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code - (318)388-9500

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------
   Common Stock, par value $1.00               New York Stock Exchange
   Preference Share Purchase Rights            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1997, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $1.8 billion.

As of February 28, 1997, there were 60,019,807 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 1997 annual meeting of shareholders are incorporated in Part III of this Report.

                                    PART I

Item 1.     Business

   General. Century Telephone Enterprises, Inc. ("Century") is a regional diversified telecommunications company that is primarily engaged in providing traditional local exchange telephone services and cellular telephone communications services. For the year ended December 31, 1996, telephone (local exchange) operations and mobile communications (cellular) operations provided 60% and 33%, respectively, of the consolidated revenues of Century and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

   At December 31, 1996, the Company's local exchange telephone subsidiaries operated over 503,000 telephone access lines, primarily in rural, suburban and small urban areas in 14 states, with the largest customer bases located in Wisconsin, Louisiana, Michigan, Ohio, Arkansas and Texas. According to published sources, the Company is the sixteenth largest local exchange telephone company in the United States based on the number of access lines served.

   Whenever used herein with respect to the Company's cellular operations, the term "pops" means the population of licensed cellular telephone markets (based on independent third-party population estimates) multiplied by the Company's proportionate equity interests in the licensed operators thereof. The term "MSA" means a Metropolitan Statistical Area for which the Federal Communications Commission (the "FCC") has granted a cellular operating license. The term "RSA" means a Rural Service Area for which the FCC has granted a cellular operating license. The term "wireline license" refers to the cellular operating license initially reserved by the FCC for companies providing local telephone service in the licensed market and the term "non-wireline license" refers to the license initially reserved for licensees unaffiliated with such local telephone companies.

   At December 31, 1996, the Company, through its cellular operations, owned approximately 8.0 million pops in 27 MSAs, primarily concentrated in Michigan, Louisiana, Arkansas, Mississippi and Texas, and 30 RSAs, most of which are in Michigan, Mississippi, Louisiana and Arkansas. The Company is the majority owner and operator in 19 of the MSAs and 15 of the RSAs, which collectively represent
6.5 million pops, and has minority interests in the other MSAs and RSAs, which collectively represent 1.5 million pops. Of the Company's 8.0 million pops, approximately 70% are attributable to the Company's MSA interests, with the balance attributable to its RSA interests. According to data derived from published sources, the Company is the twelfth largest cellular telephone company in the United States based on the Company's owned pops. At December 31, 1996, the Company's majority-owned and operated cellular systems had more than 368,000 cellular subscribers. Except for five MSAs and three RSAs, all of the cellular systems operated by the Company are operated under wireline licenses.

   The Company also provides long distance, operator, competitive access and interactive services in certain local and regional markets, as well as certain printing and related services.

   Recent Acquisitions. In April 1996 Century acquired Ringgold Telephone Company. In connection with the acquisition, Century acquired approximately 1,700 telephone access lines along with an additional 25% interest in the North Louisiana Cellular Partnership. The acquisition brought the Company's total ownership in the North Louisiana Cellular Partnership to 87%.

   In December 1996 Century acquired 100% of the Mississippi RSA #7 cellular system, which has a population of approximately 179,000. Mississippi RSA #7 is adjacent to the Jackson, Mississippi MSA and Mississippi RSA #6, both of which are operated by the Company.

   In January 1997 Century acquired Pecoco, Inc., a provider of local exchange telephone service in four counties in Wisconsin. As a result of the acquisition, Century acquired more than 7,600 telephone access lines and a minority interest in two cellular partnerships serving Madison and Milwaukee, Wisconsin, representing approximately 35,000 pops.

   The Company is continually evaluating the possibility of acquiring additional telephone access lines and cellular or other wireless interests in exchange for cash, securities or both. Although the Company's primary focus will continue to be on acquiring telephone and wireless interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired.

   Other. As of December 31, 1996, the Company employed approximately 3,400 persons, of which approximately 185 employees located in Ohio are covered by a three-year collective bargaining agreement between the Company and the Communications Workers of America. The agreement, which was scheduled to lapse on March 30, 1997, has been extended until March 30, 1998.

   Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Century's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9500.

                             TELEPHONE OPERATIONS

   The Company is the sixteenth largest local exchange telephone company in the United States, based on the more than 503,000 access lines it served at December 31, 1996. Currently, the Company operates over 500 central office and remote switching centers in its telephone operating areas. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, Century provides services to predominately rural, suburban and small urban markets in 14 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 1996:

                             Number of                 Percent of
  State                    access lines               access lines
------------------------------------------------------------------

Wisconsin                    105,252                       21%
Louisiana                     92,677                       18
Michigan                      88,483                       18
Ohio                          75,103                       15
Arkansas                      40,673                        8
Texas                         38,327                        8
Tennessee                     23,507                        5
Mississippi                   16,211                        3
Colorado                       7,420                        1
New Mexico                     5,168                        1
Indiana                        4,827                        1
Idaho                          4,162                        1
Arizona                        1,563                        0
Iowa                             189                        0
------------------------------------------------------------------
                             503,562                      100%
==================================================================

   As indicated in the following table, Century has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to acquisitions of other telephone companies and to the expansion of services:

                                Year Ended or As of December 31,
-----------------------------------------------------------------------
                         1996       1995      1994      1993      1992
-----------------------------------------------------------------------
                                     (Dollars in thousands)

Access lines           503,562    480,757   454,963   434,691   397,300
   % Residential            77%        78        79        80        81
   % Business               23%        22        21        20        19
Operating revenues   $ 451,538    419,242   391,265   350,330   298,812
Capital expenditures $ 110,147    136,006   152,336   131,180   108,974
-----------------------------------------------------------------------

   Future growth in telephone operations is expected to be derived from (i) acquiring additional telephone companies, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

Services

   The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                   1996        1995        1994
---------------------------------------------------------------

Local service                      26.9%       26.6        25.6
Network access                     61.2        61.7        62.3
Other                              11.9        11.7        12.1
---------------------------------------------------------------
                                  100.0%      100.0       100.0
===============================================================

   Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Internal access line growth during 1996, 1995 and 1994 was 4.3%, 4.4% and 4.1%, respectively. The Company believes that access line growth in the future will benefit from population growth in its service areas, acquisitions and the growth of second lines. The Company markets local Internet access in 194 communities in eight states, which the Company believes has led to an increase in orders for second lines.

   Network access revenues primarily relate to services provided by the Company to interexchange carriers (long distance carriers) in connection with the use of the Company's facilities to originate and terminate interstate and intrastate long distance telephone calls. Most of the Company's interstate network access revenues are derived through pooling arrangements administered by the National Exchange Carrier Association ("NECA"). The NECA receives access charges billed by the Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for their use of the local exchange network to complete long distance calls and subsequently distributes these revenues to such LECs based primarily on cost separation studies. The charges billed to the long distance carriers and other LEC customers are based on tariffed access rates filed with the FCC by the NECA on behalf of the Company and other participating LECs. Interstate revenues as a percentage of telephone operating revenues amounted to 33.8%, 34.6% and 33.5% in 1996, 1995 and 1994, respectively.

   Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on access tariffs which are subject to state regulatory commission approval. Additionally, certain of the Company's intrastate network access revenues, along with intrastate long distance revenues, are derived through state pooling arrangements with other LECs and are determined based on cost separation studies or special settlement arrangements.

   The installation of digital switches and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines. In 1996 the Company continued to expand its list of premium services (such as voice mail and Internet access) offered in certain service areas and aggressively marketed these services.

   The Company's telephone subsidiaries are installing fiber optic cable in high traffic routes in certain areas in which the subsidiaries operate and have provided alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 1996, the Company's telephone subsidiaries had over 2,600 miles of fiber optic cable in place.

   Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities, (iv) participating in the publication of local directories and (v) providing Internet access. At the end of 1996, the Company offered Internet access in telephone markets representing 82% of its telephone customers. Certain large telecommunications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which is expected to result in future reductions of billing and collection revenues.

   For further information on the regulation of the Company's revenues, see "-Regulation and Competition."

Federal Financing Programs

   Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of money to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 6.04% to 6.42% for the fiscal year ended September 30, 1996), and in some cases makes loans concurrently with RUS loans. Most of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries which have borrowed from government agencies generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met.

   For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

   Traditionally, LECs have operated as regulated monopolies. Consequently, the majority of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telecommunications industry. Although Century anticipates that these trends towards reduced regulation and increased competition will continue, it is difficult to determine the form or degree of future regulation and competition in the Company's service areas.

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

   In recent years, Wisconsin, Louisiana, Michigan, Ohio and other state legislatures and regulatory commissions having jurisdiction over the Company's telephone subsidiaries have either begun to reduce the regulation of LECs or have announced their intention to review such regulation, and it is expected that this trend will continue. This reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. Coincident with these efforts is the introduction of competition into traditionally monopolistic segments of the industry. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

   Substantially all of the state regulatory commissions have statutory authority, the specific limits of which vary, to initiate and conduct earnings reviews of the LECs that they regulate. As part of the movement towards deregulation, several states are moving away from traditional rate of return regulation towards price cap regulation and incentive regulation (which are similar to the FCC regulations discussed below), and are actively encouraging larger LECs to adopt these newer forms of price regulation. The continuation of this trend may lead to fewer earnings reviews in the future. Currently, however, most of the Company's LECs continue to be regulated under rate of return regulation. During 1995 the Louisiana Public Service Commission ("LPSC") adopted a new regulatory plan for independent telephone companies in Louisiana effective July 1, 1995. For additional information, see "Regulation and Competition" in
Item 7 herein. As stated in Item 7, the Company anticipates that, as a result of the LPSC's plan, the access revenues of its Louisiana telephone subsidiaries will be reduced by approximately $3.8 million in 1997 and an additional $1.4 in 1998, and that there is no assurance that revenues of such companies will not be further reduced in the future as a result of the LPSC plan.

   FCC Regulation. The FCC regulates the interstate services provided by the Company's telephone subsidiaries primarily by regulating the interstate access charges that are billed to interexchange carriers and other LEC customers by the Company for use of its local network in connection with the origination and termination of interstate telephone calls. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including regulations regarding the use of radio frequencies; a uniform system of accounts; and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.

   Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies ("RBOCs") and GTE Corporation. An annual opportunity to elect price-cap regulation is available for other LECs. Under price-cap regulation, limits imposed on a company's interstate rates will be adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the optional incentive regulatory plan, but will continue to evaluate its options on a periodic basis. Either election, if made by the Company, would have to be applicable to all of the Company's telephone subsidiaries. The authorized interstate access rate of return for the Company's telephone subsidiaries is 11.25%, which is the authorized rate established by the FCC for LECs not governed by price-cap regulation or the optional incentive regulatory plan.

   In February 1996 the FCC sought public comments on whether it should initiate a rate of return represcription proceeding for LECs that are subject to rate of return regulation for interstate access revenues. The Company is unaware of any significant developments in this proceeding.

   In December 1996 the FCC opened a new proceeding to address reforming the system requiring long distance carriers to pay certain LECs for access to the LECs' networks. Although the FCC's proceeding primarily affects LECs other than those (such as the Company's LECs) which are primarily subject to rate of return regulation, the FCC is expected to review a number of matters under this proceeding which will have an impact on rate of return companies. The FCC also plans to initiate a separate proceeding in 1997 to undertake a comprehensive review of access charges for rate of return incumbent LECs. The FCC has outlined two possible approaches for restructuring access charges and for deregulating LEC access services as competition develops in the LEC market, one of which would allow the marketplace to determine access charges. The other approach would involve the FCC mandating price levels or pricing methodologies.

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

   In February 1996 the United States Congress enacted the 1996 Act which provides, among other things, that a federal-state joint board (the "Board") review the then-existing universal service support mechanisms and recommend changes to the FCC regulations in order that such regulations will be consistent with the universal service principles in the 1996 Act. The 1996 Act provides that all telecommunications carriers providing interstate services contribute to universal service support mechanisms. The 1996 Act provides that only eligible telecommunications carriers designated by a state shall be eligible to receive specific federal universal service support and that any eligible telecommunications carrier that receives such support shall only use that support to provide, maintain and upgrade facilities and services for universal service in the area for which the support is received. In November 1996 the Board issued its recommendations. Although the Board has recommended maintaining and funding universal service support mechanisms, the Board deferred a recommendation on how large the subsidy should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC is expected to take final actions on these recommendations prior to May 8, 1997. Although the Company anticipates that the 1996 Act may ultimately result in a reduction of its federal support revenues, management believes it is premature to assess or estimate the ultimate impact thereof. During 1996 and 1995 the Company's telephone subsidiaries received $49.3 million and $41.8 million, respectively, from the federal Universal Service Fund.

   Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See "-State Regulation." There can be no assurance that these states will continue to provide for cost recovery at current levels.

   Most of the Company's LECs concur with the common line and traffic sensitive tariffs filed by the NECA and participate in the access revenue pools administered by the NECA for interstate services. All of the intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements. See "-Services."

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

   As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to lower barriers of entry to competitors. The 1996 Act imposes a general duty to interconnect with other telecommunications carriers and to forego the installation or implementation of network features or functions that do not comply with guidelines and standards established under the 1996 Act. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. These include the duties (i) to refrain from prohibiting resale of its service, (ii) to provide number portability, (iii) to provide dialing parity, (iv) to afford access to poles, ducts, conduits, and rights-of-way, and (v) to establish reciprocal compensation arrangements for the transport and termination of traffic. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Under the 1996 Act's rural telephone company exemption, each of the Company's telephone subsidiaries is exempt from certain interconnection requirements until such time as the appropriate state regulatory commission receives notice that a bona fide request has been presented to such company for interconnection, services or network elements and such commission determines that the request is technically feasible, not unduly economically burdensome and is consistent with the universal service provisions contained in the 1996 Act. Facility interconnection charges are required to be based on cost (to be determined without a rate-of-return or other rate-based proceeding) and may include a reasonable profit. The 1996 Act provides that each LEC, to the extent that it provides wireline services, shall have a statutory duty to provide equal access and nondiscrimination to interexchange carriers and information service providers. In August 1996 the FCC issued an order which included rules implementing most of the interconnection provisions of the 1996 Act. Under the FCC's order, rural LECs will have the burden of proving the continuing availability of the rural telephone company exemption. The FCC order is currently subject to judicial review. Management believes that the 1996 Act will ultimately increase competition in its telephone service areas, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts final and nonappealable implementing regulations.

   Of the 14 states in which the Company provides telephone services, most (including Wisconsin, Louisiana, Ohio and Michigan) have taken legislative or regulatory steps to introduce competition into the local exchange business. Largely as a result thereof, several well-established interexchange carriers, competitive access providers and cable television companies have accelerated their development of networks and facilities designed to provide local exchange services, principally in larger cities. Other companies with wireline experience (including electric utilities) are expected to explore opportunities in this market, along with wireless companies and other emerging technology companies. A cable company has requested authorization to provide local exchange service in a portion of the Company's service area in Ohio, and it is anticipated that similar action may be taken by others in the Company's service areas. States can, if they so desire, introduce more competition than is mandated under the 1996 Act.

   Competition from competitive access providers and others has increased and is expected to continue to increase. Competitive access providers, which originally were formed to provide redundancy services, have provided access services in urban areas for several years, and more recently have begun to provide competitive local exchange services. Although competitive access providers have thus far not significantly affected the Company, in the future the Company may face competition from competitive access providers in its operating areas located near larger urban areas.

   In addition to receiving services directly from companies competing with incumbent LECs, interexchange carriers and other users of toll service are expected to increasingly seek other means to bypass LECs' switching services and local distribution facilities. There are several ways which users of toll service can bypass the Company's switching services. Certain interexchange carriers provide services which allow users to divert their traffic from LECs' usage-sensitive services to their flat-rate services. In addition, users or interexchange carriers may construct, modify or lease facilities to transmit traffic directly from a user to an interexchange carrier. Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network. Moreover, users may choose to use wireless services to bypass LECs' switching services. Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the Company believes that the impact of such loss on revenues has not been significant.

   Historically, cellular communications services have complemented traditional LEC services. However, the Company anticipates that existing and emerging mobile communications technologies will increasingly compete with traditional LEC services. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local-multipoint-distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Mobile Communications Operations - Regulation and Competition."

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

   The Company anticipates that the traditional operations of LECs will be increasingly impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of cable television companies, interexchange carriers, competitive access providers and others to provide competitive LEC services. Competition relating to services traditionally provided solely by LECs is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

   The Company anticipates that revenue reductions will occur in the future in its telephone operations, primarily as a result of regulatory changes and competitive pressures. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to increased demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow over the short term, its internal telephone revenue growth rate may slow during upcoming periods.


                        MOBILE COMMUNICATIONS OPERATIONS

   According to data derived from published sources, the Company is the twelfth largest cellular telephone company in the United States based on the Company's owned pops. The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers. Rather, this term is frequently used as a basis for comparing the size of cellular system operators. At December 31, 1996, the Company owned approximately 8.0 million pops, of which 70% were applicable to MSAs and 30% were RSA pops.

Cellular Industry

   The cellular telephone industry has been in existence for less than 15 years in the United States. Although the industry is relatively new, it has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, in December 1996 there were estimated to be over 44 million cellular customers across the United States.

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

   Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more private. Providers of certain services competitive with cellular are currently incorporating digital technology into their operations, and are expected to continue to do so in the future. In recent years several cellular carriers have installed digital cellular voice transmission facilities in certain larger markets. During the fourth quarter of 1996, the Company deployed digital service in four of its MSA markets and plans to deploy digital service in the majority of its remaining MSAs and certain of its RSAs in 1997. See "-Regulation and Competition-Developments Affecting Mobile Communications Competition."

Construction and Maintenance

   The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems are operational, the Company has continued to add cell sites to increase coverage, provide additional capacity, expand areas where hand-held cellular phones may be used and improve the quality of these systems. In 1996 the Company completed construction of 69 cell sites in markets operated by the Company. At December 31, 1996, the Company operated 354 cell sites in its majority-owned markets.

   During the last few years the Company upgraded certain portions of its cellular systems to be capable of providing digital service. As mentioned above, the Company implemented digital service in certain markets during 1996 using the TDMA digital standard and plans to install digital voice transmission facilities in other markets in 1997. See "-Regulation and Competition-Developments Affecting Mobile Communications

Competition." Total capital expenditures related to majority-owned cellular systems operated by the Company were approximately $84 million in 1996 and are anticipated to be approximately $67 million in 1997.

Strategy

   The Company's business development strategy for its cellular telephone operations is to secure operating control of service areas that are geographically clustered. Clustered cellular systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 48% of the Company's pops in markets operated by the Company are in a single, contiguous cluster of eight MSAs and seven RSAs in Michigan; another 21% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

   Another component of the Company's strategy for cellular operations includes capturing revenues from roaming service. Roaming service revenues are derived from calls made in one cellular service area by subscribers from other service areas. Roaming service is made possible by technical standards requiring that cellular telephones be functionally compatible with the cellular systems in all United States market areas. The Company charges premium rates (compared to rates charged to the Company's customers) for roaming service provided to most non-Company customers. The Company's Michigan cellular properties include a significant portion of the interstate highway corridor between Chicago and Detroit; its Louisiana properties include an east-west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area; and its Mississippi properties include two east-west interstate highways and two north-south interstate highways. See "-Services, Customers and System Usage."

   Based on its review of publicly available data, the Company believes that it has the second highest ratio of owned cellular pops to telephone access lines among the 20 largest telephone companies (based on access lines) in the United States. At the end of 1996, the Company provided cellular service in markets covering 38% of its telephone customers. In early 1997 the Company was awarded 12 PCS licenses in connection with the FCC's D and E block auctions of 10MHz PCS licenses. The licenses, 11 of which are in Michigan, will allow the Company to provide an additional alternative to the LEC's service in the areas covered by the PCS licenses. The Company is currently negotiating for additional PCS ownership.

Marketing

   The Company markets its cellular services through several distribution channels, including independent agents, its direct sales force and retail outlets owned by the Company and others. The Company's cellular sales force consists of almost 350 independent agents, which generate a majority of the Company's new subscribers, and over 200 sales employees. Each sales employee and independent agent solicits cellular customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions. The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

   The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or a salary/incentive payment to a direct sales person. In addition, the Company discounts the cost of cellular telephone equipment, and periodically runs promotions which provide some amount of initial activation, access or airtime free to new subscribers. The cost of acquisition per gross subscriber addition ($283 in 1996) remains one of the largest expenses in conducting the Company's cellular operations.

   Since 1994, AT&T Corp. has marketed cellular service under the AT&T brand name. The Company competes with AT&T in three of the MSAs it operates and several of its operated RSAs. While AT&T and several of the Company's other competitors have substantially greater resources than the Company, the Company intends to continue to modify certain of its price plans and implement certain other plans and promotions in order to retain current customers and attract new customers.

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

   The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different calling patterns. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, recently it has begun to offer plans which include features such as unlimited toll calls and unlimited weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, three-way calling and no-answer transfer. The Company offers voice message service in many of its markets. This service, which functions like a sophisticated answering machine, allows customers to receive messages from callers when they are not available to take calls. In the Company's markets where digital service has been deployed, customers can subscribe to caller ID and other digital enhancements.

   Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their office, such as employees in the construction, real estate, wholesale and retail distribution businesses, and professionals. More customers are selecting portable and other transportable cellular telephones as these units become more compact and fully featured, as well as more attractively priced. The average monthly cellular service revenue per customer declined to $63 in 1996 from $66 in 1995 and $69 in 1994. It is anticipated that average revenue per customer may continue to decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. See "-Regulation and Competition."

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

   Roamer fraud, a cellular industry problem, occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. The Company and the industry have implemented extensive fraud control processes in an attempt to minimize roamer fraud.

   Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A portion of the churn in the Company's markets is due to the Company disconnecting service to customers for nonpayment of bills for cellular service. In addition, the Company faces substantial competition from the other cellular provider in certain of its markets. The Company's churn rate was 2.37% in 1996 and 2.42% in 1995. The Company is attempting to lower the churn rate by increasing its proactive customer service efforts and through the implementation of additional customer retention programs.

   During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to increased holiday season sales.

   The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                                   Year Ended or At December 31,
-------------------------------------------------------------------------------
                                                    1996       1995       1994
-------------------------------------------------------------------------------
Majority-owned and operated MSA and RSA
  systems (Note 1):
   Cellular systems operated                           34         33         31
   Population of systems operated (Note 2)      7,097,568  6,877,598  6,359,699
   Customers (Note 3):
      At beginning of period                      290,075    211,710    116,484
      Additions                                   165,377    139,836    110,636
      Net acquisitions/dispositions                 4,850      8,699     30,743
      Disconnects, net of reconnects               92,069     70,170     46,153
      At end of period                            368,233    290,075    211,710
   Market penetration at end of period (Note 4)      5.19%      4.22       3.33
   Churn rate (Note 5)                               2.37%      2.42       1.99
   Average monthly cellular service revenue
     per customer                              $       63         66         69
   Construction expenditures (in thousands)    $   83,679     41,990     39,937

All operated MSA and RSA systems (Note 6):
   Cellular systems operated                           38         37         36
   Population of systems operated (Note 2)      7,946,442  7,721,569  7,445,571
   Customers at end of period (Note 7)            407,400    313,430    227,140
   Market penetration at end of period (Note 8)      5.13%      4.06       3.05
   Churn rate (Note 5)                               2.32%      2.39       2.29
-------------------------------------------------------------------------------

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

The Company's Cellular Interests

     The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 1996:


                                                    The            Other
                            1996                 Company's        cellular
                         population  Ownership    pops at         operator
                          (Note 1)  percentage  December 31,1996  (Note 2)
--------------------------------------------------------------------------------
Majority-owned and operated MSAs
--------------------------------

Grand Rapids, MI           739,158     97.00%     716,983       AirTouch
Lansing-E. Lansing, MI     496,879     97.00      481,973       AirTouch
Saginaw-Bay
  City-Midland, MI         402,519     91.70      369,110       AirTouch
Kalamazoo, MI              306,098     97.00      296,915       Centennial
Battle Creek, MI           194,414     97.00      188,582       Centennial
Muskegon, MI               188,491     97.00      182,836       AirTouch
Benton Harbor, MI          161,660     97.00      156,810       Masters Cellular
Jackson, MI                154,352     97.00      149,721       Centennial
Shreveport, LA             378,941     87.00      329,679       AT&T
Alexandria, LA             141,580    100.00      141,580       Centennial
Monroe, LA                 147,876     87.00      128,652       AT&T
Jackson, MS (Note 4)       418,523     87.33      365,496       MCTA
Biloxi-Gulfport,
  MS (Note 4)              232,839     93.12      216,824       Cellular South
Pascagoula, MS (Note 4)    129,580     86.12      111,591       Cellular South
La Crosse, WI              102,239     95.00       97,127       U. S. Cellular
Pine Bluff, AR              83,443    100.00       83,443       SBC
McAllen-Edinburg-
  Mission, TX (Note 4)     492,998     68.33      336,877       SBC
Brownsville-Harlingen,
  TX (Note 4)              315,875     77.81      245,794       SBC
Texarkana, AR/TX           136,981     89.00      121,913       AT&T
---------------------------------------------------------
                         5,224,446              4,721,906
---------------------------------------------------------

Minority-owned MSAs
-------------------

Flint, MI                  506,014      3.20%      16,182       Note 3
Detroit, MI              4,601,330      3.20      147,151       Note 3
Appleton-Oshkosh-
  Neenah, WI               478,129     10.83       51,781       Note 3
Little Rock, AR            547,406     36.00      197,066       Note 3
Lafayette, LA              258,524     49.00      126,677       Note 3
Austin, TX                 940,500     35.00      329,175       Note 3
Dallas-Ft. Worth, TX     4,398,889       .50       21,994       Note 3
Sherman-Denison, TX         98,246       .50          491       Note 3
---------------------------------------------------------
                        11,829,038                890,517
---------------------------------------------------------
     Total MSAs         17,053,484              5,612,423
---------------------------------------------------------

Operated RSAs
-------------

Arkansas 2                  83,956     82.00%     68,844        SBC
Arkansas 3                 103,016     82.00      84,473        SBC
Arkansas 11                 67,319     89.00      59,914        AT&T
Arkansas 12                187,673     80.00     150,138        SBC
Louisiana 1                114,736     87.00      99,820        Cellular One
Louisiana 2                115,681     87.00     100,642        AT&T/Centennial
Louisiana 3 (B2)            95,554     87.00      83,132        AT&T/Centennial
Louisiana 4                 73,532    100.00      73,532        Centennial


Michigan 3                 157,905     38.76      61,208        Unitel
Michigan 4                 131,551    100.00     131,551        RFB
Michigan 5                 157,820     38.76      61,175        Unitel
Michigan 6                 137,778     98.00     135,022        Centennial
Michigan 7                 239,804     41.78     100,202        Centennial
Michigan 8                  98,358     97.00      95,407        Allegan Cellular
Michigan 9                 293,345     43.38     127,253        Centennial
Mississippi 2 (Note 4)     244,570    100.00     244,570        Bell South
                                                                Mobility
Mississippi 6 (Note 4)     182,538    100.00     182,538        Cellular South
Mississippi 7 (Note 4)     179,227    100.00     179,227        MCTA
Texas 7 (B6)                57,633     89.00      51,293        AT&T
--------------------------------------------------------
                         2,721,996             2,089,941
--------------------------------------------------------

Non-operated RSAs
-----------------
Arizona 2                  249,229     21.30%     53,077        Note 3
Michigan 10                135,060     26.00      35,116        Note 3
Minnesota 11               206,076     13.01      26,806        Note 3
New Mexico 4W              136,354     35.71      48,698        Note 3
Texas 16                   322,312      9.60      30,942        Note 3
Wisconsin 1                109,883      8.44       9,276        Note 3
Wisconsin 2                 85,161     12.81      10,909        Note 3
Wisconsin 3                140,259     14.29      20,037        Note 3
Wisconsin 6                114,832     28.57      32,809        Note 3
Wisconsin 8                233,713      4.00       9,349        Note 3
Wisconsin 10               128,962     15.00      19,344        Note 3
--------------------------------------------------------
                         1,861,841               296,363
--------------------------------------------------------
     Total RSAs          4,583,837             2,386,304
--------------------------------------------------------
                        21,637,321             7,998,727
========================================================

Notes:
   1. Based on 1996 independent third-party population estimates.
   2. Information provided to the best of the Company's knowledge.
   3. Markets not operated by the Company.
   4. Represents a non-wireline interest.

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

Revenue

   The following table reflects the major revenue categories for the Company's mobile communications operations as a percentage of mobile communications operating revenues in 1996, 1995 and 1994.

                                           1996        1995        1994
                                          -----------------------------
Cellular access fees and toll revenues     79.7%       79.5        77.7
Cellular roaming                           18.6        17.7        16.1
Equipment sales                             1.7         2.8         4.3
Paging services  (Note)                       -           -         1.9
                                          -----------------------------
                                          100.0%      100.0       100.0
                                          =============================

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

   Initial operating licenses were granted for ten-year periods and are renewable upon application to the FCC for periods of ten years. Licenses may be revoked and license renewal applications denied for cause. There may be competition for licenses upon the expiration of the initial ten-year terms and there is no assurance that any license will be renewed, although the FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations. The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991. The Company intends to file renewal applications for its licenses which will otherwise expire in 1997.

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

   Developments Affecting Mobile Communications Competition. Continued and rapid technological advances in the communications field, coupled with legislative and regulatory uncertainty, make it difficult to (i) predict the extent of future competition to cellular systems, (ii) determine which emerging technologies pose the most viable alternatives to the Company's cellular operations, or (iii) list each development that may ultimately impact the Company's cellular operations.

   Several recent FCC initiatives have resulted in the allocation of additional radio spectrum or the issuance of licenses for emerging mobile communications technologies that have or may become competitive with the Company's cellular and telephone operations, including personal communication services ("PCS"). Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to 1990 MHz radio frequency band using microcells and high-capacity digital technology. In 1996 and early 1997 the FCC auctioned up to six PCS licenses per market. Two 30MHz frequency blocks were awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30MHz and three 10MHz frequency blocks were awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs"). The Company did not participate in the FCC's auction of the MTA licenses. In early 1997 the Company was awarded 12 PCS licenses in connection with the FCC's D and E block auctions of 10MHz PCS licenses. The licenses cover areas with a total population of approximately four million; the Company's investment in the licenses was $4.6 million. The Company expects to begin the construction of networks in 1997 to be utilized in providing PCS services under the licenses.

   PCS technology permits PCS operators to offer wireless data, image and multimedia services. The largest PCS providers commenced initial operations in late 1996, and have announced plans to substantially increase their operations in 1997. Thus far the Company has experienced PCS competition in only one of its markets. The extent to which PCS will offer services in the Company's markets that are complementary or competitive with cellular services is uncertain, and is expected to be influenced by continuing developments in PCS and cellular technologies.

   In addition to PCS, users and potential users of cellular systems may find their communication needs satisfied by other current and developing technologies. Several years ago the FCC authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems so as to operate in a manner similar to cellular systems. The Company believes that SMR systems are operating in a majority of its cellular markets. One well-established SMR provider has constructed a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services which have the technical capability to handle mobile telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. Paging or beeper services that feature text message and data display as well as tones may be adequate for potential subscribers who do not need to communicate with the caller. Mobile satellite systems, in which transmissions are between mobile units and satellites, may ultimately be successful in obtaining market share from cellular systems which communicate directly to land-based stations.

   Several companies are currently developing and marketing small hand-held devices that provide digital wireless data transmission services that compete with similar analog services currently being provided by cellular companies.

   Recently, several large cellular providers have merged with other companies or formed joint ventures. The resulting entities have substantially greater assets and resources than the Company. Several of these joint ventures pooled their resources to purchase PCS licenses and to develop the associated markets. For more information, see "-Marketing."

   Although it is uncertain how PCS, SMR, mobile satellites and other emerging technologies will ultimately affect the Company, the Company anticipates that it will face increased competition in some of its markets in the near term. However, management believes that providing digital services and applying new microcellular technologies should permit its cellular systems to provide services comparable with the emerging technologies described above, although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

                               OTHER OPERATIONS

   The Company also provides long distance, operator, competitive access and interactive services in certain local and regional markets, as well as certain printing and related services. The results of these operations, which accounted for 6.4% and .1%, respectively, of the Company's consolidated revenues and operating income during 1996, are reflected for financial reporting purposes in the "Other operations" section in operating income.

   Long Distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 1996, the Company provided long distance services in certain of its local exchange markets to more than 110,000 customers, which represented a 137% increase from the number of customers served as of January 1, 1996. Although the Company owns and operates long distance switches in La Crosse, Wisconsin and San Marcos, Texas, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

   Competitive access. The Company's competitive access subsidiary has constructed a 231-mile fiber optic network which allows the Company to offer certain competitive access services in Fort Worth and Arlington, Texas, along with a portion of downtown Dallas. The subsidiary, which also has smaller networks in Austin and San Antonio, Texas, provides enhanced data transmission services, transport to local area network users, and central office interconnection, primarily for large business customers. The subsidiary also provides transport for origination and termination services for long distance companies. The Company plans for the subsidiary to begin offering competitive local exchange service in certain of its service areas in 1997. While the Company plans to continue to pursue the development of its competitive access business in Texas, it is also considering other alternatives, such as possibly acquiring other competitive access operations or merging the subsidiary with another competitive access company. While the Company expects to increasingly incur operating losses in such business during the next few years, the amount of such losses will be dependent upon how quickly the subsidiary transitions to a full-service competitive local exchange carrier.

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

   Certain service subsidiaries of the company provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to the telephone and mobile communications operating subsidiaries. In addition, Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's regulated telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of Century and its subsidiaries. Such intercompany profit is reflected in operating income in the "Other operations" segment.

                                  OTHER MATTERS

   The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1996 have not been material and the Company currently has no reason to believe that such costs will become material.

   For additional information concerning the business and properties of the Company, see notes 3, 5, 13, 16 and 17 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.     Properties.

   The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and building related to telephone operations and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 1996, the Company's gross property, plant and equipment of approximately $1.7 billion consisted of the following:

Telephone
     Cable and wire...................................    43.1%
     Central office equipment.........................    23.1
     General support..................................     6.1
     Information origination/termination equipment....     1.6
     Construction in progress.........................     2.3
     Other............................................      .3
                                                         -----
                                                          76.5
                                                         -----
Mobile communications
     Cell site........................................    12.1
     General support..................................     2.8
     Construction in progress.........................      .9
     Other............................................      .2
                                                         -----
                                                          16.0
                                                         -----

Other.................................................     7.5
                                                         -----
                                                         100.0%
                                                         =====

    "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops. "Central office equipment" consists primarily of switching equipment, circuit equipment and related facilities. "General support" consists primarily of land, buildings, tools, furnishings, fixtures, motor vehicles and work equipment. "Information origination/ termination equipment" consists primarily of premise equipment (private branch exchanges and telephones) for official company use. "Cell site" consists primarily of radio frequency channel equipment, switching equipment and towers. "Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

   Century's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:

                                    Sale prices
                                 ----------------    Dividend per
                                 High         Low    common share
                                 ----         ---    ------------
1995:
     First quarter             $ 33-1/8    29           .0825
     Second quarter            $ 31-3/4    27-1/2       .0825
     Third quarter             $ 32-1/8    27           .0825
     Fourth quarter            $ 32-1/8    27-1/2       .0825

1996:
     First quarter             $ 35-1/2    31-1/4       .09
     Second quarter            $ 34-1/4    30-3/8       .09
     Third quarter             $ 34-1/2    30-1/2       .09
     Fourth quarter            $ 34-1/2    28-1/2       .09

   Common stock dividends during 1995 and 1996 were paid each quarter. As of February 28, 1997, there were approximately 6,600 stockholders of record of Century's common stock.

Item 6.     Selected Financial Data.

   The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 1996:

Selected Income Statement Data

                                           Year ended December 31,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              -----------------------------------------------
                                    (Dollars, except per share amounts,
                                     and shares expressed in thousands)
Operating revenues
    Telephone               $ 451,538   419,242   391,265   350,330   298,812
    Mobile communications     250,243   197,494   150,802    84,712    62,092
    Other                      47,896    28,104    22,534    20,633     9,956
                              -----------------------------------------------
Total operating revenues    $ 749,677   644,840   564,601   455,675   370,860
                              ===============================================

Operating income
    Telephone               $ 155,183   143,527   137,992   114,902   103,672
    Mobile communications      67,914    57,009    31,443     9,906     5,956
    Other                         199     2,383     3,371     3,201     3,324
                              -----------------------------------------------
Total operating income      $ 223,296   202,919   172,806   128,009   112,952
                              ===============================================


Income before cumulative
  effect of changes in
  accounting principles     $ 129,077   114,776   100,238    69,004    59,973
Cumulative effect of
  changes in accounting
  principles                        -         -         -         -   (15,668)
                              -----------------------------------------------
Net income                  $ 129,077   114,776   100,238    69,004    44,305
                              ===============================================

Fully diluted earnings
  per share before
  cumulative effect of
  changes in accounting
  principles                $    2.14      1.95      1.80      1.32      1.22

Cumulative effect of
  changes in accounting
  principles                        -         -         -         -      (.31)
                              -----------------------------------------------

Fully diluted earnings
  per share                 $    2.14      1.95      1.80      1.32       .91
                              ===============================================
Dividends per common share  $     .36       .33       .32       .31      .293
                              ===============================================

Average fully diluted
  shares outstanding           60,660    59,107    58,135    55,892    48,653
                              ===============================================


Selected Balance Sheet Data

                                                 December 31,
                          -----------------------------------------------------
                              1996       1995       1994       1993       1992
                          -----------------------------------------------------
                                            (Dollars in thousands)
Net property, plant
  and equipment         $ 1,149,012  1,047,808    947,131    827,776    675,878
Excess cost of net
  assets acquired, net  $   532,410    493,655    441,436    297,158    217,688
Total assets            $ 2,028,505  1,862,421  1,643,253  1,319,390  1,040,487
Long-term debt          $   625,930    622,904    518,603    364,433    346,944
Stockholders' equity    $ 1,028,153    888,424    650,236    513,768    385,449
                          -----------------------------------------------------

   The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1996:

                                          Year ended December 31,
                            ---------------------------------------------------
                              1996       1995       1994       1993       1992
                            ---------------------------------------------------
Telephone access lines      503,562    480,757    454,963    434,691    397,300
Cellular units in service
  in majority-owned
  markets                   368,233    290,075    211,710    116,484     73,084
                            ---------------------------------------------------

   See Items 1 and 2 in Part I and notes 1, 5 and 13 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

OVERVIEW

   Century Telephone Enterprises, Inc. is a regional diversified telecommunications company that is primarily engaged in providing traditional telephone services and cellular mobile telephone services. The 1996 net income of Century Telephone Enterprises, Inc. and its subsidiaries (the "Company") increased to $129.1 million from $114.8 million during 1995 and $100.2 million during 1994. Fully diluted earnings per share for 1996 increased to $2.14 from $1.95 during 1995 and $1.80 during 1994.

   The Company's 1996 operating income was $223.3 million, an increase of $20.4 million (10.0%) over 1995 operating income of $202.9 million. During 1996 the operating income of the Company's telephone and mobile communications segments increased $11.7 million (8.1%) and $10.9 million (19.1%), respectively, while the operating income of the Company's other operations decreased $2.2 million (91.6%). The Company's operating income during 1994 was $172.8 million.

Year ended December 31,                       1996         1995         1994
-----------------------------------------------------------------------------
                                           (Dollars, except per share amounts,
                                                and shares in thousands)
Operating income
   Telephone                              $ 155,183      143,527      137,992
   Mobile communications                     67,914       57,009       31,443
   Other                                        199        2,383        3,371
-----------------------------------------------------------------------------
                                            223,296      202,919      172,806
Interest expense                            (44,662)     (43,615)     (42,577)
Income from unconsolidated
  cellular entities                          26,952       20,084       15,698
Gain on sales of assets                         815        6,782       15,877
Minority interest                            (6,675)      (8,084)      (3,377)
Other income and expense                      3,916        4,982        3,111
Income tax expense                          (74,565)     (68,292)     (61,300)
-----------------------------------------------------------------------------
Net income                                $ 129,077      114,776      100,238
=============================================================================
Fully diluted earnings per share          $    2.14         1.95         1.80
=============================================================================
Average fully diluted shares outstanding     60,660       59,107       58,135
=============================================================================

   The Company's mobile communications operations reflect the operations of the cellular entities in which the Company has a majority ownership interest. For additional information concerning the minority interest owners' share of the income of such entities and the Company's share of earnings from cellular entities in which it has less than a majority interest, see Cellular Operations and Investments.

   Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for each of the years in the three-year period ended December 31, 1996 were as follows:

Year ended December 31,                    1996        1995        1994
-----------------------------------------------------------------------

Operating revenues
   Telephone operations                    60.2%       65.0        69.3
   Mobile communications operations        33.4%       30.6        26.7
   Other operations                         6.4%        4.4         4.0
Operating income
   Telephone operations                    69.5%       70.7        79.9
   Mobile communications operations        30.4%       28.1        18.2
   Other operations                          .1%        1.2         1.9
-----------------------------------------------------------------------

   During the three years ended December 31, 1996, the Company has consummated the acquisitions of various telephone and cellular operations. See Notes 13 and 14 of Notes to Consolidated Financial Statements for additional information.


TELEPHONE OPERATIONS

   The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states. Approximately 87% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio, Arkansas and Texas. The operating revenues, expenses and income of the Company's telephone operations for 1996, 1995 and 1994 are summarized below.

Year ended December 31,                    1996        1995        1994
------------------------------------------------------------------------
                                              (Dollars in thousands)
Operating revenues
   Local service                       $ 121,728     111,629     100,020
   Network access                        276,123     258,462     243,759
   Other                                  53,687      49,151      47,486
------------------------------------------------------------------------
                                         451,538     419,242     391,265
------------------------------------------------------------------------
Operating expenses
   Plant operations                       90,083      86,789      84,117
   Customer operations                    43,413      38,768      35,746
   Corporate and other                    67,066      63,834      60,235
   Depreciation and amortization          95,793      86,324      73,175
------------------------------------------------------------------------
                                         296,355     275,715     253,273
------------------------------------------------------------------------
Operating income                       $ 155,183     143,527     137,992
========================================================================

Local Service Revenues

   Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas.

   The $10.1 million increase in such revenues in 1996 included $6.2 million due to the increase in the number of customer access lines and $3.0 million due to the provision of custom calling features. Acquisitions contributed $2.0 million to the 1995 increase of $11.6 million; $4.5 million of the 1995 increase was due to the increase in access lines; $3.0 million was due to increased rates for basic services; and $2.0 million was due to the provision of custom calling features. Internal access line growth during 1996, 1995 and 1994 was 4.3%, 4.4% and 4.1%, respectively.

Network Access Revenues

   Network access revenues primarily relate to services provided to interexchange carriers (long distance carriers) in connection with the completion of long distance telephone calls. Most of the Company's interstate network access revenues are received through pooling arrangements administered by the National Exchange Carrier Association ("NECA") based on cost separation studies. The NECA receives access charges billed by the Company and other participating local exchange carriers ("LECs") to interstate long distance carriers and other LEC customers for their use of the local exchange network to complete long distance calls. These charges to the long distance carriers and other LEC customers are based on tariffed access rates filed with the Federal Communications Commission ("FCC") by the NECA on behalf of the Company and other participating LECs. Intrastate network access revenues are based on access rates, cost separation studies or special settlement arrangements with intrastate long distance carriers.

   Network access revenues increased $17.7 million (6.8%) in 1996 and $14.7 million (6.0%) in 1995 due to the following factors:

                                                            1996        1995
                                                          increase    increase
                                                         (decrease)  (decrease)
------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Increased recovery from the federal Universal
  Service Fund ("USF")                                   $  7,532       4,394
Increased minutes of use                                    5,432       1,440
Partial recovery of increased operating expenses
  through revenue pools in which the Company
  participates with other telephone companies and
  return on rate base                                       4,063       3,039
Acquisitions                                                  726       4,821
Revision of prior year revenue settlement agreements       (2,296)       (500)
Other, net                                                  2,204       1,509
------------------------------------------------------------------------------
                                                         $ 17,661      14,703
==============================================================================

   Included in other, net in 1996 and 1995 were approximately $2.3 million and $2.0 million, respectively, of revenue increases associated with a change in the methodology applied in the network access revenue billing process, a change which has been completely phased in. Included in other, net in 1996 and 1995 were reductions of $1.7 million and $500,000, respectively, in access fees due to the previously-announced reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which is being phased in from July 1995 through July 1997. As such reduction in rates continues to be phased in, future access revenues will be reduced approximately $3.8 million in 1997 and an additional $1.4 million in 1998. The change in other, net in 1995 also included a reduction of $1.7 million in intrastate high-cost assistance revenues as a result of the phase out of the Wisconsin state support fund; the loss of such revenues was offset by an increase in local rates in the same jurisdictions.

Other Revenues

   Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for interexchange carriers, (iii) leasing network facilities, (iv) participating in the publication of local directories and (v) providing Internet access. Revenues from CPE services contributed $3.2 million to the $4.5 million increase in other revenues in 1996; $1.4 million was attributable to the provision of Internet access. Revenues from CPE services and acquisitions contributed $1.9 million and $606,000, respectively, to the increase in other revenues in 1995. Such increases in 1996 and 1995 were partially offset by decreases in billing and collection revenues of $606,000 and $896,000, respectively. Billing and collection revenues are expected to continue to decrease in 1997.

Operating Expenses

   Plant operations expenses during 1996 and 1995 increased $3.3 million (3.8%) and $2.7 million (3.2%), respectively. Approximately $2.2 million of the 1996 increase was due to an increase in expenses incurred in the provision of Internet access and $905,000 was due to an increase in salaries and wages. Operating expenses attributable to acquisitions contributed $1.8 million to the 1995 increase. The remainder of the 1995 increase was due to an increase in general operating expenses.

   Customer operations, corporate, and other expenses increased $7.9 million (7.7%) in 1996, partially due to a $2.0 million increase in marketing expenses. Exclusive of marketing expenses, expenses incurred in the provision of CPE services were up $1.9 million. Operating taxes increased $1.5 million in 1996 due partially to the increase in plant in service. Expenses attributable to acquisitions contributed $2.7 million to the 1995 increase of $6.6 million (6.9%) in customer operations, corporate, and other expenses. Ad valorem taxes increased $1.2 million in 1995 and marketing expenses increased $2.1 million.

   Depreciation and amortization increased $9.5 million (11.0%) and $13.1 million (18.0%) in 1996 and 1995, respectively. Depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $8.2 million in 1996 and $6.5 million in 1995. Approximately $1.0 million of the increase in 1995 was due to acquisitions. The remaining increases in depreciation and amortization in 1996 and 1995 were due to higher levels of plant in service. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 7.5% for 1996 and 1995 and 7.1% for 1994.

Other

   The Company anticipates certain other future revenue reductions in its telephone operations resulting primarily from regulatory changes and competitive pressures. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to increased demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow over the short term, its internal telephone revenue growth rate may slow during upcoming periods.

   For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.


CELLULAR OPERATIONS AND INVESTMENTS

Year ended December 31,                                 1996     1995     1994
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - mobile communications segment     $ 67,914   57,009   31,443
Minority interest                                      (7,062)  (8,084)  (3,377)
Income from unconsolidated cellular entities           26,952   20,084   15,698
-------------------------------------------------------------------------------
                                                     $ 87,804   69,009   43,764
===============================================================================

  The Company's mobile communications segment reflects 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income in "Income from unconsolidated cellular entities." See Income from Unconsolidated Cellular Entities for additional information.


MOBILE COMMUNICATIONS OPERATIONS

   Substantially all of the Company's cellular customers are located in Michigan, Louisiana, Arkansas, Mississippi and Texas. The operating revenues, expenses and income of the Company's mobile communications operations for 1996, 1995 and 1994 are summarized below.

Year ended December 31,                          1996        1995        1994
------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Service revenues                          $ 246,037     191,953     141,325
   Equipment sales                               4,206       5,541       6,554
   Paging                                            -           -       2,923
------------------------------------------------------------------------------
                                               250,243     197,494     150,802
------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                       12,771      10,235       8,978
   System operations                            36,301      25,902      22,881
   General, administrative and
     customer service                           52,891      39,471      33,171
   Sales and marketing                          46,793      39,450      33,074
   Depreciation and amortization                33,573      25,427      21,255
------------------------------------------------------------------------------
                                               182,329     140,485     119,359
------------------------------------------------------------------------------
Operating income                             $  67,914      57,009      31,443
==============================================================================

   Based on its review of publicly available data, the Company believes that it has the second highest ratio of owned cellular pops (the population of licensed cellular telephone markets multiplied by the Company's proportionate equity interests in the licensed operators thereof) to telephone access lines among the 20 largest telephone companies (based on access lines) in the United States.

Operating Revenues

   Cellular service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to other carriers' customers roaming through the Company's service areas, and toll revenue. Cellular service revenues during 1996 increased to $246.0 million from $192.0 million in 1995 and $141.3 million in 1994.

   The 1996 and 1995 increases in cellular service revenues were primarily attributable to the increases in cellular customers resulting principally from increased demand, acquisitions and expanded areas of service.

Cellular units in service in the Company's majority-owned markets increased to 368,233 as of December 31, 1996 from 290,075 as of December 31, 1995 and 211,710 as of December 31, 1994. Included in the 1996 and 1995 increases were 4,850 and 8,931, respectively, of units added through acquisitions. Exclusive of acquisitions, access and usage revenues increased $33.9 million (25.6%) in 1996 and $30.8 million (30.3%) in 1995 and roaming and toll revenues increased $11.8 million (24.2%) and $12.9 million (36.0%) in 1996 and 1995, respectively. Acquisitions contributed $7.8 million and $4.0 million to the increases in cellular service revenues in 1996 and 1995, respectively.

   The average monthly cellular service revenue per customer declined to $63 in 1996 from $66 in 1995 and $69 in 1994. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system. During the fourth quarter of 1996, the Company deployed digital service in four of its Metropolitan Statistical Area ("MSA") markets and plans to deploy digital service in the majority of its remaining MSAs and certain of its Rural Service Area markets in 1997.

   Equipment sales decreased $1.3 million in 1996 and $1.0 million in 1995. Although the Company sold more phones in 1996 than in 1995, revenues decreased because the Company has increasingly sold phones below cost, a practice which is common in the cellular industry.

   The Company's paging operations were sold in October 1994.

Operating Expenses

   The increases in cost of equipment sold during 1996 and 1995 resulted from increases in the number of cellular phones sold.

   The $10.4 million (40.1%) increase in system operations expenses in 1996 included a $4.0 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and a $1.8 million increase in expenses associated with cellular fraud. The remainder of the increase in system operations expenses in 1996 resulted primarily from the operation of new cell sites.

   The Company operated 354 cell sites at December 31, 1996 in entities in which it had a majority interest, compared to 277 at December 31, 1995 and 230 at December 31, 1994. In 1996 and 1995, eight cell sites and 24 cell sites, respectively, were added through acquisitions.

   System operations expenses increased $3.0 million (13.2%) in 1995 primarily due to a $1.5 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and a $1.5 million increase in expenses incurred in the operation of new cell sites. The $3.0 million increase in 1995 was net of a $1.0 million decrease in operating expenses due to the sale of the Company's paging operations in 1994.

   Most of the $13.4 million (34.0%) increase in general, administrative and customer service expenses in 1996 was related to increased expenses resulting from a larger customer base. Customer service and retention costs increased $5.5 million, the provision for doubtful accounts increased $2.2 million, billing costs were $1.3 million higher and other general office expenses increased $3.9 million. Of the $6.3 million increase in general, administrative and customer service expenses in 1995, $1.4 million was due to an increase in billing costs, $1.2 million was due to an increase in the provision for doubtful accounts, $1.1 million was due to an increase in other general office expenses and $620,000 represented increased customer service expenses.

   Churn rate (the percentage of cellular customers that terminate service) is an industry-wide concern. The Company faces substantial competition from the other cellular provider in certain of its markets. A portion of the churn in the Company's markets is due to the Company disconnecting service to customers for nonpayment of bills for cellular service. The Company's average monthly churn rate was 2.37% in 1996 and 2.42% in 1995.

   During 1996 and 1995, sales and marketing expenses increased $7.3 million (18.6%) and $6.4 million (19.3%), respectively. The 1996 increase included a $3.7 million increase in advertising and sales promotions expenses, a portion of which was applicable to the introduction of digital service in certain of the Company's markets. In addition, a $2.8 million increase in costs was incurred in selling products and services in retail locations, including Company-owned stores. Approximately $3.8 million of the 1995 increase was commissions paid to agents for selling cellular services to new customers. The 1995 increase also included a $1.8 million increase in advertising and sales promotions expenses. Costs of operating the Company's retail stores, the first of which was opened in late 1994, increased $601,000 in 1995.

   Depreciation and amortization increased $8.1 million (32.0%) in 1996 and $4.2 million (19.6%) in 1995 due primarily to higher levels of plant in service.

Other

   For additional information regarding certain matters that have impacted or may impact the Company's mobile communications operations, see Regulation and Competition.


OTHER OPERATIONS

   Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary and the Company's nonregulated long distance operations. Of the $19.8 million (70.4%) increase in operating revenues in 1996, $15.9 million was applicable to the long distance operations; of the $22.0 million (85.4%) increase in operating expenses, $13.8 million was incurred by the long distance operations. During 1996 the operating loss of the Company's competitive access subsidiary ($6.2 million) was $2.6 million greater than in 1995. While the Company expects such loss to be greater in 1997 than it was in 1996, the amount of such loss will be dependent upon how quickly the Company's competitive access subsidiary transitions to a full-service competitive local exchange carrier. The $988,000 decrease in operating income in 1995 was substantially due to the loss incurred by the Company's competitive access subsidiary in 1995 ($3.6 million) being $1.8 million more than in 1994.

   Certain of the Company's service subsidiaries provide managerial, operational, technical and accounting services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations segment. The amount of intercompany profit with regulated affiliates which was not eliminated in 1996 was approximately $7.7 million. For additional information applicable to SFAS 71, see Regulation and Competition - Other Matters.

INTEREST EXPENSE

   Interest expense increased $1.0 million (2.4%) in 1996, primarily due to an increase in average debt outstanding. In November 1995 the Company issued $150.0 million of senior notes under a shelf registration statement. The effect of higher average interest rates increased interest expense $4.0 million in 1995. Such increase was substantially offset by a decrease in interest expense due to a decrease in average debt outstanding as a result of the conversion in February 1995 of the Company's $115.0 million of 6% convertible debentures into 4.5 million shares of common stock. For additional information, see Liquidity and Capital Resources - Financing Activities and Note 5 of Notes to Consolidated Financial Statements.


INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

   Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $6.9 million (34.2%) during 1996 and $4.4 million (27.9%) during 1995 due to the improvement in profitability of the cellular entities in which the Company owns less than a majority interest. During 1995 the Company recorded a nonrecurring $800,000 reduction in earnings from unconsolidated cellular entities as a result of a retroactive adjustment recorded by the operator of a cellular partnership in which the Company owns less than a majority interest.


GAIN ON SALES OF ASSETS

   During 1995 the Company sold its ownership interests in certain non-strategic cellular entities which resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.03 per fully diluted share). Sales of other assets during 1995 resulted in a pre-tax gain of $873,000 ($567,000 after-tax; $.01 per fully diluted share).

   The Company sold the assets comprising a cellular system in a Rural Service Area in Minnesota in 1994 and recognized a pre-tax gain of $14.7 million ($8.5 million after-tax; $.15 per fully diluted share). In addition, the Company sold its paging operations in 1994 which resulted in a pre-tax gain of $1.2 million ($756,000 after-tax; $.01 per fully diluted share).

MINORITY INTEREST

   Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. While such entities' profitability increased in 1996, minority interest decreased $1.4 million (17.4%) due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership. The increased profitability during 1995 of the Company's majority-owned and operated cellular entities resulted in a corresponding increase of $4.7 million in minority interest.


OTHER INCOME AND EXPENSE

   Other income and expense during 1996 was $3.9 million compared to $5.0 million during 1995 and $3.1 million in 1994. During 1995 the Company invested $20.0 million in a minority equity interest in an entity formed for the purpose of participating in the FCC auction of one 30MHz Personal Communications Services ("PCS") license for each Basic Trading Area. In 1996 such entity withdrew from the auction and, as a result thereof, the Company recovered $18.9 million of its equity investment in such entity and recorded a $1.1 million loss. During 1995 interest income increased $1.0 million due to interest income earned on a $25.0 million note receivable issued to Century in 1994. For additional information, see Liquidity and Capital Resources - Investing Activities and Note 2 of Notes to Consolidated Financial Statements.


INCOME TAX EXPENSE

   The Company's effective income tax rate was 36.6%, 37.3% and 37.9% in 1996, 1995 and 1994, respectively. For additional information, see Note 7 of Notes to Consolidated Financial Statements.


ACCOUNTING PRONOUNCEMENTS

   In 1996 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS 121 requires that a rate-regulated enterprise recognize an impairment for the amount of costs excluded when a regulator excludes all or part of a cost from the enterprise's rate base. The effect of adoption of SFAS 121 did not affect the Company's consolidated financial position or results of operations.

   In 1996 the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." SFAS 123 established financial accounting and reporting standards for stock-based employee compensation plans. As allowed by SFAS 123, the Company accounts for employee stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For additional information, see Note 11 of Notes to Consolidated Financial Statements.

   The Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112"), "Employers' Accounting for Postemployment Benefits," in the first quarter of 1994. No cumulative effect of change in accounting principle was required to be recorded upon adoption of SFAS 112.


INFLATION

   The effects of increased costs historically have been mitigated by the ability to recover certain costs applicable to the Company's regulated telephone operations through the rate-making process. As operating expenses in the Company's nonregulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment. While the regulatory process does not consider replacement cost of physical plant, the Company has historically been able to earn a return on the increased cost of its net investment when facilities have been replaced. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For additional information regarding the current regulatory environment, see Regulation and Competition.


                       LIQUIDITY AND CAPITAL RESOURCES

   Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements. Cash provided by the Company's mobile communications operations has continued to increase as the cellular industry has continued to mature.

Operating Activities

   Net cash provided by operating activities was $264.7 million, $215.7 million and $199.8 million in 1996, 1995 and 1994, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

Investing Activities

   Net cash used in investing activities was $241.8 million, $227.8 million and $280.3 million in 1996, 1995 and 1994, respectively. Capital expenditures for 1996 were $110.1 million for telephone operations, $83.7 million for mobile communications operations and $29.1 million for corporate and other operations. Payments for property, plant and equipment during 1995 and 1994 were $196.6 million and $200.8 million, respectively. Cash used for acquisitions was $46.3 million during 1996, compared to $22.1 million in 1995 and $56.0 million in 1994. During 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the FCC auction of Basic Trading Area PCS licenses. During 1996 such entity withdrew from the auction and, as a result thereof, the Company withdrew its equity investment in such entity and recouped $18.9 million of its investment. Investments in unconsolidated cellular entities were $744,000 in 1996, down from $8.0 million in 1995, while distributions received from such entities were $15.6 million, an increase of $10.7 million. In connection with the corporate restructuring of an unaffiliated local exchange telephone company which has been viewed from time to time as an acquisition candidate, Century loaned the telephone company's holding company $25.0 million in May 1994.

Financing Activities

   Net cash used in financing activities was $23.0 million during 1996. Net cash provided by financing activities was $13.5 million and $77.8 million during 1995 and 1994, respectively. Net payments of debt were $11.6 million during 1996 compared to net borrowings of $27.7 million during 1995. In November 1995 the Company issued $150.0 million of senior notes under its $400.0 million shelf registration statement (see next paragraph), under which $300.0 million of senior notes have been issued, to take advantage of attractive long-term interest rates. The net proceeds were used to reduce the Company's borrowings under its credit facilities.

   During 1994 the Company filed a shelf registration statement with the United States Securities and Exchange Commission registering $400.0 million of senior unsecured debt securities under which the Company issued $150.0 million of senior notes in May 1994. The proceeds were used to discharge the Company's indebtedness under a $90.0 million bridge loan incurred to fund substantially all of the Company's cash requirements in connection with the acquisition of Celutel, Inc. in February 1994 and to reduce the Company's short-term bank indebtedness under various floating-rate credit facilities.

   In August 1996 Standard & Poor's upgraded Century's senior unsecured debt rating from BBB+ to A-.

Other

   Budgeted capital expenditures for 1997 total $102 million for telephone operations, $67 million for mobile communications operations and $36 million for corporate and other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services. Mobile communications capital expenditures are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where hand-held cellular phones may be used) and to provide digital service in additional markets. Budgeted capital expenditures for other operations for 1997 include $30 million of capital construction costs planned to be expended in the Company's competitive access operations.

   In early 1997 the Company was awarded 12 PCS licenses in connection with the FCC's D and E block auctions of 10MHz PCS licenses. The licenses cover areas with a total population of approximately four million; the Company's investment in the licenses was $4.6 million. The Company expects to begin the construction of networks in 1997 to be utilized in providing PCS services under the licenses. The amount of capital expenditures to be incurred in 1997 will not be known until the Company finalizes its PCS business plan and construction budget.

   The Company will continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both, and may require additional financing in connection therewith. Approximately 1.8 million shares of Century common stock and 200,000 shares of Century preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

   As of December 31, 1996, Century's telephone subsidiaries had available for use $138.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $98.6 million of undrawn committed bank lines of credit. In addition, approximately $130.0 million of uncommitted credit facilities were available to Century at December 31, 1996. The Company also has access to debt and equity capital markets, including its shelf registration statements mentioned above. The Company has experienced no significant problems in obtaining funds for capital expenditures or other purposes.

   Common stockholders' equity as a percentage of total capitalization was 60.8% and 57.5% at December 31, 1996 and 1995, respectively.


                          REGULATION AND COMPETITION

   The telecommunications industry continues to undergo various fundamental regulatory, competitive and technological changes that make it difficult to determine the form or degree of future regulation and competition affecting the Company's telephone and mobile communications operations.

Events Affecting the Telecommunications Industry

   In recent years, the FCC and a number of state legislative and regulatory bodies have taken steps to foster local exchange competition. Coincident with this movement toward increased competition has been the relaxation of regulatory oversight of LECs. These changes have led to the organization and continued growth of various companies providing services that compete with LECs' services. Wireless telephone services are also expected to increasingly compete with LECs.

   In February 1996 the United States Congress accelerated these trends towards increased competition and reduced regulation by enacting the Telecommunications Act of 1996 (the "1996 Act"). The 1996 Act obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to lower barriers of entry to competitors. Under the 1996 Act's rural telephone company exemption, each of the Company's telephone subsidiaries is exempt from certain interconnection requirements until such time as the appropriate state regulatory commission receives certain notices and makes certain determinations. In August 1996 the FCC issued an order which included rules implementing most of the interconnection provisions of the 1996 Act. Under the FCC's order, rural LECs will have the burden of proving the continuing availability of the rural telephone company exemption. The FCC order is currently subject to judicial review. The 1996 Act also provided that all interstate telecommunications carriers shall contribute to universal service support mechanisms, and authorized a federal-state joint board (the "Board") to recommend changes to existing FCC support mechanisms to ensure that they will be consistent with the universal service principles in the 1996 Act. In November 1996 the Board issued its recommendations. Although the Board has recommended maintaining and funding universal service support mechanisms, the Board deferred a recommendation on how large the subsidy should be. The Board also recommended creation of a $2.25 billion fund for providing discounted services to schools and libraries. The FCC is expected to take final actions on these recommendations prior to May 8, 1997. Management believes that the 1996 Act will ultimately increase competition in the Company's telephone service areas, although the form and degree of competition cannot be ascertained with certainty until such time as final and nonappealable regulations implementing the 1996 Act's interconnection and universal service provisions are in effect.

   In December 1996 the FCC opened a new proceeding to address reforming the system requiring long distance carriers to pay certain LECs for access to the LECs' networks. Although the FCC's proceeding primarily affects LECs other than those (such as the Company's LECs) which are primarily subject to rate of return regulation, the FCC is expected to review a number of matters under this proceeding which will have an impact on rate of return companies, and the FCC plans to initiate a separate proceeding in 1997 to undertake a comprehensive review of rate of return incumbent LECs. The FCC has outlined two possible approaches for restructuring access charges and for deregulating LEC access services as competition develops in the LEC market, one of which would allow the marketplace to determine access charges. The other approach would involve the FCC mandating price levels or pricing methodologies.

   In recent years, the FCC has allocated a significant amount of additional frequency spectrum for mobile communications technologies that are competitive with cellular, including PCS and mobile satellite services. In 1996 several major PCS companies began providing services competitive with cellular in selected larger markets. Thus far PCS competition has been experienced in only one of the Company's markets. The Company expects competition from PCS providers in certain of its other markets in 1997. The FCC has also authorized certain specialized mobile radio service licensees to configure their systems so as to operate in a manner similar to cellular systems.

   Competition to provide local exchange and access services is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located. The same expectation applies to emerging competitive wireless technologies. The Company does not believe such competition is likely to materially affect it in the near term. The Company further believes that it may benefit from having the opportunity to observe the effects of these developments in large urban markets. The Company will continue to monitor ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.

Recent Events Affecting the Company

   Revenues from the USF increased approximately $7.5 million to $49.3 million during 1996 after increasing $5.4 million during 1995. The 1996 Act contemplates certain changes to existing universal service support mechanisms, as described further in Events Affecting the Telecommunications Industry. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material. In February 1996 the FCC sought public comments on whether it should initiate a rate of return represcription proceeding for LECs that are subject to rate of return regulation for interstate access revenues. The Company is unaware of any significant developments in this proceeding.

   During the last few years, Wisconsin, Louisiana, Ohio, Michigan and certain other states in which the Company operates took legislative and/or regulatory steps to further introduce competition into the LEC business. While the Company is aware of only one company (a cable company) which has requested authorization to provide local exchange service in a portion of one of the Company's service areas, it is anticipated that similar action may be taken by others in the future.

   During 1995 the LPSC adopted a new regulatory plan for independent telephone companies in Louisiana. Under this plan, the Company's access revenues were reduced $1.7 million in 1996 and $500,000 in 1995, and the Company anticipates that its access revenues will be further reduced by approximately $3.8 million in 1997 and an additional $1.4 million in 1998. The plan established a target rate of return of between 10.75% and 12.75%. During 1996 and 1995 certain of the Company's Louisiana telephone subsidiaries, with the LPSC's approval, recorded an aggregate of $7.1 million and $6.5 million, respectively, of nonrecurring additional depreciation charges. The Company anticipates that certain of its Louisiana telephone subsidiaries may continue to request nonrecurring additional depreciation charges in the future. The Company's Louisiana telephone subsidiaries are required to file annual earnings monitoring reports with the LPSC. Based on the reports filed for 1995, which gave effect to the access revenue reductions mentioned above and to other known and measurable changes, the Company's Louisiana telephone subsidiaries were not required to make adjustments to their rates. There is no assurance, however, that revenues of such companies will not be further reduced in the future as a result of this plan.

   Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its telephone subsidiaries. There is no assurance that these requests will not result in reduced intrastate access revenues in the future.

Other Matters

   The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. While the amount of such charge cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $100 million and $130 million. See Note 10 of Notes to Consolidated Financial Statements for additional information.

   The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1996 have not been material and the Company currently has no reason to believe that such costs will become material.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Telephone Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
January 29, 1997

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Income



                                                     Year ended December 31,
------------------------------------------------------------------------------
                                                   1996       1995       1994
------------------------------------------------------------------------------
                                                     (Dollars in thousands,
                                                    except per share amounts)

OPERATING REVENUES
   Telephone                                   $ 451,538    419,242    391,265
   Mobile communications                         250,243    197,494    150,802
   Other                                          47,896     28,104     22,534
------------------------------------------------------------------------------
     Total operating revenues                    749,677    644,840    564,601
------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses          394,360    328,151    296,082
   Depreciation and amortization                 132,021    113,770     95,713
------------------------------------------------------------------------------
     Total operating expenses                    526,381    441,921    391,795
------------------------------------------------------------------------------

OPERATING INCOME                                 223,296    202,919    172,806
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                              (44,662)   (43,615)   (42,577)
   Income from unconsolidated cellular
     entities                                     26,952     20,084     15,698
   Gain on sales of assets                           815      6,782     15,877
   Minority interest                              (6,675)    (8,084)    (3,377)
   Other income and expense                        3,916      4,982      3,111
------------------------------------------------------------------------------
     Total other income (expense)                (19,654)   (19,851)   (11,268)
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                 203,642    183,068    161,538
   Income tax expense                             74,565     68,292     61,300
------------------------------------------------------------------------------

NET INCOME                                     $ 129,077    114,776    100,238
==============================================================================

PRIMARY EARNINGS PER SHARE                     $    2.15       1.97       1.88
==============================================================================

FULLY DILUTED EARNINGS PER SHARE               $    2.14       1.95       1.80
==============================================================================

DIVIDENDS PER COMMON SHARE                     $     .36        .33        .32
==============================================================================

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           Consolidated Balance Sheets

                                                              December 31,
------------------------------------------------------------------------------
                                                           1996          1995
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                          $     8,402        8,540
   Accounts receivable
    Customers, less allowance of $3,327 and $2,768         60,181       50,943
    Other                                                  26,263       24,219
   Materials and supplies, at average cost                  8,222        6,608
   Other                                                    6,166        5,019
------------------------------------------------------------------------------
      Total current assets                                109,234       95,329
------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                       1,149,012    1,047,808
------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
     less accumulated amortization of
     $67,061 and $52,944                                  532,410      493,655
   Other                                                  237,849      225,629
------------------------------------------------------------------------------
      Total investments and other assets                  770,259      719,284
------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 2,028,505    1,862,421
==============================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt               $    19,919       15,325
   Notes payable                                                -       14,199
   Accounts payable                                        60,548       55,329
   Accrued expenses and other current liabilities
    Salaries and benefits                                  20,224       18,178
    Taxes                                                  13,913       12,489
    Interest                                                5,581        6,024
    Other                                                   8,837        5,337
   Advance billings and customer deposits                  15,122       13,043
------------------------------------------------------------------------------
      Total current liabilities                           144,144      139,924
------------------------------------------------------------------------------

LONG-TERM DEBT                                            625,930      622,904
------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                    230,278      211,169
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     59,858,540 and 59,113,670 shares                      59,859       59,114
   Paid-in capital                                        474,607      453,584
   Retained earnings                                      494,726      387,424
   Unearned ESOP shares                                   (11,080)     (13,960)
   Preferred stock - non-redeemable                        10,041        2,262
------------------------------------------------------------------------------
      Total stockholders' equity                        1,028,153      888,424
------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                          $ 2,028,505    1,862,421
==============================================================================

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows

                                                       Year ended December 31,
-------------------------------------------------------------------------------
                                                      1996      1995      1994
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                      $ 129,077   114,776   100,238
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 132,021   113,770    95,713
      Income from unconsolidated cellular
        entities                                    (26,952)  (20,084)  (15,698)
      Minority interest                               6,675     8,084     3,377
      Deferred income taxes                           7,935     9,563     7,423
      Gain on sales of assets                          (815)   (6,782)  (15,877)
      Loss on investment in unconsolidated
        personal communications services entity       1,100         -         -
      Changes in current assets and current
        liabilities:
          Increase in accounts receivable            (4,353)   (8,949)   (1,581)
          Increase (decrease) in accounts
            payable                                   5,103     2,656    (2,383)
          Increase (decrease) in other
            accrued taxes                             1,285    (4,134)    8,347
          Changes in other current assets and
            other current liabilities, net            6,220    (4,413)    6,543
          Increase in other noncurrent
            liabilities                               4,305     5,754     4,092
          Other, net                                  3,051     5,497     9,610
-------------------------------------------------------------------------------
            Net cash provided by operating
              activities                            264,652   215,738   199,804
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Payments for property, plant and equipment       (222,885) (196,592) (200,776)
  Acquisitions, net of cash acquired                (46,327)  (22,130)  (55,979)
  Investment in unconsolidated personal
    communications services entity                   18,900   (20,000)        -
  Investments in unconsolidated cellular
    entities                                           (744)   (8,013)   (5,516)
  Distributions from unconsolidated
    cellular entities                                15,648     4,957     5,969
  Proceeds from sales of assets                           -    19,953    10,475
  Purchase of life insurance investment              (5,944)   (6,418)   (7,664)
  Note receivable                                     1,667       833   (25,000)
  Other, net                                         (2,106)     (396)   (1,764)
-------------------------------------------------------------------------------
            Net cash used in investing
              activities                           (241,791) (227,806) (280,255)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           59,649   203,987   155,427
  Payments of long-term debt                        (57,021)  (18,377)  (59,792)
  Notes payable, net                                (14,199) (158,000)   (7,700)
  Proceeds from issuance of common stock             10,089     6,522     4,814
  Cash dividends                                    (21,775)  (19,351)  (17,184)
  Other, net                                            258    (1,327)    2,263
-------------------------------------------------------------------------------
            Net cash provided by (used in)
              financing activities                  (22,999)   13,454    77,828
--------------------------------------------------------------------------------
Net increase (decrease) in cash and
  cash equivalents                                     (138)    1,386    (2,623)
Cash and cash equivalents at beginning of year        8,540     7,154     9,777
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $   8,402     8,540     7,154
===============================================================================

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 Consolidated Statements of Stockholders' Equity


                                                       Year ended December 31,
------------------------------------------------------------------------------
                                                       1996     1995     1994
------------------------------------------------------------------------------
                                                        (Dollars and shares
                                                            in thousands)
COMMON STOCK
   Balance at beginning of year                  $    59,114   53,574   51,295
   Issuance of common stock for acquisitions             257      577    2,000
   Conversion of debentures into common stock              -    4,540        -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans           455      422      277
   Conversion of preferred stock into
     common stock                                         33        1        2
------------------------------------------------------------------------------
       Balance at end of year                         59,859   59,114   53,574
------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of year                      453,584  319,235  262,294
   Issuance of common stock for acquisitions           8,201   15,981   50,311
   Conversion of debentures into common stock              -  108,596        -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans         9,676    6,100    4,537
   Amortization of unearned compensation
     and other                                         2,983    3,667    2,034
   Conversion of preferred stock into
     common stock                                        163        5       59
------------------------------------------------------------------------------
       Balance at end of year                        474,607  453,584  319,235
------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                      387,424  291,999  208,945
   Net income                                        129,077  114,776  100,238
   Cash dividends declared
     Common stock - $.36, $.33 and $.32 per share    (21,355) (19,228) (17,084)
     Preferred stock                                    (420)    (123)    (100)
------------------------------------------------------------------------------
       Balance at end of year                        494,726  387,424  291,999
------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of year                      (13,960) (16,840)  (9,220)
   Release of ESOP shares                              2,880    2,880    2,380
   Commitment to ESOP                                      -        -  (10,000)
------------------------------------------------------------------------------
       Balance at end of year                        (11,080) (13,960) (16,840)
------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of year                        2,262    2,268      454
   Issuance of preferred stock for
     acquisitions                                      7,975        -    1,875
   Conversion of preferred stock into
     common stock                                       (196)      (6)     (61)
------------------------------------------------------------------------------
       Balance at end of year                         10,041    2,262    2,268
------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                       $ 1,028,153  888,424  650,236
==============================================================================

COMMON SHARES OUTSTANDING
   Balance at beginning of year                       59,114   53,574   51,295
   Issuance of common stock for acquisitions             257      577    2,000
   Conversion of debentures into common stock              -    4,540        -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans           455      422      277
   Conversion of preferred stock into
     common stock                                         33        1        2
------------------------------------------------------------------------------
       Balance at end of year                         59,859   59,114   53,574
==============================================================================

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1996


(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of Century Telephone Enterprises, Inc. and its subsidiaries (the "Company") include the accounts of Century Telephone Enterprises, Inc. ("Century") and its majority-owned subsidiaries and partnerships. The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Investments in cellular entities where the Company does not own a majority interest are accounted for using the equity method of accounting.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Property, plant and equipment - Telephone plant is stated substantially at original cost of construction. Normal retirements of telephone property are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone properties is provided on the straight line method, using class or overall group rates acceptable to the regulatory authorities; such rates range from 1.8% to 25%.

   Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from three to 30 years.

Impairment of long-lived assets and excess cost of net assets acquired (goodwill) - In 1996 the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The carrying value of long-lived assets, including allocated goodwill, is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that such carrying value may not be recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets or the acquired business. The adoption of SFAS 121 did not affect the Company's consolidated financial position or results of operations. The excess cost of net assets acquired of substantially all of the Company's acquisitions accounted for as purchases is being amortized over forty years.

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

Earnings per share - Primary earnings per share amounts are determined on the basis of the weighted average number of common shares and common stock equivalents outstanding during the year. The weighted average number of shares used in computing primary earnings per share was 59.9 million in 1996, 58.1 million in 1995 and 53.4 million in 1994.

   Fully diluted earnings per share amounts give further effect to convertible securities which are not common stock equivalents. The weighted average number of shares used in computing fully diluted earnings per share was 60.7 million,
59.1 million and 58.1 million in 1996, 1995 and 1994, respectively.

Stock compensation - During 1996 the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." As allowed by SFAS 123, the Company accounts for employee stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1996 presentation.

(2)   INVESTMENTS AND OTHER ASSETS

   Investments and other assets at December 31, 1996 and 1995 were composed of the following:

December 31,                                              1996            1995
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Excess cost of net assets acquired,
  less accumulated amortization                       $ 532,410         493,655
Investments in unconsolidated cellular entities          99,212          83,552
Cash surrender value of life insurance
  contracts, net                                         61,750          54,697
Note receivable, less current portion                    20,833          22,500
Investment in unconsolidated personal
  communications services entity                              -          20,000
Marketable equity securities                              8,478           8,478
Other                                                    47,576          36,402
-------------------------------------------------------------------------------
                                                      $ 770,259         719,284
===============================================================================

   Goodwill amortization of $12.8 million, $11.4 million and $10.6 million for 1996, 1995 and 1994, respectively, is included in "Depreciation and amortization."

   In 1995 the Company invested $20.0 million in exchange for a minority equity interest in an entity formed for the purpose of participating in the Federal Communication Commission's auction of one 30MHz Personal Communications Services license for each Basic Trading Area. In 1996 such entity withdrew from the auction and the Company withdrew its equity investment in such entity.

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

(3)   PROPERTY, PLANT AND EQUIPMENT

   Net property, plant and equipment at December 31, 1996 and 1995 was composed of the following:

December 31,                                           1996           1995
---------------------------------------------------------------------------
                                                     (Dollars in thousands)

Telephone, at original cost
   Cable and wire                                $   726,340        661,429
   Central office                                    389,259        357,359
   General support                                   102,667         99,145
   Information origination/termination                27,881         24,394
   Construction in progress                           38,981         59,859
   Other                                               5,161          5,161
---------------------------------------------------------------------------
                                                   1,290,289      1,207,347
   Accumulated depreciation                         (417,497)      (357,633)
---------------------------------------------------------------------------
                                                     872,792        849,714
---------------------------------------------------------------------------
Mobile communications, at cost
   Cell site                                         203,879        140,462
   General support                                    47,138         33,651
   Construction in progress                           15,716         16,162
   Other                                               2,656          1,319
---------------------------------------------------------------------------
                                                     269,389        191,594
   Accumulated depreciation                          (75,666)       (54,927)
---------------------------------------------------------------------------
                                                     193,723        136,667
---------------------------------------------------------------------------
Corporate and other, at cost
   General support                                    94,042         86,149
   Other                                              31,973         14,464
---------------------------------------------------------------------------
                                                     126,015        100,613
   Accumulated depreciation                          (43,518)       (39,186)
---------------------------------------------------------------------------
                                                      82,497         61,427
---------------------------------------------------------------------------
Net property, plant and equipment                $ 1,149,012      1,047,808
===========================================================================

   Depreciation expense was $118.9 million, $102.1 million and $84.8 million in 1996, 1995 and 1994, respectively. The composite depreciation rate for telephone properties was 7.5% for 1996 and 1995 and 7.1% for 1994.

(4)   INVESTMENTS IN UNCONSOLIDATED CELLULAR ENTITIES

   The Company's share of earnings from cellular entities in which it does not own a majority interest was $28.2 million, $21.4 million and $16.9 million in 1996, 1995 and 1994, respectively, and is included, net of $1.3 million, $1.3 million and $1.2 million of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities."

   Over 70% of the 1996 income from unconsolidated cellular entities was attributable to the following investments.

                                                          Ownership interest
----------------------------------------------------------------------------
GTE Mobilnet of Austin Limited Partnership                         35%
Alltel Cellular Associates of Arkansas Limited Partnership         36%
Lafayette MSA Limited Partnership                                  49%
Detroit SMSA Limited Partnership                                    3%
New Mexico 4 - Santa Fe RSA West Limited Partnership               36%
----------------------------------------------------------------------------

   The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 1996 and 1995) were accounted for by the equity method.

December 31,                                           1996          1995
--------------------------------------------------------------------------
                                                     (Dollars in thousands)
                                                          (Unaudited)

Assets
   Current assets                                  $ 286,197       204,222
   Property and other noncurrent assets              603,204       487,073
--------------------------------------------------------------------------
                                                   $ 889,401       691,295
==========================================================================


Liabilities and equity
   Current liabilities                             $ 108,525        79,085
   Noncurrent liabilities                             24,564         6,922
   Equity                                            756,312       605,288
--------------------------------------------------------------------------
                                                   $ 889,401       691,295
==========================================================================


Year ended December 31,                          1996      1995      1994
--------------------------------------------------------------------------
                                                  (Dollars in thousands)
                                                       (Unaudited)

Results of operations
   Revenues                                  $ 985,788   743,779   329,907
   Operating income                          $ 338,554   266,355    93,512
   Net income                                $ 339,040   268,967    92,446
--------------------------------------------------------------------------

   At December 31, 1996, $41.7 million of the Company's consolidated retained earnings represented undistributed earnings of unconsolidated cellular entities.

(5)   LONG-TERM DEBT

December 31,                                             1996          1995
----------------------------------------------------------------------------
                                                       (Dollars in thousands)
Century
  8.25% senior notes, series B, due 2024             $ 100,000       100,000
  7.2% senior notes, series D, due 2025                100,000       100,000
  5.7%* notes payable to banks, due 2000                62,500        22,500
  7.75% senior notes, series A, due 2004                50,000        50,000
  6.55% senior notes, series C, due 2005                50,000        50,000
  9.4% senior notes, due through 2003                   25,800        60,400
  7.1%* Employee Stock Ownership Plan commitment,
    due in installments through 2004                    11,080        13,960
  10.1%* notes, due in installments through 2006           417           674
----------------------------------------------------------------------------
         Total Century                                 399,797       397,534
----------------------------------------------------------------------------

Subsidiaries
  First mortgage debt
    5.9%* notes, payable to agencies of the
      United States government and cooperative
      lending associations, due in installments
      through 2025                                     208,920       202,037
    6.1% bonds, due in 1997                              1,775         4,760
  Other debt
    7.4%* notes, due in installments through 2020       18,112        19,164
    6.5% note, due in installments through 2001         14,605        13,714
    8.2%* capital lease obligations, due in
      installments through 1998                          2,640         1,020
----------------------------------------------------------------------------
         Total subsidiaries                            246,052       240,695
----------------------------------------------------------------------------
Total long-term debt                                   645,849       638,229
Less current maturities                                 19,919        15,325
----------------------------------------------------------------------------
Long-term debt, excluding current maturities         $ 625,930       622,904
============================================================================
* weighted average interest rate at December 31, 1996

   The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1996 are as follows: 1997 - $19.9 million; 1998 - $17.9 million; 1999 - $16.6 million; 2000 - $80.4 million; and
2001 - $18.2 million.

   Short-term borrowings of $62.5 million at December 31, 1996 were classified as long-term debt on the accompanying balance sheet as the Company had available an aggregate of $145.0 million in two long-term revolving credit facilities. The Company intends to refinance such debt using the facilities, both of which are multi-year agreements which expire in August 2000 and contain a variety of pricing options including competitive bid options. Relying on the same facilities, short-term borrowings of $22.5 million, along with $30.0 million of debt becoming due in 1996, were classified as long-term debt at December 31, 1995.

   Certain of the Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters. At December 31, 1996, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.

   The transfer of funds from certain consolidated subsidiaries to Century is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met. At December 31, 1996, restricted net assets of subsidiaries were $280.3 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $467.2 million.

   Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

   Century's telephone subsidiaries had approximately $138.1 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1996. Approximately $228.6 million of additional borrowings, of which $130.0 million were under uncommitted facilities, were available to the Company through lines of credit with various banks. In addition, Century has $100.0 million of registered, unissued senior unsecured debt securities under a shelf registration statement.

   During the fourth quarter of 1995, Century issued $50.0 million of 10-year, 6.55% senior notes and $100.0 million of 30-year, 7.2% senior notes under a shelf registration statement. The proceeds were used to reduce Century's short-term indebtedness under various credit facilities. Interest payments are due semi-annually and principal payments are due in 2005 and 2025 upon maturity of the 10-year and 30-year notes, respectively. The 30-year notes may be redeemed by Century at any time subject to certain "make-whole" provisions contained therein.

   In January 1995 Century called for redemption its $115.0 million of outstanding 6% convertible debentures due 2007. All of the debentures were converted into Century common stock by the debenture holders in February 1995 at a conversion price of $25.33 per share. If Century had issued common stock instead of the debentures, primary earnings per share for the years ended December 31, 1995 and 1994 would have been $1.95 and $1.81, respectively.

   In May 1994 Century issued $50.0 million of 10-year, 7.75% senior notes and $100.0 million of 30-year, 8.25% senior notes under a shelf registration statement. The proceeds were used to reduce certain of the Company's short-term bank indebtedness. Interest payments are due semi-annually and principal payments are due in 2004 and 2024 upon maturity of the 10-year and 30-year notes, respectively. The 30-year notes may be redeemed by Century on or after May 1, 2004 subject to a premium schedule which declines from 103.62% as of May 1, 2004 to 100% as of May 1, 2014.

(6)   DEFERRED CREDITS AND OTHER LIABILITIES

   Deferred credits and other liabilities at December 31, 1996 and 1995 were composed of the following:

December 31,                                           1996            1995
----------------------------------------------------------------------------
                                                      (Dollars in thousands)
Deferred federal and state income taxes            $ 111,110          93,118
Accrued postretirement benefit costs                  48,515          44,513
Minority interest                                     32,460          29,354
Regulatory liability - income taxes                   22,575          27,027
Deferred investment tax credits                        3,882           6,026
Other                                                 11,736          11,131
----------------------------------------------------------------------------
                                                   $ 230,278         211,169
============================================================================

(7)   INCOME TAXES

   Income tax expense for the years ended December 31, 1996, 1995 and 1994 was as follows:

Year ended December 31,                          1996       1995       1994
----------------------------------------------------------------------------
                                                   (Dollars in thousands)
Federal
   Current                                    $ 60,530     53,554     47,969
   Deferred                                      7,390      9,021      5,703
State
   Current                                       6,100      5,175      5,908
   Deferred                                        545        542      1,720
----------------------------------------------------------------------------
                                              $ 74,565     68,292     61,300
============================================================================

   Income tax expense was allocated as follows:

Year ended December 31,                          1996       1995       1994
----------------------------------------------------------------------------
                                                   (Dollars in thousands)

Net tax expense in the consolidated
  statements of income                        $ 74,565     68,292     61,300
Stockholders' equity, primarily for
  compensation expense for tax purposes in
  excess of amounts recognized for
  financial reporting purposes                  (1,866)    (2,354)    (1,243)
----------------------------------------------------------------------------
                                              $ 72,699     65,938     60,057
============================================================================

   The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:


Year ended December 31,                          1996       1995       1994
---------------------------------------------------------------------------
                                               (Percentage of pre-tax income)

Statutory federal income tax rate                35.0%      35.0       35.0
State income taxes, net of federal
  income tax benefit                              2.1        2.0        3.0
Amortization of nondeductible excess cost
  of net assets acquired                          1.8        1.8        2.1
Amortization of investment tax credits           (1.1)      (1.3)      (1.4)
Amortization of regulatory liability              (.9)      (1.0)      (1.2)
Other, net                                        (.3)        .8         .4
---------------------------------------------------------------------------
Effective income tax rate                        36.6%      37.3       37.9
===========================================================================

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 were as follows:

December 31,                                           1996        1995
------------------------------------------------------------------------
                                                    (Dollars in thousands)

Deferred tax assets
   Postretirement benefit costs                    $  16,790      15,314
   Net operating loss carryforwards of
     an acquired subsidiary                            8,367       9,234
   Regulatory liability                                7,901       9,460
   Deferred compensation                               2,435       2,659
   Deferred investment tax credits                     1,216       1,918
   Other employee benefits                             4,393       4,673
   Other                                               2,146       3,227
------------------------------------------------------------------------
      Gross deferred tax assets                       43,248      46,485
      Less valuation allowance                        (8,367)     (9,234)
------------------------------------------------------------------------
      Net deferred tax assets                         34,881      37,251
------------------------------------------------------------------------

Deferred tax liabilities
   Property, plant and equipment, primarily due
     to depreciation differences                    (129,123)   (117,095)
   Excess cost of net assets acquired                 (6,112)     (4,563)
   Intercompany profits                               (3,338)     (3,787)
   Other                                              (7,418)     (4,924)
------------------------------------------------------------------------
      Gross deferred tax liabilities                (145,991)   (130,369)
------------------------------------------------------------------------
Net deferred tax liability                        $ (111,110)    (93,118)
========================================================================

   As a result of the acquisition of Celutel, Inc. ("Celutel") (see Note 13) the Company had $23.9 million, $26.4 million and $29.4 million of net operating loss carryforwards at December 31, 1996, 1995 and 1994, respectively, which related to various entities acquired. The yearly utilization of such loss carryforwards is limited to separate entity taxable income; the loss carryforwards are further limited by certain Internal Revenue Code regulations. During 1996 and 1995, the Company utilized $2.5 million and $3.0 million, respectively, of such loss carryforwards; the related tax benefits reduced excess cost of net assets acquired. Subsequently recognized tax benefits applicable to the net operating loss carryforwards will reduce excess cost of net assets acquired. The net operating loss carryforwards expire between 2003 and 2008.

(8)   POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

   The Company sponsors defined benefit health care plans that provide postretirement medical, life and dental benefits to substantially all retired full-time employees.

   Net periodic postretirement benefit cost for 1996, 1995 and 1994 included the following components:

Year ended December 31,                          1996      1995      1994
--------------------------------------------------------------------------
                                                  (Dollars in thousands)
Service cost                                   $ 2,354     1,769     2,007
Interest cost                                    4,212     3,972     3,473
Amortization of unrecognized
  actuarial losses (gains)                         475       (50)      447
Amortization of unrecognized
  prior service cost                               121       121       121
--------------------------------------------------------------------------
Net periodic postretirement benefit cost       $ 7,162     5,812     6,048
==========================================================================

   The following table sets forth the amounts recognized as liabilities for postretirement benefits in the Company's consolidated balance sheets at December 31, 1996 and 1995.

December 31,                                          1996          1995
-------------------------------------------------------------------------
                                                    (Dollars in thousands)

Accumulated postretirement benefit obligation
   Retirees and retirees' dependents              $ 25,105         26,185
   Fully eligible active plan participants          10,512          9,972
   Other active plan participants                   23,540         23,971
-------------------------------------------------------------------------
Accumulated postretirement benefit obligation       59,157         60,128
Plan assets                                              -              -
Unrecognized prior service cost                     (1,303)        (1,424)
Unrecognized net gain (loss)                        (6,986)       (12,881)
-------------------------------------------------------------------------
Accrued postretirement benefit costs              $ 50,868         45,823
=========================================================================

   For calculation purposes, a 7% health care cost rate was assumed for 1997; the rate was assumed to decrease to 6% thereafter. If the assumed health care cost rate had been increased by one percentage point in each year, the accumulated postretirement benefit obligation as of December 31, 1996 would have increased $4.5 million and the net periodic postretirement benefit cost for the year ended December 31, 1996 would have increased $351,000. The discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1996 and 1995 were 7.75% and 7.25%, respectively.

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

(9)   STOCKHOLDERS' EQUITY

Common stock - At December 31, 1996, unissued shares of Century common stock were reserved as follows:

December 31,                                                 1996
---------------------------------------------------------------------
                                                        (In thousands)

Stock option plans                                           3,707
Acquisitions                                                 2,389
Employee stock purchase plan                                   506
Conversion of convertible preferred stock                      353
Other employee benefit plans                                 1,244
---------------------------------------------------------------------
                                                             8,199
=====================================================================

   Under Century's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 1996, the holders of 7.9 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 1996, Century had 2.0 million shares of preferred stock, $25 par value per share, authorized. At December 31, 1996 and 1995, there were 401,629 and 90,467 shares, respectively, of outstanding preferred stock. Holders of outstanding Century preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Century's liquidation and vote as a single class with the holders of common stock.

Shareholders' Rights Plan - In 1996 the Board of Directors declared a dividend of one preference share purchase right for each common share outstanding. Such rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of Century's common stock. Upon the occurrence of such an acquisition, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock or other securities of Century (or, in certain situations, the acquiring company) which at the time of such transaction will have a market value of two times the exercise price of the right. The Shareholders' Rights Plan approved by the Board of Directors in 1986 expired in November 1996.

(10)  ACCOUNTING FOR THE EFFECTS OF REGULATION

   The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Actions of a regulator can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.

   The Company's consolidated balance sheet as of December 31, 1996 included regulatory assets of approximately $7.9 million and regulatory liabilities of approximately $22.6 million exclusive of (i) property, plant and equipment, (ii) accumulated depreciation and (iii) deferred income taxes and deferred investment tax credits associated with regulatory assets and liabilities. The $7.9 million of regulatory assets included assets established in connection with postretirement benefits ($1.7 million), income taxes ($2.7 million), extraordinary retirements ($603,000) and deferred financing costs ($2.9 million). The $22.6 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $5.1 million.

   Property, plant and equipment of the Company's regulated telephone operations has been depreciated using generally the straight line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, in accordance with regulatory accounting, retirements of regulated telephone property have been charged to accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. These accounting policies have resulted in accumulated depreciation being significantly less than if the Company's telephone operations had not been regulated.

   Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by enterprises in general, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for enterprises in general. Deferred tax liabilities and deferred investment tax credits will be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

   The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, noncash charge against earnings which will be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $100 million and $130 million. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

(11)  STOCK OPTION PROGRAM

   Century has an incentive compensation program which allows the Board of Directors, through a subcommittee to the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms: incentive stock options and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 1996, Century had reserved 3.7 million shares of common stock which may be issued under the incentive compensation program.

   Under the program, options have been granted to employees at a price either equal to or exceeding the then-current market price and all of the options expire ten years after the date of grant.

   During 1995 the Company granted 634,031 options (the "1995 Options") above market price. During 1994 the Company granted 31,000 options at market price. The weighted-average fair value of each of the 1995 Options was estimated as of the date of grant to be $9.93 using an option-pricing model with the following assumptions: dividend yield - 1.1%; expected volatility - 25%; risk-free interest rate - 6.5%; and expected option life - eight years.

   Stock option transactions during 1996, 1995 and 1994 were as follows:


                                              Number        Average
                                            of options       price
-------------------------------------------------------------------
Outstanding December 31, 1993                2,381,749    $  20.96
   Exercised                                  (139,282)      11.10
   Granted                                      31,000       26.25
------------------------------------------------------
Outstanding December 31, 1994                2,273,467       21.63
   Exercised                                  (272,300)      10.12
   Granted                                     634,031       36.15
------------------------------------------------------
Outstanding December 31, 1995                2,635,198       25.46
   Exercised                                  (292,403)      18.72
   Forfeited                                   (12,550)      29.27
------------------------------------------------------
Outstanding December 31, 1996                2,330,245       27.25
======================================================

Exercisable December 31, 1995                2,604,198       26.32
======================================================

Exercisable December 31, 1996                2,317,745       27.26
======================================================

   The following tables summarize certain information about Century's stock options at December 31, 1996.

                            Options outstanding
---------------------------------------------------------------------------
                                        Weighted average
   Range of            Number of           remaining       Weighted average
exercise prices   options outstanding   contractual life    exercise price
---------------------------------------------------------------------------
$  8.85-16.00           103,906             1.8 years          $ 10.09
  18.75-27.67         1,602,364             5.0                  24.87
  31.63-39.69           623,975             8.4                  36.22
                      ---------
   8.85-39.69         2,330,245             6.1                  27.25
                      =========


                           Options exercisable
---------------------------------------------------------------------------
   Range of                     Number of                  Weighted average
exercise prices            options exercisable              exercise price
---------------------------------------------------------------------------
$  8.85-16.00                     103,906                      $ 10.09
  18.75-27.67                   1,589,864                        24.86
  31.63-39.69                     623,975                        36.22
                                ---------
   8.85-39.69                   2,317,745                        27.26
                                =========


   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, no compensation cost has been recognized for the program. If compensation cost for Century's program had been determined consistent with SFAS 123 for the 1995 Options, the Company's net income and earnings per share for 1995 would have been reduced to the pro forma amounts shown in the following table. All of the 1995 Options became fully vested in 1995; under SFAS 123 there would be no compensation expense after 1995 applicable to the 1995 Options.

Year ended December 31,                                   1995
------------------------------------------------------------------------
                                                 (Dollars in thousands,
                                                except per share amounts)

Net income
   As reported                                         $ 114,776
   Pro forma                                           $ 110,813

Fully diluted earnings per share
   As reported                                         $    1.95
   Pro forma                                           $    1.88
------------------------------------------------------------------------

(12)  RETIREMENT AND SAVINGS PLANS

   Century sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits. In addition, the bargaining unit employees of a subsidiary are provided benefits under a defined benefit pension plan. At December 31, 1996 and 1995, the combined accumulated benefit obligation of the plans, substantially all of which was vested, aggregated $19.6 million and $18.4 million, respectively. The plans' assets were $1.7 million in excess of the projected benefit obligations as of December 31, 1996. The projected benefit obligations were $823,000 in excess of the plans' assets as of December 31, 1995. During 1996 and 1995 Century funded $2.2 million and $2.9 million, respectively, of the obligations of the plans. Prepaid pension cost was $4.2 million at December 31, 1996 and $2.5 million at December 31, 1995. The net periodic pension cost in 1996, 1995 and 1994 was $508,000, $928,000 and $1.2 million, respectively. Discount rates used in determining the year-end liabilities were 7.75% for 1996 and 7.25% for 1995.

   Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.

   The Company contributed $1.9 million, $1.6 million and $2.3 million to the ESBP during 1996, 1995 and 1994, respectively. At December 31, 1996, the ESBP owned 4.0 million shares of Century common stock.

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

   The ESOP had outstanding debt of $3.6 million at December 31, 1996 which was applicable to shares purchased prior to 1993. Interest incurred by the ESOP on debt applicable to such shares was $430,000, $580,000 and $728,000 in 1996, 1995 and 1994, respectively. The Company contributed and expensed $2.1 million, $2.3 million and $1.9 million during 1996, 1995 and 1994, respectively, with respect to such shares. Dividends on unallocated ESOP shares used for debt service by the ESOP were $189,000 in 1996, $170,000 in 1995 and $288,000 in 1994. ESOP
shares as of December 31, 1996 and 1995 which were purchased prior to 1993 were as follows:

December 31,                                         1996        1995
---------------------------------------------------------------------
                                                      (In thousands)

Allocated shares                                    1,445       1,338
Unreleased shares                                     294         490
---------------------------------------------------------------------
                                                    1,739       1,828
=====================================================================

   The Company accounts for shares purchased subsequent to December 31, 1992 in accordance with Statement of Position 93-6 ("SOP 93-6"). Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense applicable to shares purchased subsequent to 1992 was $1.4 million for 1996, $1.3 million for 1995 and $605,000 for 1994. The fair value of unreleased ESOP shares accounted for under SOP 93-6 was $9.7 million and $11.2 million at December 31, 1996 and December 31, 1995, respectively. ESOP shares purchased subsequent to 1992 totaled 416,850, of which 104,200 were allocated and 312,650 were unreleased as of December 31, 1996.

   Century also sponsors a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plan were $2.3 million in 1996 and $2.4 million in 1995 and 1994.

(13)  MAJOR ACQUISITION

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

(14)  SUPPLEMENTAL CASH FLOW DISCLOSURES

   The Company paid interest of $45.1 million, $45.8 million and $40.8 million during 1996, 1995 and 1994, respectively. Income taxes paid were $64.1 million in 1996, $62.4 million in 1995 and $41.3 million in 1994.

   Century has consummated the acquisition of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1996. In connection with these acquisitions, the following assets were acquired, liabilities assumed, and common and preferred stock issued:

Year ended December 31,                         1996     1995     1994
-----------------------------------------------------------------------
                                                (Dollars in thousands)

Property, plant and equipment                $  4,963   16,949   11,301
Excess cost of net assets acquired             53,220   70,124  152,239
Investments in unconsolidated
  cellular entities                                 -    2,804        -
Notes payable                                       -  (14,199)       -
Long-term debt                                 (3,273) (38,147) (46,478)
Deferred credits and other liabilities           (171)  (1,880)  (5,706)
Other assets and liabilities, excluding
  cash and cash equivalents                     8,021    3,037   (1,191)
Common stock issued                            (8,458) (16,558) (52,311)
Preferred stock issued                         (7,975)       -   (1,875)
-----------------------------------------------------------------------
Decrease in cash due to acquisitions         $ 46,327   22,130   55,979
=======================================================================

   Century has consummated the disposition of various cellular operations, along with certain other assets, during the three years ended December 31, 1996. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:


Year ended December 31,                         1996     1995     1994
-----------------------------------------------------------------------
                                                (Dollars in thousands)

Property, plant and equipment                  $  900   (4,399)  (2,673)
Excess cost of net assets acquired                  -   (4,494)  (3,976)
Other assets and liabilities, excluding
  cash and cash equivalents                       (85)  (4,278)     993
Assets of cellular system                           -        -   11,058
Gain on sales of assets                          (815)  (6,782) (15,877)
-----------------------------------------------------------------------
Increase in cash due to dispositions           $    -  (19,953) (10,475)
=======================================================================

   In February 1995 Century's $115.0 million of outstanding 6% convertible debentures were converted into Century common stock by the debenture holders at a conversion price of $25.33 per share.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1996 and 1995.

                                            Carrying         Fair
                                             amount          value
-------------------------------------------------------------------------
                                            (Dollars in thousands)

December 31, 1996
-----------------

Financial assets
   Investments
     Note receivable
       (including current portion)         $  22,500         22,500   (1)
     Marketable equity securities          $   8,478          7,959   (2)
     Other                                 $  16,362         16,362   (1)

Financial liabilities
   Long-term debt
     (including current maturities)        $ 645,849        649,756   (3)
   Other                                   $  15,122         15,122   (1)
-------------------------------------------------------------------------

December 31, 1995
-----------------

Financial assets
   Investments
     Note receivable
       (including current portion)         $  24,167         24,167   (1)
     Marketable equity securities          $   8,478          8,672   (2)
     Other equity investment               $  20,000         20,000   (1)
     Other                                 $   9,912          9,912   (1)

Financial liabilities
   Long-term debt
     (including current maturities)        $ 638,229        638,383   (3)
   Other                                   $  13,043         13,043   (1)
-------------------------------------------------------------------------
(1)  Fair value was estimated by the Company.
(2)  Fair value was based on quoted market prices.
(3)  Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.

Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses - The carrying amount approximates the fair value due to the short maturity of these instruments.

(16)  SALES OF ASSETS

   In the first quarter of 1995 the Company sold, for an aggregate of $17.9 million cash, its ownership interests in certain non-strategic cellular Rural Service Areas ("RSAs") located primarily in western states and three Metropolitan Statistical Areas ("MSAs") in the midwest. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax). During the fourth quarter of 1995, the Company sold certain assets of one of its subsidiaries for $2.0 million which resulted in a pre-tax gain of $873,000 ($567,000 after-tax).

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

(17)  BUSINESS SEGMENTS

   The Company is primarily engaged in providing traditional telephone services and mobile communications services. The Company's telephone operations are conducted in rural, suburban and small urban communities in 14 states. Approximately 87% of the Company's telephone access lines are in Wisconsin, Louisiana, Michigan, Ohio, Arkansas and Texas. The Company's cellular customers are located primarily in Michigan, Louisiana, Arkansas, Mississippi and Texas.

                                                Depreciation
                                     Operating       and      Operating
                                     revenues   amortization   income
----------------------------------------------------------------------
                                           (Dollars in thousands)
Year ended December 31, 1996
----------------------------

Telephone                           $ 451,538      95,793      155,183
Mobile communications                 250,243      33,573       67,914
Other                                  59,561       2,655          199
Eliminations                          (11,665)          -            -
----------------------------------------------------------------------
Total                               $ 749,677     132,021      223,296
======================================================================

Year ended December 31, 1995
----------------------------

Telephone                           $ 419,242      86,324      143,527
Mobile communications                 197,494      25,427       57,009
Other                                  39,580       2,019        2,383
Eliminations                          (11,476)          -            -
----------------------------------------------------------------------
Total                               $ 644,840     113,770      202,919
======================================================================

Year ended December 31, 1994
----------------------------

Telephone                           $ 391,265      73,175      137,992
Mobile communications                 150,802      21,255       31,443
Other                                  33,272       1,283        3,371
Eliminations                          (10,738)          -            -
----------------------------------------------------------------------
Total                               $ 564,601      95,713      172,806
======================================================================


Year ended December 31,                      1996       1995       1994
------------------------------------------------------------------------
                                               (Dollars in thousands)

Operating income                       $   223,296    202,919    172,806
Interest expense                           (44,662)   (43,615)   (42,577)
Income from unconsolidated
  cellular entities                         26,952     20,084     15,698
Gain on sales of assets                        815      6,782     15,877
Minority interest                           (6,675)    (8,084)    (3,377)
Other income and expense                     3,916      4,982      3,111
------------------------------------------------------------------------
Income before income tax expense       $   203,642    183,068    161,538
========================================================================

Capital expenditures
    Telephone                          $   110,147    136,006    152,336
    Mobile communications              $    83,679     41,990     39,937
    Corporate and other                $    29,059     18,596      8,503
========================================================================

Identifiable assets
    Telephone                          $ 1,174,317  1,114,827  1,053,950
    Mobile communications                  644,587    547,260    430,777
    General corporate                       95,545    109,096     88,305
    Other                                  114,056     91,238     70,221
------------------------------------------------------------------------
Total assets                           $ 2,028,505  1,862,421  1,643,253
========================================================================

   Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(18)  COMMITMENTS AND CONTINGENCIES

   Construction expenditures and investments in vehicles, buildings and other work equipment during 1997 are estimated to be $102 million for telephone operations, $67 million for mobile communications operations and $36 million for corporate and other operations.

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

                       CENTURY TELEPHONE ENTERPRISES, INC.
                    Consolidated Quarterly Income Information


                                      First     Second      Third     Fourth
                                     quarter    quarter    quarter    quarter
-----------------------------------------------------------------------------
                                          (Dollars in thousands, except
                                                per share amounts)
                                                   (Unaudited)
1996
-----------------------------------------------------------------------------

Operating revenues                 $ 175,814    186,538    193,096    194,229
Operating income                   $  55,515     57,697     59,016     51,068
Net income                         $  29,665     32,941     36,350     30,121
Fully diluted earnings per share   $     .50        .55        .60        .50
-----------------------------------------------------------------------------

1995
-----------------------------------------------------------------------------
Operating revenues                 $ 148,779    156,815    167,304    171,942
Operating income                   $  47,961     49,682     56,392     48,884
Net income                         $  27,000     26,167     31,880     29,729
Fully diluted earnings per share   $     .47        .45        .54        .50
-----------------------------------------------------------------------------

Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.

     None.
                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

   The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors, except Mr. Williams who has entered into an employment agreement with the Registrant. The agreement's initial term has lapsed, but the agreement remains in effect from year to year, subject to the right of Mr. Williams or the Company to terminate such agreement.


Name                         Age       Office(s) held with Century
----                         ---       ---------------------------

Clarke M. Williams           75        Chairman of the Board
                                         of Directors

Glen F. Post, III            44        Vice Chairman of the Board of
                                         Directors, President and Chief
                                         Executive Officer

David D. Cole                39        President - Mobile Communications
                                         Group

Kenneth R. Cole              49        President - Telephone Group

R. Stewart Ewing, Jr.        45        Senior Vice President and Chief
                                         Financial Officer

W. Bruce Hanks               42        Senior Vice President - Corporate
                                         Development and Strategy

Harvey P. Perry              52        Senior Vice President, General
                                         Counsel and Secretary

   Each of the Registrant's executive officers has served as an officer of the Registrant and/or one or more of its subsidiaries in varying capacities for more than the past five years. Mr. David D. Cole has served as President - Mobile Communications Group since October 1996 and as Vice President from 1990 to 1996. Mr. Kenneth R. Cole has served as President - Telephone Group since January 1995 and as Vice President from 1983 to 1994. Mr. Hanks has served as Senior Vice President - Corporate Development and Strategy since October 1996 and as President - Telecommunications Services or a comparable position from 1989 to 1996.

   The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1997 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       a.   Financial Statements

            (i) Consolidated Financial Statements:

                  Independent Auditors' Report on Consolidated Financial
                     Statements and Financial Statement Schedules

                  Consolidated Statements of Income for the years ended
                     December 31, 1996, 1995 and 1994

                  Consolidated Balance Sheets - December 31, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years
                     ended December 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Equity for the
                     years ended December 31, 1996, 1995 and 1994

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

       b.   Reports on Form 8-K.

            There were no reports on Form 8-K filed during the fourth quarter of 1996.

       c.   Exhibits:

           3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of December 2, 1996, included elsewhere herein.

           3(ii) Registrant's Bylaws, as amended through November 21, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, Registration No. 333-17015).

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

           4.3 Rights Agreement, dated as of August 27, 1996, between Century Telephone Enterprises, Inc. and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30,
                     1996).

           4.4 Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

           4.5 Revolving Credit Facility Agreement, dated February 7, 1992 between Registrant and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.24 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                     1991), amendment thereto dated April 8, 1993 (incorporated by reference to

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

           4.6 Indenture dated as of March 31, 1994 between the Company and Regions Bank of Louisiana (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

           4.7 Resolutions designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4% Senior Notes, Series B, due 2024 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

           4.8 Resolutions designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 ("Senior Notes") (incorporated by reference to Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                     1995).

           4.9       Form of Senior Notes (incorporated by reference to Exhibit
                     4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

           10.1      Employee Benefit Plans

                     (a) Registrant's Employee Stock Ownership Plan and Trust,
                         as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July

                         15, 1996 (incorporated by reference to Exhibit
                         10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                     (b) Registrant's Stock Bonus Plan, PAYSOP and Trust, as
                         amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated July 11, 1995
                         (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                     (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, generally effective April 1, 1992 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit
                         10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

                     (d) Registrant's Restated Supplemental Executive Retirement
                         Plan, generally effective as of November 16, 1995 (incorporated by reference to Exhibit 10.1(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, included elsewhere herein.

                     (e) Registrant's 1983 Restricted Stock Plan, dated February
                         21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, included elsewhere herein.

                     (f) Registrant's Key Employee Incentive Compensation Plan,
                         dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1995) and amendment thereto dated November 21, 1996, included elsewhere herein.

                     (g) Registrant's 1988 Incentive Compensation Program as
                         amended and restated August 22, 1989 (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                         1989) and amendment thereto dated November 21, 1996, included elsewhere herein.

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

                     (i) Registrant's 1990 Incentive Compensation Program, dated
                         March 15, 1990 (incorporated by reference to Exhibit
                         19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990) and amendment thereto dated November 21, 1996, included elsewhere herein.

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

                     (l) Registrant's 1995 Incentive Compensation Plan approved by Registrant's shareholders on May 11, 1995
                         (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996, included elsewhere herein.

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

                     (p) Registrant's Restated Supplemental Defined Contribution
                         Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(q) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1995), amendment thereto dated July 15, 1996
                         (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996) and amendment thereto dated November 21, 1996, included elsewhere herein.

                     (q) Registrant's Amended and Restated Supplemental Dollars
                         & Sense Plan, effective as of January 1, 1995 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994), amendment thereto dated July 18, 1995 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996) and amendment thereto dated November 21, 1996, included elsewhere herein.

                     (r) Registrant's Amended and Restated Salary Continuation
                         (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                     (s) Registrant's Restated Outside Directors' Retirement
                         Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1995).

                     (t) Registrant's Restated Deferred Compensation Plan for
                         Outside Directors, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

           10.2      Employment, Severance and Related Agreements

                     (a) Employment Agreement, dated May 24, 1993, by and
                         between Clarke M. Williams and Registrant (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                         1993) and amendment thereto dated as of February 27, 1996 (incorporated by reference to Exhibit 10.2(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                     (b) Form of Amended and Restated Severance Agreement, by
                         and between Registrant and each of its executive officers other than Clarke M. Williams, dated as of November 16, 1995 (incorporated by reference to Exhibit

                         10.2(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                     (c) Form of Amended and Restated Severance Agreement, by
                         and between Registrant and five of its officers who are not executive officers, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.2(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                     (d) Agreement, dated December 31, 1994, by and between Jim
                         D. Reppond and Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                     (e) Consulting Agreement, dated as of July 2, 1996, by and between Century Telephone Enterprises, Inc. and Jim D. Reppond (incorporated by reference to Exhibit 10 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

           10.3      Other Agreement

                     (a) Loan Agreement and Grant of Rights of First Refusal to
                         Acquire Assets and/or Capital Stock of MillTenn, Inc. and its Subsidiaries (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

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

                                    CENTURY TELEPHONE ENTERPRISES, INC.


Date:  March 17, 1997               By:  /s/ Clarke M. Williams
                                       -----------------------------
                                         Clarke M. Williams
                                         Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Clarke M. Williams        Chairman of the Board         March 17, 1997
-------------------------       of Directors
Clarke M. Williams


                              Vice Chairman of the
/s/ Glen F. Post, III           Board of Directors,         March 17, 1997
-------------------------       President, and Chief
Glen F. Post, III               Executive Officer



/s/ R. Stewart Ewing, Jr.     Senior Vice President         March 17, 1997
-------------------------       and Chief Financial
R. Stewart Ewing, Jr.           Officer



/s/ Harvey P. Perry           Senior Vice President,        March 17, 1997
-------------------------       General Counsel,
Harvey P. Perry                 Secretary and Director



/s/ W. Bruce Hanks            Senior Vice President -       March 17, 1997
-------------------------       Corporate Development
W. Bruce Hanks                  and Strategy and Director



/s/ Murray H. Greer           Controller (Principal         March 17, 1997
-------------------------       Accounting Officer)
Murray H. Greer



/s/ William R. Boles, Jr.     Director                      March 17, 1997
-------------------------
William R. Boles, Jr.



/s/ Virginia Boulet           Director                      March 17, 1997
-------------------------
Virginia Boulet

/s/ Ernest Butler, Jr.        Director                      March 17, 1997
-------------------------
Ernest Butler, Jr.



-------------------------     Director
Calvin Czeschin



/s/ James B. Gardner          Director                      March 17, 1997
-------------------------
James B. Gardner



/s/ R. L. Hargrove, Jr.       Director                      March 17, 1997
-------------------------
R. L. Hargrove, Jr.



/s/ Johnny Hebert             Director                      March 17, 1997
-------------------------
Johnny Hebert



/s/ F. Earl Hogan             Director                      March 17, 1997
-------------------------
F. Earl Hogan



/s/ C. G. Melville, Jr.       Director                      March 17, 1997
-------------------------
C. G. Melville, Jr.



/s/ Jim D. Reppond            Director                      March 17, 1997
-------------------------
Jim D. Reppond

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME



                                                     Year ended December 31,
------------------------------------------------------------------------------
                                                   1996       1995       1994
------------------------------------------------------------------------------
                                                     (Dollars in thousands)

REVENUES                                       $   6,520      5,608      6,190
------------------------------------------------------------------------------

EXPENSES
      Operating expenses                           6,071      5,165      5,400
      Depreciation and amortization                7,286      6,860      6,603
------------------------------------------------------------------------------
         Total expenses                           13,357     12,025     12,003
------------------------------------------------------------------------------

OPERATING LOSS                                    (6,837)    (6,417)    (5,813)
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Loss on investment                          (1,100)         -          -
      Interest expense                           (36,709)   (37,467)   (34,463)
      Interest income                             28,884     30,930     24,088
------------------------------------------------------------------------------
         Total other income (expense)             (8,925)    (6,537)   (10,375)
------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
  EQUITY IN SUBSIDIARIES' EARNINGS               (15,762)   (12,954)   (16,188)

Income tax benefit                                 4,467      3,769      3,205
------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN
  SUBSIDIARIES' EARNINGS                         (11,295)    (9,185)   (12,983)

Equity in subsidiaries' earnings                 140,372    123,961    113,221
------------------------------------------------------------------------------
NET INCOME                                     $ 129,077    114,776    100,238
==============================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                          December 31,
---------------------------------------------------------------------------
                                                      1996            1995
---------------------------------------------------------------------------
                                                     (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS

      Cash and cash equivalents                 $     1,055           1,616
      Receivables from subsidiaries                  99,506          94,217
      Other receivables                              12,527           9,888
      Prepayments and other                           1,711           1,854
---------------------------------------------------------------------------
         Total current assets                       114,799         107,575
---------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
      Property and equipment                          1,028             983
      Accumulated depreciation                         (651)           (583)
---------------------------------------------------------------------------
         Net property, plant and equipment              377             400
---------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
      Investments in subsidiaries (at equity)     1,348,986       1,166,186
      Receivables from subsidiaries                 183,333         139,631
      Other investments                              37,570          50,620
      Note receivable                                20,833          22,500
      Deferred charges                                4,916           5,010
---------------------------------------------------------------------------
         Total investments and other assets       1,595,638       1,383,947
---------------------------------------------------------------------------
TOTAL ASSETS                                    $ 1,710,814       1,491,922
===========================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt      $     5,122           5,516
      Payables to subsidiaries                      202,467         143,793
      Accrued interest                                3,784           4,424
      Other accrued liabilities                       7,336           4,377
---------------------------------------------------------------------------
         Total current liabilities                  218,709         158,110
---------------------------------------------------------------------------
LONG-TERM DEBT                                      394,675         392,018
---------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                             47,618          35,684
---------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES               21,659          17,686
---------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value,
        authorized 175,000,000 shares,
        issued and outstanding 59,858,540
        and 59,113,670 shares                        59,859          59,114
      Paid-in capital                               474,607         453,584
      Retained earnings                             494,726         387,424
      Unearned ESOP shares                          (11,080)        (13,960)
      Preferred stock - non-redeemable               10,041           2,262
---------------------------------------------------------------------------
         Total stockholders' equity               1,028,153         888,424
---------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                    $ 1,710,814       1,491,922
===========================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                       Year ended December 31,
-------------------------------------------------------------------------------
                                                      1996      1995      1994
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                     $  129,077   114,776   100,238
  Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
     Depreciation and amortization                    7,286     6,860     6,603
     Deferred income taxes                            2,934     4,241     5,918
     Earnings of subsidiaries                      (140,372) (123,961) (113,221)
     Loss on investment in unconsolidated
       personal communications services entity        1,100         -         -
     Changes in current assets and current
       liabilities:
        (Increase) decrease in other receivables     (2,639)   (8,947)    7,078
        Increase (decrease) in other accrued
          liabilities                                   329    (3,409)    5,063
        Changes in other current assets and
          other current liabilities, net              3,998    (4,377)    6,014
     Other, net                                       2,197     1,558       766
-------------------------------------------------------------------------------
        Net cash provided by (used in)
          operating activities                        3,910   (13,259)    18,459
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisitions                                      (46,327)  (22,130)  (55,979)
  Capital contributions to subsidiaries             (20,179)  (53,050)  (47,516)
  Dividends received from subsidiaries                  473    52,423     3,841
  (Increase) decrease in receivables
    from subsidiaries                               (45,945)   71,203   (98,917)
  Increase (decrease) in payables to subsidiaries    97,908   (10,271)   70,512
  Investment in unconsolidated personal
    communications services entity                   18,900   (20,000)        -
  Note receivable                                     1,667       833   (25,000)
  Other, net                                         (4,425)   (2,546)   (3,292)
-------------------------------------------------------------------------------
        Net cash provided by (used in)
          investing activities                        2,072    16,462  (156,351)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt           47,500   171,046   147,754
  Payments of long-term debt                        (42,357)   (4,901)   (4,870)
  Notes payable, net                                      -  (158,000)    7,500
  Proceeds from issuance of common stock             10,089     6,522     4,814
  Cash dividends paid                               (21,775)  (19,351)  (17,184)
-------------------------------------------------------------------------------
        Net cash provided by (used in)
          financing activities                       (6,543)   (4,684)  138,014
-------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                     (561)   (1,481)      122

Cash and cash equivalents at beginning of year        1,616     3,097     2,975
-------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR         $    1,055     1,616     3,097
===============================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)  LONG-TERM DEBT

     The approximate annual debt maturities (including sinking fund requirements) for the five years subsequent to December 31, 1996 are as follows:

                             1997 -  $  5.1 million
                             1998 -  $  4.7 million
                             1999 -  $  4.3 million
                             2000 -  $ 67.7 million
                             2001 -  $  5.1 million

(B)  GUARANTEES

     As of December 31, 1996, Century has guaranteed a promissory note for a subsidiary of $2.4 million, as well as the applicable interest and premium. Century has also guaranteed $795,000 in Industrial Development Revenue Bonds originally issued by a subsidiary; such bonds were assumed by the purchaser of the subsidiary's assets.

(C)  DIVIDENDS FROM SUBSIDIARIES

     Dividends paid to Century by consolidated subsidiaries were $472,800, $52.4 million and $3.8 million during 1996, 1995 and 1994, respectively.

(D)  INCOME TAXES AND INTEREST PAID

     Income taxes paid by Century (including amounts reimbursed from subsidiaries) were $56.0 million, $56.9 million and $35.0 million during 1996, 1995 and 1994, respectively.

     Interest paid by Century was $37.3 million, $40.4 million and $32.0 million during 1996, 1995 and 1994, respectively.

(E)  AFFILIATED TRANSACTIONS

     Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. Century recorded intercompany interest income of $26.4 million, $28.2 million and $22.2 million in 1996, 1995 and 1994, respectively.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       CENTURY TELEPHONE ENTERPRISES, INC.

              For the years ended December 31, 1996, 1995 and 1994

                                  Additions
                      Balance at  charged to  Deductions               Balance
                       beginning  costs and     from         Other      at end
Description           of period    expenses  allowance(1)  changes(2) of period
-------------------------------------------------------------------------------
                                         (Dollars in thousands)

Year ended
 December 31, 1996
   Allowance for
    doubtful accounts   $ 2,768     10,155      (9,662)        66        3,327

Year ended
 December 31, 1995
   Allowance for
    doubtful accounts   $ 2,360      7,200      (6,946)       154        2,768

Year ended
 December 31, 1994
   Allowance for
    doubtful accounts   $ 1,473      4,748      (4,139)       278        2,360


(1)  Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.