Form 10-Q
period 1997-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1997-05-08
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997

                                       or

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

                                                      [X] Yes     [ ] No


     As of April 30, 1997, there were 60,090,531 shares of common stock outstanding.



                      CENTURY TELEPHONE ENTERPRISES, INC.

                                TABLE OF CONTENTS


                                                                 Page No.
                                                                 --------

Part I.  Financial Information:

   Item 1.  Financial Statements

        Consolidated Statements of Income--Three Months
         Ended March 31, 1997 and 1996                               3

        Consolidated Balance Sheets--March 31, 1997 and
         December 31, 1996                                           4

        Consolidated Statements of Stockholders' Equity--
         Three Months Ended March 31, 1997 and 1996                  5

        Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 1997 and 1996                  6

        Notes to Consolidated Financial Statements                 7-8

   Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            9-14

Part II. Other Information:

   Item 2.  Changes in Securities                                   15

   Item 6.  Exhibits and Reports on Form 8-K                        15

Signature                                                           16





                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three months
                                                           ended March 31,
---------------------------------------------------------------------------
                                                          1997        1996
---------------------------------------------------------------------------
                                                        (Dollars, except per
                                                         share amounts, and
                                                        shares in thousands)

OPERATING REVENUES
   Telephone                                          $ 117,095     110,631
   Mobile communications                                 65,839      55,004
   Other                                                 16,051      10,179
---------------------------------------------------------------------------
    Total operating revenues                            198,985     175,814
---------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses                 105,962      89,560
   Depreciation and amortization                         35,325      30,739
---------------------------------------------------------------------------
    Total operating expenses                            141,287     120,299
---------------------------------------------------------------------------

OPERATING INCOME                                         57,698      55,515
---------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (11,310)    (11,596)
   Income from unconsolidated cellular entities           5,580       5,634
   Minority interest                                       (364)     (2,556)
   Other income and expense                               1,234         147
---------------------------------------------------------------------------
    Total other income (expense)                         (4,860)     (8,371)
---------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                               52,838      47,144

Income tax expense                                       19,703      17,479
---------------------------------------------------------------------------

NET INCOME                                            $  33,135      29,665
===========================================================================

PRIMARY EARNINGS PER SHARE                            $     .55         .50
===========================================================================

FULLY DILUTED EARNINGS PER SHARE                      $     .55         .50
===========================================================================

DIVIDENDS PER COMMON SHARE                            $   .0925         .09
===========================================================================

AVERAGE PRIMARY SHARES OUTSTANDING                       60,270      59,478
===========================================================================

AVERAGE FULLY DILUTED SHARES OUTSTANDING                 60,880      60,204
===========================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  March 31,    December 31,
                                                    1997           1996
--------------------------------------------------------------------------
                                                   (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                   $    13,675           8,402
   Accounts receivable
     Customers, less allowance of
      $3,635 and $3,327                             60,359          60,181
     Other                                          20,522          26,263
   Materials and supplies, at average cost           8,022           8,222
   Other                                             5,042           6,166
--------------------------------------------------------------------------
                                                   107,620         109,234
--------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                1,168,791       1,149,012
--------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
    less accumulated amortization of
    $70,840 and $67,061                            545,639         532,410
   Other                                           247,797         237,849
--------------------------------------------------------------------------
                                                   793,436         770,259
--------------------------------------------------------------------------
                                               $ 2,069,847       2,028,505
==========================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt        $    20,454          19,919
   Accounts payable                                 54,905          60,548
   Accrued expenses and other liabilities
     Salaries and benefits                          18,897          20,224
     Taxes                                          26,102          13,913
     Interest                                       10,294           5,581
     Other                                          11,566           8,837
   Advance billings and customer deposits           15,506          15,122
--------------------------------------------------------------------------
                                                   157,724         144,144
--------------------------------------------------------------------------

LONG-TERM DEBT                                     614,659         625,930
--------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES             235,410         230,278
--------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
    175,000,000 shares, issued and outstanding
    60,082,376 and 59,858,540 shares                60,082          59,859
   Paid-in capital                                 480,111         474,607
   Retained earnings                               522,210         494,726
   Unearned ESOP shares                            (10,390)        (11,080)
   Preferred stock - non-redeemable                 10,041          10,041
--------------------------------------------------------------------------
                                                 1,062,054       1,028,153
--------------------------------------------------------------------------
                                               $ 2,069,847       2,028,505
==========================================================================

See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             Three months
                                                            ended March 31,
-----------------------------------------------------------------------------
                                                          1997          1996
-----------------------------------------------------------------------------
                                                        (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                   $    59,859        59,114
   Conversion of convertible securities
    into common stock                                       113             -
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans               110           265
   Issuance of common stock for acquisition                   -            15
   Conversion of preferred stock into common stock            -            31
-----------------------------------------------------------------------------

   Balance at end of period                              60,082        59,425
-----------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                       474,607       453,584
   Conversion of convertible securities
    into common stock                                     3,187             -
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans             2,106         5,520
   Issuance of common stock for acquisition                   -           468
   Conversion of preferred stock into common stock            -            90
   Amortization of unearned compensation and other          211           398
-----------------------------------------------------------------------------

   Balance at end of period                             480,111       460,060
-----------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                       494,726       387,424
   Net income                                            33,135        29,665
   Cash dividends declared
      Common stock-$.0925 and $.09 per share,
       respectively                                      (5,523)       (5,311)
      Preferred stock                                      (128)          (36)
-----------------------------------------------------------------------------

   Balance at end of period                             522,210       411,742
-----------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                       (11,080)      (13,960)
   Release of ESOP shares                                   690           690
-----------------------------------------------------------------------------

   Balance at end of period                             (10,390)      (13,270)
-----------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                        10,041         2,262
   Conversion of preferred stock into
    common stock                                              -          (121)
-----------------------------------------------------------------------------

   Balance at end of period                              10,041         2,141
-----------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                          $ 1,062,054       920,098
=============================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Three months
                                                             ended March 31,
------------------------------------------------------------------------------
                                                           1997         1996
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                           $ 33,135       29,665
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                        35,325       30,739
     Deferred income taxes                                 2,159        1,554
     Income from unconsolidated cellular entities         (5,580)      (5,634)
     Minority interest                                       364        2,556
     Loss on investment in unconsolidated
      personal communications services entity                  -        1,100
     Changes in current assets and current liabilities:
       Decrease in accounts receivable                     6,674        1,243
       Decrease in accounts payable                       (5,928)      (9,300)
       Increase in other accrued taxes                    12,291        8,656
       Increase in accrued interest payable                4,713        5,538
       Changes in other current assets and other
        current liabilities, net                           3,153        1,691
     Increase in other noncurrent liabilities              1,308        1,121
     Other, net                                            2,111          892
-----------------------------------------------------------------------------

       Net cash provided by operating activities          89,725       69,821
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment            (43,977)     (41,212)
   Acquisitions, net of cash acquired                    (21,080)           -
   Purchase of life insurance investment                  (4,000)      (5,018)
   Other, net                                              4,556        1,925
-----------------------------------------------------------------------------

       Net cash used in investing activities             (64,501)     (44,305)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt               14,500       40,000
   Payments of long-term debt                            (31,082)     (48,215)
   Notes payable, net                                          -      (14,199)
   Proceeds from issuance of common stock                  2,216        5,770
   Cash dividends                                         (5,651)      (5,347)
   Other, net                                                 66           20
-----------------------------------------------------------------------------

       Net cash used in financing activities             (19,951)     (21,971)
-----------------------------------------------------------------------------

Net increase in cash and cash equivalents                  5,273        3,545

Cash and cash equivalents at beginning of period           8,402        8,540
-----------------------------------------------------------------------------

Cash and cash equivalents at end of period              $ 13,675       12,085
=============================================================================

Supplemental cash flow information:

   Income taxes paid                                    $    725        4,169
=============================================================================

   Interest paid                                        $  6,597        6,058
=============================================================================

See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


(1)   Basis of Financial Reporting

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The financial statements and footnotes included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain 1996 amounts have been reclassified to be consistent with the 1997 presentation.

      The unaudited financial information for the three months ended March 31, 1997 and 1996 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                               March 31,         Dec. 31,
                                                 1997              1996
------------------------------------------------------------------------
                                                 (Dollars in thousands)

  Telephone, at original cost              $ 1,327,745         1,290,289
  Accumulated depreciation                    (445,041)         (417,497)
------------------------------------------------------------------------
                                               882,704           872,792
------------------------------------------------------------------------

  Mobile communications, at cost               277,016           269,389
  Accumulated depreciation                     (81,424)          (75,666)
------------------------------------------------------------------------
                                               195,592           193,723
------------------------------------------------------------------------

  Corporate and other, at cost                 139,978           126,015
  Accumulated depreciation                     (49,483)          (43,518)
------------------------------------------------------------------------
                                                90,495            82,497
------------------------------------------------------------------------
                                           $ 1,168,791         1,149,012
========================================================================


(3)   Earnings from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 1997 and 1996) were accounted for by the equity method.

                                                          Three months
                                                         ended March 31,
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                     (Dollars in thousands)

Results of operations
   Revenues                                        $ 277,570        205,504
   Operating income                                $  85,587         63,439
   Net income                                      $  86,241         64,024
---------------------------------------------------------------------------

(4)   Accounting Pronouncement

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes the requirements for the computation of basic earnings per share and diluted earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The effect of adoption of SFAS 128 is not expected to materially impact the Company's earnings per share.

(5)   Subsequent Event

      On May 5, 1997, the Company consummated a transaction with Brooks Fiber Properties, Inc. ("Brooks") whereby the Company's majority-owned competitive access subsidiary was conveyed to Brooks by means of a merger. The Company received 4.3 million shares of Brooks' common stock and will record a pre-tax gain in the second quarter of 1997 of approximately $70 million ($45 million after-tax; $.75 per fully diluted share).



                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations which might be expected for the entire year.

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1997 Compared
                      to Three Months Ended March 31, 1996

      Net income for the first quarter of 1997 was $33.1 million compared to $29.7 million during the first quarter of 1996. Fully diluted earnings per share increased to $.55 during the three months ended March 31, 1997 from $.50 during the three months ended March 31, 1996, a 10.0% increase.

                                                          Three months
                                                         ended March 31,
---------------------------------------------------------------------------
                                                      1997            1996
---------------------------------------------------------------------------
                                                      (Dollars, except per
                                                       share amounts, and
                                                      shares in thousands)
Operating income
   Telephone                                       $ 40,524          38,619
   Mobile communications                             16,537          16,170
   Other                                                637             726
---------------------------------------------------------------------------
                                                     57,698          55,515
Interest expense                                    (11,310)        (11,596)
Income from unconsolidated cellular entities          5,580           5,634
Minority interest                                      (364)         (2,556)
Other income and expense                              1,234             147
Income taxes                                        (19,703)        (17,479)
---------------------------------------------------------------------------

Net income                                         $ 33,135          29,665
===========================================================================

Fully diluted earnings per share                   $    .55             .50
===========================================================================

Average fully diluted shares outstanding             60,880          60,204
===========================================================================

      Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Three months
                                                         ended March 31,
---------------------------------------------------------------------------
                                                      1997             1996
---------------------------------------------------------------------------
Operating revenues
   Telephone operations                               58.8%            62.9
   Mobile communications operations                   33.1%            31.3
   Other operations                                    8.1%             5.8

Operating income
   Telephone operations                               70.2%            69.6
   Mobile communications operations                   28.7%            29.1
   Other operations                                    1.1%             1.3
---------------------------------------------------------------------------

Telephone Operations

                                                          Three months
                                                         ended March 31,
---------------------------------------------------------------------------
                                                      1997            1996
---------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Local service                                  $  32,188          29,085
   Network access                                    71,542          68,363
   Other                                             13,365          13,183
---------------------------------------------------------------------------
                                                    117,095         110,631
---------------------------------------------------------------------------

Operating expenses
   Plant operations                                  23,596          22,379
   Customer operations                               10,398           9,908
   Corporate and other                               17,454          16,814
   Depreciation and amortization                     25,123          22,911
---------------------------------------------------------------------------
                                                     76,571          72,012
---------------------------------------------------------------------------

Operating income                                  $  40,524          38,619
===========================================================================

      Telephone operating income increased $1.9 million (4.9%) due to an increase in operating revenues of $6.5 million (5.8%) which more than offset an increase in operating expenses of $4.6 million (6.3%).

      The increase in revenues was partially due to a $2.0 million increase in amounts received from the federal Universal Service Fund; a $2.0 million increase due to acquisitions consummated since the first quarter of 1996; a $1.4 million increase which resulted from the increase in the number of customer access lines; a $762,000 increase due to the provision of custom calling features; and a $539,000 increase attributable to the provision of Internet access. These increases were partially offset by a reduction of $750,000 in access revenues due to the reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission which is being phased in through July 1997. In addition, billing and collection revenues decreased $502,000 in the first quarter of 1997 compared to the first quarter of 1996.

      During the first quarter of 1997, operating expenses, exclusive of depreciation and amortization, increased $2.3 million (4.8%) substantially due to a $1.2 million increase in expenses of companies acquired, a $730,000 increase in expenses related to providing Internet access and a $502,000 increase in operating taxes.

      The Company's operating loss from the provision of Internet access was $975,000 in the first quarter of 1997 compared to $736,000 in the first quarter of 1996. The increase in the operating loss was primarily due to costs incurred in the transition of the Company's Internet customer service function from an outside provider to Company employees.

      Depreciation and amortization increased $2.2 million (9.7%) primarily due to higher levels of plant in service.


Cellular Operations and Investments

                                                           Three months
                                                          ended March 31,
---------------------------------------------------------------------------
                                                        1997          1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - mobile communications segment     $ 16,537        16,170
Minority interest - cellular operations                (1,320)       (2,556)
Income from unconsolidated cellular entities            5,580         5,634
---------------------------------------------------------------------------
                                                     $ 20,797        19,248
===========================================================================

      The Company's mobile communications segment (discussed below) reflects 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities."

Mobile Communications Operations
                                                           Three months
                                                          ended March 31,
---------------------------------------------------------------------------
                                                        1997          1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
   Service revenues                                  $ 64,584        54,043
   Equipment sales                                      1,255           961
---------------------------------------------------------------------------
                                                       65,839        55,004
---------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                               3,930         2,857
   System operations                                   10,326         6,896
   General, administrative and customer service        14,215        12,199
   Sales and marketing                                 11,570         9,479
   Depreciation and amortization                        9,261         7,403
---------------------------------------------------------------------------
                                                       49,302        38,834
---------------------------------------------------------------------------

Operating income                                     $ 16,537        16,170
===========================================================================

      Mobile communications operating income increased $367,000 (2.3%) to $16.5 million in the first quarter of 1997 from $16.2 million in the first quarter of 1996. Mobile communications operating revenues increased $10.8 million (19.7%) while operating expenses increased $10.5 million (27.0%).

      The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the first quarter of 1997 and 1996 was 372,500 and 297,800, respectively. Access and usage revenues increased $8.0 million (20.6%) in the first quarter of 1997 and roaming and toll revenues increased $3.2 million (23.5%).

      The average monthly cellular service revenue per customer declined to $58 during the first quarter of 1997 from $60 during the first quarter of 1996. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

      Equipment sales increased $294,000 in the first quarter of 1997 compared to the first quarter of 1996. The increase in cost of sales during the first quarter of 1997 resulted from the increase in the number of cellular phones sold.

      System operations expenses increased $3.4 million (49.7%) in the first quarter of 1997 primarily due to a $1.8 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and a $561,000 increase in cell site expenses associated with a higher number of cell sites in service.

      General, administrative and customer service expenses increased $2.0 million (16.5%) primarily due to increased expenses resulting from a larger customer base, such as customer service ($1.2 million), billing costs ($386,000) and provision for doubtful accounts ($236,000). The remainder of the increase was primarily due to increases in general office expenses.

      The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.51% for the first quarter of 1997 and 2.28% for the first quarter of 1996.

      During the first quarter of 1997, sales and marketing expenses increased $2.1 million (22.1%) primarily due to a $1.1 million increase in costs incurred in selling products and services in retail locations, including Company-owned stores, a $397,000 increase in commissions paid to agents for selling cellular services to new customers and a $387,000 increase in advertising expense.

      Depreciation and amortization increased $1.9 million (25.1%) due primarily to a higher level of plant in service.

Other Operations

      Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's majority-owned competitive access subsidiary and the Company's nonregulated long distance and operator services operations. Of the $5.9 million (57.7%) increase in operating revenues in the first quarter of 1997, $3.2 million was applicable to the long distance and operator services operations and $1.3 million related to the installation of fiber optic cable for other telecommunications providers by the competitive access subsidiary. Of the $6.0 million (63.1%) increase in operating expenses, $1.2 million was incurred by the long distance and operator services operations and $3.4 million was incurred by the competitive access subsidiary. During the first quarter of 1997, the operating loss of the competitive access subsidiary ($2.4 million) was $1.4 million greater than in 1996.

      On May 5, 1997, the Company's competitive access subsidiary was conveyed to Brooks Fiber Properties, Inc. ("Brooks") by means of a merger in exchange for shares of Brooks' publicly-traded stock. Under the terms of a related management agreement, the results of operations of the competitive access subsidiary were effectively assumed by Brooks as of April 1, 1997.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $2.2 million (85.8%) due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership. In addition, minority interest decreased $756,000 as a result of allocating thereto the minority interest owner's portion of the loss of the Company's competitive access subsidiary during the first quarter of 1997. In the first quarter of 1996, no portion of the loss of such subsidiary was allocated to minority interest because the minority interest owner's equity had been depleted and, at that time, there was no assurance that such negative equity would be recovered.

Other Income and Expense

      Other income and expense for the first quarter of 1997 was $1.2 million compared to $147,000 during the first quarter of 1996. The first quarter of 1996 included a non-recurring charge of $1.1 million which related to the Company's withdrawal of its investment in an entity formed to bid on Personal Communications Services ("PCS") licenses after such entity withdrew from the federal auction in 1996.

Income Tax Expense

      Income tax expense increased $2.2 million in the first quarter of 1997 compared to the first quarter of 1996 primarily due to an increase in income before taxes. The effective income tax rate was 37.3% and 37.1% in the three months ended March 31, 1997 and 1996, respectively.


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

      Net cash provided by operating activities was $89.7 million during the first three months of 1997 compared to $69.8 million during the first three months of 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $64.5 million and $44.3 million for the three months ended March 31, 1997 and 1996, respectively. Payments for property, plant and equipment were $2.8 million more in the first quarter of 1997 than in the comparable period during 1996. Capital expenditures for the three months ended March 31, 1997 were $24.6 million for telephone, $9.8 million for mobile communications and $9.6 million for other operations. Cash used in connection with acquisitions was $21.1 million in the first three months of 1997, substantially all of which was applicable to the acquisition of telephone properties in Wisconsin.

      Net cash used in financing activities was $20.0 million during the first three months of 1997 compared to $22.0 million during the first three months of 1996. Net payments, including notes payable and long-term debt, were $5.8 million less during the first quarter of 1997 compared to the first quarter of 1996. Proceeds from the issuance of common stock decreased $3.6 million during the first quarter of 1997 compared to the first quarter of 1996.

      Budgeted capital expenditures for 1997 total $102 million for telephone operations and $67 million for mobile communications operations. Revised budgeted capital expenditures for 1997 for corporate and other operations total $14 million.

      As of March 31, 1997, Century's telephone subsidiaries had available for use $138.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $109.1 million of undrawn committed bank lines of credit. In addition, approximately $130.0 million of uncommitted credit facilities were available to Century at March 31, 1997. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

      On April 11, 1997, the Company entered into a letter of intent subject to, among other things, the negotiation and execution of a definitive agreement, under which the Company would acquire certain cellular properties and PCS licenses primarily in Wisconsin and Michigan in exchange for certain of the Company's telephone operations plus cash of approximately $164 million. The Company anticipates that it would fund the cash portion of the transaction by utilizing its existing committed and uncommitted credit facilities until permanent financing is obtained.


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

      On May 7, 1997, the Federal Communications Commission adopted orders on universal service and access charges, as mandated by the Telecommunications Act of 1996. Once the orders have been issued, the Company will review such orders in detail to determine the expected impact on the Company and on our customers.


                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.


Item 2.    Changes in Securities
-------    ---------------------

      In connection with its dividend reinvestment and stock purchase plan, on March 21 and April 15, 1997, the Company inadvertently issued to its existing shareholders an aggregate of 25,005 shares that were neither registered under the federal securities laws nor exempt from registration. In exchange for these shares, the Company received payments of $756,671. Any shareholder who purchased any of such shares from the Company may rescind their purchase or may recover damages if they no longer own the shares.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

      A.   Exhibits
           --------

           10.1 Amendment, dated February 25, 1997, to Registrant's Amended and Restated 1995 Incentive Compensation Plan.

           10.2 Amendment, dated February 25, 1997, to Registrant's Key Employee Incentive Compensation Plan.

           10.3 Amendment, dated February 25, 1997, to Registrant's 1983 Restricted Stock Plan.

           10.4 Amendment, dated December 31, 1996, to Registrant's Stock Bonus Plan, PAYSOP and Trust.

           10.5 Amendment, dated December 31, 1996, to Registrant's Employee Stock Ownership Plan.

           10.6 Amendments, dated March 18, 1997, to Registrant's Employee Stock Ownership Plan.

           11    Computations of Earnings Per Share.

           27    Financial Data Schedule.

      B.   Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: May 8, 1997                   /s/ Murray H. Greer
                                    -------------------
                                        Murray H. Greer
                                        Controller
                                        (Principal Accounting Officer)