Form 10-Q
period 1997-06-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1997-08-11
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

                                       or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                         Commission File Number: 1-7784


                       CENTURY TELEPHONE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


           Louisiana                                          72-0651161
   (State of incorporation)                                (I.R.S. Employer
                                                          Identification No.)

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

                                                      [X] Yes      [  ] No

       As of July 31, 1997, there were 60,354,401 shares of common stock outstanding.




                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------

Part I.   Financial Information:

   Item 1.  Financial Statements
      Consolidated Statements of Income--Three Months and Six
         Months Ended June 30, 1997 and 1996                             3

      Consolidated Balance Sheets--June 30, 1997 and
         December 31, 1996                                               4

      Consolidated Statements of Stockholders' Equity--
         Six Months Ended June 30, 1997 and 1996                         5

      Consolidated Statements of Cash Flows--
         Six Months Ended June 30, 1997 and 1996                         6

      Notes to Consolidated Financial Statements                       7-8

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-20

Part II.  Other Information:

   Item 4.  Submission of Matters To a Vote of Security Holders         21

   Item 5.  Other Information                                        21-23

   Item 6.  Exhibits and Reports on Form 8-K                         23-24


                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three months         Six months
                                          ended June 30       ended June 30
---------------------------------------------------------------------------
                                        1997      1996       1997     1996
---------------------------------------------------------------------------
                                        (Dollars, except per share amounts,
                                         and shares expressed in thousands)
OPERATING REVENUES
   Telephone                        $ 120,425   111,403    237,520  222,034
   Mobile communications               74,470    63,588    140,309  118,592
   Other                               15,681    11,547     31,732   21,726
---------------------------------------------------------------------------
     Total operating revenues         210,576   186,538    409,561  362,352
---------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating
     expenses                         111,830    96,421    217,792  185,981
   Depreciation and amortization       36,341    32,420     71,666   63,159
---------------------------------------------------------------------------
     Total operating expenses         148,171   128,841    289,458  249,140
---------------------------------------------------------------------------

OPERATING INCOME                       62,405    57,697    120,103  113,212
---------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sales of assets             70,121         -     70,121        -
   Interest expense                   (11,054)  (11,353)   (22,364) (22,949)
   Income from unconsolidated
     cellular entities                  7,799     6,960     13,379   12,594
   Minority interest                   (1,541)   (1,973)    (1,905)  (4,529)
   Other income and expense             1,059       910      2,293    1,057
---------------------------------------------------------------------------
     Total other income (expense)      66,384    (5,456)    61,524  (13,827)
---------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE      128,789    52,241    181,627   99,385

Income tax expense                     45,613    19,300     65,316   36,779
---------------------------------------------------------------------------

NET INCOME                          $  83,176    32,941    116,311   62,606
===========================================================================

PRIMARY EARNINGS PER SHARE          $    1.38       .55       1.93     1.05
===========================================================================

FULLY DILUTED EARNINGS PER SHARE    $    1.36       .55       1.91     1.04
===========================================================================

DIVIDENDS PER COMMON SHARE          $   .0925       .09       .185      .18
===========================================================================

AVERAGE PRIMARY SHARES
  OUTSTANDING                          60,372    59,969     60,321   59,723
===========================================================================

AVERAGE FULLY DILUTED SHARES
  OUTSTANDING                          61,099    60,695     60,989   60,449
===========================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30,    December 31,
                                                      1997          1996
---------------------------------------------------------------------------
                                                    (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                     $    12,088          8,402
   Accounts receivable
     Customers, less allowance of
       $3,131 and $3,327                              66,826         60,181
     Other                                            35,531         26,263
   Materials and supplies, at average cost             6,613          8,222
   Other                                               4,033          6,166
---------------------------------------------------------------------------
                                                     125,091        109,234
---------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                  1,139,708      1,149,012
---------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less
     accumulated amortization of $74,745
     and $67,061                                     543,512        532,410
   Other                                             416,148        237,849
---------------------------------------------------------------------------
                                                     959,660        770,259
---------------------------------------------------------------------------
                                                 $ 2,224,459      2,028,505
===========================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt          $    20,615         19,919
   Accounts payable                                   57,570         60,548
   Accrued expenses and other liabilities
     Salaries and benefits                            19,814         20,224
     Taxes                                            17,737         13,913
     Interest                                          4,945          5,581
     Other                                            11,530          8,837
   Advance billings and customer deposits             16,003         15,122
---------------------------------------------------------------------------
                                                     148,214        144,144
---------------------------------------------------------------------------

LONG-TERM DEBT                                       630,232        625,930
---------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES               278,957        230,278
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and
     outstanding 60,152,084 and 59,858,540 shares     60,152         59,859
   Paid-in capital                                   482,211        474,607
   Unrealized holding gain on investments,
     net of taxes                                     24,565              -
   Retained earnings                                 599,727        494,726
   Unearned ESOP shares                               (9,640)       (11,080)
   Preferred stock - non-redeemable                   10,041         10,041
---------------------------------------------------------------------------
                                                   1,167,056      1,028,153
---------------------------------------------------------------------------
                                                 $ 2,224,459      2,028,505
===========================================================================

See accompanying notes to consolidated financial statements.


                     CENTURY TELEPHONE ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                                                              Six months
                                                            ended June 30
---------------------------------------------------------------------------
                                                          1997        1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                   $    59,859      59,114
   Issuance of common stock for acquisitions                  -         257
   Conversion of convertible securities into
     common stock                                           113           -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans              180         306
   Conversion of preferred stock into common stock            -          31
---------------------------------------------------------------------------

   Balance at end of period                              60,152      59,708
---------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                       474,607     453,584
   Issuance of common stock for acquisitions                  -       8,201
   Conversion of convertible securities into
     common stock                                         3,187           -
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans            4,079       6,720
   Amortization of unearned compensation and other          338         738
   Conversion of preferred stock into common stock            -          90
---------------------------------------------------------------------------

   Balance at end of period                             482,211     469,333
---------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
   Balance at beginning of period                             -           -
   Change in unrealized holding gain
     on investments, net of taxes                        24,565           -
---------------------------------------------------------------------------

   Balance at end of period                              24,565           -
---------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                       494,726     387,424
   Net income                                           116,311      62,606
   Cash dividends declared
     Common stock-$.185 and $.18 per
       share, respectively                              (11,055)    (10,652)
     Preferred stock                                       (255)       (164)
---------------------------------------------------------------------------

   Balance at end of period                             599,727     439,214
---------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                       (11,080)    (13,960)
   Release of ESOP shares                                 1,440       1,440
---------------------------------------------------------------------------

   Balance at end of period                              (9,640)    (12,520)
---------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                        10,041       2,262
   Issuance of preferred stock for acquisition                -       7,975
   Conversion of preferred stock into common stock            -        (121)
---------------------------------------------------------------------------

   Balance at end of period                              10,041      10,116
---------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                          $ 1,167,056     965,851
===========================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                              Six months
                                                            ended June 30
---------------------------------------------------------------------------
                                                          1997        1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                        $  116,311      62,606
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                      71,666      63,159
      Deferred income taxes                              29,667       2,893
      Income from unconsolidated cellular entities      (13,379)    (12,594)
      Minority interest                                   1,905       4,529
      Loss on investment in unconsolidated personal
        communications services entity                        -       1,100
      Gain on sales of assets                           (70,121)          -
      Changes in current assets and current
        liabilities:
        Increase in accounts receivable                 (15,670)     (6,593)
        Decrease in accounts payable                     (4,187)     (5,438)
        Increase in other accrued taxes                   5,343       2,544
        Other current assets and other current
          liabilities, net                                7,012       5,983
      Increase in other noncurrent liabilities            3,382       3,570
      Other, net                                         (1,522)      3,841
---------------------------------------------------------------------------
        Net cash provided by operating activities       130,407     125,600
---------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment           (87,419)    (99,321)
   Acquisitions, net of cash acquired                   (23,548)    (17,022)
   Reimbursement of investment in unconsolidated
     personal communications services entity                  -      18,900
   Distributions from unconsolidated
     cellular entities                                    5,723       5,129
   Purchase of life insurance investment                (11,998)     (5,248)
   Other, net                                            (2,269)        624
---------------------------------------------------------------------------
        Net cash used in investing activities          (119,511)    (96,938)
---------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt              28,500      45,395
   Payments of long-term debt                           (28,782)    (50,822)
   Notes payable, net                                         -     (14,199)
   Proceeds from issuance of common stock                 4,258       7,011
   Cash dividends                                       (11,310)    (10,816)
   Other, net                                               124         121
---------------------------------------------------------------------------
        Net cash used in financing activities            (7,210)    (23,310)
---------------------------------------------------------------------------

Net increase in cash and cash equivalents                 3,686       5,352
Cash and cash equivalents at beginning of period          8,402       8,540
---------------------------------------------------------------------------
Cash and cash equivalents at end of period           $   12,088      13,892
===========================================================================

Supplemental cash flow information:
   Income taxes paid                                 $   38,402      34,851
   Interest paid                                     $   23,000      23,405

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)



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

     The unaudited financial information for the three months and six months ended June 30, 1997 and 1996 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                                  June 30,  December 31,
                                                    1997        1996
------------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost                    $1,350,418     1,290,289
Accumulated depreciation                         (467,228)     (417,497)
-----------------------------------------------------------------------
                                                  883,190       872,792
-----------------------------------------------------------------------

Mobile communications, at cost                    291,379       269,389
Accumulated depreciation                          (88,962)      (75,666)
-----------------------------------------------------------------------
                                                  202,417       193,723
-----------------------------------------------------------------------

Corporate and other, at cost                      102,266       126,015
Accumulated depreciation                          (48,165)      (43,518)
-----------------------------------------------------------------------
                                                   54,101        82,497
-----------------------------------------------------------------------
                                               $1,139,708     1,149,012
=======================================================================

(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 1997 and 1996) were accounted for by the equity method.


                                                              Six months
                                                            ended June 30
---------------------------------------------------------------------------
                                                          1997        1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)

Results of operations
   Revenues                                          $  607,564     459,275
   Operating income                                  $  198,951     142,288
   Net income                                        $  199,927     143,132
---------------------------------------------------------------------------

(4)   Accounting Pronouncement

      In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes requirements for the computation of basic earnings per share and diluted earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The effect of adoption of SFAS 128 is not expected to materially impact the Company's diluted earnings per share.

(5)   Gain on Sales of Assets

      In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") in exchange for 4.3 million shares of Brooks' common stock. The Company recorded a pre-tax gain in the second quarter of 1997 of approximately $71 million ($46 million after-tax; $.75 per fully diluted share).

(6)   Investments in Marketable Equity Securities

      Marketable equity securities owned by the Company, substantially all of which were received as proceeds from the sale of the Company's competitive access subsidiary to Brooks in May 1997, are classified as available-for-sale and are reported at fair value, with unrealized holding gains and losses reported, net of tax, as a separate component of stockholders' equity. As of June 30, 1997, gross unrealized holding gains of the Company's marketable equity securities were $37.8 million.

(7)   Pending Acquisition

      On June 11, 1997, the Company signed a definitive purchase agreement with PacifiCorp Holdings, Inc. ("Holdings") to acquire the stock of Holdings' wholly-owned telecommunications subsidiary, Pacific Telecom, Inc. ("PTI"). PTI provides local exchange telephone service in four midwestern states, seven western states and Alaska. PTI also has cellular ownership interests in six states.

      The Company will pay $1.523 billion in cash and will assume PTI's debt, estimated to approximate $700 million at closing, including $232 million associated with PTI's pending acquisitions. The Company has obtained a $1.6 billion commitment for initial financing through 5-year senior unsecured bank debt facilities fully underwritten by NationsBank.

      The Company anticipates completing the transaction no later than the first quarter of 1998 subject to the receipt of various regulatory approvals and certain other closing conditions.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included below should be read in conjunction with MD&A and other information included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the results of operations which might be expected for the entire year.

      Century Telephone Enterprises, Inc. (the "Company") is a regional diversified telecommunications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At June 30, 1997, the Company's local exchange telephone subsidiaries operated over 525,000 telephone access lines primarily in rural, suburban and small urban areas in 14 states, and the Company's majority-owned and operated cellular entities had more than 398,000 cellular subscribers. In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") in exchange for 4.3 million shares of Brooks' common stock. In June 1997 Century agreed to purchase Pacific Telecom, Inc. ("PTI") in exchange for $1.523 billion cash plus the assumption of PTI's debt. PTI provides local exchange telephone services to approximately 570,000 telephone access lines (not including PTI's pending acquisition of approximately 70,000 access lines) and operates cellular entities that serve more than 96,000 subscribers.

                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1997 Compared
                       to Three Months Ended June 30, 1996

      Net income for the second quarter of 1997, exclusive of the $45.6 million after-tax gain on sales of assets, increased $4.7 million (14.1%) to $37.6 million from $32.9 million during the second quarter of 1996. Fully diluted earnings per share, exclusive of the gain, increased to $.62 during the second quarter of 1997 compared to $.55 during the second quarter of 1996, a 12.7% increase.

                                                           Three months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                       (Dollars, except per
                                                        share amounts, and
                                                       shares in thousands)

Operating income
   Telephone                                       $  38,972         37,796
   Mobile communications                              21,812         19,782
   Other                                               1,621            119
---------------------------------------------------------------------------
                                                      62,405         57,697
Gain on sales of assets                               70,121              -
Interest expense                                     (11,054)       (11,353)
Income from unconsolidated cellular entities           7,799          6,960
Minority interest                                     (1,541)        (1,973)
Other income and expense                               1,059            910
Income taxes                                         (45,613)       (19,300)
---------------------------------------------------------------------------

Net income                                         $  83,176         32,941
===========================================================================

Fully diluted earnings per share                   $    1.36            .55
===========================================================================

Average fully diluted shares outstanding              61,099         60,695
===========================================================================


      Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended June 30, 1997 and 1996 were as follows:

                                                           Three months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
Operating revenues
   Telephone operations                                57.2%           59.7
   Mobile communications operations                    35.4%           34.1
   Other operations                                     7.4%            6.2

Operating income
   Telephone operations                                62.5%           65.5
   Mobile communications operations                    34.9%           34.3
   Other operations                                     2.6%             .2
---------------------------------------------------------------------------

Telephone Operations

                                                           Three months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
   Local service                                    $ 33,118         30,209
   Network access                                     72,480         68,338
   Other                                              14,827         12,856
---------------------------------------------------------------------------
                                                     120,425        111,403
---------------------------------------------------------------------------

Operating expenses
   Plant operations                                   24,446         22,318
   Customer operations                                12,345         10,917
   Corporate and other                                18,783         16,603
   Depreciation and amortization                      25,879         23,769
---------------------------------------------------------------------------
                                                      81,453         73,607
---------------------------------------------------------------------------
Operating income                                    $ 38,972         37,796
===========================================================================

      Telephone operating income increased $1.2 million (3.1%) due to an increase in operating revenues of $9.0 million (8.1%) which more than offset an increase in operating expenses of $7.8 million (10.7%).

      The increase in revenues was partially due to a $2.6 million increase in amounts received from the federal Universal Service Fund; a $1.5 million increase due to acquisitions consummated since the first quarter of 1996; a $1.7 million increase resulting from an increase in the number of access lines served; a $1.4 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; a $770,000 increase due to the increased demand for custom calling features; and a $655,000 increase in Internet access revenues attributable to growth in the number of customers. These increases were partially offset by a reduction of $1.0 million in access revenues due to the reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission which was phased in through July 1997. See Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996 - Telephone Operations for additional information.

      During the second quarter of 1997, operating expenses, exclusive of depreciation and amortization, increased $5.7 million (11.5%) substantially due to an $898,000 increase in expenses (exclusive of sales and marketing expenses) related to providing Internet access services; an $800,000 increase in sales and marketing expenses; $700,000 of expenses of companies acquired; and a $552,000 increase in the provision for doubtful accounts. The remainder of the increase was due to increases in general operating expenses.

      The Company's operating loss from providing Internet access services was $1.2 million in the second quarter of 1997 compared to $772,000 in the second quarter of 1996. Since the second quarter of 1996, the Company has expanded its service areas, enhanced its network and expanded its customer service functions in order to provide service to a larger number of customers and to improve customer service.

      Depreciation and amortization increased $2.1 million (8.9%) primarily due to higher levels of plant in service.

Cellular Operations and Investments
                                                            Three months
                                                            ended June 30
---------------------------------------------------------------------------
                                                       1997            1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)

Operating income - mobile
  communications segment                            $ 21,812         19,782
Minority interest - cellular operations               (1,776)        (2,051)
Income from unconsolidated cellular entities           7,799          6,960
---------------------------------------------------------------------------
                                                    $ 27,835         24,691
===========================================================================

      The Company's mobile communications operations (discussed below) reflects 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities."

Mobile Communications Operations
                                                            Three months
                                                            ended June 30
---------------------------------------------------------------------------
                                                       1997            1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues
  Service revenues                                  $ 73,053         62,554
  Equipment sales                                      1,417          1,034
---------------------------------------------------------------------------
                                                      74,470         63,588
---------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                              3,456          2,865
   System operations                                  11,071          9,457
   General, administrative and customer service       14,263         12,898
   Sales and marketing                                13,857         10,728
   Depreciation and amortization                      10,011          7,858
---------------------------------------------------------------------------
                                                      52,658         43,806
---------------------------------------------------------------------------

Operating income                                    $ 21,812         19,782
===========================================================================

      Mobile communications operating income increased $2.0 million (10.3%) to $21.8 million in the second quarter of 1997 from $19.8 million in the second quarter of 1996. Mobile communications operating revenues increased $10.9 million (17.1%) while operating expenses increased $8.9 million (20.2%).

      The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the second quarter of 1997 and 1996 was 388,300 and 316,100, respectively. Access and usage revenues increased $7.4 million (16.7%) in the second quarter of 1997 and roaming and toll revenues increased $3.3 million (19.3%).

      The average monthly cellular service revenue per customer declined to $63 during the second quarter of 1997 from $66 during the second quarter of 1996. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

      Equipment sales increased $383,000 in the second quarter of 1997 compared to the second quarter of 1996. The increase in cost of sales during the second quarter of 1997 resulted from the increase in the number of cellular phones sold.

      System operations expenses increased $1.6 million (17.1%) in the second quarter of 1997 primarily due to (i) a $798,000 increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and (ii) a $577,000 increase in cell site expenses associated with a higher number of cell sites in service.

      General, administrative and customer service expenses increased $1.4 million (10.6%) primarily due to increased expenses resulting from a larger customer base, such as customer service ($1.0 million) and billing costs ($784,000). Such increases were partially offset by a $732,000 decrease in the provision for doubtful accounts.

      The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.16% for the second quarter of 1997 and 2.10% for the second quarter of 1996.

      During the second quarter of 1997, sales and marketing expenses increased $3.1 million (29.2%) primarily due to a $1.8 million increase in advertising expense and a $1.3 million increase in costs incurred in selling products and services in retail locations, including Company-owned stores.

      Depreciation and amortization increased $2.2 million (27.4%) due primarily to a higher level of plant in service.

Other Operations

      Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's nonregulated long distance and operator services operations. Operating revenues of the long distance and operator services operations increased $4.8 million during the second quarter of 1997 while operating expenses of such operations increased $4.7 million.


      In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks in exchange for 4.3 million shares of Brooks' publicly-traded common stock. Under the terms of a related management agreement, the results of operations of the competitive access subsidiary were effectively assumed by Brooks as of April 1, 1997. Operating revenues and expenses in the second quarter of 1996 applicable to the competitive access subsidiary were $772,000 and $2.4 million, respectively.

Gain on Sales of Assets

      Gain on sales of assets during the second quarter of 1997 included a pre-tax gain of $71 million ($46 million after-tax: $.75 per fully diluted share) as a result of the sale of the Company's competitive access subsidiary to Brooks in May 1997. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $432,000 (21.9%) due primarily to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership.

Income Tax Expense

      Income tax expense increased $26.3 million in the second quarter of 1997 compared to the second quarter of 1996 primarily due to the gain on sales of assets. The effective income tax rate was 35.4% and 36.9% for the three months ended June 30, 1997 and 1996, respectively.


                     Six Months Ended June 30, 1997 Compared
                        to Six Months Ended June 30, 1996

      Net income for the first six months of 1997, exclusive of the $45.6 million after-tax gain on sales of assets, increased $8.1 million (13.0%) to $70.7 million from $62.6 million during the first six months of 1996. The increase was principally due to a $6.9 million increase in operating income. Excluding gain on sales of assets, fully diluted earnings per share increased to $1.16 for the six months ended June 30, 1997 from $1.04 during the six months ended June 30, 1996, an 11.5% increase.


                                                            Six months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands,
                                                     except per share amounts)
Operating income
   Telephone                                       $  79,496         76,415
   Mobile communications                              38,349         35,952
   Other                                               2,258            845
---------------------------------------------------------------------------
                                                     120,103        113,212
Gain on sales of assets                               70,121              -
Interest expense                                     (22,364)       (22,949)
Income from unconsolidated cellular entities          13,379         12,594
Minority interest                                     (1,905)        (4,529)
Other income and expense                               2,293          1,057
Income tax expense                                   (65,316)       (36,779)
---------------------------------------------------------------------------

Net income                                         $ 116,311         62,606
===========================================================================

Fully diluted earnings per share                   $    1.91           1.04
===========================================================================

Average fully diluted shares outstanding              60,989         60,449
===========================================================================

      Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Six months
                                                         ended June 30
---------------------------------------------------------------------------
                                                       1997        1996
---------------------------------------------------------------------------

Operating revenues
   Telephone operations                                58.0%       61.3
   Mobile communications operations                    34.3%       32.7
   Other operations                                     7.7%        6.0

Operating income
   Telephone operations                                66.2%       67.5
   Mobile communications operations                    31.9%       31.8
   Other operations                                     1.9%         .7
---------------------------------------------------------------------------

Telephone Operations

                                                            Six months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating revenues
   Local service                                   $  65,306         59,294
   Network access                                    144,022        136,701
   Other                                              28,192         26,039
---------------------------------------------------------------------------
                                                     237,520        222,034
---------------------------------------------------------------------------

Operating expenses
   Plant operations                                   48,042         44,697
   Customer operations                                22,743         20,825
   Corporate and other                                36,237         33,417
   Depreciation and amortization                      51,002         46,680
---------------------------------------------------------------------------
                                                     158,024        145,619
---------------------------------------------------------------------------

Operating income                                   $  79,496         76,415
===========================================================================


      Telephone operating income increased $3.1 million (4.0%) due to an increase in operating revenues of $15.5 million (7.0%) which more than offset an increase in operating expenses of $12.4 million (8.5%).

      The increase in revenues was primarily due to a $4.6 million increase in amounts received from the federal Universal Service Fund; a $3.7 million increase due to acquisitions consummated since the first quarter of 1996; a $3.0 million increase resulting from an increase in the number of access lines served; a $1.9 million increase in revenues due to an increase in minutes of use; a $1.9 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; a $1.5 million increase due to the increased demand for custom calling features; and a $1.2 million increase in Internet access revenues attributable to growth in the number of customers.

      Such increases in revenues were partially offset by a $2.0 million reduction in the Company's access revenues due to the reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which was phased in through July 1997. In addition, billing and collection revenues decreased $727,000 during the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

      On June 10, 1997, the LPSC adopted a Consumer Price Protection Plan (the "Plan") for Century's telephone subsidiaries operating in Louisiana, effective July 2, 1997. The new form of regulation will focus primarily on price and quality of service as opposed to rate of return regulation. Under the Plan, Century's Louisiana telephone subsidiaries' local rates will be frozen for a period of three years and access rates will be frozen for a period of two years. Although the Plan has no specified term, it will be reviewed by the LPSC three years from the effective date. Century's Louisiana telephone subsidiaries have the option to propose a new plan at any time if (i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impair its financial health.

      During the first six months of 1997, operating expenses, exclusive of depreciation and amortization, increased $8.1 million (8.2%) primarily due to $1.7 million of expenses of companies acquired; a $1.5 million increase in expenses (exclusive of sales and marketing expenses) related to providing Internet access services; a $1.2 million increase in sales and marketing expenses; an $861,000 increase in the provision for doubtful accounts; and a $763,000 increase in advalorem taxes. The remainder of the increase was due to increases in general operating expenses.

      The Company's operating loss from providing Internet access services was $2.1 million in the first six months of 1997 compared to $1.5 million in the first six months of 1996. Since the second quarter of 1996, the Company has expanded its service areas, enhanced its network and expanded its customer service functions in order to provide service to a larger number of customers and to improve customer service.

      Depreciation and amortization increased $4.3 million (9.3%) primarily due to higher levels of plant in service ($2.8 million) and acquisitions ($920,000).


Cellular Operations and Investments
                                                            Six months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - mobile communications
  segment                                          $  38,349         35,952
Minority interest - cellular operations               (3,096)        (4,607)
Income from unconsolidated cellular
  entities                                            13,379         12,594
---------------------------------------------------------------------------
                                                   $  48,632         43,939
===========================================================================

      The Company's mobile communications operations (discussed below) reflects 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities." See Income From Unconsolidated Cellular Entities for additional information.

Mobile Communications Operations

                                                            Six months
                                                           ended June 30
---------------------------------------------------------------------------
                                                       1997           1996
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating revenues
   Service revenues                                $ 137,637        116,597
   Equipment sales                                     2,672          1,995
---------------------------------------------------------------------------
                                                     140,309        118,592
---------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                              7,386          5,722
   System operations                                  21,397         16,353
   General, administrative and
     customer service                                 28,478         25,097
   Sales and marketing                                25,427         20,207
   Depreciation and amortization                      19,272         15,261
---------------------------------------------------------------------------
                                                     101,960         82,640
---------------------------------------------------------------------------

Operating income                                   $  38,349         35,952
===========================================================================

      Mobile communications operating income increased $2.4 million (6.7%) to $38.3 million in the first six months of 1997 from $36.0 million in the first six months of 1996. Mobile communications operating revenues increased $21.7 million (18.3%) which more than offset an increase in operating expenses of $19.3 million (23.4%).

      The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets during the first six months of 1997 and 1996 was 380,400 and 306,900, respectively. Access and usage revenues increased $15.6 million (18.6%) in the first six months of 1997 and roaming and toll revenues increased $6.4 million (21.2%).

      The average monthly cellular service revenue per customer declined to $60 during the first six months of 1997 from $63 during the first six months of 1996. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

      System operations expenses increased $5.0 million (30.8%) during the six months ended June 30, 1997 primarily due to (i) a $2.5 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and (ii) a $1.1 million increase in cell site expenses associated with a higher number of cell sites in service.

      General, administrative and customer service expenses increased $3.4 million (13.5%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention costs ($2.2 million) and billing costs ($1.2 million).

      The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.33% for the first six months of 1997 and 2.19% for the first six months of 1996.

      Sales and marketing expenses increased $5.2 million (25.8%) primarily due to a $2.4 million increase in costs incurred in selling products and services in retail locations, including Company-owned stores and a $2.2 million increase in advertising expense.

      Depreciation and amortization increased $4.0 million (26.3%) due primarily to a higher level of plant in service.

Other Operations

      Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks in May 1997) and the Company's nonregulated long distance and operator services operations. Of the $10.0 million (46.1%) increase in operating revenues during the six months ended June 30, 1997 compared to the six months ended June 30, 1996, $8.7 million was applicable to the long distance and operator services operations. Of the $8.6 million (41.2%) increase in operating expenses, $6.8 million was incurred by the long distance and operator services operations. As mentioned above, the Company's competitive access subsidiary was sold in May 1997 and the results of operations of such subsidiary were effectively assumed by Brooks as of April 1, 1997. The operating loss of the Company's competitive access subsidiary in 1997 was $2.4 million compared to $2.6 million during the first six months of 1996.

Gain on Sales of Asset

      Gain on sales of assets included a pre-tax gain of $71 million ($46 million after-tax: $.75 per fully diluted share) as a result of the sale of the Company's competitive access subsidiary to Brooks in May 1997. For additional information, see Note 5 of Notes to Consolidated Financial Statements.


Income from Unconsolidated Cellular Entities

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $785,000 (6.2%) during the first six months of 1997 compared to the first six months of 1996 due to improvement in profitability of the cellular entities in which the Company owns less than a majority interest.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $2.6 million (57.9%), of which $1.7 million was due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership. In addition, minority interest decreased $756,000 during 1997 as a result of allocating thereto a portion of the loss of the Company's majority-owned competitive access subsidiary to the minority shareholders. In the first six months of 1996, no portion of the loss of such subsidiary was allocated to minority interest.

Other Income and Expense

      Other income and expense for the first six months of 1997 was $2.3 million compared to $1.1 million during the first six months of 1996. The first quarter of 1996 included a non-recurring charge of $1.1 million which related to the Company's withdrawal of its investment in an entity formed to bid on Personal Communications Services ("PCS") licenses after such entity withdrew from the federal auction in 1996.

Income Tax Expense

      Income tax expense increased $28.5 million (77.6%) in the first six months of 1997 compared to the first six months of 1996 primarily due to the second quarter 1997 gain on sales of assets. The effective income tax rate was 36.0% and 37.0% for the six months ended June 30, 1997 and 1996, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's telephone operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements. Cash provided by the Company's mobile communications operations has continued to increase as the cellular industry has matured.

      Net cash provided by operating activities was $130.4 million during the first six months of 1997 compared to $125.6 million during the first six months of 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $119.5 million and $96.9 million for the six months ended June 30, 1997 and 1996, respectively. Payments for property, plant and equipment were $11.9 million less in the first six months of 1997 than in the comparable period during 1996. Capital expenditures for the six months ended June 30, 1997 were $49.2 million for telephone, $24.8 million for mobile communications and $13.4 million for other operations. Cash used in connection with acquisitions was $6.5 million more in the first six months of 1997 compared to the first six months of 1996. The $96.9 million of net cash used in investing activities in 1996 was net of the reimbursement of $18.9 million related to the Company's withdrawal of its equity investment in an entity formed for the purpose of participating in the FCC auction of 30MHz PCS licenses.

      Net cash used in financing activities was $7.2 million during the first six months of 1997 compared to $23.3 million during the first six months of 1996. Net payments, including notes payable and long-term debt, were $19.3 million less during the first six months of 1997 compared to the first six months of 1996. Proceeds from the issuance of common stock decreased $2.8 million during the first six months of 1997 compared to the first six months of 1996.

      Budgeted capital expenditures for 1997 total $102 million for telephone operations. Revised budgeted capital expenditures for 1997 total $60 million for mobile communications operations and $25 million for corporate and other operations.

      As of June 30, 1997, Century's telephone subsidiaries had available for use $138.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $90.6 million of undrawn committed bank lines of credit. In addition, approximately $130.0 million of uncommitted credit facilities were available to Century at June 30, 1997. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

      On June 11, 1997, the Company signed a definitive purchase agreement to acquire PTI in exchange for $1.523 billion in cash. To finance this transaction, the Company has obtained a $1.6 billion commitment from NationsBank for initial financing through 5-year senior unsecured bank debt facilities. NationsBank is currently in the process of syndicating these floating-rate revolving credit facilities, the closing of which is expected to occur during the third quarter of 1997. In June 1997 both Standard & Poor's and Moody's placed the Company's debt ratings (A- and Baa1, respectively) under review; neither rating agency has completed its review process in order to assign ratings that consider the PTI acquisition. Assuming a Standard & Poor's rating of BBB or BBB+ or a Moody's rating of Baa2 or Baa1, the Company will be able to borrow funds at 35 or 27.5 basis points, respectively, over LIBOR for periods ranging up to six months. The Company's common stockholders' equity as a percentage of total capitalization was 63.6% at June 30, 1997. Assuming the PTI acquisition had been consummated as of June 30, 1997, common stockholders' equity as a percentage of total capitalization would have been approximately 29%.


                                  OTHER MATTERS


      The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of


Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that, without giving consideration to the PTI acquisition, the noncash, after-tax, extraordinary charge would be between $100 million and $130 million.

      On May 7, 1997, the Federal Communications Commission ("FCC") adopted orders on universal service and access charges, as mandated by the Telecommunications Act of 1996 (the "Act"). In the universal service order, the FCC ruled that rural telephone companies, which are defined to include each of Century's local exchange carriers ("LEC"), will continue to receive payments under the support mechanisms currently in effect and that the funding of these mechanisms would not be frozen. This status quo will continue under the order until January 2001, at which time rural telephone companies will begin to receive payments under new, yet to be developed support mechanisms which will be based on forward-looking economic costs.

      The FCC also established a new program to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries, commencing January 1, 1998. In addition, the FCC established a $400 million annual fund to provide discounted telecommunications services for rural health care providers. All telecommunications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The FCC stated that local telephone companies will recover their funding contributions in their rates for interstate services.

      In the access charge reform order, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the Act. Such changes are only applicable to price-cap companies. Century's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. The FCC stated that a separate access charge reform proceeding would be initiated for rate of return companies.

      Numerous petitions for reconsideration or clarification have been filed with the FCC regarding these two orders.

      In July 1997 the United States Court of Appeals for the Eighth Circuit overturned several provisions of the local competition regulations in the interconnection order promulgated by the FCC under the Telecommunications Act of 1996, including rules regarding the pricing of interconnection services and rules placing the burden of proof on rural LECs to retain their rural exemption. The FCC is expected to appeal the decision to the United States Supreme Court.


                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     At the Company's annual meeting of shareholders on May 8, 1997, the shareholders elected four Class III directors to serve for a term of three years and approved the proposals set forth in the Company's proxy statement dated March 13, 1997.

     The following number of votes were cast for or were withheld from the following nominees:

     Class III Nominees               For                     Withheld
     ------------------               ---                     --------

     Calvin Czeschin              105,467,197                 4,768,615
     F. Earl Hogan                105,510,706                 4,725,106
     Harvey P. Perry              106,010,103                 4,225,709
     Jim D. Reppond               105,036,452                 5,199,360

     The Class I and Class II directors whose terms continued after the meeting are:

           Class I                 Class II
           -------                 --------

     William R. Boles, Jr.       Virginia Boulet
     W. Bruce Hanks              Ernest Butler, Jr.
     C. G. Melville, Jr.         James B. Gardner
     Glen F. Post, III           R. L. Hargrove, Jr.
     Clarke M. Williams          Johnny Hebert

     The following number of votes were cast in the manner indicated below with respect to the following proposals:

     1. Proposal to approve the Company's Chairman/Chief Executive Officer Short-Term Incentive Program.

           For             Against           Abstain       Broker No-Votes
           ---             -------           -------       ---------------
       98,090,887        10,220,048         1,924,875             0

     2. Proposal to approve an amendment to the Company's 1995 Incentive Compensation Plan.

           For             Against           Abstain       Broker No-Votes
           ---             -------           -------       ---------------
       97,631,823        11,114,214         1,489,774             0

Item 5.  Other Information
-------  -----------------

     Forward-Looking Statements

         Item 2 of this report includes, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should" or "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

     (i) the effects of ongoing deregulation in the telecommunications industry as a result of the Telecommunications Act of 1996 (the "1996 Act") and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation (i) greater than anticipated competition in the Company's predominantly rural local exchange telephone markets resulting therefrom, (ii) greater than anticipated reductions in revenues received from the Universal Service Fund or other similar federal and state support funds, (iii) the final outcome of FCC rulemaking with respect to interconnection agreements and access charge reforms and (iv) future state regulatory actions taken in response to the 1996 Act.

     (ii) the effects of greater than anticipated competition from Personal Communications Services, Enhanced Specialized Mobile Radio services, satellite or other wireless companies, including without limitation competition requiring new pricing or marketing strategies or new product offerings, and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

     (iii) possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, and (iii) reduced demand for the Company's access or billing and collection services.

     (iv) the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to (i) expand successfully its long distance and Internet offerings to new markets (including those to be acquired under pending acquisitions), (ii) offer bundled service packages on terms attractive to its customers and (iii) successfully initiate PCS services in its licensed markets.

     (v) the risks inherent in rapid technological change, including without limitation (i) the lack of assurance that the Company's ongoing wireless network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, (ii) technological developments that could make the Company's analog and digital wireless networks uncompetitive or obsolete, such as the risk that the Time Division Multiple Access technology used by the Company will be uncompetitive with Code Division Multiple Access or other digital technologies, and (iii) the risk that technologies will not be developed on a timely or cost-effective basis or perform according to expectations.

     (vi) regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

     (vii) any significant delay or problem in consummating the Company's acquisition of Pacific Telecom, Inc.

     (viii) the Company's ability to effectively manage its growth, including without limitation the Company's ability to (i) achieve projected economies of scale and cost savings, (ii) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses and (iii) implement necessary internal controls and retain and attract key personnel.

     (ix) any difficulties in the Company's ability to expand through additional acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

     (x) higher than anticipated wireless operating costs due to churn or fraudulent uses of the Company's networks.

     (xi) the lack of assurance that the Company can compete effectively against better capitalized competitors.

     (xii) the discontinuance of SFAS 71 by the Company's telephone subsidiaries.

     (xiii) the effects of more general factors, including without limitation:

            (a) changes in general industry and market conditions and growth rates
            (b) changes in interest rates or other general national, regional or local economic conditions
            (c) changes in legislation, regulation or public policy, including changes in federal rural financing programs
            (d) unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments
            (e) the continued availability of financing in amounts, and on terms and conditions, necessary to support the Company's operations
            (f) changes in the Company's relationships with vendors
            (g) changes in the Company's senior debt ratings
            (h) unfavorable outcomes of regulatory or legal proceedings, including rate proceedings
            (i) changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

         For a more detailed description of these and other uncertainties, see Items 1 and 7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Due to these uncertainties, you are cautioned not to place undue reliance upon the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any of its forward-looking statements for any reason.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     A.  Exhibits
         --------

         10.1 Amendment, dated June 26, 1997, to Registrant's Dollars and Sense Plan and Trust.

         10.2 Amendments, dated January 1, 1997, to Registrant's Stock Bonus Plan, PAYSOP and Trust.

         10.3 Amendments, dated January 1, 1997, to Registrant's Employee Stock Ownership Plan and Trust.


         10.4 Form of Stock Option Agreement, pursuant to Registrant's 1995 Incentive Compensation Plan, dated as of February 24, 1997.

         10.5 Form of Restricted Stock and Performance Share Agreement, pursuant to Registrant's 1995 Incentive Compensation Program, dated as of February 24, 1997.

         10.6 Registrant's Chairman/Chief Executive Officer Short-Term Incentive Program.

         10.7 Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Current Report on Form 8-K filed June 24, 1997).

         11    Computations of Earnings Per Share.

         27    Financial Data Schedule.

     B.  Reports on Form 8-K
         -------------------

         (i)      The following item was reported in a Form 8-K filed April
                  15, 1997.

                  Item 5. Other Events - News Release announcing letter of ------- intent to acquire cellular properties and PCS licenses from Pacific Telecom, Inc.

         (ii) The following item was reported in a Form 8-K filed May 7, 1997.

                  Item 5. Other Events - News Release announcing completion of ------- merger of the Company's competitive access subsidiary into a subsidiary of Brooks Fiber Properties, Inc.

         (iii) The following items were reported in a Form 8-K filed June 24, 1997.

                  Item 5. Other Events - Execution of agreement to purchase ------- Pacific Telecom, Inc.

                  Item 7.  Financial Statements and Exhibits
                  -------
                           Stock Purchase Agreement, dated June 11, 1997, by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc.

                           Press Release issued June 13, 1997 disclosing execution of the Stock Purchase Agreement.


                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: August 8, 1997               /s/ Murray H. Greer
                                    -------------------
                                    Murray H. Greer
                                    Controller
                                    (Principal Accounting Officer)

