Form 10-Q
period 1997-09-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1997-11-10
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
             Exchange Act of 1934

               For the quarterly period ended September 30, 1997

                                       or

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

                         Telephone number (318) 388-9500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 1997, there were 60,616,838 shares of common stock outstanding.


                       CENTURY TELEPHONE ENTERPRISES, INC.


                                TABLE OF CONTENTS



                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

   Item 1.  Financial Statements

    Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 1997 and 1996                         3

    Consolidated Balance Sheets--September 30, 1997 and
      December 31, 1996                                                4

    Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 1997 and 1996                    5

    Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 1997 and 1996                    6

    Notes to Consolidated Financial Statements                        7-8

   Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  9-20

Part II. Other Information:

   Item 2.  Changes in Securities                                     21

   Item 5.  Other Information                                         21

   Item 6.  Exhibits and Reports on Form 8-K                          21

Signature                                                             22





                         PART I. FINANCIAL INFORMATION

                      CENTURY TELEPHONE ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                   Three months             Nine months
                                ended September 30      ended September 30
--------------------------------------------------------------------------
                                 1997       1996         1997       1996
--------------------------------------------------------------------------
                                   (Dollars,except per share amounts,
                                        and shares in thousands)

OPERATING REVENUES
   Telephone                  $121,934    113,785      359,454    335,819
   Mobile communications        80,163     66,694      220,472    185,286
   Other                        16,254     12,617       47,986     34,343
-------------------------------------------------------------------------
    Total operating revenues   218,351    193,096      627,912    555,448
-------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and
     operating expenses        111,462    100,783      329,254    286,764
   Depreciation and
     amortization               37,074     33,297      108,740     96,456
-------------------------------------------------------------------------
    Total operating expenses   148,536    134,080      437,994    383,220
-------------------------------------------------------------------------

OPERATING INCOME                69,815     59,016      189,918    172,228
-------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sales of assets           -        815       70,121        815
   Interest expense            (11,175)   (11,023)     (33,539)   (33,972)
   Income from unconsolidated
     cellular entities           8,371      8,990       21,750     21,584
   Minority interest            (1,817)    (1,418)      (3,722)    (5,947)
   Other income and expense      1,174      1,544        3,467      2,601
-------------------------------------------------------------------------
    Total other income
     (expense)                  (3,447)    (1,092)      58,077    (14,919)
-------------------------------------------------------------------------

INCOME BEFORE INCOME TAX
  EXPENSE                       66,368     57,924      247,995    157,309

Income tax expense              24,935     21,574       90,251     58,353
-------------------------------------------------------------------------

NET INCOME                    $ 41,433     36,350      157,744     98,956
=========================================================================

Primary earnings per share    $    .68        .60         2.61       1.65
=========================================================================

Fully diluted earnings
 per share                    $    .67        .60         2.58       1.64
=========================================================================

Dividends per common share    $  .0925        .09        .2775        .27
=========================================================================

Average primary shares
 outstanding                    60,887     60,111       60,510     59,853
=========================================================================

Average fully diluted shares
 outstanding                    61,615     60,881       61,198     60,593
=========================================================================
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                              September 30,   December 31,
                                                  1997           1996
-------------------------------------------------------------------------
                                                 (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                 $    11,283            8,402
   Accounts receivable
    Customers, less allowance
     of $4,188 and $3,327                         70,383           60,181
    Other                                         29,757           26,263
   Materials and supplies, at average cost         9,139            8,222
   Other                                           3,351            6,166
-------------------------------------------------------------------------
                                                 123,913          109,234
-------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT              1,145,557        1,149,012
-------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
    less accumulated amortization
    of $78,617 and $67,061                       545,683          532,410
   Other                                         458,551          237,849
-------------------------------------------------------------------------
                                               1,004,234          770,259
-------------------------------------------------------------------------

                                             $ 2,273,704        2,028,505
=========================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt      $    19,013           19,919
   Accounts payable                               53,273           60,548
   Accrued expenses and other liabilities
    Salaries and benefits                         19,150           20,224
    Taxes                                         21,118           13,913
    Interest                                      10,157            5,581
    Other                                         12,867            8,837
   Advance billings and customer deposits         16,705           15,122
-------------------------------------------------------------------------
                                                 152,283          144,144
-------------------------------------------------------------------------

LONG-TERM DEBT                                   565,633          625,930
-------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES           308,173          230,278
-------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value,
    authorized 175,000,000 shares,
    issued and outstanding 60,519,391
    and 59,858,540 shares                         60,519           59,859
   Paid-in capital                               490,661          474,607
   Unrealized holding gain on investments,
    net of taxes                                  62,038                -
   Retained earnings                             635,491          494,726
   Unearned ESOP shares                           (9,200)         (11,080)
   Preferred stock - non-redeemable                8,106           10,041
-------------------------------------------------------------------------
                                               1,247,615        1,028,153
-------------------------------------------------------------------------

                                             $ 2,273,704        2,028,505
=========================================================================
See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                          Nine months
                                                      ended September 30
-------------------------------------------------------------------------
                                                        1997        1996
-------------------------------------------------------------------------
                                                   (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                  $   59,859     59,114
   Issuance of common stock for acquisitions                -        257
   Conversion of convertible securities into
    common stock                                          113          -
   Issuance of common stock through dividend
   reinvestment, incentive and benefit plans              423        406
   Conversion of preferred stock into
    common stock                                          124         32
------------------------------------------------------------------------
   Balance at end of period                            60,519     59,809
------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                     474,607    453,584
   Issuance of common stock for acquisitions                -      8,201
   Conversion of convertible securities
    into common stock                                   3,187          -
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans           10,448      8,436
   Amortization of unearned compensation
    and other                                             608        973
   Conversion of preferred stock into
    common stock                                        1,811        130
------------------------------------------------------------------------
   Balance at end of period                           490,661    471,324
------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS,
 NET OF TAXES
   Balance at beginning of period                           -          -
   Change in unrealized holding gain on
    investments, net of taxes                          62,038          -
------------------------------------------------------------------------
   Balance at end of period                            62,038          -
------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                     494,726    387,424
   Net income                                         157,744     98,956
   Cash dividends declared
     Common stock - $.2775 and $.27 per share         (16,622)   (15,999)
     Preferred stock                                     (357)      (292)
------------------------------------------------------------------------
   Balance at end of period                           635,491    470,089
------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                     (11,080)   (13,960)
   Release of ESOP shares                               1,880      2,130
------------------------------------------------------------------------
   Balance at end of period                            (9,200)   (11,830)
------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                      10,041      2,262
   Issuance of preferred stock for acquisition              -      7,975
   Conversion of preferred stock into
    common stock                                       (1,935)      (162)
------------------------------------------------------------------------
   Balance at end of period                             8,106     10,075
------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                         $1,247,615    999,467
========================================================================
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                             Nine months
                                                         ended September 30
---------------------------------------------------------------------------
                                                           1997       1996
---------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                         $  157,744    98,956
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                       108,740    96,456
     Deferred income taxes                                31,667     4,644
     Income from unconsolidated cellular entities        (21,750)  (21,584)
     Minority interest                                     3,722     5,947
     Loss on investment in unconsolidated
      personal communications services entity                  -     1,100
     Gain on sales of assets                             (70,121)     (815)
     Changes in current assets and current
      liabilities:
       Accounts receivable                               (12,170)     (726)
       Accounts payable                                   (6,110)   (5,386)
       Other accrued taxes                                 8,624    11,767
       Other current assets and other current
        liabilities, net                                   9,853    11,984
     Increase in other noncurrent liabilities              3,259     3,850
     Other, net                                            4,040     5,275
--------------------------------------------------------------------------
     Net cash provided by operating activities           217,498   211,468
--------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment           (123,344) (153,892)
   Acquisitions, net of cash acquired                    (30,398)  (17,022)
   Reimbursement of investment in unconsolidated
    personal communications services entity                    -    18,900
   Distributions from unconsolidated
    cellular entities                                      9,173     9,464
   Purchase of life insurance investment                 (12,936)   (5,944)
   Proceeds from note receivable                          22,500     1,250
   Other, net                                             (4,320)   (3,091)
--------------------------------------------------------------------------
     Net cash used in investing activities              (139,325) (150,335)
--------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt               12,151    22,285
   Payments of long-term debt                            (78,377)  (54,969)
   Notes payable, net                                          -   (14,199)
   Proceeds from issuance of common stock                 10,860     8,801
   Cash dividends                                        (16,979)  (16,291)
   Other, net                                             (2,947)      178
--------------------------------------------------------------------------
     Net cash used in financing activities               (75,292)  (54,195)
--------------------------------------------------------------------------

Net increase in cash and cash equivalents                  2,881     6,938
Cash and cash equivalents at beginning of period           8,402     8,540
--------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $   11,283    15,478
==========================================================================

Supplemental cash flow information:
  Income taxes paid                                   $   53,978    42,446
  Interest paid                                       $   28,963    29,135
--------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


                         CENTURY TELEPHONE ENTERPRISES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 September 30, 1997
                                     (UNAUDITED)


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

     The unaudited financial information for the three months and nine months ended September 30, 1997 and 1996 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                           September 30,      December 31,
                                                1997              1996
--------------------------------------------------------------------------
                                                (Dollars in thousands)

  Telephone, at original cost              $ 1,372,946         1,290,289
  Accumulated depreciation                    (486,257)         (417,497)
------------------------------------------------------------------------
                                               886,689           872,792
------------------------------------------------------------------------

  Mobile communications, at cost               304,178           269,389
  Accumulated depreciation                     (99,024)          (75,666)
------------------------------------------------------------------------
                                               205,154           193,723
------------------------------------------------------------------------

  Corporate and other, at cost                 104,046           126,015
  Accumulated depreciation                     (50,332)          (43,518)
------------------------------------------------------------------------
                                                53,714            82,497
------------------------------------------------------------------------

                                           $ 1,145,557         1,149,012
========================================================================

(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 1997 and 1996) were accounted for by the equity method.

                                                       Nine months
                                                    ended September 30
------------------------------------------------------------------------
                                                   1997            1996
------------------------------------------------------------------------
                                                  (Dollars in thousands)
Results of operations
   Revenues                                    $ 930,860         722,424
   Operating income                            $ 310,236         250,839
   Net income                                  $ 277,464         251,193
------------------------------------------------------------------------

(4)  Accounting Pronouncement

     In March 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 establishes requirements for the computation of basic earnings per share and diluted earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The effect of adoption of SFAS 128 will not materially impact the calculation of the Company's diluted earnings per share.

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

(6)  Investments in Marketable Equity Securities

     Marketable equity securities owned by the Company, substantially all of which were received as proceeds from the sale of the Company's competitive access subsidiary to Brooks in May 1997, are classified as available-for-sale and are reported at fair value, with unrealized holding gains and losses reported, net of tax, as a separate component of stockholders' equity. As of September 30, 1997, gross unrealized holding gains of the Company's marketable equity securities were $95.4 million.

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

     The Company has agreed to pay $1.523 billion cash for the stock of PTI.
It is currently estimated that PTI's debt at closing will approximate $725 million. The Company anticipates financing the acquisition initially with 5-year senior unsecured floating-rate bank debt under a $1.6 billion committed credit facility with NationsBank and a syndicate of other lenders.

     The Company anticipates completing the transaction in the fourth quarter of 1997 subject to the receipt of various regulatory approvals and certain other closing conditions.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included below should be read in conjunction with MD&A and other information included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations which might be expected for the entire year.

     Century Telephone Enterprises, Inc. (the "Company") is a regional diversified telecommunications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At September 30, 1997, the Company's local exchange telephone subsidiaries operated over 530,000 telephone access lines primarily in rural, suburban and small urban areas in 14 states, and the Company's majority-owned and operated cellular entities had more than 429,000 cellular subscribers. In June 1997 Century agreed to purchase Pacific Telecom, Inc. ("PTI") in exchange for $1.523 billion cash. PTI provides local exchange telephone services to approximately 650,000 telephone access lines and operates cellular entities that serve more than 100,000 subscribers.

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in detail in Item 5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1997 Compared
                    to Three Months Ended September 30, 1996

     Net income for the third quarter of 1997 increased $5.1 million (14.0%) to $41.4 million from $36.4 million during the third quarter of 1996. Fully diluted earnings per share increased to $.67 during the third quarter of 1997 compared to $.60 during the third quarter of 1996, an 11.7% increase. The third quarter of 1996 included an $815,000 pre-tax gain on the sale of certain assets ($.01 per fully diluted share).

                                                       Three months
                                                    ended September 30
------------------------------------------------------------------------
                                                   1997            1996
------------------------------------------------------------------------
                                            (Dollars, except per share
                                         amounts, and shares in thousands)
Operating income (loss)
   Telephone                                   $  40,114          38,933
   Mobile communications                          27,403          20,153
   Other                                           2,298             (70)
------------------------------------------------------------------------
                                                  69,815          59,016
Interest expense                                 (11,175)        (11,023)
Income from unconsolidated cellular entities       8,371           8,990
Gain on sales of assets                                -             815
Minority interest                                 (1,817)         (1,418)
Other income and expense                           1,174           1,544
Income taxes                                     (24,935)        (21,574)
------------------------------------------------------------------------

Net income                                     $  41,433          36,350
========================================================================

Fully diluted earnings per share               $     .67             .60
========================================================================

Average fully diluted shares outstanding          61,615          60,881
========================================================================

     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the three months ended September 30, 1997 and 1996 were as follows:

                                                       Three months
                                                    ended September 30
------------------------------------------------------------------------
                                                  1997              1996
------------------------------------------------------------------------
Operating revenues
   Telephone operations                           55.8%             58.9
   Mobile communications operations               36.7%             34.5
   Other operations                                7.5%              6.6

Operating income (loss)
   Telephone operations                           57.5%             66.0
   Mobile communications operations               39.2%             34.1
   Other operations                                3.3%             ( .1)
------------------------------------------------------------------------

Telephone Operations
                                                       Three months
                                                    ended September 30
------------------------------------------------------------------------
                                                   1997            1996
------------------------------------------------------------------------
                                                  (Dollars in thousands)
Operating revenues
   Local service                              $   33,443          31,248
   Network access                                 73,385          68,433
   Other                                          15,106          14,104
------------------------------------------------------------------------
                                                 121,934         113,785
------------------------------------------------------------------------
Operating expenses
   Plant operations                               24,971          22,885
   Customer operations                            11,931          10,936
   Corporate and other                            18,679          17,252
   Depreciation and amortization                  26,239          23,779
------------------------------------------------------------------------
                                                  81,820          74,852
------------------------------------------------------------------------

Operating income                              $   40,114          38,933
========================================================================

     Telephone operating income for the third quarter of 1997 increased $1.2 million (3.0%) due to an increase in operating revenues of $8.1 million (7.2%) which more than offset an increase in operating expenses of $7.0 million (9.3%).

     The increase in revenues was substantially due to a $2.3 million increase in amounts received from the federal Universal Service Fund; a $1.6 million increase due to acquisitions consummated since the third quarter of 1996; a $1.2 million increase resulting from an increase in the number of access lines served; a $1.7 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; a $1.4 million increase due to increased minutes of use; a $542,000 increase due to increased demand for custom calling features; and a $584,000 increase in Internet access revenues attributable to growth in the number of customers. These increases were partially offset by a reduction of $1.1 million in access revenues due to the reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission; the last portion of such reduction went into effect in July 1997. See Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996 - Telephone Operations for additional information.

     During the third quarter of 1997, operating expenses, exclusive of depreciation and amortization, increased $4.5 million (8.8%), substantially due to an $834,000 increase in sales and marketing expenses; a $793,000 increase in expenses (exclusive of sales and marketing expenses) related to providing Internet access services; $672,000 of expenses of companies acquired since the third quarter of 1996; and a $617,000 increase in operating taxes. The remainder of the increase was due to increases in general operating expenses.

     Depreciation and amortization increased $2.5 million (10.3%) primarily due to higher levels of plant in service.

Cellular Operations and Investments

                                                       Three months
                                                    ended September 30
------------------------------------------------------------------------
                                                   1997            1996
------------------------------------------------------------------------
                                                  (Dollars in thousands)

Operating income - mobile
  communications segment                        $ 27,403          20,153
Minority interest - cellular operations           (2,044)         (1,534)
Income from unconsolidated
  cellular entities                                8,371           8,990
------------------------------------------------------------------------
                                                $ 33,730          27,609
========================================================================

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


Mobile Communications Operations
                                                       Three months
                                                     ended September 30
------------------------------------------------------------------------
                                                    1997            1996
------------------------------------------------------------------------
                                                   (Dollars in thousands)
Operating revenues
   Service revenues                             $ 78,839          65,621
   Equipment sales                                 1,324           1,073
------------------------------------------------------------------------
                                                  80,163          66,694
------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                          2,987           3,167
   System operations                              12,549          10,279
   General, administrative and customer service   15,090          13,529
   Sales and marketing                            11,918          10,805
   Depreciation and amortization                  10,216           8,761
------------------------------------------------------------------------
                                                  52,760          46,541
------------------------------------------------------------------------

Operating income                                $ 27,403          20,153
========================================================================

     Mobile communications operating income increased $7.3 million (36.0%) to $27.4 million in the third quarter of 1997 from $20.2 million in the third quarter of 1996. Mobile communications operating revenues increased $13.5 million (20.2%) while operating expenses increased $6.2 million (13.4%).

     The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in the Company's majority-owned markets during the third quarter of 1997 and 1996 was 411,300 and 331,000, respectively. Exclusive of acquisitions, access and usage revenues increased $7.3 million (16.2%) in the third quarter of 1997 and roaming and toll revenues increased $4.8 million (25.5%). Companies acquired since the third quarter of 1996 contributed $1.8 million of service revenues.

     The average monthly cellular service revenue per customer declined to $64 during the third quarter of 1997 from $66 during the third quarter of 1996. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $2.3 million (22.1%) in the third quarter of 1997 primarily due to (i) a $1.0 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and (ii) a $431,000 increase in cell site expenses associated with a higher number of cell sites in service.

     General, administrative and customer service expenses increased $1.6 million (11.5%) primarily due to increased expenses resulting from a larger customer base, such as customer service ($453,000) and billing costs ($623,000).

     During the third quarter of 1997, sales and marketing expenses increased $1.1 million (10.3%) primarily due to a $732,000 increase in costs incurred in selling products and services in retail locations.

     Depreciation and amortization increased $1.5 million (16.6%) due primarily to a higher level of plant in service.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.24% for the third quarter of 1997 and 2.61% for the third quarter of 1996.

Other Operations

     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's nonregulated long distance and operator services operations. Operating revenues of the long distance and operator services operations increased $3.3 million during the third quarter of 1997 while operating expenses of such operations increased $2.9 million.

     In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") in exchange for 4.3 million shares of Brooks' publicly-traded common stock. Operating revenues and expenses in the third quarter of 1996 applicable to the competitive access subsidiary were $597,000 and $2.3 million, respectively.

Income From Unconsolidated Cellular Partnerships

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $619,000 (6.9%) in the third quarter of 1997 compared to the third quarter of 1996 due to a $1.7 million decrease in the Company's share of earnings in two cellular entities in which the Company owns less than a majority interest. Such decrease was partially offset by increased profitability of other cellular entities in which the Company owns less than a majority interest.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $399,000 (28.1%) due primarily to an increase in the earnings of the Company's majority-owned and operated cellular entities.

Income Tax Expense

     Income tax expense increased $3.4 million in the third quarter of 1997 compared to the third quarter of 1996 primarily due to the increase in income before taxes. The effective income tax rate was 37.6% and 37.2% for the three months ended September 1997 and 1996, respectively.



                  Nine Months Ended September 30, 1997 Compared
                     to Nine Months Ended September 30, 1996


     Net income for the first nine months of 1997, exclusive of gain on sales of assets, increased $13.7 million (13.9%) to $112.2 million from $98.4 million during the first nine months of 1996. Excluding gain on sales of assets, fully diluted earnings per share increased to $1.84 for the nine months ended September 30, 1997 from $1.63 during the nine months ended September 30, 1996, a 12.9% increase.

                                                       Nine months
                                                    ended September 30
------------------------------------------------------------------------
                                                   1997            1996
------------------------------------------------------------------------
                                                   (Dollars, except per
                                                    share amounts, and
                                                    shares in thousands)
Operating income
   Telephone                                   $ 119,610         115,348
   Mobile communications                          65,752          56,105
   Other                                           4,556             775
------------------------------------------------------------------------
                                                 189,918         172,228
Gain on sales of assets                           70,121             815
Interest expense                                 (33,539)        (33,972)
Income from unconsolidated cellular entities      21,750          21,584
Minority interest                                 (3,722)         (5,947)
Other income and expense                           3,467           2,601
Income tax expense                               (90,251)        (58,353)
------------------------------------------------------------------------

Net income                                     $ 157,744          98,956
========================================================================

Fully diluted earnings per share               $    2.58            1.64
========================================================================

Average fully diluted shares outstanding          61,198          60,593
========================================================================


     Contributions to operating revenues and operating income by the Company's telephone, mobile communications, and other operations for the nine months ended September 30, 1997 and 1996 were as follows:

                                                        Nine months
                                                    ended September 30
------------------------------------------------------------------------
                                                  1997              1996
------------------------------------------------------------------------
Operating revenues
   Telephone operations                           57.2%             60.5
   Mobile communications operations               35.1%             33.3
   Other operations                                7.7%              6.2

Operating income
   Telephone operations                           63.0%             67.0
   Mobile communications operations               34.6%             32.6
   Other operations                                2.4%               .4
------------------------------------------------------------------------

Telephone Operations
                                                        Nine months
                                                    ended September 30
------------------------------------------------------------------------
                                                  1997              1996
------------------------------------------------------------------------
                                                  (Dollars in thousands)
Operating revenues
   Local service                             $  98,749            90,542
   Network access                              217,407           205,134
   Other                                        43,298            40,143
------------------------------------------------------------------------
                                               359,454           335,819
------------------------------------------------------------------------

Operating expenses
   Plant operations                             73,013            67,582
   Customer operations                          34,674            31,761
   Corporate and other                          54,916            50,669
   Depreciation and amortization                77,241            70,459
------------------------------------------------------------------------
                                               239,844           220,471
------------------------------------------------------------------------

Operating income                             $ 119,610           115,348
========================================================================

     Telephone operating income for the first nine months of 1997 increased $4.3 million (3.7%) due to an increase in operating revenues of $23.6 million (7.0%) which more than offset an increase in operating expenses of $19.4 million (8.8%).

     The increase in revenues was primarily due to a $6.8 million increase in amounts received from the federal Universal Service Fund; a $5.3 million increase due to acquisitions consummated since the first quarter of 1996; a $4.0 million increase resulting from an increase in the number of access lines served; a $3.3 million increase in revenues due to an increase in minutes of use; a $3.5 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; a $2.1 million increase due to the increased demand for custom calling features; and a $1.8 million increase in Internet access revenues attributable to growth in the number of customers. Such increases in revenues were partially offset by a $3.1 million reduction in the Company's access revenues due to the reduction in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC"); the last portion of such reduction went into effect in July 1997. In addition, billing and collection revenues decreased $1.1 million during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

     In June 1997 the LPSC adopted a Consumer Price Protection Plan (the "Plan"), effective July 1997, for Century's telephone subsidiaries operating in Louisiana. The new form of regulation will focus primarily on price and quality of service. Under the Plan, Century's Louisiana telephone subsidiaries' local rates will be frozen for a period of three years and access rates will be frozen for a period of two years. Although the Plan has no specified term, the LPSC is required to review it by mid-2000. Century's Louisiana telephone subsidiaries have the option to propose a new plan at any time if the LPSC determines that
(i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impair its financial health.

     During the first nine months of 1997, operating expenses, exclusive of depreciation and amortization, increased $12.6 million (8.4%) primarily due to $2.3 million of expenses of companies acquired; a $2.3 million increase in expenses (exclusive of sales and marketing expenses) related to providing
Internet access services; a $2.0 million increase in sales and marketing expenses; a $1.2 million increase in advalorem taxes; and a $723,000 increase in the provision for doubtful accounts. The remainder of the increase was due to increases in general operating expenses.

     Depreciation and amortization increased $6.8 million (9.6%) primarily due to higher levels of plant in service ($4.5 million) and acquisitions ($1.3 million).


Cellular Operations and Investments

                                                        Nine months
                                                     ended September 30
------------------------------------------------------------------------
                                                     1997          1996
------------------------------------------------------------------------
                                                   (Dollars in thousands)

Operating income - mobile
  communications segment                          $ 65,752        56,105
Minority interest - cellular operations             (5,140)       (6,141)
Income from unconsolidated
  cellular entities                                 21,750        21,584
------------------------------------------------------------------------
                                                  $ 82,362        71,548
========================================================================

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


Mobile Communications Operations
                                                       Nine months
                                                    ended September 30
                                                  1997             1996
------------------------------------------------------------------------
                                                 (Dollars in thousands)
Operating revenues
  Service revenues                            $ 216,476          182,218
  Equipment sales                                 3,996            3,068
------------------------------------------------------------------------
                                                220,472          185,286
------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                        10,373            8,889
   System operations                             33,946           26,632
   General, administrative and
    customer service                             43,568           38,626
   Sales and marketing                           37,345           31,012
   Depreciation and amortization                 29,488           24,022
------------------------------------------------------------------------
                                                154,720          129,181
------------------------------------------------------------------------

Operating income                              $  65,752           56,105
========================================================================

     Mobile communications operating income increased $9.6 million (17.2%) to $65.8 million in the first nine months of 1997 from $56.1 million in the first nine months of 1996. Mobile communications operating revenues increased $35.2 million (19.0%) which more than offset an increase in operating expenses of $25.5 million (19.8%).

     The increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in the Company's majority-owned markets during the first nine months of 1997 and 1996 was 391,000 and 314,700, respectively. Exclusive of acquisitions, access and usage revenues increased $22.1 million (17.1%) in the first nine months of 1997 and roaming and toll revenues increased $10.6 million (21.4%). Companies acquired since the third quarter of 1996 contributed $3.3 million of service revenues.

     The average monthly cellular service revenue per customer declined to $62 during the first nine months of 1997 from $64 during the first nine months of 1996. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify and place additional pressure on rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $7.3 million (27.5%) during the nine months ended September 30, 1997 primarily due to (i) a $3.5 million increase in the net cost paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas in excess of the amounts the Company bills its customers and (ii) a $1.5 million increase in cell site expenses associated with a higher number of cell sites in service.

     General, administrative and customer service expenses increased $4.9 million (12.8%) primarily due to increased expenses resulting from a larger customer base, such as customer service and retention costs ($2.6 million) and billing costs ($1.7 million).

     Sales and marketing expenses increased $6.3 million (20.4%) primarily due to a $2.9 million increase in costs incurred in selling products and services in retail locations and a $2.1 million increase in advertising expense.

     Depreciation and amortization increased $5.5 million (22.8%) due primarily to a higher level of plant in service.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.30% for the first nine months of 1997 and 2.34% for the first nine months of 1996.

Other Operations

     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or mobile communications segments, including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks in May 1997) and the Company's nonregulated long distance and operator services operations. Of the $13.6 million (39.7%) increase in operating revenues during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, $12.0 million was applicable to the long distance and operator services operations. Of the $9.9 million (29.4%) increase in operating expenses, $9.7 million was incurred by the long distance and operator services operations. The operating loss of the Company's competitive access subsidiary in 1997 was $2.4 million compared to $4.2 million during the first nine months of 1996.

Gain on Sales of Assets

     Gain on sales of assets included a pre-tax gain of $71 million ($46 million after-tax: $.75 per fully diluted share) as a result of the sale of the Company's competitive access subsidiary to Brooks in May 1997. For additional information, see Note 5 of Notes to Consolidated Financial Statements.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $2.2 million (37.4%), of which $2.1 million was due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership. In addition, minority interest decreased $756,000 during 1997 as a result of allocating thereto a portion of the loss of the Company's majority-owned competitive access subsidiary to the minority shareholders. In the first nine months of 1996, no portion of the loss of such subsidiary was allocated to minority interest. Such decreases were partially offset by increased minority interest expense due to increased profitability of the Company's majority-owned and operated cellular entities.

Other Income and Expense

     Other income and expense for the first nine months of 1997 was $3.5 million compared to $2.6 million during the first nine months of 1996. The first quarter of 1996 included a non-recurring charge of $1.1 million which related to the Company's withdrawal of its investment in an entity formed to bid on Personal Communications Services ("PCS") licenses after such entity withdrew from the federal auction in 1996.

Income Tax Expense

     Income tax expense increased $31.9 million (54.7%) in the first nine months of 1997 compared to the first nine months of 1996 substantially due to the second quarter 1997 gain on sales of assets. The effective income tax rate was 36.4% and 37.1% for the nine months ended September 30, 1997 and 1996, respectively.


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

     Net cash provided by operating activities was $217.5 million during the first nine months of 1997 compared to $211.5 million during the first nine months of 1996. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, mobile communications operations, and other operations of the Company, see Results of Operations.

     Net cash used in investing activities was $139.3 million and $150.3 million for the nine months ended September 30, 1997 and 1996, respectively. Payments for property, plant and equipment were $30.5 million less in the first nine months of 1997 than in the comparable period during 1996. Capital expenditures for the nine months ended September 30, 1997 were $77.3 million for telephone, $30.4 million for mobile communications and $15.6 million for other operations. Cash used in connection with acquisitions was $13.4 million more in the first nine months of 1997 compared to the first nine months of 1996. A note receivable with an outstanding balance of $22.5 million was collected during the nine months ended September 30, 1997. The $150.3 million of net cash used in investing activities in 1996 was net of the reimbursement of $18.9 million related to the Company's withdrawal of its equity investment in an entity formed for the purpose of participating in the FCC auction of 30MHz PCS licenses.

     Net cash used in financing activities was $75.3 million during the first nine months of 1997 compared to $54.2 million during the first nine months of 1996. Net payments, including notes payable and long-term debt, were $19.3 million more during the first nine months of 1997.

     Budgeted capital expenditures for 1997 total $102 million for telephone operations. Revised budgeted capital expenditures for 1997 total $60 million for mobile communications operations and $25 million for corporate and other operations.

     As of September 30, 1997, Century's telephone subsidiaries had available for use $126.7 million of commitments for long-term financing from the Rural Utilities Service and the Company had $1.615 billion of undrawn committed bank lines of credit. In addition, approximately $95.0 million of uncommitted credit facilities were available to Century at September 30, 1997. The Company has experienced no significant problems in obtaining funds through the issuance of debt or equity for capital expenditures or other purposes.

     In June 1997 the Company signed a definitive purchase agreement to acquire PTI in exchange for $1.523 billion cash. The Company anticipates financing the acquisition initially with 5-year senior unsecured floating-rate bank debt under a $1.6 billion committed credit facility agreement dated August 28, 1997 with NationsBank and a syndicate of other lenders. In June 1997 both Standard & Poor's and Moody's placed the Company's debt ratings (A- and Baa1, respectively) under review; neither rating agency has completed its review process in order to assign ratings that consider the PTI acquisition. Assuming a Standard & Poor's rating of BBB or BBB+ or a Moody's rating of Baa2 or Baa1, the Company will be able to borrow funds at 35 or 27.5 basis points, respectively, over the London InterBank Offered Rate for periods ranging up to six months. The Company's common stockholders' equity as a percentage of total capitalization was 67.6% at September 30, 1997. Assuming the PTI acquisition had been consummated as of September 30, 1997, common stockholders' equity as a percentage of total capitalization would have been approximately 30%.


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

     In May 1997 the Federal Communications Commission ("FCC") adopted orders on universal service and access charges, as mandated by the Telecommunications Act of 1996 (the "1996 Act"). In the universal service order, the FCC ruled that rural telephone companies, which are defined to include each of Century's local exchange carriers ("LEC"), will continue to receive payments under the support mechanisms currently in effect and that the funding of these mechanisms will not be frozen. This status quo will continue under the order until January 2001, at which time rural telephone companies will begin to receive payments under new, yet to be developed support mechanisms which will be based on forward-looking economic costs.

     As part of the universal service order, the FCC also established a new program to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries, commencing January 1998. In addition, the FCC established a $400 million annual fund to provide discounted telecommunications services for rural health care providers. All telecommunications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The FCC stated that local telephone companies will recover their funding contributions in their rates for interstate services. Assuming the programs are fully funded, the Company estimates that the contribution by its cellular and long distance operations for 1998 will increase approximately $4.8 million.

     In the access charge reform order, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the 1996 Act. Such changes are only applicable to price-cap companies. Century's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. The FCC stated that a separate access charge reform proceeding would be initiated for rate of return companies.

     Numerous petitions for reconsideration or clarification have been filed with the FCC regarding these two orders.

     In July 1997 the United States Court of Appeals for the Eighth Circuit overturned several provisions of the local competition regulations in the interconnection order promulgated by the FCC under the 1996 Act, including rules regarding the pricing of interconnection services and rules placing the burden of proof on rural LECs to retain their rural exemption. The FCC is expected to appeal the decision to the United States Supreme Court.

     In October 1997 the FCC issued a Notice of Proposed Rulemaking which provides, among other things, that a federal-state joint board review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions. Comments on the notice of proposed rulemaking are due in December 1997 with replies due in January 1998.


                         PART II.  OTHER INFORMATION

                     CENTURY TELEPHONE ENTERPRISES, INC.



Item 2.     Changes in Securities
-------     ---------------------

      In October 1997, in exchange for 100% of the capital stock of a security alarm business, the Company issued 74,929 shares of unregistered Century common stock to Vernon and Dorothy Henson, the sole owners of such
business.   The  Company   believes   such  issuance  is  exempt  from  the
registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 5.     Other Information
-------     -----------------

      On November 7, 1997, in exchange for aggregate net sales proceeds of approximately $202.7 million, Century sold 3,784,450 of the 4,336,226 shares of common stock of Brooks issued to Century in May 1997 in connection with the business combination of Brooks and Century's majority-owned subsidiary, Metro Access Networks, Inc.

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

      A.    Exhibits
            --------

            4.1 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 28, 1997, among Registrant, the lenders named therein, and NationsBank of Texas, N.A.

            10.1 Amendment, dated June 26, 1997 to Registrant's Dollars and Sense Plan and Trust

            11    Computations of Earnings per Share

            27    Financial Data Schedule

      B.    Reports on Form 8-K
            -------------------

            There were no reports on Form 8-K filed during the quarter ended September 30, 1997.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: November 10, 1997             /s/ Murray H. Greer
                                    -------------------
                                    Murray H. Greer
                                    Controller
                                    (Principal Accounting Officer)