Form 10-K405
period 1997-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1998-03-16
CIK 18926

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                    FORM 10-K

        [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1997

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

Registrant's telephone number, including area code - (318) 388-9000

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class           Name of each exchange on which registered
       -------------------           -----------------------------------------

   Common Stock, par value $1.00             New York Stock Exchange
                                             Berlin Stock Exchange
   Preference Share Purchase Rights          New York Stock Exchange
                                             Berlin Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1998, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $3.7 billion. As of February 28, 1998, there were 60,989,911 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 1998 annual meeting of shareholders are incorporated in Part III of this Report.

                                     PART I

Item 1.     Business

    General. Century Telephone Enterprises, Inc. ("Century") is a regional diversified communications company engaged primarily in providing local exchange telephone services and cellular telephone services. For the year ended December 31, 1997, telephone (local exchange) operations and wireless (cellular) operations provided 59% and 34%, respectively, of the consolidated revenues of Century and its subsidiaries (the "Company"). All of the Company's telephone and cellular operations are conducted within the continental United States and Alaska.

    At December 31, 1997, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines, primarily in rural, suburban and small urban areas in 21 states, with the largest customer bases located in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. According to published sources, the Company is the tenth largest local exchange telephone company in the United States based on the number of access lines served.

    At December 31, 1997, the Company's majority-owned and operated cellular systems served approximately 570,000 customers in 21 Metropolitan Statistical Areas ("MSAs"), primarily concentrated in Michigan, Louisiana, Arkansas, Mississippi, Wisconsin and Texas, and 23 Rural Service Areas ("RSAs"), most of which are in Michigan, Mississippi, Wisconsin, Louisiana and Arkansas. The Company's ownership interest in these markets represented approximately 8.1 million pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof). At December 31, 1997, the Company also owned minority equity interests in 12 MSAs and 22 RSAs, representing approximately 2.2 million pops. Of the Company's 10.3 million aggregate pops, approximately 65% are attributable to the Company's MSA interests, with the balance attributable to its RSA interests. Except for five MSAs and four RSAs, all of the cellular systems operated by the Company are operated under wireline licenses. According to data derived from published sources, the Company is the tenth largest cellular telephone company in the United States based on the Company's 10.3 million pops. See "Wireless Operations-Regulation and Competition-Cellular Licensing Process" for more information on MSAs, RSAs and wireline licenses.

    The Company also provides long distance, call center, cable television and interactive services in certain local and regional markets, as well as certain printing and related services.

    Recent acquisitions and dispositions. On December 1, 1997 the Company acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash. As a result of the PTI acquisition, the Company acquired (i) over 660,000 telephone access lines in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular customers in ten markets located in two midwestern states and Alaska, along with minority equity interests in 12 other cellular markets, and (iii) various wireless, cable television and other communications assets. PTI's aggregate cellular equity interests represent 1.9 million pops. The operations of PTI have been included in the Company's results of operations beginning December 1, 1997.

    During late 1997 and early 1998, the Company acquired two security alarm businesses that provide services to approximately 5,900 customers in north central Louisiana, southern Arkansas and northwestern Mississippi.

    In December 1997 the Company acquired an additional 76% interest in Wisconsin RSA 8 which is adjacent to the Company's existing cellular operations in southwestern Wisconsin.

    During 1997 the Company exchanged its 89% interest in its competitive access subsidiary for approximately 4.3 million shares of publicly traded securities. Approximately 3.8 million shares of such stock were sold in November 1997 for $203 million and the remaining shares were converted into approximately 1.0 million shares of WorldCom, Inc. in early 1998.

    In January 1997 the Company acquired Pecoco, Inc., a provider of local exchange telephone service in four counties in Wisconsin. As a result of the acquisition, the Company acquired (i) more than 7,600 telephone access lines,
(ii) a minority interest in two cellular partnerships serving Madison and Milwaukee, Wisconsin, representing approximately 35,000 pops and (iii) certain cable television assets.

    For several years prior to 1997, the Company has expanded its operations through an ongoing program of acquisitions. Substantial acquisitions during the last five years include (i) the 1993 acquisition of San Marcos Telephone Company (22,000 telephone access lines and 325,000 pops) and (ii) the 1994 acquisition of Celutel, Inc. (over 1.1 million pops). The Company continually evaluates the possibility of acquiring additional telecommunications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. Although the Company's primary focus will continue to be on acquiring telephone and wireless interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired.

    In March 1998 the Company entered into a definitive agreement to acquire certain local exchange and directory publishing assets from Ameritech for approximately $225 million. Under such agreement,the Company would acquire, among other things, 85,000 telephone access lines in northern and central Wisconsin. The transaction is expected to close in the fourth quarter of 1998 subject to, among other things, regulatory approvals.

    Other. As of December 31, 1997, the Company had approximately 5,700 employees, approximately 1,100 of whom were members of eight different bargaining units represented by the International Brotherhood of Teamsters, the International Brotherhood of Electrical Workers, Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

    Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Century's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.

                              TELEPHONE OPERATIONS

    According to published sources, the Company is the tenth largest local exchange telephone company in the United States, based on the more than 1.2 million access lines it served at December 31, 1997. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominately rural, suburban and small urban markets in 21 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 1997 and 1996, and illustrates the substantial impact the PTI acquisition had on the Company's telephone operations:

                   December 31, 1997              December 31, 1996
-------------------------------------------------------------------------
                Number of     Percent of       Number of     Percent of
  State       access lines   access lines    access lines   access lines
-------------------------------------------------------------------------
Wisconsin        245,091         20%            105,252         21%
Washington       166,611         14                   -          -
Alaska           124,869         10                   -          -
Michigan         104,440          9              88,483         18
Louisiana         94,432          8              92,677         18
Colorado          81,206          7               7,420          1
Ohio              77,987          7              75,103         15
Oregon            71,544          6                   -          -
Montana           57,390          5                   -          -
Arkansas          42,193          4              40,673          8
Texas             41,852          4              38,327          8
Minnesota         29,029          2                   -          -
Tennessee         24,578          2              23,507          5
Mississippi       17,839          2              16,211          3
Idaho              5,746          -               4,162          1
New Mexico         5,559          -               5,168          1
Indiana            4,975          -               4,827          1
Wyoming            4,447          -                   -          -
Iowa               1,801          -                 189          -
Arizona            1,624          -               1,563          -
Nevada               437          -                   -          -
-------------------------------------------------------------------------
               1,203,650        100%            503,562        100%
=========================================================================

    As indicated in the following table, the Company has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the acquisition of PTI and other telephone companies and to the expansion of services:

                                 Year ended or as of December 31,
-------------------------------------------------------------------------
                          1997      1996      1995      1994       1993
-------------------------------------------------------------------------
                                      (Dollars in thousands)

Access lines          1,203,650   503,562   480,757   454,963    434,691
   % Residential             74%       77        78        79         80
   % Business                26%       23        22        21         20
Operating revenues   $  530,597   451,538   419,242   391,265    350,330
Capital expenditures $  115,854   110,147   136,006   152,336    131,180
-------------------------------------------------------------------------

    Future  growth in  telephone  operations  is expected to be derived from (i)
acquiring additional telephone companies, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

    In connection with its acquisition of PTI, the Company has reorganized its telephone operations into three operating regions, including a new western region headquartered in Vancouver, Washington. Substantially all of the new western region is comprised of local exchange companies ("LECs"), located in seven western states and Alaska, which were acquired in the acquisition of PTI. As soon as practical, the Company plans to offer long distance, Internet and certain other services in most of the local exchange markets acquired in the PTI acquisition.

Services

    The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                  1997        1996        1995
-----------------------------------------------------------------
Local service                     27.8%       26.9        26.6
Network access                    60.2        61.2        61.7
Other                             12.0        11.9        11.7
-----------------------------------------------------------------
                                 100.0%      100.0       100.0
=================================================================

    Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Internal access line growth during 1997, 1996 and 1995 was 4.4%, 4.3% and 4.4%, respectively. The Company believes that access line growth in the future will benefit from population growth in its service areas, acquisitions and the increase in the number of households maintaining more than one access line. The Company markets local Internet access in 340 communities in 12 states, which the Company believes has led to an increase in orders for second lines.

    Network access revenues primarily relate to services provided by the Company to long distance carriers and other customers in connection with the use of the Company's facilities to originate and terminate interstate and intrastate long distance telephone calls. Access charges to long distance carriers and other customers are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges filed directly with the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association ("NECA").

    Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on access tariffs, which are subject to state regulatory commission approval. Additionally, certain of the Company's intrastate network access revenues, along with intrastate long distance revenues, are derived through revenue sharing arrangements with other LECs.

    The installation of digital switches and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines. In 1997 the Company continued to expand its list of premium services (such as voice mail and Internet access) offered in certain service areas and aggressively marketed these services.

    The Company is installing fiber optic cable in certain of its high traffic routes and provides alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 1997, the Company's telephone subsidiaries had over 5,100 miles of fiber optic cable in use, of which approximately 2,000 miles were acquired in the PTI acquisition.

    Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies, (iii) participating in the publication of local directories and (iv) providing Internet access. At the end of 1997, the Company offered Internet access in telephone markets representing 61% of its access lines. Certain large communications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which may result in future reductions of the Company's billing and collection revenues.

    For further information on the regulation of the Company's revenues, see "-Regulation and Competition."

Federal Financing Programs

    Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 5.98% to 6.54% for the fiscal year ended September 30, 1997), and in some cases makes loans concurrently with RUS loans. Most of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries which have borrowed from government agencies generally may not loan or advance any funds to Century, but may pay dividends if certain financial covenants are met.

    For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

    Traditionally, LECs have operated as regulated monopolies. Consequently, the majority of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telephone industry. Although Century anticipates that these trends towards reduced regulation and increased competition will continue, it is difficult to determine the form or degree of future regulation and competition in the Company's service areas.

    State regulation. The local service rates and intrastate access charges of substantially all of the Company's telephone subsidiaries are regulated by state regulatory commissions. Most of such commissions have traditionally regulated pricing through "rate of return" regulation that focuses on authorized levels of earnings by LECs. Most of these commissions also (i) regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures and (iii) regulate various other matters, including certain service standards and operating procedures.

    In recent years, state legislatures and regulatory commissions having jurisdiction over the Company's telephone subsidiaries in several states in which the Company has substantial operations have either begun to reduce the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. This reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. Coincident with these efforts, legislative, regulatory and technological changes have introduced competition into the local exchange industry. See "-Developments Affecting Competition."

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

    During 1995 the Louisiana Public Service Commission ("LPSC") adopted a new regulatory plan for independent telephone companies in Louisiana. For additional information, see "Regulation and Competition" in Item 7 herein. In 1997 the LPSC adopted a consumer Price Protection Plan (the "Louisiana Plan"), effective July 1997, which impacts all of the Company's telephone subsidiaries operating in Louisiana. The new form of regulation will focus on price and quality of service. Under the Louisiana Plan, the Company's Louisiana telephone subsidiaries' local rates will be frozen for a period of three years and access rates will be frozen for a period of two years. Although the Louisiana Plan has no specified term, the LPSC is required to review it by mid-2000. The Company's Louisiana telephone subsidiaries have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impairs its financial health.

    The Company's telephone operations in Wisconsin that were acquired in the December 1997 acquisition of PTI have been regulated under an alternative regulation plan (the "Wisconsin Plan") since June 1996. The Wisconsin Plan has a five-year term and includes a provision that allows the Company's subsidiary covered by such plan to adjust rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. The Wisconsin Plan also includes initiatives designed to promote competition.

    The Michigan Public Service Commission regulates the Company's Michigan telephone subsidiaries pursuant to the parameters established by the Michigan Telecommunications Act of 1995 ("MTA"). The MTA focuses on price and quality of service as opposed to traditional methods of regulation.

    FCC regulation. The FCC regulates the interstate services provided by the Company's telephone subsidiaries primarily by regulating the interstate access charges that are billed to long distance companies and other LEC customers by the Company for use of its local network in connection with the origination and termination of interstate telephone calls. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including regulations regarding the use of radio frequencies; a uniform system of accounts; and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.

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

    In an access charge reform order adopted in May 1997, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the 1996 Act. Such changes are primarily applicable to price-cap companies. The Company's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. The FCC has indicated, however, that a separate access charge reform proceeding would be initiated for rate of return companies.

    In October 1997 the FCC issued a Notice of Proposed Rulemaking which would, among other things, create a federal-state joint board to review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions.

    High-cost support funds, revenue sharing arrangements and related matters. A significant number of the Company's telephone subsidiaries recover a portion of their costs under federal and state cost recovery mechanisms that traditionally have allowed LECs serving small communities and rural areas to provide communications services reasonably comparable to those available in urban areas and at reasonably comparable prices.

    The 1996 Act authorized the establishment of new federal and state universal service funds to provide continued support to eligible telecommunications carriers. In May 1997 the FCC adopted an order on universal service, as mandated by the 1996 Act. In the order, the FCC ruled that rural telephone companies which are designated eligible telecommunications carriers will continue to receive universal service funding. Each of the Company's LECs has been so designated by its respective state regulatory agency. As a result, the Company's LECs will continue to receive payments under the federal support mechanisms currently in effect until the FCC adopts funding support mechanisms based on forward-looking economic costs, which it is required to do, but no earlier than January 2001. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. During 1997 and 1996 the Company's telephone subsidiaries received $65.4 million (of which $4.6 million was applicable to the PTI properties) and $49.3 million, respectively, from the federal Universal Service Fund.

    As part of its universal service order, the FCC also established a new program to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries, commencing January 1998. In addition, the FCC established a $400 million annual fund to provide discounted telecommunications services for rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. In December 1997 the FCC, while reserving the right to adjust such amounts if demand increases, modified the amounts to be collected during the first six months of 1998 to no more than $625 million for schools and libraries and no more than $50 million for rural health care providers. The FCC has stated that local exchange telephone companies will recover their funding contributions in their rates for interstate services. The Company currently estimates that the contribution by its cellular and long distance operations for 1998 will approximate $3.5 million.

    Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See "-State Regulation." There can be no assurance that these states will continue to provide for cost recovery at current levels.

    Substantially all of the Company's LECs concur with the common line tariffs and certain of the Company's LECs concur with the traffic sensitive tariffs filed by the NECA; such LECs participate in the access revenue sharing arrangements administered by the NECA for interstate services. All of the intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements.
See "-Services."

    Certain long distance carriers continue to request that certain of the Company's LECs reduce intrastate access tariffed rates. There is no assurance that these requests will not result in decreased access revenues.

    Developments affecting competition. The communications industry is currently undergoing fundamental changes which may have a significant impact on the future operations and financial performance of all communications companies. Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in each sector of the telephone industry, including, most recently, the local exchange sector. As a result, the number of companies offering competitive services has increased.

    As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide
"unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Although the 1996 Act provides certain exemptions for rural LECs such as those operated by the
Company, the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions placed the burden of proving the continuing availability of these exemptions on rural LECs. In July 1997 the U.S. Court of Appeals for the Eighth Circuit overturned several provisions of the FCC's August 1996 interconnection order, including the rules placing the burden of proof on rural LECs to retain their rural exemption. This decision has been appealed to the United States Supreme Court. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Management believes that competition in its telephone service areas will ultimately increase as a result of the 1996 Act, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts final and nonappealable implementing regulations.

    Substantially all of the 21 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business. Largely as a result thereof, several competitive access providers originally organized to provide redundancy or access services have begun, during the past few years, to provide competitive local exchange services, principally in larger urban areas. Moreover, several well-capitalized long distance, cable television and electric utility companies, along with several start-up companies, have also begun to provide competitive local exchange services or announced their intention to do so, and wireless companies and other emerging technology companies are expected to explore their opportunities in this market. While the Company is aware of only a few companies that have requested authorization to provide local exchange service in the Company's service areas, the Company expects to face additional competition in the future from competitive providers, especially in its operating areas located near larger urban areas.

    In addition to receiving services directly from companies competing with incumbent LECs, long distance companies and other users of toll service are expected to increasingly seek other means to bypass LECs' switching services and local distribution facilities. Certain interexchange carriers provide services which allow users to divert their traffic from LECs' usage-sensitive services to their flat-rate services. In addition, users or long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network. Moreover, users may choose to use wireless services to bypass LECs' switching services. Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the Company believes that the impact of such loss on revenues has not been significant.

    Historically, cellular telephone services have complemented traditional LEC services. However, the Company anticipates that existing and emerging wireless technologies will increasingly compete with LEC services. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local-multipoint-distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Wireless Operations Regulation and Competition."

    To the extent that the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects. Many companies currently providing or planning to provide competitive communication services have substantially greater financial and marketing resources than the Company, and several are not subject to the same regulatory constraints as the Company.

    The Company anticipates that the traditional operations of LECs will be increasingly impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of cable television companies, long distance companies, competitive local exchange providers and others to provide competitive LEC services. Competition relating to services traditionally provided solely by LECs is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

    The Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions in its telephone operations. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to the continued demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow, its internal telephone revenue growth rate may slow during upcoming periods.

                               WIRELESS OPERATIONS

    At December 31, 1997, the Company's cellular holdings represented approximately 10.3 million pops, of which 65% were applicable to MSAs and 35% were RSA pops. According to data derived from published sources, the Company is the tenth largest cellular telephone company in the United States based on the Company's 10.3 million pops.

    Immediately prior to the Company's acquisition of PTI in December 1997, the Company's ratio of owned cellular pops to telephone access lines was 15:1. As a result of the Company's acquisition of the PTI properties, the Company's ratio of owned cellular pops to telephone access lines has decreased to 8:1. Certain of the Company's cellular markets overlap some of the Company's telephone service areas.

Cellular Industry

    The cellular telephone industry has been in existence for approximately 15 years in the United States. The industry has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, at June 1997 there were estimated to be over 48 million cellular customers across the United States.

    Cellular telephone service is capable of high-quality, high-capacity communications to and from vehicle-mounted and hand-held telephones. Cellular systems, if properly designed and equipped, are capable of handling thousands of calls at any given time and are capable of providing service to tens of thousands of subscribers in a market.

    Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more private. Providers of certain services competitive with cellular have incorporated digital technology into their operations. In recent years most major cellular carriers have installed digital cellular voice transmission facilities in certain of their systems, principally in larger markets. Digital service is now operational in ten of the Company's MSA markets and the Company plans to significantly expand the marketing of such service during 1998. See "-Regulation and Competition-Developments Affecting Wireless Competition."

Construction and Maintenance

    The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems are operational, the Company has continued to add cell sites to increase coverage, provide additional capacity, expand areas where hand-held cellular phones may be used and improve the quality of these systems. In 1997 the Company completed construction of 49 cell sites in markets operated by the Company and added 155 cell sites through acquisitions. At December 31, 1997, the Company operated 558 cell sites in its majority-owned markets.

    During the last few years the Company upgraded certain portions of its cellular systems to be capable of providing digital service. Such service became operational in certain markets during 1996 and 1997 using the TDMA digital standard and the Company plans to install digital voice transmission facilities in other markets in 1998. See "-Regulation and Competition-Developments Affecting Wireless Competition." Capital expenditures related to majority-owned and operated cellular systems totaled approximately $39 million in 1997. Due partially to previously planned projects carried over from 1997 and the PTI acquisition, such capital expenditures for 1998 are anticipated to be approximately $90 million.

Strategy

    The  Company's  business  development  strategy for its  cellular  telephone operations is to secure operating control of service areas that are geographically clustered. Clustered cellular systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 43% of the Company's pops in markets operated by the Company are in a single, contiguous cluster of eight MSAs and nine RSAs in Michigan; another 17% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

    Another component of the Company's strategy for cellular operations includes capturing revenues from roaming service. Roaming service revenues are derived from calls made in one cellular service area by subscribers from other service areas. Roaming service is made possible by technical standards requiring that cellular telephones be functionally compatible with the cellular systems in all United States market areas. The Company charges premium rates (compared to rates charged to the Company's customers) for roaming service provided to most non-Company customers. The Company's Michigan cellular properties include a significant portion of the interstate highway corridor between Chicago and Detroit. Its Louisiana properties include an east-west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area. Its Mississippi properties include two east-west interstate highways and two north-south interstate highways. See "-Services, Customers and System Usage."

Marketing

    The Company markets its cellular services through several distribution channels, including its direct sales force, retail outlets owned by the Company and independent agents. At December 31, 1997, the Company's cellular sales force consisted of approximately 375 sales employees, which generated approximately one-half of the Company's new subscribers in 1997, and approximately 525 independent agents. Each sales employee and independent agent solicits cellular customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions. The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

    The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or a salary/incentive payment to a direct sales person. In addition, the Company discounts the cost of cellular telephone equipment, and periodically runs promotions which provide some amount of initial activation, access or airtime free to new subscribers. The average cost of acquiring each new customer ($280 in 1997) remains one of the largest expenses in conducting the Company's cellular operations.

Services, Customers and System Usage

    There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company sells a full range of vehicle-mounted, transportable, and hand-held portable cellular telephones.

    The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different calling patterns. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, it currently offers plans which include features such as unlimited toll calls and unlimited weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, three-way calling and no-answer transfer. The Company offers voice message service in many of its markets. In the Company's markets where digital service is operational, customers can subscribe to caller ID and other digital enhancements.

    Cellular customers come from a wide range of occupations. They typically include a large proportion of individuals who work outside of their office, such as employees in the construction, real estate, wholesale and retail distribution businesses, and professionals. More customers are selecting portable and other transportable cellular telephones as these units become more compact and fully featured, as well as more attractively priced. The Company's average monthly cellular service revenue per customer declined to $61 in 1997 from $63 in 1996 and $66 in 1995. The Company's average service revenue per customer is expected to decline in 1998 as a result of the PTI acquisition (due to PTI's historically lower average monthly service revenue per customer). Such average revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. See "-Regulation and Competition."

    Most cellular systems allow a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all markets in the United States; such agreements offer the Company's customers the opportunity to roam in these markets. Also, a customer of a participating non-Company system traveling in a market operated by the Company where this arrangement is in effect is able to automatically make calls on the Company's system. The charge to a non-Company customer for this service is typically at premium rates, and is billed by the Company to the customer's home system, which then bills the customer. In most instances, based on competitive factors and financial considerations, the Company charges an amount to its customers that is equal to or lower than the amount actually charged by the servicing cellular carrier for roaming. The Company anticipates that competitive factors and industry consolidation may place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

    Roamer fraud, a cellular industry problem, occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. The Company and the industry have implemented extensive fraud control processes in an attempt to minimize roamer fraud.

    Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A significant portion of the churn in the Company's markets is due to the Company disconnecting service to cellular customers for nonpayment of their bills. In addition, the Company faces substantial competition from the other cellular provider in certain of its markets and has begun to face competition from PCS providers in a few of its markets. The Company's churn rate was 2.31% in 1997 and 2.37% in 1996. The Company is attempting to lower its churn rate by increasing its proactive customer service efforts and through the implementation of additional customer retention programs.

    During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to holiday season sales.

    The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                          Year ended or at December 31,
----------------------------------------------------------------------------
                                          1997        1996        1995
----------------------------------------------------------------------------

Majority-owned and operated MSA and RSA systems (Note 1):
   Cellular systems operated                 44          34          33
   Cell sites                               558         354         277
   Population of systems
     operated (Note 2)                9,008,219   7,097,568   6,877,598
   Customers (Note 3):
      At beginning of period            368,233     290,075     211,710
      Additions                         193,623     165,377     139,836
      Net acquisitions/dispositions     123,600       4,850       8,699
      Disconnects, net of reconnects    115,473      92,069      70,170
      At end of period                  569,983     368,233     290,075
   Market penetration at end of
     period (Note 4)                        6.3%        5.2         4.2
   Churn rate (Note 5)                     2.31%       2.37        2.42
   Average monthly cellular service
     revenue per customer            $       61          63          66
   Construction expenditures
     (in thousands)                  $   39,102      83,679      41,990

All operated MSA and RSA systems (Note 6):
   Cellular systems operated                 50          38          37
   Cell sites                               656         413         324
   Population of systems operated
     (Note 2)                        10,124,759   7,946,442   7,721,569
   Customers at end of period
     (Note 7)                           632,446     407,400     313,430
   Market penetration at end of
     period (Note 8                         6.2%        5.1         4.1
   Churn rate (Note 5)                     2.33%        2.32        2.39
----------------------------------------------------------------------------

Notes:

      1. Represents the number of systems in which the Company owned at least a 50% interest. The revenues and expenses of these cellular markets, all of which are operated by the Company, are included in the Company's consolidated operating revenues and operating expenses.
      2. Based on independent third-party population estimates for each respective year.
      3. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 1.
      4. Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 1.
      5. Represents the average percentage of customers that are disconnected on a monthly basis.
      6. Represents the total number of systems that the Company operated, including systems in which it does not own a majority interest.
      7. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 6.
      8. Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 6.

The Company's Cellular Interests

    The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 1997:


                                                   The         Other
                        1997                    Company's     cellular
                     population     Ownership    pops at      operator
                      (Note 1)      percentage   12/31/97     (Note 2)
-----------------------------------------------------------------------------
Majority-owned and
  operated MSAs
------------------
Pine Bluff, AR           82,616      100.00%      82,616     SBC
Texarkana, AR/TX        137,665       89.00      122,522     AT&T
Alexandria, LA          144,523      100.00      144,523     Centennial
Monroe, LA              147,753       87.00      128,545     AT&T
Shreveport, LA          380,333       87.00      330,890     AT&T
Battle Creek, MI        193,965       97.00      188,146     Centennial
Benton Harbor, MI       161,421       97.00      156,578     Centennial
Grand Rapids, MI        758,622       97.00      735,863     AirTouch
Jackson, MI             155,167       97.00      150,512     Centennial
Kalamazoo, MI           305,743       97.00      296,571     Centennial
Lansing-E.Lansing,MI    509,507       97.00      494,222     AirTouch
Muskegon, MI            190,153       97.00      184,448     AirTouch
Saginaw-Bay City-
  Midland, MI           403,413       91.70      369,930     AirTouch
Biloxi-Gulfport, MS
  (Note 4)              230,242       96.45      222,071     Cellular South
Jackson, MS  (Note 4)   424,152       88.31      374,587     MCTA
Pascagoula, MS (Note 4) 129,421       89.05      115,248     Cellular South
Brownsville-
  Harlingen, TX (Note 4)321,534       78.74      253,173     SBC
McAllen-Edinburg-
  Mission, TX (Note 4)  508,926       69.50      353,691     SBC
Appleton-Oshkosh-                                            C-1 Southern
  Neenah, WI            498,367       98.85      492,624      Wisconsin and
                                                              Northern Illinois
Eau Claire, WI          143,834       55.50       79,828     Price Cellular
LaCrosse, WI            102,819       95.00       97,678     U. S. Cellular
--------------------------------------------------------
                      5,930,176                5,374,266
--------------------------------------------------------

Minority-owned MSAs (Note 3)
----------------------------
Little Rock, AR         552,830       36.00%     199,019
Lafayette, LA           261,276       49.00      128,025
Detroit, MI           4,618,871        3.20      147,711
Flint, MI               509,418        3.20       16,291
Rochester, MN           113,681        2.93        3,331
Austin, TX              987,525       35.00      345,634
Dallas-Ft.Worth,TX    4,548,203        0.50       22,741
Sherman-Denison,TX      101,516        0.50          508
Green Bay/Brown
  County, WI            215,185       20.11       43,274
Madison, WI             700,610        9.78       68,513
Milwaukee, WI         1,979,672       17.96      355,608
Wausau, WI              122,436        1.00        1,224
--------------------------------------------------------
                     14,711,223                1,331,879
--------------------------------------------------------
    Total MSAs       20,641,399                6,706,145
--------------------------------------------------------

Operated RSAs
-------------
Alaska 1  (Note 4)     128,044       100.00%     128,044     Mactel
Alaska 3                74,427       100.00       74,427     Mercury
Arkansas 2              86,426        82.00       70,869     SBC
Arkansas 3             103,692        82.00       85,027     SBC
Arkansas 11             66,783        89.00       59,437     SBC
Arkansas 12            187,065        80.00      149,652     SBC
Louisiana 1            113,313        87.00       98,582     AT&T
Louisiana 2            116,256        87.00      101,143     AT&T
Louisiana 3 B2          95,283        87.00       82,896     Centennial
Louisiana 4             72,909       100.00       72,909     Centennial
Michigan 1             198,058       100.00      198,058     Price Cellular
Michigan 2             112,864       100.00      112,864     RFB
Michigan 3             161,448        42.84       69,165     Unitel
Michigan 4             133,783       100.00      133,783     RFB
Michigan 5             159,061        42.84       68,142     Unitel
Michigan 6             139,515        98.00      136,725     Centennial
Michigan 7             240,993        56.07      135,126     Centennial
Michigan 8             100,094        97.00       97,091     Allegan Cellular
Michigan 9             298,548        43.38      129,510     Centennial
Mississippi 2 (Note 4) 247,820       100.00      247,820     Bell South Mobility
Mississippi 6 (Note 4) 183,383       100.00      183,383     Cellular South
Mississippi 7 (Note 4) 181,267       100.00      181,267     MCTA
Texas 7 B6              57,934        89.00       51,561     AT&T
Wisconsin 1            111,767        42.21       47,174     Price Cellular
Wisconsin 2             85,963        99.00       85,103     Price Cellular
Wisconsin 5             95,526            -            -     Price Cellular
Wisconsin 6            116,043        57.14       66,310     U.S. Cellular
Wisconsin 7            290,190        22.70       65,878     U.S. Cellular
Wisconsin 8            236,128        82.00      193,625     U.S. Cellular
--------------------------------------------------------
                     4,194,583                 3,125,571
--------------------------------------------------------

Non-operated RSAs (Note 3)
--------------------------
Arizona 2              257,751        21.30%      54,891
Michigan 10            136,216        26.00       35,416
Minnesota 7            171,922         2.93        5,037
Minnesota 8             67,915         2.93        1,990
Minnesota 9            134,921         2.93        3,953
Minnesota 10           230,358         2.93        6,750
Minnesota 11           206,149         2.93        6,040
New Mexico 4W          139,598        35.71       49,856
Oregon 2                74,465        22.00       16,382
Oregon 3               151,017        15.97       24,121
Oregon 6               195,630        37.50       73,361
Texas 16               330,320         9.60       31,711
Washington 5            59,476         8.47        5,039
Washington 8           136,337         7.36       10,028
Wisconsin 3            141,685        42.86       60,722
Wisconsin 4            119,513        30.03       35,887
Wisconsin 10           129,653        22.50       29,172
--------------------------------------------------------
                     2,682,926                   450,356
--------------------------------------------------------
   Total RSAs        6,877,509                 3,575,927
--------------------------------------------------------
                    27,518,908                10,282,072
========================================================

Notes:

 1. Based on 1997 independent third-party population estimates. 2. Information provided to the best of the Company's knowledge.
 3.  Markets not operated by the Company.
 4.  Represents a non-wireline interest.

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

    The partnership agreements for both the MSA Partnerships and RSA Partnerships generally contain provisions granting all partners a right of first refusal in the event a partner desires to transfer a partnership interest. This restriction on transfer can under certain circumstances make these partnership interests more difficult to sell to a third party.

Revenue

    The following table reflects the major revenue categories for the Company's wireless operations as a percentage of wireless operating revenues in 1997, 1996 and 1995.

                                        1997        1996        1995
-----------------------------------------------------------------------
Cellular access fees and
  toll revenues                         78.2%       79.7        79.5
Cellular roaming                        20.0        18.6        17.7
Equipment sales                          1.8         1.7         2.8
-----------------------------------------------------------------------
                                       100.0%      100.0       100.0
=======================================================================

    For further information on these revenue categories, see "-Services, Customers and System Usage."

Regulation and Competition

    As discussed below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction, operation, interconnection arrangements, sale and acquisition of cellular telephone systems.

    Competition between cellular providers in each market is conducted principally on the basis of services and enhancements offered, the technical quality and coverage of the system, quality and responsiveness of customer service, and price. Competition may be intense. For a listing of the other cellular operator in cellular markets operated by the Company, see "- The Company's Cellular Interests." Under applicable law, the Company is required to permit the reselling of its services. In certain larger markets and in certain market segments, competition from resellers may be significant. There is also substantial competition for sales agents. Certain of the Company's competitors have substantially greater assets and resources than the Company.

    Cellular licensing process. The term "MSA" means a Metropolitan Statistical Area for which the FCC has granted a cellular operating license. The term "RSA" means a Rural Service Area for which the FCC has granted a cellular operating license. During the 1980's and early 1990's, the FCC awarded two 10-year licenses to provide cellular service in each market. Initially, one license was reserved for companies offering local telephone service in the market (the wireline carrier) and one license was available for firms unaffiliated with the local telephone company (the non-wireline carrier). Since mid-1986, the FCC has permitted telephone companies or their affiliates to acquire control of non-wireline licenses in markets in which they do not hold interests in the wireline license. The FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations. The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991. Thus far, the Company has received 10-year extensions of all of its licenses that have become subject to renewal since their original grant dates.

    The completion of an acquisition involving the transfer of control of a cellular system requires prior FCC approval and, in certain cases, receipt of other federal and state regulatory approvals. The acquisition of a minority interest generally does not require FCC approval. Whenever FCC approval is required, any interested party may file a petition to dismiss or deny the application for approval of the proposed transfer.

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

    Developments affecting wireless competition. Competition in the cellular industry has increased due to continued and rapid technological advances in the communications field, coupled with legislative and regulatory changes.

    Several recent FCC initiatives have resulted in the allocation of additional radio spectrum or the issuance of licenses for emerging mobile communications technologies that are competitive with the Company's cellular and telephone operations, including personal communication services ("PCS"). Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to 1990 MHz radio frequency band using microcells and high-capacity digital technology. In 1996 and early 1997 the FCC auctioned up to six PCS licenses per market. Two 30MHz frequency blocks were awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30MHz and three 10MHz frequency blocks were awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs").

    PCS technology permits PCS operators to offer wireless data, image and multimedia services. The largest PCS providers commenced initial operations in late 1996 and increased their operations in 1997. These providers have initially focused on larger markets, and have generally marketed PCS as being a competitive service to cellular. Thus far the Company has experienced PCS competition in only a few of its cellular markets. The extent to which PCS will offer services in the Company's markets that are complementary or competitive with cellular services is uncertain, and is expected to be influenced by continuing developments in PCS and cellular technologies.

    In addition to PCS, users and potential users of cellular systems may find their communication needs satisfied by other current and developing technologies. Several years ago the FCC authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems into digital networks that operate in a manner similar to cellular systems. Such systems are commonly referred to as enhanced specialized mobile radio service ("ESMR") systems. The Company believes that ESMR systems are operating in a few of its cellular markets. One well-established ESMR provider has constructed a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services that have the technical capability to handle wireless telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. Paging or beeper services that feature text message and data display as well as tones may be adequate for potential subscribers who do not need to communicate with the caller. Mobile satellite systems, in which transmissions are between mobile units and satellites, may ultimately be successful in obtaining market share from cellular systems that communicate directly to land-based stations.

    Recently, several large cellular providers have merged with other companies or formed joint ventures. Several of these joint ventures pooled their resources to purchase PCS licenses and to develop the associated markets. Many current or potential competitors of the Company have substantially greater financial and marketing resources than the Company.

    Although it is uncertain how PCS, SMR, ESMR, mobile satellites and other emerging technologies will ultimately affect the Company, the Company anticipates that it will face increased competition in some of its markets in the near term. However, management believes that providing digital services and applying new microcellular technologies should permit its cellular systems to provide services comparable with the emerging technologies described above, although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

                                OTHER OPERATIONS

    The Company provides long distance, call center, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. The results of these operations, which accounted for 7.0% and 2.4%, respectively, of the Company's consolidated revenues and operating income during 1997, are reflected for financial reporting purposes in the "Other operations" section in operating income.

    Long distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 1997, the Company provided long distance services to approximately 172,000 customers. Although the Company owns and operates long distance switches in LaCrosse, Wisconsin and San Marcos, Texas, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

    Call center. The Company provides certain operator services for retail and wholesale markets. The retail market consists primarily of the hospitality and payphone industries. The wholesale market consists of other independent telephone companies and interexchange carriers.

    PCS. In early 1997 the Company was awarded 12 PCS licenses, 11 of which are in Michigan, in connection with the FCC's auctions of 10MHz PCS licenses. The licenses cover areas with a population of approximately 4.0 million. As a result of the PTI acquisition, the Company acquired PCS licenses that cover areas with a population of approximately 4.1 million. Such licenses should allow the Company to provide PCS as a fixed wireless local loop alternative to the LEC's service in the areas covered by the PCS licenses. Approximately $20 million of the Company's 1998 capital expenditure budget is for development of certain of the Company's PCS networks.

    Other. The Company, through one or more of its subsidiaries, provides audiotext services; printing, database management and direct mail services; cable television services; and security alarm services. The Company also holds minority equity investments in certain communications companies.

    Certain service subsidiaries of the company provide installation and maintenance services, materials and supplies, and managerial, technical and accounting services to the telephone and wireless operating subsidiaries. In addition, Century provides and bills management services to subsidiaries and in certain instances makes interest-bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's regulated telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of Century and its subsidiaries. Such intercompany profit is reflected in operating income in the "Other operations" segment.

                           FORWARD-LOOKING STATEMENTS

    This report on Form 10-K and other documents filed by the Company under the federal securities laws include, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business and competitive outlook, investment and expenditure plans, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by works such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

    o the effects of ongoing deregulation in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation
(i) greater than anticipated competition in the Company's predominately rural local exchange telephone markets resulting therefrom, (ii) greater than anticipated reductions in revenues received from the Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets, (iii) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms and (iv) future state regulatory actions taken in response to the 1996 Act.

    o the effects of greater than anticipated competition from PCS, SMR, ESMR, satellite or other wireless companies, including without limitation competition requiring new pricing or marketing strategies or new product offerings, and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

    o possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, and
(iii) reduced demand for the Company's access or billing and collection services.

    o the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to
(i) expand successfully its long distance and Internet offerings to new markets (including those acquired in December 1997 in the PTI acquisition or to be acquired in connection with future acquisitions), (ii) offer bundled service packages on terms attractive to its customers and (iii) successfully initiate PCS services in its licensed markets.

    o the risks inherent in rapid technological change, including without limitation (i) the lack of assurance that the Company's ongoing wireless network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, (ii) technological developments that could make the Company's analog and digital wireless networks uncompetitive or obsolete, such as the risk that the Time Division Multiple Access technology used by the Company will be uncompetitive with Code Division Multiple Access or other digital technologies, and (iii) the risk that technologies will not be developed by the Company on a timely or cost-effective basis or perform according to expectations.

    o regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

    o the Company's ability to effectively manage its growth, including without limitation the Company's ability to (i) integrate the operations of PTI acquired in December 1997 into the Company's operations, (ii) achieve projected economies of scale and cost savings, (iii) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses and (iv) implement necessary internal controls and retain and attract key personnel.

    o any difficulties in the Company's ability to expand through additional acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

    o higher than anticipated wireless operating costs due to churn or to fraudulent uses of the Company's networks.

    o the lack of assurance that the Company can compete effectively against better-capitalized competitors.

    o  the  future   unavailability  of  SFAS  71  to  the  Company's  telephone subsidiaries.

    o the effects of more general factors, including without limitation:

      .  changes in general industry and market conditions and growth rates
      . changes in interest rates or other general national, regional or local economic conditions
      . changes in legislation, regulation or public policy, including changes in federal rural financing programs
      . unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments
      . the continued availability of financing in amounts, and on terms and conditions, necessary to support the Company's operations
      .  changes in the Company's relationships with vendors
      .  changes in the Company's senior debt ratings
      . unfavorable outcomes of regulatory or legal proceedings, including rate proceedings
      . changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

    For additional information, see the description of the Company's business included above, as well as Item 7 to this report. Due to these uncertainties, you are cautioned not to place undue reliance upon the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any of its forward-looking statements for any reason.

                                  OTHER MATTERS

    The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1997 have not been material and the Company currently has no reason to believe that such costs will become material.

    For additional information concerning the business and properties of the Company, see notes 2, 3, 6, and 18 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.     Properties.

    The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations, and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 1997 and 1996, the Company's gross property, plant and equipment of approximately $3.8 billion and $1.7 billion, respectively, consisted of the following:

                                                December 31,
--------------------------------------------------------------
                                              1997        1996
--------------------------------------------------------------

Telephone operations
     Cable and wire                           47.9%       43.1
     Central office equipment                 27.9        23.1
     General support                           6.7         6.1
     Information origination/termination
       equipment                               1.7         1.6
     Construction in progress                  1.4         2.3
     Other                                      .2          .3
--------------------------------------------------------------
                                              85.8        76.5
--------------------------------------------------------------

Wireless operations
     Cell site                                 7.4        12.1
     General support                           1.7         2.8
     Construction in progress                   .1          .9
     Other                                      .6          .2
--------------------------------------------------------------
                                               9.8        16.0
--------------------------------------------------------------
Other                                          4.4         7.5
--------------------------------------------------------------
                                             100.0%      100.0
==============================================================

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

    Most of the properties of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company leases most of the offices used in its cellular operations; certain of its transmitter sites are leased while others are owned by the Company. For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and wireless operations in Item 1.

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters.

   Century's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated (adjusted to reflect the March 1998 three-for-two stock split):

                                   Sale prices
                                 ----------------      Dividend per
                                 High         Low      common share
                                 ----         ---      ------------
1996:
   First quarter               $ 23-5/8      20-7/8        .06
   Second quarter              $ 22-7/8      20-1/4        .06
   Third quarter               $ 23          20-3/8        .06
   Fourth quarter              $ 23          19            .06

1997:
   First quarter               $ 22-5/16     19-3/16       .0617
   Second quarter              $ 22-9/16     19            .0617
   Third quarter               $ 29-5/16     22-1/16       .0617
   Fourth quarter              $ 33-5/8      27-5/16       .0617


   Common stock dividends during 1996 and 1997 were paid each quarter. As of February 28, 1998, there were approximately 6,250 stockholders of record of Century's common stock.

Item 6.     Selected Financial Data.

   The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 1997:

Selected Income Statement Data

                                           Year ended December 31,
                              -------------------------------------------------
                               1997       1996       1995      1994       1993
                              -------------------------------------------------
                                   (Dollars, except per share amounts, and
                                        shares expressed in thousands)
Operating revenues
    Telephone              $ 530,597    451,538    419,242    391,265   350,330
    Wireless                 307,742    250,243    197,494    150,802    84,712
    Other                     63,182     47,896     28,104     22,534    20,633
                             --------------------------------------------------
Total operating revenues   $ 901,521    749,677    644,840    564,601   455,675
                             ==================================================
Operating income
    Telephone              $ 173,285    155,183    143,527    137,992   114,902
    Wireless                  88,081     67,914     57,009     31,443     9,906
    Other                      6,404        199      2,383      3,371     3,201
                             --------------------------------------------------
Total operating income     $ 267,770    223,296    202,919    172,806   128,009
                             ==================================================

Net income                 $ 255,978    129,077    114,776    100,238    69,004
                             ==================================================
Diluted earnings
  per share *              $    2.80       1.43       1.31       1.21       .88
                             ==================================================
Dividends per
  common share *           $    .247        .24        .22       .213      .207
                             ==================================================
Average diluted shares
   outstanding *              91,608     90,653     88,304     86,828    83,369
                             ==================================================
*  Adjusted to reflect the March 1998 three-for-two stock split

    In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Earnings per share amounts for prior periods have been restated to conform with SFAS 128.

Selected Balance Sheet Data

                                                 December 31,
                          -----------------------------------------------------
                              1997       1996       1995       1994       1993
                          -----------------------------------------------------
                                            (Dollars in thousands)
Net property, plant
  and equipment         $ 2,258,563  1,149,012  1,047,808    947,131    827,776
Excess cost of net
  assets acquired, net  $ 1,767,352    532,410    493,655    441,436    297,158
Total assets            $ 4,709,401  2,028,505  1,862,421  1,643,253  1,319,390
Long-term debt          $ 2,609,541    625,930    622,904    518,603    364,433
Stockholders' equity    $ 1,300,272  1,028,153    888,424    650,236    513,768
                          -----------------------------------------------------

   The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1997:

                                            Year ended December 31,
                            ---------------------------------------------------
                                1997       1996      1995       1994      1993
                            ---------------------------------------------------
Telephone access lines      1,203,650    503,562   480,757    454,963   434,691
Cellular units in service
  in majority-owned markets   569,983    368,233   290,075    211,710   116,484
                            ---------------------------------------------------

    See Items 1 and 2 in Part I and notes 1, 2 and 6 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS

OVERVIEW

    Century Telephone Enterprises, Inc. is a regional diversified communications company engaged primarily in providing local exchange telephone services and cellular telephone services. Century Telephone Enterprises, Inc. and its subsidiaries (the "Company") significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI") on December 1, 1997 in exchange for $1.503 billion cash. As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets. The operations of PTI are included in the Company's results of operations beginning December 1, 1997. See Major Acquisition and Note 2 of Notes to Consolidated Financial Statements for additional information. During the three years ended December 31, 1997, the Company has acquired various other telephone and cellular operations, the impact of which has not been material to the financial position and results of operations of the Company.

    In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") in exchange for approximately 4.3 million shares of Brooks' common stock. In November 1997 the Company sold approximately 3.8 million shares of such stock. See Gain on Sales of Assets for additional information.

Year ended December 31,                    1997           1996           1995
------------------------------------------------------------------------------
                                           (Dollars, except per share amounts,
                                                and shares in thousands)
Operating income
   Telephone                          $  173,285        155,183        143,527
   Wireless                               88,081         67,914         57,009
   Other                                   6,404            199          2,383
------------------------------------------------------------------------------
                                         267,770        223,296        202,919
Interest expense                         (56,474)       (44,662)       (43,615)
Income from unconsolidated
  cellular entities                       27,794         26,952         20,084
Gain on sales of assets, net             169,640            815          6,782
Minority interest                         (5,498)        (6,675)        (8,084)
Other income and expense                   5,109          3,916          4,982
Income tax expense                      (152,363)       (74,565)       (68,292)
------------------------------------------------------------------------------
Net income                            $  255,978        129,077        114,776
==============================================================================
Diluted earnings per share*           $     2.80           1.43           1.31
==============================================================================
Average diluted shares outstanding*       91,608         90,653         88,304
==============================================================================

* Adjusted to reflect stock split. See Note 20 of Notes to Consolidated Financial Statements.


    The net income of the Company for 1997 increased to $256.0 million from $129.1 million during 1996 and $114.8 million during 1995. Diluted earnings per share for 1997 increased to $2.80 from $1.43 during 1996 and $1.31 during 1995. Excluding gain on sales of assets, the Company's net income (and diluted earnings per share) for 1997, 1996 and 1995 was $149.6 million ($1.64), $128.6 million ($1.42) and $112.2 million ($1.28), respectively.

    The Company's 1997 operating income was $267.8 million, an increase of $44.5 million (19.9%) over 1996 operating income of $223.3 million. During 1997 the operating income of the Company's telephone and wireless segments increased
$18.1 million (11.7%) and $20.2 million (29.7%), respectively, while the operating income of the Company's other operations increased $6.2 million. The Company's operating income during 1995 was $202.9 million.

    The Company's wireless operations reflect the operations of the cellular entities in which the Company has a majority ownership interest. For additional information concerning the minority interest owners' share of the income of such entities and the Company's share of earnings from cellular entities in which it has less than a majority interest, see Cellular Operations and Income From Unconsolidated Cellular Entities.

    Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for each of the years in the three-year period ended December 31, 1997 were as follows:

Year ended December 31,                     1997          1996          1995
------------------------------------------------------------------------------
Operating revenues
   Telephone operations                     58.9%         60.2          65.0
   Wireless operations                      34.1%         33.4          30.6
   Other operations                          7.0%          6.4           4.4
Operating income
   Telephone operations                     64.7%         69.5          70.7
   Wireless operations                      32.9%         30.4          28.1
   Other operations                          2.4%           .1           1.2
------------------------------------------------------------------------------

    As indicated by the chart above, the percentage of the Company's total operating revenues and operating income contributed by its wireless operations has increased over the past few years. Immediately prior to the Company's acquisition of PTI in December 1997, the Company's ratio of owned cellular pops (the population of licensed cellular telephone markets multiplied by the Company's proportionate equity interests in the licensed operators thereof) to telephone access lines was 15:1. As a result of the Company's acquisition of the PTI properties, the Company's ratio of owned cellular pops to telephone access lines has decreased to 8:1.

    In addition to historical information, management's discussion and analysis includes certain forward- looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the potential effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new product offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating the newly-acquired operations of PTI into the Company's operations; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the Company's business are described in detail in Item 1. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

TELEPHONE OPERATIONS

    Prior to December 1997 the Company conducted its telephone operations in rural, suburban and small urban communities in 14 states. Subsequent to the PTI acquisition on December 1, 1997, the Company provides local exchange telephone service in similar communities in 21 states. As of December 31, 1997, approximately 85% of the Company's telephone access lines were in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. The operating revenues, expenses and income of the Company's telephone operations for 1997, 1996 and 1995 are summarized below.

Year ended December 31,                    1997          1996           1995
-----------------------------------------------------------------------------
                                                (Dollars in thousands)
Operating revenues
   Local service                       $ 147,589       121,728        111,629
   Network access                        319,301       276,123        258,462
   Other                                  63,707        53,687         49,151
-----------------------------------------------------------------------------
                                         530,597       451,538        419,242
-----------------------------------------------------------------------------
Operating expenses
   Plant operations                      110,220        90,083         86,789
   Customer operations                    50,819        43,413         38,768
   Corporate and other                    80,551        67,066         63,834
   Depreciation and amortization         115,722        95,793         86,324
-----------------------------------------------------------------------------
                                         357,312       296,355        275,715
-----------------------------------------------------------------------------
Operating income                       $ 173,285       155,183        143,527
=============================================================================

Local Service Revenues

    Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. The $25.9 million (21.2%) increase in such revenues in 1997 included $17.4 million from properties acquired, of which $15.0 million was from the PTI properties; $5.6 million due to the increase in the number of customer access lines; and $2.8 million due to the provision of custom calling features. An increase in access lines contributed $6.2 million to the 1996 increase of $10.1 million; $3.0 million of the 1996 increase was due to the provision of custom calling features. Internal access line growth during 1997, 1996 and 1995 was 4.4%, 4.3% and 4.4%, respectively.

Network Access Revenues

    Network access revenues are primarily derived from charges to long distance companies and other customers for access to the Company's local exchange carrier ("LEC") networks in connection with the completion of long distance telephone calls. These access charges are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges filed directly with the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange
Carrier Association. Intrastate network access revenues are based on access charges or are derived under revenue sharing arrangements with other LECs.

    Network access revenues increased $43.2 million (15.6%) in 1997 and $17.7 million (6.8%) in 1996 due to the following factors:

                                                          1997          1996
                                                        increase      increase
                                                       (decrease)    (decrease)
------------------------------------------------------------------------------
                                                        (Dollars in thousands)

PTI acquisition                                        $ 26,040             -
Increased recovery from the federal
  Universal Service Fund ("USF")                         11,314         7,532
Increased minutes of use                                  5,033         5,432
Acquisitions, excluding PTI                               3,465           726
Partial recovery of increased operating costs
  through revenue sharing arrangements with
  other telephone companies and return on rate base       2,454         4,063
Other, net                                               (5,128)          (92)
------------------------------------------------------------------------------
                                                       $ 43,178        17,661
==============================================================================

    Included in "Other, net" in 1997 and 1996 were reductions of $3.8 million and $1.7 million, respectively, in access revenues due to the previously announced reductions in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which were phased in from July 1995 through July 1997. As a result of the July 1997 rate reduction being in effect for a full twelve months during 1998, such access revenues for 1998 will be reduced approximately $1.8 million from 1997 levels. Included in "Other, net" in 1996 was approximately $2.3 million of revenue increases associated with a change in the methodology applied in the network access revenue billing process.

Other Revenues

    Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers, (iii) participating in the publication of local directories and (iv) providing Internet access. The PTI properties contributed $4.6 million to the $10.0 million increase in other revenues in 1997. Exclusive of PTI, revenues from CPE services increased $3.5 million; $2.5 million of the 1997 increase was attributable to the provision of Internet access to a larger number of customers. Revenues from CPE services and the provision of Internet access contributed $3.2 million and $1.4 million, respectively, to the $4.5 million increase in other revenues in 1996. Billing and collection revenues decreased $1.0 million and $606,000 in 1997 and 1996, respectively.

Operating Expenses

    Plant operations expenses during 1997 and 1996 increased $20.1 million (22.4%) and $3.3 million (3.8%), respectively. Expenses incurred by the PTI properties in December 1997 were $12.0 million. Exclusive of PTI, expenses incurred in connection with providing Internet access to a larger number of customers contributed $3.5 million to the 1997 increase and other acquisitions accounted for $1.8 million of such increase. Expenses incurred in the provision of Internet access contributed approximately $2.2 million to the 1996 increase

    Customer operations, corporate, and other expenses increased $20.9 million (18.9%) in 1997, of which $11.2 million was incurred by the PTI properties and, exclusive of PTI, $1.7 million was due to an increase in marketing expenses. Exclusive of PTI and marketing expenses, expenses incurred in the provision of CPE services were up $1.4 million; operating taxes increased $1.6 million in 1997. Marketing expenses contributed $2.0 million to the 1996 increase of $7.9 million (7.7%) in customer operations, corporate, and other expenses. Exclusive of marketing expenses, expenses incurred in the provision of CPE services increased $1.9 million in 1996 and operating taxes increased $1.5 million.

    Depreciation and amortization increased $19.9 million (20.8%) and $9.5 million (11.0%) in 1997 and 1996, respectively. Approximately $11.4 million of the 1997 increase was applicable to acquiring and operating PTI, of which $1.5 million represented amortization of goodwill. $1.7 million of the 1997 increase was applicable to other acquisitions. Exclusive of acquisitions, depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $4.4 million in 1997 and $8.2 million in 1996. In addition, the Company obtained increased depreciation rates in certain jurisdictions which increased depreciation expense by $4.4 million in 1997. The remaining increases in depreciation and amortization in 1997 and 1996 were due to higher levels of plant in service. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 7.4% for 1997 and 7.5% for 1996 and 1995.

Other

     The Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions in its telephone operations. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to the continued demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow, its internal telephone revenue growth rate may slow during upcoming periods.

    For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.

CELLULAR OPERATIONS AND INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES


Year ended December 31,                          1997        1996        1995
------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Operating income - wireless operations       $  88,081      67,914      57,009
Minority interest                               (6,916)     (7,062)     (8,084)
Income from unconsolidated cellular entities    27,794      26,952      20,084
------------------------------------------------------------------------------
                                             $ 108,959      87,804      69,009
==============================================================================

    The Company's wireless operations reflect 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income in "Income from unconsolidated cellular entities." See Income from Unconsolidated Cellular Entities for additional information.

WIRELESS OPERATIONS

    Substantially all of the Company's cellular customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas and Arkansas. The operating revenues, expenses and income of the Company's wireless operations for 1997, 1996 and 1995 are summarized below.

Year ended December 31,                        1997         1996         1995
------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Operating revenues
   Service revenues                        $ 302,156      246,037      191,953
   Equipment sales                             5,586        4,206        5,541
------------------------------------------------------------------------------
                                             307,742      250,243      197,494
------------------------------------------------------------------------------
Operating expenses
   Cost of equipment sold                     14,576       12,771       10,235
   System operations                          47,572       36,301       25,902
   General, administrative and
     customer service                         62,258       52,891       39,471
   Sales and marketing                        54,128       46,793       39,450
   Depreciation and amortization              41,127       33,573       25,427
------------------------------------------------------------------------------
                                             219,661      182,329      140,485
------------------------------------------------------------------------------
Operating income                           $  88,081       67,914       57,009
==============================================================================

Operating Revenues

    Cellular service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to other carriers' customers roaming through the Company's service areas, and toll revenue. Cellular service revenues during 1997 increased to $302.2 million from $246.0 million in 1996 and $192.0 million in 1995.

    The 1997 and 1996 increases in cellular service revenues were primarily attributable to the increases in cellular customers due to increased demand for wireless services and acquisitions. Cellular units in service in the Company's majority-owned markets increased to 569,983 as of December 31, 1997 from 368,233 as of December 31, 1996 and 290,075 as of December 31, 1995. Included in the 1997 and 1996 increases were 123,600 and 4,850, respectively, of units added through acquisitions, including 88,245 acquired in the PTI acquisition in December 1997. Exclusive of acquisitions, access and usage revenues increased $29.6 million (16.9%) in 1997 and $33.9 million (25.6%) in 1996 and roaming and toll revenues increased $16.6 million (25.1%) and $11.8 million (24.2%) in 1997 and 1996, respectively. Acquisitions contributed $11.8 million and $7.8 million to the increase in cellular service revenues in 1997 and 1996, respectively.

    The average monthly cellular service revenue per customer declined to $61 in 1997 from $63 in 1996 and $66 in 1995. It has been an industry-wide trend that early subscribers have normally been the heaviest users and that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer is expected to decline in 1998 as a result of the PTI acquisition (due to PTI's historically lower average monthly service revenue per customer) and may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

Operating Expenses

    The $11.3 million (31.0%) increase in system operations expenses in 1997 included a $4.7 million increase in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas (net of the amounts the Company bills its customers therefor), and a $974,000 increase in expenses associated with cellular fraud. Expenses incurred by properties acquired were $2.8 million. The remainder of the increase in system operations expenses in 1997 resulted primarily from the operation of more cell sites.

    The Company operated 558 cell sites at December 31,1997 in entities in which it had a majority interest, compared to 354 at December 31, 1996 and 277 at December 31, 1995. In 1997 and 1996, 155 cell sites and eight cell sites, respectively, were added through acquisitions.

    System operations expenses increased $10.4 million (40.1%) in 1996 primarily due to a $4.0 million increase in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas (net of the amounts the Company bills its customers therefor), and a $1.8 million increase in expenses associated with cellular fraud. The remainder of the increase in system operations expenses in 1996 resulted primarily from the operation of new cell sites.

    Approximately $3.0 million of the $9.4 million (17.7%) increase in general, administrative and customer service expenses in 1997 was applicable to operations acquired. Most of the remainder of the 1997 increase was related to increased expenses resulting from a larger customer base. Customer service and retention costs increased $2.4 million and billing costs were $2.4 million higher. Of the $13.4 million (34.0%) increase in general, administrative and customer service expenses in 1996, $5.5 million was due to an increase in customer service and retention costs; $2.2 million was due to an increase in the provision for doubtful accounts; $1.3 million was due to an increase in billing costs; and $3.9 million was due to increased general office expenses.

    Churn rate (the percentage of cellular customers that terminate service) is an industry-wide concern. The Company faces substantial competition from the other cellular provider in certain of its markets and has begun to face competition from PCS providers in a few of its markets. A significant portion of the churn in the Company's cellular markets is due to the Company disconnecting service to customers for nonpayment. The Company's average monthly churn rate was 2.31% in 1997 and 2.37% in 1996.

    During 1997 and 1996, sales and marketing expenses increased $7.3 million (15.7%) and $7.3 million (18.6%), respectively. The 1997 increase included a $4.9 million increase in costs incurred in selling products and services in retail locations, including Company-owned stores. Approximately $2.8 million of the 1997 increase was applicable to operations acquired. Approximately $3.7 million of the 1996 increase was due to an increase in advertising and sales promotion expenses. The 1996 increase also included a $2.8 million increase in costs of operating retail locations.

    Depreciation and amortization increased $7.6 million (22.5%) in 1997 and $8.1 million (32.0%) in 1996 due primarily to higher levels of plant in service. In 1997 and 1996, $2.1 million and $1.7 million, respectively, of the increase was applicable to operations acquired.

Other

    For additional information regarding certain matters that have impacted or may impact the Company's wireless operations, see Regulation and Competition.

OTHER OPERATIONS

    Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks in May 1997) and the Company's non-regulated long distance and call center operations. The operating revenues, expenses and income of the Company's other operations for 1997, 1996 and 1995 are summarized below.


Year ended December 31,                  1997          1996           1995
----------------------------------------------------------------------------
                                              (Dollars in thousands)
Operating revenues
   Long distance                    $   36,550        28,894         15,980
   Call center                          14,285         8,832          6,129
   Competitive access                    2,499         2,730            634
   Other                                 9,848         7,440          5,361
----------------------------------------------------------------------------
                                        63,182        47,896         28,104
----------------------------------------------------------------------------
Operating expenses
   Cost of sales and
    operating expenses                  54,132        45,042         23,702
   Depreciation and amortization         2,646         2,655          2,019
----------------------------------------------------------------------------
                                        56,778        47,697         25,721
----------------------------------------------------------------------------
Operating income                    $    6,404           199          2,383
============================================================================

    Of the $15.3 million (31.9%) increase in operating revenues in 1997, $13.1 million was applicable to the long distance and call center operations. An increase in operating expenses of $11.7 million incurred by the long distance and call center operations in 1997 was partially offset by a decrease of $4.1 million in operating expenses incurred by the Company's competitive access subsidiary. The operating loss of the Company's competitive access subsidiary in 1997 (prior to its sale) was $2.4 million compared to $6.2 million in 1996.

    In 1996, $15.6 million of the $19.8 million increase in operating revenues was due to the long distance and call center operations. Of the $22.0 million increase in operating expenses in 1996, $13.8 million was incurred by the long distance and call center operations and $4.7 million was applicable to the Company's competitive access subsidiary.

    Certain of the Company's service subsidiaries provide managerial, operational, technical and accounting services, along with materials and supplies, to the Company's telephone subsidiaries. In accor-dance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations segment. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $8.9 million, $7.7 million and $8.0 million in 1997, 1996 and 1995, respectively. For additional information applicable to SFAS 71, see Regulation and Competition - Other Matters.

INTEREST EXPENSE

    Interest expense increased $11.8 million (26.4%) in 1997, primarily due to $7.2 million of interest expense on the borrowings used to fund the PTI acquisition and $3.5 million of interest expense applicable to PTI's debt.

    For additional information, see Liquidity and Capital Resources - Financing Activities and Note 6 of Notes to Consolidated Financial Statements.

INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

    Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $842,000 (3.1%) during 1997 and $6.9 million (34.2%) during 1996. The improvement in profitability in 1997 of most of the cellular entities in which the Company owns less than a majority interest was substantially offset by a $2.4 million decrease in the Company's portion of the profits of a partnership in which the Company has a significant ownership interest.

GAIN ON SALES OF ASSETS

    During 1997 the Company sold its majority-owned competitive access subsidiary to Brooks in exchange for approximately 4.3 million shares of Brooks' common stock. The Company recorded a pre-tax gain in the second quarter of 1997 of approximately $71 million ($46 million after-tax; $.50 per diluted share). In November 1997, the Company sold approximately 3.8 million shares of Brooks' stock and recorded a pre-tax gain of approximately $108 million ($66 million after-tax; $.73 per diluted share).

MINORITY INTEREST

    Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Decreases in minority interest of $1.2 million in 1997 and $1.4 million in 1996 were due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest owners' share of such partnership. In addition, minority interest decreased $756,000 during 1997 as a result of allocating thereto a portion of the loss of the Company's majority-owned competitive access subsidiary to the minority shareholders. In 1996, no portion of the loss of such subsidiary was allocated to minority interest. Such decreases were substantially offset by increased minority interest expense due to increased profitability of the Company's majority-owned and operated cellular entities.

OTHER INCOME AND EXPENSE

    Other income and expense during 1997 was $5.1 million compared to $3.9 million during 1996 and $5.0 million in 1995. The first quarter of 1996 included a nonrecurring charge of $1.1 million which related to the Company's withdrawal of its investment in an entity formed to bid on Personal Communications Services ("PCS") licenses after such entity withdrew from the federal auction in 1996.

INCOME TAX EXPENSE

    The Company's effective income tax rate was 37.3%, 36.6% and 37.3% in 1997, 1996 and 1995, respectively. For additional information, see Note 10 of Notes to Consolidated Financial Statements.

MAJOR ACQUISITION

    On December 1, 1997, the Company acquired PTI in exchange for $1.503 billion cash. To finance the acquisition, the Company borrowed $1.288 billion under its $1.6 billion senior unsecured credit facility with NationsBank of Texas, N.A. and a syndicate of other lenders. This debt matures in five years and carries floating-rate interest based upon London InterBank Offered Rates for short-term periods. As of December 31, 1997, the weighted average interest rate of this debt was 6.17%. The Company paid the remainder of the PTI acquisition price with available cash, most of which consisted of the proceeds of the sale of Brooks' common stock in November 1997. As indicated below under Liquidity and Capital Resources - Financing Activities, the Company repaid approximately $758 million of this acquisition indebtedness with the net proceeds of a public offering of senior debt securities in January 1998.As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines located in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular subscribers in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets. For additional information, see Note 2 of Notes to Consolidated Financial Statements.


ACCOUNTING PRONOUNCEMENTS

    In December  1997 the Company  adopted  Statement  of  Financial  Accounting
Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 established requirements for the computation of basic earnings per share and diluted earnings per share. The Company previously reported primary earnings per share of $1.43 and $1.31 for 1996 and 1995, respectively, and fully diluted earnings per share of $1.43 and $1.30 for 1996 and 1995, respectively, in accordance with the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share."

INFLATION

    The effects of increased costs historically have been mitigated by the ability to recover certain costs applicable to the Company's regulated telephone operations through the rate-making process. As operating expenses in the Company's nonregulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment. While the rate-making process does not permit the Company to immediately recover the costs of replacing its physical plant, the Company has historically been able to recapture these costs over time. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For additional information regarding the current regulatory environment, see Regulation and Competition.

YEAR 2000

    The Company believes that it has identified each of its computer systems that will require modifications to enable it to perform satisfactorily on and after January 1, 2000. The financial impact of making such modifications to the Company's systems is not expected to be material to the Company's consolidated financial position or results of operations. In addition, the Company is currently corresponding with vendors that provide products and systems to the Company in order to determine if such products or systems will be required to be upgraded or replaced. Although management believes the Company has an adequate program in place to address the year 2000 issue, the costs of upgrades to, or replacements of, its purchased products or systems has not been determined and there can be no assurance that the program will ultimately be successful.

                         LIQUIDITY AND CAPITAL RESOURCES

    Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

Operating Activities

    Net cash provided by operating activities was $297.3 million, $264.7 million and $215.7 million in 1997, 1996 and 1995, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

Investing Activities

    Net cash used in investing activities was $1.503 billion, $241.8 million and $227.8 million in 1997, 1996 and 1995, respectively. Cash used for acquisitions was $1.544 billion during 1997, compared to $46.3 million in 1996 and $22.1 million in 1995. See Results of Operations - Major Acquisition for additional information. Capital expenditures for 1997 were $115.9 million for telephone operations, $39.1 million for wireless operations and $26.3 million for corporate and other operations. Capital expenditures during 1996 and 1995 were $222.9 million and $196.6 million, respectively. Proceeds from the sale of Brooks' common stock were $202.7 million in 1997. The $241.8 million of net cash used in investing activities in 1996 was net of the reimbursement of $18.9 million related to the Company's withdrawal of its equity investment in an entity formed for the purpose of participating in the FCC auction of 30MHz PCS licenses.

Financing Activities

    Net cash provided by financing activities was $1.223 billion during 1997, of which $1.288 billion was related to the acquisition of PTI. See Results of Operations - Major Acquisition for additional information. Net cash used in financing activities was $23.0 million during 1996 and net cash provided by financing activities was $13.5 million during 1995. Exclusive of amounts borrowed to fund the PTI acquisition, net payments of debt were $54.7 million during 1997 compared to $11.6 million during 1996. In November 1995 the Company issued $150 million of senior notes under its $400 million shelf registration statement. The net proceeds were used to reduce the Company's borrowings under its credit facilities.

    In December 1997, after giving consideration to the PTI acquisition, Standard & Poor's assigned Century's senior unsecured debt a rating of BBB+ and Moody's reaffirmed its rating of Baa1.

    In December 1997 the Company filed a shelf registration statement with the United States Securities and Exchange Commission registering $1.5 billion of senior unsecured debt securities, preferred stock, common stock and warrants, under which the Company issued $665 million of senior debt securities in January 1998 concurrent with the issuance of the remaining $100 million under its $400 million shelf registration statement. The net proceeds of approximately $758 million (excluding payment obligations of approximately $39 million related to interest rate hedging effected in connection with the offering) were used to reduce the bank acquisition indebtedness incurred by the Company in connection with its December 1997 acquisition of PTI. The Company's effective weighted average cost of funds for its $765 million debt issuance is 7.15%, after giving consideration to the payment obligations mentioned above.

Other

    Budgeted capital expenditures for 1998 total $220 million for telephone operations, $90 million for wireless operations and $40 million for corporate and other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services. Capital expenditures in the wireless operations are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where hand-held cellular phones may be used) and providing digital service.

    In early 1997 the Company was awarded 12 PCS licenses in connection with the FCC's D and E block auctions of 10MHz PCS licenses. The licenses cover areas with a population of approximately four million; the Company's investment in the licenses was $4.6 million. As a result of the PTI acquisition, the Company acquired PCS licenses that cover areas with a population of approximately 4.1 million. Approximately $20 million of the 1998 capital expenditure budget for corporate and other operations is for development of the Company's PCS networks.

    The Company will continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both, and may require additional financing in connection therewith. Approximately 2.7 million shares of Century common stock and 200,000 shares of Century preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

    As of December 31, 1997, the Company's telephone subsidiaries had available for use $140.9 million of commitments for long-term financing from the Rural Utilities Service and the Company had $351.1 million of undrawn committed bank lines of credit. The Company also has access to debt and equity capital markets, including its shelf registration statements mentioned above.

    Common stockholders' equity as a percentage of total capitalization was 32.6% and 60.8% at December 31, 1997 and 1996, respectively. As of November 30, 1997 (immediately prior to the PTI acquisition), common stockholders' equity as a percentage of total capitalization was 68.5%.


                           REGULATION AND COMPETITION

    The communications industry continues to undergo various fundamental regulatory, competitive and technological changes that make it difficult to determine the form or degree of future regulation and competition affecting the Company's telephone and wireless operations. These changes may have a significant impact on the future financial performance of all communications companies.

Events Affecting the Communications Industry

    In February 1996 the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. Although the 1996 Act provides certain exemptions for rural LECs such as those operated by the Company, the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions placed the burden of proving the continuing availability of these exemptions on rural LECs. In July 1997 the U.S. Court of Appeals for the Eighth Circuit overturned several provisions of the FCC's August 1996 interconnection order, including the rules placing the burden of proof on rural LECs to retain their rural exemption. This decision has been appealed to the United States Supreme Court.

    Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the gradual reduction of regulatory oversight of LECs. These cumulative changes have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services are also expected to increasingly compete with LECs.

    The 1996 Act authorized the establishment of federal and state universal service funds to provide support to eligible telecommunications carriers. In May 1997 the FCC adopted an order on universal service, as mandated by the 1996 Act. In the order, the FCC ruled that rural telephone companies which are designated eligible telecommunications carriers will continue to receive universal service funding. Each of the Company's LECs has been so designated by its respective state regulatory agency. As a result, the Company's LECs will continue to receive payments under the federal support mechanisms currently in effect until the FCC adopts funding support mechanisms based on forward-looking economic costs, which it is required to do, but no earlier than January 2001.

    As part of its universal service order, the FCC also established a new program to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries, commencing January 1998. In addition, the FCC established a $400 million annual fund to provide discounted telecom-munications services for rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. In December 1997 the FCC, while reserving the right to adjust such amounts if demand increases, modified the amounts to be collected during the first six months of 1998 to no more than $625 million for schools and libraries and no more than $50 million for rural health care providers. The FCC has stated that local exchange telephone companies will recover their funding contributions in their rates for interstate services. The Company currently estimates that the contribution by its cellular and long distance operations for 1998 will approximate $3.5 million.

    In an access charge reform order adopted in May 1997, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the 1996 Act. Such changes are primarily applicable to price-cap companies. The Company's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. The FCC stated that a separate access charge reform proceeding would be initiated for rate of return companies.

    Numerous petitions for reconsideration or clarification have been filed with the FCC regarding the universal service and access charge reform orders discussed above.

    In October 1997 the FCC issued a Notice of Proposed Rulemaking which would, among other things, create a federal-state joint board to review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions.

    In recent years, the FCC has allocated additional frequency spectrum for wireless technologies that compete or are expected to compete with cellular, including PCS and mobile satellite services. Recently, several major PCS companies began providing services competitive with cellular in selected larger markets, although thus far the Company has experienced competition from PCS companies in only a few of its markets. The FCC has also authorized certain specialized mobile radio service licensees to configure their systems so as to operate in a manner similar to cellular systems.

    In February 1996 the FCC sought public comments on whether it should initiate a rate of return represcription proceeding for LECs that are subject to rate of return regulation for interstate access revenues. The Company is unaware of any significant developments in this proceeding.

    Competition to provide traditional telephone or wireless services is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's operations are located. The Company does not believe such competition is likely to materially affect it in the near term. The Company further believes that it may benefit from having the opportunity to observe the effects of these developments in large urban markets. The Company will continue to monitor ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.

Recent Events Affecting the Company

    As mentioned above in Events Affecting the Communications Industry, in May 1997 the FCC adopted an order on universal service. During 1997 the Company's revenues from the USF increased approximately $16.1 million (of which $4.6 million was applicable to the PTI properties) to $65.4 million after increasing $7.5 million during 1996. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

    During the last few years, several states in which the Company has substantial operations took legislative or regulatory steps to further introduce competition into the LEC business. While the Company is aware of only a few companies which have requested authorization to provide local exchange service in the Company's service areas, it is anticipated that similar action may be taken by others in the future.

    In June 1997 the LPSC adopted a Consumer Price Protection Plan (the "Plan"), effective July 1997, which impacts all of the Company's telephone subsidiaries operating in Louisiana. The new form of regulation will focus primarily on price and quality of service. Under the Plan, the Company's Louisiana telephone subsidiaries' local rates will be frozen for a period of three years and access rates will be frozen for a period of two years. Although the Plan has no specified term, the LPSC is required to review it by mid-2000. The Company's Louisiana telephone subsidiaries have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impair its financial health.

    During 1995 the LPSC adopted a regulatory plan for independent telephone companies in Louisiana. Under this plan, the Company's access revenues were reduced $3.8 million in 1997 and $1.7 million in 1996, and the Company anticipates that its access revenues will be further reduced by approximately $1.8 million in 1998. See Results of Operations Telephone Operations for additional information.

    Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its telephone subsidiaries. There is no assurance that these requests will not result in reduced intrastate access revenues in the future.

Other Matters

    The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. While the amount of such charge cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $250 million and $300 million. See Note 11 of Notes to Consolidated Financial Statements for additional information.

    The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1997 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

    Not applicable for 1997.

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


/s/ R. Stewart Ewing, Jr.

R. Stewart Ewing, Jr.
Senior Vice President and Chief Financial Officer


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Century Telephone Enterprises, Inc.:


    We have audited the consolidated financial statements of Century Telephone Enterprises, Inc. and subsidiaries as listed in Item 14a(i). In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in Item 14a(ii). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Telephone Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/  KPMG Peat Marwick LLP

KPMG PEAT MARWICK LLP

Shreveport, Louisiana
January 28, 1998, except as to the third paragraph of Note 20 which is as of February 25, 1998.




                       CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Income

                                              Year ended December 31,
--------------------------------------------------------------------------
                                         1997          1996          1995
--------------------------------------------------------------------------
                                          (Dollars in thousands, except
                                               per share amounts)

OPERATING REVENUES
   Telephone                        $  530,597       451,538       419,242
   Wireless                            307,742       250,243       197,494
   Other                                63,182        47,896        28,104
--------------------------------------------------------------------------
      Total operating revenues         901,521       749,677       644,840
--------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and
     operating expenses                474,256       394,360       328,151
   Depreciation and amortization       159,495       132,021       113,770
--------------------------------------------------------------------------
      Total operating expenses         633,751       526,381       441,921
--------------------------------------------------------------------------

OPERATING INCOME                       267,770       223,296       202,919
--------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sales of assets, net        169,640           815         6,782
   Interest expense                    (56,474)      (44,662)      (43,615)
   Income from unconsolidated
     cellular entities                  27,794        26,952        20,084
   Minority interest                    (5,498)       (6,675)       (8,084)
   Other income and expense              5,109         3,916         4,982
--------------------------------------------------------------------------
      Total other income (expense)     140,571       (19,654)      (19,851)
--------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE       408,341       203,642       183,068
  Income tax expense                   152,363        74,565        68,292
--------------------------------------------------------------------------

NET INCOME                          $  255,978       129,077       114,776
==========================================================================

BASIC EARNINGS PER SHARE*           $     2.84          1.45          1.33
==========================================================================

DILUTED EARNINGS PER SHARE*         $     2.80          1.43          1.31
==========================================================================

DIVIDENDS PER COMMON SHARE*         $     .247           .24           .22
==========================================================================

*Adjusted to reflect stock split. See Note 20.

See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                           Consolidated Balance Sheets

                                                                    December 31,
------------------------------------------------------------------------------
                                                           1997          1996
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                         $    26,017         8,402
   Accounts receivable
     Customers, less allowance of $5,954
      and $3,327                                         143,613        60,181
     Other                                                83,659        26,263
   Materials and supplies, at average cost                21,994         8,222
   Other                                                   8,197         6,166
------------------------------------------------------------------------------
       Total current assets                              283,480       109,234
------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                      2,258,563     1,149,012
------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less
    accumulated  amortization of $84,132
    and $67,061                                        1,767,352       532,410
   Other                                                 400,006       237,849
------------------------------------------------------------------------------
       Total investments and other assets              2,167,358       770,259
------------------------------------------------------------------------------

TOTAL ASSETS                                         $ 4,709,401     2,028,505
==============================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt              $    55,244        19,919
   Accounts payable                                       83,378        60,548
   Accrued expenses and other
    current liabilities
     Salaries and benefits                                38,225        20,224
     Taxes                                                74,898        13,913
     Interest                                             20,821         5,581
     Other                                                25,229         8,837
   Advance billings and customer deposits                 24,213        15,122
------------------------------------------------------------------------------
       Total current liabilities                         322,008       144,144
------------------------------------------------------------------------------

LONG-TERM DEBT                                         2,609,541       625,930
------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                   477,580       230,278
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
    175,000,000 shares, issued and outstanding
    91,103,674*  and 59,858,540  shares                   91,104        59,859
   Paid-in  capital                                      469,586       474,607
   Unrealized holding gain on investments,
    net of taxes                                          11,893             -
   Retained earnings                                     728,033       494,726
   Unearned ESOP shares                                   (8,450)      (11,080)
   Preferred stock - non-redeemable                        8,106        10,041
------------------------------------------------------------------------------
       Total stockholders' equity                      1,300,272     1,028,153
------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                         $ 4,709,401     2,028,505
==============================================================================

*Adjusted to reflect stock split. See Note 20.

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows


                                                   Year ended December 31,
------------------------------------------------------------------------------
                                               1997         1996         1995
------------------------------------------------------------------------------
                                                   (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                $  255,978     129,077     114,776
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Depreciation and amortization             159,495     132,021     113,770
     Income from unconsolidated
      cellular entities                        (27,794)    (26,952)    (20,084)
     Minority interest                           5,498       6,675       8,084
     Deferred income taxes                      16,230       7,935       9,563
     Gain on sales of assets                  (169,640)       (815)     (6,782)
     Changes in current assets and
      current liabilities:
        Accounts receivable                      7,649      (4,353)     (8,949)
        Accounts payable                       (25,440)      5,103       2,656
        Other accrued taxes                     58,205       1,285      (4,134)
        Other current assets and other
         current liabilities, net                7,263       6,220      (4,413)
     Increase in other noncurrent
      liabilities                                2,173       4,305       5,754
     Other, net                                  7,702       4,151       5,497
------------------------------------------------------------------------------
        Net cash provided by operating
         activities                            297,319     264,652     215,738
------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisitions, net of cash acquired        (1,543,814)    (46,327)    (22,130)
  Payments for property, plant
   and equipment                              (181,225)   (222,885)   (196,592)
  Investment in unconsolidated personal
   communications services entity                    -      18,900     (20,000)
  Investments in unconsolidated
   cellular entities                              (810)       (744)     (8,013)
  Distributions from unconsolidated
   cellular entities                            16,825      15,648       4,957
  Proceeds from sales of assets                202,705           -      19,953
  Purchase of life insurance investment        (12,962)     (5,944)     (6,418)
  Note receivable                               22,500       1,667         833
  Other, net                                    (6,346)     (2,106)       (396)
------------------------------------------------------------------------------
        Net cash used in investing
         activities                         (1,503,127)   (241,791)   (227,806)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of
   long-term debt                            1,312,546      59,649     203,987
  Payments of long-term debt                   (79,203)    (57,021)    (18,377)
  Notes payable, net                                 -     (14,199)   (158,000)
  Proceeds from issuance of common stock        14,156      10,089       6,522
  Cash dividends                               (22,671)    (21,775)    (19,351)
  Other, net                                    (1,405)        258      (1,327)
------------------------------------------------------------------------------
        Net cash provided by (used in)
         financing activities                1,223,423     (22,999)     13,454
------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               17,615        (138)      1,386
Cash and cash equivalents at
 beginning of year                               8,402       8,540       7,154
------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR    $   26,017       8,402       8,540
==============================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                Consolidated Statements of Stockholders' Equity

                                                     Year ended December 31,
------------------------------------------------------------------------------
                                                   1997       1996       1995
------------------------------------------------------------------------------
                                               (Dollars and shares in thousands)

COMMON STOCK
  Balance at beginning of year               $    59,859     59,114     53,574
  Issuance of common stock for acquisitions           75        257        577
  Conversion of convertible securities into
   common stock                                      237         33      4,541
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans         565        455        422
  Three-for-two stock split                       30,368          -          -
------------------------------------------------------------------------------
        Balance at end of year                    91,104     59,859     59,114
------------------------------------------------------------------------------

PAID-IN CAPITAL
  Balance at beginning of year                   474,607    453,584    319,235
  Issuance of common stock for acquisitions        3,241      8,201     15,981
  Conversion of convertible securities
   into common stock                               4,998        163    108,601
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans 13,591 9,676 6,100 Amortization of unearned compensation
   and other                                       3,517      2,983      3,667
  Three-for-two stock split                      (30,368)         -          -
------------------------------------------------------------------------------
        Balance at end of year                   469,586    474,607    453,584
------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON
 INVESTMENTS, NET OF TAXES
  Balance at beginning of year                         -          -          -
  Change in unrealized holding gain on
   investments, net of taxes                      11,893          -          -
------------------------------------------------------------------------------
        Balance at end of year                    11,893          -          -
------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of year                   494,726    387,424    291,999
  Net income                                     255,978    129,077    114,776
  Cash dividends declared
     Common stock - $.247, $.24
      and $.22 per share*                        (22,211)   (21,355)   (19,228)
     Preferred stock                                (460)      (420)      (123)
------------------------------------------------------------------------------
        Balance at end of year                   728,033    494,726    387,424
------------------------------------------------------------------------------

UNEARNED ESOP SHARES
  Balance at beginning of year                   (11,080)   (13,960)   (16,840)
  Release of ESOP shares                           2,630      2,880      2,880
------------------------------------------------------------------------------
        Balance at end of year                    (8,450)   (11,080)   (13,960)
------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of year                    10,041      2,262      2,268
  Issuance of preferred stock
   for acquisitions                                    -      7,975          -
  Conversion of preferred stock
   into common stock                              (1,935)      (196)        (6)
------------------------------------------------------------------------------
        Balance at end of year                     8,106     10,041      2,262
------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                   $ 1,300,272  1,028,153    888,424
==============================================================================

COMMON SHARES OUTSTANDING
  Balance at beginning of year                    59,859     59,114     53,574
  Issuance of common stock for
   acquisitions                                       75        257        577
  Conversion of convertible securities
   into common stock                                 237         33      4,541
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans         565        455        422
  Three-for-two stock split                       30,368          -          -
------------------------------------------------------------------------------
        Balance at end of year                    91,104     59,859     59,114
==============================================================================

*Adjusted to reflect stock split. See Note 20.

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1997


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

Revenue recognition - Revenues are recognized when earned. Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates.

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

Derivative financial instruments - Beginning in late 1997, the Company entered into certain interest rate hedge contracts in anticipation of a public debt issuance, utilizing such hedge contracts to manage interest rate exposure. The hedge contracts are treated as off-balance sheet financial instruments. Gains and losses related to hedges of anticipated transactions are deferred and amortized as interest expense over the life of the underlying debt issuance. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Earnings per share - During 1997 the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." SFAS 128 established requirements for the computation of basic earnings per share and diluted earnings per share and was effective for financial statements issued for periods ending after December 15, 1997. Earnings per share amounts for prior periods have been restated to conform with SFAS 128.

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

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1997 presentation.

(2)   MAJOR ACQUISITION

     On December 1, 1997, Century acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash. To finance the acquisition, which was accounted for as a purchase, Century borrowed $1.288 billion under its $1.6 billion senior unsecured credit facility dated August 28, 1997 with NationsBank of Texas, N.A. and a syndicate of other lenders. This debt matures in five years and carries floating-rate interest based upon London InterBank Offered Rates for short-term periods. The weighted average interest rate of this debt as of December 31, 1997 was 6.17%. Century paid the remainder of the PTI acquisition price with available cash.

    As a result of the acquisition, the Company acquired (i) telephone access lines located in four midwestern states, seven western states and Alaska, (ii) cellular subscribers in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets.

    The purchase price will be allocated to the assets and liabilities of PTI based on their estimated fair value. As of December 31, 1997, a preliminary allocation of the purchase price was made. Such allocation will be refined and finalized, primarily as it relates to noncurrent assets and liabilities, during 1998.

    The following pro forma information represents the consolidated results of operations of the Company as if the PTI acquisition had been consummated as of January 1, 1997 and 1996.

Year ended December 31,                                 1997           1996
-----------------------------------------------------------------------------
                                                       (Dollars in thousands,
                                                      except per share amounts)
                                                            (unaudited)

Operating revenues                                $ 1,392,268       1,245,036
Net income                                            256,992         120,632
Diluted earnings per share                               2.81            1.34
-----------------------------------------------------------------------------

    The pro forma information is not necessarily indicative of the operating results that would have occurred if the PTI acquisition had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results. The actual results of operations of PTI are included in the Company's consolidated financial statements only from the date of acquisition.

(3)    PROPERTY, PLANT AND EQUIPMENT

    Net property, plant and equipment at December 31, 1997 and 1996 was composed of the following:

December 31,                                            1997            1996
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Telephone, at original cost
   Cable and wire                                $  1,843,002         726,340
   Central office                                   1,070,477         389,259
   General support                                    256,203         102,667
   Information origination/termination                 65,304          27,881
   Construction in progress                            53,382          38,981
   Other                                                7,492           5,161
-----------------------------------------------------------------------------
                                                    3,295,860       1,290,289
   Accumulated depreciation                        (1,375,835)       (417,497)
-----------------------------------------------------------------------------
                                                    1,920,025         872,792
-----------------------------------------------------------------------------
Wireless, at cost
   Cell site                                          284,599         203,879
   General support                                     66,400          47,138
   Construction in progress                             5,555          15,716
   Other                                               23,664           2,656
-----------------------------------------------------------------------------
                                                      380,218         269,389
   Accumulated depreciation                          (133,357)        (75,666)
-----------------------------------------------------------------------------
                                                      246,861         193,723
-----------------------------------------------------------------------------
Corporate and other, at cost
   General support                                    148,883          94,042
   Other                                               20,537          31,973
-----------------------------------------------------------------------------
                                                      169,420         126,015
   Accumulated depreciation                           (77,743)        (43,518)
-----------------------------------------------------------------------------
                                                       91,677          82,497
-----------------------------------------------------------------------------
Net property, plant and equipment                $  2,258,563       1,149,012
=============================================================================

    Depreciation expense was $142.6 million, $118.9 million and $102.1 million in 1997, 1996 and 1995, respectively. The composite depreciation rate for telephone properties was 7.4% for 1997 and 7.5% for 1996 and 1995.

(4)    INVESTMENTS AND OTHER ASSETS

    Investments and other assets at December 31, 1997 and 1996 were composed of the following:

December 31,                                               1997          1996
------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Excess cost of net assets acquired, less
 accumulated amortization                           $ 1,767,352        532,410
Investments in unconsolidated cellular entities         189,363         99,212
Cash surrender value of life insurance
 contracts, net                                          78,658         61,750
Marketable equity securities                             40,570          8,478
Other                                                    91,415         68,409
------------------------------------------------------------------------------
                                                    $ 2,167,358        770,259
==============================================================================

    As a result of the purchase of PTI, the Company recorded approximately $1.2 billion of excess cost of net assets acquired.

    Goodwill amortization of $16.6 million,  $12.8 million and $11.4 million for
1997,  1996  and  1995,   respectively,   is  included  in   "Depreciation   and
amortization" in the Company's Consolidated Statements of Income.

    The Company's investments in marketable equity securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported, net of taxes, as a separate component of stockholders' equity. As of December 31, 1997, gross unrealized holding gains of the Company's marketable equity securities were $18.3 million.

(5)    INVESTMENTS IN UNCONSOLIDATED CELLULAR ENTITIES

    The Company's share of earnings from cellular entities in which it does not own a majority interest was $29.4 million, $28.2 million and $21.4 million in 1997, 1996 and 1995, respectively, and is included, net of $1.6 million, $1.3 million and $1.3 million of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities" in the Company's Consolidated Statements of Income. Over 70% of the 1997 income from unconsolidated cellular entities was attributable to the following investments.


                                                                       Ownership
                                                                        interest
-----------------------------------------------------------------------------
Alltel Cellular Associates of Arkansas Limited Partnership              36%
Lafayette MSA Limited Partnership                                       49%
GTE Mobilnet of Austin Limited Partnership                              35%
Detroit SMSA Limited Partnership                                         3%
Michigan RSA #9 Limited Partnership                                     43%
New Mexico 4 - Santa Fe RSA West Limited Partnership                    36%
-----------------------------------------------------------------------------

    The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 1997 and 1996) were accounted for by the equity method.

December 31,                                              1997         1996
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)
                                                                     (unaudited)

Assets
   Current assets                                   $   322,863      286,197
   Property and other noncurrent assets                 767,123      603,204
-----------------------------------------------------------------------------
                                                    $ 1,089,986      889,401
=============================================================================

Liabilities and equity
   Current liabilities                              $   157,492      108,525
   Noncurrent liabilities                                25,413       24,564
   Equity                                               907,081      756,312
-----------------------------------------------------------------------------
                                                    $ 1,089,986      889,401
=============================================================================


Year ended December 31,                          1997        1996       1995
-----------------------------------------------------------------------------
                                                    (Dollars in thousands)
                                                         (unaudited)
Results of operations
   Revenues                                $ 1,277,524     985,788    743,779
   Operating income                        $   419,246     338,554    266,355
   Net income                              $   395,990     339,040    268,967
-----------------------------------------------------------------------------

    At December 31, 1997, $52.6 million of the Company's consolidated retained earnings represented undistributed earnings of unconsolidated cellular entities.



(6)   LONG-TERM DEBT

December 31,                                            1997            1996
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Century
   6.17%* Senior Credit Facility, due 2002        $ 1,535,000              -
   8.25% senior notes, series B, due 2024             100,000        100,000
   7.2% senior notes, series D, due 2025              100,000        100,000
   7.0%* notes payable to banks, due 2000              30,000         62,500
   7.75% senior notes, series A, due 2004              50,000         50,000
   6.55% senior notes, series C, due 2005              50,000         50,000
   9.4% senior notes, due through 2003                 21,200         25,800
   6.9%* Employee Stock Ownership Plan
    commitment, due in installments through 2004        8,450         11,080
   9.9%* notes, due in installments through 2006          304            417
-----------------------------------------------------------------------------
          Total Century                             1,894,954        399,797
-----------------------------------------------------------------------------

Subsidiaries
   First mortgage debt
      6.0%*  notes,  payable to  agencies of the United  States  government  and cooperative lending associations, due in installments
       through 2027                                   348,971        208,920
      7.9% notes, due through 2002                      5,969              -
      6.1% bonds                                            -          1,775
   Other debt
      7.5%* unsecured medium-term notes,
       due through 2008                               360,678              -
      7.4%* notes, due in installments
       through 2020                                    40,805         18,112
      6.5% note, due in installments through 2001      12,040         14,605
      8.2%* capital lease obligations,due in 1998       1,368          2,640
-----------------------------------------------------------------------------
          Total subsidiaries                          769,831        246,052
-----------------------------------------------------------------------------
Total long-term debt                                2,664,785        645,849
Less current maturities                                55,244         19,919
-----------------------------------------------------------------------------
Long-term debt, excluding current maturities      $ 2,609,541        625,930
=============================================================================
* weighted average interest rate at December 31, 1997


    The approximate annual debt maturities for the five years subsequent to December 31, 1997 are as follows: 1998 - $55.2 million; 1999 - $44.8 million; 2000 - $52.9 million; 2001 - $72.4 million; and 2002 - $702.5 million.

    Short-term borrowings of $30.0 million at December 31, 1997 were classified as long-term debt on the accompanying balance sheet as the Company had available an aggregate of $351.0 million under long-term revolving facilities.

    Certain of the Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters. At December 31, 1997, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.

    The transfer of funds from certain consolidated subsidiaries to Century is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met. At December 31, 1997, restricted net assets of subsidiaries were $344.2 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $684.2 million.

    Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

    In August 1997 Century entered into a $1.6 billion senior unsecured revolving credit facility (the "Senior Credit Facility") with NationsBank of Texas, N.A. and a syndicate of other lenders. Such Senior Credit Facility was initially utilized to finance a substantial portion of the purchase price of PTI. See Note 2 for additional information. At December 31, 1997, the Senior Credit Facility had an outstanding balance of $1.535 billion. This debt matures in five years and carries floating-rate interest based upon London InterBank Offered Rates for short-term periods.

    In December 1997 the Company filed a shelf registration statement with the United States Securities and Exchange Commission registering $1.5 billion of senior unsecured debt securities, preferred stock, common stock and warrants, under which the Company issued $665.0 million of senior debt securities in January 1998. The Company concurrently issued the remaining $100.0 million of senior debt securities under its prior shelf registration statement. See Note 20 for additional information.

    Century's telephone subsidiaries had approximately $140.9 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1997. Approximately $351.1 million of additional borrowings were available to the Company through committed lines of credit with various banks.

(7)    DEFERRED CREDITS AND OTHER LIABILITIES

    Deferred credits and other liabilities at December 31, 1997 and 1996 were composed of the following:



December 31,                                             1997           1996
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Deferred federal and state income taxes              $ 272,290        111,110
Accrued postretirement benefit costs                    99,429         48,515
Minority interest                                       47,695         32,460
Regulatory liability - income taxes                     22,856         22,575
Deferred investment tax credits                          6,355          3,882
Other                                                   28,955         11,736
-----------------------------------------------------------------------------
                                                     $ 477,580        230,278
=============================================================================

(8)    POSTRETIREMENT BENEFITS

    The Company sponsors defined benefit health care plans that provide postretirement medical, life and dental benefits to substantially all retired full-time employees.

    Net periodic postretirement benefit cost for 1997, 1996 and 1995 included the following components:

Year ended December 31,                              1997      1996      1995
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Service cost                                       $ 2,578     2,354     1,769
Interest cost                                        5,047     4,212     3,972
Actual return on plan assets                          (458)        -         -
Amortization of unrecognized actuarial
 losses (gains)                                        292       475       (50)
Amortization of unrecognized prior
 service cost                                          121       121       121
------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $ 7,580     7,162     5,812
==============================================================================

    The following table sets forth the amounts recognized as liabilities for postretirement benefits in the Company's consolidated balance sheets at December 31, 1997 and 1996.

December 31,                                               1997          1996
------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Accumulated postretirement benefit obligation
   Retirees and retirees' dependents                   $  74,148        25,105
   Fully eligible active plan participants                22,045        10,512
   Other active plan participants                         56,439        23,540
------------------------------------------------------------------------------
Accumulated postretirement benefit obligation            152,632        59,157
Plan assets, primarily listed stocks and bonds           (34,618)            -
Unrecognized prior service cost                           (1,182)       (1,303)
Unrecognized net loss                                    (14,622)       (6,986)
------------------------------------------------------------------------------
Accrued postretirement benefit costs                   $ 102,210        50,868
==============================================================================

    For calculation purposes, the ultimate health care cost rate was assumed to range from 4.5% to 6%. If the assumed health care cost rate had been increased by one percentage point in each year, the accumulated postretirement benefit obligation as of December 31, 1997 would have increased $9.0 million and the net periodic postretirement benefit cost for the year ended December 31, 1997 would have increased $483,000. The postretirement benefit plan assumed in connection with the PTI acquisition had plan assets of $34.6 million as of December 31, 1997.

    The discount rates used in determining the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 were 7.0% and 7.75%, respectively.

(9)    STOCKHOLDERS' EQUITY

Common stock - At December 31, 1997, unissued shares of Century common stock were reserved as follows:

December 31,                                                       1997
-----------------------------------------------------------------------------
                                                                  (In thousands)

Incentive compensation program                                     4,951
Acquisitions                                                       3,414
Employee stock purchase plan                                         759
Conversion of convertible preferred stock                            341
Other employee benefit plans                                       1,929
-----------------------------------------------------------------------------
                                                                          11,394
=============================================================================

    Under Century's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 1997, the holders of 11.6 million shares of common stock were entitled to ten votes per share. See Note 20 for additional information concerning a stock split in early 1998.

Preferred stock - As of December 31, 1997, Century had 2.0 million shares of preferred stock, $25 par value per share, authorized. At December 31, 1997 and 1996, there were 324,238 and 401,629 shares, respectively, of outstanding preferred stock. Holders of outstanding Century preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Century's liquidation and vote as a single class with the holders of common stock.

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

(10) INCOME TAXES

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 were as follows:

December 31,                                               1997          1996
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Deferred tax assets
   Postretirement benefit costs                       $   35,826        16,790
   Regulatory support                                     15,681             -
   Net operating loss carryforwards of an
    acquired subsidiary                                    8,013         8,367
   Regulatory liability                                    8,000         7,901
   Long-term debt                                          3,957             -
   Deferred compensation                                   2,994         2,435
   Other employee benefits                                 5,287         4,393
   Other                                                   8,788         3,362
------------------------------------------------------------------------------
      Gross deferred tax assets                           88,546        43,248
      Less valuation allowance                            (8,013)       (8,367)
------------------------------------------------------------------------------
      Net deferred tax assets                             80,533        34,881
------------------------------------------------------------------------------

Deferred tax liabilities
   Property, plant and equipment, primarily
    due to depreciation differences                     (303,500)     (129,123)
   Excess cost of net assets acquired                     (7,177)       (6,112)
   Assets to be sold                                      (3,382)            -
   Marketable equity securities                          (11,840)       (2,167)
   Intercompany profits                                   (3,112)       (3,338)
   Other                                                 (23,812)       (5,251)
------------------------------------------------------------------------------
      Gross deferred tax liabilities                    (352,823)     (145,991)
------------------------------------------------------------------------------
Net deferred tax liability                            $ (272,290)     (111,110)
==============================================================================

    Income tax expense for the years ended December 31, 1997, 1996 and 1995 was as follows:

Year ended December 31,                            1997       1996       1995
------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Federal
   Current                                     $ 122,861     60,530     53,554
   Deferred                                       14,768      7,390      9,021
State
   Current                                        13,272      6,100      5,175
   Deferred                                        1,462        545        542
------------------------------------------------------------------------------
                                               $ 152,363     74,565     68,292
==============================================================================

    Income tax expense was allocated as follows:

Year ended December 31,                            1997       1996       1995
------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Net tax expense in the consolidated
 statements of  income                         $ 152,363     74,565     68,292
Stockholders' equity, primarily for
 compensation expense for tax purposes
 in excess of amounts recognized for
 financial reporting purposes                     (2,554)    (1,866)    (2,354)
------------------------------------------------------------------------------
                                               $ 149,809     72,699     65,938
==============================================================================

    The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

 Year ended December 31,                           1997     1996     1995
-----------------------------------------------------------------------------
                                               (Percentage of pre-tax income)

Statutory federal income tax rate                  35.0%    35.0     35.0
State income taxes, net of federal income
 tax benefit                                        2.3       .1      2.0
Amortization of nondeductible excess cost of
 net assets acquired                                1.1      1.8      1.8
Amortization of investment tax credits              (.4)    (1.1)    (1.3)
Amortization of regulatory liability                (.5)     (.9)    (1.0)
Other, net                                          (.2)     (.3)      .8
-----------------------------------------------------------------------------
Effective income tax rate                          37.3%    36.6     37.3
=============================================================================

(11)   ACCOUNTING FOR THE EFFECTS OF REGULATION

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

    The Company's consolidated balance sheet as of December 31, 1997 included regulatory assets of approximately $7.0 million and regulatory liabilities of approximately $22.9 million exclusive of (i) property, plant and equipment, (ii) accumulated depreciation and (iii) deferred income taxes and deferred investment tax credits associated with regulatory assets and liabilities. The $7.0 million of regulatory assets included assets established in connection with postretirement benefits ($1.4 million), income taxes ($2.6 million) and deferred financing costs ($2.8 million). The $22.9 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $5.5 million.

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

    The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, noncash charge against earnings which will be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $250 million and $300 million. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

(12)   EARNINGS PER SHARE

    Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share give effect to all potential dilutive common shares that were outstanding during the period. See Note 20 for additional information concerning a stock split in early 1998.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                            1997      1996      1995
----------------------------------------------------------------------------
                                             (Dollars, except per share amounts,
                                                   and shares in thousands)
Income (Numerator):
Net income                                     $ 255,978   129,077   114,776
Dividends applicable to preferred stock             (460)     (420)     (123)
----------------------------------------------------------------------------
Net income applicable to common stock for
 computing basic earnings per share              255,518   128,657   114,653
----------------------------------------------------------------------------
Dividends applicable to preferred stock              460       420       123
Interest on convertible securities,
 net of taxes                                        480       579       714
Net income as adjusted for purposes of
 computing diluted earnings per share          $ 256,458   129,656   115,490
============================================================================

Shares (Denominator)*:
Weighted average number of shares
 outstanding during period                        90,425    89,432    87,000
Employee Stock Ownership Plan shares
 not committed to be released                       (435)     (498)     (559)
----------------------------------------------------------------------------
Weighted average number of shares
 outstanding during period for computing
 basic earnings per share                         89,990    88,934    86,441
Incremental common shares attributable
 to dilutive securities:
   Conversion of preferred stock                     441       459       309
   Conversion of convertible securities              676       846     1,134
   Shares issuable under stock option plan           501       414       420
----------------------------------------------------------------------------
Number of shares as adjusted for purposes
 of computing diluted earnings per share          91,608    90,653    88,304
============================================================================

Basic earnings per share*                      $    2.84      1.45      1.33
============================================================================

Diluted earnings per share*                    $    2.80      1.43      1.31
============================================================================

*Adjusted to reflect stock split.

    The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 732,000, 944,000, and 616,000 for 1997, 1996 and 1995,
respectively.

(13)   STOCK OPTION PROGRAM

    Century has an incentive compensation program which allows the Board of Directors, through a subcommittee to the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms: incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 1997, Century had reserved 5.0 million shares of common stock which may be issued under the incentive compensation program.

    Under the program, options have been granted to employees at a price either equal to or exceeding the then-current market price and all of the options expire ten years after the date of grant.

    During 1997 the Company granted 862,606 options (the "1997 Options") at market price. The weighted average fair value of each of the 1997 Options was estimated as of the date of grant to be $8.52 using an option-pricing model with the following assumptions: dividend yield - .8%; expected volatility - 25%; risk-free interest rate - 6.5%; and expected option life - eight years.

    During 1995 the Company granted 951,047 options (the "1995 Options") above market price. The weighted-average fair value of each of the 1995 Options was estimated as of the date of grant to be $6.62 using an option-pricing model with the following assumptions: dividend yield - 1.1%; expected volatility - 25%; risk-free interest rate - 6.5%; and expected option life - eight years.

   Stock option transactions during 1997, 1996 and 1995 were as follows:

                                                        Number        Average
                                                      of options       price
------------------------------------------------------------------------------
Outstanding December 31, 1994                          3,410,200     $ 14.42
   Exercised                                            (408,450)       6.75
   Granted                                               951,047       24.10
----------------------------------------------------------------
Outstanding December 31, 1995                          3,952,797       16.97
   Exercised                                            (438,604)      12.48
   Forfeited                                             (18,826)      19.51
----------------------------------------------------------------
Outstanding December 31, 1996                          3,495,367       18.17
   Exercised                                            (592,782)      15.27
   Granted                                               862,606       20.26
   Forfeited                                             (25,904)      20.09
----------------------------------------------------------------
Outstanding December 31, 1997                          3,739,287       19.09
================================================================

Exercisable December 31, 1996                          3,476,617       18.17
================================================================

Exercisable December 31, 1997                          3,141,688       18.88
================================================================

    The following tables summarize certain information about Century's stock options at December 31, 1997.

                               Options outstanding
-------------------------------------------------------------------------------
                                         Weighted average
     Range of                         remaining contractual    Weighted average
 exercise prices   Number of options     life outstanding       exercise price
-------------------------------------------------------------------------------
$  5.90-10.67           27,681              .8 years               $ 10.56
  12.50-18.45        2,004,660             4.0                       16.45
  20.00-26.46        1,706,946             8.1                       23.62
                     ---------
   5.90-26.46        3,739,287             6.3                       19.09
                     =========

                               Options exercisable
-------------------------------------------------------------------------------
      Range of                    Number of                    Weighted average
  exercise prices            options exercisable                exercise price
-------------------------------------------------------------------------------
$  5.90-10.67                         27,681                        $10.56
  12.50-18.45                      2,004,660                         16.45
  20.25-26.46                      1,109,347                         24.25
                                   ---------
   5.90-26.46                      3,141,688                         18.88
                                   =========

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, no compensation cost has been recognized for the program. If compensation cost for Century's program had been determined consistent with SFAS 123 for the 1997 Options and the 1995 Options, the Company's net income and earnings per share on a pro forma basis for 1997, 1996 and 1995 would have been as follows:


Year ended December 31,                     1997         1996         1995
----------------------------------------------------------------------------
                                             (Dollars in thousands,except
                                                   per share amounts)
Net income
   As reported                        $   255,978      129,077      114,776
   Pro forma                          $   252,773      129,077      110,813

Diluted earnings per share
   As reported                        $      2.80         1.43         1.31
   Pro forma                          $      2.76         1.43         1.26
-----------------------------------------------------------------------------

(14)   SALES OF ASSETS

    In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") in exchange for approximately 4.3 million shares of Brooks' common stock. The Company recorded a pre-tax gain of approximately $71 million ($46 million after-tax; $.50 per diluted share). In November 1997 the Company sold approximately 3.8 million shares of Brooks' common stock for $202.7 million cash and recorded a pre-tax gain of approximately $108 million ($66 million after-tax; $.73 per diluted share).

    In the first quarter of 1995 the Company sold, for an aggregate of $17.9 million cash, its ownership interests in certain cellular Rural Service Areas located primarily in western states and three Metropolitan Statistical Areas in the midwest. These transactions resulted in a pre-tax gain of $5.9 million ($2.0 million after-tax; $.02 per diluted share).

(15)   RETIREMENT AND SAVINGS PLANS

    Century sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits. In addition, the bargaining unit employees of a subsidiary are provided benefits under a defined benefit pension plan and substantially all of the employees of PTI are covered under a separate defined benefit pension plan.

    The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1997 and 1996.

December 31,                                              1997          1996
-----------------------------------------------------------------------------
                                                            (In thousands)
Actuarial present value of benefit obligations:
   Vested benefit obligation                         $ (165,103)      (19,550)
=============================================================================
   Accumulated benefit obligation                    $ (174,860)      (19,588)
=============================================================================
Projected benefit obligation                         $ (200,554)      (20,473)
Plan assets at fair value, primarily
 listed stocks and bonds                                237,618        22,158
-----------------------------------------------------------------------------
Plan assets in excess of projected
 benefit obligation                                      37,064         1,685
Unrecognized net loss (gain)                            (37,731)            1
Unrecognized net (asset) obligation being
 recognized over 4-20 years                              (1,550)        2,519
-----------------------------------------------------------------------------
(Accrued) prepaid pension cost                       $   (2,217)        4,205
=============================================================================

    Net periodic pension cost for 1997, 1996 and 1995 included the following components:


Year ended December 31,                         1997        1996        1995
-----------------------------------------------------------------------------
                                                       (In thousands)

Service cost                                 $    793         466         339
Interest cost                                   2,508       1,382       1,324
Actual return on plan assets                   (5,715)     (2,273)     (3,200)
Net amortization and deferral                   2,459         933       2,465
-----------------------------------------------------------------------------
Net periodic pension cost                    $     45         508         928
=============================================================================

    Assumptions used in accounting for the pension plans as of December 1997 and 1996 were:

                                                       1997           1996
-----------------------------------------------------------------------------
Discount rates                                       7.0%             7.75
Expected long-term rate of return on assets          8.0-10.0%        8.0
-----------------------------------------------------------------------------

    Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.

    The Company contributed $2.8 million, $1.9 million and $1.6 million to the ESBP during 1997, 1996 and 1995, respectively. At December 31, 1997, the ESBP owned 5.1 million shares of Century common stock.

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

    The ESOP had outstanding debt of $2.0 million at December 31, 1997 which was applicable to shares purchased prior to 1993. Interest incurred by the ESOP on debt applicable to such shares was $274,000, $430,000 and $580,000 in 1997, 1996, and 1995, respectively. The Company contributed and expensed $1.8 million, $2.1 million and $2.3 million during 1997, 1996 and 1995, respectively, with respect to such shares. Dividends on unallocated ESOP shares used for debt service by the ESOP were $126,000 in 1997, $189,000 in 1996 and $170,000 in
1995. ESOP shares as of December 31, 1997 and 1996 which were purchased prior to 1993 were as follows:


December 31,                                          1997            1996
-----------------------------------------------------------------------------
                                                         (In thousands)

Allocated shares                                      2,198          2,168
Unreleased shares                                       213            441
-----------------------------------------------------------------------------
                                                      2,411          2,609
=============================================================================

    The Company accounts for shares purchased subsequent to December 31, 1992 in accordance with Statement of Position 93-6 ("SOP 93-6"). Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense applicable to shares purchased subsequent to 1992 was $1.5 million for 1997, $1.4 million for 1996 and $1.3 million for 1995. The fair value of unreleased ESOP shares accounted for under SOP 93-6 was $13.5 million and $9.7 million at December 31, 1997 and December 31, 1996, respectively. ESOP shares purchased subsequent to 1992 totaled 625,275, of which 218,845 were allocated and 406,430 were unreleased as of December 31, 1997.

    Century also sponsors a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plan were $2.8 million in 1997, $2.3 million in 1996 and $2.4 million in 1995.

(16)   SUPPLEMENTAL CASH FLOW DISCLOSURES

    The Company paid interest of $48.8 million, $45.1 million and $45.8 million during 1997, 1996 and 1995, respectively. Income taxes paid were $79.3 million in 1997, $64.1 million in 1996 and $62.4 million in 1995.

    In addition to the acquisition of PTI, Century has consummated the acquisitions of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1997. In connection with these acquisitions, the following assets were acquired, liabilities assumed, and common and preferred stock issued:

Year ended December 31,                             1997      1996       1995
------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Property, plant and equipment                 $ 1,106,558     4,963     16,949
Excess cost of net assets acquired              1,204,284    53,220     70,124
Other investments                                 119,356         -      2,804
Notes payable                                    (199,824)        -    (14,199)
Long-term debt                                   (527,937)   (3,273)   (38,147)
Deferred credits and other liabilities           (246,196)     (171)    (1,880)
Other assets and liabilities,excluding
 cash and cash equivalents                         90,889     8,021      3,037
Common stock issued                                (3,316)   (8,458)   (16,558)
Preferred stock issued                                  -    (7,975)         -
------------------------------------------------------------------------------
Decrease in cash due to acquisitions          $ 1,543,814    46,327     22,130
==============================================================================

    In May 1997 the Company sold its majority-owned competitive access subsidiary in exchange for approximately 4.3 million shares of publicly-traded common stock. In November 1997 approximately 85% of such stock was sold. See
Note 14 for additional information. In addition, Century has consummated the disposition of various cellular operations, along with certain other assets, during the three years ended December 31, 1997. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:


Year ended December 31,                              1997      1996      1995
-----------------------------------------------------------------------------
                                                      (Dollars in thousands)

Property, plant and equipment                   $  (38,481)     900    (4,399)
Excess cost of net assets acquired                    (597)       -    (4,494)
Marketable equity securities                        13,795        -         -
Other assets and liabilities, excluding cash
 and cash equivalents                               (7,782)     (85)   (4,278)
Gain on sales of assets                           (169,640)    (815)   (6,782)
-----------------------------------------------------------------------------
Increase in cash due to dispositions            $ (202,705)       -   (19,953)
=============================================================================

    In February 1995 Century's $115.0 million of outstanding 6% convertible debentures were converted into Century common stock by the debenture holders at a conversion price of $16.89 per share.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1997 and 1996.

                                                      Carrying        Fair
                                                       amount        value
-------------------------------------------------------------------------------
                                                     (Dollars in thousands)
December 31, 1997
-----------------

Financial assets
   Investments
      Marketable equity securities                  $    40,570      40,570  (2)
      Other                                         $    22,455      24,036  (1)

Financial liabilities
   Long-term debt (including current maturities)    $ 2,664,785   2,677,348  (3)
   Other                                            $    24,213      24,213  (1)

Off-balance sheet financial instruments
   Interest rate hedge contracts                    $         -     (16,061) (4)
-------------------------------------------------------------------------------

December 31, 1996
-----------------

Financial assets
   Investments
      Note receivable (including current portion)   $  22,500        22,500  (1)
      Marketable equity securities                  $   8,478         7,959  (2)
      Other                                         $  16,362        16,362  (1)

Financial liabilities
   Long-term debt (including current maturities)    $ 645,849       649,756  (3)
   Other                                            $  15,122        15,122  (1)
-------------------------------------------------------------------------------
(1) Fair value was estimated by the Company. (2) Fair value was based on quoted market prices.
(3) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.
(4) Fair value represents the estimated amounts the Company would have to pay to settle these contracts.

Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses - The carrying amount approximates the fair value due to the short maturity of these instruments.

    From October 1997 through December 1997, the Company entered into nine interest rate hedge contracts for an aggregate notional amount of $800 million in anticipation of a public debt issuance. In early January 1998, the Company entered into two additional hedge contracts for notional amounts of $100 million each. On January 15, 1998, the Company issued a total of $765 million of senior notes and debentures under its shelf registration statements. See Note 20 for additional information.

(18)  BUSINESS SEGMENTS

    The Company is engaged primarily in providing local exchange telephone services and cellular telephone services.

    The Company's telephone operations are conducted in rural, suburban and small urban communities in 21 states. Approximately 85% of the Company's telephone access lines are in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana.

    The Company's wireless operations reflect the operations of the cellular entities in which the Company has a majority ownership interest. The Company's cellular customers are located primarily in Michigan, Louisiana, Wisconsin, Mississippi, Texas and Arkansas.

                                                       Depreciation
                                           Operating       and        Operating
                                            revenues   amortization     income
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Year ended December 31, 1997
----------------------------

Telephone                               $  530,597        115,722       173,285
Wireless                                   307,742         41,127        88,081
Other                                       75,817          2,646         6,404
Eliminations                               (12,635)             -             -
-------------------------------------------------------------------------------
Total                                   $  901,521        159,495       267,770
===============================================================================

Year ended December 31, 1996
----------------------------

Telephone                               $  451,538         95,793       155,183
Wireless                                   250,243         33,573        67,914
Other                                       59,561          2,655           199
Eliminations                               (11,665)             -             -
-------------------------------------------------------------------------------
Total                                   $  749,677        132,021       223,296
===============================================================================

Year ended December 31, 1995
----------------------------

Telephone                               $  419,242         86,324       143,527
Wireless                                   197,494         25,427        57,009
Other                                       39,580          2,019         2,383
Eliminations                               (11,476)             -             -
-------------------------------------------------------------------------------
Total                                   $  644,840        113,770       202,919
===============================================================================

Year ended December 31,                       1997          1996         1995
------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Operating income                        $   267,770       223,296      202,919
Gain on sales of assets, net                169,640           815        6,782
Interest expense                            (56,474)      (44,662)     (43,615)
Income from unconsolidated
 cellular entities                           27,794        26,952       20,084
Minority interest                            (5,498)       (6,675)      (8,084)
Other income and expense                      5,109         3,916        4,982
------------------------------------------------------------------------------
Income before income tax expense        $   408,341       203,642      183,068
==============================================================================

Capital expenditures
   Telephone                            $   115,854       110,147      136,006
   Wireless                                  39,102        83,679       41,990
   Corporate and other                       26,269        29,059       18,596
------------------------------------------------------------------------------
Total                                   $   181,225       222,885      196,592
==============================================================================

Identifiable assets
   Telephone                            $ 3,379,376     1,174,317    1,114,827
   Wireless                                 989,729       644,587      547,260
   General corporate                        181,413        95,545      109,096
   Other                                    158,883       114,056       91,238
------------------------------------------------------------------------------
Total assets                            $ 4,709,401     2,028,505    1,862,421
==============================================================================

    Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T,and several large local exchange operating companies.

(19)   COMMITMENTS AND CONTINGENCIES

    Construction expenditures and investments in vehicles, buildings and other work equipment during 1998 are estimated to be $220 million for telephone operations, $90 million for wireless operations and $40 million for corporate and other operations.

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(20) SUBSEQUENT EVENTS

Debt  issuance - On January 15,  1998,  Century  issued $100  million of 7-year,
6.15% senior notes (Series E); $240 million of 10-year, 6.3% senior notes (Series F); and $425 million of 30-year, 6.875% debentures (Series G) under its shelf registration statements. The net proceeds of approximately $758 million (excluding payment obligations of approximately $39 million related to interest rate hedging effected in connection with the offering) were used to reduce the Senior Credit Facility indebtedness incurred by the Company in connection with the acquisition of PTI. In addition, the Senior Credit Facility's committed amount was reduced from $1.6 billion to $880 million in accordance with its terms.

    In mid-January 1998, the Company settled numerous hedge contracts that had been entered into in anticipation of the debt issuances. The amounts paid by the Company upon settlement of the hedge contracts aggregated $39 million. Such payment obligations will be amortized as interest expense over the life of the underlying debt instruments. The effective weighted average interest rate of the above-mentioned debt (after giving consideration to the payment obligations) is 7.15%.

Stock split - On February 25, 1998, Century's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1998. All per share data included in this report has been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split has been reflected as a transfer from paid-in-capital to common stock on the consolidated financial statements for 1997.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                    Consolidated Quarterly Income Information

                                   First       Second       Third       Fourth
                                  quarter      quarter     quarter     quarter
-------------------------------------------------------------------------------
                                (Dollars in thousands, except per share amounts)
1997                                             (unaudited)
-------------------------------------------------------------------------------

Operating revenues              $ 198,985      210,576     218,351      273,609
Operating income                $  57,698       62,405      69,815       77,852
Net income                      $  33,135       83,176      41,433       98,234
Diluted earnings per share*     $     .37          .91         .45         1.06
-------------------------------------------------------------------------------
1996
-------------------------------------------------------------------------------

Operating revenues              $ 175,814      186,538    193,096       194,229
Operating income                $  55,515       57,697     59,016        51,068
Net income                      $  29,665       32,941     36,350        30,121
Diluted earnings per share*     $     .33          .36        .40           .33
--------------------------------------------------------------------------------
* Adjusted to reflect stock split. See Note 20 of Notes to Consolidated Financial Statements.

    Diluted earnings per share for the second quarter and fourth quarter of 1997 included $.50 and $.66 per share, respectively, of gain on sales of assets. The fourth quarter of 1997 includes one month of results of operations of Pacific Telecom, Inc.

    In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Earnings per share amounts for prior periods have been restated to conform with SFAS 128. The Company previously reported fully diluted earnings per share in accordance with the provisions of Accounting Principles Board Opinion No. 15, "Earnings per Share," as follows:

                                   First       Second       Third       Fourth
                                  quarter     quarter      quarter     quarter
------------------------------------------------------------------------------
                                                  (unaudited)

1997*                             $ .37         .91          .45         N/A
1996*                               .33         .36          .40         .33
------------------------------------------------------------------------------

* Adjusted to reflect stock split. See Note 20 of Notes to Consolidated Financial Statements.


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


Name                         Age       Office(s) held with Century
----                         ---       ---------------------------

Clarke M. Williams           76        Chairman of the Board
                                         of Directors

Glen F. Post, III            45        Vice Chairman of the Board of
                                         Directors, President and Chief
                                         Executive Officer

David D. Cole                40        President - Wireless Group

Kenneth R. Cole              50        President - Telephone Group

R. Stewart Ewing, Jr.        46        Senior Vice President and Chief
                                         Financial Officer

W. Bruce Hanks               43        Senior Vice President - Corporate
                                         Development and Strategy

Harvey P. Perry              53        Senior Vice President, General
                                         Counsel and Secretary

    Each of the Registrant's executive officers has served as an officer of the Registrant and/or one or more of its subsidiaries in varying capacities for more than the past five years. Mr. David D. Cole has served as President - Wireless Group since October 1996 and as Vice President from 1990 to 1996. Mr. Kenneth R. Cole has served as President - Telephone Group since January 1995 and as Vice President from 1983 to 1994. Mr. Hanks has served as Senior Vice President
Corporate Development and Strategy since October 1996 and as President Telecommunications Services or a comparable position from 1989 to 1996.

    The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1998 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       a.   Financial Statements

            (i)  Consolidated Financial Statements:

                   Independent Auditors' Report on Consolidated Financial
                     Statements and Financial Statement Schedules

                   Consolidated Statements of Income for the years ended
                     December 31, 1997, 1996 and 1995

                   Consolidated Balance Sheets - December 31, 1997 and 1996

                   Consolidated Statements of Cash Flows for the years
                     ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Stockholders' Equity for the
                     years ended December 31, 1997, 1996 and 1995

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

       b.   Reports on Form 8-K.

            (i) The following item was reported in a Form 8-K filed December 1, 1997.

                  Item 5. Other Events - News release announcing completion of the acquisition of Pacific Telecom, Inc.

            (ii) The following items were reported in a Form 8-K filed December 11, 1997.

                  Item 2. Acquisition or Disposition of Assets - Acquisition of
                            Pacific Telecom, Inc.

                  Item 5. Other Events

                          (a) Rating assigned to Century's $1.6 billion unsecured credit facility by Moody's Investors Service and confirmation of rating of Century's senior unsecured debt securities.

                          (b) Filing of a shelf registration statement on December 11, 1997 with the Securities and Exchange Commission.

                  Item 7. Financial Statements and Exhibits

                          (a) Financial statements of Pacific Telecom, Inc.

                          (b)  Pro  Forma   consolidated   condensed   financial
                          information.

                          (c) Exhibits

                              (i) Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc. (incorporated by reference to Exhibit 2.1 to Century's Current Report on Form 8-K dated June 11, 1997 and filed June 24, 1997)

                              (ii) Amendment, dated November 5, 1997 to Stock Purchase Agreement by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc.

                              (iii)  Press  release  dated   December  11,  1997
                              relating   to   Century's   filing   of  a   shelf
                              registration statement.

       c.   Exhibits:

            3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of December 2, 1996, (incorporated by reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

           3(ii) Registrant's Bylaws, as amended through November 21, 1996 (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-4, Registration No. 333-17015).

           4.1 Note Purchase Agreement, dated September 1, 1989, between Registrant, Teachers Insurance and Annuity Association of America and the Lincoln National Life Insurance Company (incorporated by reference to Exhibit 4.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

           4.2 Rights Agreement, dated as of August 27, 1996, between Century Telephone Enterprises, Inc. and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30,
                     1996).

           4.3 Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

           4.4 Indenture dated as of March 31, 1994 between the Company and Regions Bank of Louisiana (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

           4.5 Resolutions designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4% Senior Notes, Series B, due 2024 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994).

           4.6 Resolutions designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 ("Senior Notes") (incorporated by reference to Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31,
                     1995).

           4.7       Form of Senior Notes  (incorporated by reference to Exhibit
                     4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

           4.8 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 28, 1997, among Registrant, the lenders named therein, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

           4.9 Resolutions designating the terms and conditions of the Company's 6.15% Senior Notes, Series E, due 2005; 6.30% Senior Notes, Series F, due 2008; and 6.875% Debentures, Series G, due 2028, included elsewhere herein.

           4.10 Form of Board Resolution to be used in designating and authorizing the terms and conditions of any series of Senior Debt Securities (incorporated by reference to
                     Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 333-42013).

           4.11      Form of Senior Debt Security  (incorporated by reference to
                     Exhibit 4.4 of the Company's Registration Statement on Form S-3, Registration No. 333-42013).

           10.1      Employee Benefit Plans

                     (a) Registrant's  Employee Stock  Ownership Plan and Trust,
                         as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit
                         10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorporated by reference to
                         Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated March 18, 1997 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997), and amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (b) Registrant's  Stock  Bonus Plan,  PAYSOP and Trust,  as
                         amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated July 11, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to
                         Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997), and amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, generally effective April 1, 1992 (incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit
                         10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated June 26, 1997 (incorporated by reference to
                         Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), and amendment thereto dated June 26, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                         1997).

                     (d) Registrant's Restated Supplemental Executive Retirement
                         Plan, generally effective as of November 16, 1995 (incorporated by reference to Exhibit 10.1(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1(d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                     (e) Registrant's 1983 Restricted Stock Plan, dated February
                         21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, (incorporated by reference to
                         Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997).

                     (f) Registrant's Key Employee Incentive  Compensation Plan,
                         dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1 (f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997).

                     (g) Registrant's  1988  Incentive  Compensation  Program as
                         amended and restated August 22, 1989 (incorporated by reference to Exhibit 19.8 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                         1989) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

                     (i) Registrant's 1990 Incentive Compensation Program, dated
                         March 15, 1990  (incorporated  by  reference to Exhibit
                         19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

                     (l) Registrant's 1995 Incentive  Compensation Plan approved by Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996 (incorporated by Reference to Exhibit
                         10.1 (l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997).

                     (m) Form  of  Stock  Option  Agreement,  pursuant  to  1995
                         Incentive Compensation Plan and dated as of May 22, 1995, entered into by Registrant and its officers
                         (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

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

                     (p) Registrant's Restated Supplemental Defined Contribution
                         Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(q) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                         1995), amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1 (p) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                     (q) Registrant's Amended and Restated  Supplemental Dollars
                         & Sense Plan, effective as of January 1, 1995 (incorporated by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994), amendment thereto dated July 18, 1995 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1(q) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

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

                     (u) Form  of  Stock  Option  Agreement,  pursuant  to  1995
                         Incentive Compensation Plan and dated as of February 24, 1997 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (v) Form  of  Restricted   Stock  and   Performance   Share
                         Agreement, pursuant to Registrant's 1995 Incentive Compensation Program and dated as of February 24, 1997 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (w) Registrant's     Chairman/Chief    Executive    Officer
                         Short-Term Incentive Program (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

                     (c) Form of Amended and Restated  Severance  Agreement,  by
                         and between Registrant and four of its officers who are not executive officers, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.2(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

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

           10.3      Other Agreement

                     (a) Stock Purchase Agreement, dated as of June 11, 1997, by and among PacifiCorp Holdings, Inc., Pacific Telecom, Inc., Century Telephone Enterprises, Inc. and Century Cellunet, Inc. (incorporated by reference to Exhibit
                         2.1 to Registrant's Current Report on Form 8-K filed June 24, 1997) and amendment thereto, dated November 5, 1997 (incorporated by reference to Exhibit 2.2 to Registrant's Current Report on Form 8-K dated December 1, 1997 and filed December 11, 1997).

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

                                  CENTURY TELEPHONE ENTERPRISES, INC.


Date:  March 16, 1998             By: /s/  Clarke M. Williams
                                     -----------------------------
                                      Clarke M. Williams
                                      Chairman of the Board

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Clarke M. Williams
________________________      Chairman of the Board
Clarke M. Williams              of Directors                March 16, 1998


                              Vice Chairman of the
/s/ Glen F. Post, III           Board of Directors,
________________________        President, and Chief
Glen F. Post, III               Executive Officer           March 16, 1998



/s/ R. Stewart Ewing, Jr.     Senior Vice President
________________________        and Chief Financial
R. Stewart Ewing, Jr.           Officer                     March 16, 1998



/s/ Harvey P. Perry           Senior Vice President,
________________________        General Counsel,
Harvey P. Perry                 Secretary and Director      March 16, 1998



/s/ W. Bruce Hanks            Senior Vice President -
_______________________         Corporate Development
W. Bruce Hanks                  and Strategy and Director   March 16, 1998


/s/ Murray H. Greer
________________________      Controller (Principal
Murray H. Greer                 Accounting Officer)         March 16, 1998



/s/ William R. Boles, Jr.
-------------------------
William R. Boles, Jr.         Director                      March 16, 1998



/s/ Virginia Boulet
------------------------
Virginia Boulet               Director                      March 16, 1998



/s/ Ernest Butler, Jr.
------------------------
Ernest Butler, Jr.            Director                      March 16, 1998



/s/ Calvin Czeschin
------------------------
Calvin Czeschin               Director                      March 16, 1998


/s/ James B. Gardner
------------------------
James B. Gardner              Director                      March 16, 1998


/s/ R. L. Hargrove, Jr.
------------------------
R. L. Hargrove, Jr.           Director                      March 16, 1998


/s/ Johnny Hebert
------------------------
Johnny Hebert                 Director                      March 16, 1998


/s/ F. Earl Hogan
------------------------
F. Earl Hogan                 Director                      March 16, 1998


/s/ C. G. Melville, Jr.
------------------------
C. G. Melville, Jr.           Director                      March 16, 1998



/s/ Jim D. Reppond
------------------------
Jim D. Reppond                Director                      March 16, 1998





           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME


                                                    Year ended December 31,
----------------------------------------------------------------------------
                                                   1997      1996      1995
----------------------------------------------------------------------------
                                                    (Dollars in thousands)


REVENUES                                        $  9,666     6,520     5,608
----------------------------------------------------------------------------
EXPENSES
      Operating expenses                           9,088     6,071     5,165
      Depreciation and amortization                9,401     7,286     6,860
----------------------------------------------------------------------------
         Total expenses                           18,489    13,357    12,025
----------------------------------------------------------------------------

OPERATING LOSS                                    (8,823)   (6,837)   (6,417)
----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Gain on sales of assets                    172,537         -         -
      Loss on investment                               -    (1,100)        -
      Interest expense                           (49,738)  (36,709)  (37,467)
      Interest income                             28,697    28,884    30,930
----------------------------------------------------------------------------
         Total other income (expense)            151,496    (8,925)   (6,537)
----------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY IN SUBSIDIARIES' EARNINGS              142,673   (15,762)  (12,954)

Income tax benefit (expense)                     (55,591)    4,467     3,769
----------------------------------------------------------------------------

INCOME (LOSS) BEFORE EQUITY IN
   SUBSIDIARIES' EARNINGS                         87,082   (11,295)   (9,185)

Equity in subsidiaries' earnings                 168,896   140,372   123,961
----------------------------------------------------------------------------

NET INCOME                                     $ 255,978   129,077   114,776
============================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                           December 31,
----------------------------------------------------------------------------
                                                       1997            1996
----------------------------------------------------------------------------
                                                      (Dollars in thousands)

                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                  $    28,300           1,055
      Receivables from subsidiaries                   76,931          99,506
      Other receivables                                  792          12,527
      Prepayments and other                               28           1,711
----------------------------------------------------------------------------
          Total current assets                       106,051         114,799
----------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
      Property and equipment                           1,236           1,028
      Accumulated depreciation                          (744)           (651)
----------------------------------------------------------------------------
          Net property, plant and equipment              492             377
----------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
      Investments in subsidiaries (at equity)      2,706,066       1,348,986
      Receivables from subsidiaries                  655,398         183,333
      Other investments                               75,546          37,570
      Note receivable                                      -          20,833
      Deferred charges                                 5,878           4,916
----------------------------------------------------------------------------
          Total investments and other assets       3,442,888       1,595,638
----------------------------------------------------------------------------
TOTAL ASSETS                                     $ 3,549,431       1,710,814
============================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt       $    11,486           5,122
      Payables to subsidiaries                       218,993         202,467
      Accrued interest                                11,088           3,784
      Other accrued liabilities                       41,628           7,336
----------------------------------------------------------------------------
          Total current liabilities                  283,195         218,709
----------------------------------------------------------------------------
LONG-TERM DEBT                                     1,883,467         394,675
----------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                              46,371          47,618
----------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                36,126          21,659
----------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value, authorized
        175,000,000 shares, issued and outstanding
        91,103,674* and 59,858,540 shares             91,104         59,859
      Paid-in capital                                469,586        474,607
      Unrealized holding gain on investments,
        net of taxes                                  11,893              -
      Retained earnings                              728,033        494,726
      Unearned ESOP shares                            (8,450)       (11,080)
      Preferred stock - non-redeemable                 8,106         10,041
---------------------------------------------------------------------------
          Total stockholders' equity               1,300,272      1,028,153
---------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                     $ 3,549,431      1,710,814
===========================================================================
* Adjusted to reflect stock split
See accompanying notes to condensed financial information of registrant.





           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
------------------------------------------------------------------------------
                                                   1997       1996       1995
------------------------------------------------------------------------------
                                                   (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                $   255,978    129,077    114,776
   Adjustments to reconcile net income to
     net cash provided by (used in)
     operating activities:
      Depreciation and amortization                9,401      7,286      6,860
      Deferred income taxes                        8,068      2,934      4,241
      Earnings of subsidiaries                  (168,896)  (140,372)  (123,961)
      Gain on sales of assets                   (172,537)         -          -
      Changes in current assets and current
        liabilities:
         Other receivables                        11,615     (2,639)    (8,947)
         Other accrued liabilities                35,754        329     (3,409)
         Other current assets and
           liabilities, net                        8,412      3,998     (4,377)
      Other, net                                     958      3,297      1,558
------------------------------------------------------------------------------
         Net cash provided by (used in)
           operating activities                  (11,247)     3,910    (13,259)
------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisitions                               (1,283,291)   (46,327)   (22,130)
   Capital contributions to subsidiaries         (16,634)   (20,179)   (53,050)
   Dividends received from subsidiaries          117,499        473     52,423
   Receivables from subsidiaries                (235,772)   (45,945)    71,203
   Payables to subsidiaries                        9,738     97,908    (10,271)
   Proceeds from sales of assets                 202,705          -          -
   Investment in unconsolidated personal
     communications services entity                    -     18,900    (20,000)
   Note receivable                                22,500      1,667        833
   Other, net                                    (14,959)    (4,425)    (2,546)
------------------------------------------------------------------------------
         Net cash provided by (used in)
           investing activities               (1,198,214)     2,072     16,462
------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt    1,297,435     47,500    171,046
   Payments of long-term debt                    (52,214)   (42,357)    (4,901)
   Notes payable, net                                  -          -   (158,000)
   Proceeds from issuance of common stock         14,156     10,089      6,522
   Cash dividends paid                           (22,671)   (21,775)   (19,351)
------------------------------------------------------------------------------
         Net cash provided by (used in)
           financing activities                1,236,706     (6,543)    (4,684)
------------------------------------------------------------------------------

Net increase (decrease) in cash and
  cash equivalents                                27,245       (561)    (1,481)

Cash and cash equivalents at beginning
  of year                                          1,055      1,616      3,097
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR     $    28,300      1,055      1,616
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



(A)  LONG-TERM DEBT

     The approximate annual debt maturities for the five years subsequent to December 31, 1997 are as follows:

                               1998 -  $   11.5 million
                               1999 -  $   31.4 million
                               2000 -  $   39.1 million
                               2001 -  $   59.2 million
                               2002 -  $  691.0 million

(B)  GUARANTEES

     As of December 31, 1997, Century has guaranteed a promissory note for a subsidiary of $2.2 million, as well as the applicable interest and premium. Century has also guaranteed $675,000 in Industrial Development Revenue Bonds originally issued by a subsidiary; such bonds were assumed by the purchaser of the subsidiary's assets.

(C)  DIVIDENDS FROM SUBSIDIARIES

     Dividends paid to Century by consolidated subsidiaries were $117.5 million, $472,800 and $52.4 million during 1997, 1996 and 1995, respectively.

(D)  INCOME TAXES AND INTEREST PAID

     Income  taxes  paid  by  Century   (including   amounts   reimbursed   from
subsidiaries) were $71.8 million, $56.0 million and $56.9 million during 1997, 1996 and 1995, respectively.

     Interest paid by Century was $42.4 million, $37.3 million and $40.4 million during 1997, 1996 and 1995, respectively.

(E)  AFFILIATED TRANSACTIONS

     Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. Century recorded intercompany interest income of $26.6 million, $26.4 million and $28.2 million in 1997, 1996 and 1995, respectively.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       CENTURY TELEPHONE ENTERPRISES, INC.

              For the years ended December 31, 1997, 1996 and 1995


                                    Additions
                        Balance at  charged to  Deductions              Balance
                         beginning  costs and     from        Other      at end
Description              of period  expenses   allowance(1) changes(2) of period
--------------------------------------------------------------------------------
                                          (Dollars in thousands)

Year ended December 31, 1997
   Allowance for
    doubtful accounts    $ 3,327     11,838      (9,975)      764        5,954

Year ended December 31, 1996
   Allowance for
    doubtful accounts    $ 2,768     10,155      (9,662)       66        3,327

Year ended December 31, 1995
   Allowance for
    doubtful accounts    $ 2,360      7,200      (6,946)      154        2,768

(1) Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.