Form 10-Q
period 1998-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1998-05-13
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission File Number: 1-7784


                       CENTURY TELEPHONE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


        Louisiana                                               72-0651161
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                            Identification No.)

                 100 Century Park Drive, Monroe, Louisiana 71203
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code: (318) 388-9000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      [X] Yes     [  ] No

      As of April 30, 1998, there were 91,552,126 shares of common stock outstanding.

                     CENTURY TELEPHONE ENTERPRISES, INC.


                              TABLE OF CONTENTS



                                                                  Page No.
                                                                  --------

Part I.    Financial Information:

   Item 1.   Financial Statements

       Consolidated Statements of Income--Three Months
         Ended March 31, 1998 and 1997                               3

       Consolidated Statements of Comprehensive Income--
         Three Months Ended March 31, 1998 and 1997                  4

       Consolidated Balance Sheets--March 31, 1998 and
         December 31, 1997                                           5

       Consolidated Statements of Stockholders' Equity--
         Three Months Ended March 31, 1998 and 1997                  6

       Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 1998 and 1997                  7

       Notes to Consolidated Financial Statements                 8-10

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      11-17

Part II.   Other Information:

   Item 6.   Exhibits and Reports on Form 8-K                       18

Signature                                                           19


                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three months
                                                           ended March 31,
----------------------------------------------------------------------------
                                                          1998        1997
----------------------------------------------------------------------------
                                                        (Dollars, except per
                                                         share amounts, and
                                                        shares in thousands)

OPERATING REVENUES
   Telephone                                          $ 259,813     117,095
   Wireless                                              94,166      65,839
   Other                                                 17,741      16,051
----------------------------------------------------------------------------
    Total operating revenues                            371,720     198,985
----------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses                 182,394     105,962
   Depreciation and amortization                         79,194      35,325
----------------------------------------------------------------------------
    Total operating expenses                            261,588     141,287
----------------------------------------------------------------------------

OPERATING INCOME                                        110,132      57,698
----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (42,809)    (11,310)
   Gain on sale or exchange of assets                    24,343           -
   Income from unconsolidated cellular entities           6,877       5,580
   Minority interest                                     (2,643)       (364)
   Other income and expense                                 604       1,234
----------------------------------------------------------------------------
    Total other income (expense)                        (13,628)     (4,860)
----------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                         96,504      52,838
   Income tax expense                                    38,810      19,703
----------------------------------------------------------------------------

NET INCOME                                            $  57,694      33,135
============================================================================

BASIC EARNINGS PER SHARE*                             $     .63         .37
============================================================================

DILUTED EARNINGS PER SHARE*                           $     .62         .37
============================================================================

DIVIDENDS PER COMMON SHARE*                           $    .065       .0617
============================================================================

AVERAGE BASIC SHARES OUTSTANDING*                        90,961      89,526
============================================================================

AVERAGE DILUTED SHARES OUTSTANDING*                      92,917      91,055
============================================================================

* Reflects March 1998 stock split.  See Note 5.

See accompanying notes to consolidated financial statements.


                     CENTURY TELEPHONE ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                            Three months
                                                           ended March 31,
----------------------------------------------------------------------------
                                                         1998         1997
----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Net income                                             $ 57,694      33,135
----------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized holding gains arising during period,
    net of $4,836 tax                                     8,980           -
  Reclassification adjustment for gains
    included in net income, net of $7,967 tax           (14,795)          -
----------------------------------------------------------------------------
  Other comprehensive income, net of $3,131 tax          (5,815)          -
----------------------------------------------------------------------------

Comprehensive income                                   $ 51,879      33,135
============================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                                  March 31,    December 31,
                                                    1998           1997
---------------------------------------------------------------------------
                                                   (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                   $    15,304          26,017
   Accounts receivable, less allowance
    of $7,174 and $5,954                           182,038         227,272
   Materials and supplies, at average cost          21,782          21,994
   Other                                             7,979           8,197
---------------------------------------------------------------------------
                                                   227,103         283,480
---------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                2,243,775       2,258,563
---------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
    less accumulated amortization
    of $95,898 and $84,132                       1,759,337       1,767,352
   Other                                           478,013         400,006
---------------------------------------------------------------------------
                                                 2,237,350       2,167,358
---------------------------------------------------------------------------
                                               $ 4,708,228       4,709,401
===========================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt        $    33,414          55,244
   Accounts payable                                 72,751          83,378
   Accrued expenses and other liabilities
    Salaries and benefits                           42,734          38,225
    Taxes                                           45,284          74,898
    Interest                                        27,390          20,821
    Other                                           17,779          25,229
   Advance billings and customer deposits           26,471          24,213
---------------------------------------------------------------------------
                                                   265,823         322,008
---------------------------------------------------------------------------

LONG-TERM DEBT                                   2,576,593       2,609,541
---------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES             510,003         477,580
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
    175,000,000 shares, issued and outstanding
    91,547,533 and 91,103,674 shares                91,548          91,104
   Paid-in capital                                 478,373         469,586
   Accumulated other comprehensive income -
    unrealized holding gain on investments,
    net of taxes                                     6,078          11,893
   Retained earnings                               779,714         728,033
   Unearned ESOP shares                             (8,010)         (8,450)
   Preferred stock - non-redeemable                  8,106           8,106
---------------------------------------------------------------------------
                                                 1,355,809       1,300,272
---------------------------------------------------------------------------
                                               $ 4,708,228       4,709,401
===========================================================================

See accompanying notes to consolidated financial statements.


                     CENTURY TELEPHONE ENTERPRISES, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                             Three months
                                                            ended March 31,
-----------------------------------------------------------------------------
                                                          1998          1997
-----------------------------------------------------------------------------
                                                        (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                    $   91,104*       59,859
   Conversion of convertible securities into
    common stock                                            169           113
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans               247           110
   Issuance of common stock for acquisition                  28             -
-----------------------------------------------------------------------------
   Balance at end of period                              91,548        60,082
-----------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                       469,586*      474,607
   Conversion of convertible securities
    into common stock                                     3,131         3,187
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans             4,125         2,106
   Issuance of common stock for acquisition               1,059             -
   Amortization of unearned compensation and other          472           211
-----------------------------------------------------------------------------
   Balance at end of period                             478,373       480,111
-----------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                        11,893             -
   Change in unrealized holding gain on
    investments, net of reclassification adjustment      (5,815)            -
-----------------------------------------------------------------------------
   Balance at end of period                               6,078             -
-----------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                       728,033       494,726
   Net income                                            57,694        33,135
   Cash dividends declared
     Common stock-$.065 and $.0617 per
      share, respectively*                               (5,911)       (5,523)
     Preferred stock                                       (102)         (128)
-----------------------------------------------------------------------------
   Balance at end of period                             779,714       522,210
-----------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                        (8,450)      (11,080)
   Release of ESOP shares                                   440           690
-----------------------------------------------------------------------------
   Balance at end of period                              (8,010)      (10,390)
-----------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                 8,106        10,041
-----------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                           $1,355,809     1,062,054
=============================================================================
* Reflects March 1998 stock split.  See Note 5.

See accompanying notes to consolidated financial statements.



                     CENTURY TELEPHONE ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                             Three months
                                                            ended March 31,
-----------------------------------------------------------------------------
                                                           1998          1997
-----------------------------------------------------------------------------
                                                        (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                            $ 57,694       33,135
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                         79,194       35,325
    Gain on sale or exchange of assets                   (24,343)           -
    Deferred income taxes                                 26,599        2,159
    Income from unconsolidated cellular entities          (6,877)      (5,580)
    Minority interest                                      2,643          364
    Changes in current assets and current liabilities:
      Accounts receivable                                 45,234        6,674
      Accounts payable                                   (10,627)      (5,928)
      Other accrued taxes                                (29,614)      12,291
      Other current assets and other
       current liabilities, net                            3,316        7,866
    Increase in other noncurrent liabilities               7,660        1,308
    Other, net                                            (4,021)       2,111
-----------------------------------------------------------------------------

      Net cash provided by operating activities          146,858       89,725
-----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Payments for property, plant and equipment             (58,202)     (43,977)
  Acquisitions, net of cash acquired                      (5,000)     (21,080)
  Proceeds from sale of assets                            10,177            -
  Purchase of life insurance investment                   (7,180)      (4,000)
  Other, net                                               6,446        4,556
-----------------------------------------------------------------------------

      Net cash used in investing activities              (53,759)     (64,501)
-----------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt               783,000       14,500
  Payments of long-term debt                            (838,582)     (31,082)
  Payment upon settlement of hedge contracts             (40,237)           -
  Payment of deferred debt issuance costs                 (6,625)           -
  Proceeds from issuance of common stock                   4,374        2,216
  Cash dividends                                          (6,013)      (5,651)
  Other, net                                                 271           66
-----------------------------------------------------------------------------

      Net cash used in financing activities             (103,812)     (19,951)
-----------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     (10,713)       5,273

Cash and cash equivalents at beginning of period          26,017        8,402
-----------------------------------------------------------------------------

Cash and cash equivalents at end of period              $ 15,304       13,675
=============================================================================

Supplemental cash flow information:
  Income taxes paid                                     $ 47,313          725
=============================================================================

  Interest paid                                         $ 36,240        6,597
=============================================================================
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)


(1)   Basis of Financial Reporting

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain 1997 amounts have been reclassified to be consistent with the 1998 presentation.

      The unaudited financial information for the three months ended March 31, 1998 and 1997 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                               March 31,        Dec. 31,
                                                 1998             1997
------------------------------------------------------------------------
                                                (Dollars in thousands)

  Telephone, at original cost              $ 3,320,571         3,295,860
  Accumulated depreciation                  (1,421,726)       (1,375,835)
------------------------------------------------------------------------
                                             1,898,845         1,920,025
------------------------------------------------------------------------

  Wireless, at cost                            397,605           380,218
  Accumulated depreciation                    (144,016)         (133,357)
------------------------------------------------------------------------
                                               253,589           246,861
------------------------------------------------------------------------

  Corporate and other, at cost                 177,776           169,420
  Accumulated depreciation                     (86,435)          (77,743)
------------------------------------------------------------------------
                                                91,341            91,677
------------------------------------------------------------------------

                                           $ 2,243,775         2,258,563
========================================================================

(3)   Earnings from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 1998 and 1997) were accounted for by the equity method.

                                                           Three months
                                                          ended March 31,
---------------------------------------------------------------------------
                                                       1998           1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Results of operations
   Revenues                                        $ 323,584        277,570
   Operating income                                $ 101,346         85,587
   Net income                                      $  96,449         86,241
---------------------------------------------------------------------------

(4)   Accounting Pronouncements

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting and display of comprehensive income and its components. Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. SFAS 131 established standards for reporting information about operating segments in annual financial statements and in interim financial reports to shareholders. The Company adopted both statements in the first quarter of 1998; however, the provisions of SFAS 131 need not be applied to interim periods in the initial year of application. SFAS 131 is not expected to materially impact how the Company currently reports its segment information.


(5)   Stock Split

      On February 25, 1998, the Company's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend on March 31, 1998. Shares outstanding and per share data for the three months ended March 31, 1997 have been restated to reflect this stock split.

(6)   Debt Issuance

      On January 15,1998, Century issued $100 million of 7-year, 6.15% senior notes (Series E); $240 million of 10-year, 6.3% senior notes (Series F); and $425 million of 30-year, 6.875% debentures (Series G) under its shelf registration statements. The net proceeds of approximately $758 million (excluding payment obligations of approximately $40 million related to interest rate hedging effected in connection with the offering) were used to reduce the bank indebtedness incurred by the Company in connection with its December 1, 1997 acquisition of Pacific Telecom, Inc.

      In mid-January 1998, the Company settled numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances. The amounts paid by the Company upon settlement of the hedge contracts aggregated approximately $40 million. Such payment obligations will be amortized as interest expense over the lives of the underlying debt instruments. The effective weighted average interest rate of the above-mentioned debt (after giving consideration to the payment obligations) is 7.15%. In March 1998 the Company paid approximately $250,000 upon settlement of its remaining interest rate hedge contracts.

(7)   Sale or Exchange of Asset

      In the first quarter of 1998, WorldCom, Inc. ("WorldCom") acquired Brooks Fiber Properties, Inc. ("Brooks"). The Company owned approximately 551,000 shares of Brooks' common stock which, upon WorldCom's acquisition of Brooks, were converted into approximately 1.1 million shares of WorldCom common stock. The Company recorded such conversion at fair value which resulted in a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.16 per diluted share).

(8)   Pending Acquisition

      On March 12, 1998, the Company entered into definitive agreements to purchase from affiliates of Ameritech Corporation ("Ameritech") the assets of certain of Ameritech's local telephone and directory operations in parts of northern and central Wisconsin, in exchange for approximately $225 million cash (subject to adjustments). The assets to be purchased include (i) access lines and related property and equipment in 21 predominantly rural communities in Wisconsin which serve approximately 68,000 customers, (ii) Ameritech's directory publishing operations that relate to nine telephone directories serving such customers, and (iii) approximately $4 million in net receivables. Subject to the satisfaction of various closing conditions, this transaction is expected to be completed in the fourth quarter of 1998.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations which might be expected for the entire year.

      Century Telephone Enterprises, Inc. (the "Company") is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At March 31, 1998, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated cellular entities had more than 576,000 cellular subscribers. On December 1, 1997, the Company significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI"). As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets.

      In  addition  to  historical  information,   management's  discussion  and
analysis  includes  certain  forward-looking  statements  regarding  events  and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating the newly-acquired operations of PTI into the Company's operations; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1998 Compared
                      to Three Months Ended March 31, 1997

      Net income for the first quarter of 1998 (excluding gain on sale or exchange of assets) was $41.9 million compared to $33.1 million during the first quarter of 1997. Diluted earnings per share (excluding gain on sale or exchange of assets) increased to $.45 during the three months ended March 31, 1998 from $.37 during the three months ended March 31, 1997, a 21.6% increase.


                                                         Three months
                                                         ended March 31,
------------------------------------------------------------------------------
                                                     1998            1997
------------------------------------------------------------------------------
                                             (Dollars, except per share amounts,
                                                   and shares in thousands)

Operating income
   Telephone                                       $ 76,843          40,524
   Wireless                                          29,655          16,537
   Other                                              3,634             637
------------------------------------------------------------------------------
                                                    110,132          57,698
Interest expense                                    (42,809)        (11,310)
Gain on sale or exchange of assets                   24,343               -
Income from unconsolidated cellular entities          6,877           5,580
Minority interest                                    (2,643)           (364)
Other income and expense                                604           1,234
Income tax expense                                  (38,810)        (19,703)
------------------------------------------------------------------------------
Net income                                         $ 57,694          33,135
==============================================================================
Diluted earnings per share                         $    .62             .37
==============================================================================
Average diluted shares outstanding                   92,917          91,055
==============================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended March 31, 1998 and 1997 were as follows:

                                                          Three months
                                                         ended March 31,
------------------------------------------------------------------------------
                                                      1998            1997
------------------------------------------------------------------------------
Operating revenues
   Telephone operations                               69.9%            58.8
   Wireless operations                                25.3%            33.1
   Other operations                                    4.8%             8.1

Operating income
   Telephone operations                               69.8%            70.2
   Wireless operations                                26.9%            28.7
   Other operations                                    3.3%             1.1
------------------------------------------------------------------------------


Telephone Operations

                                                          Three months
                                                         ended March 31,
------------------------------------------------------------------------------
                                                      1998            1997
------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Local service                                   $ 78,126          32,188
   Network access                                   151,178          71,542
   Other                                             30,509          13,365
------------------------------------------------------------------------------
                                                    259,813         117,095
------------------------------------------------------------------------------

Operating expenses
   Plant operations                                  56,659          23,596
   Customer operations                               22,816          10,398
   Corporate and other                               39,783          17,454
   Depreciation and amortization                     63,712          25,123
------------------------------------------------------------------------------
                                                    182,970          76,571
------------------------------------------------------------------------------

Operating income                                   $ 76,843          40,524
==============================================================================

      Telephone operating income increased $36.3 million (89.6%) due to an increase in operating revenues of $142.7 million (121.9%) which more than offset an increase in operating expenses of $106.4 million (139.0%).

      Of the $142.7 million increase in operating revenues, $134.5 million was attributable to the properties acquired in the PTI acquisition. The remaining $8.2 million increase in revenues was partially due to a $3.0 million increase in amounts received from the federal Universal Service Fund; a $1.9 million increase in revenues due to increased minutes of use; and a $1.0 million increase which resulted from the increase in the number of customer access lines (exclusive of the PTI acquisition).

      During the first quarter of 1998, operating expenses, exclusive of depreciation and amortization, increased $67.8 million, of which $65.2 million was attributable to the properties acquired in the PTI acquisition. The remainder of the increase in operating expenses was due to increases in general operating expenses.

      Depreciation and amortization increased $38.6 million, of which $36.7 million (which includes $6.8 million of amortization of excess cost of net assets acquired) was attributable to the properties acquired in the PTI acquisition. The remainder of the increase was primarily due to higher levels of plant in service.


Wireless Operations and Income From Unconsolidated Cellular Entities

                                                           Three months
                                                          ended March 31,
------------------------------------------------------------------------------
                                                        1998          1997
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - wireless operations               $ 29,655        16,537
Minority interest                                      (2,643)       (1,320)
Income from unconsolidated cellular entities            6,877         5,580
------------------------------------------------------------------------------
                                                     $ 33,889        20,797
==============================================================================

      The Company's wireless operations (discussed below) reflect 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities." See Income from Unconsolidated Cellular Entities for additional information.


Wireless Operations
                                                           Three months
                                                          ended March 31,
------------------------------------------------------------------------------
                                                        1998          1997
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating revenues
  Service revenues                                 $   92,098        64,584
  Equipment sales                                       2,068         1,255
------------------------------------------------------------------------------
                                                       94,166        65,839
------------------------------------------------------------------------------

Operating expenses
  Cost of equipment sold                                3,696         3,930
  System operations                                    14,252        10,326
  General, administrative and customer service         18,381        14,215
  Sales and marketing                                  13,642        11,570
  Depreciation and amortization                        14,540         9,261
------------------------------------------------------------------------------
                                                       64,511        49,302
------------------------------------------------------------------------------

Operating income                                   $   29,655        16,537
==============================================================================

      Wireless operating income increased $13.1 million (79.3%) to $29.7 million in the first quarter of 1998 from $16.5 million in the first quarter of 1997. Wireless operating revenues increased $28.3 million (43.0%) while operating expenses increased $15.2 million (30.8%).

      Of the $27.5 million increase in service revenues, $17.7 million was attributable to acquisitions consummated since the first quarter of 1997, including $13.2 million attributable to PTI. The remainder of the increase in cellular service revenues was primarily due to the increase in the number of cellular customers. The average number of cellular units in service in majority-owned markets (exclusive of acquisitions) during the first quarter of 1998 and 1997 was 448,800 and 372,500, respectively. Excluding acquisitions, access and usage revenues increased $4.7 million (9.9%) in the first quarter of 1998 and roaming and toll revenues increased $4.1 million (25.2%).

      The average monthly cellular service revenue per customer (including acquisitions) declined to $54 during the first quarter of 1998 from $58 during the first quarter of 1997 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

      System operations expenses increased $3.9 million (38.0%) in the first quarter of 1998 primarily due to $4.1 million of expenses attributable to entities acquired. Such increase was partially offset by a $1.1 million decrease in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas.

      General, administrative and customer service expenses increased $4.2 million (29.3%), of which $3.8 million was attributable to expenses of entities acquired. The remainder of the increase was due to increases in general office expenses.

      The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.46% for the first quarter of 1998 and 2.51% for the first quarter of 1997.

      Entities acquired subsequent to the first quarter of 1997 incurred $2.6 million of sales and marketing expenses in the first quarter of 1998. A $573,000 increase in advertising and sales promotion expenses and a $605,000 increase in costs incurred in selling products and services in retail locations were more than offset by a $1.6 million reduction in commissions paid to agents for selling services to new customers.

      Depreciation and amortization increased $5.3 million (57.0%), of which $3.4 million was attributable to acquisitions. The remainder of the increase was due primarily to a higher level of plant in service.


Other Operations

                                                      Three months
                                                     ended March 31,
-------------------------------------------------------------------------
                                                    1998        1997
-------------------------------------------------------------------------
                                                 (Dollars in thousands)

Operating revenues
   Long distance                                  $11,264       7,846
   Call center                                      2,599       3,768
   Competitive access                                   -       2,499
   Other                                            3,878       1,938
-------------------------------------------------------------------------
                                                   17,741      16,051
-------------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses            13,165      14,473
   Depreciation and amortization                      942         941
-------------------------------------------------------------------------
                                                   14,107      15,414
-------------------------------------------------------------------------

Operating income                                  $ 3,634         637
=========================================================================

      Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks Fiber Properties, Inc. in May 1997) and the Company's nonregulated long distance and call center operations. The $3.4 million increase in long distance revenues was attributable to the growth in the number of customers; the $1.2 million decrease in call center revenues was primarily due to the loss of two major customers. The increase in other revenues was primarily attributable to the PTI acquisition and the acquisition of two security alarm businesses subsequent to the first quarter of 1997.

      Operating expenses decreased because (i) the first quarter of 1997 included $4.9 million of costs applicable to the Company's competitive access subsidiary and (ii) the amount of intercompany profit with regulated affiliates increased $2.2 million as a result of the acquisition of PTI. Such decreases were substantially offset by increases in operating expenses due to (i) an increase of $4.7 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $1.9 million of operating expenses applicable to acquisitions.


Interest Expense

      Interest expense increased $31.5 million in the first quarter of 1998 compared to the first quarter of 1997 primarily due to $24.2 million of interest expense on the borrowings used to finance the PTI acquisition and $7.7 million of interest expense applicable to PTI's debt.


Gain on Sale or Exchange of Assets

      In the first quarter of 1998, the Company recorded a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.16 per diluted share) upon the conversion of its investment in the common stock of Brooks Fiber Properties, Inc. into common stock of WorldCom, Inc. See Note 7 of Notes to Consolidated Financial Statements for additional information.


Income from Unconsolidated Cellular Entities

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $1.3 million (23.2%) primarily due to the improvement in profitability of the cellular entities in which the Company owns less than a majority interest.


Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $1.3 million due to the increased profitability of the Company's majority-owned and operated cellular entities. In addition, $756,000 of the change in minority interest in the first quarter of 1998 was attributable to the allocation of the minority interest owner's portion of the loss of the Company's competitive access subsidiary (which was sold in May 1997) during the first quarter of 1997.


Income Tax Expense

      Income tax expense increased $19.1 million in the first quarter of 1998 compared to the first quarter of 1997 primarily due to an increase in income before taxes. The effective income tax rate was 40.2% and 37.3% in the three months ended March 31, 1998 and 1997, respectively. Such increase in the effective income tax rate was primarily due to an increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.


                       LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $146.9 million during the first three months of 1998 compared to $89.7 million during the first three months of 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $53.8 million and $64.5 million for the three months ended March 31, 1998 and 1997, respectively. Payments for property, plant and equipment were $14.2 million more in the first quarter of 1998 than in the comparable period during 1997. Capital expenditures for the three months ended March 31, 1998 were $35.3 million for telephone, $18.1 million for wireless and $4.8 million for other operations. Cash used in connection with acquisitions was $21.1 million in the first three months of 1997, substantially all of which was applicable to the acquisition of telephone properties in Wisconsin.

      Net cash used in financing activities was $103.8 million during the first three months of 1998 compared to $20.0 million during the first three months of 1997. Net payments of long-term debt were $39.0 million more during the first quarter of 1998 compared to the first quarter of 1997. During the first quarter of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of PTI. In addition, the Company paid approximately $40 million to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

      Budgeted capital expenditures for 1998 total $220 million for telephone operations, $90 million for wireless operations and $40 million for corporate and other operations.

      As of March 31, 1998, Century's telephone subsidiaries had available for use $140.9 million of commitments for long-term financing from the Rural Utilities Service and the Company had $423.1 million of undrawn committed bank lines of credit.

      During the first quarter of 1998, the Company entered into definitive agreements to purchase from affiliates of Ameritech Corporation ("Ameritech") the assets of certain of Ameritech's local telephone and directory operations in parts of northern and central Wisconsin, in exchange for approximately $225 million cash (subject to adjustments). The Company expects to provide initial financing through its committed credit facilities.

      In April 1998 the Company acquired 32 Local Multipoint Distribution System licenses in the Federal Communications Commission's A and B band auction for an aggregate of $9.7 million. The licenses acquired cover geographic areas with a combined population of approximately 10.6 million. The Company has not finalized capital expenditure or deployment plans for these systems.


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


                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.



Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         A.  Exhibits
             --------

             10.1 Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan, dated as of February 24, 1998.

             10.2 Amended and Restated Restricted Stock and Performance Share Agreement, pursuant to 1995 Incentive Compensation Plan, dated as of February 24, 1998.

             10.3 Form of Restricted Stock and Performance Share Agreement, pursuant to 1995 Incentive Compensation Plan, dated as of February 24, 1998.

             11    Computations of Earnings Per Share.

             27.1 Financial Data Schedule as of and for the three months ended March 31, 1998.

             27.2 Amended Financial Data Schedule as of and for the year ended December 31, 1997.

             27.3 Restated Financial Data Schedule as of and for the year ended December 31, 1996.

             27.4 Restated Financial Data Schedule as of and for the year ended December 31, 1995.

         B.  Reports on Form 8-K
             -------------------

             The following items were reported in the Form 8-K dated March 12, 1998 and filed March 31, 1998:

                Item 5. Other Events - (i) execution of definitive agreements pursuant to which Century plans to purchase certain assets from affiliates of Ameritech Corporation and (ii) adjusted terms of Century's Rights Agreement to reflect the three-for-two stock split in the form of a 50% stock dividend.



                                  SIGNATURE
                                  ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: May 13, 1998                      /s/ Murray H. Greer
------------------                      --------------------
                                        Murray H. Greer
                                        Controller
                                        (Principal Accounting Officer)