Form 10-Q
period 1998-06-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1998-08-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1998

                                       or

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

                                                      [X] Yes     [  ] No


     As of July 31, 1998, there were 91,819,855 shares of common stock outstanding.

                      CENTURY TELEPHONE ENTERPRISES, INC.

                               TABLE OF CONTENTS

                                                                   Page No.
                                                                   --------
Part I.    Financial Information:

   Item 1.   Financial Statements

       Consolidated Statements of Income--Three Months and
         Six Months Ended June 30, 1998 and 1997                      3

       Consolidated Statements of Comprehensive Income --
         Three Months and Six Months Ended June 30, 1998 and 1997     4

       Consolidated Balance Sheets--June 30, 1998 and
         December 31, 1997                                            5

       Consolidated Statements of Stockholders' Equity--
         Six Months Ended June 30, 1998 and 1997                      6

       Consolidated Statements of Cash Flows--
         Six Months Ended June 30, 1998 and 1997                      7

       Notes to Consolidated Financial Statements                     8-10

   Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations           11-22

Part II.   Other Information:

   Item 4.   Submission of Matters To a Vote of Security Holders      23

   Item 6.   Exhibits and Reports on Form 8-K                         23

Signature                                                             24

                          PART I. FINANCIAL INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                          Three months         Six months
                                         ended June 30,      ended June 30,
---------------------------------------------------------------------------
                                        1998      1997       1998     1997
---------------------------------------------------------------------------
                                        (Dollars, except per share amounts,
                                         and shares expressed in thousands)
OPERATING REVENUES
   Telephone                        $ 265,322   120,425    525,135  237,520
   Wireless                           104,871    74,470    199,037  140,309
   Other                               18,185    15,681     35,926   31,732
---------------------------------------------------------------------------
     Total operating revenues         388,378   210,576    760,098  409,561
---------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating
     expenses                         185,406   111,830    367,800  217,792
   Depreciation and amortization       81,484    36,341    160,678   71,666
---------------------------------------------------------------------------
     Total operating expenses         266,890   148,171    528,478  289,458
---------------------------------------------------------------------------

OPERATING INCOME                      121,488    62,405    231,620  120,103
---------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sales or exchange of
     assets, net                       25,516    70,121     49,859   70,121
   Interest expense                   (42,072)  (11,054)   (84,881) (22,364)
   Income from unconsolidated
     cellular entities                  9,066     7,799     15,943   13,379
   Minority interest                   (4,002)   (1,541)    (6,645)  (1,905)
   Other income and expense               691     1,059      1,295    2,293
---------------------------------------------------------------------------
     Total other income (expense)     (10,801)   66,384    (24,429)  61,524
---------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE      110,687   128,789    207,191  181,627

   Income tax expense                  46,496    45,613     85,306   65,316
---------------------------------------------------------------------------

NET INCOME                          $  64,191    83,176    121,885  116,311
===========================================================================

BASIC EARNINGS PER SHARE*           $     .70       .93       1.34     1.29
===========================================================================

DILUTED EARNINGS PER SHARE*         $     .69       .91       1.31     1.28
===========================================================================

DIVIDENDS PER COMMON SHARE*         $    .065     .0617        .13    .1234
===========================================================================

AVERAGE BASIC SHARES
  OUTSTANDING *                        91,281    89,720     91,124   89,627
===========================================================================

AVERAGE DILUTED SHARES
  OUTSTANDING *                        93,352    91,211     93,134   91,133
===========================================================================
*  Reflects March 1998 stock split.  See Note 5.
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                          Three months         Six months
                                         ended June 30,      ended June 30,
---------------------------------------------------------------------------
                                        1998      1997       1998     1997
---------------------------------------------------------------------------
                                              (Dollars in thousands)

Net income                           $64,191    83,176    121,885   116,311
---------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Unrealized holding gains arising
     during period, net of tax         1,961    24,565     10,941    24,565
   Reclassification adjustment for
     gains included in net income,
     net of tax                       (5,683)        -    (20,478)        -
---------------------------------------------------------------------------
   Other comprehensive income,
     net of tax                       (3,722)   24,565     (9,537)   24,565
---------------------------------------------------------------------------

Comprehensive income                 $60,469   107,741    112,348   140,876
===========================================================================
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30,    December 31,
                                                      1998          1997
---------------------------------------------------------------------------
                                                    (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                     $   16,966          26,017
   Accounts receivable, less allowance of
     $8,287 and $5,954                              187,245         227,272
   Materials and supplies, at average cost           23,278          21,994
   Other                                              8,737           8,197
---------------------------------------------------------------------------
                                                    236,226         283,480
---------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                 2,236,150       2,258,563
---------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less
     accumulated amortization of
     $107,664 and $84,132                         1,744,834       1,767,352
   Other                                            438,397         400,006
---------------------------------------------------------------------------
                                                  2,183,231       2,167,358
---------------------------------------------------------------------------
                                                 $4,655,607       4,709,401
===========================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt          $   47,522          55,244
   Accounts payable                                  76,544          83,378
   Accrued expenses and other liabilities
     Salaries and benefits                           44,096          38,225
     Taxes                                           27,728          74,898
     Interest                                        38,984          20,821
     Other                                           17,367          25,229
   Advance billings and customer deposits            27,105          24,213
---------------------------------------------------------------------------
                                                    279,346         322,008
---------------------------------------------------------------------------

LONG-TERM DEBT                                    2,451,779       2,609,541
---------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES              508,223         477,580
---------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     91,799,878 and 91,103,674 shares                91,800          91,104
   Paid-in capital                                  483,407         469,586
   Accumulated other comprehensive income -
     unrealized holding gain on investments,
     net of taxes                                     2,356          11,893
   Retained earnings                                837,850         728,033
   Unearned ESOP shares                              (7,260)         (8,450)
   Preferred stock - non-redeemable                   8,106           8,106
---------------------------------------------------------------------------
                                                  1,416,259       1,300,272
---------------------------------------------------------------------------
                                                 $4,655,607       4,709,401
===========================================================================
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                                             Six months
                                                           ended June 30,
---------------------------------------------------------------------------
                                                          1998        1997
---------------------------------------------------------------------------
                                                       (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                   $    91,104 *    59,859
   Issuance of common stock for acquisitions                 28           -
   Conversion of convertible securities
     into common stock                                      169         113
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans              499         180
---------------------------------------------------------------------------

   Balance at end of period                              91,800      60,152
---------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                       469,586 *   474,607
   Issuance of common stock for acquisitions              1,059           -
   Conversion of convertible securities into
     common stock                                         3,131       3,187
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans            8,350       4,079
   Amortization of unearned compensation and other        1,281         338
---------------------------------------------------------------------------

   Balance at end of period                             483,407     482,211
---------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                        11,893           -
   Change in unrealized holding gain on
     investments, net of reclassification
     adjustment                                          (9,537)     24,565
---------------------------------------------------------------------------

   Balance at end of period                               2,356      24,565
---------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                       728,033     494,726
   Net income                                           121,885     116,311
   Cash dividends declared
     Common stock-$.13 and $.1234 per
       share, respectively *                            (11,864)    (11,055)
     Preferred stock                                       (204)       (255)
---------------------------------------------------------------------------

   Balance at end of period                             837,850     599,727
---------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                        (8,450)    (11,080)
   Release of ESOP shares                                 1,190       1,440
---------------------------------------------------------------------------

   Balance at end of period                              (7,260)     (9,640)
---------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                 8,106      10,041
---------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                          $ 1,416,259   1,167,056
===========================================================================
*  Reflects March 1998 stock split.  See Note 5.
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                             Six months
                                                           ended June 30,
---------------------------------------------------------------------------
                                                          1998        1997
---------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                        $  121,885     116,311
   Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                     160,678      71,666
      Deferred income taxes                              25,537      29,667
      Income from unconsolidated cellular entities      (15,943)    (13,379)
      Minority interest                                   6,645       1,905
      Gain on sales of assets                           (49,859)    (70,121)
      Changes in current assets and current
        liabilities:
         Accounts receivable                            (20,498)    (15,670)
         Accounts payable                                (6,834)     (4,187)
         Other accrued taxes                            (47,170)      5,343
         Other current assets and other current
           liabilities, net                              14,240       7,012
      Increase in other noncurrent liabilities            5,551       3,382
      Other, net                                         (1,845)     (1,522)
---------------------------------------------------------------------------
         Net cash provided by operating activities      192,387     130,407
---------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment          (122,018)    (87,419)
   Acquisitions, net of cash acquired                    (5,000)    (23,548)
   Proceeds from sales of assets                        132,307           -
   Distributions from unconsolidated cellular
     entities                                            11,647       5,723
   Purchase of life insurance investment                 (5,150)    (11,998)
   Other, net                                             2,386      (2,269)
----------------------------------------------------------------------------
         Net cash provided by (used in) investing
           activities                                    14,172    (119,511)
---------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt             772,852      28,500
   Payments of long-term debt                          (938,532)    (28,782)
   Payment upon settlement of hedge contracts           (40,237)          -
   Payment of deferred debt issuance costs               (6,625)          -
   Proceeds from issuance of common stock                 8,926       4,258
   Cash dividends                                       (12,068)    (11,310)
   Other, net                                                74         124
---------------------------------------------------------------------------
         Net cash used in financing activities         (215,610)     (7,210)
---------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents     (9,051)      3,686

Cash and cash equivalents at beginning of period         26,017       8,402
---------------------------------------------------------------------------

Cash and cash equivalents at end of period           $   16,966      12,088
===========================================================================

Supplemental cash flow information:
   Income taxes paid                                 $  118,364      38,402
   Interest paid                                     $   66,718      23,000
---------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

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

     The unaudited financial information for the three months and six months ended June 30, 1998 and 1997 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                                  June 30,  December 31,
                                                    1998        1997
-----------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost                    $3,358,280     3,295,860
Accumulated depreciation                       (1,473,002)   (1,375,835)
-----------------------------------------------------------------------
                                                1,885,278     1,920,025
-----------------------------------------------------------------------

Wireless, at cost                                 413,778       380,218
Accumulated depreciation                         (155,310)     (133,357)
-----------------------------------------------------------------------
                                                  258,468       246,861
-----------------------------------------------------------------------

Corporate and other, at cost                      182,771       169,420
Accumulated depreciation                          (90,367)      (77,743)
-----------------------------------------------------------------------
                                                   92,404        91,677
-----------------------------------------------------------------------

                                               $2,236,150     2,258,563
=======================================================================

(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 1998 and 1997) were accounted for by the equity method.


                                                             Six months
                                                           ended June 30,
---------------------------------------------------------------------------
                                                          1998        1997
---------------------------------------------------------------------------
                                                       (Dollars in thousands)

Results of operations
   Revenues                                          $  606,793     607,564
   Operating income                                  $  216,062     198,951
   Net income                                        $  216,952     199,927
---------------------------------------------------------------------------

(4)  Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting the components of comprehensive income, which is defined to include all changes in equity during a period except those resulting from investments by and distributions to shareholders. SFAS 131 established standards for reporting information about operating segments in annual financial statements and interim financial reports to shareholders. The Company adopted both statements in the first quarter of 1998; however, the provisions of SFAS 131 need not be applied to interim periods in the initial year of application. SFAS 131 is not expected to materially impact how the Company currently reports its segment information.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging
Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. Based on the Company's current use of derivatives, SFAS 133 is not expected to materially impact the Company's financial position or results of operations.

(5)  Stock Split

     On March 31, 1998, the Company effected a three-for-two common stock split by means of a 50% stock dividend. Shares outstanding and per share data for the six months and three months ended June 30, 1997 have been restated to reflect this stock split.

(6)  Debt Issuance

     On January 15, 1998, Century issued $100 million of 7-year, 6.15% senior notes (Series E); $240 million of 10-year, 6.3% senior notes (Series F); and $425 million of 30-year, 6.875% debentures (Series G) under its shelf registration statements. The net proceeds of approximately $758 million (excluding payment obligations of approximately $40 million related to interest rate hedging effected in connection with the offering) were used to reduce the bank indebtedness incurred by the Company in connection with its December 1, 1997 acquisition of Pacific Telecom, Inc. ("PTI").

     In mid-January 1998, the Company settled numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances. The amounts paid by the Company upon settlement of the hedge contracts aggregated approximately $40 million, which will be amortized as interest expense over the lives of the underlying debt instruments. The effective weighted average interest rate of the above-mentioned debt (after giving consideration to these payment obligations) is 7.15%. In March 1998 the Company paid approximately $250,000 upon settlement of its remaining interest rate hedge contracts.

(7)  Sale or Exchange of Assets

     In connection with the first quarter 1998 acquisition of Brooks Fiber Properties, Inc. ("Brooks") by WorldCom, Inc. ("WorldCom") , the Company's 551,000 shares of Brooks' common stock were converted into approximately 1.0 million shares of WorldCom common stock. The Company recorded such conversion at fair value which resulted in a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.16 per diluted share). In the second quarter of 1998, the Company sold 750,000 shares of WorldCom common stock for $35.6 million cash and recorded a pre-tax gain of $8.7 million ($5.7 million after tax; $.06 per diluted share).

     In the second quarter of 1998, the Company sold its minority interests in two non-strategic cellular entities for approximately $31.0 million cash which resulted in a pre-tax gain of $21.8 million ($12.3 million after-tax; $.13 per diluted share). Additionally, in the second quarter the Company wrote off its minority investment in a start-up company.

     During the second quarter of 1998, the Company also sold various other properties that were acquired in the acquisition of PTI on December 1, 1997, including, but not limited to, the Company's submarine cable operations. The Company utilized the proceeds from these transactions to reduce its debt associated with the acquisition of PTI. In accordance with purchase accounting, no gain or loss was recorded upon the disposition of these assets.

     During the second quarter of 1997, the Company sold its competitive access subsidiary to Brooks and recorded a pre-tax gain of $71 million ($46 million after-tax; $.50 per diluted share).

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

                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results of operations which might be expected for the entire year.

     Century Telephone Enterprises, Inc. (the "Company"), which operates under the trade name of CenturyTel, is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At June 30, 1998, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated cellular entities had more than 583,000 cellular subscribers. On December 1, 1997, the Company significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI"). As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets.

     In  addition  to  historical  information,   management's  discussion  and
analysis  includes  certain  forward-looking  statements  regarding  events  and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating the operations of PTI into the Company's operations; the success and expense of the remediation efforts of the Company and/or its vendors in achieving year 2000 compliance; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1998 Compared
                       to Three Months Ended June 30, 1997

     Net income (excluding gain on sale or exchange of assets) for the second quarter of 1998 was $49.5 million compared to $37.6 million during the second quarter of 1997. Diluted earnings per share (excluding gain on sale or exchange of assets) increased to $.53 during the three months ended June 30, 1998 from $.41 during the three months ended June 30, 1997, a 29.3% increase.

                                                          Three months
                                                         ended June 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
                                                     (Dollars, except per
                                                      share amounts, and
                                                      shares in thousands)
Operating income
   Telephone                                       $ 79,954          38,972
   Wireless                                          37,511          21,812
   Other                                              4,023           1,621
---------------------------------------------------------------------------
                                                    121,488          62,405
Gain on sales or exchange of assets, net             25,516          70,121
Interest expense                                    (42,072)        (11,054)
Income from unconsolidated cellular entities          9,066           7,799
Minority interest                                    (4,002)         (1,541)
Other income and expense                                691           1,059
Income tax expense                                  (46,496)        (45,613)
---------------------------------------------------------------------------
Net income                                         $ 64,191          83,176
===========================================================================
Diluted earnings per share                         $    .69             .91
===========================================================================
Average diluted shares outstanding                   93,352          91,211
===========================================================================

     Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended June 30, 1998 and 1997 were as follows:

                                                          Three months
                                                         ended June 30,
-------------------------------------------------------------------------
                                                      1998           1997
-------------------------------------------------------------------------
Operating revenues
   Telephone operations                               68.3%          57.2
   Wireless operations                                27.0%          35.4
   Other operations                                    4.7%           7.4

Operating income
   Telephone operations                               65.8%          62.5
   Wireless operations                                30.9%          34.9
   Other operations                                    3.3%           2.6
-------------------------------------------------------------------------

Telephone Operations
                                                          Three months
                                                         ended June 30,
-------------------------------------------------------------------------
                                                      1998           1997
-------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Local service                                   $ 81,456        33,118
   Network access                                   151,976        72,480
   Other                                             31,890        14,827
-------------------------------------------------------------------------
                                                    265,322       120,425
-------------------------------------------------------------------------
Operating expenses
   Plant operations                                  57,548        24,446
   Customer operations                               23,033        12,345
   Corporate and other                               39,225        18,783
   Depreciation and amortization                     65,562        25,879
-------------------------------------------------------------------------
                                                    185,368        81,453
-------------------------------------------------------------------------

Operating income                                   $ 79,954        38,972
=========================================================================

     Telephone operating income increased $41.0 million (105.2%) due to an increase in operating revenues of $144.9 million (120.3%) which more than offset an increase in operating expenses of $103.9 million (127.6%).

     Of the $144.9 million increase in operating revenues, $135.9 million was attributable to the properties acquired in the PTI acquisition. The remaining $9.0 million increase in revenues was partially due to a $2.6 million increase in revenues due to increased minutes of use; a $1.9 million increase in amounts received from the federal Universal Service Fund; a $1.6 million increase resulting from the increase in the number of customer access lines and a $1.1 million increase in revenues from the provision of Internet access.

     During the second quarter of 1998, operating expenses, exclusive of depreciation and amortization, increased $64.2 million, of which $61.0 million was attributable to the properties acquired in the PTI acquisition. The remainder of the increase in operating expenses was due to increases in general operating expenses.

     Depreciation and amortization increased $39.7 million, of which $37.1 million (which includes $7.0 million of amortization of excess cost of net assets acquired) was attributable to the properties acquired in the PTI acquisition. The remainder of the increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                           Three months
                                                          ended June 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - wireless operations               $ 37,511        21,812
Minority interest                                      (4,002)       (1,776)
Income from unconsolidated cellular entities            9,066         7,799
---------------------------------------------------------------------------
                                                     $ 42,575        27,835
===========================================================================

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

Wireless Operations
                                                           Three months
                                                          ended June 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
  Service revenues                                 $  102,766        73,053
  Equipment sales                                       2,105         1,417
---------------------------------------------------------------------------
                                                      104,871        74,470
---------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                               3,702         3,456
   System operations                                   14,633        11,071
   General, administrative and customer service        20,063        14,263
   Sales and marketing                                 13,791        13,857
   Depreciation and amortization                       15,171        10,011
---------------------------------------------------------------------------
                                                       67,360        52,658
---------------------------------------------------------------------------

Operating income                                   $   37,511        21,812
===========================================================================

     Wireless operating income increased $15.7 million (72.0%) to $37.5 million in the second quarter of 1998 from $21.8 million in the second quarter of 1997. Wireless operating revenues increased $30.4 million (40.8%) while operating expenses increased $14.7 million (27.9%).

     Of the $29.7 million increase in service revenues, $22.0 million was attributable to acquisitions consummated since the second quarter of 1997, including $19.1 million attributable to PTI. The remainder of the increase in cellular service revenues was primarily due to the increase in the number of cellular customers in the Company's incumbent markets. The average number of cellular units in service in majority-owned markets (exclusive of acquisitions) during the second quarter of 1998 and 1997 was 444,300 and 388,300, respectively. Excluding acquisitions, local and toll revenues increased $5.1 million in the second quarter of 1998 and roaming revenues increased $2.6 million.

     The average monthly cellular service revenue per customer (including acquisitions) declined to $59 during the second quarter of 1998 from $63 during the second quarter of 1997 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $3.6 million (32.2%) in the second quarter of 1998 primarily due to $3.6 million of expenses attributable to entities acquired since the second quarter of 1997. A $1.2 million decrease in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas was offset by a $1.2 million increase in operating expenses due to an increase in the number of cell sites.

     General, administrative and customer service expenses increased $5.8 million (40.7%), of which $3.8 million was attributable to expenses of entities acquired. The remainder of the increase was primarily due to a $1.3 million increase in the provision for doubtful accounts.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.0% for the second quarter of 1998 and 2.2% for the second quarter of 1997.

     Entities acquired subsequent to the second quarter of 1997 incurred $2.8 million of sales and marketing expenses in the second quarter of 1998. Commissions paid to agents for selling services to new customers decreased $3.2 million primarily as a result of fewer cellular units added during the second quarter of 1998 compared to the second quarter of 1997. The Company will continue to focus on attracting and retaining higher usage customers.

     Depreciation and amortization increased $5.2 million (51.5%), of which $3.5 million was attributable to acquisitions. The remainder of the increase was due primarily to a higher level of plant in service.

Other Operations
                                                      Three months
                                                     ended June 30,
---------------------------------------------------------------------
                                                    1998        1997
---------------------------------------------------------------------
                                                 (Dollars in thousands)
Operating revenues
   Long distance                                 $ 12,338       8,900
   Call center                                      2,349       4,443
   Other                                            3,498       2,338
---------------------------------------------------------------------
                                                   18,185      15,681
---------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses            13,411      13,609
   Depreciation and amortization                      751         451
---------------------------------------------------------------------
                                                   14,162      14,060
---------------------------------------------------------------------

Operating income                                 $  4,023       1,621
=====================================================================


     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's nonregulated long distance and call center operations. The $3.4 million increase in long distance revenues was primarily attributable to the growth in the number of customers; the $2.1 million decrease in call center revenues was primarily due to the loss of two major customers. The increase in other revenues was primarily attributable to the PTI acquisition and the acquisition of two security alarm businesses subsequent to the second quarter of 1997.

     Operating expenses increased due to (i) an increase of $2.2 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $2.0 million of operating expenses applicable to acquisitions. Such increases were substantially offset because (i) the amount of intercompany profit with regulated affiliates which was not eliminated in connection with consolidating the results of operations (which acts to offset operating expenses) increased $1.8 million as a result of the PTI acquisition,
(ii) the second quarter of 1997 included $1.4 million of costs applicable to entities sold during 1997 and (iii) operating expenses of the Company's call center business decreased $772,000 primarily due to the loss of two major customers.

Interest Expense

     Interest expense increased $31.0 million in the second quarter of 1998 compared to the second quarter of 1997 primarily due to $23.2 million of interest expense on the borrowings used to finance the PTI acquisition and $7.5 million of interest expense applicable to PTI's debt.

Gain on Sales or Exchange of Assets, Net

     In the second quarter of 1998, the Company recorded pre-tax gains aggregating $25.5 million ($14.7 million after-tax; $.16 per diluted share) primarily as a result of the sale of 750,000 shares of WorldCom, Inc. ("WorldCom") stock and the sale of minority interests in two non-strategic cellular entities. See Note 7 of Notes to Consolidated Financial Statements for additional information.

     In the second quarter of 1997, the Company sold its competitive access subsidiary to Brooks Fiber Properties, Inc. ("Brooks") and recorded a pre-tax gain of $71 million ($46 million after-tax; $.50 per diluted share).

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $1.3 million (16.2%) primarily due to $2.0 million of earnings from interests in unconsolidated entities acquired in the PTI acquisition. Such increase was partially offset by a $744,000 decrease in income due to the sale of the Company's minority interests in two non-strategic cellular entities during the second quarter of 1998.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $2.5 million primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

Income Tax Expense

     Income tax expense increased $883,000 in the second quarter of 1998 compared to the second quarter of 1997. The effective income tax rate was 42.0% and 35.4% in the three months ended June 30, 1998 and 1997, respectively. Such increase in the effective income tax rate was primarily due to an increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.


                     Six Months Ended June 30, 1998 Compared
                        to Six Months Ended June 30, 1997

     Net income (excluding gain on sale or exchange of assets) for the first six months of 1998 was $91.4 million compared to $70.7 million during the first six months of 1997. Diluted earnings per share (excluding gain on sale or exchange of assets) increased to $.98 during the six months ended June 30, 1998 from $.78 during the six months ended June 30, 1997, a 25.6% increase.


                                                           Six months
                                                         ended June 30,
                                                      1998            1997
---------------------------------------------------------------------------
                                                      (Dollars, except per
                                                       share amounts, and
                                                      shares in thousands)
Operating income
   Telephone                                       $156,797          79,496
   Wireless                                          67,166          38,349
   Other                                              7,657           2,258
---------------------------------------------------------------------------
                                                    231,620         120,103
Gain on sales or exchange of assets, net             49,859          70,121
Interest expense                                    (84,881)        (22,364)
Income from unconsolidated cellular entities         15,943          13,379
Minority interest                                    (6,645)         (1,905)
Other income and expense                              1,295           2,293
Income tax expense                                  (85,306)        (65,316)
---------------------------------------------------------------------------
Net income                                         $121,885         116,311
===========================================================================
Diluted earnings per share                         $   1.31            1.28
===========================================================================
Average diluted shares outstanding                   93,134          91,133
===========================================================================

     Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the six months ended June 30, 1998 and 1997 were as follows:

                                                           Six months
                                                         ended June 30,
--------------------------------------------------------------------------
                                                      1998            1997
--------------------------------------------------------------------------
Operating revenues
   Telephone operations                               69.1%           58.0
   Wireless operations                                26.2%           34.3
   Other operations                                    4.7%            7.7

Operating income
   Telephone operations                               67.7%           66.2
   Wireless operations                                29.0%           31.9
   Other operations                                    3.3%            1.9
--------------------------------------------------------------------------

Telephone Operations
                                                           Six months
                                                         ended June 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Local service                                  $ 159,582          65,306
   Network access                                   303,154         144,022
   Other                                             62,399          28,192
---------------------------------------------------------------------------
                                                    525,135         237,520
---------------------------------------------------------------------------

Operating expenses
   Plant operations                                 114,207          48,042
   Customer operations                               45,849          22,743
   Corporate and other                               79,008          36,237
   Depreciation and amortization                    129,274          51,002
---------------------------------------------------------------------------
                                                    368,338         158,024
---------------------------------------------------------------------------

Operating income                                  $ 156,797          79,496
===========================================================================

     Telephone operating income increased $77.3 million (97.2%) due to an increase in operating revenues of $287.6 million (121.1%) which more than offset an increase in operating expenses of $210.3 million (133.1%).

     Of the $287.6 million increase in operating revenues, $270.3 million was attributable to the properties acquired in the PTI acquisition. The remaining $17.3 million increase in revenues was partially due to a $4.8 million increase in amounts received from the federal Universal Service Fund; a $4.5 million increase in revenues due to increased minutes of use; and a $3.7 million increase resulting from the increase in the number of customer access lines.

     During the first six months of 1998, operating expenses, exclusive of depreciation and amortization, increased $132.0 million, of which $126.2 million was attributable to the properties acquired in the PTI acquisition. The remainder of the increase in operating expenses was due to increases in general operating expenses.

     Depreciation and amortization increased $78.3 million, of which $73.5 million (which includes $13.8 million of amortization of excess cost of net assets acquired) was attributable to the properties acquired in the PTI acquisition. The remainder of the increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                            Six months
                                                          ended June 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - wireless operations               $ 67,166        38,349
Minority interest                                      (6,645)       (3,096)
Income from unconsolidated cellular entities           15,943        13,379
---------------------------------------------------------------------------
                                                     $ 76,464        48,632
===========================================================================

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

Wireless Operations
                                                            Six months
                                                          ended June 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
  Service revenues                                 $  194,864       137,637
  Equipment sales                                       4,173         2,672
---------------------------------------------------------------------------
                                                      199,037       140,309
---------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                               7,398         7,386
   System operations                                   28,885        21,397
   General, administrative and customer service        38,444        28,478
   Sales and marketing                                 27,433        25,427
   Depreciation and amortization                       29,711        19,272
---------------------------------------------------------------------------
                                                      131,871       101,960
---------------------------------------------------------------------------

Operating income                                   $   67,166        38,349
===========================================================================

     Wireless operating income increased $28.8 million (75.1%) to $67.2 million in the first six months of 1998 from $38.3 million in the first six months of
1997.   Wireless  operating  revenues  increased  $58.7  million  (41.9%)  while operating expenses increased $29.9 million (29.3%).

     Of the $57.2 million increase in service revenues, $39.7 million was attributable to acquisitions consummated since the second quarter of 1997, including $34.4 million attributable to PTI. The remainder of the increase in cellular service revenues was primarily due to the increase in the number of cellular customers in the Company's incumbent markets. The average number of cellular units in service in majority-owned markets (exclusive of acquisitions) during the first six months of 1998 and 1997 was 447,000 and 380,400, respectively. Excluding acquisitions, local and toll revenues increased $12.3 million in the first six months of 1998 and roaming revenues increased $5.2 million.

     The average monthly cellular service revenue per customer (including acquisitions) declined to $56 during the first six months of 1998 from $60 during the first six months of 1997 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline
(i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $7.5 million (35.0%) in the first six months of 1998 primarily due to $7.7 million of expenses attributable to entities acquired since the second quarter of 1997. A $2.6 million decrease in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas was substantially offset by a $2.3 million increase in operating expenses due to an increase in the number of cell sites.

     General, administrative and customer service expenses increased $10.0 million (35.0%), of which $7.7 million was attributable to expenses of entities acquired. The remainder of the increase was primarily due to a $1.9 million increase in the provision for doubtful accounts.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.2% for the first six months of 1998 and 2.3% for the first six months of 1997.

     Sales and marketing expenses increased $2.0 million in the first six months of 1998 primarily due to $5.3 million of expenses of entities acquired subsequent to the second quarter of 1997 and a $1.4 million increase in costs incurred in selling products and services in retail locations. Such increases were substantially offset by a $4.7 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units added during the first six months of 1998 compared to the first six months of 1997. The Company will continue to focus on attracting and retaining higher usage customers.

     Depreciation and amortization increased $10.4 million (54.2%), of which $6.9 million was attributable to acquisitions. The remainder of the increase was due primarily to a higher level of plant in service.

Other Operations
                                                       Six months
                                                     ended June 30,
---------------------------------------------------------------------
                                                    1998        1997
---------------------------------------------------------------------
                                                 (Dollars in thousands)
Operating revenues
   Long distance                                 $ 23,602      16,746
   Call center                                      4,948       8,211
   Competitive access                                   -       2,499
   Other                                            7,376       4,276
---------------------------------------------------------------------
                                                   35,926      31,732
---------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses            26,576      28,082
   Depreciation and amortization                    1,693       1,392
---------------------------------------------------------------------
                                                   28,269      29,474
---------------------------------------------------------------------

Operating income                                 $  7,657       2,258
=====================================================================


     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks in May 1997) and the Company's nonregulated long distance and call center operations. The $6.9 million increase in long distance revenues was attributable to the growth in the number of customers; the $3.3 million decrease in call center revenues was primarily due to the loss of two major customers. The increase in other revenues was primarily attributable to the PTI acquisition and the acquisition of two security alarm businesses subsequent to the second quarter of 1997.

     Operating expenses decreased because (i) the first six months of 1997 included $7.3 million of costs applicable to entities sold during the first six months of 1997 and (ii) the amount of intercompany profit with regulated affiliates which was not eliminated in connection with consolidating the results of operations (which acts to offset operating expenses) increased $4.0 million as a result of the acquisition of PTI. Such decreases were substantially offset by increases in operating expenses due to (i) an increase of $6.9 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $3.9 million of operating expenses applicable to acquisitions.

Interest Expense

     Interest expense increased $62.5 million in the first six months of 1998 compared to the first six months of 1997 primarily due to $46.7 million of interest expense on the borrowings used to finance the PTI acquisition and $15.2 million of interest expense applicable to PTI's debt.

Gain on Sales or Exchange of Assets, Net

     In the first six months of 1998, the Company recorded pre-tax gains aggregating $49.9 million ($30.5 million after-tax; $.33 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks into common stock of WorldCom, the subsequent sale of 750,000 shares of WorldCom stock, and the sale of minority interests in two non-strategic cellular entities. See Note 7 of Notes to Consolidated Financial Statements for additional information.

     In the first six months of 1997, the Company sold its competitive access subsidiary to Brooks and recorded a pre-tax gain of $71 million ($46 million after tax; $.50 per diluted share).

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $2.6 million (19.2%) primarily due to earnings of the cellular entities acquired in the PTI acquisition.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $4.7 million primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

Income Tax Expense

     Income tax expense increased $20.0 million in the first six months of 1998 compared to the first six months of 1997 primarily due to an increase in income before taxes. The effective income tax rate was 41.2% and 36.0% in the six months ended June 30, 1998 and 1997, respectively. Such increase in the effective income tax rate was primarily due to an increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.

                         LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

     Net cash provided by operating activities was $192.4 million during the first six months of 1998 compared to $130.4 million during the first six months of 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

     Net cash provided by investing activities was $14.2 million for the six months ended June 30, 1998. Net cash used in investing activities was $119.5 million for the six months ended June 30, 1997. Payments for property, plant and equipment were $34.6 million more in the first six months of 1998 than in the comparable period during 1997. Capital expenditures for the six months ended June 30, 1998 were $78.1 million for telephone, $34.3 million for wireless and $9.6 million for other operations. Proceeds from the sales of assets were $132.3 million in the first six months of 1998. Cash used in connection with acquisitions was $23.5 million in the first six months of 1997, substantially all of which was applicable to the acquisition of telephone properties in Wisconsin.

     Net cash used in financing activities was $215.6 million during the first six months of 1998 compared to $7.2 million during the first six months of 1997. Net payments of long-term debt were $165.4 million more during the first six months of 1998 compared to the first six months of 1997. During the first six months of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of PTI. In addition, the Company paid approximately $40 million to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

     Revised budgeted capital expenditures for 1998 total $220 million for telephone operations, $67 million for wireless operations and $42 million for corporate and other operations.

     As of June 30, 1998, Century's telephone subsidiaries had available for use $140.9 million of commitments for long-term financing from the Rural Utilities Service and the Company had $530.1 million of undrawn committed bank lines of credit.

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

                           PART II. OTHER INFORMATION

                       CENTURY TELEPHONE ENTERPRISES, INC.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     At the Company's annual meeting of shareholders on May 7, 1998, the shareholders elected five Class I directors to serve until the 2001 annual meeting of shareholders and until their successors are duly elected and qualified.

     The following number of votes were cast for or were withheld from the following nominees:

     Class I Nominees                 For                     Withheld
     ----------------                 ---                     --------

     William R. Boles, Jr.        113,051,782                 2,769,665
     W. Bruce Hanks               113,136,129                 2,685,318
     C. G. Melville, Jr.          113,188,120                 2,633,327
     Glen F. Post, III            113,135,196                 2,686,251
     Clarke M. Williams           113,050,398                 2,771,049

     The Class II and Class III directors whose terms continued after the meeting are:

          Class II                 Class III
          --------                 ---------

     Virginia Boulet             Calvin Czeschin
     Ernest Butler, Jr.          F. Earl Hogan
     James B. Gardner            Harvey P. Perry
     R. L. Hargrove, Jr.         Jim D. Reppond
     Johnny Hebert

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

      A.    Exhibits
            --------

            11    Computations of Earnings Per Share.

            27.1 Financial Data Schedule as of and for the six months ended June 30, 1998.

            27.2 Restated Financial Data Schedule as of and for the six months ended June 30, 1997.


      B.    Reports on Form 8-K
            -------------------

            There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: August 14, 1998                   /s/ Murray H. Greer
                                        -------------------
                                        Murray H. Greer
                                        Controller
                                        (Principal Accounting Officer)