Form 10-Q
period 1998-09-30
CENTURY TELEPHONE ENTERPRISES INC
filed 1998-11-13
CIK 18926

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1998

                                      or

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

                                                      [X] Yes     [  ] No


     As of October 31, 1998, there were 91,938,325 shares of common stock outstanding.

                     CENTURY TELEPHONE ENTERPRISES, INC.
                              TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------
Part I.  Financial Information:

  Item 1.  Financial Statements

    Consolidated Statements of Income--Three Months and Nine
     Months Ended September 30, 1998 and 1997                             3

    Consolidated Statements of Comprehensive Income--
     Three Months and Nine Months Ended September 30, 1998 and 1997       4

    Consolidated Balance Sheets--September 30, 1998 and
     December 31, 1997                                                    5

    Consolidated  Statements of Stockholders' Equity--
     Nine Months Ended September 30, 1998 and 1997                        6

    Consolidated Statements of Cash Flows--
     Nine Months Ended September 30, 1998 and 1997                        7

    Notes  to Consolidated Financial Statements                          8-10

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-24

Part II. Other Information:

   Item 5. Other Information                                              25

   Item 6. Exhibits and Reports on Form 8-K                               25

Signature                                                                 26

                          PART I. FINANCIAL INFORMATION
                      CENTURY TELEPHONE ENTERPRISES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Three months           Nine months
                                       ended September 30,   ended September 30,
--------------------------------------------------------------------------------
                                        1998        1997      1998        1997
--------------------------------------------------------------------------------
                                         (Dollars, except per share amounts,
                                          and shares expressed in thousands)
OPERATING REVENUES
  Telephone                        $ 275,397     121,934    800,532    359,454
  Wireless                           106,662      80,163    305,699    220,472
  Other                               19,890      16,254     55,816     47,986
--------------------------------------------------------------------------------
     Total operating revenues        401,949     218,351  1,162,047    627,912
--------------------------------------------------------------------------------

OPERATING EXPENSES
  Cost of sales and
   operating expenses                192,155     111,462    559,955    329,254
  Depreciation and amortization       81,610      37,074    242,288    108,740
--------------------------------------------------------------------------------
     Total operating expenses        273,765     148,536    802,243    437,994
--------------------------------------------------------------------------------

OPERATING INCOME                     128,184      69,815    359,804    189,918
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Gain on sale or exchange of
   assets, net                             -           -     49,859     70,121
  Interest expense                   (41,904)    (11,175)  (126,785)   (33,539)
  Income from unconsolidated
   cellular entities                   9,162       8,371     25,105     21,750
  Minority interest                   (3,619)     (1,817)   (10,264)    (3,722)
  Other income and expense             1,159       1,174      2,454      3,467
--------------------------------------------------------------------------------
     Total other income (expense)    (35,202)     (3,447)   (59,631)    58,077
--------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE      92,982      66,368    300,173    247,995

Income tax expense                    38,304      24,935    123,610     90,251
--------------------------------------------------------------------------------

NET INCOME                         $  54,678      41,433    176,563    157,744
================================================================================

BASIC EARNINGS PER SHARE*          $     .60         .46       1.93       1.75
================================================================================

diluted earnings per share*        $     .59         .45       1.90       1.73
================================================================================

Dividends per common share*        $    .065       .0617       .195      .1851
================================================================================

Average basic shares outstanding*     91,471      90,134     91,238     89,802
================================================================================

Average diluted shares outstanding*   93,548      91,710     93,272     91,325
================================================================================
*Reflects March 1998 stock split.  See Note 5.
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                          Three months           Nine months
                                       ended September 30,   ended September 30,
--------------------------------------------------------------------------------
                                        1998        1997      1998        1997
--------------------------------------------------------------------------------
                                                (Dollars in thousands)

Net income                          $  54,678      41,433   176,563     157,744
--------------------------------------------------------------------------------

Other comprehensive income,
 net of tax:
   Unrealized holding gains
    (losses) arising during
    period, net of tax                   (631)     37,473    10,310      62,038
   Reclassification adjustment
    for gains included in net
    income, net of tax                      -           -   (20,478)          -
--------------------------------------------------------------------------------
   Other comprehensive income,
    net of tax                           (631)     37,473   (10,168)     62,038
--------------------------------------------------------------------------------
Comprehensive income                $  54,047      78,906   166,395     219,782
================================================================================

See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                  September 30,     December 31,
                                                      1998             1997
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)

ASSETS
------


CURRENT ASSETS
   Cash and cash equivalents                     $      3,940           26,017
   Accounts receivable, less allowance
    of $4,824 and $5,954                              182,117          227,272
   Materials and supplies, at average cost             24,841           21,994
   Other                                                7,442            8,197
--------------------------------------------------------------------------------
                                                      218,340          283,480
--------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                   2,245,445        2,258,563
--------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
    less accumulated amortization of
    $119,620 and $84,132                            1,741,491        1,767,352
   Other                                              430,894          400,006
--------------------------------------------------------------------------------
                                                    2,172,385        2,167,358
--------------------------------------------------------------------------------

                                                 $  4,636,170        4,709,401
================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt          $     45,015           55,244
   Accounts payable                                    77,194           83,378
   Accrued expenses and other liabilitiesz
    Salaries and benefits                              46,737           38,225
    Taxes                                              19,746           74,898
    Interest                                           23,416           20,821
    Other                                              24,506           25,229
   Advance billings and customer deposits              28,285           24,213
--------------------------------------------------------------------------------
                                                      264,899          322,008
--------------------------------------------------------------------------------

LONG-TERM DEBT                                      2,392,685        2,609,541
--------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                509,951          477,580
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, 175,000,000
    shares authorized, 91,924,239 and
    91,103,674 shares issued and outstanding           91,924           91,104
   Paid-in capital                                    487,221          469,586
   Accumulated other comprehensive income-
    unrealized holding gain on investments,
    net of taxes                                        1,725           11,893
   Retained earnings                                  886,479          728,033
   Unearned ESOP shares                                (6,820)          (8,450)
   Preferred stock-non-redeemable                       8,106            8,106
--------------------------------------------------------------------------------
                                                    1,468,635        1,300,272
--------------------------------------------------------------------------------
                                                 $  4,636,170        4,709,401
================================================================================
See accompanying notes to consolidated financial statements.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                               Nine months
                                                           ended September 30,
--------------------------------------------------------------------------------
                                                           1998          1997
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)

COMMON STOCK
  Balance at beginning of period                     $    91,104 *      59,859
  Issuance of common stock for acquisitions                   28             -
  Conversion of convertible securities
   into common stock                                         169           237
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans                 623           423
--------------------------------------------------------------------------------
  Balance at end of period                                91,924        60,519
--------------------------------------------------------------------------------

PAID-IN CAPITAL
  Balance at beginning of period                         469,586 *     474,607
  Issuance of common stock for acquisitions                1,059             -
  Conversion of convertible securities
   into common stock                                       3,131         4,998
  Issuance of common stock through dividend
   reinvestment, incentive and benefit plans              11,410        10,448
  Amortization of unearned compensation
   and other                                               2,035           608
--------------------------------------------------------------------------------
  Balance at end of period                               487,221       490,661
--------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
  Balance at beginning of period                          11,893             -
  Change in unrealized holding gain on
   investments, net of reclassification
   adjustment                                            (10,168)       62,038
--------------------------------------------------------------------------------
  Balance at end of period                                 1,725        62,038
--------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of period                         728,033       494,726
  Net income                                             176,563       157,744
  Cash dividends declared
    Common stock - $.195 and $.1851 per
     share, respectively*                                (17,811)      (16,622)
    Preferred stock                                         (306)         (357)
--------------------------------------------------------------------------------
  Balance at end of period                               886,479       635,491
--------------------------------------------------------------------------------

UNEARNED ESOP SHARES
  Balance at beginning of period                          (8,450)      (11,080)
  Release of ESOP shares                                   1,630         1,880
--------------------------------------------------------------------------------
  Balance at end of period                                (6,820)       (9,200)
--------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of period                           8,106        10,041
  Conversion of preferred stock into common stock              -        (1,935)
--------------------------------------------------------------------------------
  Balance at end of period                                 8,106         8,106
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                           $ 1,468,635     1,247,615
================================================================================
*Reflects March 1998 stock split.  See Note 5.
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months
                                                            ended September 30,
--------------------------------------------------------------------------------
                                                             1998         1997
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                                            $  176,563      157,744
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                          242,288      108,740
    Deferred income taxes                                   30,241       31,667
    Income from unconsolidated cellular entities           (25,105)     (21,750)
    Minority interest                                       10,264        3,722
    Gain on sales of assets                                (49,859)     (70,121)
    Changes in current assets and current liabilities:
      Accounts receivable                                  (15,370)     (12,170)
      Accounts payable                                      (6,184)      (6,110)
      Other accrued taxes                                  (55,152)       8,624
      Other current assets and other current
       liabilities, net                                      9,364        9,853
    Changes in other noncurrent liabilities                  3,535        3,259
    Other, net                                              (3,408)       4,040
--------------------------------------------------------------------------------
    Net cash provided by operating activities              317,177      217,498
--------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Payments for property, plant and equipment              (204,627)    (123,344)
  Acquisitions, net of cash acquired                        (5,028)     (30,398)
  Proceeds from sales of assets                            132,307            -
  Distributions from unconsolidated cellular entities       17,715        9,173
  Purchase of life insurance investment, net                (2,557)     (12,936)
  Proceeds from note receivable                                  -       22,500
  Other, net                                                 2,337       (4,320)
--------------------------------------------------------------------------------
    Net cash used in investing activities                  (59,853)    (139,325)
--------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                 772,894       12,151
  Payments of long-term debt                              (999,877)     (78,377)
  Payment upon settlement of hedge contracts               (40,237)           -
  Payment of deferred debt issuance costs                   (6,625)           -
  Proceeds from issuance of common stock                    12,110       10,860
  Cash dividends                                           (18,117)     (16,979)
  Other, net                                                   451       (2,947)
--------------------------------------------------------------------------------
    Net cash used in financing activities                 (279,401)     (75,292)
--------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents       (22,077)       2,881
Cash and cash equivalents at beginning of period            26,017        8,402
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period              $    3,940       11,283
================================================================================

Supplemental cash flow information:
  Income taxes paid                                     $  158,365       53,978
  Interest paid                                         $  124,190       28,963
--------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

(1)  Basis of Financial Reporting

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

     The unaudited financial information for the three months and nine months ended September 30, 1998 and 1997 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)  Net Property, Plant and Equipment

     Net property, plant and equipment is composed of the following:

                                                September 30,  December 31,
                                                    1998           1997
---------------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost                   $ 3,414,234      3,295,860
Accumulated depreciation                       (1,520,474)    (1,375,835)
---------------------------------------------------------------------------
                                                1,893,760      1,920,025
---------------------------------------------------------------------------

Wireless, at cost                                 421,412        380,218
Accumulated depreciation                         (166,949)      (133,357)
---------------------------------------------------------------------------
                                                  254,463        246,861
---------------------------------------------------------------------------

Corporate and other, at cost                      191,138        169,420
Accumulated depreciation                          (93,916)       (77,743)
---------------------------------------------------------------------------
                                                   97,222         91,677
---------------------------------------------------------------------------
                                              $ 2,245,445      2,258,563
===========================================================================

(3)  Earnings from Unconsolidated Cellular Entities

     The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 1998 and 1997) were accounted for by the equity method:


                                                             Nine months
                                                         ended September 30,
----------------------------------------------------------------------------
                                                          1998        1997
----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Results of operations
   Revenues                                          $  937,670     930,860
   Operating income                                  $  334,405     310,236
   Net income                                        $  336,393     277,464
----------------------------------------------------------------------------

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

(5)  Stock Split

     On March 31, 1998, the Company effected a three-for-two common stock split by means of a 50% stock dividend. Shares outstanding and per share data for the nine months and three months ended September 30, 1997 have been restated to reflect this stock split.

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

     During the second quarter of 1998, the Company also sold various other properties that were acquired in the PTI acquisition, including, but not limited to, the Company's submarine cable operations. The Company utilized the proceeds from these transactions to reduce its debt associated with the acquisition of PTI. In accordance with purchase accounting, no gain or loss was recorded upon the disposition of these assets.

     During the second quarter of 1997, the Company sold its competitive access subsidiary to Brooks and recorded a pre-tax gain of $71 million ($46 million after-tax; $.50 per diluted share).

(8)  Pending Acquisition

     On March 12, 1998, the Company entered into definitive agreements to purchase from affiliates of Ameritech Corporation ("Ameritech") the assets of certain local telephone and directory operations in parts of northern and central Wisconsin, in exchange for approximately $225 million cash (subject to adjustments). The assets to be purchased include (i) access lines and related property and equipment in 21 predominantly rural communities in Wisconsin which serve approximately 68,000 customers, (ii) Ameritech's directory publishing operations that relate to nine telephone directories serving such customers, and
(iii) approximately $4 million in net receivables. Subject to the satisfaction of various closing conditions, this transaction is expected to be completed in the fourth quarter of 1998.

(9)  Pending Disposition

     In August 1998, the Company entered into a definitive agreement to sell the stock of the entities conducting the Company's Alaska operations to ALEC Acquisition Corporation for $415 million cash, subject to various adjustments. Proceeds from this transaction will be used to reduce debt and to fund the Company's pending acquisition of telephone access lines from Ameritech described in Note 8. The Alaska transaction is anticipated to close in the first quarter of 1999, subject to regulatory approvals and various closing conditions.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results of operations which might be expected for the entire year.

     Century Telephone Enterprises, Inc., which operates under the trade name of CenturyTel, and its subsidiaries (the "Company"), is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At September 30, 1998, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated cellular entities had more than 591,000 cellular subscribers. On December 1, 1997, the Company significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI"). As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets.

     In  addition  to  historical  information,   management's  discussion  and
analysis  includes  certain  forward-looking  statements  regarding  events  and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating the operations of PTI into the Company's operations; the success and expense of the remediation efforts of the Company and its vendors in achieving year 2000 compliance; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1998 Compared
                    to Three Months Ended September 30, 1997


     Net income for the third quarter of 1998 was $54.7 million compared to $41.4 million during the third quarter of 1997. Diluted earnings per share increased to $.59 during the three months ended September 30, 1998 from $.45 during the three months ended September 30, 1997, a 31.1% increase.


                                                          Three months
                                                       ended September 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
                                                      (Dollars, except per
                                                       share amounts,and
                                                       shares in thousands)
Operating income
   Telephone                                       $ 88,210          40,114
   Wireless                                          36,693          27,403
   Other                                              3,281           2,298
---------------------------------------------------------------------------
                                                    128,184          69,815
Interest expense                                    (41,904)        (11,175)
Income from unconsolidated cellular entities          9,162           8,371
Minority interest                                    (3,619)         (1,817)
Other income and expense                              1,159           1,174
Income tax expense                                  (38,304)        (24,935)
---------------------------------------------------------------------------
Net income                                         $ 54,678          41,433
===========================================================================
Diluted earnings per share*                        $    .59             .45
===========================================================================
Average diluted shares outstanding*                  93,548          91,710
===========================================================================
* Reflects March 1998 stock split.  See Note 5.

     Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended September 30, 1998 and 1997 were as follows:

                                                          Three months
                                                       ended September 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
Operating revenues
   Telephone operations                               68.5%            55.8
   Wireless operations                                26.5%            36.7
   Other operations                                    5.0%             7.5

Operating income
   Telephone operations                               68.8%            57.5
   Wireless operations                                28.6%            39.2
   Other operations                                    2.6%             3.3
---------------------------------------------------------------------------


Telephone Operations
                                                          Three months
                                                       ended September 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
                                                     (Dollars in thousands)

Operating revenues
   Local service                                  $  84,082          33,443
   Network access                                   159,422          73,385
   Other                                             31,893          15,106
---------------------------------------------------------------------------
                                                    275,397         121,934
---------------------------------------------------------------------------
Operating expenses
   Plant operations                                  62,402          24,971
   Customer operations                               22,107          11,931
   Corporate and other                               37,436          18,679
   Depreciation and amortization                     65,242          26,239
---------------------------------------------------------------------------
                                                    187,187          81,820
---------------------------------------------------------------------------

Operating income                                  $  88,210          40,114
===========================================================================

     Telephone operating income increased $48.1 million (119.9%) due to an increase in operating revenues of $153.5 million (125.9%) which more than offset an increase in operating expenses of $105.4 million (128.8%).

     Of the $153.5 million increase in operating revenues, $139.8 million was attributable to the properties acquired in the PTI acquisition. The remaining $13.7 million increase in revenues was partially due to a $2.5 million increase in revenues due to increased minutes of use; a $2.5 million increase resulting from favorable prior period revenue settlements; a $3.4 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies; a $1.9 million increase in amounts received from the federal Universal Service Fund; and a $1.6 million increase resulting from internal growth in the number of customer access lines.

     During the third quarter of 1998, operating expenses, exclusive of depreciation and amortization, increased $66.4 million, of which $61.1 million was attributable to the properties acquired in the PTI acquisition. The remainder of the increase in operating expenses was due to increases in general operating expenses.

     Depreciation and amortization increased $39.0 million, of which $35.2 million (which includes $6.9 million of amortization of excess cost of net assets acquired) was attributable to the properties acquired in the PTI acquisition. The remainder of the increase was primarily due to higher recurring rates or nonrecurring depreciation charges which have been approved for certain subsidiaries.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                           Three months
                                                        ended September 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - wireless operations               $ 36,693        27,403
Minority interest                                      (3,619)       (2,044)
Income from unconsolidated cellular entities            9,162         8,371
---------------------------------------------------------------------------
                                                     $ 42,236        33,730
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


Wireless Operations
                                                           Three months
                                                        ended September 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
  Service revenues                                 $  104,527        78,839
  Equipment sales                                       2,135         1,324
---------------------------------------------------------------------------
                                                      106,662        80,163
---------------------------------------------------------------------------

Operating expenses
  Cost of equipment sold                                3,784         2,987
  System operations                                    15,326        12,549
  General, administrative and customer service         21,991        15,090
  Sales and marketing                                  13,312        11,918
  Depreciation and amortization                        15,556        10,216
---------------------------------------------------------------------------
                                                       69,969        52,760
---------------------------------------------------------------------------

Operating income                                   $   36,693        27,403
===========================================================================

     Wireless operating income increased $9.3 million (33.9%) to $36.7 million in the third quarter of 1998 from $27.4 million in the third quarter of 1997. Wireless operating revenues increased $26.5 million (33.1%) while operating expenses increased $17.2 million (32.6%).

     Of the $25.7 million increase in service revenues, $23.0 million was attributable to acquisitions. Excluding acquisitions, roaming revenues increased $3.0 million in the third quarter of 1998. The average number of cellular units in service in majority-owned markets (exclusive of acquisitions) during the third quarter of 1998 and 1997 was 449,600 and 411,300, respectively.

     The average monthly cellular service revenue per customer (including acquisitions) declined to $59 during the third quarter of 1998 from $64 during the third quarter of 1997 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $2.8 million (22.1%) in the third quarter of 1998 primarily due to $4.8 million of expenses attributable to acquisitions. Such increase was partially offset by a $1.7 million decrease in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas.

     General, administrative and customer service expenses increased $6.9 million (45.7%), of which $3.4 million was attributable to expenses of entities acquired. The remainder of the increase was primarily due to a $2.4 million increase in the provision for doubtful accounts.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.3% for the third quarter of 1998 and 2.2% for the third quarter of 1997.

     Sales and marketing expenses increased $1.4 million (11.7%) in the third quarter of 1998 primarily due to $2.8 million of expenses of entities acquired and a $1.0 million increase in advertising expense. Commissions paid to agents for selling services to new customers decreased $2.8 million primarily as a result of fewer cellular units added during the third quarter of 1998 compared to the third quarter of 1997. The Company will continue to focus on attracting and retaining higher usage customers.

     Depreciation and amortization increased $5.3 million (52.3%), of which $3.5 million was attributable to acquisitions. The remainder of the increase was due primarily to a higher level of plant in service.

Other Operations
                                                      Three months
                                                   ended September 30,
----------------------------------------------------------------------
                                                    1998         1997
----------------------------------------------------------------------
                                                 (Dollars in thousands)

Operating revenues
   Long distance                                 $ 13,263        9,810
   Call center                                      2,754        3,866
   Other                                            3,873        2,578
----------------------------------------------------------------------
                                                   19,890       16,254
----------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses            15,797       13,337
   Depreciation and amortization                      812          619
----------------------------------------------------------------------
                                                   16,609       13,956
----------------------------------------------------------------------

Operating income                                 $  3,281        2,298
======================================================================


     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's nonregulated long distance and call center operations. The $3.5 million increase in long distance revenues was primarily attributable to the growth in the number of customers; the $1.1 million decrease in call center revenues was primarily due to the loss of two major customers in the fourth quarter of 1997. The increase in other revenues was primarily attributable to the PTI acquisition and the acquisition of two security alarm businesses subsequent to the third quarter of 1997.

     Operating expenses increased due to (i) an increase of $3.5 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $1.9 million of operating expenses applicable to acquisitions. Such increases were substantially offset because (i) the amount of intercompany profit with regulated affiliates which, in accordance with regulatory accounting principles, was not eliminated in connection with consolidating the results of operations (which acts to offset operating expenses) increased $1.1 million as a result of the PTI acquisition, and (ii) the third quarter of 1997 included $1.7 million of costs applicable to entities sold during 1997.

Interest Expense

     Interest expense increased $30.7 million in the third quarter of 1998 compared to the third quarter of 1997 primarily due to $21.9 million of interest expense on the borrowings used to finance the PTI acquisition and $7.5 million of interest expense applicable to PTI's debt.

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $791,000 (9.4%) primarily due to $2.2 million of earnings from interests in unconsolidated entities acquired in the PTI acquisition. Such increase was partially offset by a $1.0 million decrease in income due to the sale of the Company's minority interests in two non-strategic cellular entities during the second quarter of 1998.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $1.8 million primarily due to a $1.0 million increase in expense related to the entities acquired in the PTI acquisition. The remainder of the increase is primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

Income Tax Expense

     Income tax expense increased $13.4 million in the third quarter of 1998 compared to the third quarter of 1997. The effective income tax rate was 41.2% and 37.6% in the three months ended September 30, 1998 and 1997, respectively. Such increase in the effective income tax rate was primarily due to an increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.


                  Nine Months Ended September 30, 1998 Compared
                     to Nine Months Ended September 30, 1997

     Net income (excluding gain on sale or exchange of assets) for the first nine months of 1998 was $146.0 million compared to $112.2 million during the first nine months of 1997. Diluted earnings per share (excluding gain on sale or exchange of assets) increased to $1.57 during the nine months ended September 30, 1998 from $1.23 during the nine months ended September 30, 1997, a 27.6% increase.


                                                           Nine months
                                                       ended September 30,
----------------------------------------------------------------------------
                                                      1998            1997
----------------------------------------------------------------------------
                                                      (Dollars, except per
                                                       share amounts, and
                                                       shares in thousands)

Operating income
   Telephone                                     $  245,007         119,610
   Wireless                                         103,859          65,752
   Other                                             10,938           4,556
---------------------------------------------------------------------------
                                                    359,804         189,918
Gain on sale or exchange of assets, net              49,859          70,121
Interest expense                                   (126,785)        (33,539)
Income from unconsolidated cellular entities         25,105          21,750
Minority interest                                   (10,264)         (3,722)
Other income and expense                              2,454           3,467
Income tax expense                                 (123,610)        (90,251)
---------------------------------------------------------------------------
Net income                                       $  176,563         157,744
===========================================================================
Diluted earnings per share*                      $     1.90            1.73
===========================================================================
Average diluted shares outstanding*                  93,272          91,325
===========================================================================
* Reflects March 1998 stock split.  See Note 5.

     Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the nine months ended September 30, 1998 and 1997 were as follows:


                                                           Nine months
                                                       ended September 30,
--------------------------------------------------------------------------
                                                      1998            1997
--------------------------------------------------------------------------

Operating revenues
   Telephone operations                               68.9%           57.2
   Wireless operations                                26.3%           35.1
   Other operations                                    4.8%            7.7

Operating income
   Telephone operations                               68.1%           63.0
   Wireless operations                                28.9%           34.6
   Other operations                                    3.0%            2.4
--------------------------------------------------------------------------


Telephone Operations
                                                           Nine months
                                                       ended September 30,
---------------------------------------------------------------------------
                                                      1998            1997
---------------------------------------------------------------------------
                                                     (Dollars in thousands)

Operating revenues
   Local service                                  $ 243,664          98,749
   Network access                                   462,576         217,407
   Other                                             94,292          43,298
---------------------------------------------------------------------------
                                                    800,532         359,454
---------------------------------------------------------------------------

Operating expenses
   Plant operations                                 176,609          73,013
   Customer operations                               67,956          34,674
   Corporate and other                              116,444          54,916
   Depreciation and amortization                    194,516          77,241
---------------------------------------------------------------------------
                                                    555,525         239,844
---------------------------------------------------------------------------

Operating income                                  $ 245,007         119,610
===========================================================================

     Telephone operating income increased $125.4 million (104.8%) due to an increase in operating revenues of $441.1 million (122.7%) which more than offset an increase in operating expenses of $315.7 million (131.6%).

     Of the $441.1 million increase in operating revenues, $410.1 million was attributable to the properties acquired in the PTI acquisition. The remaining $31.0 million increase in revenues was partially due to a $6.7 million increase in amounts received from the federal Universal Service Fund; a $6.5 million increase in revenues due to increased minutes of use; a $7.3 million increase resulting from internal growth in the number of customer access lines; and a $6.5 million increase in the partial recovery of increased operating expenses through revenue pools in which the Company participates with other telephone companies.

     During the first nine months of 1998, operating expenses, exclusive of depreciation and amortization, increased $198.4 million, of which $187.2 million was attributable to the properties acquired in the PTI acquisition. The remainder of the increase in operating expenses was due to increases in general operating expenses.

     Depreciation and amortization increased $117.3 million, of which $108.7 million (which includes $20.7 million of amortization of excess cost of net assets acquired) was attributable to the properties acquired in the PTI acquisition. The remainder of the increase was due to higher levels of plant in service and higher recurring rates or nonrecurring depreciation charges which have been approved for certain subsidiaries.


Wireless Operations and Income From Unconsolidated Cellular Entities

                                                            Nine months
                                                        ended September 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating income - wireless operations               $103,859        65,752
Minority interest                                     (10,264)       (5,140)
Income from unconsolidated cellular entities           25,105        21,750
---------------------------------------------------------------------------
                                                     $118,700        82,362
---------------------------------------------------------------------------

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

Wireless Operations
                                                            Nine months
                                                        ended September 30,
---------------------------------------------------------------------------
                                                        1998          1997
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
  Service revenues                                 $  299,391       216,476
  Equipment sales                                       6,308         3,996
---------------------------------------------------------------------------
                                                      305,699       220,472
---------------------------------------------------------------------------

Operating expenses
  Cost of equipment sold                               11,182        10,373
  System operations                                    44,211        33,946
  General, administrative and customer service         60,435        43,568
  Sales and marketing                                  40,745        37,345
  Depreciation and amortization                        45,267        29,488
---------------------------------------------------------------------------
                                                      201,840       154,720
---------------------------------------------------------------------------

Operating income                                   $  103,859        65,752
===========================================================================

     Wireless operating income increased $38.1 million (58.0%) to $103.9 million in the first nine months of 1998 from $65.8 million in the first nine months of 1997. Wireless operating revenues increased $85.2 million (38.7%) while operating expenses increased $47.1 million (30.5%).

     Of the $82.9 million increase in service revenues, $62.7 million was attributable to acquisitions. The remainder of the increase in cellular service revenues was primarily due to the increase in the number of cellular customers in the Company's incumbent markets. The average number of cellular units in service in majority-owned markets (exclusive of acquisitions) during the first nine months of 1998 and 1997 was 448,000 and 391,000, respectively. Excluding acquisitions, local and toll revenues increased $12.1 million in the first nine months of 1998 and roaming revenues increased $8.2 million.

     The average monthly cellular service revenue per customer (including acquisitions) declined to $57 during the first nine months of 1998 from $62 during the first nine months of 1997 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline
(i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

     System operations expenses increased $10.3 million (30.2%) in the first nine months of 1998 primarily due to $12.5 million of expenses attributable to acquisitions. A $4.4 million decrease in the amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas was substantially offset by a $2.1 million increase in operating expenses due to an increase in the number of cell sites.

     General, administrative and customer service expenses increased $16.9 million (38.7%), of which $9.9 million was attributable to expenses of entities acquired. The remainder of the increase was primarily due to a $4.3 million increase in the provision for doubtful accounts.

     The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.3% for the first nine months of 1998 and 1997.

     Sales and marketing expenses increased $3.4 million in the first nine months of 1998 primarily due to $8.1 million of expenses of entities acquired, a $2.0 million increase in costs incurred in selling products and services in retail locations and a $1.7 million increase in advertising expenses. Such increases were substantially offset by a $7.6 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units added during the first nine months of 1998 compared to the first nine months of 1997. The Company will continue to focus on attracting and retaining higher usage customers.

     Depreciation and amortization increased $15.8 million (53.5%), of which $10.5 million was attributable to acquisitions. The remainder of the increase was due primarily to a higher level of plant in service.

Other Operations
                                                          Nine months
                                                      ended September 30,
-------------------------------------------------------------------------
                                                      1998           1997
-------------------------------------------------------------------------
                                                    (Dollars in thousands)

Operating revenues
   Long distance                                   $ 36,865        26,556
   Call center                                        7,702        12,077
   Competitive access                                     -         2,499
   Other                                             11,249         6,854
-------------------------------------------------------------------------
                                                     55,816        47,986
-------------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses              42,373        41,419
   Depreciation and amortization                      2,505         2,011
-------------------------------------------------------------------------
                                                     44,878        43,430
-------------------------------------------------------------------------

Operating income                                   $ 10,938         4,556
=========================================================================

     Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's competitive access subsidiary (which was sold to Brooks Fiber Properties, Inc. ("Brooks") in May 1997) and the Company's nonregulated long distance and call center operations. The $10.3 million increase in long distance revenues was attributable to the growth in the number of customers; the $4.4 million decrease in call center revenues was primarily due to the loss of two major customers in the fourth quarter of 1997. The increase in other revenues was primarily attributable to the PTI acquisition and the acquisition of two security alarm businesses subsequent to the third quarter of 1997.

     Operating expenses increased due to (i) an increase of $10.4 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $5.9 million of operating expenses applicable to acquisitions. Such increases were substantially offset by decreases in operating expenses because (i) the first nine months of 1997 included $9.2 million of costs applicable to entities sold during 1997, (ii) the amount of intercompany profit with regulated affiliates which, in accordance with regulatory accounting principles, was not eliminated in connection with consolidating the results of operations (which acts to offset operating expenses) increased $4.4 million as a result of the acquisition of PTI and (iii) operating expenses of the Company's call center business decreased $1.5 million primarily due to the loss of two major customers in the fourth quarter of 1997.

Interest Expense

     Interest expense increased $93.2 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to $68.6 million of interest expense on the borrowings used to finance the PTI acquisition and $19.0 million of interest expense applicable to PTI's debt.

Gain on Sale or Exchange of Assets, Net

     In the first nine months of 1998, the Company recorded pre-tax gains aggregating $49.9 million ($30.5 million after-tax; $.33 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks into common stock of WorldCom, Inc. ("WorldCom"), the subsequent sale of 750,000 shares of WorldCom stock, and the sale of minority interests in two non-strategic cellular entities. See Note 7 of Notes to Consolidated Financial Statements for additional information.

     In the first nine months of 1997, the Company sold its competitive access subsidiary to Brooks and recorded a pre-tax gain of $71 million ($46 million after tax; $.50 per diluted share).

Income from Unconsolidated Cellular Entities

     Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $3.4 million (15.4%) primarily due to $5.0 million of earnings of the cellular entities acquired in the PTI acquisition. Such increase was partially offset by a $1.8 million decrease due to the sale of the Company's minority interests in two non-strategic cellular entities during the second quarter of 1998.

Minority Interest

     Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $6.5 million partially due to a $2.0 million increase in expense related to the entities acquired in the PTI acquisition. The remainder of the increase is primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

Income Tax Expense

     Income tax expense increased $33.4 million in the first nine months of 1998 compared to the first nine months of 1997 primarily due to an increase in income before taxes. The effective income tax rate was 41.2% and 36.4% for the nine months ended September 30, 1998 and 1997, respectively. Such increase in the effective income tax rate was primarily due to an increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.


                         LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

     Net cash provided by operating activities was $317.2 million during the first nine months of 1998 compared to $217.5 million during the first nine months of 1997. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

     Net cash used in investing activities was $59.9 million and $139.3 million for the nine months ended September 30, 1998 and 1997, respectively. Payments for property, plant and equipment were $81.3 million more in the first nine months of 1998 than in the comparable period during 1997. Capital expenditures for the nine months ended September 30, 1998 were $142.0 million for telephone, $42.8 million for wireless and $24.2 million for other operations. Proceeds from the sales of assets were $132.3 million in the first nine months of 1998. Cash used in connection with acquisitions was $30.4 million in the first nine months of 1997, most of which was applicable to the acquisition of telephone properties in Wisconsin.

     Net cash used in financing activities was $279.4 million during the first nine months of 1998 compared to $75.3 million during the first nine months of 1997. Net payments of long-term debt were $160.8 million more during the first nine months of 1998 compared to the first nine months of 1997. During the first nine months of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of PTI. In addition, the Company paid approximately $40 million to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

     Revised budgeted capital expenditures for 1998 total $220 million for telephone operations, $65 million for wireless operations and $42 million for corporate and other operations.

     As of September 30, 1998, Century's telephone subsidiaries had available for use $140.9 million of commitments for long-term financing from the Rural Utilities Service and the Company had $519.1 million of undrawn committed bank lines of credit.

     During the first quarter of 1998, the Company entered into definitive agreements to purchase from affiliates of Ameritech the assets of certain local telephone and directory operations in parts of northern and central Wisconsin, in exchange for approximately $225 million cash (subject to adjustments). The Company expects to provide initial financing for this acquisition through its committed credit facilities and ultimately finance this transaction with proceeds from the sale of the Company's Alaska operations. In August 1998, the Company entered into a definitive agreement to sell the stock of its Alaska operations for $415 million cash, subject to various adjustments.

     In April 1998 the Company acquired 32 Local Multipoint Distribution System licenses in the Federal Communications Commission's A and B band auction for an aggregate of $9.7 million. The licenses acquired cover geographic areas with a combined population of approximately 10.6 million. The Company has not finalized capital expenditure or deployment plans for these systems.


                                OTHER MATTERS

Accounting for the Effects of Regulation

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

Year 2000 Readiness Disclosure

     The Year 2000 issue concerns the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. The Company has initiated a Year 2000 Project Plan ("the Plan") to assess whether its systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan is to correct, prior to January 1, 2000, any Year 2000-related problem with critical systems, the failure of which could have a material adverse effect on the Company's operations. The Plan includes steps to (i) identify each critical system element that requires date code remediation, (ii) establish a plan to remediate such systems, (iii) implement all required remediations and (iv) selectively test the remediated systems.

     Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned systems: (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer service systems and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components and cellular billing services. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000-related liability with respect to telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers ("Customer Premises Equipment" or "CPE"). The identification and planning phases of the Plan are materially complete as they relate to Company-owned systems. As they relate to third party vendors, other telecommunications carriers and CPE customers, the identification and planning phases are on-going and are expected to be materially complete by first quarter 1999.

     Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors, other telecommunications carriers, and CPE customers:

     o The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to Company-owned systems are in process and are expected to be completed by mid-year 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

     o With respect to critical services provided by utilities and other third parties, the Company is in the process of contacting all such suppliers and plans to have contacted all such suppliers before the end of 1998. Thus far, a majority of those suppliers contacted have responded that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

      o The Year 2000 compliance status of other telecommunications carriers with which the Company's switching systems interconnect is not yet known. The Company is making inquiries with these carriers to determine their compliance status and expects to obtain the results of compliance tests during first quarter 1999, although there can be no assurance that carriers will supply this information.

     o Finally, the Company is in the process of obtaining Year 2000 compliance information from CPE manufacturers and plans to provide this information to the Company's business customers in early 1999. The Company plans to work with CPE manufacturers to encourage the development of remedies for Year 2000 problems in such equipment and to continue working with its customers to identify Year 2000 problems in Customer Premises Equipment. However, there can be no assurance that CPE manufacturers or customers will cooperate with the Company's efforts to address these problems.


     While the Company currently believes that it will be able to remediate and selectively test Company-owned systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) to timely and accurately process service requests and (iv) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and CPE purchasers and increased expenses associated with Year 2000 litigation, stabilization of operations and executing mitigation and contingency plans.

     Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed during the first quarter of 1999, but their review and development will continue into 1999.

     Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred costs of $2.5 million during the first nine months of 1998 (none of which was related to hardware costs) and anticipates spending an aggregate of approximately $33.8 million during the remainder of 1998 and 1999 (which includes $20.9 million of hardware costs.) These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.

Regulatory Issues

     In September 1998, the Federal Communications Commission ("FCC") initiated a proceeding to represcribe the authorized rate of return for interstate access services provided by local exchange carriers ("LECs"). The FCC periodically represcribes this rate of return to ensure that the service rates filed by incumbent LECs subject to rate of return regulation continue to be just and reasonable. Responses to the FCC regarding the represcription proceeding are due December 3, 1998. It is uncertain whether or by how much the FCC may lower the authorized rate of return.


                          PART II. OTHER INFORMATION

                     CENTURY TELEPHONE ENTERPRISES, INC.


Item 5.        Other Information
------         -----------------

      Recently the Company discovered that the trustee of its 401(k) plan has inadvertently over the past several years sold shares of the Company's common stock to plan participants in amounts that substantially exceed the number of shares registered for sale under the Company's 1992 registration statement for such plan filed under the Securities Act of 1933, as amended. The Company is currently evaluating the number of unregistered shares sold, what remedial steps, if any, that it may take, and whether any of the Company's other plans have made any similar unregistered sales.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

      A.   Exhibits
           --------

           3(ii)  Registrant's Bylaws, as amended through October 7, 1998.

           10.1 Purchase Agreement by and among ALEC Acquisition Corporation, CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc., dated August 14, 1998.

                  Pursuant to the regulations of the Securities and Exchange Commission, all schedules and exhibits to the foregoing agreement have been intentionally omitted from this report. The foregoing agreement contains a complete listing of all schedules and exhibits. The registrant agrees to furnish supplementary a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.


           10.2 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago.

           11     Computations of Earnings Per Share.

           27.1 Financial Data Schedule as of and for the nine months ended September 30, 1998.

           27.2 Restated Financial Data Schedule as of and for the nine months ended September 30, 1997.

      B.   Reports on Form 8-K
           -------------------

           There were no reports on Form 8-K filed during the quarter ended September 30, 1998.


                                  SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CENTURY TELEPHONE ENTERPRISES, INC.



Date: November 12, 1998                 /s/ R. Stewart Ewing
                                        --------------------------------
                                            R. Stewart Ewing
                                            Senior Vice President and
                                            Chief Financial Officer