Form 10-K
period 1998-12-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1999-03-16
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 1999, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $3.7 billion. As of February 28, 1999, there were 92,357,172 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 1999 annual meeting of shareholders are incorporated in Part III of this Report.


                                     PART I

Item 1.  Business

    General. Century Telephone Enterprises, Inc. ("Century"), which operates under the tradename of CenturyTel, is a regional diversified communications company engaged primarily in providing local exchange telephone services and cellular telephone services. For the year ended December 31, 1998, local exchange telephone operations and cellular operations provided 69% and 26%, respectively, of the consolidated revenues of Century and its subsidiaries (the "Company"). All of the Company's telephone and cellular operations are conducted within the continental United States and Alaska.

    At December 31, 1998, the Company's local exchange telephone subsidiaries operated over 1.3 million telephone access lines, primarily in rural, suburban and small urban areas in 21 states, with the largest customer bases located in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. According to published sources, the Company is the ninth largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

    At December 31, 1998, the Company's majority-owned and operated cellular systems served approximately 624,000 customers in 21 Metropolitan Statistical Areas ("MSAs") in Michigan, Louisiana, Arkansas, Mississippi, Wisconsin and Texas, and 23 Rural Service Areas ("RSAs"), most of which are in Michigan, Mississippi, Wisconsin, Louisiana and Arkansas. The Company's ownership interest in these operated markets represented approximately 8.1 million pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof). At December 31, 1998, the Company also owned minority equity interests in 10 MSAs and 17 RSAs, representing approximately 1.9 million pops. Of the Company's 10.1 million aggregate pops, approximately 67% are attributable to the Company's MSA interests, with the balance attributable to its RSA interests. All of the cellular systems operated by the Company are operated under wireline licenses, except for five MSAs and four RSAs which are operated under non-wireline licenses. According to data derived from published sources, the Company is the tenth largest cellular telephone company in the United States based on the Company's 10.1 million pops. For more information , see "Cellular Operations."

    The Company also provides long distance, call center, security monitoring, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. For more information, see "Other Operations."

    Recent acquisitions and dispositions. On December 1, 1998, the Company acquired the assets of certain of Ameritech's telephone operations and related telephone directories in 19 telephone exchanges covering 21 communities in northern and central Wisconsin for approximately $221 million cash. The operations acquired by the Company include the telephone property and equipment that serves nearly 69,000 customers, or approximately 86,000 access lines, as well as the nine related telephone directories.

    On December 1, 1997, the Company acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash. As a result of the PTI acquisition, the Company acquired (i) over 660,000 telephone access lines in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular customers in ten markets located in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets. In May 1998, the Company sold PTI's undersea cable operations for approximately $61.8 million cash.

    During late 1997 and early 1998, the Company acquired two security alarm businesses that provide services to approximately 6,000 customers in north central Louisiana, southern Arkansas and northwestern Mississippi.

    In December 1997 the Company acquired an additional 76% interest in Wisconsin RSA 8, which is adjacent to the Company's existing cellular operations in southwestern Wisconsin.

    During 1997 the Company exchanged its 89% interest in its competitive access subsidiary for approximately 4.3 million shares of publicly traded common stock. Approximately 3.8 million shares of such stock were sold in November 1997 for $203 million and the remaining shares were converted into approximately 1.0 million shares of MCIWorldCom, Inc. ("WorldCom") in early 1998. In the second quarter of 1998, the Company sold 750,000 shares of WorldCom common stock for $35.6 million. In January 1999, the Company sold its remaining shares of WorldCom stock for $20.1 million.

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

   In August 1998 the Company entered into a definitive agreement to sell the stock of the entities conducting the Company's Alaska operations to ALEC Acquisition Corporation for $415 million cash, subject to various adjustments. Proceeds from this transaction will be used to reduce debt. The Alaska transaction is anticipated to close in the second quarter of 1999, subject to regulatory approvals and various closing conditions. The transaction is also subject to the buyer's receipt of financing pursuant to its existing debt and equity financing commitments.

   In January 1999 the Company signed definitive asset purchase agreements to sell all of the operations of the Brownsville and McAllen, Texas, cellular markets to Western Wireless Corporation for $95 million cash, subject to various adjustments. The Company, which is the majority owner in these markets, will receive a proportionate share of the sale proceeds of approximately $39 million after-tax. The transaction is expected to close in the second quarter of 1999, subject to regulatory approvals, the satisfactory completion of buyer's due diligence and various other closing conditions.

    Over the past several years, the Company has expanded its operations through an ongoing program of acquisitions. Substantial acquisitions during the last five years also include the 1994 acquisition of Celutel, Inc. (over 1.1 million pops). The Company continually evaluates the possibility of acquiring additional telecommunications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. Over the past few years, the number and size of communications properties on the market has increased substantially. Recently, two large communications companies announced their intent to sell up to 1.6 million primarily rural access lines. Although the Company's primary focus will continue to be on acquiring telephone and wireless interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired.

    Other. As of December 31, 1998, the Company had approximately 5,800 employees, approximately 1,000 of whom were members of seven different bargaining units represented by the International Brotherhood of Electrical Workers, Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

    In mid-1998, the Company adopted the tradename "CenturyTel" as part of its branding strategy to operate under a single name. The Company currently markets its telephone, cellular, long distance, Internet access and most of its other services under the CenturyTel tradename. Century proposes to formally change its corporate name to CenturyTel, Inc. at its 1999 annual shareholders meeting scheduled for May 6, 1999.

    Century was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Century's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.

                              TELEPHONE OPERATIONS

    According to published sources, the Company is the ninth largest local exchange telephone company in the United States, based on the more than 1.3 million access lines it served at December 31, 1998. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominately rural, suburban and small urban markets in 21 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 1998 and 1997.


                   December 31, 1998              December 31, 1997
-------------------------------------------------------------------------
                Number of     Percent of       Number of      Percent of
  State       access lines   access lines     access lines   access lines
-------------------------------------------------------------------------

Wisconsin        340,895         25%            245,091         20%
Washington       175,508         13             166,611         14
Alaska           131,858         10             124,869         10
Michigan         108,769          8             104,440          9
Louisiana         97,676          7              94,432          8
Colorado          86,249          7              81,206          7
Ohio              80,400          6              77,987          7
Oregon            75,392          6              71,544          6
Montana           60,657          5              57,390          5
Texas             44,822          3              41,852          4
Arkansas          43,778          3              42,193          4
Minnesota         29,708          2              29,029          2
Tennessee         25,609          2              24,578          2
Mississippi       19,648          2              17,839          2
Idaho              5,881          1               5,746          -
New Mexico         5,770          -               5,559          -
Indiana            5,136          -               4,975          -
Wyoming            4,663          -               4,447          -
Iowa               1,938          -               1,801          -
Arizona            1,780          -               1,624          -
Nevada               430          -                 437          -
------------------------------------------------------------------------
               1,346,567        100%          1,203,650        100%
========================================================================

    As indicated in the following table, the Company has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the acquisition of PTI and other telephone properties and to the expansion of services:

                                 Year ended or as of December 31,
------------------------------------------------------------------------
                          1998       1997      1996      1995      1994
------------------------------------------------------------------------
                                      (Dollars in thousands)


Access lines          1,346,567  1,203,650   503,562   480,757   454,963
  % Residential              74%        74        77        78        79
  % Business                 26%        26        23        22        21
Operating revenues   $1,091,610    530,597   451,538   419,242   391,265
Capital expenditures $  233,190    115,854   110,147   136,006   152,336
------------------------------------------------------------------------

    Future growth in telephone operations is expected to be derived from (i) acquiring additional telephone properties, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

Services

    The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                  1998        1997        1996
----------------------------------------------------------------

Local service                     30.4%       27.8        26.9
Network access                    57.7        60.2        61.2
Other                             11.9        12.0        11.9
----------------------------------------------------------------
                                 100.0%      100.0       100.0
================================================================

    Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Internal access line growth during 1998, 1997 and 1996 was 4.7%, 4.4% and 4.3%, respectively. The Company believes that access line growth in the future should benefit from population growth in its service areas, acquisitions and increases in the number of households maintaining more than one access line. The Company markets local Internet access in 396 communities in 12 states, which the Company believes has led to an increase in orders for second lines.

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

    The installation of digital switches and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines. In 1998 the Company continued to expand its list of premium services (such as voice mail and Internet access) offered in certain service areas and aggressively marketed these services.

    The Company is installing fiber optic cable in certain of its high traffic routes and provides alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 1998, the Company's telephone subsidiaries had over 8,350 miles of fiber optic cable in use.

    Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies, (iii) participating in the publication of local directories and (iv) providing Internet access. At the end of 1998, the Company offered Internet access in telephone markets representing 60% of its access lines. Certain large communications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which may result in future reductions of the Company's billing and collection revenues.

    For further information on the regulation of the Company's revenues,see "-Regulation and Competition."

Federal Financing Programs

    Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 5.71% to 5.96% for the fiscal year ended September 30, 1998), and in some cases makes loans concurrently with RUS loans. Most of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries which have borrowed from government agencies generally may not loan or advance any funds to Century, but may pay dividends if certain financial covenants are met.

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

    In recent years, state legislatures and regulatory commissions having jurisdiction over the Company's telephone subsidiaries in most of the states in which the Company has substantial operations have either begun to reduce the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Louisiana and several other of these states have passed legislation which permit LECs to opt out of rate of return regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish service rates in exchange for agreeing not to charge rates in excess of specified caps. The Company continues to explore its options in these states. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. Coincident with these efforts, legislative, regulatory and technological changes have introduced competition into the local exchange industry. See "-Developments Affecting Competition."

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

    During 1995 the Louisiana Public Service Commission ("LPSC") adopted a new regulatory plan for independent telephone companies in Louisiana that incrementally reduced the Company's access revenues between 1996 and 1998. In 1997 the LPSC adopted a Consumer Price Protection Plan (the "Louisiana Plan"), effective July 1997, which impacts all of the Company's LECs operating in Louisiana. The new form of regulation will focus on price and quality of service. Under the Louisiana Plan, the Company's Louisiana LECs' local rates were frozen for a period of three years and access rates were frozen for a period of two years. Although the Louisiana Plan has no specified term, the LPSC is required to review it by mid-2000. The Company's Louisiana LECs have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impair its financial health.

    The Company's telephone operations in Wisconsin that were acquired in the December 1997 acquisition of PTI have been regulated under an alternative regulation plan (the "Wisconsin Plan") since June 1996. The Wisconsin Plan has a five-year term and includes a provision that allows the Company's subsidiary covered by such plan to freely adjust rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. The Wisconsin Plan also includes initiatives designed to promote competition. In early 1999, another of the Company's Wisconsin LECs filed a request with the Wisconsin Public Service Commission to be regulated under an alternative regulation plan.

    The Michigan Public Service Commission regulates the Company's Michigan telephone subsidiaries pursuant to the parameters established by the Michigan Telecommunications Act of 1995 ("MTA"). The MTA restructured regulation to focus on price and quality of service as opposed to traditional rate of return regulation. The MTA relies more on existing federal and state law regarding antitrust consumer protection and fair trade to provide safeguards for competition and consumers.

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

    Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies ("RBOCs") and GTE Corporation. All other LECs may elect to be subject to price-cap regulation. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the optional incentive regulatory plan, but will continue to evaluate its options on a periodic basis. Either election, if made by the Company, would have to be applicable to all of the Company's telephone subsidiaries. The authorized interstate access rate of return for the Company's telephone subsidiaries is currently 11.25%, which is the authorized rate established by the FCC for LECs not governed by price-cap regulation or the optional incentive regulatory plan.

    In September 1998, the FCC initiated a proceeding to represcribe the authorized rate of return for interstate access services provided by LECs. The FCC periodically represcribes this rate of return to ensure that the service rates filed by incumbent LECs subject to rate of return regulation continue to be just and reasonable. It is uncertain whether or by how much the FCC may lower the authorized rate of return.

    In an access charge reform order adopted in May 1997, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the 1996 Act. Such changes are primarily applicable to price-cap companies. The Company's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. In July 1998, the FCC issued a Notice of Proposed Rulemaking to amend the access charge rules for rate of return companies in a manner similar to that adopted for price cap companies, subject to reviewing whether differences exist between price cap companies and rate of return companies that would require different rules in order to achieve the goal of fostering an efficient, competitive marketplace. Comments were filed with the FCC in August 1998; the FCC has not yet issued a final ruling on this matter.

    In 1998 the FCC created a federal-state joint board to review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions.

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

    The 1996 Act authorized the establishment of new federal and state universal service funds to provide continued support to eligible telecommunications carriers. In May 1997 the FCC adopted an order on universal service, as mandated by the 1996 Act. In the order, the FCC ruled that rural telephone companies which are designated eligible telecommunications carriers will continue to receive universal service funding. Each of the Company's LECs has been so designated by its respective state regulatory agency. As a result, the Company's LECs will continue to receive payments under the federal support mechanisms currently in effect until the FCC adopts funding support mechanisms based on forward-looking economic costs, which it is required to do, but no earlier than January 2001. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material. During 1998 and 1997 the Company's telephone subsidiaries received $127.6 million and $65.4 million, respectively, from the federal Universal Service Fund.

    As part of its universal service order, the FCC also established a new program to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries, commencing January 1998. In addition, the FCC established a $400 million annual fund to provide discounted telecommunications services for rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The FCC has stated that local exchange telephone companies will recover their funding contributions in their rates for interstate services. The Company's contribution by its cellular and long distance operations for 1998, which was passed on to its customers, was approximately $3.1 million.

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

    Developments affecting competition. The communications industry is currently undergoing fundamental changes which may have a significant impact on the future operations and financial performance of all communications companies. Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in each sector of the telephone industry, including, most recently, the local exchange sector. As a result, the number of companies offering competitive services has increased substantially.

    As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide
"unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Although the 1996 Act provides certain exemptions for rural LECs such as those operated by the
Company, the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions placed the burden of proving the continuing availability of these exemptions on rural LECs. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Although substantial portions of the FCC's August 1996 interconnection order have survived judicial challenge, the FCC has neither completed its interconnection rulemaking nor issued rules on universal service or access reform. Management believes that competition in its telephone service areas will ultimately increase as a result of the 1996 Act, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts final and nonappealable implementing regulations.

    Substantially all of the 21 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business. Largely as a result of these steps and the 1996 Act, several competitive access providers originally organized to provide redundancy or access services have begun, during the past several years, to provide competitive local exchange services, principally in urban areas. Moreover, several well-capitalized long distance, cable television, wireless and electric utility companies, along with several start-up companies, have also begun to provide competitive local exchange services or announced their intention to do so, and this trend is expected to continue. Currently the Company is subject to a limited number of agreements permitting competitors in Wisconsin to purchase from the Company unbundled network elements or wholesale services, and the Company is aware of only a few other companies that have requested authorization to provide local exchange service in the Company's service areas. Over time, however, the Company anticipates that several more companies will request authorization to provide competitive services, especially in its operating areas located near larger urban areas.

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

    Historically, cellular telephone services have complemented traditional LEC services. However, the Company anticipates that existing and emerging wireless technologies will increasingly compete with LEC services. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local-multipoint-distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Wireless Operations - Regulation and Competition."

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

    The Company anticipates that the traditional operations of LECs will be increasingly impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of long distance companies, competitive local exchange providers, wireless companies, cable television companies and others to provide competitive LEC services. Competition relating to services traditionally provided solely by LECs is expected to initially affect large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

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

                               CELLULAR OPERATIONS

    At December 31, 1998, the Company's cellular holdings represented approximately 10.1 million pops, of which 67% were applicable to MSAs and 33% were RSA pops. According to data derived from published sources, the Company is the tenth largest cellular telephone company in the United States based on the Company's 10.1 million pops.

Cellular Industry

    The cellular telephone industry has been in existence for approximately 15 years in the United States. The industry has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, at September 1998 there were estimated to be over 51 million cellular customers across the United States.

    Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more secure. Providers of certain services competitive with cellular have incorporated digital technology into their operations. In recent years most major cellular carriers have installed digital cellular voice transmission facilities in certain of their systems, principally in larger markets. Digital service is now available in 95% of the Company's MSA markets and the Company plans to expand the marketing of such service during 1999. See "-Regulation and Competition-Developments Affecting Wireless Competition."

Construction and Maintenance

    The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems have been operational for several years, the Company has continued to add cell sites to increase coverage, provide additional capacity, and improve the quality of these systems. In 1998 the Company completed construction of 57 cell sites in markets operated by the Company. At December 31, 1998, the Company operated 615 cell sites in its majority-owned markets.

    During the last few years the Company upgraded certain portions of its cellular systems to be capable of providing digital service. Such service became operational in certain markets during 1996 and 1997 using the TDMA digital standard and the Company continued to install digital voice transmission facilities in other markets in 1998. See "-Regulation and Competition-Developments Affecting Wireless Competition." Capital expenditures related to majority-owned and operated cellular systems totaled approximately $49.5 million in 1998. Such capital expenditures for 1999 are anticipated to be approximately $70 million.

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

    Another component of the Company's strategy for cellular operations includes capturing revenues from roaming service. Roaming service revenues are derived from calls made in one cellular service area by subscribers from other service areas. Roaming service is made possible by technical standards requiring that cellular telephones be functionally compatible with the cellular systems in all United States market areas. In exchange for providing roaming service to customers of other cellular carriers, the Company charges premium rates to most of these other carriers, who then frequently pass on some or all of these premium rates to their own customers. The Company's Michigan cellular properties include a significant portion of the interstate highway corridor between Chicago and Detroit. Its Louisiana properties include an east-west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area. Its Mississippi properties include two east-west interstate highways and two north-south interstate highways. See "-Services, Customers and System Usage."

Marketing

    The Company markets its cellular services through several distribution channels, including its direct sales force, retail outlets owned by the Company and independent agents. All sales employees and certain independent agents solicit cellular customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions. The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

    The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or an incentive payment to a direct sales employee. In addition, the Company discounts the cost of cellular telephone equipment, and periodically runs promotions which waive certain fees or provide some amount of free service to new subscribers. The average cost of acquiring each new customer ($268 in 1998) remains one of the larger expenses in conducting the Company's cellular operations. In recent years, the Company has sought to lower this average cost by focusing more on its direct distribution channels. The Company opened its first retail outlet in 1994, and currently operates 59 such outlets. During 1998, approximately 58% of new cellular customers were added through direct distribution channels, up from 37% during 1996.

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

    Cellular customers come from a wide range of occupations and typically include a large proportion of individuals who work outside of their office. In recent years, the individual consumer market has generated a majority of new customer additions. The Company's average monthly cellular service revenue per customer declined to $57 in 1998 from $61 in 1997 and $63 in 1996. Such average revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. See "-Regulation and Competition."

    Most cellular systems allow a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering virtually all markets in the United States; such agreements offer the Company's customers the opportunity to roam in these markets. Also, a customer of a participating non-Company system traveling in a market operated by the Company where this arrangement is in effect is able to automatically make calls on the Company's system. The charge to a non-Company customer for this service is typically at premium rates, and is billed by the Company to the customer's service provider, which then bills the customer. In most instances, based on competitive factors and financial considerations, the Company charges an amount to its customers that is equal to or lower than the amount actually charged by the cellular carrier providing the roaming service. The Company anticipates that competitive factors and industry consolidation may place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

    Roamer fraud, a cellular industry problem, occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. The Company and the industry have implemented extensive fraud control processes in an attempt to minimize roamer fraud.

    Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A significant portion of the churn in the Company's markets is due to the Company disconnecting service to cellular customers for nonpayment of their bills. In addition, the Company faces substantial competition from the other wireless providers, including PCS providers. The Company's average monthly churn rate in its majority-owned and operated markets was 2.23% in 1998 and 2.31% in 1997. The Company is attempting to lower its churn rate by increasing its proactive customer service efforts and through the implementation of additional customer retention programs.

    During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to holiday season sales.

    The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                         Year ended or at December 31,
-------------------------------------------------------------------------------
                                               1998          1997         1996
-------------------------------------------------------------------------------

Majority-owned and operated MSA and
 RSA systems (Note 1):
   Cellular systems operated                      44            44           34
   Cell sites                                    615           558          354
   Population of systems operated(Note 2)  9,026,150     9,008,219    7,097,568
   Customers (Note 3):
      At beginning of period                 569,983       368,233      290,075
      Gross units added internally           214,596       193,623      165,377
      Net effect of property
       acquisitions/dispositions                   -       123,600        4,850
      Disconnects                            160,460       115,473       92,069
      At end of period                       624,119       569,983      368,233
   Market penetration at end of
    period (Note 4)                              6.9%          6.3          5.2
   Churn rate (Note 5)                          2.23%         2.31         2.37

Average monthly cellular service
 revenue per customer                    $        57            61           63
Construction expenditures (in thousands) $    49,538        39,102       83,679
All operated MSA and RSA systems (Note 6):
   Cellular systems operated                      51            50           38
   Cell sites                                    729           656          413
   Population of systems
    operated (Note 2)                     10,312,145    10,124,759    7,946,442
   Customers at end of period (Note 7)       689,181       632,446      407,400
   Market penetration at end
    of period (Note 8)                           6.7%          6.2          5.1
   Churn rate (Note 5)                          2.34%         2.33         2.32
-------------------------------------------------------------------------------

Notes:

1. Represents the number of systems in which the Company owned at least a 50% interest. The revenues and expenses of these cellular markets, all of which are operated by the Company, are included in the Company's consolidated operating revenues and operating expenses.
2. Based on independent third-party population estimates for each respective year.
3. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 1.
4. Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 1.
5. Represents the average percentage of customers that are disconnected on a monthly basis.
6. Represents the total number of systems that the Company operated, including systems in which it does not own a majority interest.
7. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 6.
8 Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 6.

The Company's Cellular Interests

   The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 1998:

                                                      The        Other
                            1998                   Company's    cellular
                         population    Ownership    pops at     operator
                          (Note 1)     percentage   12/31/98    (Note 2)
--------------------------------------------------------------------------------

Majority-owned and
operated MSAs
-------------------
Pine Bluff, AR                81,588     100.00%     81,588    SBC
Texarkana, AR/TX             137,764      89.00     122,610    AT&T
Alexandria, LA               143,311     100.00     143,311    Centennial
Monroe, LA                   147,570      87.00     128,386    AT&T
Shreveport, LA               379,370      87.00     330,052    AT&T
Battle Creek, MI             195,400      97.00     189,538    Centennial
Benton Harbor, MI            161,753      97.00     156,900    Centennial
Grand Rapids, MI             770,152      97.00     747,047    AirTouch
Jackson, MI                  156,316      97.00     151,627    Centennial
Kalamazoo, MI                308,144      97.00     298,900    Centennial
Lansing-E. Lansing, MI       512,390      97.00     497,018    AirTouch
Muskegon, MI                 191,712      97.00     185,961    AirTouch
Saginaw-Bay City-
  Midland, MI                404,426      91.70     370,859    AirTouch
Biloxi-Gulfport, MS (Note 4) 232,431      96.45     224,182    Cellular South
Jackson, MS  (Note 4)        426,583      89.58     382,130    MCTA
Pascagoula, MS   (Note 4)    130,979      89.22     116,862    Cellular South
Brownsville-
  Harlingen, TX  (Note 4)    329,824      78.74     259,700    SBC
McAllen-Edinburg-
  Mission, TX  (Note 4)      525,734      69.50     365,372    SBC
Appleton-Oshkosh-
  Neenah, WI                 500,164      98.85     494,401    U.S. Cellular
Eau Claire, WI               143,664      55.50      79,734    American Cellular
LaCrosse, WI                 102,768      95.00      97,630    U. S. Cellular
-----------------------------------------------------------
                           5,982,043              5,423,808
-----------------------------------------------------------

Minority-owned MSAs (Note 3)
---------------------------
Little Rock, AR              555,272      36.00%    199,898
Lafayette, LA                262,964      49.00     128,852
Detroit, MI                4,761,992       3.20     152,289
Flint, MI                    511,788       3.20      16,367
Rochester, MN                113,844       2.93       3,336
Austin, TX                 1,016,912      35.00     355,919
Dallas-Ft. Worth, TX       4,630,120       0.50      23,151
Sherman-Denison, TX          102,618       0.50         513
Madison, WI                  702,398       9.78      68,688
Milwaukee, WI              1,972,973      17.96     354,405
-----------------------------------------------------------
                          14,630,881              1,303,418
-----------------------------------------------------------
    Total MSAs            20,612,924              6,727,226
-----------------------------------------------------------

Operated RSAs
-------------
Alaska 1 (Note 4)             85,056     100.00%     85,056    Mactel
Alaska 3                      74,712     100.00      74,712    Mercury
Arkansas 2                    87,646      82.00      71,870    SBC
Arkansas 3                   103,724      82.00      85,054    SBC
Arkansas 11                   66,228      89.00      58,943    SBC
Arkansas 12                  185,325      80.00     148,260    SBC
Louisiana 1                  112,083      87.00      97,512    AT&T
Louisiana 2                  115,624      87.00     100,593    AT&T
Louisiana 3 B2                96,231      87.00      83,721    Centennial
Louisiana 4                   72,615     100.00      72,615    Centennial
Michigan 1                   196,408     100.00     196,408    American Cellular
Michigan 2                   113,772     100.00     113,772    RFB
Michigan 3                   164,586      42.84      70,509    Unitel
Michigan 4                   135,657     100.00     135,657    RFB
Michigan 5                   161,584      42.84      69,223    Unitel
Michigan 6                   142,356      98.00     139,509    Centennial
Michigan 7                   244,148      56.07     136,895    Centennial
Michigan 8                   101,746      97.00      98,694    Allegan Cellular
Michigan 9                   301,227      43.38     130,672    Centennial
Mississippi 2  (Note 4)      249,231     100.00     249,231    Bell South
                                                                Mobility
Mississippi 5                159,176          -           -
Mississippi 6  (Note 4)      183,177     100.00     183,177    Cellular South
Mississippi 7  (Note 4)      181,661     100.00     181,661    MCTA
Texas 7 B6                    58,013      89.00      51,632    AT&T
Wisconsin 1                  112,351      42.21      47,421    American Cellular
Wisconsin 2                   86,024      99.00      85,164    American Cellular
Wisconsin 5                   95,903          -           -    American Cellular
Wisconsin 6                  116,145      57.14      66,369    U.S. Cellular
Wisconsin 7                  291,168      22.70      66,100    U.S. Cellular
Wisconsin 8                  236,525      84.00     198,681    U.S. Cellular
-----------------------------------------------------------
                           4,330,102              3,099,111
-----------------------------------------------------------

Non-operated RSAs (Note 3)
--------------------------
Michigan 10                  137,398      26.00      35,723
Minnesota 7                  172,206       2.93       5,046
Minnesota 8                   67,467       2.93       1,977
Minnesota 9                  134,073       2.93       3,928
Minnesota 10                 230,077       2.93       6,741
Minnesota 11                 205,949       2.93       6,034
Texas 16                     334,056       9.60      32,069
Washington 5                  60,311       8.47       5,109
Washington 8                 137,237       7.36      10,095
Wisconsin 3                  142,332      42.86      61,000
Wisconsin 4                  119,763      25.00      29,941
Wisconsin 10                 129,404      22.50      29,116
-----------------------------------------------------------
                           1,870,273                226,779
-----------------------------------------------------------
   Total RSAs              6,200,375              3,325,890
-----------------------------------------------------------
                          26,813,299             10,053,116
-----------------------------------------------------------

Notes:

1. Based on 1998 independent third-party population estimates.
2. Information provided to the best of the Company's knowledge. There is also at least one PCS competitor in each of the operated MSAs and certain of the operated RSAs.
3. Markets not operated by the Company.
4. Represents a non-wireline interest.

   For information on certain cellular properties that the Company has agreed to sell, see "-Recent acquisitions and dispositions" above.

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

Revenue

    The following table reflects the major revenue categories for the Company's wireless operations as a percentage of wireless operating revenues in 1998, 1997 and 1996.

                                                1998        1997        1996
----------------------------------------------------------------------------

Cellular access fees and toll revenues          74.2%       78.2        79.7
Cellular roaming                                23.6        20.0        18.6
Equipment sales                                  2.2         1.8         1.7
----------------------------------------------------------------------------
                                               100.0%      100.0       100.0
============================================================================

    For further information on these revenue categories, see
"-Services, Customers and System Usage."

Regulation and Competition

    As discussed below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction, operation, interconnection arrangements, sale and acquisition of cellular telephone systems.

    Competition between providers of wireless communications service in each market is conducted principally on the basis of price, services and enhancements offered, the technical quality and coverage of the system, and the quality and responsiveness of customer service. As discussed below, competition has intensified in recent years in a substantial number of the Company's markets. Under applicable law, the Company is required to permit the reselling of its services. In certain larger markets and in certain market segments, competition from resellers may be significant. There is also substantial competition for sales agents. Certain of the Company's competitors have substantially greater assets and resources than the Company.

    Cellular licensing process. The term "MSA" means a Metropolitan Statistical Area for which the FCC has granted a cellular operating license. The term "RSA" means a Rural Service Area for which the FCC has granted a cellular operating license. During the 1980's and early 1990's, the FCC awarded two 10-year licenses to provide cellular service in each MSA and RSA market. Initially, one license was reserved for companies offering local telephone service in the market (the wireline carrier) and one license was available for firms unaffiliated with the local telephone company (the non-wireline carrier). Since mid-1986, the FCC has permitted telephone companies or their affiliates to acquire control of non-wireline licenses in markets in which they do not hold interests in the wireline license. The FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations. The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991. Thus far, the Company has received 10-year extensions of all of its licenses that have become subject to renewal since their original grant dates.

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

    Developments affecting wireless competition. Competition in the wireless communications industry has increased due to continued and rapid technological advances in the communications field, coupled with legislative and regulatory changes.

    Several recent FCC initiatives over the past several years have resulted in the allocation of additional radio spectrum or the issuance of licenses for emerging mobile communications technologies that are competitive with the Company's cellular and telephone operations, including personal communication services ("PCS"). Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to 1990 MHz radio frequency band using microcells and high-capacity digital technology. In 1996 and early 1997 the FCC auctioned up to six PCS licenses per market. Two 30MHz frequency blocks were awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30MHz and three 10MHz frequency blocks were awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs").

    PCS technology permits PCS operators to offer wireless voice, data, image and multimedia services. The largest PCS providers commenced initial operations in late 1996 and since then have aggressively expanded their operations. These providers have initially focused on larger markets, and have generally marketed PCS as being a competitive service to cellular. Many of these companies have aggressively competed for customers on the basis of price, which has placed downward pressure on cellular prices. There is at least one PCS competitor in each of the Company's operated MSAs and certain of its operated RSAs.

    In addition to PCS, users and potential users of cellular systems may find their communication needs satisfied by other current and developing technologies. Several years ago the FCC authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems into digital networks that operate in a manner similar to cellular systems. Such systems are commonly referred to as enhanced specialized mobile radio service ("ESMR") systems. The Company believes that ESMR systems are operating in a few of its cellular markets. One well-established ESMR provider has constructed a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services that have the technical capability to handle wireless telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. Paging or beeper services that feature text message and data display as well as tones may be adequate for potential subscribers who do not need to converse directly with the caller. Mobile satellite systems, in which transmissions are between mobile units and satellites, may ultimately be successful in obtaining market share from cellular systems that communicate directly to land-based stations.

    In recent years, several large cellular providers have merged with other companies or formed joint ventures. Several of these joint ventures pooled their resources to develop extensive PCS systems. Many current or potential competitors of the Company have substantially greater financial and marketing resources than the Company.

    Although it is uncertain how PCS, SMR, ESMR, mobile satellites and other emerging technologies will ultimately affect the Company, the Company anticipates that it will continue to face increased competition in its operating markets. However, management believes that providing digital services and applying new microcellular technologies will permit its cellular systems to provide services comparable with the emerging technologies described above, although no assurances can be given that this will happen or that future technological advances or legislative or regulatory changes will not create additional sources of competition.

                                OTHER OPERATIONS

    The Company provides long distance, call center, security monitoring, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. The results of these operations, which accounted for 4.9% and 3.2%, respectively, of the Company's consolidated revenues and operating income during 1998, are reflected for financial reporting purposes in the "Other operations" section in operating income.

    Long distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 1998, the Company provided long distance services to approximately 227,000 customers. Approximately 65% of the Company's long distance revenues are derived from service provided to residential customers. Although the Company owns and operates long distance switches in LaCrosse, Wisconsin and San Marcos, Texas, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

    Call center. The Company provides certain operator services for retail and wholesale markets. The retail market consists primarily of the hospitality and payphone industries. The wholesale market consists of other independent telephone companies and interexchange carriers.

    PCS. In early 1997 the Company was awarded 12 PCS licenses, 11 of which are in Michigan, in connection with the FCC's auctions of 10MHz PCS licenses. The licenses cover areas with a population of approximately 4.0 million. As a result of the PTI acquisition, the Company acquired PCS licenses that cover areas with a population of approximately 4.1 million. In 1998, the Company began marketing PCS service in select Michigan markets as a fixed wireless local loop alternative to the LEC's service in these markets. Approximately $15 million of the Company's 1999 capital expenditure budget is for development of the Company's PCS networks.

    Security monitoring. The Company offers 24-hour burglary and fire monitoring services to approximately 6,000 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio. The Company plans to expand the availability of this service to more of its markets in 1999.

    Other. The Company, through one or more of its subsidiaries, provides audiotext services; printing, database management and direct mail services; and cable television services. In connection with its long-range plans to sell capacity to other carriers in or near certain of its select markets, the Company is currently constructing a $20 million 650-to 700-mile fiber optic ring connecting several communities in southern and central Michigan. The Company also holds minority equity investments in certain communications companies, and is in the process of developing deployment plans for 32 Local Multipoint Distribution System licenses acquired by the Company in 1998.

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


                           FORWARD-LOOKING STATEMENTS

    This report on Form 10-K and other documents filed by the Company under the federal securities laws include, and future oral or written statements of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, financing sources, pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are inherently speculative and are based upon several assumptions concerning future events, many of which are outside of the Company's control. The Company's forward-looking statements, and the assumptions upon which such statements are based, are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

    o the effects of ongoing deregulation in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation
(i) greater than anticipated interconnection requests or competition in the Company's predominately rural local exchange telephone markets resulting therefrom, (ii) greater than anticipated reductions in revenues received from the Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets,
(iii) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms and (iv) future regulatory actions taken in response to the 1996 Act.

    o the effects of greater than anticipated competition from PCS, SMR, ESMR, satellite or other wireless companies, including without limitation competition requiring new pricing or marketing strategies or new product offerings, and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

    o possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for traditional or premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, and (iii) reduced demand for the Company's access or billing and collection services.

    o the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to
(i) expand successfully its long distance and Internet offerings to new markets (including those acquired in December 1997 in the PTI acquisition or to be acquired in connection with future acquisitions), (ii) offer bundled service packages on terms attractive to its customers, (iii) offer digital cellular service and (iv) successfully initiate PCS and data services in its targeted markets.

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

    o the Company's ability to effectively manage its growth, including without limitation the Company's ability to (i) integrate newly-acquired operations into the Company's operations, (ii) attract and retain technological and other key personnel to work at the Company's Monroe, Louisiana headquarters or regional offices, (iii) achieve projected economies of scale and cost savings, (iv) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses and (v) implement necessary internal controls.

    o the success and expense of the remediation efforts of the Company and its vendors in achieving year 2000 compliance (as discussed in greater detail in Item 7 of this report).

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

    o the effects of more general factors, including without limitation:

      .  changes in general industry and market conditions and growth rates
      . changes in interest rates or other general national, regional or local economic conditions
      . changes in legislation, regulation or public policy, including changes in federal rural financing programs
      . unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments
      . the continued availability of financing in amounts, and on terms and conditions,necessary to support the Company's operations
      .  changes in the Company's relationships with vendors
      .  changes in the Company's senior debt ratings
      . unfavorable outcomes of regulatory or legal proceedings, including rate proceedings
      . changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

    For additional information, see the description of the Company's business included above, as well as Item 7 of this report. Due to these uncertainties, you are cautioned not to place undue reliance upon the Company's forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update or revise any of its forward-looking statements for any reason.

                                  OTHER MATTERS

    The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1998 have not been material and the Company currently has no reason to believe that such costs will become material.

    For additional information concerning the business and properties of the Company, see notes 2, 4, 6, and 18 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.  Properties.

    The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations, and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 1998 and 1997, the Company's gross property, plant and equipment of approximately $4.3 billion and $3.8 billion, respectively, consisted of the following:


                                                December 31,
--------------------------------------------------------------
                                              1998        1997
--------------------------------------------------------------

Telephone operations
     Cable and wire                           47.7%       47.9
     Central office equipment                 27.9        27.9
     General support                           6.3         6.7
     Information origination/termination
      equipment                                1.7         1.7
     Construction in progress                  1.5         1.4
     Other                                      .2          .2
--------------------------------------------------------------
                                              85.3        85.8
--------------------------------------------------------------

Cellular operations
     Cell site                                 7.4         7.4
     General support                           1.9         1.7
     Construction in progress                   .6          .6
     Other                                      .1          .1
--------------------------------------------------------------
                                              10.0         9.8
--------------------------------------------------------------
Other                                          4.7         4.4
--------------------------------------------------------------
                                             100.0%      100.0
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

    Most of the properties of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company leases most of the offices used in its cellular operations; certain of its transmitter sites are leased while others are owned by the Company. For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and cellular operations in Item 1.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

   Century's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated (adjusted to reflect the March 1999 three-for-two stock split):

                                    Sale prices
                                 ----------------      Dividend per
                                 High         Low      common share
                                 ----         ---      ------------

1998:
   First quarter              $ 27-3/8      21-9/16      .0433
   Second quarter             $ 33-5/16     27-1/16      .0433
   Third quarter              $ 35-1/8      29-15/16     .0433
   Fourth quarter             $ 45-3/16     30-1/16      .0433

1997:
   First quarter              $ 14-7/8      12-3/4       .0411
   Second quarter             $ 15-1/16     12-11/16     .0411
   Third quarter              $ 19-9/16     14-11/16     .0411
   Fourth quarter             $ 22-7/16     18-1/4       .0411


   Common stock dividends during 1997 and 1998 were paid each quarter. As of February 28, 1999, there were approximately 6,054 stockholders of record of Century's common stock.

Item 6.  Selected Financial Data.

   The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 1998:

Selected Income Statement Data

                                          Year ended December 31,
                           --------------------------------------------------
                                1998      1997      1996      1995      1994
                           --------------------------------------------------
                                  (Dollars, except per share amounts,and
                                      shares expressed in thousands)

Operating revenues
    Telephone             $ 1,091,610   530,597   451,538   419,242   391,265
    Cellular                  407,749   307,742   250,243   197,494   150,802
    Other                      77,726    63,182    47,896    28,104    22,534
                            -------------------------------------------------
Total operating revenues  $ 1,577,085   901,521   749,677   644,840   564,601
                            =================================================

Operating income
    Telephone             $   333,708   173,285   155,183   143,527   137,992
    Cellular                  130,580    88,081    67,914    57,009    31,443
    Other                      15,523     6,404       199     2,383     3,371
                            -------------------------------------------------
Total operating income    $   479,811   267,770   223,296   202,919   172,806
                            =================================================

Gain on sale or exchange
 of assets (pre-tax)      $    49,859   169,640       815     6,782    15,877
                            =================================================

Net income                $   228,757   255,978   129,077   114,776  100,238
                            ================================================

Diluted earnings
 per share *              $      1.64      1.87       .95       .87      .80
                            ================================================

Dividends per
 common share *           $      .173      .164       .16      .147     .142
                            ================================================

Average diluted shares
 outstanding *                140,105   137,412   135,980   132,456  130,242
                            ================================================
*  Adjusted to reflect the March 1999 three-for-two stock split


Selected Balance Sheet Data

                                                 December 31,
                          ------------------------------------------------------
                               1998       1997       1996       1995       1994
                          ------------------------------------------------------
                                            (Dollars in thousands)

Net property, plant
 and equipment           $ 2,351,453  2,258,563  1,149,012  1,047,808    947,131
Excess cost of net
 assets acquired, net    $ 1,956,701  1,767,352    532,410    493,655    441,436
Total assets             $ 4,935,455  4,709,401  2,028,505  1,862,421  1,643,253
Long-term debt           $ 2,558,000  2,609,541    625,930    622,904    518,603
Stockholders' equity     $ 1,531,482  1,300,272  1,028,153    888,424    650,236
                          ------------------------------------------------------

    The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1998:

                                                 December 31,
                          ------------------------------------------------------
                               1998       1997       1996       1995       1994
                          ------------------------------------------------------

Telephone access lines     1,346,567  1,203,650    503,562    480,757    454,963
Cellular units in service
 in majority-owned markets   624,119    569,983    368,233    290,075    211,710
Long distance customers      226,730    171,962    110,560     46,608     27,632
                          ------------------------------------------------------

    See Items 1 and 2 in Part I and notes 1, 2 and 6 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS

OVERVIEW

   Century Telephone  Enterprises,  Inc., which operates under the trade name of
CenturyTel, and its subsidiaries (the "Company"), is a regional diversified communications company engaged primarily in providing local exchange telephone services and cellular telephone communications services. At December 31, 1998, the Company's local exchange telephone subsidiaries operated over 1.3 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated cellular entities had more than 624,000 cellular subscribers. On December 1, 1997, the Company significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI") for $1.503 billion cash. As a result of the acquisition, the Company acquired
(i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone operations serving 86,000 access lines in northern and central Wisconsin and the related telephone directories for approximately $221 million cash. The operations of PTI are included in the Company's results of operations beginning December 1, 1997 and the operations of the former Ameritech properties are included in the Company's results of operations beginning December 1, 1998. See Acquisitions and Note 2 of Notes to Consolidated Financial Statements for additional information. During the three years ended December 31, 1998, the Company has acquired various other telephone and cellular operations, the impact of which has not been material to the financial position and results of operations of the Company.

   The net income of the Company for 1998 was $228.8 million, compared to $256.0 million during 1997 and $129.1 million during 1996. Diluted earnings per share for 1998 were $1.64 compared to $1.87 in 1997 and $.95 in 1996. Excluding gain on sale or exchange of assets, the Company's net income (and diluted earnings per share) for 1998, 1997 and 1996 was $198.2 million ($1.42), $149.6 million
($1.09) and $128.6 million ($.95), respectively.


Year ended December 31,                        1998         1997          1996
--------------------------------------------------------------------------------
                                            (Dollars, except per share amounts,
                                                  and shares in thousands)

Operating income
   Telephone                            $    333,708      173,285       155,183
   Cellular                                  130,580       88,081        67,914
   Other                                      15,523        6,404           199
--------------------------------------------------------------------------------
                                             479,811      267,770       223,296
Gain on sale or exchange of
 assets, net                                  49,859      169,640           815
Interest expense                            (167,552)     (56,474)      (44,662)
Income from unconsolidated
 cellular entities                            32,869       27,794        26,952
Minority interest                            (12,797)      (5,498)       (6,675)
Other income and expense                       5,268        5,109         3,916
Income tax expense                          (158,701)    (152,363)      (74,565)
--------------------------------------------------------------------------------
Net income                              $    228,757      255,978       129,077
================================================================================
Diluted earnings per share*             $       1.64         1.87           .95
================================================================================
Average diluted shares
 outstanding*                                140,105      137,412       135,980
================================================================================
*Adjusted to reflect stock split in early 1999. See Note 21 of
 Notes to Consolidated Financial Statements.


   The Company's operating income for 1998 was $479.8 million, an increase of $212.0 million (79.2%) over 1997 operating income of $267.8 million. During 1998 the operating income of the Company's telephone and wireless segments increased $160.4 million (92.6%) and $42.5 million (48.2%), respectively, while the operating income of the Company's other operations increased $9.1 million (142.4%). The Company's operating income for 1996 was $223.3 million.

   Contributions to operating revenues and operating income by the Company's telephone, wireless and other operations for each of the years in the three-year period ended December 31, 1998 were as follows:


Year ended December 31,                           1998       1997      1996
---------------------------------------------------------------------------
Operating revenues
   Telephone operations                           69.2%      58.9      60.2
   Wireless operations                            25.9%      34.1      33.4
   Other operations                                4.9%       7.0       6.4
Operating income
   Telephone operations                           69.6%      64.7      69.5
   Wireless operations                            27.2%      32.9      30.4
   Other operations                                3.2%       2.4        .1
---------------------------------------------------------------------------

   As indicated by the chart above, the percentage of the Company's total operating revenues and operating income contributed by its telephone operations significantly increased during 1998 as a result of the Company's acquisition of PTI on December 1, 1997.

   In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating newly-acquired properties into the Company's operations; the success and expense of the remediation efforts of the Company and its vendors in achieving year 2000 compliance; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in
Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


TELEPHONE OPERATIONS

   The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of December 31, 1998, approximately 86% of the Company's 1.3 million telephone access lines were in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. In August 1998 the Company entered into a definitive agreement to sell all of its operations in Alaska. This transaction is expected to close in the second quarter of 1999. As of December 31, 1998, the Company had approximately 132,000 access lines in Alaska. The operating revenues, expenses and income of the Company's telephone operations for 1998, 1997 and 1996 are summarized below.


Year ended December 31,                 1998        1997       1996
--------------------------------------------------------------------
                                           (Dollars in thousands)
Operating revenues
   Local service                  $   331,736     147,589    121,728
   Network access                     629,583     319,301    276,123
   Other                              130,291      63,707     53,687
--------------------------------------------------------------------
                                    1,091,610     530,597    451,538
--------------------------------------------------------------------

Operating expenses
   Plant operations                   245,164     110,220     90,083
   Customer operations                 92,552      50,819     43,413
   Corporate and other                157,293      80,551     67,066
   Depreciation and amortization      262,893     115,722     95,793
--------------------------------------------------------------------
                                      757,902     357,312    296,355
--------------------------------------------------------------------
Operating income                  $   333,708     173,285    155,183
====================================================================

Local service revenues

   Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. The $184.1 million (124.8%) increase in such revenues in 1998 included $171.0 million from acquired properties, of which $169.2 million was from the PTI properties; $10.7 million due to the internal increase in the number of customer access lines; and $3.0 million due to the increased provision of custom calling features. The $25.9 million increase in revenues in 1997 included $17.4 million from acquired properties, of which $15.0 million was from the PTI properties; $5.6 million due to the internal increase in the number of customer access lines; and $2.8 million due to the increased provision of custom calling features. Internal access line growth during 1998, 1997 and 1996 was 4.7%, 4.4% and 4.3%, respectively.

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

   Network access revenues increased $310.3 million (97.2%) in 1998 and $43.2 million in 1997 due to the following factors:

                                                          1998           1997
                                                        increase       increase
                                                       (decrease)     (decrease)
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)

PTI acquisition                                      $  278,471         26,040
Increased recovery from the federal
 Universal Service Fund ("USF")                           8,329         11,314
Increased minutes of use                                  8,846          5,033
Acquisitions, excluding PTI                               1,013          3,465
Partial recovery of increased operating
 costs through revenue sharing arrangements
 with other telephone companies and return
 on rate base                                            10,440          2,454
Other, net                                                3,183         (5,128)
--------------------------------------------------------------------------------
                                                     $  310,282         43,178
================================================================================

   Included in "Other, net" for 1998 and 1997 were decreases of $1.8 million and $3.8 million, respectively, in access revenues due to the reductions in intrastate switched access rates mandated by the Louisiana Public Service Commission ("LPSC") which were phased in from July 1995 through July 1997.

Other revenues

   Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers, (iii) participating in the publication of local directories and (iv) providing Internet access. Acquisitions contributed $60.7 million (which includes $60.3 million related to PTI) to the $66.6 million increase in other revenues in 1998. Exclusive of acquisitions, revenues from the provision of Internet access and CPE services increased $3.9 million and $3.5 million, respectively, in 1998. Other revenues increased $10.0 million in 1997, of which $4.6 million was attributable to the PTI acquisition. Revenues from CPE services and the provision of Internet access contributed $3.5 million and $2.5 million, respectively, of the remainder of the increase in other revenues in 1997.

Operating expenses

   Plant operations expenses during 1998 and 1997 increased $134.9 million (122.4%) and $20.1 million (22.4%), respectively. Expenses incurred by the PTI and former Ameritech operations in 1998 accounted for $120.4 million of the 1998 increase. The remainder of the increase in 1998 was primarily due to an increase in salaries and benefits. Expenses incurred by the PTI operations in 1997 accounted for $12.0 million of the 1997 increase. Exclusive of PTI, expenses incurred in connection with providing Internet access to a larger number of customers contributed $3.5 million to the 1997 increase and other acquisitions accounted for $1.8 million of such increase.

   Customer operations, corporate and other expenses increased $118.5 million (90.2%) in 1998, of which $110.7 million was applicable to the PTI properties. Exclusive of acquisitions, the remainder of the 1998 increase was due to a $4.3 million increase in salaries and benefits and a $2.0 million increase in marketing expenses. Of the $20.9 million increase in these expenses in 1997, $13.4 million was incurred by acquired properties (of which $11.2 million was incurred by PTI). Exclusive of acquisitions, $1.7 million of the remaining increase in 1997 expenses was due to an increase in marketing expenses, $1.6 million was due to higher operating taxes and $1.4 million was due to expenses incurred in the increased provision of CPE services.

   Depreciation and amortization increased $147.2 million (127.2%) and $19.9 million (20.8%) in 1998 and 1997, respectively. Approximately $136.6 million of the 1998 increase was applicable to acquiring and operating PTI (of which $27.9 million represented amortization of goodwill) and $1.3 million was applicable to the former Ameritech properties. Approx-imately $11.4 million of the 1997 increase was applicable to acquiring and operating PTI (of which $1.5 million represented amortization of goodwill). Exclusive of acquisitions, depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $6.2 million in 1998 and $4.4 million in 1997. In addition, the Company obtained increased depreciation rates in certain jurisdictions which increased depreciation expense by $1.1 million in 1998 and $4.4 million in 1997. The remaining increases in depreciation and amortization in 1998 and 1997 were due to higher levels of plant in service. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 6.9% for 1998, 7.4% for 1997 and 7.5% for 1996. The properties acquired in the PTI acquisition historically have had a lower composite depreciation rate than the Company's incumbent properties.

Other

   For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.

Cellular Operations and Income From Unconsolidated Cellular Entities

Year ended December 31,                          1998        1997        1996
------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating income - cellular operations       $ 130,580      88,081      67,914
Minority interest                              (12,635)     (6,916)     (7,062)
Income from unconsolidated cellular entities    32,869      27,794      26,952
------------------------------------------------------------------------------
                                             $ 150,814     108,959      87,804
==============================================================================

   The Company's cellular operations reflect 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income in "Income from unconsolidated cellular entities." See Income from Unconsolidated Cellular Entities for additional information.

Cellular Operations

   All of the Company's cellular customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas, Alaska and Arkansas. The operating revenues, expenses and income of the Company's cellular operations for 1998, 1997 and 1996 are summarized below.

Year ended December 31,                 1998        1997        1996
---------------------------------------------------------------------
                                           (Dollars in thousands)
Operating revenues
   Service revenues                 $ 398,661     302,156     246,037
   Equipment sales                      9,088       5,586       4,206
---------------------------------------------------------------------
                                      407,749     307,742     250,243
---------------------------------------------------------------------

Operating expenses
   Cost of equipment sold              16,954      14,576      12,771
   System operations                   59,920      47,572      36,301
   General, administrative
    and customer service               80,827      62,258      52,891
   Sales and marketing                 57,466      54,128      46,793
   Depreciation and amortization       62,002      41,127      33,573
---------------------------------------------------------------------
                                      277,169     219,661     182,329
---------------------------------------------------------------------
Operating income                    $ 130,580      88,081      67,914
=====================================================================

Operating revenues

   Service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to other carriers' customers roaming through the Company's service areas and toll revenue. Cellular service revenues during 1998 increased to $398.7 million from $302.2 million in 1997 and $246.0 million in 1996.

   Of the $96.5 million increase in service revenues in 1998 and the $56.1 million increase in 1997, $76.1 million and $11.8 million, respectively, was attributable to acquisitions of properties. Excluding acquisitions, the remainder of the increases in cellular service revenues were primarily attributable to the increases in cellular usage in the Company's incumbent markets due to the increased demand for wireless services. Exclusive of acquisitions, local and toll revenues increased $9.4 million (4.0%) in 1998 and $34.9 million (17.5%) in 1997 while roaming revenues increased $10.9 million (18.5%) in 1998 and $12.6 million (27.1%) in 1997.

   The following table further illustrates the growth in the Company's cellular customer base in its majority-owned markets:


Year ended December 31,                    1998        1997        1996
------------------------------------------------------------------------
Customers at beginning of period         569,983     368,233    290,075
Gross units added internally             214,596     193,623    165,377
Disconnects                              160,460     115,473     92,069
Net units added                           54,136      78,150     73,308
Net effect of property acquisitions            -     123,600      4,850
Customers at end of period               624,119     569,983    368,233
-----------------------------------------------------------------------

   The average monthly service revenue per customer (including acquisitions) declined to $57 during 1998 from $61 in 1997 and $63 in 1996 due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers and to a reduction in rates. In addition, the properties acquired in the PTI acquisition historically have had a lower average monthly service revenue per customer than the Company's incumbent properties. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

Operating expenses

   System operations expenses increased $12.3 million (26.0%) in 1998 primarily due to $15.6 million of expenses attributable to acquisitions. Such increase was partially offset by a $6.1 million decrease in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in rates. The $11.3 million (31.0%) increase in system operations expenses in 1997 included a $4.7 million increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas and $2.8 million of expenses incurred by acquired properties. The remainder of the increase in system operations expenses in 1997 resulted primarily from the operation of more cell sites.

   The Company operated 615 cell sites at December 31, 1998 in entities in which it had a majority interest, compared to 558 at December 31, 1997 and 354 at December 31,1996. In 1997, 155 cell sites were added through acquisitions.

   General, administrative and customer service expenses increased $18.6 million (29.8%) in 1998, of which $13.4 million was attributable to expenses of entities acquired. The remainder of the 1998 increase was primarily due to a $2.1 million increase in the provision for doubtful accounts and a $1.8 million increase in customer service expenses. Of the $9.4 million (17.7%) increase in 1997 expenses, $3.0 million was applicable to acquired operations. The remainder of the increase in 1997 was primarily due to a $2.4 million increase in customer service and retention costs and a $2.4 million increase in billing costs.

   Churn rate (the percentage of cellular customers that terminate service) is an industry-wide concern. The Company faces substantial competition from other wireless providers, including Personal Communication Services ("PCS"). A significant portion of the churn in the Company's cellular markets is due to the Company disconnecting service to customers for nonpayment. The Company's average monthly churn rate was 2.23% in 1998, 2.31% in 1997 and 2.37% in 1996.

   Sales and marketing expenses increased $3.3 million (6.2%) in 1998 primarily due to $9.7 million of expenses of acquired entities, a $2.9 million increase in costs incurred in selling products and services in retail locations and a $2.4 million increase in advertising expenses. Such increases were substantially offset by a $10.6 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1998 as compared to 1997. The 1997 increase in sales and marketing expenses of $7.3 million (15.7%) included a $4.9 million increase in costs incurred in selling products and services in retail locations and a $2.8 million increase applicable to operations acquired.

   Depreciation and amortization increased $20.9 million (50.8%) in 1998 and $7.6 million in 1997, of which $14.5 million and $2.1 million, respectively, was attributable to acquisitions. The remainder of the 1998 and 1997 increases were primarily due to higher levels of plant in service.

Other

   For additional information regarding certain matters that have impacted or may impact the Company's cellular operations, see Regulation and Competition.

Other Operations

   Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or cellular segments including, but not limited to, the Company's non-regulated long distance and call center operations and the Company's competitive access subsidiary (which was sold to Brooks Fiber Properties, Inc. ("Brooks") in May 1997). The operating revenues, expenses and income of the Company's other operations for 1998, 1997 and 1996 are summarized below.


Year ended December 31,                          1998        1997        1996
------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Long distance                              $ 53,027      36,550      28,894
   Call center                                   9,701      14,285       8,832
   Competitive access                                -       2,499       2,730
   Other                                        14,998       9,848       7,440
------------------------------------------------------------------------------
                                                77,726      63,182      47,896
------------------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses         58,544      54,132      45,042
   Depreciation and amortization                 3,659       2,646       2,655
------------------------------------------------------------------------------
                                                62,203      56,778      47,697
------------------------------------------------------------------------------
Operating income                              $ 15,523       6,404         199
==============================================================================

   The 1998 and 1997 increases of $16.5 million and $7.7 million, respectively, in long distance revenues were attributable to the growth in the number of customers. The number of long distance customers as of December 31, 1998, 1997 and 1996 was 226,700, 172,000 and 110,600, respectively. The $4.6 million decrease in 1998 call center revenues was primarily due to the loss of two major customers in the fourth quarter of 1997. The $5.5 million increase in call center revenues in 1997 was primarily due to an increase in customers prior to the loss of the two major customers in late 1997. The increases in other revenues of $5.2 million in 1998 and $2.4 million in 1997 was primarily attributable to the acquisition of cable television properties in the PTI acquisition and the acquisition of two security businesses.

   Operating expenses in 1998 increased due to (i) an increase of $13.6 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) $6.6 million of operating expenses applicable to acquisitions. Such increases were substantially offset by decreases in operating expenses because (i) 1997 included $9.2 million of costs applicable to entities sold during 1997 and (ii) the amount of intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses) increased $5.8 million as a result of the acquisition of PTI.

   In 1997 an increase in operating expenses of $11.7 million incurred by the long distance and call center operations was partially offset by a decrease of $4.1 million in operating expenses incurred by the Company's competitive access subsidiary.

   Certain of the Company's service subsidiaries provide managerial, operational, technical and accounting services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations segment. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $14.4 million, $8.9 million and $7.7 million in 1998, 1997 and 1996, respectively. For additional information applicable to SFAS 71, see Regulation and Competition - Other Matters.

Gain on Sale or Exchange of Assets, Net

   In 1998 the Company recorded net pre-tax gains aggregating $49.9 million ($30.5 million after-tax; $.22 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks into common stock of MCIWorldCom, Inc. ("WorldCom"), the subsequent sale of 750,000 shares of WorldCom stock, and the sale of minority interests in two non-strategic cellular entities. See Note 14 of Notes to Consolidated Financial Statements for additional information.

   In the second quarter of 1997, the Company sold its competitive access subsidiary to Brooks in exchange for approximately 4.3 million shares of Brooks' common stock and recorded a pre-tax gain of approximately $71 million ($46 million after-tax; $.34 per diluted share). In November 1997 the Company sold approximately 3.8 million shares of Brooks' stock and recorded a pre-tax gain of approximately $108 million ($66 million after-tax; $.48 per diluted share).

Interest Expense

   Interest expense increased $111.1 million in 1998 primarily due to $89.7 million of interest expense on the borrowings used to finance the PTI and Ameritech acquisitions and $23.2 million of interest expense applicable to PTI's debt.

   Interest expense increased $11.8 million in 1997 primarily due to $7.2 million of interest expense on the borrowings used to finance the PTI acquisition and $3.5 million of interest expense applicable to PTI's debt.

Income From Unconsolidated Cellular Entities

   Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $5.1 million (18.3%) in 1998 primarily due to $7.3 million of earnings of unconsolidated cellular entities acquired in the PTI acquisition. Such increase was partially offset by a $2.5 million decrease due to the sale of the Company's minority interests in two non-strategic cellular entities during the second quarter of 1998.

   The improvement in profitability in 1997 of most of the cellular entities in which the Company owns less than a majority interest was substantially offset by a $2.4 million decrease in the Company's portion of the profits of a partnership in which the Company has a significant ownership interest.

Minority Interest

   Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Of the $7.3 million increase in minority interest in 1998, $2.0 million was associated with entities acquired in the PTI acquisition. The remainder of the increase was primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

   The decrease in minority interest in 1997 of $1.2 million was due to the effect of the Company's acquisition, during the second quarter of 1996, of an additional 25% interest in a Louisiana cellular partnership which decreased the minority interest percentage of such partnership.

Income Tax Expense

   The Company's effective income tax rate was 41.0%, 37.3% and 36.6% in 1998, 1997 and 1996, respectively. Such increase in the effective income tax rate for 1998 was primarily due to the increase in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the PTI acquisition.

Acquisitions

   On December 1, 1998, the Company acquired the assets of certain of Ameritech's telephone operations and the related telephone directories in 19 telephone exchanges covering 21 communities in northern and central Wisconsin for approximately $221 million cash. The operations acquired by the Company include the telephone property and equipment that serves nearly 69,000 customers, or approximately 86,000 access lines, as well as the related nine telephone directories. The Company provided initial financing for this acquisition through its committed credit facilities and will ultimately finance this transaction with proceeds from the sale of the Company's Alaska operations, which the Company expects to close during the second quarter of 1999 for $415 million cash, subject to various adjustments.

   On December 1, 1997, the Company acquired PTI in exchange for $1.503 billion cash. To finance the acquisition, the Company borrowed $1.288 billion under its committed credit facility and paid the remainder of the purchase price with available cash, most of which consisted of the proceeds of the sale of Brooks' common stock in November 1997. See Liquidity and Capital Resources - Financing Activities for additional information. As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines located in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular subscribers in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets. For additional information, see Note 2 of Notes to Consolidated Financial Statements.

Accounting Pronouncements

   In June 1997 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting the components of comprehensive income, which is defined to include all changes in equity during a period except those resulting from investments by and distributions to shareholders. SFAS 131 established standards for reporting information about operating segments in annual financial statements and interim financial reports to shareholders. The Company adopted both statements in the first quarter of 1998.

   In February 1998 the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits.

   In March 1998 the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The impact of SOP 98-1 on the Company's results of operations is not expected to be material. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998.

   In June 1998 the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. Based on the Company's current use of derivatives, SFAS 133 is not expected to materially impact the Company's financial position or results of operations.

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

Market Risk

   The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-debt obligations are fixed rate. At December 31, 1998, the fair value of the Company's long-term debt was estimated to be $2.7 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 14 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $115.3 million decrease in fair value of the Company's long-term debt. In early 1998 the Company utilized interest rate hedge contracts to manage its interest rate risk related to the issuance of $765.0 million of senior notes and debentures. During 1998 the Company did not enter into any derivative financial instruments and is currently not evaluating the future use of such financial instruments.

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

   Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned systems: (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer service systems and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components and cellular billing services. The Company is also critically reliant upon the systems of other telecommunications carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000-related liability with respect to telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers ("Customer Premises Equipment" or "CPE"). The identification and planning phases of the Plan are materially complete as they relate to Company-owned systems. As they relate to third party vendors, other telecommunications carriers and CPE customers, the identification and planning phases are on-going and are expected to be materially complete by first quarter 1999.

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

o With respect to critical services provided by utilities and other third parties, the Company has contacted all such suppliers during 1998. Thus far, a majority of those suppliers who have responded have indicated that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

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

o Finally, the Company is in the process of obtaining Year 2000 compliance information from CPE manufacturers and plans to provide this information to the Company's business customers in early 1999. The Company plans to work with CPE manufacturers to encourage the development of remedies for Year 2000 problems in such equipment and to continue working with its customers to identify Year 2000 problems in CPE. However, there can be no assurance that CPE manufacturers or customers will cooperate with the Company's efforts to address these problems.

   While the Company currently believes that it will be able to remediate and selectively test Company-owned systems in time to minimize any detrimental effect on its operations, there can be no assurance that such steps will be successful. Failure by the Company to timely and effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, based upon risk assessment work conducted thus far, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company (i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) to timely and accurately process service requests and (iv) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing mitigation plans.

   Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed during the first quarter of 1999, but their review and development will continue during 1999.

   Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred costs of $4.2 million during 1998 (none of which was related to hardware costs) and anticipates spending an aggregate of approximately $32.1 million during 1999 (which includes $20.9 million of hardware costs.) These costs will be expensed as incurred, unless new systems are purchased that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.


                         LIQUIDITY AND CAPITAL RESOURCES

   Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide substantially all of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

Operating activities

   Net cash provided by operating activities was $467.8 million, $297.3 million and $264.7 million in 1998, 1997 and 1996, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, cellular operations and other operations of the Company, see Results of Operations.

Investing activities

   Net cash used in investing activities was $375.6 million, $1.503 billion and $241.8 million in 1998, 1997 and 1996, respectively. Cash used for acquisitions was $225.6 million during 1998 compared to $1.544 billion during 1997 and $46.3 million during 1996. See Results of Operations - Acquisitions for additional information. Capital expenditures for 1998 were $233.2 million for telephone operations, $49.5 million for cellular operations and $28.2 million for corporate and other operations. Capital expenditures during 1997 and 1996 were $181.2 million and $222.9 million, respectively. Proceeds from the sale of assets were $132.3 million in 1998 and $202.7 million in 1997.

Financing activities

   Net cash used in financing activities in 1998 was $112.4 million. Net cash provided by financing activities was $1.223 billion during 1997, of which $1.288 billion was related to the acquisition of PTI. Net cash used in financing activities was $23.0 million during 1996. In December 1997 the Company filed a shelf registration statement with the United States Securities and Exchange Commission registering $1.5 billion of senior unsecured debt securities, preferred stock, common stock and warrants, under which the Company issued $665 million of senior debt securities in January 1998 concurrent with the issuance of the remaining $100 million of senior debt securities under its predecessor shelf registration statement. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred by the Company in connection with its December 1997 acquisition of PTI. In addition, the Company paid approximately $40 million in 1998 to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

   In December 1997 after giving consideration to the PTI acquisition, Standard & Poor's assigned Century's senior unsecured debt a rating of BBB+ and Moody's reaffirmed its rating of Baa1.

Other

   Budgeted capital expenditures for 1999 total $215 million for telephone operations, $70 million for cellular operations and $60 million for corporate and other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services. Capital expenditures in the cellular operations are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where hand-held cellular phones may be used) and providing digital service. Capital expenditures for corporate and other operations include $20 million for construction of the Company's fiber network in Michigan and $15 million for continued expansion of the Company's PCS operations.

   In April 1998 the Company acquired 32 Local Multipoint Distribution System licenses in the FCC's A and B band auctions for an aggregate of $9.7 million. The licenses acquired cover geographic areas with a combined population of approximately 10.6 million. The Company has not finalized capital expenditure or deployment plans for these systems.

   The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. Over the past few years, the amount of communications properties available to be purchased by the Company has increased substantially. The Company may require additional financing in connection with any such acquisitions. Approximately 3.8 million shares of Century common stock and 200,000 shares of Century preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

   As of December 31, 1998, the Company's telephone subsidiaries had available for use $135.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $332.6 million of undrawn committed bank lines of credit. The Company also has access to debt and equity capital markets, including its shelf registration statement mentioned above.

   The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges as of and for the years ended December 31:

                                             1998        1997        1996
---------------------------------------------------------------------------

Debt to total capitalization percentage      63.0%       67.2        38.6
Ratio of earnings to fixed charges           2.25        7.80        5.10
Ratio of earnings to fixed charges
 excluding gain on sale or exchange
 of assets                                   1.96        4.87        5.09
---------------------------------------------------------------------------


                           REGULATION AND COMPETITION


   The communications industry continues to undergo various fundamental regulatory, competitive and technological changes that make it difficult to determine the form or degree of future regulation and competition affecting the Company's telephone and cellular operations. These changes may have a significant impact on the future financial performance of all communications companies.

Events affecting the communications industry

   In 1996 the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act provides certain exemptions for rural LECs such as those operated by the Company. Under the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions, rural LECs have the burden of proving the availability of these exemptions.

   Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the gradual reduction of regulatory oversight of LECs. These cumulative changes have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services entities are also expected to increasingly compete with LECs.

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

   As part of its universal service order, the FCC also established a new program in January 1998 to provide up to $2.25 billion of discounted telecommunications services annually to schools and libraries. In addition, the FCC established a $400 million annual fund to provide discounted telecommunications services for rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The FCC has stated that LECs will recover their funding contributions in their rates for interstate services. The Company's contribution by its cellular and long distance operations for 1998, which was passed on to its customers, was approximately $3.1 million.

   In an access charge reform order adopted in May 1997, the FCC changed its system of interstate access charges to make them compatible with the deregulatory framework established by the 1996 Act. Such changes are primarily applicable to price-cap companies. The Company's telephone subsidiaries determine interstate revenues under rate of return regulation and are, therefore, only minimally impacted by the access charge reform order. In July 1998 the FCC issued a Notice of Proposed Rulemaking to amend the access charge rules for rate of return companies in a manner similar to that adopted for price cap companies, subject to reviewing whether differences exist between price cap companies and rate of return companies that would require different rules in order to achieve the goal of fostering an efficient, competitive marketplace. Comments were filed with the FCC in August 1998; the FCC has not yet issued a final ruling on this matter.

   In 1998 the FCC created a federal-state joint board to review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions.

   In recent years the FCC has allocated additional frequency spectrum for wireless technologies that compete or are expected to compete with cellular, including PCS and mobile satellite services. The FCC has also authorized certain specialized mobile radio service licensees to operate in a manner competitive with cellular systems.

   In September 1998 the FCC initiated a proceeding to represcribe the authorized rate of return for interstate access services provided by LECs. The FCC periodically represcribes this rate of return to ensure that the service rates filed by incumbent LECs subject to rate of return regulation continue to be just and reasonable. It is uncertain whether or by how much the FCC may lower the authorized rate of return.

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

Recent events affecting the Company

   During 1998 the Company's revenues from the USF increased approximately $62.3 million (of which $58.8 million was applicable to the PTI properties) to $127.6 million after increasing $16.1 million during 1997. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

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

   In June 1997 the Louisiana Public Service Commission ("LPSC") adopted a Consumer Price Protection Plan (the "Consumer Plan"), effective July 1997, which froze the local rates and access rates that can be charged by the Company's LECs operating in Louisiana. Although the Consumer Plan has no specified term, the LPSC is required to review it by mid-2000. The Company's Louisiana LECs have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the LEC's ability to provide adequate service or impair its financial health. Certain other states have implemented various forms of alternative regulation plans, the impact of which has not been material either individually or in the aggregate to the results of operations of the Company.

   Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. There is no assurance that these requests will not result in reduced intrastate access revenues in the future.

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

Other matters

   The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. While the amount of such charge cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $350 million and $400 million. See Note 12 of Notes to Consolidated Financial Statements for additional information.

   The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1998 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are fixed rate. At December 31, 1998, the Company estimates that the fair value of the Company's long-term debt was $2.7 billion which was determined by comparing the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 14 years to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $115.3 million decrease in fair value of the Company's long-term debt. In late 1997 and early 1998 the Company utilized interest rate hedge contracts to manage its interest rate risk related to its January 1998 issuance of $765.0 million of senior notes and debentures. During 1998 the Company did not enter into any derivative financial instruments and is not currently evaluating the future use of such financial instruments.

Item 8.  Financial Statements and Supplementary Data


                              Report of Management

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

   The Company's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with generally accepted auditing standards, which includes the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

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

/s/ R. Stewart Ewing, Jr.
-------------------------
R. Stewart Ewing, Jr.
Senior Vice President and
Chief Financial Officer



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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Century Telephone Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
-------------
KPMG LLP

Shreveport, Louisiana
January 28, 1999, except as to Note 21 which is as of February 23, 1999


                       CENTURY TELEPHONE ENTERPRISES, INC.
                        Consolidated Statements of Income

                                                 Year ended December 31,
----------------------------------------------------------------------------
                                             1998         1997         1996
----------------------------------------------------------------------------
                                             (Dollars in thousands, except
                                                  per share amounts,)

OPERATING REVENUES
   Telephone                         $   1,091,610      530,597      451,538
   Cellular                                407,749      307,742      250,243
   Other                                    77,726       63,182       47,896
----------------------------------------------------------------------------
     Total operating revenues            1,577,085      901,521      749,677
----------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and
    operating expenses                     768,720      474,256      394,360
   Depreciation and amortization           328,554      159,495      132,021
----------------------------------------------------------------------------
     Total operating expenses            1,097,274      633,751      526,381
----------------------------------------------------------------------------

OPERATING INCOME                           479,811      267,770      223,296
----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sale or exchange of
    assets, net                             49,859      169,640          815
   Interest expense                       (167,552)     (56,474)     (44,662)
   Income from unconsolidated
    cellular entities                       32,869       27,794       26,952
   Minority interest                       (12,797)      (5,498)      (6,675)
   Other income and expense                  5,268        5,109        3,916
----------------------------------------------------------------------------
     Total other income (expense)          (92,353)     140,571      (19,654)
----------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE           387,458      408,341      203,642
   Income tax expense                      158,701      152,363       74,565
----------------------------------------------------------------------------

NET INCOME                           $     228,757      255,978      129,077
============================================================================

BASIC EARNINGS PER SHARE*            $        1.67         1.89          .96
============================================================================

DILUTED EARNINGS PER SHARE*          $        1.64         1.87          .95
============================================================================

DIVIDENDS PER COMMON SHARE*          $        .173         .164          .16
============================================================================
*Adjusted to reflect stock split in early 1999. See Note 21.

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                 Consolidated Statements of Comprehensive Income

                                                 Year ended December 31,
----------------------------------------------------------------------------
                                             1998         1997         1996
----------------------------------------------------------------------------
                                                 (Dollars in thousands)

Net income                               $ 228,757      255,978      129,077
----------------------------------------------------------------------------
Other comprehensive income,
 net of tax:
   Unrealized holding gains arising
    during period, net of tax of
    $8,509 and $6,404                       15,802       11,893            -
   Reclassification adjustment for
    gains included in net income,
    net of tax of $11,027                  (20,478)           -            -
----------------------------------------------------------------------------
   Other comprehensive income,
    net of tax                              (4,676)      11,893            -
----------------------------------------------------------------------------

Comprehensive income                     $ 224,081      267,871      129,077
============================================================================

See accompanying notes to consolidated financial statements.



                       Century Telephone Enterprises, INC.
                           Consolidated Balance Sheets

                                                              December 31,
------------------------------------------------------------------------------
                                                           1998          1997
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $     5,742        26,017
   Accounts receivable
      Customers, less allowance of
       $4,155 and $5,954                                 130,289       143,613
      Other                                               55,109        83,659
   Materials and supplies, at average cost                23,709        21,994
   Other                                                  11,389         8,197
------------------------------------------------------------------------------
        Total current assets                             226,238       283,480
------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                      2,351,453     2,258,563
------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired,
    less accumulated amortization
    of $133,135 and $84,132                            1,956,701     1,767,352
   Other                                                 401,063       400,006
------------------------------------------------------------------------------
        Total investments and other assets             2,357,764     2,167,358
------------------------------------------------------------------------------
TOTAL ASSETS                                         $ 4,935,455     4,709,401
==============================================================================

                             LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt              $    53,010        55,244
   Accounts payable                                       87,627        83,378
   Accrued expenses and other current liabilities
      Salaries and benefits                               36,900        38,225
      Taxes                                               33,411        74,898
      Interest                                            36,926        20,821
      Other                                               24,249        25,229
   Advance billings and customer deposits                 32,721        24,213
------------------------------------------------------------------------------
        Total current liabilities                        304,844       322,008
------------------------------------------------------------------------------

LONG-TERM DEBT                                         2,558,000     2,609,541
------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                   541,129       477,580
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     138,082,926* and 91,103,674 shares                  138,083        91,104
   Paid-in capital                                       451,535       469,586
   Unrealized holding gain on investments,
    net of taxes                                           7,217        11,893
   Retained earnings                                     932,611       728,033
   Unearned ESOP shares                                   (6,070)       (8,450)
   Preferred stock - non-redeemable                        8,106         8,106
------------------------------------------------------------------------------
        Total stockholders' equity                     1,531,482     1,300,272
------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                         $ 4,935,455     4,709,401
==============================================================================
*Adjusted to reflect stock split in early 1999. See Note 21.
See accompanying notes to consolidated financial statements.



                       CENTURY TELEPHONE ENTERPRISES, INC.
                      Consolidated Statements of Cash Flows

                                                 Year ended December 31,
----------------------------------------------------------------------------
                                             1998         1997         1996
----------------------------------------------------------------------------
                                                 (Dollars in thousands)

OPERATING ACTIVITIES
  Net income                           $   228,757      255,978      129,077
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
  Depreciation and amortization            328,554      159,495      132,021
  Income from unconsolidated
   cellular entities                       (32,869)     (27,794)     (26,952)
  Minority interest                         12,797        5,498        6,675
  Deferred income taxes                     17,713       16,230        7,935
  Gain on sales of assets                  (49,859)    (169,640)        (815)
  Changes in current assets and
   current liabilities:
     Accounts receivable                   (15,227)       7,649       (4,353)
     Accounts payable                        4,249      (25,440)       5,103
     Other accrued taxes                   (34,908)      58,205        1,285
     Other current assets and other
      current liabilities, net              15,033        7,263        6,220
  Increase (decrease) in other
   noncurrent liabilities                   (1,706)       2,173        4,305
  Other, net                                (4,760)       7,702        4,151
----------------------------------------------------------------------------
     Net cash provided by operating
      activities                           467,774      297,319      264,652
----------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisitions, net of cash acquired      (225,569)  (1,543,814)     (46,327)
  Payments for property, plant
   and equipment                          (310,919)    (181,225)    (222,885)
  Proceeds from sales of assets            132,307      202,705            -
  Investment in unconsolidated personal
   communications services entity                -            -       18,900
  Distributions from unconsolidated
   cellular entities                        26,515       16,825       15,648
  Purchase of life insurance
   investment, net                          (2,786)     (12,962)      (5,944)
  Proceeds from note receivable                  -       22,500        1,667
  Other, net                                 4,807       (7,156)      (2,850)
----------------------------------------------------------------------------
     Net cash used in investing
      activities                          (375,645)  (1,503,127)    (241,791)
----------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of
    long-term debt                         957,668    1,312,546      59,649
   Payments of long-term debt           (1,015,015)     (79,203)    (57,021)
   Payment of hedge contracts              (40,237)           -           -
   Notes payable, net                            -            -     (14,199)
   Proceeds from issuance of
    common stock                            15,033       14,156      10,089
   Payment of debt issuance costs           (6,625)           -           -
   Cash dividends                          (24,179)     (22,671)    (21,775)
   Other, net                                  951       (1,405)        258
---------------------------------------------------------------------------
     Net cash provided by (used in)
      financing activities                (112,404)   1,223,423     (22,999)
---------------------------------------------------------------------------

Net increase (decrease) in cash
 and cash equivalents                      (20,275)      17,615        (138)
Cash and cash equivalents at
 beginning of year                          26,017        8,402       8,540
---------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT
 END OF YEAR                           $     5,742       26,017       8,402
===========================================================================

See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                 Consolidated Statements of Stockholders' Equity


                                                    Year ended December 31,
-------------------------------------------------------------------------------
                                                1998         1997         1996
-------------------------------------------------------------------------------
                                               (Dollars and shares in thousands)
COMMON STOCK
  Balance at beginning of year             $   91,104       59,859       59,114
  Issuance of common stock for acquisitions        28           75          257
  Conversion of convertible securities into
   common stock                                   169          237           33
  Issuance of common stock through
   dividend reinvestment, incentive and
   benefit plans                                  754          565          455
  Three-for-two stock split                    46,028       30,368            -
-------------------------------------------------------------------------------
      Balance at end of year                  138,083       91,104       59,859
-------------------------------------------------------------------------------

PAID-IN CAPITAL
  Balance at beginning of year                469,586      474,607      453,584
  Issuance of common stock for
   acquisitions                                 1,059        3,241        8,201
  Conversion of convertible securities
   into common stock                            3,131        4,998          163
  Issuance of common stock through
   dividend reinvestment, incentive
   and benefit plans                           14,279       13,591        9,676
  Amortization of unearned compensation
   and other                                    9,508        3,517        2,983
  Three-for-two stock split                   (46,028)     (30,368)           -
-------------------------------------------------------------------------------
      Balance at end of year                  451,535      469,586      474,607
-------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON
 INVESTMENTS, NET OF TAXES
  Balance at beginning of year                 11,893            -            -
  Change in unrealized holding gain on
   investments, net of taxes                   (4,676)      11,893            -
-------------------------------------------------------------------------------
      Balance at end of year                    7,217       11,893            -
-------------------------------------------------------------------------------

RETAINED EARNINGS
  Balance at beginning of year                728,033      494,726      387,424
  Net income                                  228,757      255,978      129,077
  Cash dividends declared
    Common stock - $.173, $.164 and
     $.16 per share*                          (23,771)     (22,211)     (21,355)
    Preferred stock                              (408)        (460)        (420)
-------------------------------------------------------------------------------
      Balance at end of year                  932,611      728,033      494,726
-------------------------------------------------------------------------------

UNEARNED ESOP SHARES
  Balance at beginning of year                 (8,450)     (11,080)     (13,960)
  Release of ESOP shares                        2,380        2,630        2,880
-------------------------------------------------------------------------------
      Balance at end of year                   (6,070)      (8,450)     (11,080)
-------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
  Balance at beginning of year                  8,106       10,041        2,262
  Issuance of preferred stock
   for acquisitions                                 -            -        7,975
  Conversion of preferred stock into
   common stock                                     -       (1,935)        (196)
-------------------------------------------------------------------------------
      Balance at end of year                    8,106        8,106       10,041
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                 $1,531,482    1,300,272    1,028,153
===============================================================================

COMMON SHARES OUTSTANDING
  Balance at beginning of year                 91,104       59,859       59,114
  Issuance of common stock for
   acquisitions                                    28           75          257
  Conversion of convertible securities
   into common stock                              169          237           33
  Issuance of common stock through
   dividend reinvestment, incentive
   and benefit plans                              754          565          455
  Three-for-two stock split                    46,028       30,368            -
-------------------------------------------------------------------------------
      Balance at end of year                  138,083       91,104       59,859
===============================================================================
*Adjusted to reflect stock split in early 1999. See Note 21.
See accompanying notes to consolidated financial statements.


                       CENTURY TELEPHONE ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 1998


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

Property, plant and equipment - Telephone plant is stated substantially at original cost. Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone plant is provided on the straight line method, using class or overall group rates acceptable to regulatory authorities; such rates range from 1.8% to 25%.

Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from three to 30 years.

Impairment of long-lived assets and excess cost of net assets acquired (goodwill) - The carrying value of long-lived assets, including allocated goodwill, is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that such carrying value may not be recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets or the acquired business. The excess cost of net assets acquired of substantially all of the Company's acquisitions accounted for as purchases is being amortized over 40 years.

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

Derivative financial instruments - During 1997 the Company entered into certain interest rate hedge contracts in anticipation of a public debt issuance, utilizing such hedge contracts to manage interest rate exposure. The hedge contracts were treated as off-balance sheet financial instruments. In connection with the settlement of these contracts, all losses related to these transactions have been deferred and amortized as interest expense over the life of the underlying debt issuance. Such contracts were settled in 1998. See Note 6 for additional information. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

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

Stock compensation - The Company accounts for employee stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as allowed by Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

(2)   Acquisitions

   On December 1, 1997, Century acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash. To finance the acquisition, which was accounted for as a purchase, Century borrowed $1.288 billion under its $1.6 billion senior unsecured credit facility (the "Senior Credit Facility") dated August 28, 1997 with NationsBank of Texas, N.A. and a syndicate of other lenders. Century paid the remainder of the PTI acquisition price with available cash.

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


Year ended December 31,                               1997              1996
--------------------------------------------------------------------------------
                                                  (Dollars in thousands, except
                                                        per share amounts)
                                                            (unaudited)
Operating revenues                              $ 1,392,268         1,245,036
Net income                                          256,992           120,632
Diluted earnings per share                             1.87               .89
--------------------------------------------------------------------------------

   The pro forma information is not necessarily indicative of the operating results that would have occurred if the PTI acquisition had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results. The actual results of operations of PTI have been included in the Company's consolidated financial statements only from the date of acquisition.

   On December 1, 1998, the Company acquired the assets of certain local telephone and directory operations in parts of northern and central Wisconsin from affiliates of Ameritech Corporation ("Ameritech"), in exchange for approximately $221 million cash. The assets included (i) access lines and related property and equipment in 21 predominantly rural communities in Wisconsin and (ii) Ameritech's directory publishing operations that relate to nine telephone directories.

(3)   Investments and Other Assets

   Investments and other assets at December 31, 1998 and 1997 were composed of the following:

December 31,                                              1998          1997
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Excess cost of net assets acquired, less
 accumulated amortization                          $  1,956,701     1,767,352
Investments in unconsolidated cellular entities         118,016       189,363
Cash surrender value of life insurance
 contracts, net                                          84,976        78,658
Marketable equity securities                             29,496        40,570
Deferred hedge contracts                                 38,027             -
Other                                                   130,548        91,415
--------------------------------------------------------------------------------
                                                   $  2,357,764     2,167,358
================================================================================

   As a result of the purchase of PTI, the Company recorded approximately $1.2 billion of excess cost of net assets acquired in 1997.

   Goodwill  amortization of $47.8 million,  $16.6 million and $12.8 million for
1998,  1997  and  1996,   respectively,   is  included  in   "Depreciation   and
amortization" in the Company's Consolidated Statements of Income.

   Included in investments in unconsolidated cellular entities at December 31, 1997 was approximately $67.0 million of costs allocated to licenses from acquisitions made by PTI prior to Century's acquisition of PTI. Upon finalization of the PTI purchase price allocation, such costs were assigned to excess cost of net assets acquired.

   The Company's investments in marketable equity securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported, net of taxes, as a separate component of stockholders' equity. As of December 31, 1998, gross unrealized holding gains of the Company's marketable equity securities were $11.1 million.

(4)   Property, Plant and Equipment

   Net property, plant and equipment at December 31, 1998 and 1997 was composed of the following:

December 31,                                           1998         1997
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Telephone, at original cost
   Cable and wire                                $ 2,046,638    1,843,002
   Central office                                  1,197,438    1,070,477
   General support                                   269,431      256,203
   Information origination/termination                73,984       65,304
   Construction in progress                           66,241       53,382
   Other                                               6,520        7,492
--------------------------------------------------------------------------------
                                                   3,660,252    3,295,860
   Accumulated depreciation                       (1,661,315)  (1,375,835)
--------------------------------------------------------------------------------
                                                   1,998,937    1,920,025
--------------------------------------------------------------------------------
Cellular, at cost
   Cell site                                         316,706      284,599
   General support                                    82,618       66,400
   Construction in progress                           23,733       23,664
   Other                                               5,927        5,555
--------------------------------------------------------------------------------
                                                     428,984      380,218
   Accumulated depreciation                         (178,569)    (133,357)
--------------------------------------------------------------------------------
                                                     250,415      246,861
--------------------------------------------------------------------------------
Corporate and other, at cost
   General support                                   180,359      148,883
   Other                                              20,063       20,537
--------------------------------------------------------------------------------
                                                     200,422      169,420
   Accumulated depreciation                          (98,321)     (77,743)
--------------------------------------------------------------------------------
                                                     102,101       91,677
--------------------------------------------------------------------------------
Net property, plant and equipment                $ 2,351,453    2,258,563
================================================================================

   Depreciation expense was $280.5 million, $142.6 million and $118.9 million in 1998, 1997 and 1996, respectively. The composite depreciation rate for telephone properties was 6.9% for 1998, 7.4% for 1997 and 7.5% for 1996.

(5)   Investments in Unconsolidated Cellular Entities

   The Company's share of earnings from cellular entities in which it does not own a majority interest was $34.1 million, $29.4 million and $28.2 million in 1998, 1997 and 1996, respectively, and is included, net of $1.2 million, $1.6 million and $1.3 million of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities" in the Company's Consolidated Statements of Income. Over 74% of the 1998 income from unconsolidated cellular entities was attributable to the following investments.


                                                             Ownership interest
--------------------------------------------------------------------------------
Lafayette MSA Limited Partnership                                    49%
GTE Mobilnet of Austin Limited Partnership                           35%
Milwaukee SMSA Limited Partnership                                   18%
Alltel Cellular Associates of Arkansas Limited Partnership           36%
Detroit SMSA Limited Partnership                                      3%
Michigan RSA #9 Limited Partnership                                  43%
Cellular North Michigan Network General Partnership                  43%
--------------------------------------------------------------------------------

   The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 1998 and 1997) were accounted for by the equity method.


December 31,                                            1998          1997
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
                                                            (unaudited)

Assets
   Current assets                                 $   293,339       322,863
   Property and other noncurrent assets               759,665       767,123
--------------------------------------------------------------------------------
                                                  $ 1,053,004     1,089,986
================================================================================
Liabilities and equity
   Current liabilities                            $   109,787       157,492
   Noncurrent liabilities                              25,099        25,413
   Equity                                             918,118       907,081
--------------------------------------------------------------------------------
                                                  $ 1,053,004     1,089,986
================================================================================

Year ended December 31,                            1998       1997       1996
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
                                                          (unaudited)
Results of operations
   Revenues                                 $  1,281,803  1,277,524    985,788
   Operating income                         $    430,859    419,246    338,554
   Net income                               $    435,744    395,990    339,040
--------------------------------------------------------------------------------

   At December 31, 1998, $59.0 million of the Company's consolidated retained earnings represented undistributed earnings of unconsolidated cellular entities.


(6)   Long-Term Debt

December 31,                                                 1998         1997
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Century
   5.61%* Senior Credit Facility, due through 2002     $   752,063    1,535,000
   6.875% senior notes, due 2028                           425,000            -
   6.30% senior notes, due 2008                            240,000            -
   6.15% senior notes, due 2005                            100,000            -
   8.25% senior notes, due 2024                            100,000      100,000
   7.20% senior notes, due 2025                            100,000      100,000
   6.39%* notes payable to banks, due 2002                  40,000       30,000
   7.75% senior notes, due 2004                             50,000       50,000
   6.55% senior notes, due 2005                             50,000       50,000
   9.38% senior notes, due through 2003                     18,900       21,200
   6.64%* Employee Stock Ownership Plan commitment,
     due in installments through 2004                        6,070        8,450
   9.85%* notes, due in installments through 2006              266          304
--------------------------------------------------------------------------------
        Total Century                                    1,882,299    1,894,954
--------------------------------------------------------------------------------

Subsidiaries
   First mortgage debt
     5.97%* notes, payable to agencies of the United
       States government and cooperative lending
       associations, due in installments through 2025      341,817      348,971
     7.98% notes, due through 2002                           5,871        5,969
   Other debt
     7.21%* unsecured medium-term notes,
      due through 2008                                     335,667      360,678
     7.43%* notes, due in installments through 2020         29,301       40,805
     6.50% note, due in installments through 2001            9,308       12,040
     6.15%* capital lease obligations, due
      through 2003                                           6,747        1,368
--------------------------------------------------------------------------------
        Total subsidiaries                                 728,711      769,831
--------------------------------------------------------------------------------
Total long-term debt                                     2,611,010    2,664,785
Less current maturities                                     53,010       55,244
--------------------------------------------------------------------------------
Long-term debt, excluding current maturities          $  2,558,000    2,609,541
================================================================================
* weighted average interest rate at December 31, 1998

   The approximate annual debt maturities for the five years subsequent to December 31, 1998 are as follows: 1999 - $53.0 million; 2000 - $62.6 million; 2001 - $144.5 million; 2002 - $735.0 million; and 2003 - $67.5 million.

   Short-term borrowings of $40.0 million at December 31, 1998 were classified as long-term debt on the accompanying balance sheet as the Company had adequate committed amounts available under long-term revolving facilities.

   Certain of the Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters. At December 31, 1998, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.

   The transfer of funds from certain consolidated subsidiaries to Century is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to Century, but may pay dividends if certain financial ratios are met. At December 31, 1998, restricted net assets of subsidiaries were $604.4 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $726.1 million.

   Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

   On January 15, 1998, Century issued $100 million of 7-year, 6.15% senior notes (Series E); $240 million of 10-year, 6.3% senior notes (Series F); and $425 million of 30-year, 6.875% debentures (Series G) under its shelf registration statements. The net proceeds of approximately $758 million (excluding payment obligations of approximately $40 million related to interest rate hedging effected in connection with the offering) were used to reduce the bank indebtedness incurred under the Senior Credit Facility. In addition, the Senior Credit Facility's committed amount was reduced from $1.6 billion to $880 million in accordance with its terms. This facility carries floating rate interest based upon London InterBank Offered Rates for short-term periods.

   In mid-January 1998 the Company settled numerous interest rate hedge contracts that had been entered into in anticipation of the above-mentioned debt issuances. The amounts paid by the Company upon settlement of the hedge contracts aggregated approximately $40 million, which is being amortized as interest expense over the lives of the underlying debt instruments. The effective weighted average interest rate of the debt (after giving consideration to these payment obligations) is 7.15%. In March 1998 the Company paid approximately $250,000 upon settlement of its remaining interest rate hedge contracts.

   Century's telephone subsidiaries had approximately $135.1 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1998. Approximately $332.6 million of additional borrowings were available to the Company through committed lines of credit with various banks.


(7)   Deferred Credits and Other Liabilities

   Deferred credits and other liabilities at December 31, 1998 and 1997 were composed of the following:


December 31,                                           1998        1997
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)


Deferred federal and state income taxes            $ 332,151     272,290
Accrued postretirement benefit costs                 109,000      99,429
Minority interest                                     44,970      47,695
Regulatory liability - income taxes                   17,380      22,856
Deferred investment tax credits                        3,939       6,355
Other                                                 33,689      28,955
--------------------------------------------------------------------------------
                                                   $ 541,129     477,580
================================================================================

(8)   Postretirement Benefits

   The Company sponsors defined benefit health care plans that provide postretirement benefits to substantially all retired full-time employees.

   Net periodic postretirement benefit cost for 1998, 1997 and 1996 included the following components:


Year ended December 31,                               1998     1997     1996
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Service cost                                       $  5,519    2,578    2,354
Interest cost                                        10,744    5,047    4,212
Expected return on plan assets                       (3,250)    (458)       -
Amortization of unrecognized actuarial losses           430      292      475
Amortization of unrecognized prior service cost         121      121      121
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost           $ 13,564    7,580    7,162
================================================================================

   The following is a reconciliation for the benefit obligation and the plan assets.

December 31,                                          1998     1997     1996
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Change in benefit obligation
  Benefit obligation at beginning of year         $ 152,632   59,157   60,128
  Service cost                                        5,519    2,578    2,354
  Interest cost                                      10,744    5,047    4,212
  Participant contributions                             298      119       96
  Acquisition                                             -   80,166        -
  Actuarial (gain) loss                               9,720    7,789   (5,420)
  Benefits paid                                      (6,590)  (2,224)  (2,213)
--------------------------------------------------------------------------------
  Benefit obligation at end of year               $ 172,323  152,632   59,157
================================================================================

December 31,                                          1998      1997     1996
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Change in plan assets (primarily listed
 stocks and bonds)
   Fair value of plan assets at beginning
    of year                                    $    34,618         -        -
   Return on assets                                  4,080         -        -
   Employer contributions                              749         -        -
   Acquisition                                           -    34,618        -
  Benefits paid                                     (3,648)        -        -
--------------------------------------------------------------------------------
  Fair value of plan assets at end of year     $    35,799    34,618        -
================================================================================

   The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 1998, 1997 and 1996.


December 31,                                          1998      1997     1996
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Benefit obligation                             $  (172,323) (152,632) (59,157)
Fair value of plan assets                           35,799    34,618        -
Unamortized prior service cost                       1,060     1,182    1,303
Unrecognized net actuarial loss                     23,972    14,622    6,986
--------------------------------------------------------------------------------
Accrued benefit cost                           $  (111,492) (102,210) (50,868)
================================================================================

   Assumptions used in accounting for postretirement benefits as of December 31, 1998 and 1997 were:

                                                       1998         1997
--------------------------------------------------------------------------------
Weighted average assumptions
   Discount rate                                   6.5-6.75%         7.0
   Expected return on plan assets                      10.0%        10.0
--------------------------------------------------------------------------------

   For measurement purposes, a 6.0-7.4% annual rate in the per capita cost of covered health care benefits was assumed for 1999 and beyond. A one-percentage-point change in assumed health care cost rates would have the following effects:
                                         1-Percentage          1-Percentage
                                        Point Increase        Point Decrease
--------------------------------------------------------------------------------
                                              (Dollars in thousands)

Effect on total of service and
 interest cost components                $  1,012                   (934)
Effect on postretirement
 benefit obligation                      $  9,884                 (9,089)
--------------------------------------------------------------------------------


(9)   Stockholders' Equity

Common stock - At December 31, 1998, unissued shares of Century common stock were reserved as follows:

December 31,                                                      1998
--------------------------------------------------------------------------------
                                                             (In thousands)

Incentive compensation program                                   6,488
Acquisitions                                                     4,825
Employee stock purchase plan                                     1,016
Conversion of convertible preferred stock                          511
Other employee benefit plans                                     3,849
--------------------------------------------------------------------------------
                                                                16,689
================================================================================

   Under Century's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 1998, the holders of 12.6 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 1998, Century had 2.0 million shares of preferred stock, $25 par value per share, authorized. At December 31, 1998 and 1997, there were 324,238 shares of outstanding preferred stock. Holders of outstanding Century preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon Century's liquidation and vote as a single class with the holders of common stock.

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

Stock split - On February 25, 1998, Century's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1998. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from paid-in-capital to common stock on the consolidated financial statements for 1997. See Note 21 for additional information concerning a stock split in early 1999.

(10)  Earnings Per Share

   Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share give effect to all potential dilutive common shares that were outstanding during the period.

   The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                          1998        1997         1996
--------------------------------------------------------------------------------
                                                  (Dollars, except per share
                                               amounts, and shares in thousands)
Income (Numerator):
Net income                                   $ 228,757     255,978      129,077
Dividends applicable to preferred stock           (408)       (460)        (420)
--------------------------------------------------------------------------------
Net income applicable to common stock for
 computing basic earnings per share            228,349     255,518      128,657
Dividends applicable to preferred stock            408         460          420
Interest on convertible securities,
 net of taxes                                      372         480          579
--------------------------------------------------------------------------------
Net income as adjusted for purposes of
 computing diluted earnings per share        $ 229,129     256,458      129,656
================================================================================

Shares (Denominator):
Weighted average number of shares
  outstanding during period                    137,568     135,637      134,147
Employee Stock Ownership Plan shares
  not committed to be released                    (558)       (653)        (747)
--------------------------------------------------------------------------------
Weighted average number of  shares
 outstanding during period for computing
 basic earnings per share                      137,010     134,984      133,400
Incremental common shares attributable
 to dilutive securities:
   Conversion of convertible securities          1,274       1,676        1,958
   Shares issuable under stock option plan       1,821         752          622
--------------------------------------------------------------------------------
Number of shares as adjusted for purposes
 of computing diluted earnings per share       140,105     137,412      135,980
================================================================================

Basic earnings per share*                    $    1.67        1.89          .96
================================================================================

Diluted earnings per share*                  $    1.64        1.87          .95
================================================================================
*Adjusted to reflect stock split in early 1999.

   The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 3,000, 1,099,000 and 1,415,000 for 1998, 1997 and 1996,
respectively.

(11)  Stock Option Program

   Century has an incentive compensation program which allows the Board of Directors, through a subcommittee to the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms: incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 1998, Century had reserved 6.5 million shares of common stock which may be issued under the incentive compensation program.

   Under the program, options have been granted to employees at a price either equal to or exceeding the then-current market price and all of the options expire ten years after the date of grant.

   During 1998 the Company granted 121,667 options (the "1998 Options") at market price. The weighted average fair value of each of the 1998 Options was estimated as of the date of grant to be $8.88 using an option-pricing model with the following assumptions: dividend yield - .5%; expected volatility - 20%; risk-free interest rate - 4.8%; and expected option life - seven years.

   During 1997 the Company granted 1,293,909 options (the "1997 Options") at market price. The weighted average fair value of each of the 1997 Options was estimated as of the date of grant to be $5.68 using an option-pricing model with the following assumptions: dividend yield - .8%; expected volatility - 25%; risk-free interest rate - 6.5%; and expected option life - eight years.

   Stock option transactions during 1998, 1997 and 1996 were as follows:


                                                   Number       Average
                                                 of options      price
--------------------------------------------------------------------------------

Outstanding December 31, 1995                   5,929,196      $ 11.32
   Exercised                                     (657,906)        8.32
   Forfeited                                      (28,239)       13.01
---------------------------------------------------------
Outstanding December 31, 1996                   5,243,051        12.11
   Exercised                                     (889,173)       10.18
   Granted                                      1,293,909        13.51
   Forfeited                                      (38,856)       13.39
---------------------------------------------------------
Outstanding December 31, 1997                   5,608,931        12.73
   Exercised                                     (937,985)       11.41
   Granted                                        121,667        26.25
   Forfeited                                      (12,000)       13.33
---------------------------------------------------------
Outstanding December 31, 1998                   4,780,613        13.35
=========================================================

Exercisable December 31, 1997                   4,712,532        12.59
=========================================================

Exercisable December 31, 1998                   4,188,660        13.13
=========================================================

     The following tables summarize certain information about Century's stock options at December 31, 1998.

                              Options outstanding
--------------------------------------------------------------------------------
                                        Weighted average
   Range of                          remaining contractual   Weighted average
exercise prices   Number of options     life outstanding      exercise price
--------------------------------------------------------------------------------

$ 9.63-12.30         2,271,662            3.5 years           $  11.04
 13.33-17.64         2,391,554              7.1                  14.87
 23.03-26.05            67,133              9.1                  25.88
 26.98-31.54            50,264              9.1                  28.96
                     ---------
  9.63-31.54         4,780,613              7.3                  13.35
                     =========

                           Options exercisable
--------------------------------------------------------------------------------
    Range of                   Number of                 Weighted average
 exercise prices           options exercisable            exercise price
--------------------------------------------------------------------------------

$ 9.63-12.30                   2,271,662                     $  11.04
 13.33-17.64                   1,861,935                        15.27
 23.03-26.05                      31,655                        26.05
 26.98-31.54                      23,408                        28.65
                               ---------
  9.63-31.54                   4,188,660                        13.13
                               =========

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, no compensation cost has been recognized for the program. If compensation cost for Century's program had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 1998, 1997 and 1996 would have been as follows:


Year ended December 31,                         1998        1997         1996
--------------------------------------------------------------------------------
                                                   (Dollars in thousands,
                                                  except per share amounts)

Net income
   As reported                            $  228,757     255,978      129,077
   Pro forma                              $  227,113     252,773      129,077
Diluted earnings per share
   As reported                            $     1.64        1.87          .95
   Pro forma                              $     1.62        1.84          .95
--------------------------------------------------------------------------------


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

   The Company's consolidated balance sheet as of December 31, 1998 included regulatory assets of approximately $5.9 million and regulatory liabilities of approximately $16.0 million exclusive of (i) property, plant and equipment, (ii) accumulated depreciation and (iii) deferred income taxes and deferred investment tax credits associated with regulatory assets and liabilities. The $5.9 million of regulatory assets included assets established in connection with postretirement benefits ($1.0 million), income taxes ($2.1 million) and deferred financing costs ($2.7 million). The $16.0 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $3.5 million.

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

   The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, noncash charge against earnings which will be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $350 million and $400 million. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

(13)  Income Taxes

   The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 were as follows:


December 31,                                           1998        1997
---------------------------------------------------------------------------
                                                    (Dollars in thousands)

Deferred tax assets
   Postretirement benefit costs                    $  38,023      35,826
   Regulatory support                                 15,509      15,681
   Net operating loss carry forwards of an
    acquired subsidiary                                6,716       8,013
   Regulatory liability                                6,230       8,000
   Long-term debt                                      3,382       3,957
   Other employee benefits                             8,812       8,281
   Other                                               9,609       8,788
---------------------------------------------------------------------------
     Gross deferred tax assets                        88,281      88,546
     Less valuation allowance                         (6,716)     (8,013)
---------------------------------------------------------------------------
     Net deferred tax assets                          81,565      80,533
---------------------------------------------------------------------------

Deferred tax liabilities
   Property, plant and equipment, primarily
    due to depreciation differences                 (288,365)   (303,500)
   Excess cost of net assets acquired                 (8,500)     (7,177)
   Basis difference in assets to be sold             (66,998)     (3,382)
   Deferred debt costs                               (13,309)          -
   Customer base                                     (11,381)          -
   Marketable equity securities                       (8,928)    (11,840)
   Intercompany profits                               (3,128)     (3,112)
   Other                                             (13,107)    (23,812)
---------------------------------------------------------------------------
     Gross deferred tax liabilities                 (413,716)   (352,823)
---------------------------------------------------------------------------
Net deferred tax liability                         $(332,151)   (272,290)
===========================================================================

   Income tax expense for the years ended December 31, 1998, 1997 and 1996 was as follows:

Year ended December 31,                           1998       1997       1996
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Federal
   Current                                   $ 117,490    122,861     60,530
   Deferred                                     18,048     14,768      7,390
State
   Current                                      25,015     13,272      6,100
   Deferred                                     (1,852)     1,462        545
--------------------------------------------------------------------------------
                                             $ 158,701    152,363     74,565
================================================================================

   Income tax expense was allocated as follows:


Year ended December 31,                              1998      1997       1996
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Net tax expense in the consolidated
 statements of income                           $ 158,701   152,363     74,565
Stockholders' equity, primarily for
 compensation expense for tax purposes in
 excess of amounts recognized
 for financial reporting purposes                  (6,579)   (2,554)    (1,866)
--------------------------------------------------------------------------------
                                                $ 152,122   149,809     72,699
================================================================================

   The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:


December 31,                                         1998      1997       1996
--------------------------------------------------------------------------------
                                                  (Percentage of pre-tax income)


Statutory federal income tax rate                    35.0%     35.0       35.0
State income taxes, net of federal income
 tax benefit                                          3.9       2.3        2.1
Amortization of nondeductible excess cost
 of net assets acquired                               3.3       1.1        1.8
Amortization of investment tax credits                (.6)      (.4)      (1.1)
Amortization of regulatory liability                  (.6)      (.5)       (.9)
Other, net                                              -       (.2)       (.3)
--------------------------------------------------------------------------------
Effective income tax rate                            41.0%     37.3       36.6
================================================================================


(14)  Sale or Exchange of Assets

   In connection with the first quarter 1998 acquisition of Brooks Fiber Properties, Inc. ("Brooks") by MCIWorldCom, Inc. ("WorldCom"), the Company's 551,000 shares of Brooks' common stock were converted into approximately 1.0 million shares of WorldCom common stock. The Company recorded such conversion at fair value which resulted in a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.11 per diluted share). In the second quarter of 1998, the Company sold 750,000 shares of WorldCom common stock for $35.6 million cash and recorded a pre-tax gain of $8.7 million ($5.7 million after tax; $.04 per diluted share).

   In the second quarter of 1998, the Company sold its minority interests in two non-strategic cellular entities for approximately $31.0 million cash which resulted in a pre-tax gain of $21.8 million ($12.3 million after-tax; $.09 per diluted share). Additionally, in the second quarter the Company wrote off its minority investment in a start-up company.

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

   In May 1997 the Company sold its majority-owned competitive access subsidiary to Brooks in exchange for approximately 4.3 million shares of Brooks' common stock. The Company recorded a pre-tax gain of approximately $71 million ($46 million after-tax; $.34 per diluted share). In November 1997 the Company sold approximately 3.8 million shares of Brooks' common stock for $202.7 million cash and recorded a pre-tax gain of approximately $108 million ($66 million after-tax; $.48 per diluted share).

(15)  Retirement and Savings Plans

   Century sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits. In addition, as of December 31, 1998, the bargaining unit employees of a subsidiary are provided benefits under a defined benefit pension plan and substantially all of the employees of PTI are covered under a separate defined benefit pension plan.

   The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1998, 1997 and 1996.


December 31,                                        1998        1997       1996
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Benefit obligation                            $ (217,747)   (200,554)   (20,473)
Fair value of plan assets                        278,678     237,618     22,158
Unrecognized transition (asset)/obligation        (2,136)     (1,550)     2,519
Unamortized prior service cost                     1,053           -          -
Unrecognized net actuarial (gain)/loss           (57,981)    (37,731)         1
--------------------------------------------------------------------------------
Prepaid (accrued) benefit cost                $    1,867      (2,217)     4,205
================================================================================

   Net periodic pension cost for 1998, 1997 and 1996 included the following components:


Year ended December 31,                          1998      1997      1996
--------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Service cost                                 $  5,361       793       466
Interest cost                                  13,225     2,508     1,382
Expected return on plan assets                (22,925)   (5,715)   (2,273)
Recognized net gains                           (2,688)        -         -
Net amortization and deferral                    (300)    2,459       933
--------------------------------------------------------------------------------
Net periodic pension (benefit) cost          $ (7,327)       45       508
================================================================================


   The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets for the retirement and savings plans.


December 31,                                       1998        1997       1996
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Change in benefit obligation
   Benefit obligation at beginning of year    $  200,554      20,473     19,420
   Service cost                                    5,361         793        466
   Interest cost                                  13,225       2,508      1,382
   Plan amendments                                   227           -          -
   Acquisition                                         -     175,165          -
   Actuarial loss                                  8,683       2,548         95
   Benefits paid                                 (10,303)       (933)      (890)
--------------------------------------------------------------------------------
   Benefit obligation at end of year          $  217,747     200,554     20,473
================================================================================

Change in plan assets (primarily listed
 stocks and bonds)
   Fair value of plan assets at
    beginning of year                         $  237,618      22,158     18,098
   Return on plan assets                          50,720       4,237      2,274
   Employer contributions                            643         807      2,676
   Acquisition                                         -     211,349          -
   Benefits paid                                 (10,303)       (933)      (890)
--------------------------------------------------------------------------------
  Fair value of plan assets at end
    of year                                   $  278,678     237,618     22,158
================================================================================

   Assumptions used in accounting for the pension plans as of December 1998 and 1997 were:

                                                            1998        1997
--------------------------------------------------------------------------------
Discount rates                                          6.5-6.75%        7.0
Expected long-term rate of return on assets             8.0-10.0%   8.0-10.0
--------------------------------------------------------------------------------

   Century sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.

   The Company contributed $3.7 million, $2.8 million and $1.9 million to the ESBP during 1998, 1997 and 1996, respectively. At December 31, 1998, the ESBP owned 5.9 million shares of Century common stock.

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

   The ESOP had outstanding debt of $570,000 at December 31, 1998 which was applicable to shares purchased prior to 1993. Interest incurred by the ESOP on such debt was $148,000, $274,000 and $430,000 in 1998, 1997, and 1996,
respectively. The Company contributed and expensed $1.5 million, $1.8 million and $2.1 million during 1998, 1997 and 1996, respectively, with respect to such shares. Dividends on unallocated ESOP shares used for debt service by the ESOP were $69,000 in 1998, $126,000 in 1997 and $189,000 in 1996. The number of ESOP shares as of December 31, 1998 and 1997 which were purchased prior to 1993 were as follows:

December 31,                                           1998       1997
--------------------------------------------------------------------------------
                                                        (In thousands)

Allocated shares                                       3,153     3,297
Unreleased shares                                         77       320
--------------------------------------------------------------------------------
                                                       3,230     3,617
================================================================================

   The Company accounts for shares purchased subsequent to December 31, 1992 in accordance with Statement of Position 93-6 ("SOP 93-6"). Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense applicable to shares purchased subsequent to 1992 was $2.9 million for 1998, $1.5 million for 1997 and $1.4 million for 1996. The fair value of unreleased ESOP shares accounted for under SOP 93-6 was $23.2 million, $13.5 million and $9.7 million at December 31, 1998, 1997 and 1996, respectively. ESOP shares purchased subsequent to 1992 totaled 937,913, of which 422,060 were allocated and 515,853 were unreleased as of December 31, 1998.

   Century also sponsors a qualified profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plan were $8.5 million in 1998, $2.8 million in 1997 and $2.3 million in 1996.

(16)  Supplemental Cash Flow Disclosures

   The Company paid interest of $151.4 million, $48.8 million and $45.1 million during 1998, 1997 and 1996, respectively. Income taxes paid were $185.9 million in 1998, $79.3 million in 1997 and $64.1 million in 1996.

     In addition to the acquisitions of PTI and the Ameritech properties, Century has consummated the acquisitions of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1998. In connection with these acquisitions, the following assets were acquired, liabilities assumed, and common and preferred stock issued:


Year ended December 31,                          1998        1997      1996
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)


Property, plant and equipment               $   75,043   1,106,558     4,963
Excess cost of net assets acquired             145,880   1,204,284    53,220
Other investments                                5,028     119,356         -
Notes payable                                        -    (199,824)        -
Long-term debt                                       -    (527,937)   (3,273)
Deferred credits and other liabilities               -    (246,196)     (171)
Other assets and liabilities, excluding
 cash and cash equivalents                        (382)     90,889     8,021
Common stock issued                                  -      (3,316)   (8,458)
Preferred stock issued                               -           -    (7,975)
--------------------------------------------------------------------------------
Decrease in cash due to acquisitions        $  225,569   1,543,814    46,327
================================================================================

     During the second quarter of 1998, the Company sold various properties acquired in the PTI acquisition; a portion of its WorldCom stock; and certain cellular operations. See Note 14 for additional information.

   In May 1997 the Company sold its majority-owned competitive access subsidiary in exchange for approximately 4.3 million shares of publicly-traded common stock. In November 1997 approximately 85% of such stock was sold. In addition, the Company has consummated the disposition of various cellular operations, along with certain other assets, during the three years ended December 31, 1998. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:


Year ended December 31,                             1998       1997       1996
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Property, plant and equipment                 $        -    (38,481)       900
Excess cost of net assets acquired                     -       (597)         -
Marketable equity securities                     (21,923)    13,795          -
Other assets and liabilities,                    (60,525)    (7,782)       (85)
Gain on sale of assets                           (49,859)  (169,640)      (815)
--------------------------------------------------------------------------------
Increase in cash due to dispositions          $ (132,307)  (202,705)         -
================================================================================

(17)  Fair Value of Financial Instruments

   The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1998 and 1997.


                                                       Carrying         Fair
                                                        amount          value
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)

December 31, 1998
-----------------

Financial assets
   Investments
     Marketable equity securities                   $    29,496       29,496 (2)
     Other                                          $    29,813       29,813 (1)

Financial liabilities
   Long-term debt (including current
    maturities)                                     $ 2,611,010    2,708,680 (3)
   Other                                            $    32,721       32,721 (1)
--------------------------------------------------------------------------------

December 31, 1997
-----------------

Financial assets
   Investments
     Marketable equity securities                   $    40,570       40,570 (2)
     Other                                          $    22,455       24,036 (1)

Financial liabilities
   Long-term debt (including
    current maturities)                             $ 2,664,785    2,677,348 (3)
   Other                                            $    24,213       24,213 (1)

Off-balance sheet financial instruments
   Interest rate hedge contracts                    $         -      (16,061)(4)
--------------------------------------------------------------------------------
(1) Fair value was estimated by the Company.
(2) Fair value was based on quoted market prices.
(3) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.
(4) Fair value represents the estimated amounts the Company would have to pay to settle these contracts. See Note 6 for additional information related to the settlement of these contracts.

Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses - The carrying amount approximates the fair value due to the short maturity of these instruments.

(18)  Business Segments

   The Company has two reportable segments: telephone and cellular. The Company's reportable segments are strategic business units that offer different products and services.

     The Company's telephone operations are conducted in rural, suburban and small urban communities in 21 states. Approximately 86% of the Company's telephone access lines are in Wisconsin, Washington, Alaska, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. The Company's cellular customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas, Arkansas and Alaska.

                                                    Depreciation
                                        Operating       and        Operating
                                         revenues   amortization    income
--------------------------------------------------------------------------------
                                               (Dollars in thousands)
Year ended December 31, 1998
----------------------------

Telephone                              $1,091,610      262,893      333,708
Cellular                                  407,749       62,002      130,580
Other segments                             77,726        3,659       15,523
--------------------------------------------------------------------------------
Total                                  $1,577,085      328,554      479,811
================================================================================

Year ended December 31, 1997
----------------------------

Telephone                              $  530,597      115,722     173,285
Cellular                                  307,742       41,127      88,081
Other segments                             63,182        2,646       6,404
--------------------------------------------------------------------------------
Total                                  $  901,521      159,495     267,770
================================================================================

Year ended December 31, 1996
----------------------------

Telephone                              $  451,538       95,793     155,183
Cellular                                  250,243       33,573      67,914
Other segments                             47,896        2,655         199
--------------------------------------------------------------------------------
Total                                  $  749,677      132,021     223,296
================================================================================

Year ended December 31,                            1998       1997       1996
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating income                              $  479,811    267,770    223,296
Gain on sale or exchange of assets, net           49,859    169,640        815
Interest expense                                (167,552)   (56,474)   (44,662)
Income from unconsolidated cellular entities      32,869     27,794     26,952
Minority interest                                (12,797)    (5,498)    (6,675)
Other income and expense                           5,268      5,109      3,916
--------------------------------------------------------------------------------
Income before income tax expense              $  387,458    408,341    203,642
================================================================================

Year ended December 31,                            1998       1997       1996
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Capital expenditures
   Telephone                                  $  233,190    115,854    110,147
   Cellular                                       49,538     39,102     83,679
   Other segments                                 28,191     26,269     29,059
--------------------------------------------------------------------------------
Total                                         $  310,919    181,225    222,885
================================================================================

Identifiable assets
   Telephone                                  $3,674,148  3,379,376  1,174,317
   Cellular                                    1,097,789    989,729    644,587
   Other segments                                163,518    340,296    209,601
--------------------------------------------------------------------------------
Total assets                                  $4,935,455  4,709,401  2,028,505
================================================================================

   Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)  Commitments and Contingencies

   Construction expenditures and investments in vehicles, buildings and other work equipment during 1999 are estimated to be $215 million for telephone operations, $70 million for cellular operations and $60 million for corporate and other operations.

   The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(20)  Pending Dispositions

   In August 1998 the Company entered into a definitive agreement to sell the stock of the entities conducting the Company's Alaska operations to ALEC Acquisition Corporation for $415 million cash, subject to various adjustments. Proceeds from this transaction will be used to reduce debt. The Alaska transaction is anticipated to close in the second quarter of 1999, subject to regulatory approvals and various closing conditions.

   In January 1999 the Company signed definitive asset purchase agreements to sell all of the operations of the Brownsville and McAllen, Texas, cellular markets to Western Wireless Corporation for $95 million cash, subject to various adjustments. The Company is the majority owner in these markets and, therefore, will receive its proportionate share of the sale proceeds (approximately $39 million after-tax.) The transaction is expected to close in the second quarter of 1999, subject to regulatory approvals and various closing conditions.

(21)  Subsequent Event

   On February 23, 1999, Century's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1999. All per share data included in this report has been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split has been reflected as a transfer from paid-in-capital to common stock on the consolidated financial statements for 1998.

                       CENTURY TELEPHONE ENTERPRISES, INC.
                    Consolidated Quarterly Income Information

                                   First     Second     Third    Fourth
                                  quarter    quarter   quarter   quarter
--------------------------------------------------------------------------------
                            (Dollars in thousands, except per share amounts)
1998                                           (unaudited)
--------------------------------------------------------------------------------

Operating revenues              $ 371,720    388,378   401,949   415,038
Operating income                $ 110,132    121,488   128,184   120,007
Net income                      $  57,694     64,191    54,678    52,194
Diluted earnings per share*     $     .41        .46       .39       .37

1997
--------------------------------------------------------------------------------

Operating revenues              $ 198,985    210,576   218,351   273,609
Operating income                $  57,698     62,405    69,815    77,852
Net income                      $  33,135     83,176    41,433    98,234
Diluted earnings per share*     $     .24        .61       .30       .71
--------------------------------------------------------------------------------
*Adjusted to reflect stock split in early 1999. See Note 21 of Notes to
 Consolidated Financial Statements.

   Diluted earnings per share for both the first quarter and second quarter of 1998 included $.11 of net gain on sale or exchange of assets. See Note 14 for additional information.

   Diluted earnings per share for the second quarter and fourth quarter of 1997 included $.34 and $.44 per share, respectively, of gain on sale of assets. The fourth quarter of 1997 includes one month of results of operations of Pacific Telecom, Inc.


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

Name                         Age       Office(s) held with Century
----                         ---       ---------------------------

Clarke M. Williams           77        Chairman of the Board
                                         of Directors

Glen F. Post, III            46        Vice Chairman of the Board of
                                         Directors, President and
                                         Chief Executive Officer

W. Bruce Hanks               44        Executive Vice President
                                         and Chief Operating Officer

David D. Cole                41        Senior Vice President -
                                         Operational Support

Kenneth R. Cole              51        Senior Vice President -
                                         Operations

R. Stewart Ewing, Jr.        47        Senior Vice President and
                                         Principal Financial
                                         and Accounting Officer

Harvey P. Perry              54        Senior Vice President, General
                                         Counsel and Secretary

   Each of the Registrant's executive officers has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years. Mr. Hanks has served as Executive Vice President and Chief Operating Officer since November 1998, as Senior Vice President - Corporate Development and Strategy from October 1996 to October 1998 and as President - Telecommunications Services or a comparable position from 1989 to 1996. Mr. David D. Cole has served as Senior Vice President Operational Support since November 1998, as President - Wireless Group from October 1996 to October 1998 and as Vice President from 1990 to 1996. Mr. Kenneth R. Cole has served as Senior Vice President - Operations since November 1998, as President - Telephone Group from January 1995 to October 1998 and Vice President from 1983 to 1994.

   The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 1999 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       a.   Financial Statements

            (i) Consolidated Financial Statements:

                  Independent Auditors' Report on Consolidated Financial
                     Statements and Financial Statement Schedules

                  Consolidated Statements of Income for the years ended
                     December 31, 1998, 1997 and 1996

                  Consolidated Statements of Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

                  Consolidated Balance Sheets - December 31, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years
                     ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Equity for the
                     years ended December 31, 1998, 1997 and 1996

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

b.    Reports on Form 8-K.

(i) The following item was reported in a Form 8-K filed December 3, 1998.

                 Item 5. Other Events - News release announcing the acquisition of certain of Ameritech's telephone operations and related directories in Wisconsin.



            (ii) The following items were reported in a Form 8-K filed December 10, 1998.

                 Item 2. News release announcing third quarter result of operations.

c.    Exhibits:

           3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of December 2, 1996, (incorporated by reference to Exhibit 3(i) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

           3(ii) Registrant's Bylaws, as amended through October 7, 1998 (incorporated by reference to Exhibit 3(ii) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

           4.6 Resolutions designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

           4.7 Form of Senior Notes described in 4.5 and 4.6 above (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

           4.8 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 28, 1997, among Registrant, the lenders named therein, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

           4.9 Resolutions designating the terms and conditions of the Company's 6.15% Senior Notes, Series E, due 2005; 6.30% Senior Notes, Series F, due 2008; and 6.875% Debentures, Series G, due 2028, (incorporated by reference to exhibit
                     4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

           4.10 Form of Board Resolution to be used in designating and authorizing the terms and conditions of any series of
                     Senior Debt Securities issuable under the Company's shelf registration statement (incorporated by reference to
                     Exhibit 4.3 of the Company's Registration Statement on Form S-3, Registration No. 333-42013).

           4.11 Form of Senior Debt Securities described in 4.9 above (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-3, Registration No. 333-42013).

           4.12 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

           10.1      Employee Benefit Plans

                     (a) Registrant's  Employee Stock  Ownership Plan and Trust,
                         as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit
                         10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorporated by reference to
                         Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated March 18, 1997 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997), and amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), and amendment thereto dated December 29, 1998, included elsewhere herein.

                     (b) Registrant's  Stock  Bonus Plan,  PAYSOP and Trust,  as
                         amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1995), amendment thereto dated July 11, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to
                         Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997), and amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), and amendment thereto dated December 29, 1998, included elsewhere herein.

                     (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, effective January 1, 1998 and amendment thereto dated December 29, 1998, both included elsewhere herein.

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

                     (q) Registrant's Amended and Restated  Supplemental Dollars
                         & Sense Plan, effective as of January 1, 1999, included elsewhere herein.

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

                     (u) Form  of  Stock  Option  Agreement,  pursuant  to  1995
                         Incentive Compensation Plan and dated as of February 24, 1997, entered into by Registrant and its officers (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (v) Registrant's  Chairman/Chief Executive Officer
                         Short-Term Incentive Program (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                     (w) Amended and Restated  Restricted  Stock and Performance
                         Share Agreement, pursuant to 1995 Incentive Compensation Plan, dated as of February 24, 1998 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                     (x) Form  of  Restricted   Stock  and   Performance   Share
                         Agreement, pursuant to 1995 Incentive Compensation Plan, dated as of February 24, 1998 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1998).

                     (y) Registrant's   Supplemental   Defined   Benefit   Plan,
                         effective as of January 1, 1999, included elsewhere herein.

                     (z) Registrant's  Amended  and  Restated  Retirement  Plan,
                         effective as of January 1, 1999, included elsewhere herein.

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

                     (c) Form of Amended and Restated  Severance  Agreement,  by
                         and between Registrant and three of its officers who are not executive officers, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.2(c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

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

           10.3      Other Agreements

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

                     (b) Purchase   Agreement  by  and  among  ALEC  Acquisition
                         Corporation, CenturyTel of the Northwest, Inc. and CenturyTel Wireless, Inc., dated August 14, 1998 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

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

                               CENTURY TELEPHONE ENTERPRISES, INC.


Date:    March 15, 1999                     By: /s/ Clarke M. Williams
                                                ----------------------
                                                Clarke M. Williams
                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ Clark M. Williams
-------------------------     Chairman of the Board
Clarke M. Williams              of Directors               March 15, 1999


                              Vice Chairman of the
/s/ Glen F. Post, III           Board of Directors,
-------------------------       President, and Chief
Glen F. Post, III               Executive Officer          March 15, 1999



/s/ R. Stewart Ewing, Jr.     Senior Vice President
-------------------------       and Principal Financial
R. Stewart Ewing, Jr            and Accounting Officer     March 15, 1999



/s/ Harvey P. Perry           Senior Vice President,
------------------------        General Counsel,
Harvey P. Perry                 Secretary and Director     March 15, 1999



/s/ W. Bruce Hanks            Executive Vice President,
------------------------        Chief Operating Officer
W. Bruce Hanks                  and Director               March 15, 1999


/s/ William R. Boles, Jr.
------------------------
William R. Boles, Jr.         Director                     March 15, 1999


/s/ Virginia Boulet
------------------------
Virginia Boulet               Director                     March 15,1999


/s/ Ernest Butler, Jr.
-------------------------
Ernest Butler, Jr.            Director                     March 15, 1999


/s/ Calvin Czeschin
------------------------
Calvin Czeschin               Director                     March 15, 1999


/s/ James B. Gardner
------------------------
James B. Gardner              Director                     March 15, 1999


/s/ R. L. Hargrove, Jr.
------------------------
R. L. Hargrove, Jr.           Director                     March 15, 1999


/s/ Johnny Hebert
------------------------
Johnny Hebert                 Director                     March 15, 1999


/s/ F. Earl Hogan
------------------------
F. Earl Hogan                 Director                     March 15, 1999


/s/ C. G. Melville, Jr.
------------------------
C. G. Melville, Jr.           Director                     March 15, 1999


/s/ Jim D. Reppond
------------------------
Jim D. Reppond                Director                     March 15, 1999

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME


                                                      Year ended December 31,
------------------------------------------------------------------------------
                                                    1998      1997       1996
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

REVENUES                                       $  16,055     9,666       6,520
------------------------------------------------------------------------------

EXPENSES
      Operating expenses                          15,788     9,088       6,071
      Depreciation and amortization               31,842     9,401       7,286
------------------------------------------------------------------------------
         Total expenses                           47,630    18,489      13,357
------------------------------------------------------------------------------

OPERATING LOSS                                   (31,575)   (8,823)     (6,837)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
      Gain on sales of assets                     28,085   172,537           -
      Loss on investment                               -         -      (1,100)
      Interest expense                          (131,309)  (49,738)    (36,709)
      Interest income                             40,005    28,697      28,884
------------------------------------------------------------------------------
         Total other income (expense)            (63,219)  151,496      (8,925)
------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
   EQUITY IN SUBSIDIARIES' EARNINGS              (94,794)  142,673     (15,762)

Income tax benefit (expense)                      21,857   (55,591)      4,467
------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EQUITY IN
   SUBSIDIARIES' EARNINGS                        (72,937)   87,082     (11,295)

Equity in subsidiaries' earnings                 301,694   168,896     140,372
------------------------------------------------------------------------------
NET INCOME                                     $ 228,757   255,978     129,077
==============================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                             December 31,
------------------------------------------------------------------------------
                                                        1998             1997
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
      Cash and cash equivalents                   $     6,540           28,300
      Receivables from subsidiaries                   142,912           76,931
      Other receivables                                23,906              792
      Prepayments and other                               259               28
------------------------------------------------------------------------------
         Total current assets                         173,617          106,051
------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
      Property and equipment                            1,162            1,236
      Accumulated depreciation                           (676)            (744)
------------------------------------------------------------------------------
         Net property, plant and equipment                486              492
------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
      Investments in subsidiaries (at equity)       3,170,861        2,706,066
      Receivables from subsidiaries                   514,366          655,398
      Other investments                                42,418           75,546
      Deferred charges                                 58,073            5,878
------------------------------------------------------------------------------
         Total investments and other assets         3,785,718        3,442,888
------------------------------------------------------------------------------
TOTAL ASSETS                                      $ 3,959,821        3,549,431
==============================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
      Current maturities of long-term debt        $    30,046           11,486
      Payables to subsidiaries                        365,517          218,993
      Accrued interest                                 27,711           11,088
      Other accrued liabilities                        23,475           41,628
------------------------------------------------------------------------------
         Total current liabilities                    446,749          283,195
------------------------------------------------------------------------------
LONG-TERM DEBT                                      1,852,253        1,883,467
------------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                               32,406           46,371
------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                 96,931           36,126
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
      Common stock, $1.00 par value, authorized
         175,000,000 shares, issued and outstanding
         138,082,926* and 91,103,674 shares           138,083           91,104
      Paid-in capital                                 451,535          469,586
      Unrealized holding gain on investments,
         net of taxes                                   7,217           11,893
      Retained earnings                               932,611          728,033
      Unearned ESOP shares                             (6,070)          (8,450)
      Preferred stock - non-redeemable                  8,106            8,106
------------------------------------------------------------------------------
         Total stockholders' equity                 1,531,482        1,300,272
------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                      $ 3,959,821        3,549,431
==============================================================================
 * Adjusted to reflect stock split in early 1999.

See accompanying notes to condensed financial information of registrant.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                       CENTURY TELEPHONE ENTERPRISES, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                     Year ended December 31,
------------------------------------------------------------------------------
                                                  1998        1997       1996
------------------------------------------------------------------------------
                                                     (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                               $   228,757     255,978    129,077
   Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization              31,842       9,401      7,286
      Deferred income taxes                      12,902       8,068      2,934
      Earnings of subsidiaries                 (301,694)   (168,896)  (140,372)
      Gain on sale of assets                    (28,085)   (172,537)         -
      Changes in current assets and
       current liabilities:
         Other receivables                      (23,114)     11,615     (2,639)
         Other accrued liabilities              (40,535)     35,754        329
         Other current assets and
          liabilities, net                       37,754       8,412      3,998
      Other, net                                  9,724         958      3,297
------------------------------------------------------------------------------
         Net cash provided by (used in)
          operating activities                  (72,449)    (11,247)     3,910
------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Acquisitions                                (225,569) (1,283,291)   (46,327)
   Capital contributions to subsidiaries              -     (16,634)   (20,179)
   Dividends received from subsidiaries         116,906     117,499        473
   Receivables from subsidiaries                303,221    (235,772)   (45,945)
   Payables to subsidiaries                     (90,319)      9,738     97,908
   Proceeds from sales of assets                 40,778     202,705          -
   Investment in unconsolidated personal
    communications services entity                    -           -     18,900
   Note receivable                                    -      22,500      1,667
   Other, net                                   (28,046)    (14,959)    (4,425)
------------------------------------------------------------------------------
         Net cash provided by (used in)
          investing activities                  116,971  (1,198,214)     2,072
------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt     950,000  1,297,435      47,500
   Payments of long-term debt                  (960,274)  (52,214)    (42,357)
   Payment of hedge contracts                   (40,237)         -           -
   Proceeds from issuance of common stock        15,033     14,156      10,089
   Payment of debt issuance costs                (6,625)
   Cash dividends paid                          (24,179)   (22,671)    (21,775)
------------------------------------------------------------------------------
         Net cash provided by (used in)
          financing activities                  (66,282) 1,236,706      (6,543)
------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                               (21,760)    27,245        (561)

Cash and cash equivalents at
 beginning of year                               28,300      1,055       1,616
------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR    $     6,540     28,300       1,055
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



(A)  LONG-TERM DEBT

     The approximate annual debt maturities for the five years subsequent to December 31, 1998 are as follows:

                               1999 -  $  30.0 million
                               2000 -  $  37.4 million
                               2001 -  $  56.6 million
                               2002 -  $ 688.8 million
                               2003 -  $   3.8 million

(B)  GUARANTEES

     As of December 31, 1998, Century has guaranteed a promissory note for a subsidiary of $2.0 million, as well as the applicable interest and premium.

(C)  DIVIDENDS FROM SUBSIDIARIES

     Dividends paid to Century by consolidated subsidiaries were $116.9 million, $117.5 million and $472,800 during 1998, 1997 and 1996, respectively.

(D)  INCOME TAXES AND INTEREST PAID

     Income  taxes  paid  by  Century   (including   amounts   reimbursed   from
subsidiaries) were $162.0 million, $71.8 million and $56.0 million during 1998, 1997, and 1996 respectively.

     Interest paid by Century was $114.7 million, $42.4 million and $37.3 million during 1998, 1997 and 1996, respectively.

(E)  AFFILIATED TRANSACTIONS

     Century provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. Century recorded intercompany interest income of $39.7 million, $26.6 million and $26.4 million in 1998, 1997 and 1996, respectively.

(F)   SUBSEQUENT EVENT

     On February 23, 1999, Century's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1999. An amount equal to the par value of the additional common shares issued pursuant to the stock split has been reflected as a transfer from paid-in-capital to common stock on the Condensed Financial Information of Registrant for 1998.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       CENTURY TELEPHONE ENTERPRISES, INC.

              For the years ended December 31, 1998, 1997 and 1996

                                   Additions
                       Balance at  charged to  Deductions              Balance
                       beginning   costs and   from         Other       at end
Description            of period   expenses   allowance(1) changes(2)  of period
--------------------------------------------------------------------------------
                                        (Dollars in thousands)

Year ended December 31, 1998
   Allowance for
    doubtful accounts    $ 5,954    13,951    (15,775)      25         4,155

Year ended December 31, 1997
   Allowance for
    doubtful accounts    $ 3,327    11,838     (9,975)     764         5,954

Year ended December 31, 1996
   Allowance for
    doubtful accounts    $ 2,768    10,155     (9,662)      66         3,327


(1) Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.