Form 10-Q
period 1999-03-31
CENTURY TELEPHONE ENTERPRISES INC
filed 1999-05-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                         Commission File Number: 1-7784


                                CENTURYTEL, INC.
             (Exact name of registrant as specified in its charter)

                       CENTURY TELEPHONE ENTERPRISES, INC.
                   (Former name, if changed since last report)


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

                                                          [X] Yes    [  ] No

   As of April 30, 1999, there were 139,318,179 shares of common stock outstanding.



                               CENTURYTEL, INC.

                              TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------

Part I.     Financial Information:

   Financial Statements

      Consolidated Statements of Income--Three Months
         Ended March 31, 1999 and 1998                                      3

      Consolidated Statements of Comprehensive Income--
         Three Months Ended March 31, 1999 and 1998                         4

      Consolidated Balance Sheets--March 31, 1999 and
         December 31, 1998                                                  5

      Consolidated Statements of Stockholders' Equity--
         Three Months Ended March 31, 1999 and 1998                         6

      Consolidated Statements of Cash Flows--
         Three Months Ended March 31, 1999 and 1998                         7

      Notes to Consolidated Financial Statements                          8-9

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      10-18

   Quantitative and Qualitative Disclosures About Market Risk              19

Part II.    Other Information:

   Exhibits and Reports on Form 8-K                                        20

Signature                                                                  21



                          PART I. FINANCIAL INFORMATION
                                CENTURYTEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three months
                                                            ended March 31,
----------------------------------------------------------------------------
                                                          1999          1998
----------------------------------------------------------------------------
                                                         (Dollars, except per
                                                          share amounts, and
                                                         shares in thousands)

OPERATING REVENUES
   Telephone                                           $292,961      259,813
   Cellular                                              98,471       94,166
   Other                                                 22,824       17,741
----------------------------------------------------------------------------
     Total operating revenues                           414,256      371,720
----------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses                 193,652      182,394
   Depreciation and amortization                         89,981       79,194
----------------------------------------------------------------------------
     Total operating expenses                           283,633      261,588
----------------------------------------------------------------------------

OPERATING INCOME                                        130,623      110,132
----------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (42,241)     (42,809)
   Gain on sale or exchange of assets                    10,358       24,343
   Income from unconsolidated cellular entities           6,845        6,877
   Minority interest                                     (3,310)      (2,643)
   Other income and expense                               2,180          604
----------------------------------------------------------------------------
     Total other income (expense)                       (26,168)     (13,628)
----------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                        104,455       96,504
   Income tax expense                                    43,350       38,810
----------------------------------------------------------------------------

NET INCOME                                             $ 61,105       57,694
============================================================================

BASIC EARNINGS PER SHARE*                              $    .44          .42
============================================================================

DILUTED EARNINGS PER SHARE*                            $    .43          .41
============================================================================

DIVIDENDS PER COMMON SHARE*                            $   .045         .043
============================================================================

AVERAGE BASIC SHARES OUTSTANDING*                       138,086      136,442
============================================================================

AVERAGE DILUTED SHARES OUTSTANDING*                     141,028      139,376
============================================================================

* Reflects March 1999 stock split.  See Note 4.

See accompanying notes to consolidated financial statements.


                               CENTURYTEL, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)

                                                               Three months
                                                              ended March 31,
-----------------------------------------------------------------------------
                                                            1999         1998
-----------------------------------------------------------------------------
                                                         (Dollars in thousands)

Net income                                               $ 61,105     57,694
-----------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Unrealized holding gains arising during period,
    net of $1,116 and $4,836 tax                            2,073      8,980
   Reclassification adjustment for gains
    included in net income, net of $3,625 and $7,967 tax   (6,733)   (14,795)
-----------------------------------------------------------------------------
Other comprehensive income, net of $2,509 and $3,131 tax   (4,660)    (5,815)
-----------------------------------------------------------------------------

Comprehensive income                                     $ 56,445     51,879
=============================================================================

See accompanying notes to consolidated financial statements.


                               CENTURYTEL, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                         March 31, December 31,
                                                            1999        1998
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                            $    4,085        5,742
   Accounts receivable, less allowance of
    $4,300 and $4,155                                      193,714      185,398
   Materials and supplies, at average cost                  24,813       23,709
   Other                                                    10,133       11,389
-------------------------------------------------------------------------------
                                                           232,745      226,238
-------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                        2,332,240    2,351,453
-------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less
    accumulated amortization of $145,710
    and $133,135                                         1,941,127    1,956,701
   Other                                                   391,057      401,063
-------------------------------------------------------------------------------
                                                         2,332,184    2,357,764
-------------------------------------------------------------------------------
                                                        $4,897,169    4,935,455
===============================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                 $   54,611       53,010
   Accounts payable                                         84,559       87,627
   Accrued expenses and other liabilities
     Salaries and benefits                                  40,612       36,900
     Taxes                                                  75,805       33,411
     Interest                                               22,856       36,926
     Other                                                  22,828       24,249
   Advance billings and customer deposits                   33,651       32,721
-------------------------------------------------------------------------------
                                                           334,922      304,844
-------------------------------------------------------------------------------

LONG-TERM DEBT                                           2,426,028    2,558,000
-------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                     539,798      541,129
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     175,000,000 shares, issued and outstanding
     139,272,323 and 138,082,926 shares                    139,272      138,083
   Paid-in capital                                         464,722      451,535
   Accumulated other comprehensive income -
     unrealized holding gain on investments,
     net of taxes                                            2,557        7,217
   Retained earnings                                       987,394      932,611
   Unearned ESOP shares                                     (5,630)      (6,070)
   Preferred stock - non-redeemable                          8,106        8,106
-------------------------------------------------------------------------------
                                                         1,596,421    1,531,482
-------------------------------------------------------------------------------
                                                        $4,897,169    4,935,455
===============================================================================
See accompanying notes to consolidated financial statements.

                               CENTURYTEL, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (UNAUDITED)

                                                               Three months
                                                              ended March 31,
------------------------------------------------------------------------------
                                                             1999        1998
------------------------------------------------------------------------------
                                                          (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                        $ 138,083*     91,104
   Conversion of convertible securities into
     common stock                                              254         169
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                 935         247
   Issuance of common stock for acquisition                      -          28
------------------------------------------------------------------------------
   Balance at end of period                                139,272      91,548
------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                          451,535*    469,586
   Conversion of convertible securities into
     common stock                                            3,046       3,131
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans               9,688       4,125
   Issuance of common stock for acquisition                      -       1,059
   Amortization of unearned compensation and other             453         472
-------------------------------------------------------------------------------
   Balance at end of period                                464,722     478,373
-------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                            7,217      11,893
   Change in unrealized holding gain on investments,
     net of reclassification adjustment                     (4,660)     (5,815)
-------------------------------------------------------------------------------
   Balance at end of period                                  2,557       6,078
-------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                          932,611     728,033
   Net income                                               61,105      57,694
   Cash dividends declared
     Common stock-$.045 and $.043 per
       share, respectively*                                 (6,220)     (5,911)
     Preferred stock                                          (102)       (102)
-------------------------------------------------------------------------------
   Balance at end of period                                987,394     779,714
-------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                           (6,070)     (8,450)
   Release of ESOP shares                                      440         440
-------------------------------------------------------------------------------
   Balance at end of period                                 (5,630)     (8,010)
-------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                    8,106       8,106
-------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                              $1,596,421   1,355,809
===============================================================================

* Reflects March 1999 stock split.  See Note 4.
See accompanying notes to consolidated financial statements.


                               CENTURYTEL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                             1999        1998
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

OPERATING ACTIVITIES
   Net income                                             $ 61,105      57,694
   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                          89,981      79,194
     Gain on sale or exchange of assets                    (10,358)    (24,343)
     Deferred income taxes                                   2,516      26,599
     Income from unconsolidated cellular entities           (6,845)     (6,877)
     Minority interest                                       3,310       2,643
     Changes in current assets and current liabilities:
       Accounts receivable                                  (8,316)     45,234
       Accounts payable                                     (3,068)    (10,627)
       Other accrued taxes                                  42,394     (29,614)
       Other current assets and other current
         liabilities, net                                  (10,697)      3,316
   Increase in other noncurrent liabilities                    860       7,660
   Other, net                                               (1,290)     (4,021)
-------------------------------------------------------------------------------

     Net cash provided by operating activities             159,592     146,858
-------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment              (63,001)    (58,202)
   Acquisitions, net of cash acquired                            -      (5,000)
   Proceeds from sale of assets                             20,056      10,177
   Purchase of life insurance investment                    (1,561)     (7,180)
   Other, net                                                5,409       6,446
-------------------------------------------------------------------------------

     Net cash used in investing activities                 (39,097)    (53,759)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                  7,779     783,000
   Payments of long-term debt                             (134,269)   (838,582)
   Payment upon settlement of hedge contracts                    -     (40,237)
   Payment of deferred debt issuance costs                       -      (6,625)
   Proceeds from issuance of common stock                   10,434       4,374
   Cash dividends                                           (6,322)     (6,013)
   Other, net                                                  226         271
-------------------------------------------------------------------------------

     Net cash used in financing activities                (122,152)   (103,812)
------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                   (1,657)    (10,713)

Cash and cash equivalents at beginning of period             5,742      26,017
-------------------------------------------------------------------------------

Cash and cash equivalents at end of period                $  4,085      15,304
===============================================================================

Supplemental cash flow information:
   Income taxes paid                                      $  2,947      47,313
===============================================================================

   Interest paid                                          $ 56,311      36,240
===============================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


(1) Basis of Financial Reporting

    The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    The unaudited financial information for the three months ended March 31, 1999 and 1998 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2) Net Property, Plant and Equipment

    Net property, plant and equipment is composed of the following:

                                                        March 31,   Dec. 31,
                                                          1999        1998
----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Telephone, at original cost                         $  3,692,537    3,660,252
Accumulated depreciation                              (1,718,912)  (1,661,315)
-----------------------------------------------------------------------------
                                                       1,973,625    1,998,937
-----------------------------------------------------------------------------
Cellular, at cost                                        435,379      428,984
Accumulated depreciation                               ( 190,769)    (178,569)
-----------------------------------------------------------------------------
                                                         244,610      250,415
-----------------------------------------------------------------------------

Corporate and other, at cost                             214,724      200,422
Accumulated depreciation                                (100,719)     (98,321)
-----------------------------------------------------------------------------
                                                         114,005      102,101
-----------------------------------------------------------------------------
                                                    $  2,332,240    2,351,453
-----------------------------------------------------------------------------

(3) Earnings from Unconsolidated Cellular Entities

    The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 1999 and 1998) were accounted for by the equity method.

                                                            Three months
                                                           ended March 31,
----------------------------------------------------------------------------
                                                          1999        1998
----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Results of operations
   Revenues                                           $ 328,540     323,584
   Operating income                                   $ 108,541     101,346
   Net income                                         $ 108,394      96,449
----------------------------------------------------------------------------

(4) Stock Split

    On February 23, 1999, the Company's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend distributed on March 31, 1999. Shares outstanding and per share data for the three months ended March 31, 1998 have been restated to reflect this stock split.

(5) Sale or Exchange of Asset

    In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after-tax; $.04 per diluted share) due to the sale of its remaining common shares of MCIWorldCom, Inc.

(6)   Business Segments

    The Company has two separately reportable business segments: telephone and cellular. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

                                                            Three months
                                                           ended March 31,
---------------------------------------------------------------------------
                                                          1999        1998
---------------------------------------------------------------------------

Operating revenues
   Telephone segment                                  $ 292,961     259,813
   Cellular segment                                      98,471      94,166
   Other operations                                      22,824      17,741
---------------------------------------------------------------------------
                                                      $ 414,256     371,720
===========================================================================

Operating income
   Telephone segment                                  $  95,298      76,843
   Cellular segment                                      30,383      29,655
   Other operations                                       4,942       3,634
---------------------------------------------------------------------------
                                                      $ 130,623     110,132
===========================================================================

Operating income                                      $ 130,623     110,132
Interest expense                                        (42,241)   (42,809)
Gain on sale or exchange of assets                       10,358      24,343
Income from unconsolidated cellular entities              6,845       6,877
Minority interest                                        (3,310)     (2,643)
Other income and expense                                  2,180         604
---------------------------------------------------------------------------
Income before income tax expense                      $ 104,455      96,504
===========================================================================

                                CENTURYTEL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations which might be expected for the entire year.

    CenturyTel and its subsidiaries (the "Company") is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At March 31, 1999, the Company's local exchange telephone subsidiaries operated over 1.3 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated cellular entities had more than 638,000 cellular subscribers. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone operations serving 86,000 access lines in northern and central Wisconsin and the related telephone directories for approximately $221 million cash. The operations of the former Ameritech properties are included in the Company's results of operations beginning December 1, 1998.

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


                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 1999 Compared
                      to Three Months Ended March 31, 1998

    Net income (excluding after-tax gain on sale or exchange of assets) for the first quarter of 1999 was $54.4 million compared to $41.9 million during the first quarter of 1998. Diluted earnings per share (excluding after-tax gain on sale or exchange of assets) increased to $.39 during the three months ended March 31, 1999 from $.30 during the three months ended March 31, 1998, a 30.0% increase.

                                                              Three months
                                                             ended March 31,
------------------------------------------------------------------------------
                                                           1999           1998
------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                          shares in thousands)

Operating income
    Telephone                                         $  95,298         76,843
    Cellular                                             30,383         29,655
    Other                                                 4,942          3,634
------------------------------------------------------------------------------
                                                        130,623        110,132
Interest expense                                        (42,241)       (42,809)
Gain on sale or exchange of assets                       10,358         24,343
Income from unconsolidated cellular entities              6,845          6,877
Minority interest                                        (3,310)        (2,643)
Other income and expense                                  2,180            604
Income tax expense                                      (43,350)       (38,810)
------------------------------------------------------------------------------
Net income                                            $  61,105         57,694
==============================================================================

Basic earnings per share                              $     .44            .42
==============================================================================

Diluted earnings per share                            $     .43            .41
==============================================================================

Average basic shares outstanding                        138,086        136,442
==============================================================================

Average diluted shares outstanding                      141,028        139,376
==============================================================================

    Contributions to operating revenues and operating income by the Company's telephone, cellular, and other operations for the three months ended March 31, 1999 and 1998 were as follows:

                                                               Three months
                                                              ended March 31,
-----------------------------------------------------------------------------
                                                             1999       1998
-----------------------------------------------------------------------------

Operating revenues
    Telephone operations                                    70.7 %      69.9
    Cellular operations                                     23.8 %      25.3
    Other operations                                         5.5 %       4.8

Operating income
    Telephone operations                                    72.9 %      69.8
    Cellular operations                                     23.3 %      26.9
    Other operations                                         3.8 %       3.3
-----------------------------------------------------------------------------

Telephone Operations

                                                               Three months
                                                              ended March 31,
-----------------------------------------------------------------------------
                                                             1999       1998
-----------------------------------------------------------------------------
                                                         (Dollars in thousands)

Operating revenues
    Local service                                        $  90,657     78,126
    Network access                                         167,155    151,178
    Other                                                   35,149     30,509
-----------------------------------------------------------------------------
                                                           292,961    259,813
-----------------------------------------------------------------------------
Operating expenses
    Plant operations                                        67,022     56,659
    Customer operations                                     21,894     22,816
    Corporate and other                                     36,919     39,783
    Depreciation and amortization                           71,828     63,712
-----------------------------------------------------------------------------
                                                           197,663    182,970
-----------------------------------------------------------------------------

Operating income                                         $  95,298     76,843
=============================================================================


    Telephone operating income increased $18.5 million (24.0%) due to an increase in operating revenues of $33.1 million (12.8%) which more than offset an increase in operating expenses of $14.7 million (8.0%).

    Of the $33.1 million increase in operating revenues, $11.2 million was attributable to the properties acquired from Ameritech. The remaining $21.9 million increase in revenues was partially due to a $4.6 million increase which resulted from internal growth in number of customer access lines; a $3.9 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; a $3.4 million increase due to increased minutes of use; a $2.3 million increase resulting from favorable prior period revenue settlements; a $2.2 million increase in amounts received from the federal Universal Service Fund; and a $1.8 million increase from the provision of Internet access.

    Plant operations expenses increased $10.4 million (18.3%), of which $2.1 million was attributable to the properties acquired from Ameritech. The remaining $8.3 million increase was primarily due to a $4.5 million increase in repair and maintenance expenses; a $2.4 million increase in network operations expenses; and a $922,000 increase in expenses associated with the Company's Internet business.

    During the first quarter of 1999 customer operations expenses decreased $922,000 (4.0%) primarily due to a $1.4 million decrease is salaries and benefits partially offset by a $724,000 increase attributable to the properties acquired from Ameritech.

    Corporate and other expenses decreased $2.9 million (7.2%) primarily due to a $2.7 million decrease in salaries and benefits and a $878,000 decrease in certain operating taxes. Such decreases were partially offset by a $1.2 million increase attributable to the properties acquired from Ameritech.

    Depreciation and amortization increased $8.1 million, of which $3.9 million was attributable to the properties acquired from Ameritech. The remainder of the increase was primarily due to higher levels of plant in service ($2.0 million) and higher recurring rates or nonrecurring depreciation charges which have been approved or are anticipated to be approved for certain subsidiaries ($1.9 million).


Cellular Operations and Income From Unconsolidated Cellular Entities

                                                            Three months
                                                           ended March 31,
----------------------------------------------------------------------------
                                                          1999        1998
----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Operating income - cellular operations                 $ 30,383       29,655
Minority interest                                        (3,329)      (2,643)
Income from unconsolidated cellular entities              6,845        6,877
----------------------------------------------------------------------------
                                                       $ 33,899       33,889
============================================================================

    The Company's cellular operations (discussed below) reflect 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities."

Cellular Operations

                                                               Three months
                                                              ended March 31,
------------------------------------------------------------------------------
                                                               1999     1998
                                                          (Dollars in thousands)
------------------------------------------------------------------------------
Operating revenues
   Service revenues                                        $ 95,976    92,098
   Equipment sales                                            2,495     2,068
-----------------------------------------------------------------------------
                                                             98,471    94,166
-----------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                     4,381     3,696
   System operations                                         13,303    14,252
   General, administrative and customer service              19,160    18,381
   Sales and marketing                                       14,013    13,642
   Depreciation and amortization                             17,231    14,540
-----------------------------------------------------------------------------
                                                             68,088    64,511
-----------------------------------------------------------------------------

Operating income                                           $ 30,383    29,655
=============================================================================

    Cellular operating income increased $728,000 (2.5%) to $30.4 million in the first quarter of 1999 from $29.7 million in the first quarter of 1998. Cellular operating revenues increased $4.3 million (4.6%) while operating expenses increased $3.6 million (5.5%).

    The $3.9 million increase in service revenues was primarily due to increased roaming usage.

    The following table illustrates the growth in the Company's cellular customer base in its majority-owned markets:

                                                             Three months
                                                            ended March 31,
---------------------------------------------------------------------------
                                                            1999      1998
---------------------------------------------------------------------------

Customers at beginning of period                          624,119   569,983
Gross units added internally                               52,982    48,676
Disconnects                                                38,109    42,262
Net units added                                            14,873     6,414
Customers at end of period                                638,992   576,397
===========================================================================

    The average monthly cellular service revenue per customer declined to $51 during the first quarter of 1999 from $54 during the first quarter of 1998 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers and pricing/promotional rate reductions. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

    System operations expenses decreased $949,000 (6.7%) primarily due to a $1.6 million decrease in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in rates. Such decrease was partially offset by a $830,000 increase associated with operating a greater number of cell sites.

    General, administrative and customer service expenses increased $779,000 (4.2%) due to a $2.9 million increase in general office expenses partially offset by a $2.4 million decrease in the provision for doubtful accounts.

    The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 2.00% for the first quarter of 1999 and 2.46% for the first quarter of 1998.

    Sales and marketing expenses increased $371,000 (2.7%) primarily due to a $1.2 million increase in advertising and sales promotions expenses and a $630,000 increase in costs incurred in selling products and services in retail locations. Such increases were substantially offset by a $1.4 million decrease in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1999 as compared to 1998.

    Depreciation and amortization increased $2.7 million (18.5%), of which $1.5 million was due to a higher level of plant in service and $1.2 million was due to an increase in amortization of intangibles.


Other Operations

                                                            Three months
                                                           ended March 31,
----------------------------------------------------------------------------
                                                          1999        1998
----------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues
   Long distance                                       $ 17,030      11,264
   Call center                                            2,444       2,599
   Other                                                  3,350       3,878
----------------------------------------------------------------------------
                                                         22,824      17,741

Operating expenses
   Cost of sales and operating expenses                  16,960      13,165
   Depreciation and amortization                            922         942
----------------------------------------------------------------------------
                                                         17,882     14,107
----------------------------------------------------------------------------

Operating income                                         $4,942      3,634
============================================================================


    Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or cellular segments, including but not limited to the Company's nonregulated long distance and call center operations. The $5.8 million increase in long distance revenues was attributable to the growth in the number of customers. The number of long distance customers as of March 31, 1999 and 1998 was 241,900 and 180,800, respectively.

    Operating expenses increased $3.8 million primarily due to (i) an increase of $2.1 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) a $1.1 million increase in expenses due to the expansion of the Company's security, personal communications services and fiber network businesses.

Interest Expense

    Interest expense decreased $568,000 in the first quarter of 1999 compared to the first quarter of 1998 primarily due to a reduction in debt.


Gain on Sale or Exchange of Assets

    In the first quarter of 1999, the Company recorded a pre-tax gain of approximately $10.4 million ($6.7 million after-tax; $.04 per diluted share) primarily due to the sale of its remaining common shares of MCIWorldCom, Inc.

    In the first quarter of 1998, the Company recorded a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.11 per diluted share) upon the conversion of its investment in the common stock of Brooks Fiber Properties, Inc. into common stock of MCIWorldCom, Inc.


Minority Interest

    Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $667,000 due to the increased profitability of the Company's majority-owned and operated cellular entities.


Income Tax Expense

    Income tax expense increased $4.5 million in the first quarter of 1999 compared to the first quarter of 1998 primarily due to an increase in income before taxes. The effective income tax rate was 41.5% and 40.2% in the three months ended March 31, 1999 and 1998, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES


    Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide substantially all of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

    Net cash provided by operating activities was $159.6 million during the first three months of 1999 compared to $146.9 million during the first three months of 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, cellular operations, and other operations of the Company, see Results of Operations.

    Net cash used in investing activities was $39.1 million and $53.8 million for the three months ended March 31, 1999 and 1998, respectively. Payments for property, plant and equipment were $4.8 million more in the first quarter of 1999 than in the comparable period during 1998. Capital expenditures for the three months ended March 31, 1999 were $38.3 million for telephone, $7.2 million for cellular and $17.5 million for other operations. Proceeds from the sale of assets were $20.1 million and $10.2 million for the three months ended March 31, 1999 and 1998, respectively.

    Net cash used in financing activities was $122.2 million during the first three months of 1999 compared to $103.8 million during the first three months of 1998. Net payments of long-term debt were $70.9 million more during the first quarter of 1999 compared to the first quarter of 1998. During the first quarter of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of PTI. In addition, the Company paid approximately $40 million to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

    Revised budgeted capital expenditures for 1999 total $215 million for telephone operations, $70 million for cellular operations and $60 million for corporate and other operations.

    As of March 31, 1999, Century's telephone subsidiaries had available for use $135.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $451.1 million of undrawn committed bank lines of credit.


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

    Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned systems: (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer service systems and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components and cellular billing services. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000-related liability with respect to telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers ("Customer Premises Equipment" or "CPE"). The identification and planning phases of the Plan are materially complete with respect to Company-owned systems, third party vendors and CPE customers, and are expected to be materially complete by mid-year 1999 with respect to other telecommunication carriers.

     Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors, other telecommunications carriers, and CPE customers:

o The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to critical Company-owned systems are substantially complete and are expected to be finalized by mid-year 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

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

o The Company has received certain assurances from industry trade data regarding the Year 2000 readiness of major telecommunications companies with which the Company's switching systems interconnect. In June 1999, the Company plans to make specific inquiries with these and other telecom-munication carriers to determine their compliance status, and expects to obtain information in response thereto during third quarter 1999, although there can be no assurance that carriers will supply this information.

o Finally, the Company has obtained Year 2000 compliance information from CPE manufacturers and has provided and will continue to provide this information to the Company's business customers throughout 1999. The Company plans to work with CPE manufacturers to encourage the development of remedies for Year 2000 problems in such equipment and to continue working with its customers to identify Year 2000 problems in CPE. However, there can be no assurance that CPE manufacturers or customers will cooperate with the Company's efforts to address these problems.

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

     Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed mid-year 1999, but their review and development will continue throughout 1999.

     Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred costs of $4.2 million during 1998 (none of which was related to hardware costs and other capital items) and $9.8 million during the first quarter of 1999 ($4.5 million of which was related to hardware costs and other capital items) and anticipates spending an aggregate of approximately $29.1 million during the remainder of 1999 (which includes $20.5 million of hardware costs and other capital items.) All costs will be expensed as incurred, except for hardware and other items that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans and expectations discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.


                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

    The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At March 31, 1999, the fair value of the Company's long-term debt was estimated to be $2.6 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 14 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $108.2 million decrease in fair value of the Company's long-term debt. The Company is currently not evaluating the future use of any derivative financial instruments.


                          PART II. OTHER INFORMATION

                               CENTURYTEL, INC.



Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------

     A.     Exhibits
            --------

            11  Computations of Earnings Per Share.

            27 Financial Data Schedule as of and for the three months ended March 31, 1999.


     B.     Reports on Form 8-K
            -------------------

            (i) The following item was reported in the Form 8-K filed February 26, 1999:

                  Item 5. Other Events - News release announcing the sale of the operations of the Brownsville and McAllen, Texas wireless markets to Western Wireless Corporation.

            (ii) The following item was reported in the Form 8-K filed February 26, 1999:

                  Item 5. Other Events - News release announcing fourth quarter results of operations.

            (iii) The following item was reported in the Form 8-K filed April
                  30, 1999:

                  Item 5. Other Events - News release announcing first quarter results of operations.



                                  SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CENTURYTEL, INC.

Date: May 14, 1999                    /s/ R. Stewart Ewing, Jr.
                                      _________________________
                                      R. Stewart Ewing, Jr.
                                      Chief Financial Officer and
                                      Principal Accounting Officer