Form 10-Q
period 1999-06-30
CENTURYTEL INC
filed 1999-08-16
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

                                                          [X] Yes    [  ] No

   As of July 31, 1999, there were 139,510,368 shares of common stock outstanding.

                                CenturyTel, Inc.
                                TABLE OF CONTENTS

                                                                    Page No.
                                                                    --------
Part I.   Financial Information:

    Item 1.  Financial Statements

         Consolidated Statements of Income--Three Months and
          Six Months Ended June 30, 1999 and 1998                         3

         Consolidated Statements of Comprehensive Income --
          Three Months and Six Months Ended June 30, 1999 and 1998        4

         Consolidated Balance Sheets--June 30, 1999 and
          December 31, 1998                                               5

         Consolidated Statements of Stockholders' Equity--
          Six Months Ended June 30, 1999 and 1998                         6

         Consolidated Statements of Cash Flows--
          Six Months Ended June 30, 1999 and 1998                         7

         Notes to Consolidated Financial Statements                    8-10

    Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations           11-24

    Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                          24

Part II.     Other Information:

    Item 4.  Submission of Matters To a Vote of Security Holders      24-25

    Item 6.  Exhibits and Reports on Form 8-K                         25-26

Signature                                                                26

                          PART I. FINANCIAL INFORMATION

                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three months             Six months
                                                  ended June 30,          ended June 30,
------------------------------------------------------------------------------------------
                                                 1999        1998        1999        1998
------------------------------------------------------------------------------------------
                                                    (Dollars, except per share amounts,
                                                     and shares expressed in thousands)
OPERATING REVENUES
   Telephone                                $  279,113     265,322      572,074    525,135
   Cellular                                    109,932     104,871      208,403    199,037
   Other                                        27,705      18,185       50,529     35,926
------------------------------------------------------------------------------------------
      Total operating revenues                 416,750     388,378      831,006    760,098
------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating
     expenses                                  200,113     185,406      393,765    367,800
   Depreciation and amortization                86,012      81,484      175,993    160,678
------------------------------------------------------------------------------------------
      Total operating expenses                 286,125     266,890      569,758    528,478
------------------------------------------------------------------------------------------

OPERATING INCOME                               130,625     121,488      261,248    231,620
------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Gain on sale or exchange of assets, net      39,601      25,516       49,959     49,859
   Interest expense                            (37,487)    (42,072)     (79,728)   (84,881)
   Income from unconsolidated
     cellular entities                           9,267       9,066       16,112     15,943
   Minority interest                           (18,790)     (4,002)     (22,100)    (6,645)
   Other income and expense                      3,434         691        5,614      1,295
------------------------------------------------------------------------------------------
      Total other income (expense)              (3,975)    (10,801)     (30,143)   (24,429)
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE               126,650     110,687      231,105    207,191

   Income tax expense                           73,188      46,496      116,538     85,306
------------------------------------------------------------------------------------------

NET INCOME                                  $   53,462      64,191      114,567    121,885
==========================================================================================

BASIC EARNINGS PER SHARE*                   $      .38         .47          .83        .89
==========================================================================================

DILUTED EARNINGS PER SHARE*                 $      .38         .46          .81        .87
==========================================================================================

DIVIDENDS PER COMMON SHARE*                 $     .045        .043          .09       .087
==========================================================================================

AVERAGE BASIC SHARES
  OUTSTANDING *                                138,852     136,922      138,455    136,686
==========================================================================================

AVERAGE DILUTED SHARES
  OUTSTANDING *                                141,461     140,028      141,245    139,701
==========================================================================================
*  Reflects March 1999 stock split.  See Note 4.
See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   Three months             Six months
                                                  ended June 30,          ended June 30,
------------------------------------------------------------------------------------------
                                                 1999        1998        1999        1998
------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Net income                                   $ 53,462      64,191      114,567     121,885
------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized holding gains arising during
    period, net of $1,313, $1,056, $2,430
    and $5,891 tax                              2,439       1,961        4,512      10,941
  Reclassification adjustment for gains
    included in net income, net of $-,
    $3,060, $3,625 and $11,027 tax                  -      (5,683)      (6,733)    (20,478)
------------------------------------------------------------------------------------------
 Other comprehensive income,
   net of $1,313, $2,004, $1,195,
   and $5,136 tax                               2,439      (3,722)      (2,221)     (9,537)
------------------------------------------------------------------------------------------

Comprehensive income                         $ 55,901      60,469      112,346     112,348
==========================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               June 30,       December 31,
                                                                 1999             1998
------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                               $     93,893              5,742
   Accounts receivable, less allowance of
     $3,535 and $4,155                                          194,067            185,398
   Materials and supplies, at average cost                       20,624             23,709
   Other                                                          7,450             11,389
------------------------------------------------------------------------------------------
                                                                316,034            226,238
------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                             2,181,519          2,351,453
------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less accumulated
     amortization of $139,657 and $133,135                    1,625,044          1,956,701
   Other                                                        436,116            401,063
------------------------------------------------------------------------------------------
                                                              2,061,160          2,357,764
------------------------------------------------------------------------------------------
                                                           $  4,558,713          4,935,455
==========================================================================================

LIABILITIES AND EQUITY
----------------------
CURRENT LIABILITIES
   Current maturities of long-term debt                    $     53,360             53,010
   Accounts payable                                             113,923             87,627
   Accrued expenses and other liabilities
      Salaries and benefits                                      43,015             36,900
      Taxes                                                     128,143             33,411
      Interest                                                   36,095             36,926
      Other                                                      23,532             24,249
   Advance billings and customer deposits                        32,092             32,721
------------------------------------------------------------------------------------------
                                                                430,160            304,844
------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                2,017,472          2,558,000
------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                          461,930            541,129
------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000
     shares, issued and outstanding 139,363,490 and
     138,082,926 shares                                         139,363            138,083
   Paid-in capital                                              467,561            451,535
   Accumulated other comprehensive income - unrealized
     holding gain on investments, net of taxes                    4,996              7,217
   Retained earnings                                          1,034,505            932,611
   Unearned ESOP shares                                          (5,380)            (6,070)
   Preferred stock - non-redeemable                               8,106              8,106
------------------------------------------------------------------------------------------
                                                              1,649,151          1,531,482
------------------------------------------------------------------------------------------
                                                           $  4,558,713          4,935,455
==========================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Six months
                                                                         ended June 30,
------------------------------------------------------------------------------------------
                                                                      1999           1998
------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                              $    138,083         91,104
   Issuance of common stock for acquisitions                              -             28
   Conversion of convertible securities into common stock               254            169
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                        1,026            499
------------------------------------------------------------------------------------------

   Balance at end of period                                         139,363         91,800
------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                   451,535        469,586
   Issuance of common stock for acquisitions                              -          1,059
   Conversion of convertible securities into common stock             3,046          3,131
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                       11,475          8,350
   Amortization of unearned compensation and other                    1,505          1,281
------------------------------------------------------------------------------------------

   Balance at end of period                                         467,561        483,407
------------------------------------------------------------------------------------------

Accumulated other comprehensive income
   Balance at beginning of period                                     7,217         11,893
   Change in unrealized holding gain on investments,
     net of reclassification adjustment                              (2,221)        (9,537)
------------------------------------------------------------------------------------------

   Balance at end of period                                           4,996          2,356
------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                   932,611        728,033
   Net income                                                       114,567        121,885
   Cash dividends declared
      Common stock-$.09 and $.0866 per share, respectively *        (12,469)       (11,864)
      Preferred stock                                                  (204)          (204)
------------------------------------------------------------------------------------------

   Balance at end of period                                       1,034,505        837,850
------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                    (6,070)        (8,450)
   Release of ESOP shares                                               690          1,190
------------------------------------------------------------------------------------------

   Balance at end of period                                          (5,380)        (7,260)
------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                             8,106          8,106
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                     $  1,649,151      1,416,259
==========================================================================================
*  Reflects March 1999 stock split.  See Note 4.
See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six months
                                                                         ended June 30,
------------------------------------------------------------------------------------------
                                                                      1999           1998
------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                    $  114,567        121,885
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                175,993        160,678
       Deferred income taxes                                          4,345         25,537
       Income from unconsolidated cellular entities                 (16,112)       (15,943)
       Minority interest                                             22,100          6,645
       Gain on sales of assets                                      (49,959)       (49,859)
       Changes in current assets and current liabilities:
         Accounts receivable                                        (16,392)       (20,498)
         Accounts payable                                             8,927         (6,834)
         Accrued taxes                                               30,701        (47,170)
         Other current assets and other current
           liabilities, net                                          14,118         14,240
       Increase in other non-current assets                         (23,016)        (5,334)
       Change in other non-current liabilities                         (586)         5,551
       Other, net                                                    10,073          3,489
------------------------------------------------------------------------------------------
         Net cash provided by operating activities                  274,759        192,387
------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                      (149,128)      (122,018)
   Acquisitions, net of cash acquired                                     -         (5,000)
   Proceeds from sales of assets                                    465,784        132,307
   Distributions from unconsolidated cellular entities               10,109         11,647
   Payment into escrow for interest in cellular entity              (17,614)             -
   Purchase of life insurance investment                             (4,405)        (5,150)
   Other, net                                                         1,511          2,386
------------------------------------------------------------------------------------------
         Net cash provided by investing activities                  306,257         14,172
------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                           7,954        772,852
   Payments of long-term debt                                      (501,087)      (938,532)
   Payment upon settlement of hedge contracts                             -        (40,237)
   Payment of deferred debt issuance costs                                -         (6,625)
   Proceeds from issuance of common stock                            11,947          8,926
   Cash dividends                                                   (12,673)       (12,068)
   Other, net                                                           994             74
------------------------------------------------------------------------------------------
         Net cash used in financing activities                     (492,865)      (215,610)
------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 88,151         (9,051)

Cash and cash equivalents at beginning of period                      5,742         26,017
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                       $   93,893         16,966
==========================================================================================

Supplemental cash flow information:
    Income taxes paid                                            $   79,497        118,364
    Interest paid                                                $   80,559         66,718
------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

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

      The unaudited financial information for the three months and six months ended June 30, 1999 and 1998 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                June 30,     December 31,
                                                  1999           1998
------------------------------------------------------------------------
                                                (Dollars in thousands)
Telephone, at original cost                $   3,311,544       3,660,252
Accumulated depreciation                      (1,503,094)     (1,661,315)
------------------------------------------------------------------------
                                               1,808,450       1,998,937
------------------------------------------------------------------------
Cellular, at cost                                434,285         428,984
Accumulated depreciation                        (190,036)       (178,569)
------------------------------------------------------------------------
                                                 244,249         250,415
------------------------------------------------------------------------
Corporate and other, at cost                     233,451         200,422
Accumulated depreciation                        (104,631)        (98,321)
------------------------------------------------------------------------
                                                 128,820         102,101
------------------------------------------------------------------------
                                           $   2,181,519       2,351,453
========================================================================

(3)   Earnings from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 1999 and 1998) were accounted for by the equity method.

                                                          Six months
                                                        ended June 30,
--------------------------------------------------------------------------
                                                      1999           1998
--------------------------------------------------------------------------
                                                    (Dollars in thousands)
Results of operations
   Revenues                                      $  642,489        606,793
   Operating income                              $  195,574        216,062
   Net income                                    $  194,937        216,952
--------------------------------------------------------------------------

(4)    Stock Split

       On February 23, 1999, the Company's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend distributed on March 31, 1999. Shares outstanding and per share data for 1998 have been restated to reflect this stock split.

(5)    Sales of Assets

       In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after-tax; $.04 per diluted share) due to the sale of its remaining common shares of MCIWorldCom, Inc.

       In May 1999, the Company sold the stock of substantially all of its Alaska-based operations to Alaska Communications Systems Holdings, Inc. The Company received approximately $300 million in after-tax cash as a result of the transaction. No gain or loss was recorded upon the disposition of these properties.

       In June 1999, the Company sold the assets of its cellular operations in Brownsville and McAllen, Texas to Western Wireless Corporation for approximately $96 million cash. In connection therewith, the Company recorded a pre-tax gain of approximately $39.6 million, and an after-tax loss of approximately $7.8 million ($.05 per diluted share.)

(6)    Pending Acquisitions

       In June 1999, the Company signed a definitive asset purchase agreement to purchase GTE's telephone access lines (which numbered approximately 213,650 at December 31, 1998) and related local exchange assets in Arkansas for approximately $843.4 million cash, subject to certain adjustments. In July 1999, the Company acquired a 61.5% (56.9% fully-diluted) interest in a newly-organized joint venture company, which has entered into a definitive asset purchase agreement to purchase GTE's telephone access lines (which numbered approximately 116,000 at December 31, 1998) and related local exchange assets in Missouri for approximately $290 million, subject to certain adjustments. At closing, the Company will make a preferred equity investment in the newly organized company of approximately $55 million. These transactions are expected to close in the first quarter of 2000, pending regulatory approvals and certain other closing conditions.

(7)    Business Segments

       The Company has two separately reportable business segments: telephone and cellular. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

                                    Three months                Six months
                                   ended June 30,             ended June 30,
------------------------------------------------------------------------------
                                1999          1998         1999          1998
------------------------------------------------------------------------------
Operating revenues
    Telephone segment       $ 279,113       265,322      572,074       525,135
    Cellular segment          109,932       104,871      208,403       199,037
    Other operations           27,705        18,185       50,529        35,926
------------------------------------------------------------------------------
                            $ 416,750       388,378      831,006       760,098
==============================================================================

Operating income
    Telephone segment       $  83,766        79,954      179,064       156,797
    Cellular segment           42,753        37,511       73,136        67,166
    Other operations            4,106         4,023        9,048         7,657
------------------------------------------------------------------------------
                            $ 130,625       121,488      261,248       231,620
==============================================================================

Operating income            $ 130,625       121,488      261,248       231,620
Gain on sale or exchange
  of assets, net               39,601        25,516       49,959        49,859
Interest expense              (37,487)      (42,072)     (79,728)      (84,881)
Income from unconsolidated
  cellular entities             9,267         9,066       16,112        15,943
Minority interest             (18,790)       (4,002)     (22,100)       (6,645)
Other income and expense        3,434           691        5,614         1,295
------------------------------------------------------------------------------
Income before income
  tax expense               $ 126,650       110,687      231,105       207,191
==============================================================================

                                              June 30,      December 31,
                                                1999            1998
-----------------------------------------------------------------------
                                                (Dollars in thousands)
Total assets
    Telephone segment                     $  3,137,296        3,674,148
    Cellular segment                         1,242,961        1,097,789
    Other operations                           178,456          163,518
-----------------------------------------------------------------------
Total assets                              $  4,558,713        4,935,455
=======================================================================

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months and six months ended June 30, 1999 are not necessarily indicative of the results of operations which might be expected for the entire year.

       CenturyTel, Inc. (the "Company"), is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At June 30, 1999, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines primarily in rural, suburban and small urban areas in 20 states, and the Company's majority-owned and operated cellular entities had more than 640,000 cellular subscribers. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone operations serving 86,000 access lines in northern and central Wisconsin and the related telephone directories for approximately $221 million cash. The operations of the former Ameritech properties are included in the Company's results of operations beginning December 1, 1998. On May 14, 1999, the Company sold substantially all of its Alaska-based operations serving approximately 134,900 telephone access lines and 3,000 cellular subscribers. On June 1, 1999, the Company sold the assets of its Brownsville and McAllen, Texas cellular operations serving approximately 7,500 cellular subscribers. The operations of these disposed properties are included in the Company's results of operations up to the respective dates of disposition.

       In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to effectively manage its growth, including integrating newly acquired properties into the Company's operations; the success and expense of the remediation efforts of the Company and its vendors in achieving year 2000 compliance; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in
Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 1999 Compared
                       to Three Months Ended June 30, 1998

       Net income (and diluted earnings per share) for the second quarter of 1999 and 1998 was $53.5 million ($.38) and $64.2 million ($.46), respectively. Net income (excluding the after-tax effect of asset sales) for the second quarter of 1999 was $61.2 million compared to $49.5 million during the second quarter of 1998. Diluted earnings per share (excluding the after-tax effect of asset sales) increased to $.43 during the three months ended June 30, 1999 from $.35 during the three months ended June 30, 1998, a 22.9% increase.

                                                         Three months
                                                         ended June 30,
---------------------------------------------------------------------------
                                                     1999             1998
---------------------------------------------------------------------------
                                                     (Dollars, except per
                                                      share amounts,and
                                                     shares in thousands)
Operating income
   Telephone                                    $   83,766           79,954
   Cellular                                         42,753           37,511
   Other                                             4,106            4,023
---------------------------------------------------------------------------
                                                   130,625          121,488
Gain on sale or exchange of assets, net             39,601           25,516
Interest expense                                   (37,487)         (42,072)
Income from unconsolidated cellular entities         9,267            9,066
Minority interest                                  (18,790)          (4,002)
Other income and expense                             3,434              691
Income tax expense                                 (73,188)         (46,496)
---------------------------------------------------------------------------
Net income                                      $   53,462           64,191
===========================================================================
Basic earnings per share                        $      .38              .47
===========================================================================
Diluted earnings per share                      $      .38              .46
===========================================================================
Average basic shares outstanding                   138,852          136,922
===========================================================================
Average diluted shares outstanding                 141,461          140,028
===========================================================================

       Contributions to operating revenues and operating income by the Company's telephone, cellular, and other operations for the three months ended June 30, 1999 and 1998 were as follows:

                                                         Three months
                                                        ended June 30,
---------------------------------------------------------------------------
                                                   1999                1998
---------------------------------------------------------------------------
Operating revenues
   Telephone operations                            67.0%               68.3
   Cellular operations                             26.4%               27.0
   Other operations                                 6.6%                4.7

Operating income
   Telephone operations                            64.1%               65.8
   Cellular operations                             32.7%               30.9
   Other operations                                 3.2%                3.3
---------------------------------------------------------------------------

Telephone Operations

                                                        Three months
                                                        ended June 30,
----------------------------------------------------------------------------
                                                   1999                1998
----------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Local service                               $   89,452             81,456
   Network access                                 155,789            151,976
   Other                                           33,872             31,890
----------------------------------------------------------------------------
                                                  279,113            265,322
----------------------------------------------------------------------------

Operating expenses
   Plant operations                                63,492             57,548
   Customer operations                             24,001             23,033
   Corporate and other                             38,916             39,225
   Depreciation and amortization                   68,938             65,562
----------------------------------------------------------------------------
                                                  195,347            185,368
----------------------------------------------------------------------------

Operating income                               $   83,766             79,954
============================================================================

       Telephone operating income increased $3.8 million (4.8%) due to an increase in operating revenues of $13.8 million (5.2%), which more than offset an increase in operating expenses of $10.0 million (5.4%).

       Of the $13.8 million increase in operating revenues, $10.9 million was attributable to the properties acquired from Ameritech, which was more than offset by a $14.4 million decrease due to the sale of the Company's Alaska telephone properties on May 14, 1999. The remaining $17.3 million increase in revenues was partially due to a $5.6 million increase in local network service primarily due to an increase in the number of customer access lines; a $2.4 million increase in revenues due to increased minutes of use; a $2.3 million increase in amounts received from the federal Universal Service Fund; a $1.7 million increase in revenues resulting from revisions of revenue settlement agreements; and a $1.5 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies.

       Plant operations expenses increased $5.9 million (10.3%), of which $3.1 million was attributable to the properties acquired from Ameritech, offset by a $4.1 decrease due to the sale of the Alaska properties. The remaining $6.9 million increase was primarily due to a $1.6 million increase in repair and maintenance expenses; a $2.1 million increase in network operations expenses; and a $1.3 million increase in expenses associated with the Company's non-regulated operations.

       During the second quarter of 1999 customer operations expenses increased $968,000 (4.2%) due to a $769,000 increase in salaries and benefits and a $894,000 increase attributable to the properties acquired from Ameritech. Such increases were partially offset by a $1.4 million decrease due to the sale of the Alaska properties.

       Corporate and other expenses decreased $309,000 (.8%) primarily due to a $2.0 million decrease in salaries and benefits and a $2.2 million decrease due to the sale of the Alaska properties. Such decreases were partially offset by a $2.1 million increase in contract labor expenses associated with readying the Company's systems to be year 2000 compliant and a $1.6 million increase in operating taxes.

       Depreciation and amortization increased $3.4 million, of which $3.9 million was attributable to the properties acquired from Ameritech and $3.1 million was due to higher levels of plant in service. Such increases were partially offset by a $3.9 million reduction in depreciation and amortization expense related to the Company's Alaska properties.

Cellular Operations and Income From Unconsolidated Cellular Entities

                                                            Three months
                                                           ended June 30,
--------------------------------------------------------------------------------
                                                       1999             1998
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Operating income - cellular operations             $  42,753           37,511
Minority interest, exclusive of the effect
  of asset sales                                      (3,864)          (4,002)
Income from unconsolidated cellular entities           9,267            9,066
------------------------------------------------------------------------------
                                                   $  48,156           42,575
==============================================================================

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

Cellular Operations

                                                             Three months
                                                            ended June 30,
-------------------------------------------------------------------------------
                                                         1999            1998
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
   Service revenues                                  $ 107,405          102,766
   Equipment sales                                       2,527            2,105
-------------------------------------------------------------------------------
                                                       109,932          104,871
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                5,254            3,702
   System operations                                    14,438           14,633
   General, administrative and customer service         18,470           20,063
   Sales and marketing                                  12,922           13,791
   Depreciation and amortization                        16,095           15,171
-------------------------------------------------------------------------------
                                                        67,179           67,360
-------------------------------------------------------------------------------

Operating income                                     $  42,753           37,511
===============================================================================

       Cellular operating income increased $5.2 million (14.0%) to $42.8 million in the second quarter of 1999 from $37.5 million in the second quarter of 1998. Cellular operating revenues increased $5.1 million (4.8%) while operating expenses decreased $181,000 (.3%).

       The $4.6 million increase in service revenues was primarily due to a $5.7 million increase in roaming usage which was partially offset by a $1.1 million decrease in local service revenues.

       The following table illustrates the growth in the Company's cellular customer base in its majority-owned markets:

                                                        Three months
                                                       ended June 30,
-----------------------------------------------------------------------
                                                      1999       1998
-----------------------------------------------------------------------
Customers at beginning of period                    638,992    576,397
Gross units added internally                         45,949     43,013
Disconnects                                          33,623     35,481
Net units added                                      12,326      7,532
Effect of dispositions                              (10,563)         -
Customers at end of period                          640,755    583,929
-----------------------------------------------------------------------

       The average monthly cellular service revenue per customer declined to $56 during the second quarter of 1999 from $59 during the second quarter of 1998 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers and pricing rate reductions. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

       General, administrative and customer service expenses decreased $1.6 million (7.9%) due to a $2.2 million decrease in the provision for doubtful accounts which was partially offset by a $607,000 increase in general office expenses.

       The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 1.72% for the second quarter of 1999 and 1.97% for the second quarter of 1998.

       Sales and marketing expenses decreased $869,000 (6.3%) primarily due to a $669,000 decrease in advertising and sales promotions expenses and a $497,000 decrease in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1999 as compared to 1998.

       Depreciation and amortization increased $924,000 (6.1%) primarily due to an increase in amortization of intangibles.

Other Operations

                                                          Three months
                                                         ended June 30,
--------------------------------------------------------------------------
                                                       1999          1998
--------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
    Long distance                                  $  19,411        12,338
    Call center                                        3,103         2,349
    Other                                              5,191         3,498
--------------------------------------------------------------------------
                                                      27,705        18,185
--------------------------------------------------------------------------
Operating expenses
    Cost of sales and operating expenses              22,620        13,411
    Depreciation and amortization                        979           751
--------------------------------------------------------------------------
                                                      23,599        14,162
--------------------------------------------------------------------------
Operating income                                   $   4,106         4,023
==========================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or cellular segments, including, but not limited to, the Company's non-regulated long distance and call center operations. The $7.1 million increase in long distance revenues was primarily attributable to the growth in the number of customers. The number of long distance customers as of June 30, 1999 and 1998 was 259,800 and 204,700, respectively.

       Operating expenses increased $9.4 million primarily due to (i) a $4.7 million increase in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) a $2.5 million increase in expenses due to expansion of the Company's security, personal communications services and fiber network businesses.

Interest Expense

       Interest expense decreased $4.6 million in the second quarter of 1999 compared to the second quarter of 1998 primarily due to a reduction in outstanding indebtedness.

Gain on Sale or Exchange of Assets

       In the second quarter of 1999, the Company recorded a pre-tax gain of approximately $39.6 million as a result of the sale of the assets of the Brownsville and McAllen, Texas cellular properties. See Note 5 of Notes to Consolidated Financial Statements for additional information and Minority Interest below.

       In the second quarter of 1998, the Company recorded pre-tax gains aggregating $25.5 million ($14.7 million after-tax; $.11 per diluted share) primarily as a result of the sale of 750,000 shares of MCIWorldCom, Inc. stock and the sale of minority interests in two non-strategic cellular entities.

Minority Interest

       Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $14.8 million primarily due to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties.

Other Income and Expense

       Other income and expense increased $2.7 million in the second quarter of 1999 compared to the second quarter of 1998, substantially all of which relates to favorable non-recurring items recorded in the second quarter of 1999.

Income Tax Expense

       Income tax expense increased $26.7 million in the second quarter of 1999 compared to the second quarter of 1998. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 40.0% and 41.9% in the three months ended June 30, 1999 and 1998, respectively. Such decrease in the effective income tax rate was primarily due to a decrease in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the sale of the Company's Alaska and Texas properties in the second quarter of 1999.

                     Six Months Ended June 30, 1999 Compared
                        to Six Months Ended June 30, 1998

       Net income (and diluted earnings per share) for the first six months of 1999 and 1998 was $114.6 million ($.81) and $121.9 million ($.87), respectively. Net income (excluding the after-tax effect of asset sales) for the first six months of 1999 was $115.6 million compared to $91.4 million during the first six months of 1998. Diluted earnings per share (excluding the after-tax effect of asset sales) increased to $.82 during the six months ended June 30, 1999 from $.66 during the six months ended June 30, 1998, a 24.2% increase.

                                                            Six months
                                                          ended June 30,
------------------------------------------------------------------------------
                                                     1999                1998
------------------------------------------------------------------------------
                                                       (Dollars, except per
                                                         share amounts, and
                                                        shares in thousands)
Operating income
   Telephone                                      $ 179,064            156,797
   Cellular                                          73,136             67,166
   Other                                              9,048              7,657
------------------------------------------------------------------------------
                                                    261,248            231,620
Gain on sale or exchange of assets, net              49,959             49,859
Interest expense                                    (79,728)           (84,881)
Income from unconsolidated cellular entities         16,112             15,943
Minority interest                                   (22,100)            (6,645)
Other income and expense                              5,614              1,295
Income tax expense                                 (116,538)           (85,306)
------------------------------------------------------------------------------
Net income                                        $ 114,567            121,885
==============================================================================
Basic earnings per share                          $     .83                .89
==============================================================================
Diluted earnings per share                        $     .81                .87
==============================================================================
Average basic shares outstanding                    138,455            136,686
==============================================================================
Average diluted shares outstanding                  141,245            139,701
==============================================================================

       Contributions to operating revenues and operating income by the Company's telephone, cellular, and other operations for the six months ended June 30, 1999 and 1998 were as follows:

                                                     Six months
                                                   ended June 30,
-----------------------------------------------------------------------
                                              1999                1998
-----------------------------------------------------------------------
Operating revenues
   Telephone operations                       68.8%               69.1
   Cellular operations                        25.1%               26.2
   Other operations                            6.1%                4.7

Operating income
   Telephone operations                       68.5%               67.7
   Cellular operations                        28.0%               29.0
   Other operations                            3.5%                3.3
-----------------------------------------------------------------------

Telephone Operations

                                                     Six months
                                                   ended June 30,
-----------------------------------------------------------------------
                                              1999                1998
-----------------------------------------------------------------------
                                               (Dollars in thousands)
Operating revenues
   Local service                          $  180,109            159,582
   Network access                            322,944            303,154
   Other                                      69,021             62,399
-----------------------------------------------------------------------
                                             572,074            525,135
-----------------------------------------------------------------------

Operating expenses
   Plant operations                          130,514            114,207
   Customer operations                        45,895             45,849
   Corporate and other                        75,835             79,008
   Depreciation and amortization             140,766            129,274
-----------------------------------------------------------------------
                                             393,010            368,338
-----------------------------------------------------------------------

Operating income                          $  179,064            156,797
=======================================================================

       Telephone operating income increased $22.3 million (14.2%) due to an increase in operating revenues of $46.9 million (8.9%), which more than offset an increase in operating expenses of $24.7 million (6.7%).

       Of the $46.9 million increase in operating revenues, $22.9 million was attributable to the properties acquired from Ameritech, which was partially offset by a $11.7 million decrease due to the sale of the Company's Alaska telephone properties. The remaining $35.7 million increase in revenues was partially due to a $11.1 million increase in local network service primarily due to an increase in access lines; a $4.4 million increase resulting from revisions of revenue settlement agreements; a $4.0 million increase in amounts received from the federal Universal Service Fund; a $3.0 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; a $2.6 million increase in revenues from the provision of Internet access; and a $2.2 million increase in revenues due to increased minutes of use.

       Plant operations expenses increased $16.3 million (14.3%) of which $5.3 million was attributable to the properties acquired from Ameritech, offset by a $3.1 million decrease due to the sale of the Alaska telephone properties. The remaining $14.1 million increase was primarily due to a $4.0 million increase in repair and maintenance expenses; a $3.6 million increase in network operations expenses; and a $1.9 million increase in expenses associated with the Company's non-regulated operations.

       Corporate and other expenses decreased $3.2 million (4.0%) due to a $4.1 million decrease in salaries and benefits and a $4.0 million decrease in expenses due to the sale of the Alaska telephone properties. Such decreases were partially offset by a $2.3 million increase in expenses attributable to the Ameritech properties and a $2.4 million increase in contract labor expenses attributable to readying the Company's systems to be year 2000 compliant.

       Depreciation and amortization increased $11.5 million (8.9%) of which $7.8 million was attributable to the properties acquired from Ameritech and $5.4 million was due to higher levels of plant in service. Such increases were partially offset by a $3.3 million reduction in depreciation and amortization expense related to the Company's Alaska properties.

Cellular Operations and Income From Unconsolidated Cellular Entities

                                                           Six months
                                                         ended June 30,
----------------------------------------------------------------------------
                                                      1999            1998
----------------------------------------------------------------------------
                                                     (Dollars in thousands)

Operating income - cellular operations             $ 73,136           67,166
Minority interest, exclusive of the
  effect of asset sales                              (7,162)          (6,645)
Income from unconsolidated cellular entities         16,112           15,943
----------------------------------------------------------------------------
                                                   $ 82,086           76,464
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

Cellular Operations

                                                  Six months
                                                ended June 30,
-------------------------------------------------------------------
                                             1999            1998
-------------------------------------------------------------------
                                            (Dollars in thousands)
Operating revenues
   Service revenues                     $  203,381          194,864
   Equipment sales                           5,022            4,173
-------------------------------------------------------------------
                                           208,403          199,037
-------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                    9,635            7,398
   System operations                        27,741           28,885
   General, administrative and
     customer service                       37,630           38,444
   Sales and marketing                      26,935           27,433
   Depreciation and amortization            33,326           29,711
-------------------------------------------------------------------
                                           135,267          131,871
-------------------------------------------------------------------

Operating income                        $   73,136           67,166
===================================================================

       Cellular operating income increased $6.0 million (8.9%) to $73.1 million in the first six months of 1999 from $67.2 million in the first six months of 1998. Cellular operating revenues increased $9.4 million (4.7%), while operating expenses increased $3.4 million (2.6%).

       The $8.5 million increase in service revenues was primarily due to a $9.4 million increase in roaming usage which was partially offset by a $922,000 decrease in local service revenues.

       The following table illustrates the growth in the Company's cellular customer base in its majority owned markets:

                                                        Six months
                                                      ended June 30,
------------------------------------------------------------------------
                                                   1999            1998
------------------------------------------------------------------------
Customers at beginning of period                624,119          569,983
Gross units added internally                     98,931           91,689
Disconnects                                      71,732           77,743
Net units added                                  27,199           13,946
Effect of dispositions                          (10,563)               -
Customers at end of period                      640,755          583,929
------------------------------------------------------------------------

       The average monthly cellular service revenue per customer declined to $53 during the first six months of 1999 from $56 during the first six months of 1998 partially due to the continued trend that a higher percentage of new subscribers tend to be lower usage customers and pricing rate reductions. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated and
(ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate cellular usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

       System operations expenses decreased $1.1 million (4.0%) in the first six months of 1999 primarily due to a $2.0 million decrease in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas. Such decrease was partially offset by a $722,000 increase associated with operating a greater number of cell sites.

       General, administrative and customer service expenses decreased $814,000 (2.1%) due to a $4.7 million decrease in the provision for doubtful accounts which was partially offset by a $3.9 million increase in general office expenses.

       The Company's average monthly churn rate (the percentage of cellular customers that terminate service) was 1.86% for the first six months of 1999 and 2.22% for the first six months of 1998.

       Sales and marketing expenses decreased $498,000 (1.8%) due primarily to $2.0 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1999 as compared to 1998. Such decrease was partially offset by a $1.4 million increase in costs incurred in selling products and services in retail locations.

       Depreciation and amortization increased $3.6 million (12.2%), of which $1.9 million was attributable to a higher level of plant in service and $2.2 million was due to an increase in amortization of intangibles.


Other Operations

                                                        Six months
                                                      ended June 30,
-----------------------------------------------------------------------
                                                    1999           1998
-----------------------------------------------------------------------
                                                  (Dollars in thousands)
Operating revenues
    Long distance                                $ 36,441        23,602
    Call center                                     5,547         4,948
    Other                                           8,541         7,376
-----------------------------------------------------------------------
                                                   50,529        35,926
-----------------------------------------------------------------------
Operating expenses
    Cost of sales and operating expenses           39,580        26,576
    Depreciation and amortization                   1,901         1,693
-----------------------------------------------------------------------
                                                   41,481        28,269
-----------------------------------------------------------------------
Operating income                                 $  9,048         7,657
=======================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or cellular segments, including, but not limited to, the Company's non-regulated long distance and call center operations. The $12.8 million increase in long distance revenues was attributable to the growth in the number of customers.

       Operating expenses increased $13.2 million primarily due to (i) an increase of $6.9 million in expenses of the Company's long distance operations due primarily to an increase in customers and (ii) a $3.7 million increase in expenses due to expansion of the Company's security, personal communication services and fiber network businesses.

Interest Expense

       Interest expense decreased $5.2 million in the first six months of 1999 compared to the first six months of 1998 primarily due to a reduction in outstanding indebtedness.

Gain on Sale or Exchange of Assets, Net

       In the first six months of 1999, the Company recorded pre-tax gains aggregating $50.0 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after-tax; $.04 per diluted share) was due to the sale of the Company's remaining common shares of MCIWorldCom, Inc. The remaining $39.6 million of the pre-tax gains ($7.8 million loss after-tax; ($.05) per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. See Note 5 of Notes to Consolidated Financial Statements for additional information and Minority Interest below.

       In the first six months of 1998, the Company recorded pre-tax gains aggregating $49.9 million ($30.5 million after-tax; $.21 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks Fiber Networks, Inc. into common stock of WorldCom, Inc., the subsequent sale of 750,000 shares of WorldCom, Inc. common stock, and the sale of minority interests in two non-strategic cellular entities.

Minority Interest

       Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $15.5 million primarily due to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties.

Other Income and Expense

       Other income and expense increased $4.3 million in the first six months of 1999 compared to the first six months of 1998, substantially all of which relates to favorable non-recurring items recorded in 1999.

Income Tax Expense

       Income tax expense increased $31.2 million in the first six months of 1999 compared to the first six months of 1998. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 41.0% and 41.9% in the six months ended June 30, 1999 and 1998, respectively. Such decrease in the effective income tax rate was primarily due to a decrease in non-deductible amortization of excess cost of net assets acquired (goodwill) attributable to the sale of the Company's Alaska and Texas properties in 1999.

                         LIQUIDITY AND CAPITAL RESOURCES


       Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

       Net cash provided by operating activities was $274.8 million during the first six months of 1999 compared to $192.4 million during the first six months of 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, cellular operations, and other operations of the Company, see Results of Operations.

       Net cash provided by investing activities was $306.3 million for the six months ended June 30, 1999 compared to $14.2 million for the six months ended June 30, 1998. Proceeds from the sales of assets were $465.8 million in the first six months of 1999 compared to $132.3 million in the first six months of 1998. Payments for property, plant and equipment were $27.1 million more in the first six months of 1999 than in the comparable period during 1998. Capital expenditures for the six months ended June 30, 1999 were $86.6 million for telephone, $29.0 million for cellular and $33.5 million for other operations.

       Net cash used in financing activities was $492.9 million during the first six months of 1999 compared to $215.6 million during the first six months of 1998. Net payments of long-term debt were $327.5 million more during the first six months of 1999 compared to the first six months of 1998, primarily due to utilization of proceeds received from the sales of assets. During the first six months of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of Pacific Telecom, Inc. In addition, the Company paid approximately $40 million to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

       Budgeted capital expenditures for 1999 total $215 million for telephone operations, $70 million for cellular operations and $60 million for corporate and other operations.

       As of June 30, 1999, Century's telephone subsidiaries had available for use $135.1 million of commitments for long-term financing from the Rural Utilities Service and the Company had $606.1 million of undrawn committed bank lines of credit.

       In June 1999, the Company signed a definitive asset purchase agreement to purchase GTE's local exchange assets in Arkansas for approximately $834.4 million in cash. In July 1999, the Company acquired a 61.5% (56.9% fully diluted) interest in a joint venture company which has entered into a definitive asset purchase agreement to purchase GTE's local exchange assets in Missouri for approximately $290 million in cash. At closing, the Company will make approximately a $55 million preferred equity investment in the new entity. The purchase price under both agreements is subject to adjustments which are not expected to be material in the aggregate. Both transactions are anticipated to close in first quarter 2000, subject to regulatory approvals and certain other closing conditions. Financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions. As a result of the Company's announcement of these transactions, Moody's placed its ratings of the Company's debt under review for possible downgrade and Standard & Poor's placed its ratings of the Company's debt on CreditWatch with negative implications.


                                  OTHER MATTERS

Accounting for the Effects of Regulation

       The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $320 million and $370 million.


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

       Thus far, the identification phase has identified Year 2000 issues in the following critical Company-owned systems: (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer service systems, and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components and cellular billing services. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000-related liability with respect to telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers ("Customer Premises Equipment" or "CPE"). The identification and planning phases of the Plan are materially complete with respect to Company-owned systems, third party vendors and CPE customers, and are substantially complete with respect to other telecommunication carriers.

       Based on work completed under the Plan to date, the Company currently intends to take the following additional steps under its Plan with respect to Company-owned systems, third-party vendors, other telecommunications carriers, and CPE customers:


o The Company generally plans to remediate Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Necessary changes to critical Company-owned systems are substantially complete and are expected to be finalized by third quarter 1999. The selective testing and verification of such changes are expected to be completed during 1999. Due to the large number of system components requiring remediation, the Company does not intend to test every remediated system but will rely upon the results of selective testing to determine the effectiveness of remediation efforts.

o With respect to critical services provided by utilities and other third parties, the Company contacted all such suppliers during 1998. Thus far, a majority of those suppliers who have responded have indicated that their systems and service delivery mechanisms are Year 2000 compliant or can be made so through currently available modifications. The Company plans to continue monitoring all third-party remediation efforts and to make contingency plans for the delivery of such services as necessary.

o The Company has received certain assurances from industry trade data regarding the Year 2000 readiness of major telecommunications companies with which the Company's switching systems interconnect. In June 1999, the Company made specific inquiries with these and other telecommunication carriers to determine their compliance status, and expects to obtain information in response thereto during third quarter 1999, although there can be no assurance that carriers will supply this information.

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

       Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, the Company is currently identifying and considering various Year 2000-specific contingency plans, including identification of alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are expected to be materially completed in third quarter 1999, but their review and development will continue throughout 1999.

       Although the total costs to implement the Plan cannot be precisely estimated, the Company incurred costs of $4.2 million during 1998 (none of which was related to hardware costs and other capital items) and $13.6 million during the first six months of 1999 ($10.9 million of which was related to hardware costs and other capital items) and anticipates spending an aggregate of approximately $17.8 million during the remainder of 1999 (which includes $10.1 million of hardware costs and other capital items.) All costs will be expensed as incurred, except for hardware and other items that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which is being accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations. Cost estimates and statements of the Company's plans and expectations discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources, third party modification plans, the absence of systems requiring remediation that have not yet been discovered, and other factors.


                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

       The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At June 30, 1999, the fair value of the Company's long-term debt was estimated to be $2.2 billion based on the overall weighted average rate of the Company's long-term debt of 6.8% and an overall weighted maturity of 13 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 68 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $104.6 million decrease in fair value of the Company's long-term debt. The Company is currently not evaluating the future use of any
derivative  financial  instruments;   however,  it is possible that  such
instruments may be utilized in connection with financing its acquisitions of local exchange assets in Arkansas and Missouri.


                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.


Item 4.    Submission of Matters to a Vote of Security Holders

       At the Company's annual meeting of shareholders on May 6, 1999, the shareholders elected five Class II directors to serve until the 2002 annual meeting of shareholders and until their successors are duly elected and qualified and approved the proposals set forth in the Company's proxy statement dated March 16, 1999.

       The following number of votes were cast for or were withheld from the following nominees:

      Class II Nominees                 For                    Withheld
      -----------------                 ---                    --------

      Virginia Boulet                146,421,022               3,553,720
      Ernest Butler, Jr.             145,694,683               4,280,059
      James B. Gardner               147,149,530               2,825,212
      R. L. Hargrove, Jr.            146,658,342               3,316,400
      Johnny Hebert                  145,225,126               4,749,616

       The Class I and Class III directors whose terms continued after the meeting are:

           Class I                        Class III
           -------                        ---------

      William R. Boles, Jr.             Calvin Czeschin
      W. Bruce Hanks                   F. Earl Hogan
      C. G. Melville, Jr.               Harvey P. Perry
      Glen F. Post, III.                Jim D. Reppond
      Clarke M. Williams

       The following number of votes were cast in the manner indicated below with respect to the following proposals:

       1. Proposal to increase the number of authorized shares of common stock from 175 million to 350 million.

                For           Against          Abstain         Broker No-Votes
            -----------      ---------         -------         ---------------
            146,065,346      3,519,491         389,905                0

       2.  Proposal to change the Company's name to CenturyTel, Inc.

                For           Against          Abstain         Broker No-Votes
            -----------      ---------         -------         ---------------
            147,704,657      1,966,025         304,060                0

Item 6.    Exhibits and Reports on Form 8-K

    A. Exhibits
       --------

       3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of May 6, 1999.

       4.1 Amendment No.1 to Rights Agreement, dated May 25, 1999, incorporated by reference to Exhibit 4.2(ii) to Registrant's Report on Form 8-K dated May 25, 1999.

       11     Computations of Earnings Per Share.

       27.1 Financial Data Schedule as of and for the six months ended June 30, 1999.

       99 Asset Purchase Agreement between Registrant and affiliates of GTE, dated June 29, 1999.

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

       (i)    The following item was reported in the Form 8-K filed April
              30, 1999:

              Item 5. Other events - News release announcing first quarter results of operations.

       (ii)   The following items were reported in the Form 8-K filed
              May 28, 1999:

              Item 5. Other Events - (i) adjusted terms of CenturyTel's Rights Agreement to reflect the three-for-two stock split in the form of a 50% stock dividend and (ii) an amendment to CenturyTel's Rights Agreement which increased the purchase price per 1/225 of a Preference Share from $48.88 to $135.00.

       (iii)  The following item was reported in the Form 8-K filed
              July 9, 1999:

              Item 5. Other Events - News release announcing execution of a definitive agreement to purchase from an affiliate of GTE Corporation assets comprising substantially all of GTE's local telephone operations in Arkansas.

       (iv)   The following item was reported in the Form 8-K filed
              July 9,1999:

              Item 5. Other Events - News release announcing execution of a definitive agreement to enter into a strategic partnership with various co-investors to purchase telephone access lines in Missouri from an affiliate of GTE Corporation.


                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CenturyTel, Inc.


Date: August 16, 1999                      /s/ Neil A. Sweasy
                                           ----------------------------
                                            Neil A. Sweasy
                                            Vice President and Controller
                                            (Principal Accounting Officer)