Form 10-Q
period 1999-09-30
CENTURYTEL INC
filed 1999-11-12
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                                                   [X] Yes        [  ] No


     As of October 31, 1999, there were 139,679,442 shares of common stock outstanding.




                                CENTURYTEL, INC.
                                TABLE OF CONTENTS



                                                                      Page No.
                                                                      --------
Part I.    Financial Information:

   Item 1. Financial Statements

     Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 1999 and 1998                           3

     Consolidated Statements of Comprehensive Income--
      Three Months and Nine Months Ended September 30, 1999 and 1998     4

     Consolidated Balance Sheets--September 30, 1999 and
      December 31, 1998                                                  5

     Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 1999 and 1998                      6

     Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 1999 and 1998                      7

     Notes to Consolidated Financial Statements                          8-10

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          11-26

   Item 3. Quantitative and Qualitative Disclosures About Market Risk    26

Part II.   Other Information:

   Item 6. Exhibits and Reports on Form 8-K                              27

Signature                                                                28



                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three months             Nine months
                                                ended September 30,     ended September 30,
-------------------------------------------------------------------------------------------
                                                 1999        1998        1999        1998
-------------------------------------------------------------------------------------------
                                                   (Dollars, except per share amounts,
                                                    and shares expressed in thousands)

OPERATING REVENUES
   Telephone                                 $ 277,352    275,397      849,426    800,532
   Wireless                                    111,652    106,664      320,245    305,704
   Other                                        30,201     19,888       80,540     55,811
-----------------------------------------------------------------------------------------
      Total operating revenues                 419,205    401,949    1,250,211  1,162,047
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses        204,846    192,155      598,611    559,955
   Depreciation and amortization                84,300     81,610      260,293    242,288
-----------------------------------------------------------------------------------------
      Total operating expenses                 289,146    273,765      858,904    802,243
-----------------------------------------------------------------------------------------

OPERATING INCOME                               130,059    128,184      391,307    359,804
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                            (34,997)   (41,904)    (114,725)  (126,785)
   Income from unconsolidated
     cellular entities                          10,801      9,162       26,913     25,105
   Minority interest                            (3,460)    (3,619)     (25,560)   (10,264)
   Gain on sale or exchange of assets, net       1,201          -       51,160     49,859
   Other income and expense                      1,108      1,159        6,722      2,454
-----------------------------------------------------------------------------------------
      Total other income (expense)             (25,347)   (35,202)     (55,490)   (59,631)
------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE               104,712     92,982      335,817    300,173

Income tax expense                              40,183     38,304      156,721    123,610
-----------------------------------------------------------------------------------------

NET INCOME                                   $  64,529     54,678      179,096    176,563
=========================================================================================

BASIC EARNINGS PER SHARE*                    $     .46        .40         1.29       1.29
=========================================================================================

DILUTED EARNINGS PER SHARE*                  $     .46        .39         1.27       1.26
=========================================================================================

DIVIDENTS PER COMMON SHARE*                  $    .045       .043         .135       .130
=========================================================================================

AVERAGE BASIC SHARES OUTSTANDING*              139,085    137,207      138,668    136,857
=========================================================================================

AVERAGE DILUTED SHARES OUTSTANDING*            141,504    140,322      141,331    139,908
=========================================================================================

*Reflects March 1999 stock split.  See Note 4.
See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                   Three months             Nine months
                                                ended September 30,     ended September 30,
-------------------------------------------------------------------------------------------
                                                 1999        1998        1999        1998
-------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)


Net income                                   $ 64,529      54,678      179,096     176,563
------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
   Unrealized holding gains (losses) arising
    during period, net of $1,230, ($340),
    $3,659 and $5,552 tax                       2,284        (631)       6,796      10,310
   Reclassification adjustment for gains
    included in net income, net of $3,625
    and $11,027 tax                                 -           -       (6,733)    (20,478)
------------------------------------------------------------------------------------------
   Other comprehensive income, net of $1,230,
    ($340), $34, and ($5,475) tax               2,284        (631)          63     (10,168)
------------------------------------------------------------------------------------------

Comprehensive income                         $ 66,813      54,047      179,159     166,395
==========================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,   December 31,
                                                                     1999            1998
--------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                                   $     37,233            5,742
   Accounts receivable, less allowance of $3,539 and $4,155         215,015          185,398
   Materials and supplies, at average cost                           27,858           23,709
   Other                                                              5,206           11,389
--------------------------------------------------------------------------------------------
                                                                    285,312          226,238
--------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                 2,194,944        2,351,453
--------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less accumulated
     amortization of $151,257 and $133,135                        1,629,636        1,956,701
   Other                                                            431,264          401,063
--------------------------------------------------------------------------------------------
                                                                  2,060,900        2,357,764
--------------------------------------------------------------------------------------------
                                                               $  4,541,156        4,935,455
============================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                        $     53,306           53,010
   Accounts payable                                                 107,594           87,627
   Accrued expenses and other liabilities
     Salaries and benefits                                           40,597           36,900
     Taxes                                                           36,881           33,411
     Interest                                                        23,235           36,926
     Other                                                           22,889           24,249
   Advance billings and customer deposits                            31,938           32,721
--------------------------------------------------------------------------------------------
                                                                    316,440          304,844
--------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                    2,042,235        2,558,000
--------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                              468,241          541,129
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, 350,000,000 shares authorized,
     139,672,352 and 138,082,926 shares issued and outstanding      139,672          138,083
   Paid-in capital                                                  471,583          451,535
   Accumulated other comprehensive income-unrealized
     holding gain on investments, net of taxes                        7,280            7,217
   Retained earnings                                              1,092,670          932,611
   Unearned ESOP shares                                              (4,940)          (6,070)
   Preferred stock - non-redeemable                                   7,975            8,106
--------------------------------------------------------------------------------------------
                                                                  1,714,240        1,531,482
--------------------------------------------------------------------------------------------
                                                               $  4,541,156        4,935,455
============================================================================================
See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Nine months
                                                                        ended September 30,
-------------------------------------------------------------------------------------------
                                                                          1999       1998
-------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                                   $  138,083      91,104
   Issuance of common stock for acquisitions                                 -          28
   Conversion of convertible securities into common stock                  330         169
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                           1,259         623
------------------------------------------------------------------------------------------
   Balance at end of period                                            139,672      91,924
------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                      451,535     469,586
   Issuance of common stock for acquisitions                                 -       1,059
   Conversion of convertible securities into common stock                2,918       3,131
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                          16,192      11,410
   Amortization of unearned compensation and other                         938       2,035
------------------------------------------------------------------------------------------
   Balance at end of period                                            471,583     487,221
------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   Balance at beginning of period                                        7,217      11,893
   Change in unrealized holding gain on investments, net of
     reclassification adjustment                                            63     (10,168)
------------------------------------------------------------------------------------------
   Balance at end of period                                              7,280       1,725
------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                      932,611     728,033
   Net income                                                          179,096     176,563
   Cash dividends declared
     Common stock - $.135 and $.130 per share, respectively*           (18,733)    (17,811)
     Preferred stock                                                      (304)       (306)
------------------------------------------------------------------------------------------
   Balance at end of period                                          1,092,670     886,479
------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                       (6,070)     (8,450)
   Release of ESOP shares                                                1,130       1,630
------------------------------------------------------------------------------------------
   Balance at end of period                                             (4,940)     (6,820)
-------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning of period                                        8,106       8,106
   Conversion of preferred stock into common stock                        (131)          -
------------------------------------------------------------------------------------------
   Balance at end of period                                              7,975       8,106
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          $1,714,240   1,468,635
==========================================================================================

*Reflects March 1999 stock split.  See Note 4.
See accompanying notes to consolidated financial statements.



                                CENTURYTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine months
                                                                        ended September 30,
-------------------------------------------------------------------------------------------
                                                                         1999        1998
-------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                       $  179,096    176,563
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                     260,293    242,288
     Deferred income taxes                                               6,557     19,041
     Income from unconsolidated cellular entities                      (26,913)   (25,105)
     Minority interest                                                  25,560     10,264
     Gain on sales of assets                                           (51,160)   (49,859)
Changes in current assets and current liabilities:
       Accounts receivable                                             (37,145)   (15,370)
       Accounts payable                                                 17,460     (6,184)
       Accrued taxes                                                   (60,659)   (43,952)
       Other current assets and other current liabilities, net          (6,953)     9,364
   Changes in other noncurrent assets                                  (26,922)   (11,171)
   Changes in other noncurrent liabilities                              (5,941)     3,535
   Other, net                                                           17,229      7,763
-----------------------------------------------------------------------------------------
     Net cash provided by operating activities                         290,502    317,177
-----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                         (236,998)  (204,627)
   Acquisitions, net of cash acquired                                  (16,771)    (5,028)
   Proceeds from sales of assets                                       453,916    132,307
   Distributions from unconsolidated cellular entities                  16,315     17,715
   Purchase of life insurance investment, net                           (2,545)    (2,557)
   Other, net                                                           (2,221)     2,337
-----------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities               211,696    (59,853)
-----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                             64,551    772,894
   Payments of long-term debt                                         (532,535)  (999,877)
   Payment upon settlement of hedge contracts                                -    (40,237)
   Payment of deferred debt issuance costs                                   -     (6,625)
   Proceeds from issuance of common stock                               15,055     12,110
   Cash dividends                                                      (19,037)   (18,117)
   Other, net                                                            1,259        451
-----------------------------------------------------------------------------------------
     Net cash used in financing activities                            (470,707)  (279,401)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    31,491    (22,077)

Cash and cash equivalents at beginning of period                         5,742     26,017
-----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                          $   37,233      3,940
=========================================================================================

Supplemental cash flow information:
   Income taxes paid                                                $  223,659    158,365
   Interest paid                                                    $  128,416    124,190
-----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

(1)   Basis of Financial Reporting

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain 1998 amounts have been reclassified to be consistent with the Company's 1999 presentation, including the reclassification of the Company's personal communication services operations from other operations to the wireless segment.

      The unaudited financial information for the three months and nine months ended September 30, 1999 and 1998 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 1999 and the results of operations for the applicable three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                               September 30,  December 31,
-------------------------------------------------------------------------
                                                   1999           1998
-------------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost                 $   3,366,882       3,660,252
Accumulated depreciation                       (1,558,418)     (1,661,315)
-------------------------------------------------------------------------
                                                1,808,464       1,998,937
-------------------------------------------------------------------------

Wireless, at cost                                 458,197         436,897
Accumulated depreciation                         (203,469)       (178,969)
-------------------------------------------------------------------------
                                                  254,728         257,928
-------------------------------------------------------------------------

Other operations, at cost                         238,418         192,509
Accumulated depreciation                         (106,666)        (97,921)
-------------------------------------------------------------------------
                                                  131,752          94,588
-------------------------------------------------------------------------

                                            $   2,194,944       2,351,453
=========================================================================

(3)   Earnings from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 1999 and 1998) were accounted for by the equity method:

                                                           Nine months
                                                       ended September 30,
--------------------------------------------------------------------------
                                                      1999           1998
--------------------------------------------------------------------------
                                                     (Dollars in thousands)
Results of operations
   Revenues                                      $  995,973        937,670
   Operating income                              $  310,332        334,405
   Net income                                    $  309,141        336,393
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

(6)    Pending Acquisitions

       In June 1999, the Company signed a definitive asset purchase agreement with affiliates of GTE Corporation ("GTE") to purchase GTE's telephone access lines (which numbered approximately 214,269 at December 31, 1998) and related local exchange assets in Arkansas for approximately $845.8 million, subject to certain adjustments. In July 1999, the Company acquired a 61.5% (56.9% fully-diluted) interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 116,000 at December 31, 1998) and related local exchange assets in Missouri for approximately $290 million, subject to certain adjustments. The Company has agreed to make a preferred equity investment in the newly organized company of approximately $55 million and to finance substantially all of the remainder of the purchase price.

       In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with a GTE affiliate to purchase telephone access lines (which numbered approximately 61,600 as of December 31, 1998) and related local exchange assets in Wisconsin for approximately $170 million cash, subject to certain adjustments. The Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and currently expects to finance substantially all of the remainder of the purchase price. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 64,800 as of December 31, 1998) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $195 million cash, subject to certain adjustments.

       All of these GTE transactions are expected to close mid-year 2000, pending regulatory approvals and certain other closing conditions.

(7)    Business Segments

       The Company has two separately reportable business segments: telephone and wireless. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Other operations include, but are not limited to, the Company's non-regulated long distance operations, call center operations and security monitoring operations.

                                               Three months                Nine months
                                            ended September 30,        ended September 30,
-----------------------------------------------------------------------------------------
                                           1999          1998         1999          1998
-----------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues
    Telephone segment                  $ 277,352       275,397      849,426       800,532
    Wireless segment                     111,652       106,664      320,245       305,704
    Other operations                      30,201        19,888       80,540        55,811
-----------------------------------------------------------------------------------------
                                       $ 419,205       401,949    1,250,211     1,162,047
=========================================================================================

Operating income
    Telephone segment                  $  81,852        88,210      260,916       245,007
    Wireless segment                      40,705        36,263      111,797       103,131
    Other operations                       7,502         3,711       18,594        11,666
-----------------------------------------------------------------------------------------
                                       $ 130,059       128,184      391,307       359,804
=========================================================================================

Operating income                       $ 130,059       128,184      391,307       359,804
Interest expense                         (34,997)      (41,904)    (114,725)     (126,785)
Income from unconsolidated
  cellular entities                       10,801         9,162       26,913        25,105
Minority interest                         (3,460)       (3,619)     (25,560)      (10,264)
Gain on sale or exchange
  of assets, net                           1,201             -       51,160        49,859
Other income and expense                   1,108         1,159        6,722         2,454
-----------------------------------------------------------------------------------------
Income before income tax expense       $ 104,712        92,982      335,817       300,173
=========================================================================================

                                        September 30,          December 31,
                                            1999                   1998
---------------------------------------------------------------------------
                                               (Dollars in thousands)
Total assets
    Telephone segment                   $ 3,215,593               3,674,148
    Wireless segment                      1,175,864               1,114,955
    Other operations                        149,699                 146,352
---------------------------------------------------------------------------
Total assets                            $ 4,541,156               4,935,455
===========================================================================



                                CENTURYTEL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results of operations which might be expected for the entire year.

       CenturyTel, Inc. (the "Company"), is a regional diversified communications company that is primarily engaged in providing local telephone services and cellular telephone communications services. At September 30, 1999, the Company's local exchange telephone subsidiaries operated over 1.26 million telephone access lines primarily in rural, suburban and small urban areas in 20 states, and the Company's majority-owned and operated cellular entities had more than 650,000 cellular subscribers. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone operations serving 86,000 access lines in northern and central Wisconsin and the related telephone directories for approximately $221 million cash. The operations of the former Ameritech properties are included in the Company's results of operations beginning December 1, 1998. On May 14, 1999, the Company sold substantially all of its Alaska-based operations serving approximately 134,900 telephone access lines and 3,000 cellular subscribers. On June 1, 1999, the Company sold the assets of its Brownsville and McAllen, Texas cellular operations serving approximately 7,500 cellular subscribers. The operations of these disposed properties are included in the Company's results of operations up to the respective dates of disposition.

       In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including integrating newly acquired properties into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the success and expense of the remediation efforts of the Company and its vendors in achieving year 2000 compliance; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.



                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 1999 Compared
                    to Three Months Ended September 30, 1998

       Net income for the third quarter of 1999 was $64.5 million compared to $54.7 million during the third quarter of 1998. Diluted earnings per share increased to $.46 during the three months ended September 30, 1999 from $.39 during the three months ended September 30, 1998, a 17.9% increase.

                                                         Three months
                                                      ended September 30,
----------------------------------------------------------------------------
                                                   1999                1998
----------------------------------------------------------------------------
                                                     (Dollars, except per
                                                      share amounts, and
                                                     shares in thousands)
Operating income
   Telephone                                   $   81,852             88,210
   Wireless                                        40,705             36,263
   Other                                            7,502              3,711
----------------------------------------------------------------------------
                                                  130,059            128,184
Interest expense                                  (34,997)           (41,904)
Income from unconsolidated cellular entities       10,801              9,162
Minority interest                                  (3,460)            (3,619)
Gain on sale or exchange of assets, net             1,201                  -
Other income and expense                            1,108              1,159
Income tax expense                                (40,183)           (38,304)
----------------------------------------------------------------------------
Net income                                     $   64,529             54,678
============================================================================
Basic earnings per share                       $      .46                .40
============================================================================
Diluted earnings per share                     $      .46                .39
============================================================================
Average basic shares outstanding                  139,085            137,207
============================================================================
Average diluted shares outstanding                141,504            140,322
============================================================================

       Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended September 30, 1999 and 1998 were as follows:

                                                      Three months
                                                   ended September 30,
-------------------------------------------------------------------------
                                                1999                1998
-------------------------------------------------------------------------
Operating revenues
   Telephone operations                          66.2%               68.5
   Wireless operations                           26.6%               26.5
   Other operations                               7.2%                5.0

Operating income
   Telephone operations                          62.9%               68.8
   Wireless operations                           31.3%               28.3
   Other operations                               5.8%                2.9
-------------------------------------------------------------------------


Telephone Operations

                                                          Three months
                                                       ended September 30,
-----------------------------------------------------------------------------
                                                    1999                1998
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Local service                                 $  86,010             84,082
   Network access                                  159,682            159,422
   Other                                            31,660             31,893
-----------------------------------------------------------------------------
                                                   277,352            275,397
-----------------------------------------------------------------------------

Operating expenses
   Plant operations                                 66,446             62,402
   Customer operations                              22,073             22,107
   Corporate and other                              40,584             37,436
   Depreciation and amortization                    66,397             65,242
-----------------------------------------------------------------------------
                                                   195,500            187,187
-----------------------------------------------------------------------------

Operating income                                 $  81,852             88,210
=============================================================================

       Telephone operating income decreased $6.4 million (7.2%) due to an increase in operating expenses of $8.3 million (4.4%) which was partially offset by an increase in operating revenues of $2.0 million (.7%).

       Of the $2.0 million increase in operating revenues, $11.5 million was attributable to the properties acquired from Ameritech, which was more than offset by a $31.7 million decrease attributable to the sale of the Alaska based operations. The remaining $22.2 million increase in revenues was partially due to a $5.3 million increase in local network service revenues primarily due to an increase in the number of customer access lines; a $4.4 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; a $3.0 million increase related to the Company's sales, leases, installations, maintenance and repair of customer premise telecommunications equipment and wiring ("CPE services"); a $3.7 million increase in revenues due to increased minutes of use; and a $2.6 million increase in amounts received from the federal Universal Service Fund.

       Plant operations expenses increased $4.0 million (6.5%) of which $3.4 million was attributable to the properties acquired from Ameritech, which was more than offset by a $9.5 million decrease due to the sale of the Alaska properties. The remaining $10.1 million increase was primarily due to a $4.0 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states; a $3.1 million increase in salaries and benefits; and a $1.3 million increase in repair and maintenance expenses.

       Customer operations expenses decreased $34,000 of which $3.3 million was due to the sale of the Alaska properties. Such decrease was substantially offset by a $1.1 million increase in expenses attributable to the properties acquired from Ameritech and a $1.0 million increase in marketing expenses.

       Corporate and other expenses increased $3.1 million (8.4%) primarily due to a $3.1 million increase in contract labor expenses attributable to readying the Company's systems to be year 2000 compliant; a $1.5 million increase in salaries and benefits; a $1.2 million increase attributable to the properties acquired from Ameritech; a $1.0 million increase in expenses associated with the provision of CPE services; and a $957,000 increase in the provision for doubtful accounts. Such increases were partially offset by a $4.9 million decrease due to the sale of the Alaska properties.

       Depreciation and amortization increased $1.2 million (1.8%), of which $3.8 million was attributable to the properties acquired from Ameritech, which was more than offset by a $7.1 million decrease due to the sale of the Alaska properties. The remainder of the increase was primarily due to higher levels of plant in service.


Wireless Operations and Income From Unconsolidated Cellular Entities

                                                             Three months
                                                          ended September 30,
--------------------------------------------------------------------------------
                                                         1999            1998
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating income - wireless operations                $ 40,705           36,263
Minority interest                                       (3,449)          (3,619)
Income from unconsolidated cellular entities            10,801            9,162
--------------------------------------------------------------------------------
                                                      $ 48,057           41,806
================================================================================

       The Company's wireless operations (discussed below) reflect 100% of the results of operations of the cellular entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income from unconsolidated cellular entities." See Income from Unconsolidated Cellular Entities for additional information.

Wireless Operations

                                                             Three months
                                                          ended September 30,
--------------------------------------------------------------------------------
                                                         1999            1998
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
   Service revenues                                  $ 109,318          104,529
   Equipment sales                                       2,334            2,135
-------------------------------------------------------------------------------
                                                       111,652          106,664
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                4,200            3,784
   System operations                                    13,864           15,359
   General, administrative and customer service         22,128           22,115
   Sales and marketing                                  13,588           13,585
   Depreciation and amortization                        17,167           15,558
-------------------------------------------------------------------------------
                                                        70,947           70,401
-------------------------------------------------------------------------------

Operating income                                     $  40,705           36,263
===============================================================================

       Wireless operating income increased $4.4 million (12.2%) to $40.7 million in the third quarter of 1999 from $36.3 million in the third quarter of 1998. Wireless operating revenues increased $5.0 million (4.7%) while operating expenses increased $546,000 (.8%).

       The $4.8 million increase in service revenues was primarily due to a $4.9 million increase in local service revenues and a $3.5 million increase in roaming usage, both of which are primarily attributable to a growth in the number of customers and increased minutes of use, partially offset by reduced rates. Such increases were partially offset by a $3.6 million decrease due to the Company's sale of its Texas and Alaska cellular properties.

       The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                            Three months
                                                         ended September 30,
---------------------------------------------------------------------------
                                                          1999        1998
---------------------------------------------------------------------------
Customers at beginning of period                        641,440     583,929
Gross units added internally                             47,309      48,718
Disconnects                                              37,850      41,002
Net units added                                           9,459       7,716
Customers at end of period                              650,899     591,645
---------------------------------------------------------------------------

       The average monthly service revenue per customer declined to $57 during the third quarter of 1999 from $59 during the third quarter of 1998 due to pricing rate reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. A majority of the Company's net unit additions for third quarter 1999 were prepaid customers. The average monthly service revenue per prepaid customer has been and is expected to continue to be less than the average monthly service revenue per contract customer. The average monthly service revenue per customer may further decline
(i) as market penetration increases and additional lower usage customers (including prepaid customers) are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

       System operations expenses decreased $1.5 million (9.7%) in the third quarter of 1999 primarily due to a $1.2 million decrease in toll expenses; a $943,000 decrease due to the sale of the Alaska and Texas properties; and an $853,000 decrease in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas. Such decreases were partially offset by a $1.4 million increase associated with operating a greater number of cell sites.

       General, administrative and customer service expenses increased $13,000. A $3.7 million decrease in the provision for doubtful accounts was offset by a $1.0 million increase in contract labor expense attributable to readying the Company's system to be year 2000 compliant and a $2.5 million increase in general office expenses.

       The Company's average monthly churn rate (the percentage of customers that terminate service) was 1.9% for the third quarter of 1999 and 2.3% for the third quarter of 1998.

       Depreciation and amortization increased $1.6 million (10.3%) primarily due to an increase in amortization of intangibles.

Other Operations

                                                              Three months
                                                           ended September 30,
------------------------------------------------------------------------------
                                                           1999           1998
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Operating revenues
    Long distance                                      $  22,602        13,263
    Call center                                            3,352         2,754
    Other                                                  4,247         3,871
------------------------------------------------------------------------------
                                                          30,201        19,888
------------------------------------------------------------------------------

Operating expenses
    Cost of sales and operating expenses                  21,963        15,367
    Depreciation and amortization                            736           810
------------------------------------------------------------------------------
                                                          22,699        16,177
------------------------------------------------------------------------------

Operating income                                       $   7,502         3,711
==============================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance and call center operations. The $9.3 million increase in long distance revenues was primarily attributable to the growth in the number of customers. The average number of long distance customers during the third quarter of 1999 and 1998 was 270,700 and 207,900, respectively.

       Operating expenses increased $6.5 million primarily due to a $5.4 million increase in expenses of the Company's long distance operations primarily due to increased minutes of use due to an increase in the number of customers.

       The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its security monitoring, fiber network and competitive local exchange businesses.

Interest Expense

       Interest expense decreased $6.9 million in the third quarter of 1999 compared to the third quarter of 1998 primarily due to a reduction in outstanding indebtedness.

Income from Unconsolidated Cellular Entities

       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $1.6 million (17.9%) due to increased earnings from unconsolidated entities.

Income Tax Expense

       Income tax expense increased $1.9 million in the third quarter of 1999 compared to the third quarter of 1998. The effective income tax rate was 38.4% and 41.2% in the three months ended September 30, 1999 and 1998, respectively. Such decrease in the effective income tax rate was primarily due to two factors. First, the Company's 1999 sale of its Alaska and Texas operations resulted in a decrease in the amount of amortization of excess cost of net assets acquired (goodwill) that is non-deductible for tax purposes. Second, in the third quarter of 1999 the Company recorded a $2.5 million state tax benefit relating to a loss carryback that will be utilized to recoup taxes paid in a previous year.


                  Nine Months Ended September 30, 1999 Compared
                     to Nine Months Ended September 30, 1998

       Net income (and diluted earnings per share) for the first nine months of 1999 and 1998 was $179.1 million ($1.27) and $176.6 million ($1.26), respectively. Net income (excluding the after-tax effect of asset sales) for the first nine months of 1999 was $179.4 million compared to $146.0 million during the first nine months of 1998. Diluted earnings per share (excluding the after-tax effect of asset sales) increased to $1.27 during the nine months ended September 30, 1999 from $1.05 during the nine months ended September 30, 1998, a 21.0% increase.

                                                           Nine months
                                                       ended September 30,
----------------------------------------------------------------------------
                                                     1999             1998
----------------------------------------------------------------------------
                                                      (Dollars, except per
                                                       share amounts, and
                                                       shares in thousands)
Operating income
   Telephone                                     $  260,916          245,007
   Wireless                                         111,797          103,131
   Other                                             18,594           11,666
----------------------------------------------------------------------------
                                                    391,307          359,804
Interest expense                                   (114,725)        (126,785)
Income from unconsolidated cellular entities         26,913           25,105
Minority interest                                   (25,560)         (10,264)
Gain on sale or exchange of assets, net              51,160           49,859
Other income and expense                              6,722            2,454
Income tax expense                                 (156,721)        (123,610)
----------------------------------------------------------------------------
Net income                                       $  179,096          176,563
============================================================================
Basic earnings per share                         $     1.29             1.29
============================================================================
Diluted earnings per share                       $     1.27             1.26
============================================================================
Average basic shares outstanding                    138,668          136,857
============================================================================
Average diluted shares outstanding                  141,331          139,908
============================================================================

       Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the nine months ended September 30, 1999 and 1998 were as follows:

                                                        Nine months
                                                    ended September 30,
-------------------------------------------------------------------------
                                                 1999                1998
-------------------------------------------------------------------------
Operating revenues
   Telephone operations                          67.9%               68.9
   Wireless operations                           25.6%               26.3
   Other operations                               6.5%                4.8

Operating income
   Telephone operations                          66.7%               68.1
   Wireless operations                           28.6%               28.7
   Other operations                               4.7%                3.2
-------------------------------------------------------------------------


Telephone Operations

                                                       Nine months
                                                   ended September 30,
-------------------------------------------------------------------------
                                                1999                1998
-------------------------------------------------------------------------
                                                 (Dollars in thousands)
Operating revenues
   Local service                             $ 266,119            243,664
   Network access                              482,626            462,576
   Other                                       100,681             94,292
-------------------------------------------------------------------------
                                               849,426            800,532
-------------------------------------------------------------------------

Operating expenses
   Plant operations                            196,960            176,609
   Customer operations                          67,968             67,956
   Corporate and other                         116,419            116,444
   Depreciation and amortization               207,163            194,516
-------------------------------------------------------------------------
                                               588,510            555,525
-------------------------------------------------------------------------

Operating income                             $ 260,916            245,007
=========================================================================

       Telephone operating income increased $15.9 million (6.5%) due to an increase in operating revenues of $48.9 million (6.1%) which more than offset an increase in operating expenses of $33.0 million (5.9%).

       Of the $48.9 million increase in operating revenues, $35.3 million was attributable to the properties acquired from Ameritech, which was more than offset by a $42.7 million decrease due to the sale of the Alaska properties. The remaining $56.3 million increase in revenues was partially due to a $14.9 million increase in local network service revenues primarily due to an increase in the number of customer access lines; a $7.4 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; a $6.3 million increase in amounts received from the federal Universal Service Fund; a $5.9 million increase in revenues due to increased minutes of use; a $5.1 million increase in revenues associated with the Company's provision of CPE services; a $6.7 million increase in revenues resulting from revisions of revenue settlement agreements; and a $3.9 million increase in revenues from the provision of Internet access.

       Plant operations expenses increased $20.4 million (11.5%) of which $8.6 million was attributable to the properties acquired from Ameritech, which was more than offset by a $13.1 million decrease due to the sale of the Company's Alaska properties. The remaining $24.9 million increase was partially due to a $6.0 million increase in repair and maintenance expenses; a $4.9 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states; a $4.7 million increase in network operations expenses; and a $2.5 million increase in salaries and benefits.

       Customer operations expenses increased $12,000 of which $3.0 million was attributable to the properties acquired from Ameritech, which was more than offset by a $5.1 million decrease due to the sale of the Alaska properties. The remaining $2.1 million increase was primarily due to a $2.5 million increase in marketing expenses.

       Corporate and other expenses decreased $25,000 of which $7.6 million was due to the sale of the Alaska properties, partially offset by a $3.5 million increase attributable to the properties acquired from Ameritech. The remaining $4.1 million increase was primarily due to a $6.8 million increase in contract labor expenses associated with readying the Company's systems to be year 2000 compliant which was partially offset by a $2.7 million decrease in salaries and benefits.

       Depreciation and amortization increased $12.6 million (6.5%), of which $11.6 million was attributable to the properties acquired from Ameritech and $11.4 million was due to higher levels of plant in service and nonrecurring depreciation charges which have been approved for certain subsidiaries. Such increases were partially offset by a $10.5 million reduction in depreciation and amortization expenses resulting from the sale of the Company's Alaska properties.


Wireless Operations and Income From Unconsolidated Cellular Entities

                                                               Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                           1999           1998
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Operating income - wireless operations                 $ 111,797        103,131
Minority interest, exclusive of the
  effect of asset sales                                  (10,611)       (10,264)
Income from unconsolidated cellular entities              26,913         25,105
-------------------------------------------------------------------------------
                                                       $ 128,099        117,972
===============================================================================

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

Wireless Operations

                                                           Nine months
                                                       ended September 30,
----------------------------------------------------------------------------
                                                      1999            1998
----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Service revenues                              $  312,873          299,396
   Equipment sales                                    7,372            6,308
----------------------------------------------------------------------------
                                                    320,245          305,704
----------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                            13,848           11,211
   System operations                                 42,394           44,285
   General, administrative and
     customer service                                60,113           60,785
   Sales and marketing                               41,130           41,018
   Depreciation and amortization                     50,963           45,274
----------------------------------------------------------------------------
                                                    208,448          202,573
----------------------------------------------------------------------------

Operating income                                 $  111,797          103,131
============================================================================

       Wireless operating income increased $8.7 million (8.4%) to $111.8 million in the first nine months of 1999 from $103.1 million in the first nine months of 1998. Wireless operating revenues increased $14.5 million (4.8%) while operating expenses increased $5.9 million (2.9%).

       The $13.5 million increase in service revenues was primarily due to an $11.3 million increase in roaming usage and a $2.2 million increase in local service revenues, both of which are primarily attributable to a growth in the number of customers and increased minutes of use, partially offset by reduced rates.

       The following table illustrates the growth in the Company's wireless customer base in its majority owned markets:

                                                         Nine months
                                                     ended September 30,
-------------------------------------------------------------------------
                                                    1999            1998
-------------------------------------------------------------------------
Customers at beginning of period                 624,290          569,983
Gross units added internally                     146,754          140,407
Disconnects                                      109,582          118,745
Net units added                                   37,172           21,662
Effect of dispositions                           (10,563)               -
Customers at end of period                       650,899          591,645
-------------------------------------------------------------------------

       The average monthly service revenue per customer declined to $54 during the first nine months of 1999 from $57 during the first nine months of 1998 due to pricing rate reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. A majority of the Company's net unit additions for 1999 were prepaid customers. The average monthly service revenue per prepaid customer has been and is expected to continue to be less than the average monthly service revenue per contract customer. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers (including prepaid customers) are activated and (ii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate usage by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

       Cost of equipment sold increased $2.6 million (23.5%) primarily due to an increase in the number of phones sold.

       System operations expenses decreased $1.9 million (4.3%) in the first nine months of 1999 primarily due to a $2.8 million decrease in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas; a $1.4 million decrease in toll costs; and a $1.3 million decrease in expenses attributable to operations sold in 1999. Such decreases were partially offset by a $3.9 million increase in expenses associated with operating a greater number of cell sites.

       General, administrative and customer service expenses decreased $672,000 (1.1%), of which $8.3 million was attributable to a decrease in the provision for doubtful accounts. Such decrease was substantially offset by a $3.5 million increase in customer service expenses; a $1.9 million increase in contract labor expenses attributable to readying the Company's systems to be year 2000 compliant; and a $3.3 million increase in general office expenses.

       The Company's average monthly churn rate (the percentage of customers that terminate service) was 1.9% for the first nine months of 1999 and 2.3% for the first nine months of 1998.

       Depreciation and amortization increased $5.7 million (12.6%), of which $4.0 million was due to an increase in amortization of intangibles and $1.8 million was attributable to a higher level of plant in service.


Other Operations

                                                              Nine months
                                                          ended September 30,
------------------------------------------------------------------------------
                                                        1999              1998
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
    Long distance                                    $ 59,043           36,865
    Call center                                         8,899            7,702
    Other                                              12,598           11,244
------------------------------------------------------------------------------
                                                       80,540           55,811
------------------------------------------------------------------------------

Operating expenses
    Cost of sales and operating expenses               59,779           41,647
    Depreciation and amortization                       2,167            2,498
------------------------------------------------------------------------------
                                                       61,946           44,145
------------------------------------------------------------------------------

Operating income                                     $ 18,594           11,666
==============================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance and call center operations. The $22.2 million increase in long distance revenues was attributable to the growth in the number of customers. The average number of long distance customers during the first nine months of 1999 and 1998 was 252,700 and 192,700, respectively.

       Operating expenses increased $17.8 million (40.3%) primarily due to (i) an increase of $12.2 million in expenses of the Company's long distance operations primarily due to increased minutes of use due to an increase in the number of customers, (ii) a $3.0 million increase associated with the Company's call center operations and (iii) a $2.7 million increase in expenses due to expansion of the Company's security monitoring and fiber network businesses.

       The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its security monitoring, fiber network and competitive local exchange businesses.

Interest Expense

       Interest expense decreased $12.1 million in the first nine months of 1999 compared to the first nine months of 1998 primarily due to a reduction in outstanding indebtedness.


Income from Unconsolidated Cellular Entities

       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $1.8 million (7.2%) due to increased earnings from unconsolidated entities.

Minority Interest

       Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $15.3 million during the first nine months of 1999 compared to the same period in 1998 primarily due to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties.

Gain on Sale or Exchange of Assets, Net

       In the first nine months of 1999, the Company recorded pre-tax gains aggregating $51.2 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after-tax; $.04 per diluted share) was due to the sale of the Company's remaining common shares of MCIWorldCom, Inc. Of the remaining $40.8 million, $39.6 million of the pre-tax gains ($7.8 million loss after-tax; ($.05) per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. For additional information, see Note 5 of Notes to Consolidated Financial Statements and Minority Interest.

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

Other Income and Expense

       Other income and expense increased $4.3 million in the first nine months of 1999 compared to the first nine months of 1998, substantially all of which relates to favorable non-recurring items recorded in 1999.

Income Tax Expense

       Income tax expense increased $33.1 million in the first nine months of 1999 compared to the first nine months of 1998. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 40.1% and 41.7% for the nine months ended September 30, 1999 and 1998, respectively. Such decrease in the effective income tax rate was primarily due to two factors. First, the Company's 1999 sale of its Alaska and Texas operations resulted in a decrease in the amount of amortization of excess cost of net assets acquired (goodwill) that is non-deductible for tax purposes. Second, in the third quarter of 1999 the Company recorded a $2.5 million state tax benefit relating to a loss carryback that will be utilized to recoup taxes paid in a previous year.


                         LIQUIDITY AND CAPITAL RESOURCES


       Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

       Net cash provided by operating activities was $290.5 million during the first nine months of 1999 compared to $317.2 million during the first nine months of 1998. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

       Net cash provided by (used in) investing activities was $211.7 million and ($59.9) million for the nine months ended September 30, 1999 and 1998, respectively. Proceeds from the sale of assets were $453.9 million in the first nine months of 1999 compared to $132.3 million in the first nine months of 1998. Payments for property, plant and equipment were $32.4 million more in the first nine months of 1999 than in the comparable period during 1998. Capital expenditures for the nine months ended September 30, 1999 were $145.2 million for telephone, $44.3 million for wireless and $47.5 million for other operations.

       Net cash used in financing activities was $470.7 million during the first nine months of 1999 compared to $279.4 million during the first nine months of 1998. Net payments of long-term debt were $241.0 million more during the first nine months of 1999 compared to the first nine months of 1998 primarily due to utilization of proceeds received from the sales of assets. During the first nine months of 1998, the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of Pacific Telecom, Inc. In addition, the Company paid approximately $40 million in 1998 to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

       Revised budgeted capital expenditures for 1999 total $215 million for telephone operations, $70 million for wireless operations and $60 million for corporate and other operations. Anticipated capital expenditures for 2000, excluding properties to be acquired, are expected to be between $400-$425 million.

       As of September 30, 1999, Century's telephone subsidiaries had available for use $131.5 million of commitments for long-term financing from the Rural Utilities Service and the Company had $568.1 million of undrawn committed bank lines of credit.

       In June 1999, the Company signed a definitive asset purchase agreement to purchase from affiliates of GTE Corporation ("GTE") telephone access lines (which numbered approximately 214,269 at December 31, 1998) and related local exchange assets in Arkansas for approximately $845.8 million in cash. In July 1999, the Company acquired a 61.5% (56.9% fully diluted) interest in a joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 116,000 at December 31, 1998) and related local exchange assets in Missouri for approximately $290 million in cash. At closing, the Company has agreed to make approximately a $55 million preferred equity investment in the new entity and it is anticipated that the Company will loan the new entity approximately $220 million.

       In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement to purchase telephone access lines (which numbered approximately 61,600 as of December 31, 1998) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $170 million cash. At closing the Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and it is anticipated that the Company will loan the new entity approximately $130 million. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 64,800 as of December 31, 1998) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $195 million cash.

       The purchase price under each of these GTE agreements is subject to adjustments which are not expected to be material in the aggregate. These transactions are anticipated to close by mid-year 2000, subject to regulatory approvals and certain other closing conditions. Although financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions, the Company currently anticipates selling a mix of securities that will include debt securities and may include equity or equity-linked securities. As a result of the Company's announcement of these acquisitions, Moody's placed its ratings of the Company's debt under review for possible downgrade and Standard & Poor's placed its ratings of the Company's debt on CreditWatch with negative implications.


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

Regulatory Issues

       On October 21, 1999, the Federal Communications Commission ("FCC") adopted an order implementing a new universal service support mechanism for non-rural carriers for high cost and rural markets. This order will shift non-rural telephone companies to a forward-looking cost model in determining their future universal support.

       Because all of the Company's local exchange carriers ("LECs") have been designated as a rural carrier, this order will not directly impact the Company. However, this order may establish the benchmark for the treatment of universal support funding for rural carriers. The Company's LECs will continue to receive payments under the existing federal support mechanism for rural carriers until the FCC adopts funding support mechanisms based on forward-looking costs, which it is required to do, but no earlier than January 2001.

Year 2000 Readiness Disclosure

       The Year 2000 issue concerns the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. The Company has implemented a Year 2000 Project Plan ("the Plan") to assess whether its systems that process date sensitive information will perform satisfactorily leading up to and beyond January 1, 2000. The goal of the Plan is to correct, prior to January 1, 2000, Year 2000-related problems with critical systems, the failure of which could reasonably be expected to have a material adverse effect on the Company's operations. The Plan was designed to (i) identify critical system elements that require date code remediation, (ii) remediate all such systems, and (iii) selectively test the remediated systems.

       All phases of the Plan have been materially completed as of early fourth quarter 1999. As discussed further below, the Company believes the Plan has sufficiently identified, remediated and selectively tested critical Company-owned systems. However, because the Company relies upon third parties for the delivery of critical services and because not all Company-owned remediated systems have been or will be tested under the Plan, there can be no assurance that all critical systems will properly function subsequent to December 31, 1999. The Company will continue its Year 2000 monitoring efforts throughout the remainder of 1999.

       The identification phase of the Plan identified Year 2000 issues in the following critical Company-owned systems: (i) switching and transmission hardware and software used by the Company to route and deliver telephone calls;
(ii) network support systems, including customer service systems; and (iii) billing and collection systems used by the Company to invoice and process most of its customer payments. In addition, the Company (i) receives critical services from providers of utilities and other services to facilities that house employees and switching, transmission and other equipment and (ii) is dependent upon outside vendors for, among other things, the provision of critical network components and cellular billing services. The Company is also critically reliant upon the systems of other telecommunication carriers with which the Company's systems interconnect for the routing and delivery of telephone calls. The Company has also identified potential Year 2000-related liability with respect to telephone equipment manufactured by unaffiliated parties that the Company has sold or leased to its customers ("Customer Premises Equipment" or "CPE").

       Based on the critical systems issues identified by the Plan, the Company has undertaken the following steps with respect to Company-owned systems, third-party vendors, other telecommunications carriers, and CPE customers:

o The Company has remediated all identified Year 2000 deficiencies in Company-owned switching, transmission, billing and collection and other critical systems through the revision or replacement of current system components. Selective testing and verification of remediated Company-owned systems has been completed. Due to the large number of system components requiring remediation, the Company has not and will not test every remediated system, but will rely upon the results of selective testing to determine the effectiveness of remediation efforts. Testing results were not verified by third parties. The Company believes, however, that the remediation and testing undertaken under the Plan has sufficiently addressed Year 2000 deficiencies in Company-owned critical systems.

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

o The Company has received certain assurances from industry trade data and governmental reports regarding the year 2000 readiness of major telecommunications companies with which the Company's switching systems interconnect. During 1999, the Company made specific inquiries with these and other telecommunication carriers to determine their compliance status. These carriers have informed the Company that they believe they will be Year 2000 ready by year's-end, although there can be no assurance to this effect.

o Finally, the Company has obtained Year 2000 compliance information from CPE manufacturers and has provided and will continue to provide this information to the Company's CPE customers through year-end 1999. The Company continues to work with its customers to identify Year 2000 problems in CPE. However, there can be no assurance that these efforts will be successful in preventing or reducing Year 2000-related claims.


       While the Company currently believes that it has remediated and selectively tested Company-owned critical systems sufficiently to minimize any detrimental effect on its operations as a result of Year 2000 problems, there can be no assurance to this effect. Failure by the Company to effectively remediate its systems, or the failure of critical vendors and suppliers and other telecommunications carriers to remediate affected systems, could have a material adverse impact on the Company's business, financial condition, results of operations and prospects. Because the impact of Year 2000 issues on the Company is materially dependent on the mitigation efforts of parties outside the Company's control, the Company cannot assess with certainty the magnitude of any such potential adverse impact. However, the Company believes that the most reasonably likely worst case scenario of the failure by the Company, its suppliers or other telecommunications carriers with which the Company interconnects to resolve Year 2000 issues would be an inability by the Company
(i) to provide telecommunications services to the Company's customers, (ii) to route and deliver telephone calls originating from or terminating with other telecommunications carriers, (iii) to timely and accurately process service requests and (iv) to timely and accurately bill its customers. In addition to lost earnings, these failures could also result in loss of customers due to service interruptions and billing errors, substantial claims by customers and increased expenses associated with stabilizing operations and executing mitigation plans.

       Contingency planning to maintain and restore service in the event of natural disasters, power failures and systems-related problems is a routine part of the Company's operations. The Company believes that such contingency plans will assist the Company in responding to the failure by outside service providers to successfully address Year 2000 issues. In addition, in connection with implementation of the Plan the Company has identified alternate vendors and service providers and manual alternatives to system operations. These Year 2000-specific contingency plans are materially complete, but their review and development will continue throughout 1999.

       In connection with implementing the Plan, the Company incurred costs of $4.2 million during 1998 (none of which was related to hardware costs or other capital items) and $23.8 million during the first nine months of 1999 ($16.6 million of which was related to hardware costs and other capital items). The Company has approximately $6.9 million remaining in its Plan budget (of which $4.5 million relates to hardware costs) which will be used to fund any additional Year 2000 projects identified during the remainder of 1999. Some portion of the remaining Plan budget may be used to pay for hardware costs and other capital items incurred under the Plan, but the Company believes that substantially all such costs have been identified and incurred. All costs will be expensed as incurred, except for hardware and other items that should be capitalized in accordance with generally accepted accounting principles. Some of the costs represent ongoing investment in systems upgrades, the timing of which has been accelerated in order to facilitate Year 2000 compliance. In some instances, such upgrades will position the Company to provide more and better-quality services to its customers than they currently receive. The Company expects to fund these costs with cash provided by operations.

       Cost estimates and statements of the Company's plans and expectations discussed above are forward-looking statements that are derived using numerous assumptions of future events, many of which are outside the Company's control, including the availability and future cost of trained personnel and various other resources. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include the failure of the Company's selective testing or other initiatives to identify and remediate all Year 2000-related problems, the success of Year 2000 remedial efforts of third parties, and similar uncertainties.


                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

       The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At September 30, 1999, the fair value of the Company's long-term debt was estimated to be $2.2 billion based on the overall weighted average rate of the Company's long-term debt of 6.9% and an overall weighted maturity of 13 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 69 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $108.0 million decrease in fair value of the Company's long-term debt. The Company is currently evaluating utilization of certain derivative financial instruments as it has used such instruments in the past in connection with its long-term financings and it is possible that such instruments may be utilized again in connection with financing its acquisitions of local exchange assets in Arkansas, Missouri and Wisconsin.


                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

       A.    Exhibits
             --------

             3(ii)  Registrant's Bylaws, as amended through August 24, 1999.

             11     Computations of Earnings Per Share.

             27.1 Financial Data Schedule as of and for the nine months ended September 30, 1999.

       B.    Reports on Form 8-K
             --------------------

             (i) The following item was reported in the Form 8-K filed July 9, 1999:

                    Item 5. Other Events - News release announcing execution of a definitive agreement to enter into a strategic partnership with various co-investors to purchase telephone access lines in Missouri from an affiliate of GTE Corporation.

             (ii) The following item was reported in the Form 8-K filed July 9, 1999:

                    Item 5. Other Events - News release announcing execution of a definitive agreement to purchase from as affiliate of GTE Corporation assets comprising substantially all of GTE's local telephone operations in Arkansas.

             (iii) The following item was reported in the Form 8-K filed July 29, 1999:

                    Item 5. Other Events - News release announcing second quarter results of operations.

             (iv) The following item was reported in the Form 8-K filed August 25, 1999:

                    Item 5. Other Events - New release announcing (i) execution of a definitive agreement to enter into a joint venture with various co-investors to purchase telephone access lines in Wisconsin from an affiliate of GTE and (ii) execution of a preliminary letter of intent to purchase additional telephone access lines in Wisconsin from GTE.


                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CenturyTel, Inc.



Date: November 12, 1999                          /s/ Neil A. Sweasy
                                                --------------------------
                                                Neil A. Sweasy
                                                Vice President and Controller
                                                (Principal Accounting Officer)