Form 10-K
period 1999-12-31
CENTURYTEL INC
filed 2000-03-15
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 29, 2000, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $4.7 billion. As of February 29, 2000, there were 140,216,554 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 2000 annual meeting of shareholders are incorporated in Part III of this Report.




                                     PART I

Item 1.       Business

      General. CenturyTel, Inc. ("CenturyTel") is a regional diversified communications company engaged primarily in providing local exchange telephone services and wireless telephone communications services. For the year ended December 31, 1999, local exchange telephone operations and wireless operations provided 68% and 25%, respectively, of the consolidated revenues of CenturyTel and its subsidiaries (the "Company"). Substantially all of the Company's telephone and wireless operations are conducted within the continental United States.

      At December 31, 1999, the Company's local exchange telephone subsidiaries operated over 1.27 million telephone access lines, primarily in rural, suburban and small urban areas in 20 states, with the largest customer bases located in Wisconsin, Washington, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. According to published sources, the Company is the seventh largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

      At December 31, 1999, the Company's majority-owned and operated cellular systems served approximately 707,000 customers in 19 Metropolitan Statistical Areas ("MSAs") in Michigan, Louisiana, Arkansas, Mississippi, Wisconsin and Texas, and 23 Rural Service Areas ("RSAs"), most of which are in Michigan, Louisiana, Arkansas, Mississippi and Wisconsin. The Company's ownership interest in these operated markets represented approximately 7.6 million pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof). At December 31, 1999, the Company also owned minority equity interests in 10 MSAs and 17 RSAs, representing approximately 1.9 million pops. Of the Company's 9.5 million aggregate pops, approximately 64% are attributable to the Company's MSA interests, with the balance attributable to its RSA interests. All of the cellular systems operated by the Company are operated under wireline licenses, except for three MSAs and five RSAs which are operated under non-wireline licenses. According to data derived from published sources, the Company is the ninth largest cellular telephone company in the United States based on the Company's 9.5 million pops. For more information, see "Wireless Operations."

      The Company also provides long distance, security monitoring, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. For more information, see "Other Operations."

      Recent acquisitions and dispositions. In November 1999, the Company acquired the assets of DigiSys, Inc., an Internet service provider in Kalispell, Montana. DigiSys provides Internet services to more than 8,600 customers in Montana and operates MontanaWeb, one of the largest online business directories in the state.

      In October 1999, the Company acquired the non-wireline cellular license to serve Mississippi RSA #5, which covers 160,000 pops. Mississippi RSA #5 encompasses the Vicksburg and Greenville markets as well as portions of Interstate Highway 20 between Jackson, Mississippi and Monroe, Louisiana.

      On  December  1,  1998,  the  Company  acquired  the  assets of certain of
Ameritech's telephone operations and related telephone directories in 19 telephone exchanges covering 21 communities in northern and central Wisconsin for approximately $221 million cash. The operations acquired by the Company include the telephone property and equipment that serves nearly 69,000 customers, or approximately 86,000 access lines, as well as nine related telephone directories.

      On December 1, 1997, the Company acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash. As a result of the PTI acquisition, the Company acquired (i) over 660,000 telephone access lines in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular customers in ten markets located in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets. In May 1998, the Company sold PTI's undersea cable operations for approximately $61.8 million cash. In May 1999, the Company sold substantially all of its Alaska operations that it had acquired from PTI for approximately $300 million after-tax. In February 2000, the Company sold its interest in Alaska RSA #1 which completed the Company's divestiture of its Alaska operations.

      During late 1997 and early 1998, the Company acquired two security monitoring businesses that provide services to approximately 6,000 customers in north central Louisiana, southern Arkansas and northwestern Mississippi.

      In December 1997 the Company acquired an additional 76% interest in Wisconsin RSA #8, which is adjacent to the Company's existing cellular operations in southwestern Wisconsin.

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

      In June 1999 the Company sold all of the operations of its Brownsville and McAllen, Texas, cellular systems to Western Wireless Corporation for approximately $96 million cash. The Company received a proportionate share of the sale proceeds of approximately $45 million after-tax.

      The Company continually evaluates the possibility of acquiring additional telecommunications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the number and size of communications properties on the market has increased substantially. Although the Company's primary focus will continue to be on acquiring telephone and wireless interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired and these acquisitions could have a material impact upon the Company.

      Pending acquisitions. In June 1999, the Company signed a definitive asset purchase agreement to purchase from affiliates of GTE Corporation ("GTE") telephone access lines (which numbered approximately 225,000 at December 31,
1999) and related local exchange assets in Arkansas for approximately $845.8 million in cash. In July 1999, the Company acquired a 61.5% (56.9% fully diluted) interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 121,000 at December 31,
1999) and related local exchange assets in Missouri for approximately $290 million in cash. At closing, the Company has agreed to make approximately a $55 million preferred equity investment in the new entity and it is anticipated that the Company will loan the new entity approximately $220 million.

      In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement to purchase telephone access lines (which numbered approximately 61,700 as of December 31, 1999) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $170 million cash. At closing the Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and it is anticipated that the Company will loan the new entity approximately $130 million. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 68,200 as of December 31, 1999) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $195 million cash.

      Other. As of December 31, 1999, the Company had approximately 5,700 employees, approximately 760 of whom were members of seven different bargaining units represented by the International Brotherhood of Electrical Workers, Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

      CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 Century Park Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.


                              TELEPHONE OPERATIONS

      According to published sources, the Company is the seventh largest local exchange telephone company in the United States, based on the more than 1.27 million access lines it served at December 31, 1999. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominately rural, suburban and small urban markets in 20 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 1999 and 1998.


                    December 31, 1999                 December 31, 1998
-----------------------------------------------------------------------------
                Number of       Percent of       Number of        Percent of
   State        access lines   access lines      access lines    access lines
-----------------------------------------------------------------------------

Wisconsin           358,768          28%              340,895          25%
Washington          183,759          14               175,508          13
Alaska                    -           -               131,858          10
Michigan            112,468           9               108,769           8
Louisiana           100,967           8                97,676           7
Colorado             91,446           7                86,249           7
Ohio                 83,287           7                80,400           6
Oregon               78,210           6                75,392           6
Montana              63,867           5                60,657           5
Texas                48,144           4                44,822           3
Arkansas             45,675           4                43,778           3
Minnesota            30,583           2                29,708           2
Tennessee            26,917           2                25,609           2
Mississippi          21,844           2                19,648           2
Idaho                 6,040           1                 5,881           1
New Mexico            6,354           1                 5,770           -
Indiana               5,266           0                 5,136           -
Wyoming               4,841           0                 4,663           -
Iowa                  1,997           0                 1,938           -
Arizona               1,936           0                 1,780           -
Nevada                  498           0                   430           -
-------------------------------------------------------------------------
                  1,272,867         100%            1,346,567         100%
==========================================================================


      As indicated in the following table, the Company has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the December 1997 acquisition of PTI and other telephone properties and to the expansion of services. A portion of the Company's access line growth was offset by the May 1999 sale of the Company's Alaska telephone operations.


                                    Year ended or as of December 31,
--------------------------------------------------------------------------------
                             1999        1998        1997       1996       1995
--------------------------------------------------------------------------------
                                           (Dollars in thousands)

Access lines             1,272,867   1,346,567   1,203,650    503,562    480,757
  % Residential                 75%         74          74         77         78
  % Business                    25%         26          26         23         22
Operating revenues     $ 1,142,593   1,091,610     530,597    451,538    419,242
Capital expenditures   $   233,512     233,190     115,854    110,147    136,006
--------------------------------------------------------------------------------

      Future growth in telephone operations is expected to be derived from (i) acquiring additional telephone properties from GTE and others, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

Services

      The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:


                           1999             1998             1997
-----------------------------------------------------------------

Local service              30.9%             30.4             27.8
Network access             57.2              57.7             60.2
Other                      11.9              11.9             12.0
------------------------------------------------------------------
                          100.0%            100.0            100.0
==================================================================


      Local service. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Internal access line growth during 1999, 1998 and 1997 was 4.8%, 4.7% and 4.4%, respectively. The Company believes that access line growth in the future should benefit from population growth in its service areas, acquisitions and increases in the number of households maintaining more than one access line. The Company believes its Internet access services (discussed further below) have led to an increase in orders for additional lines.

      The installation of digital switches and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and to thereby increase utilization of existing access lines. In 1999 the Company continued to expand its list of premium services (such as voice mail and Internet access) offered in certain service areas and aggressively marketed these services.

      Network access. Network access revenues primarily relate to services provided by the Company to long distance carriers and other customers in connection with the use of the Company's facilities to originate and terminate interstate and intrastate long distance telephone calls. Access charges to long distance carriers and other customers are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges prescribed by the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association ("NECA").

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

      The Company is installing fiber optic cable in certain of its high traffic routes and provides alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 1999, the Company's telephone subsidiaries had over 7,310 miles of fiber optic cable in use.

      Other. Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies, (iii) participating in the publication of local directories and (iv) providing Internet access. The Company began offering traditional Internet access services to its telephone customers in 1995. During 1999, the Company began offering in select markets digital subscriber line Internet access services, a high-speed premium-priced data service. At December 31, 1999 the Company provided Internet access services to approximately 59,700 customers in 355 markets in 13 states. These 355 markets represent 70% of the access lines served by the Company's LECs.

      Certain large communications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which has resulted and may continue to result in future reductions of the Company's billing and collection revenues.

      For further information on the regulation of the Company's revenues, see "-Regulation and Competition."


Federal Financing Programs

      Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 5.89% to 5.98% for the fiscal year ended September 30, 1999), and in some cases makes loans concurrently with RUS loans. Most of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries which have borrowed from government agencies generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial covenants are met.

      For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

      Traditionally, LECs have operated as regulated monopolies. Consequently, the majority of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telephone industry. Although CenturyTel anticipates that these trends towards reduced regulation and increased competition will continue, it is difficult to determine the form or degree of future regulation and competition in the Company's service areas.

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

      In recent years, state legislatures and regulatory commissions in most of the states in which the Company has substantial operations have either begun to reduce the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Louisiana and several other of these states have passed legislation which permit LECs to opt out of rate of return regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below most of the Company's remaining Wisconsin telephone subsidiaries have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. Coincident with these efforts, legislative, regulatory and technological changes have introduced competition into the local exchange industry. See "-Developments Affecting Competition."

      Substantially all of the state regulatory commissions have statutory authority, the specific limits of which vary, to initiate and conduct earnings reviews of the LECs that they regulate under "rate of return" regulation. Notwithstanding the movement towards deregulation, most of the Company's LECs continue to be regulated under rate of return regulation, and remain subject to earnings reviews.

      In 1997  the  Louisiana  Public  Service  Commission  ("LPSC")  adopted  a
Consumer Price Protection Plan (the "Louisiana Plan"), effective July 1997, which impacts all of the Company's LECs operating in Louisiana. The new form of regulation focuses on price and quality of service. Under the Louisiana Plan, the Company's Louisiana LECs' local rates were frozen for a period of three years and access rates were frozen for a period of two years. Although the Louisiana Plan has no specified term, the LPSC is required to review it by mid-2000. The Company's Louisiana LECs have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the subsidiary's ability to provide adequate service or impair its financial health.

      The Company's telephone operations in Wisconsin that were acquired in the December 1997 acquisition of PTI have been regulated under an alternative regulation plan (the "Wisconsin Plan") since June 1996. In late 1999 and early 2000, substantially all of the Company's remaining Wisconsin telephone subsidiaries agreed to be subject to alternative regulation plans. Each of these plans have a five-year term and permit the Company to freely adjust local rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. These plans also include initiatives designed to promote competition.

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

      FCC regulation. The FCC regulates the interstate services provided by the Company's telephone subsidiaries primarily by regulating the interstate access charges that are billed to long distance companies and other LECs by the Company for use of its local network in connection with the origination and termination of interstate telephone calls. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including regulations regarding the use of radio frequencies; a uniform system of accounts; and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.

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

      In September 1998, the FCC initiated a proceeding to represcribe the authorized rate of return for interstate access services provided by LECs. The FCC periodically represcribes this rate of return to ensure that the service rates filed by incumbent LECs subject to rate of return regulation continue to be just and reasonable. It is uncertain whether or by how much the FCC may lower the authorized rate of return. For rate of return companies, the FCC is considering how other unresolved issues such as jurisdictional separations, access charge reform and universal service must be addressed before represcribing rate of return.

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

      In 1998 the FCC created a federal-state joint board to review jurisdictional separations procedures through which the costs of regulated telecommunications services are allocated to the interstate and intrastate jurisdictions. The board has not yet issued its findings.

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

      The 1996 Act authorized the establishment of new federal and state universal service funds to provide continued support to eligible telecommunications carriers. In May 1997 the FCC adopted an order on universal service, as mandated by the 1996 Act. In the order, the FCC ruled that rural telephone companies which are designated eligible telecommunications carriers will continue to receive universal service funding. Each of the Company's LECs has been so designated by its respective state regulatory agency. As a result, the Company's LECs will continue to receive payments under the federal support mechanisms currently in effect until the FCC adopts funding support mechanisms based on forward-looking economic costs, which it is required to do, but no earlier than January 2001. Although the Company anticipates that it may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material. During 1999 and 1998 the Company's telephone subsidiaries received $127.5 million (of which $5.2 million related to the Company's Alaska operations) and $127.6 million (of which $13.4 million related to the Alaska based operations), respectively, from the federal Universal Service Fund, representing 7.6% and 8.1%, respectively, of the Company's consolidated revenues for 1999 and 1998. In addition, the Company's telephone subsidiaries received $19.5 million and $1.5 million in 1999 and 1998, respectively, from intrastate support funds. For additional information, see Item 7 of this report.

      As part of its universal service order, the FCC also established new programs to provide discounted telecommunications services annually to schools, libraries and rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The Company's LECs recover their funding contributions in their rates for interstate services. The Company's contribution by its cellular and long distance operations, which is passed on to its customers, was approximately $3.9 million in 1999 and $3.1 million in 1998.

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

      Developments affecting competition. The communications industry continues to undergo fundamental changes which are likely to significantly impact the future operations and financial performance of all communications companies. Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in each sector of the telephone industry, including, most recently, the local exchange sector. As a result, the number of companies offering competitive services has increased substantially.

      As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide
"unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate its physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Although the 1996 Act provides certain exemptions for rural LECs such as those operated by the
Company, the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions placed the burden of proving the continuing availability of these exemptions on rural LECs. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Although substantial portions of the FCC's August 1996 interconnection order have survived judicial challenge, the FCC has neither completed its interconnection rulemaking nor issued rules on universal service or access reform. Management believes that competition in its telephone service areas has and will continue to increase as a result of the 1996 Act, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts final and nonappealable implementing regulations.

      Substantially all of the 20 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business. Largely as a result of these steps and the 1996 Act, several competitive access providers originally organized to provide redundancy or access services have begun, during the past several years, to provide competitive local exchange services, principally in high population areas. Moreover, several well-capitalized long distance, cable television, wireless and electric utility companies, along with several start-up companies, have also begun to provide competitive local exchange services or announced their intention to do so, and this trend is expected to continue. Currently the Company is subject to a limited number of agreements permitting competitors in Wisconsin to purchase from the Company unbundled network elements or wholesale services, and the Company is aware of only a few other companies that have requested authorization to provide local exchange service in the Company's service areas. Over time, however, the Company anticipates that several more companies will request authorization to provide competitive services, especially in its operating areas located near larger urban areas.

      In addition to receiving services directly from companies competing with incumbent LECs, long distance companies and other users of toll service are expected to increasingly seek other means to bypass LECs' switching services and local distribution facilities. Certain interexchange carriers provide services which allow users to divert their traffic from LECs' usage-sensitive services to their flat-rate services. In addition, users or long distance companies may construct, modify or lease facilities to transmit traffic directly from a user to a long distance company. Cable television companies, in particular, may be able to modify their networks to partially or completely bypass the Company's local network. Moreover, users may choose to use wireless services to bypass LECs' switching services. Although certain of the Company's telephone subsidiaries have experienced a loss of traffic to such bypass, the impact has thus far not been significant.

      Historically, cellular telephone services have complemented traditional LEC services. However, existing and emerging wireless technologies increasingly compete with LEC services in Europe and other parts of the world. The Company anticipates that similar competition may arise in the United States, particularly if wireless service rates continue to drop. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Wireless Operations - Regulation and Competition."

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

      The Company anticipates that the traditional operations of LECs will continue to be impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of long distance companies, competitive local exchange providers, wireless companies, cable television companies and others to provide competitive LEC services. Competition relating to services traditionally provided solely by LECs has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

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


                               WIRELESS OPERATIONS

      At December 31, 1999, the Company's cellular holdings represented approximately 9.5 million pops, of which 64% were applicable to MSAs and 36% were RSA pops. According to data derived from published sources, the Company is the ninth largest cellular telephone company in the United States based on the Company's 9.5 million pops.

Cellular Industry

      The cellular telephone industry has been in existence for over 15 years in the United States. The industry has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, at September 1999 there were estimated to be over 57.6 million cellular customers across the United States.

      Until recently, substantially all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more secure. Providers of certain services competitive with cellular have incorporated digital technology into their operations. In recent years most major cellular carriers have installed digital cellular voice transmission facilities in certain of their systems, principally in larger markets. Digital service is now available in 100% of the Company's MSA markets and approximately a third of its RSA markets. Approximately 5% of the Company's cellular customers currently subscribe to digital services. See "-Regulation and Competition-Developments Affecting Wireless Competition."

Construction and Maintenance

      The construction and maintenance of cellular systems is capital intensive. Although all of the Company's MSA and RSA systems have been operational for several years, the Company has continued to add cell sites to increase coverage, provide additional capacity, and improve the quality of these systems. In 1999 the Company completed construction of 109 cell sites in markets operated by the Company. At December 31, 1999, the Company operated 711 cell sites in its majority-owned markets.

      Over the past several years the Company has upgraded certain portions of its wireless systems to be capable of providing digital service under the TDMA standard. The Company intends to continue installing digital voice transmission facilities in other markets in 2000. See "-Regulation and Competition-Developments Affecting Wireless Competition." Capital expenditures related to majority-owned and operated wireless systems totaled approximately $58.8 million in 1999. Such capital expenditures for 2000 are anticipated to be approximately $100 million.

Strategy

      The Company's business development strategy for its wireless operations is to secure operating control of service areas that are geographically clustered. Clustered systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 44% of the Company's customers are in a single, contiguous cluster of eight MSAs and nine RSAs in Michigan; another 25% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

      The Company has also traditionally targeted revenues from roaming service. Roaming service revenues are derived from calls made in one service area by subscribers from other service areas. In exchange for providing roaming service to customers of other cellular carriers, the Company has traditionally charged premium rates to most of these other carriers, who then frequently pass on some or all of these premium rates to their own customers. The Company's Michigan cellular properties include a significant portion of the interstate highway corridor between Chicago and Detroit. Its Louisiana properties include an east-west interstate highway and a north-south interstate highway which intersect in its Louisiana cellular service area. Its Mississippi properties include two east-west interstate highways and two north-south interstate highways. As indicated elsewhere in Items 1 and 7 of this Report, the Company has increasingly received pressure from other cellular operators to reduce its roaming rates. See "-Services, Customers and System Usage."

Marketing

      The Company markets its wireless services through several distribution channels, including its direct sales force, retail outlets owned by the Company and independent agents. All sales employees and certain independent agents solicit customers exclusively for the Company. Company sales employees are compensated by salary and commission and independent sales agents are paid commissions. The Company advertises its services through various means, including direct mail, billboard, magazine, radio, television and newspaper advertisements.

      The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or an incentive payment to a direct sales employee. In addition, the Company discounts the cost of cellular telephone equipment, and periodically runs promotions which waive certain fees or provide some amount of free service to new subscribers. The average cost of acquiring each new customer ($258 in 1999) remains one of the larger expenses in conducting the Company's wireless operations. In recent years, the Company has sought to lower this average cost by focusing more on its direct distribution channels. The Company opened its first retail outlet in 1994, and currently operates 128 such outlets. During 1999, approximately 72% of new cellular customers were added through direct distribution channels, up from 37% during 1996.

      As indicated further below, most of the Company's cellular markets are located in rural, suburban or small urban areas, and most of its customers typically require only local or regional services. The Company lacks the facilities and national brand name necessary to compete effectively for business customers requiring nationwide services, and the Company does not actively target these customers in its marketing campaigns.

Services, Customers and System Usage

      There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company sells a full range of vehicle-mounted, transportable, and hand-held portable cellular telephones.

      The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different customer requirements. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, it currently offers plans which include features such as unlimited toll calls and unlimited weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, three-way calling and no-answer transfer. The Company offers voice message service in many of its markets. In the Company's markets where digital service is operational, customers can subscribe to caller ID and other digital enhancements.

      Cellular customers come from a wide range of occupations and typically include a large proportion of individuals who work outside of their office. In recent years, the individual consumer market has generated a majority of new customer additions. A majority of the Company's net unit additions for 1999 were prepaid customers, who typically use cellular service less than contract customers. The Company's average monthly cellular service revenue per customer declined to $53 in 1999 from $57 in 1998 and $61 in 1997. Such average revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated, (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. See "-Regulation and Competition."

      The  Company  has  entered  into  "roaming  agreements"   nationwide  with
operators of other cellular systems that permit each company's respective customers to place or receive calls outside of their home market area. The charge to a non-Company customer for this service has traditionally been at premium rates, and is billed by the Company to the customer's service provider, which then bills the customer. In most instances, based on competitive factors and financial considerations, the Company charges an amount to its customers that is equal to or lower than the amount actually charged by the cellular carrier providing the roaming service. In the past couple of years, several large nationwide cellular providers have introduced rate plans that offer roaming coverage (provided through other carriers) at the same rate as service within the customer's home market area. To defray the cost of these plans, these providers have exerted substantial pressure on other cellular providers, including the Company, to reduce their roaming fees. The Company anticipates that competitive factors and industry consolidation will continue to place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

      Roamer fraud, a cellular industry problem, occurs when cellular telephone equipment is programmed to conceal the true identity and location of the user. The Company and the industry have implemented extensive fraud control processes in an attempt to minimize roamer fraud.

      Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A significant portion of the churn in the Company's markets is due to the Company disconnecting service to cellular customers for nonpayment of their bills. In addition, the Company faces substantial competition from the other wireless providers, including PCS providers. The Company's average monthly churn rate in its majority-owned and operated markets was 1.90% in 1999 and 2.23% in 1998. The Company is attempting to lower its churn rate by increasing its proactive customer service efforts, offering prepaid service and implementing additional customer retention programs.

      During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to holiday season sales.

      The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                                                   Year ended or at December 31,
--------------------------------------------------------------------------------------------------
                                                                 1999          1998           1997
--------------------------------------------------------------------------------------------------

Majority-owned and operated MSA and RSA systems (Note 1):
   Cellular systems operated                                       42            44             44
   Cell sites                                                     711           644            558
   Population of systems operated (Note 2)                  8,267,140     9,026,150      9,008,219
   Customers (Note 3):
      At beginning of period                                  624,290       569,983        368,233
      Gross units added internally                            240,084       214,767        193,623
      Net effect of property acquisitions/dispositions        (10,563)            -        123,600
      Disconnects                                             146,325       160,460        115,473
      At end of period                                        707,486       624,290        569,983
   Market penetration at end of period (Note 4)                   8.6%          6.9            6.3
   Churn rate (Note 5)                                           1.90%         2.23           2.31

Average monthly service revenue
     per customer                                          $       53            57             61
Construction expenditures (in thousands)                   $   58,760        57,326         39,107

All operated MSA and RSA systems (Note 6):
   Cellular systems operated                                       47            51             50
   Cell sites                                                     819           758            656
   Population of systems operated (Note 2)                  9,300,157    10,312,145     10,124,759
   Customers at end of period (Note 7)                        774,708       689,352        632,446
   Market penetration at end of period (Note 8)                   8.3%          6.7            6.2
   Churn rate (Note 5)                                           1.90%         2.34           2.33


For additional information, See "- the Company's Cellular Interest."

Notes:

1. Represents the number of systems in which the Company owned at least a 50% interest.The revenues and expenses of these markets, all of which are oper-ated by the Company, are included in the Company's consolidated operating revenues and operating expenses.
2. Based on independent third-party population estimates for each respective year.
3. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 1.
4. Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 1.
5. Represents the average percentage of customers that are disconnected on a monthly basis.
6. Represents the total number of systems that the Company operated, including systems in which it does not own a majority interest.
7. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 6.
8 Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 6.


The Company's Cellular Interests

     The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 1999:

                                                        The       Other
                                 1999                 Company's  cellular
                              population  Ownership   pops at    operator
                               (Note 1)   percentage  12/31/99   (Note 2)
--------------------------------------------------------------------------------

Majority-owned and operated MSAs

Pine Bluff, AR                   81,087    100.00%    81,087   SBC
Texarkana, AR/TX                136,607     89.00    121,580   AT&T
Alexandria, LA                  146,132    100.00    146,132   Centennial
Monroe, LA                      147,187     87.00    128,053   AT&T
Shreveport, LA                  378,708     87.00    329,476   AT&T
Battle Creek, MI                196,172     97.00    190,287   Centennial
Benton Harbor, MI               159,862     97.00    155,066   Centennial
Grand Rapids, MI                775,514     97.00    752,249   AirTouch
Jackson, MI                     156,597     97.00    151,899   Centennial
Kalamazoo, MI                   305,639     97.00    296,470   Centennial
Lansing-E. Lansing, MI          511,601     97.00    496,253   AirTouch
Muskegon, MI                    192,189     97.00    186,423   AirTouch
Saginaw-Bay City-
  Midland, MI                   401,279     91.70    367,973   AirTouch
Biloxi-Gulfport, MS (Note 4)    233,535     96.45    225,247   Cellular South
Jackson, MS  (Note 4)           432,626     90.22    390,307   MCTA
Pascagoula, MS   (Note 4)       132,013     89.22    117,785   Cellular South
Appleton-Oshkosh-
  Neenah, WI                    502,946     98.85    497,151   U.S. Cellular
Eau Claire, WI                  144,180     55.50     80,020   American Cellular
LaCrosse, WI                    102,756     95.00     97,618   U. S. Cellular
-------------------------------------------------------------
                              5,136,630            4,811,076
-------------------------------------------------------------

Minority-owned MSAs   (Note 3)

Little Rock, AR                 560,035     36.00%   201,613
Lafayette, LA                   267,665     49.00    131,156
Detroit, MI                   4,793,037      3.20    153,281
Flint, MI                       508,681      3.20     16,268
Rochester, MN                   117,605      2.93      3,446
Austin, TX                    1,047,906     35.00    366,767
Dallas-Ft. Worth, TX          4,791,968      0.50     23,960
Sherman-Denison, TX             103,883      0.50        519
Madison, WI                     731,747      9.78     71,558
Milwaukee, WI                 1,982,586     17.96    356,132
-------------------------------------------------------------
                             14,905,113            1,324,700
-------------------------------------------------------------
    Total MSAs               20,041,743            6,135,776
-------------------------------------------------------------

Operated RSAs

Alaska 1  (Notes 4 and 5)        84,030    100.00%    84,030   Mactel
Arkansas 2                       87,446     82.00     71,706   SBC
Arkansas 3                      103,223     82.00     84,643   SBC
Arkansas 11                      65,978     89.00     58,720   SBC
Arkansas 12                     184,509     80.00    147,607   SBC
Louisiana 1                     111,793     87.00     97,260   AT&T
Louisiana 2                     115,094     87.00    100,132   AT&T
Louisiana 3 B2                   95,481     87.00     83,068   Centennial
Louisiana 4                      73,521    100.00     73,521   Centennial
Michigan 1                      195,725    100.00    195,725   American Cellular
Michigan 2                      113,600    100.00    113,600   RFB
Michigan 3                      166,110     42.84     71,162   Unitel
Michigan 4                      135,736    100.00    135,736   RFB
Michigan 5                      161,964     42.84     69,386   Unitel
Michigan 6                      142,327     98.00    139,480   Centennial
Michigan 7                      246,257     56.07    138,078   Centennial
Michigan 8                      102,585     97.00     99,507   Allegan Cellular
Michigan 9                      300,375     43.38    130,303   Centennial
Mississippi 2  (Note 4)         251,413    100.00    251,413   Bell South Mobility
Mississippi 5  (Note 4)         159,581    100.00    159,581   Bell South Mobility
Mississippi 6  (Note 4)         183,267    100.00    183,267   Cellular South
Mississippi 7  (Note 4)         180,604    100.00    180,604   MCTA
Texas 7 B6                       58,077     89.00     51,689   AT&T
Wisconsin 1                     113,547     42.21     47,925   American Cellular
Wisconsin 2                      85,261     99.00     84,408   American Cellular
Wisconsin 6                     117,433     57.14     67,105   U.S. Cellular
Wisconsin 7                     291,021     22.70     66,067   U.S. Cellular
Wisconsin 8                     237,569     84.00    199,558   U.S. Cellular
-------------------------------------------------------------
                              4,163,527            3,185,281
-------------------------------------------------------------

Non-operated RSAs   (Note 3)

Michigan 10                     136,826     26.00     35,575
Minnesota 7                     171,191      2.93      5,016
Minnesota 8                      66,387      2.93      1,945
Minnesota 9                     132,143      2.93      3,872
Minnesota 10                    231,484      2.93      6,782
Minnesota 11                    206,924      2.93      6,063
Texas 16                        338,202      9.60     32,467
Washington 5                     61,319      8.47      5,195
Washington 8                    137,389      7.36     10,106
Wisconsin 3                     141,986     42.86     60,851
Wisconsin 4                     121,287     25.00     30,322
Wisconsin 10                    129,462     22.50     29,129
-------------------------------------------------------------
                              1,874,600              227,323
-------------------------------------------------------------
   Total RSAs                 6,038,127            3,412,604
-------------------------------------------------------------
                             26,079,870            9,548,380
-------------------------------------------------------------

Notes:

1.  Based on 1999 independent third-party population estimates.
2. Information provided to the best of the Company's knowledge. There is also at least one PCS competitor in each of the operated MSAs and certain of the operated RSAs.
3.  Markets not operated by the Company.
4.  Represents a non-wireline interest.
5.  The Company sold its entire interest in this market in February 2000.


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


PCS Operations

      The Company holds licenses to provide personal communication services ("PCS") in 54 Basic Trading Areas in 12 states. The Company's ownership interests in these trading areas represents approximately 9.9 million pops. In late 1998, the Company commenced marketing PCS services in a limited number of its Michigan markets as a fixed wireless alternative to wireline local telephone services. At December 31, 1999, the Company had approximately 670 PCS customers located principally in three of its larger PCS Michigan markets.


Revenue

      The following table reflects the major revenue categories for the Company's wireless operations as a percentage of wireless operating revenues in 1999, 1998 and 1997. Virtually all of these revenues were derived from cellular operations.

                                      1999             1998             1997
----------------------------------------------------------------------------

Access fees and toll revenues        72.2%             74.2             78.2
Roaming                              25.2              23.6             20.0
Equipment sales                       2.6               2.2              1.8
----------------------------------------------------------------------------
                                    100.0%            100.0            100.0
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

      Developments affecting wireless competition. Competition in the wireless communications industry has increased substantially in recent years due to continued and rapid technological advances in the communications field, coupled with legislative and regulatory changes.

      Several FCC initiatives over the past decade have resulted in the allocation of additional radio spectrum or the issuance of licenses for emerging mobile communications technologies that are competitive with the Company's cellular and telephone operations, including PCS. Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to 1990 MHz radio frequency band using microcells and high-capacity digital technology. In 1996 and early 1997 the FCC auctioned up to six PCS licenses per market. Two 30MHz frequency blocks were awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30MHz and three 10MHz frequency blocks were awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs").

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

      In addition to PCS, current and prospective users of cellular systems may find their communication needs satisfied by other current and developing technologies. Several years ago the FCC authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems into digital networks that operate in a manner similar to cellular systems. Such systems are commonly referred to as enhanced specialized mobile radio service ("ESMR") systems. The Company believes that ESMR systems are operating in a few of its cellular markets. One well-established ESMR provider has constructed a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services that have the technical capability to handle wireless telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. Paging or beeper services that feature text message and data display as well as tones may be adequate for potential subscribers who do not need to converse directly with the caller. Mobile satellite systems, in which transmissions are between mobile units and satellites, may ultimately be successful in obtaining market share from cellular systems that communicate directly to land-based stations.

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

                                OTHER OPERATIONS

      The Company provides long distance, security monitoring, competitive local exchange services, broadband, call center, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. The results of these operations, which accounted for 6.7% and 4.3%, respectively, of the Company's consolidated revenues and operating income during 1999, are reflected for financial reporting purposes in the "Other operations" section in operating income.

      Long distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 1999, the Company provided long distance services to approximately 303,000 customers. Approximately 74% of the Company's long distance revenues are derived from service provided to residential customers. Although the Company owns and operates long distance switches in LaCrosse, Wisconsin and San Marcos, Texas, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

      Security  monitoring.   The  Company  offers  24-hour  burglary  and  fire
monitoring services to approximately 6,900 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

      Competitive local exchange services. During the second quarter of 2000, the Company plans to begin offering competitive local exchange telephone services, coupled with long distance, wireless, Internet access and other Company services, to small to medium-sized businesses in Shreveport, Louisiana. The Company currently plans to target a total of ten initial new markets by year end 2000, and has budgeted $20 million of capital expenditures for 2000 to construct competitive local exchange networks. The Company expects to incur an operating loss in 2000 of approximately $4.0-$6.0 million in connection with providing these services.

      Broadband. In connection with its long-range plans to sell capacity to other carriers in or near certain of its select markets, the Company expects to complete construction by mid-year 2000 of a 650- to 700-mile fiber optic ring connecting several communities in southern and central Michigan. The Company expects to begin providing initial network services by the third quarter 2000.

      Call center. Over the past several years, the Company has provided certain operator services for retail and wholesale markets. In January 2000, the Company announced that it would close its call center operations by the second quarter of 2000.

      Other. The Company also provides audiotext services; printing, database management and direct mail services; and cable television services. The Company is also in the process of developing deployment plans for 36 Local Multipoint Distribution System licenses acquired during the past two years, some of which may be used to assist the Company in providing competitive local exchange services, as discussed above. From time to time the Company also makes investments in other domestic or foreign communications companies, the most significant of which to date is a minority investment in a start-up Internet service provider in India.

      Certain service subsidiaries of the Company provide installation and maintenance services, materials and supplies, and managerial, technical, accounting and administrative services to the telephone and wireless operating subsidiaries. In addition, the Company provides and bills management services to subsidiaries and in certain instances makes interest-bearing advances to finance construction of plant, purchases of equipment or acquisitions of other businesses. These transactions are recorded by the Company's regulated telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Such intercompany profit is reflected in operating income in "Other operations".


                           FORWARD-LOOKING STATEMENTS

      This report on Form 10-K and other documents filed by the Company under the federal securities laws include, and future oral or written statements or press releases of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on the Company's financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are inherently speculative and are based upon several assumptions concerning future events, many of which are outside of the Company's control. The Company's forward-looking statements, and the assumptions upon which such statements are based, are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

      o the effects of ongoing deregulation in the telecommunications industry as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, including without limitation
(i) greater than anticipated interconnection requests or competition in the Company's predominately rural local exchange telephone markets resulting therefrom, (ii) greater than anticipated reductions in revenues received from the Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets,
(iii) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms and (iv) future judicial or regulatory actions taken in response to the 1996 Act.

      o the effects of greater than anticipated competition from PCS, SMR, ESMR, mobile satellites or other wireless companies, including without limitation competition requiring new pricing or marketing strategies or new product offerings, and the attendant risk that the Company will not be able to respond on a timely or profitable basis.

      o possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for traditional or premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, (iii) lower than anticipated demand for the Company's digital subscriber line Internet access services and (iv) reduced demand for the Company's access or billing and collection services.

      o the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to (i) expand successfully its long distance and Internet offerings to new markets (including those to be acquired in connection with future acquisitions), (ii) offer bundled service packages on terms attractive to its customers and (iii) successfully initiate competitive local exchange, PCS and data services in its targeted markets.

      o the risks inherent in rapid technological change, including without limitation (i) the lack of assurance that the Company's ongoing wireless network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, (ii) technological developments that could make the Company's analog and digital wireless networks uncompetitive or obsolete, such as the risk that the Time Division Multiple Access digital technology used by the Company will be uncompetitive with existing or future technologies, and
(iii) the risk that technologies will not be developed by the Company on a timely or cost-effective basis or perform according to expectations.

      o the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including without limitation the Company's ability to (i) integrate newly-acquired operations into the Company's operations, (ii) attract and retain technological and other key personnel to work at the Company's Monroe, Louisiana headquarters or regional offices, (iii) achieve projected economies of scale and cost savings, (iv) meet pro forma cash flow projections developed by management in valuing newly-acquired businesses,
(v) upgrade its billing and other information systems and (vi) otherwise monitor its operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

      o regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

      o any difficulties in the Company's ability to expand through attractively priced acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

      o higher than anticipated wireless operating costs due to churn or to fraudulent uses of the Company's networks, or lower than anticipated wireless revenues due to reduced roaming fees.

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

         . changes in the Company's relationships with vendors

         . changes in the Company's senior debt ratings

         . unfavorable outcomes of regulatory or legal proceedings, including rate proceedings and environmental proceedings

         . losses or unfavorable returns on the Company's investments in other communications companies

         . delays in the construction of the Company's networks

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


                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1999 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see notes 3, 5, 11, 14, 18 and 20 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.       Properties.

      The Company's properties consist principally of (i) telephone lines, central office equipment, telephone instruments and related equipment, and land and buildings related to telephone operations, and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 1999 and 1998, the Company's gross property, plant and equipment of approximately $4.2 billion and $4.3 billion, respectively, consisted of the following:

                                                            December 31,
---------------------------------------------------------------------------
                                                         1999          1998
---------------------------------------------------------------------------

Telephone operations
     Cable and wire                                      45.4%         47.7
     Central office equipment                            27.4          27.9
     General support                                      5.9           6.3
     Information origination/termination equipment        1.4           1.7
     Construction in progress                             1.9           1.5
     Other                                                 .2            .2
---------------------------------------------------------------------------
                                                         82.2          85.3
---------------------------------------------------------------------------

Wireless operations
     Cell sites                                           8.4           7.6
     General support                                      2.3           1.9
     Construction in progress                              .4            .6
     Other                                                 .1            .1
---------------------------------------------------------------------------
                                                         11.2          10.2
---------------------------------------------------------------------------

Other                                                     6.6           4.5
---------------------------------------------------------------------------
                                                        100.0%        100.0
===========================================================================

      "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops. "Central office equipment" consists primarily of switching equipment, circuit equipment and related facilities. "General support" consists primarily of land, buildings, tools, furnishings, fixtures, motor vehicles and work equipment. "Information origination/termination equipment" consists primarily of premise equipment (private branch exchanges and telephones) for official company use. "Cell sites" consist primarily of radio frequency channel equipment, switching equipment and towers. "Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.

      Most of the properties of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company leases most of the offices used in its wireless operations; certain of its transmitter sites are leased while others are owned by the Company. For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and wireless operations in Item 1.

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

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters.

     CenturyTel's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:

                                          Sale prices
                                    ----------------------         Dividend per
                                    High               Low         common share
                                    ----               ---         ------------

1999:
     First quarter              $  49               40-1/16           .0450
     Second quarter             $  47-5/8           35-1/8            .0450
     Third quarter              $  43-7/8           38-1/4            .0450
     Fourth quarter             $  48-3/4           37-9/16           .0450

1998:
     First quarter              $  27-3/8           21-9/16           .0433
     Second quarter             $  33-5/16          27-1/16           .0433
     Third quarter              $  35-1/8           29-15/16          .0433
     Fourth quarter             $  45-3/16          30-1/16           .0433


     Common stock dividends during 1999 and 1998 were paid each quarter. As of February 29, 2000, there were approximately 6,000 stockholders of record of CenturyTel's common stock.

Item 6.       Selected Financial Data.

     The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 1999:


Selected Income Statement Data
                                                            Year ended December 31,
                                   -------------------------------------------------------------------
                                         1999         1998         1997          1996         1995
                                   -------------------------------------------------------------------
                                  (Dollars, except per share amounts, and shares expressed in thousands)
Operating revenues
      Telephone                    $ 1,142,593    1,091,610      530,597       451,538       419,242
      Wireless                         422,269      407,827      307,742       250,243       197,494
      Other                            111,807       77,648       63,182        47,896        28,104
                                    ------------------------------------------------------------------
Total operating revenues           $ 1,676,669    1,577,085      901,521       749,677       644,840
                                    ==================================================================

Operating income
      Telephone                    $   352,357      333,708      173,285       155,183       143,527
      Wireless                         133,930      129,124       87,772        67,899        56,998
      Other                             21,782       16,979        6,713           214         2,394
                                    ------------------------------------------------------------------
Total operating income             $   508,069      479,811      267,770       223,296       202,919
                                    ==================================================================

Gain on sale or exchange
    of assets, net (pre-tax)       $    62,808       49,859      169,640           815         6,782
                                    ==================================================================

Net income                         $   239,769      228,757      255,978       129,077       114,776
                                    ==================================================================

Basic earnings per share           $      1.72         1.67         1.89           .96           .89
                                    ==================================================================

Diluted earnings per share         $      1.70         1.64         1.87           .95           .87
                                    ==================================================================

Dividends per common share         $       .18         .173         .164           .16          .147
                                    ==================================================================

Average basic shares outstanding       138,848      137,010      134,984       133,400       129,662
                                    ==================================================================

Average diluted shares
    outstanding                        141,432      140,105      137,412       135,980       132,456
                                    ==================================================================


Selected Balance Sheet Data

                                                                December 31,
                                ------------------------------------------------------------------------
                                     1999            1998           1997           1996            1995
                                ------------------------------------------------------------------------
                                                           (Dollars in thousands)
Net property, plant and
    equipment                 $  2,256,458       2,351,453      2,258,563      1,149,012       1,047,808
Excess cost of net assets
    acquired, net             $  1,644,884       1,956,701      1,767,352        532,410         493,655
Total assets                  $  4,705,407       4,935,455      4,709,401      2,028,505       1,862,421
Long-term debt                $  2,078,311       2,558,000      2,609,541        625,930         622,904
Stockholders' equity          $  1,847,992       1,531,482      1,300,272      1,028,153         888,424
                                ------------------------------------------------------------------------

      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 1999:

                                                         Year ended December 31,
                                  ----------------------------------------------------------------
                                      1999          1998          1997         1996          1995
                                  ----------------------------------------------------------------

Telephone access lines            1,272,867     1,346,567     1,203,650      503,562       480,757
Wireless units in service in
  majority-owned markets            707,486       624,290       569,983      368,233       290,075
Long distance customers             303,722       226,730       171,962      110,560        46,608
                                  ----------------------------------------------------------------

      See Items 1 and 2 in Part I and notes 1, 5 and 11 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


                             RESULTS OF OPERATIONS

OVERVIEW

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional diversified communications company engaged primarily in providing local exchange telephone services and wireless communications services. At December 31, 1999, the Company's local exchange telephone subsidiaries operated over 1.27 million telephone access lines primarily in rural, suburban and small urban areas in 20 states, and the Company's majority-owned and operated wireless entities had more than 707,000 subscribers. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone and directory operations serving approximately 86,000 access lines in northern and central Wisconsin for approximately $221 million cash. On December 1, 1997, the Company significantly expanded its operations by acquiring Pacific Telecom, Inc. ("PTI") for $1.503 billion cash and assumed PTI's debt of approximately $725 million. As a result of this acquisition, the Company acquired (i) over 660,000 telephone access lines, (ii) over 88,000 cellular subscribers and (iii) various wireless, cable television and other communications assets. The operations of the Ameritech and PTI properties are included in the Company's results of operations beginning on the respective dates of acquisition. See Acquisitions and Note 11 of Notes to Consolidated Financial Statements for additional information. During the three years ended December 31, 1999, the Company has acquired various other telephone, wireless and other operations, the impact of which has not been material to the financial position or results of operations of the Company.

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

      The net income of the Company for 1999 was $239.8 million, compared to $228.8 million during 1998 and $256.0 million during 1997. Diluted earnings per share for 1999 were $1.70 compared to $1.64 in 1998 and $1.87 in 1997. The Company's net income (and diluted earnings per share) from recurring operations for 1999, 1998 and 1997 was $238.3 million ($1.69), $198.2 million ($1.42), and
$149.6 million ($1.09), respectively.



Year ended December 31,                               1999         1998          1997
--------------------------------------------------------------------------------------
                                                    (Dollars, except per share amounts,
                                                         and shares in thousands)
Operating income
     Telephone                                  $   352,357      333,708       173,285
     Wireless                                       133,930      129,124        87,772
     Other                                           21,782       16,979         6,713
--------------------------------------------------------------------------------------
                                                    508,069      479,811       267,770
Gain on sale or exchange of assets, net              62,808       49,859       169,640
Interest expense                                   (150,557)    (167,552)      (56,474)
Income from unconsolidated cellular entities         27,675       32,869        27,794
Minority interest                                   (27,913)     (12,797)       (5,498)
Other income and expense                              9,190        5,268         5,109
Income tax expense                                 (189,503)    (158,701)     (152,363)
--------------------------------------------------------------------------------------
Net income                                      $   239,769      228,757       255,978
======================================================================================
Basic earnings per share                        $      1.72         1.67          1.89
======================================================================================
Diluted earnings per share                      $      1.70         1.64          1.87
======================================================================================
Average basic shares outstanding                    138,848      137,010       134,984
======================================================================================
Average diluted shares outstanding                  141,432      140,105       137,412
======================================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless and other operations for each of the years in the three-year period ended December 31, 1999 were as follows:


Year ended December 31,           1999          1998         1997
-----------------------------------------------------------------

Operating revenues
      Telephone operations        68.1%         69.2         58.9
      Wireless operations         25.2%         25.9         34.1
      Other operations             6.7%          4.9          7.0
Operating income
      Telephone operations        69.3%         69.6         64.7
      Wireless operations         26.4%         26.9         32.9
      Other operations             4.3%          3.5          2.4
-----------------------------------------------------------------

      As a result of the Company's December 1997 acquisition of PTI, the percentage of the Company's total operating revenues and operating income contributed by its telephone operations significantly increased during 1998.

      In  addition  to  historical  information,   management's  discussion  and
analysis  includes  certain  forward-looking  statements  regarding  events  and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the risks inherent in rapid technological change; the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including integrating newly acquired properties into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

TELEPHONE OPERATIONS

      The Company conducts its telephone operations in rural, suburban and small urban communities in 20 states. As of December 31, 1999, approximately 84% of the Company's 1.27 million access lines were in Wisconsin, Washington, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. The operating revenues, expenses and income of the Company's telephone operations for 1999, 1998 and 1997 are summarized below.


Year ended December 31,                       1999            1998            1997
-----------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
      Local service                     $   353,534         331,736         147,589
      Network access                        654,003         629,583         319,301
      Other                                 135,056         130,291          63,707
-----------------------------------------------------------------------------------
                                          1,142,593       1,091,610         530,597
-----------------------------------------------------------------------------------
Operating expenses
      Plant operations                      262,864         245,164         110,220
      Customer operations                    91,077          92,552          50,819
      Corporate and other                   160,819         157,293          80,551
      Depreciation and amortization         275,476         262,893         115,722
-----------------------------------------------------------------------------------
                                            790,236         757,902         357,312
-----------------------------------------------------------------------------------
Operating income                        $   352,357         333,708         173,285
===================================================================================

Local service revenues

      Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Of the $21.8 million (6.6%) increase in local service revenues in 1999, $21.1 million was due to the acquisition of the Ameritech properties which was more than offset by a $22.8 million decrease attributable to the sale of the Company's Alaska based operations. The remaining $23.5 million increase was due to a $15.6 million increase due to an internal growth in the number of customer access lines and a $4.1 million increase due to the increased provision of custom calling features. The $184.1 million (124.8%) increase in such revenues in 1998 included $171.0 million from acquired properties, of which $169.2 million was from the PTI properties; $10.7 million due to an internal growth in the number of customer access lines and a $3.0 million increase due to the increased provision of custom calling features. Internal access line growth during 1999, 1998 and 1997 was 4.8%, 4.7% and 4.4%, respectively.

Network access revenues

      Network access revenues are primarily derived from the charges to long distance companies and other customers for access to the Company's local exchange carrier ("LEC") networks in connection with the completion of long distance telephone calls. These access charges are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges filed directly with the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. Intrastate network access revenues are based on access charges or are derived under revenue sharing arrangements with other LECs.

      Network access revenues increased $24.4 million (3.9%) in 1999 and $310.3 million (97.2%) in 1998 due to the following factors:

                                                          1999           1998
                                                        increase       increase
                                                       (decrease)     (decrease)
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
PTI acquisition                                         $       -       278,471
Increased recovery from the federal Universal
  Service Fund ("USF")                                      8,193         8,329
Acquisitions, excluding PTI                                17,645         1,013
Disposition of Alaska properties                          (39,985)            -
Partial recovery of increased operating costs
  through revenue sharing arrangements with other
  telephone companies, increased minutes of use,
  increased recovery from state support funds and
  return on rate base                                      19,524        19,286
Revision of prior year revenue settlement agreements       15,944           618
Other, net                                                  3,099         2,565
-------------------------------------------------------------------------------
                                                        $  24,420       310,282
===============================================================================

Other revenues

      Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers, (iii) participating in the publication of local directories and (iv) providing Internet access. Of the $4.8 million increase  in other  revenues  in 1999,  $5.0  million  was  attributable  to the
Ameritech properties. Such increase was more than offset by a $12.0 million decrease due to the sale of the Alaska properties. The remaining increase of $11.8 million was primarily due to a $5.0 million and $6.4 million increase from the provision of Internet access and CPE services, respectively. Other revenues increased $66.6 million in 1998, which included $60.7 million due to acquisitions. The remainder of the increase in 1998 was due to a $3.9 million increase from the provision of Internet access and a $3.5 million increase from the provision of CPE services.

Operating expenses

      Plant operations expenses during 1999 and 1998 increased $17.7 million (7.2%) and $134.9 million (122.4%), respectively. Of the $17.7 million increase in 1999, $13.2 million was attributable to the properties acquired from Ameritech, which was more than offset by a $23.7 million decrease due to the sale of the Alaska properties. The remaining $28.2 million increase was primarily due to a $7.4 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states; a $5.6 million increase in repair and maintenance expenses; a $5.6 million increase in engineering and network expenses and a $2.0 million increase in expenses associated with providing Internet access. Expenses incurred by the PTI and Ameritech operations in 1998 accounted for $120.4 million of the 1998 increase. The remainder of the increase in 1998 was primarily due to an increase in salaries and benefits.

      Customer operations, corporate and other expenses increased $2.1 million (.8%) in 1999 and $118.5 million (90.2%) in 1998. The Ameritech properties contributed $12.5 million of the 1999 increase. Such increase was more than offset by a $19.8 million decrease due to the sale of the Alaska properties. The remaining $9.4 million increase in 1999 was primarily due to a $6.5 million increase in contract labor expenses attributable to readying the Company's systems to be Year 2000 compliant; a $2.8 million increase in expenses associated with the provision of CPE services and a $3.0 million increase in the provision for doubtful accounts. Such increases in 1999 were partially offset by a $5.9 million decrease in salaries and benefits primarily due to a decrease in the number of non-operational personnel. Of the $118.5 million increase in 1998, $110.7 million was applicable to the PTI properties. Exclusive of acquisitions, the remainder of the 1998 increase was due to a $4.3 million increase in salaries and benefits and a $2.0 million increase in marketing expenses.

      Depreciation and amortization increased $12.6 million (4.8%) and $147.2 million (127.2%) in 1999 and 1998, respectively. Of the 1999 increase, $17.1 million was attributable to the properties acquired from Ameritech, which was more than offset by a $17.8 million decrease due to the sale of the Alaska properties. Approximately $136.6 million of the 1998 increase was applicable to acquiring and operating PTI (of which $27.9 million represented amortization of goodwill) and $1.3 million was applicable to the former Ameritech properties. Exclusive of acquisitions, depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $10.7 million in 1999 and $6.2 million in 1998. In addition, the Company obtained increased depreciation rates in certain jurisdictions which increased depreciation expense by $2.2 million in 1999 and $1.1 million in 1998. The remainder of the increases in depreciation and amortization in 1999 and 1998 were due to higher levels of plant in service. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 7.0% for 1999, 6.9% for 1998 and 7.4% for 1997.

Other

      For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.


WIRELESS OPERATIONS AND INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES


Year ended December 31,                             1999         1998          1997
-----------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations          $ 133,930      129,124        88,048
Minority interest, exclusive of the
  effect of asset sales                           (12,911)     (12,635)       (6,916)
Income from unconsolidated cellular entities       27,675       32,869        27,794
------------------------------------------------------------------------------------
                                                $ 148,694      149,358       108,926
====================================================================================

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

WIRELESS OPERATIONS

      Substantially all of the Company's wireless customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas and Arkansas. The operating revenues, expenses and income of the Company's wireless operations for 1999, 1998 and 1997 are summarized below.

Year ended December 31,                                  1999        1998         1997
---------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Operating revenues
     Service revenues                                $ 411,492     398,739      302,156
     Equipment sales                                    10,777       9,088        5,586
---------------------------------------------------------------------------------------
                                                       422,269     407,827      307,742
---------------------------------------------------------------------------------------
Operating expenses
     Cost of equipment sold                             21,408      16,992       14,588
     System operations                                  56,866      60,049       47,572
     General, administrative and customer service       79,569      81,350       62,536
     Sales and marketing                                61,903      57,967       54,128
     Depreciation and amortization                      68,593      62,345       41,146
---------------------------------------------------------------------------------------
                                                       288,339     278,703      219,970
---------------------------------------------------------------------------------------
Operating income                                     $ 133,930     129,124       87,772
=======================================================================================

Operating revenues

      Service revenues include monthly service fees for providing access and airtime to customers, service fees for providing airtime to other carriers' customers roaming through the Company's service areas and toll revenue.

      Of the $12.8 million increase in service revenues in 1999, $11.3 million was due to an increase in roaming usage primarily attributable to increased minutes of use which was partially offset by reduced rates. Local service revenues increased $5.9 million due to a growth in the number of customers and increased minutes of use, both of which were partially offset by reduced rates. Such increases were partially offset by a $6.3 million decrease due to the Company's sale of its Texas and Alaska cellular properties. Of the $96.6 million increase in service revenues in 1998, $76.1 million was attributable to acquisitions of properties. The remainder of the 1998 increase in service revenues was primarily due to a $10.9 million increase in roaming revenues and a $9.4 million increase in local service revenues.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:


Year ended December 31,                                   1999           1998         1997
-------------------------------------------------------------------------------------------
Customers at beginning of period                         624,290       569,983      368,233
Gross units added internally                             240,084       214,767      193,623
Disconnects                                              146,325       160,460      115,473
Net units added internally                                93,759        54,307       78,150
Net effect of property acquisitions and dispositions     (10,563)            -      123,600
Customers at end of period                               707,486       624,290      569,983
-------------------------------------------------------------------------------------------

      The average monthly service revenue per customer declined to $53 during 1999 from $57 in 1998 and $61 in 1997 due to price reductions and the continued trend that a higher percentage of new customers tend to be lower usage customers. A majority of the Company's net unit additions for 1999 were prepaid customers. The average monthly service revenue per prepaid customer has been and is expected to continue to be less than the average monthly service revenues per contract customer. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most all of which are likely to result in lower average revenue per customer. The Company will continue to focus on customer service and attempt to stimulate usage and customer growth by promoting the availability of certain enhanced services and by improving the quality of its service through the construction of additional cell sites and other enhancements to its system.

Operating expenses

      Cost of equipment sold increased $4.4 million (26.0%) in 1999 and $2.4 million (16.5%) in 1998 primarily due to an increase in the number of phones sold.

      System operations expenses decreased $3.2 million (5.3%) in 1999 primarily due to a $3.8 million decrease in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in roaming rates; a $1.7 million decrease in toll costs; and a $1.9 million decrease in expenses attributable to operations sold during 1999. Such decreases were partially offset by a $4.3 million increase in expenses associated with operating a greater number of cell sites. The $12.5 million (26.2%) increase in system operations expenses in 1998 was primarily due to $15.6 million of expenses attributable to acquisitions. Such increase was partially offset by a $6.1 million decrease in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in roaming rates.

      The Company operated 711 cell sites at December 31, 1999 in entities in which it had a majority interest, compared to 644 at December 31, 1998 and 558 at December 31, 1997.

     General, administrative and customer service expenses decreased $1.8 million (2.2%), of which $9.0 million was attributable to a decrease in the provision for doubtful accounts. Such decrease was substantially offset by a $2.9 million increase in customer service expenses; a $2.1 million increase in contract labor expenses associated with readying the Company's systems to be Year 2000 compliant; and a $3.4 million increase in general office expenses. Of the $18.8 million (30.1%) increase in 1998 expenses, $13.4 million was attributable to expenses of entities acquired. The remainder of the 1998 increase was primarily due to a $2.1 million increase in the provision for doubtful accounts and a $1.8 million increase in customer service expenses.

      Churn rate (the percentage of cellular customers that terminate service) is an industry-wide concern. The Company faces substantial competition from other wireless providers, including those offering Personal Communications Services ("PCS"). A significant portion of the churn in the Company's cellular markets is due to the Company disconnecting service to customers for nonpayment. The Company's average monthly churn rate in its majority-owned and operated markets was 1.90% in 1999, 2.23% in 1998 and 2.31% in 1997.

      Sales and marketing expenses increased $3.9 million (6.8%) in 1999 primarily due to a $4.0 million increase in costs incurred in selling products and services in retail locations and a $2.0 million increase in advertising expenses. Such increases were partially offset by a $2.1 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1999 as compared to 1998 and a $1.2 million decrease in expenses due to the Company's sale of its Texas and Alaska properties. Sales and marketing expenses increased $3.8 million (7.1%) in 1998 primarily due to $9.7 million of expenses of acquired entities; a $2.9 million increase in costs incurred in selling products and services in retail locations and a $2.4 million increase in advertising expenses. Such increases were partially offset by a $10.6 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer units being added through this distribution channel during 1998 as compared to 1997.

      Depreciation and amortization increased $6.2 million (10.0%) in 1999, of which $4.0 million was due to an increase in amortization of intangibles and $2.5 million was attributable to a higher level of plant in service. Of the $21.2 million (51.5%) increase in 1998, $14.5 million was attributable to acquisitions. The remainder of the 1998 increase was primarily due to higher levels of plant in service.

Other

      For additional information regarding certain matters that have impacted or may impact the Company's wireless operations, see Regulation and Competition.

OTHER OPERATIONS

      Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's non-regulated long distance operations, call center operations and security monitoring business. The operating revenues, expenses and income of the Company's other operations for 1999, 1998 and 1997 are summarized below.

Year ended December 31,                          1999         1998         1997
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Long distance                             $  83,087       53,027       36,550
   Call center                                  11,749        9,701       14,285
   Other                                        16,971       14,920       12,347
--------------------------------------------------------------------------------
                                               111,807       77,648       63,182
--------------------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses         85,278       57,353       53,842
   Depreciation and amortization                 4,747        3,316        2,627
--------------------------------------------------------------------------------
                                                90,025       60,669       56,469
--------------------------------------------------------------------------------
Operating income                             $  21,782       16,979        6,713
================================================================================

      The 1999 and 1998 increases in long distance revenues of $30.1 million and $16.5 million, respectively, were primarily attributable to the growth in the number of customers. The number of long distance customers as of December 31, 1999, 1998, and 1997 was 303,700, 226,700, and 172,000, respectively. The $4.6 million decrease in call center revenues in 1998 was primarily due to the loss of two major customers in the fourth quarter of 1997. The increases in other revenues in 1998 of $2.6 million was primarily attributable to the acquisition of cable television properties in the PTI acquisition and the acquisition of two security monitoring businesses, partially offset by a loss of revenues applicable to entities sold during 1997.

      Operating expenses in 1999 increased $29.4 million (48.4%) primarily due to (i) an increase of $17.8 million in expenses of the Company's long distance operations primarily due to the increased minutes of use due to an increase in the number of long distance customers, (ii) a $6.7 million increase associated with the Company's call center operations and (iii) a $3.8 million increase in expenses due to the expansion of the Company's security monitoring and fiber network businesses. In January 2000, the Company announced that it would close its third party call center operations by the end of the first quarter 2000. Included in total operating expenses for 1999 is a $2.7 million charge to write down the assets of the call center to estimated net realizable value.

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

      The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its security monitoring business and its emerging fiber network and competitive local exchange carrier businesses.

      Certain of the Company's service subsidiaries provide managerial, operational, technical, accounting and administrative services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $14.0 million, $14.4 million and $8.9 million in 1999, 1998 and 1997, respectively. For additional information applicable to SFAS 71, see Regulation and Competition - Other Matters and Note 12 of Notes to Consolidated Financial Statements.

GAIN ON SALE OR EXCHANGE OF ASSETS, NET

      In 1999, the Company recorded pre-tax gains aggregating $62.8 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after-tax; $.04 per diluted share) was due to the sale of the Company's remaining common shares of MCIWorldCom, Inc. ("WorldCom"). Approximately $39.6 million of the pre-tax gains ($7.8 million after-tax loss; $.05 per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. The remainder of the gains in 1999 was primarily due to an $11.6 million pre-tax gain ($7.6 million after-tax; $.05 per diluted share) due to the sale of the Company's shares of common stock of Telephone and Data Systems, Inc. See Note 14 of Notes to Consolidated Financial Statements for additional information.

      In 1998 the Company recorded net pre-tax gains aggregating $49.9 million ($30.5 million after-tax; $.22 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks Fiber Properties, Inc. ("Brooks") into common stock of WorldCom, the subsequent sale of 750,000 shares of WorldCom stock, and the sale of minority interests in two non-strategic cellular entities.

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

INTEREST EXPENSE

      Interest expense decreased $17.0 million in 1999 primarily due to a reduction in outstanding indebtedness. Interest expense increased $111.1 million in 1998 primarily due to $89.7 million of interest expense on the borrowings used to finance the PTI and Ameritech acquisitions and $23.2 million of interest expense applicable to debt assumed from PTI.

INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $5.2 million (15.8%) primarily due to the Company's proportionate share ($6.9 million) of a non-cash charge that was recorded by a cellular entity in which the Company owns a minority interest. The 1998 increase of $5.1 million (18.3%) was primarily due to $7.3 million of earnings of unconsolidated cellular entities acquired in the PTI acquisition. Such increase was partially offset by a $2.5 million decrease due to the sale of the Company's minority interest in two non-strategic cellular entities during the second quarter of 1998.

MINORITY INTEREST

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest increased $15.1 million during 1999, substantially all of which relates to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties. Of the $7.3 million increase in minority interest in 1998, $2.0 million was associated with entities acquired in the PTI acquisition. The remainder of the increase was primarily due to the increased profitability of the Company's majority-owned and operated cellular entities.

OTHER INCOME AND EXPENSE

      Other income and expense increased $3.9 million in 1999, substantially all of which relates to favorable non-recurring items recorded in 1999.

INCOME TAX EXPENSE

     The Company's effective income tax rate was 44.1%, 41.0% and 37.3% in 1999, 1998 and 1997, respectively. Exclusive of the effect of income tax expense on asset sales, the effective income tax rate was 39.0%, 41.3% and 37.3% in 1999, 1998 and 1997, respectively. Such decrease in the effective rate for 1999 was primarily due to two factors. First, the Company's 1999 sale of its Texas and Alaska operations resulted in a decrease in the amount of amortization of excess cost of net assets acquired (goodwill) that is non-deductible for tax purposes. Second, the Company recorded a $5.3 million state tax benefit relating to a loss carryback that will be utilized to recoup taxes paid in a previous year.

     The increase in the effective rate in 1998 was primarily due to the increase in non-deductible amortization of excess cost of net assets acquired attributable to the PTI acquisition.

ACQUISITIONS

      On December 1, 1998, the Company acquired the assets of certain of Ameritech's telephone and directory operations in 19 telephone exchanges covering 21 communities in northern and central Wisconsin for approximately $221 million cash. The operations acquired by the Company include the telephone property and equipment serving approximately 86,000 access lines, as well as the related nine telephone directories.

      On December 1, 1997, the Company acquired PTI in exchange for $1.503 billion cash and assumed PTI's debt of approximately $725 million. To finance the acquisition, the Company borrowed $1.288 billion under its committed credit facility and paid the remainder of the purchase price with available cash, most of which consisted of the proceeds of the sale of Brooks' common stock in November 1997. See Liquidity and Capital Resources - Financing Activities for additional information. As a result of the acquisition, the Company acquired (i) over 660,000 telephone access lines located in four midwestern states, seven western states and Alaska, (ii) over 88,000 cellular subscribers in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets. For additional information, see Note 11 of Notes to Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. Based on the Company's current use of derivatives, SFAS 133 is not expected to materially impact the Company's financial position or results of operations. In June 1999, the FASB deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000.

      In June 1999, the FASB issued Interpretation No. 43, "Real Estate Sales, an Interpretation of FASB Statement No. 66." The interpretation is effective for sales of real estate with property improvements or integral equipment entered into after June 30, 1999. Under this interpretation, fiber optic cable is considered integral equipment and, accordingly, title must transfer to a lessee in order for an Indefeasible Right to Use transaction to be accounted for as a sales-type lease. The application of the provisions of FASB Interpretation No. 43 does not have an impact on the Company's financial position or results of operations.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and deferred costs in the financial statements. Based on the Company's current revenue recognition policies, SAB 101 is not expected to materially impact the Company's financial position or results of operations.

INFLATION

      The effects of increased costs historically have been mitigated by the ability to recover certain costs applicable to the Company's regulated telephone operations through the rate-making process. As operating expenses in the Company's non-regulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment. While the rate-making process does not permit the Company to immediately recover the costs of replacing its physical plant, the Company has historically been able to recapture these costs over time. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For additional information regarding the current regulatory environment, see Regulation and Competition.

MARKET RISK

      The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At December 31, 1999, the fair value of the Company's long-term debt was estimated to be $2.0 billion based on the overall weighted average rate of the Company's long-term debt of 7.0% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 70 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $89.0 million decrease in fair value of the Company's long-term debt.

      In early 1998 the Company utilized interest rate hedge contracts to manage its interest rate risk related to the issuance of $765.0 million of senior notes and debentures. In February 2000, the Company entered into an interest rate hedge contract designed to reduce its interest rate risk with respect to $100 million of the long-term public debt that it expects to incur in connection with financing its pending acquisitions of local exchange assets in Arkansas, Missouri and Wisconsin. It is possible that the Company will enter into additional interest rate hedges for the same purpose over the next several months. See Liquidity and Capital Resources for additional information.


YEAR 2000 DISCLOSURE

      The Year 2000 issue concerned the inability of computer systems and certain other equipment to properly recognize and process data that uses two digits rather than four to designate particular years. The Company implemented a Year 2000 Project Plan ("the Plan") to assess whether its systems that process date sensitive information would perform satisfactorily leading up to and beyond January 1, 2000. Subsequent to December 31, 1999, the Company has experienced no Year 2000-related problems with its critical systems nor did it experience any problems with the delivery of critical services it receives from third parties.

      In connection with implementing the Plan, the Company incurred costs of $35.1 million during 1999 ($24.1 million of which was related to hardware costs and other capital items) and $4.2 million during 1998 (none of which was related to hardware costs or other capital items). All costs were expensed as incurred, except for hardware and other items that were capitalized in accordance with generally accepted accounting principles.

                         LIQUIDITY AND CAPITAL RESOURCES

      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

Operating activities

      Net cash provided by operating activities was $408.7 million, $467.8 million and $297.3 million in 1999, 1998 and 1997, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, wireless operations and other operations of the Company, see Results of Operations.

Investing activities

      Net cash provided by (used in) investing activities was $69.8 million, ($375.6) million and ($1.503) billion in 1999, 1998 and 1997, respectively. Proceeds from the sales of assets were $484.5 million in 1999 compared to $132.3 million in 1998 and $202.7 million in 1997. Cash used for acquisitions was $21.0 million, $225.6 million and $1.544 billion in 1999, 1998 and 1997, respectively. Capital expenditures for 1999 were $233.5 million for telephone operations, $58.8 million for wireless operations and $97.7 for other operations. Capital expenditures during 1998 and 1997 were $310.9 million and $181.2 million, respectively.

Financing activities

      Net cash used in financing activities was $427.6 million in 1999 and $112.4 million in 1998. Net cash provided by financing activities was $1.223 billion during 1997, of which $1.288 billion was related to the acquisition of PTI. Net payments of long-term debt were $365.5 million more during 1999 compared to 1998 primarily due to the utilization of proceeds from the sales of assets. In December 1997 the Company filed a shelf registration statement with the United States Securities and Exchange Commission registering an aggregate of $1.6 billion of senior unsecured debt securities, preferred stock, common stock and warrants. In January 1998 the Company issued an aggregate of $765 million of senior notes and debentures. The net proceeds of approximately $758 million were used to reduce the bank indebtedness incurred in connection with the acquisition of PTI. In addition, the Company paid approximately $40 million in 1998 to settle numerous interest rate hedge contracts that had been entered into in anticipation of these debt issuances.

Other

      Budgeted capital expenditures for 2000 total $250 million for telephone operations, $100 million for wireless operations and $65 million for other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services. Capital expenditures in the wireless operations are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where cellular phones may be used) and providing digital service. Budgeted capital expenditures for other operations include $15 million for construction of the Company's fiber network and $20 million for construction of competitive local exchange networks.

      In June 1999, the Company signed a definitive asset purchase agreement to purchase from affiliates of GTE Corporation ("GTE") telephone access lines (which numbered approximately 225,000 at December 31, 1999) and related local exchange assets in Arkansas for approximately $845.8 million in cash. In July
1999, the Company acquired a 61.5% (56.9% fully diluted) interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 121,000 at December 31, 1999) and related local exchange assets in Missouri for approximately $290 million in cash. At closing, the Company has agreed to make approximately a $55 million preferred equity investment in the new entity and it is anticipated that the Company will loan the new entity approximately $220 million.

      In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement to purchase telephone access lines (which numbered approximately 61,700 as of December 31, 1999) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $170 million cash. At closing the Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and it is anticipated that the Company will loan the new entity approximately $130 million. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 68,200 as of December 31, 1999) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $195 million cash.

      The purchase price under each of these GTE agreements is subject to adjustments which are not expected to be material in the aggregate. These transactions are anticipated to close by mid-year 2000, subject to regulatory approvals and certain other closing conditions. Although financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions, the Company currently anticipates selling a mix of securities that will include debt securities and may include equity or equity-linked securities. Currently, the Company's senior unsecured debt is rated Baa1 by Moody's and BBB+ by Standard & Poor's. However, as a result of the Company's announcement of its GTE acquisitions, Moody's placed its ratings under review for possible downgrade and Standard & Poor's placed its ratings on CreditWatch with negative implications.

      The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the amount of communications properties available to be purchased by the Company has increased substantially. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.6 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

      As of December 31, 1999, the Company's telephone subsidiaries had available for use $131.5 million of commitments for long-term financing from the Rural Utilities Service and the Company had $219.1 million of undrawn committed bank lines of credit. The Company also has access to debt and equity capital markets, including its shelf registration statement.

      The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges as of and for the years ended December 31:

                                                    1999     1998      1997
---------------------------------------------------------------------------

Debt to total capitalization percentage             53.7%    63.0      67.2
Ratio of earnings to fixed charges                  2.79     2.25      7.80
Ratio of earnings to fixed charges excluding
  gain on sale or exchange of assets                2.47     1.96      4.87
---------------------------------------------------------------------------

                           REGULATION AND COMPETITION

      The  communications  industry  continues  to undergo  various  fundamental regulatory, legislative, competitive and technological changes that make it difficult to determine the form or degree of future regulation and competition affecting the Company's telephone and wireless operations. These changes may have a significant impact on the future financial performance of all communications companies.

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

      The 1996 Act authorized the establishment of new federal and state universal service funds to provide support to eligible telecommunications carriers. These new funds are intended to replace existing federal support mechanisms that currently provide approximately 7.6% of the Company's consolidated revenues. In October 1999 the FCC adopted an order implementing a new universal service support mechanism for non-rural carriers for high cost and rural markets. This order will shift non-rural telephone companies to a forward-looking cost model in determining their future universal service support. Because all of the Company's LEC's have been designated as rural telephone companies, this order will not directly impact the Company. However, this order may establish the benchmark for the treatment of universal service support funding for rural carriers. The Company's LECs will continue to receive payments under the existing federal support mechanisms for rural carriers until the FCC adopts funding support mechanisms based on forward-looking economic costs, which it is required to do, but no earlier than January 2001.

      In September 1998 the FCC initiated a proceeding to represcribe the authorized rate of return for interstate access services provided by LECs. The FCC periodically represcribes this rate of return to ensure that the service rates filed by incumbent LECs subject to rate of return regulation continue to be just and reasonable. It is uncertain whether or by how much the FCC may lower the authorized rate of return. For rate of return companies, the FCC is considering how other unresolved issues such as jurisdictional separations, access charge reform and universal service must be addressed before represcribing rate of return.

      Competition to provide traditional telephone or wireless services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's operations are located. The Company does not believe such competition is likely to materially affect it in the near term. The Company further believes that it may benefit from having the opportunity to observe the effects of these developments in large urban markets. The Company will continue to monitor ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.

Recent events affecting the Company

      During 1999 the Company's revenues from the USF totaled approximately $127.5 million (of which $5.2 million related to the Company's Alaska based operations). During 1998, such revenues totaled $127.6 million (of which $13.4 million related to the Alaska based operations.) Although the Company may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

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

      In mid-1997 the Louisiana Public Service Commission adopted a Consumer Price Protection Plan which froze the local rates and access rates that can be charged by the Company's LECs operating in Louisiana. Certain other states have implemented various forms of alternative regulation plans, the impact of which has not been material either individually or in the aggregate to the results of operations of the Company.

      Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. In addition, the Company continues to receive pressure from other cellular operators to reduce roaming rates in the Company's cellular markets. There is no assurance that these requests will not result in reduced intrastate access revenues and/or roaming revenues in the future.

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

Other matters

      The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. While the amount of such charge cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $300 million and $350 million. See Note 12 of Notes to Consolidated Financial Statements for additional information.

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 1999 have not been material, and the Company currently has no reason to believe that such costs will become material.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.

      The  Company  is not  exposed to  material  future  earnings  or cash flow exposures from changes in interest rates on long-term obligations since the majority of the Company's long-term obligations are fixed rate. At December 31, 1999, the Company estimates that the fair value of the Company's long-term debt was $2.0 billion which was determined by comparing the overall weighted average rate of the Company's long-term debt of 7.0% and an overall weighted maturity of 12 years to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 70 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $89.0 million decrease in fair value of the Company's long-term debt. In late 1997 and early 1998 the Company utilized interest rate hedge contracts to manage its interest rate risk related to its January 1998 issuance of $765.0 million of senior notes and debentures. In February 2000, the Company entered into an interest rate hedge contract designed to reduce its interest rate risk with respect to $100 million of long-term public debt that it expects to incur in connection with financing its pending acquisitions of local exchange assets in Arkansas, Missouri and Wisconsin. It is possible that the Company will enter into additional interest rate hedges for the same purpose over the next several months.


Item 8.       Financial Statements and Supplementary Data

                              Report of Management

The Shareholders
CenturyTel, Inc.:

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

/s/ R. Stewart Ewing, Jr.
--------------------------
R. Stewart Ewing, Jr.
Executive Vice President and Chief Financial Officer



                          Independent Auditors' Report


The Board of Directors
CenturyTel, Inc.:

     We have audited the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 14a(i). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in Item 14a(ii). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP
----------------
KPMG LLP

Shreveport, Louisiana
January 26, 2000


                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                                  Year ended December 31,
-----------------------------------------------------------------------------------------------
                                                            1999           1998           1997
-----------------------------------------------------------------------------------------------
                                                            (Dollars, except per share amounts,
                                                                  and shares in thousands)

OPERATING REVENUES
     Telephone                                        $ 1,142,593      1,091,610        530,597
     Wireless                                             422,269        407,827        307,742
     Other                                                111,807         77,648         63,182
-----------------------------------------------------------------------------------------------
         Total operating revenues                       1,676,669      1,577,085        901,521
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Cost of sales and operating expenses                 819,784        768,720        474,256
     Depreciation and amortization                        348,816        328,554        159,495
-----------------------------------------------------------------------------------------------
         Total operating expenses                       1,168,600      1,097,274        633,751
-----------------------------------------------------------------------------------------------

OPERATING INCOME                                          508,069        479,811        267,770
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Gain on sale or exchange of assets, net               62,808         49,859        169,640
     Interest expense                                    (150,557)      (167,552)       (56,474)
     Income from unconsolidated cellular entities          27,675         32,869         27,794
     Minority interest                                    (27,913)       (12,797)        (5,498)
     Other income and expense                               9,190          5,268          5,109
-----------------------------------------------------------------------------------------------
         Total other income (expense)                     (78,797)       (92,353)       140,571
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                          429,272        387,458        408,341
     Income tax expense                                   189,503        158,701        152,363
-----------------------------------------------------------------------------------------------

NET INCOME                                            $   239,769        228,757        255,978
===============================================================================================

BASIC EARNINGS PER SHARE                              $      1.72           1.67           1.89
===============================================================================================

DILUTED EARNINGS PER SHARE                            $      1.70           1.64           1.87
===============================================================================================

DIVIDENDS PER COMMON SHARE                            $      .180           .173           .164
===============================================================================================

AVERAGE BASIC SHARES OUTSTANDING                          138,848        137,010        134,984
===============================================================================================

AVERAGE DILUTED SHARES OUTSTANDING                        141,432        140,105        137,412
===============================================================================================

See accompanying notes to consolidated financial statements.




                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                   Year ended December 31,
-----------------------------------------------------------------------------------------------
                                                              1999          1998          1997
-----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)


Net income                                               $  239,769       228,757       255,978
-----------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized holding gains arising during
    period, net of $38,473, $8,509 and $6,404 tax            71,449        15,802        11,893
  Reclassification adjustment for gains included
    in net income, net of $7,702 and $11,027 tax            (14,304)      (20,478)            -
-----------------------------------------------------------------------------------------------
  Other comprehensive income, net of $30,771,
    ($2,518) and $6,404 tax                                  57,145        (4,676)       11,893
-----------------------------------------------------------------------------------------------

Comprehensive income                                     $  296,914       224,081       267,871
===============================================================================================
See accompanying notes to consolidated financial statements.



                                CENTURYTEL, INC.
                           Consolidated Balance Sheets


                                                                                  December 31,
--------------------------------------------------------------------------------------------------
                                                                             1999            1998
--------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $      56,640           5,742
   Accounts receivable
      Customers, less allowance of $4,150 and $4,155                       128,338         130,289
      Other                                                                 64,719          55,109
   Materials and supplies, at average cost                                  28,769          23,709
   Other                                                                     7,607          11,389
--------------------------------------------------------------------------------------------------
         Total current assets                                              286,073         226,238
--------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                        2,256,458       2,351,453
--------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Excess cost of net assets acquired, less accumulated
    amortization of $165,327 and $133,135                                1,644,884       1,956,701
   Other                                                                   517,992         401,063
--------------------------------------------------------------------------------------------------
         Total investments and other assets                              2,162,876       2,357,764
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $   4,705,407       4,935,455
==================================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                              $      62,098          53,010
   Accounts payable                                                         78,450          87,627
   Accrued expenses and other current liabilities
      Salaries and benefits                                                 34,570          36,900
      Taxes                                                                 40,999          33,411
      Interest                                                              37,232          36,926
      Other                                                                 22,172          24,249
   Advance billings and customer deposits                                   33,656          32,721
--------------------------------------------------------------------------------------------------
         Total current liabilities                                         309,177         304,844
--------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                           2,078,311       2,558,000
--------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                     469,927         541,129
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
    350,000,000 shares, issued and outstanding
    139,945,920 and 138,082,926 shares                                     139,946         138,083
   Paid-in capital                                                         493,432         451,535
   Unrealized holding gain on investments, net of taxes                     64,362           7,217
   Retained earnings                                                     1,146,967         932,611
   Unearned ESOP shares                                                     (4,690)         (6,070)
   Preferred stock - non-redeemable                                          7,975           8,106
--------------------------------------------------------------------------------------------------
         Total stockholders' equity                                      1,847,992       1,531,482
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                           $ 4,705,407       4,935,455
==================================================================================================

See accompanying notes to consolidated financial statements.



                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows


                                                                         Year ended December 31,
------------------------------------------------------------------------------------------------------
                                                                  1999             1998          1997
------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                                $   239,769          228,757       255,978
  Adjustments to reconcile net income to net
   cash provided by operating activities
  Depreciation and amortization                                 348,816          328,554       159,495
  Income from unconsolidated cellular entities                  (27,675)         (32,869)      (27,794)
  Minority interest                                              27,913           12,797         5,498
  Deferred income taxes                                         (17,139)          16,196        16,230
  Gain on sale of assets, net                                   (62,808)         (49,859)     (169,640)
  Changes in current assets and current liabilities
      Accounts receivable                                       (15,181)         (15,227)        7,649
      Accounts payable                                          (11,469)           4,249       (25,440)
      Other accrued taxes                                       (59,571)         (34,908)       58,205
      Other current assets and other current
       liabilities, net                                          (1,354)          15,033         7,263
  Increase (decrease) in other noncurrent liabilities            (5,311)          (1,706)        2,173
  Other, net                                                     (7,288)          (3,243)        7,702
------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                 408,702          467,774       297,319
------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                            (20,972)        (225,569)   (1,543,814)
  Payments for property, plant and equipment                   (389,980)        (310,919)     (181,225)
  Proceeds from sale of assets                                  484,467          132,307       202,705
  Distributions from unconsolidated cellular entities            22,219           26,515        16,825
  Purchase of life insurance investment, net                     (2,545)          (2,786)      (12,962)
  Proceeds from note receivable                                       -                -        22,500
  Other, net                                                    (23,416)           4,807        (7,156)
------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities        69,773         (375,645)   (1,503,127)
------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of long-term debt                       15,533          957,668     1,312,546
  Payments of long-term debt                                   (438,399)      (1,015,015)      (79,203)
  Payment of hedge contracts                                          -          (40,237)            -
  Proceeds from issuance of common stock                         19,182           15,033        14,156
  Payment of debt issuance costs                                      -           (6,625)            -
  Cash dividends                                                (25,413)         (24,179)      (22,671)
  Other, net                                                      1,520              951        (1,405)
------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities      (427,577)        (112,404)    1,223,423
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents             50,898          (20,275)       17,615
Cash and cash equivalents at beginning of year                    5,742           26,017         8,402
------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $    56,640            5,742        26,017
======================================================================================================
See accompanying notes to consolidated financial statements.




                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity


                                                                                    Year ended December 31,
---------------------------------------------------------------------------------------------------------------
                                                                                1999         1998         1997
---------------------------------------------------------------------------------------------------------------
                                                                               (Dollars and shares in thousands)
COMMON STOCK
    Balance at beginning of year                                          $   138,083       91,104        59,859
    Issuance of common stock for acquisitions                                       -           28            75
    Conversion of convertible securities into common stock                        330          169           237
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                 1,533          754           565
    Three-for-two stock split                                                       -       46,028        30,368
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                           139,946      138,083        91,104
----------------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of year                                              451,535      469,586       474,607
    Issuance of common stock for acquisitions                                       -        1,059         3,241
    Conversion of convertible securities into common stock                      3,101        3,131         4,998
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                17,649       14,279        13,591
    Amortization of unearned compensation and other                            21,147        9,508         3,517
    Three-for-two stock split                                                       -      (46,028)      (30,368)
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                           493,432      451,535       469,586
----------------------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of year                                                7,217       11,893             -
    Change in unrealized holding gain on investments, net of taxes             57,145       (4,676)       11,893
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                            64,362        7,217        11,893
----------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of year                                              932,611      728,033       494,726
    Net income                                                                239,769      228,757       255,978
    Cash dividends declared
        Common stock - $.18, $.173 and $.164 per share                        (25,010)     (23,771)      (22,211)
        Preferred stock                                                          (403)        (408)         (460)
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                         1,146,967      932,611       728,033
----------------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of year                                               (6,070)      (8,450)      (11,080)
    Release of ESOP shares                                                      1,380        2,380         2,630
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                            (4,690)      (6,070)       (8,450)
----------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning of year                                                8,106        8,106        10,041
    Conversion of preferred stock into common stock                              (131)           -        (1,935)
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                             7,975        8,106         8,106
----------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                $ 1,847,992    1,531,482     1,300,272
================================================================================================================

COMMON SHARES OUTSTANDING
    Balance at beginning of year                                              138,083       91,104        59,859
    Issuance of common stock for acquisitions                                       -           28            75
    Conversion of convertible securities into common stock                        330          169           237
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                 1,533          754           565
    Three-for-two stock split                                                       -       46,028        30,368
----------------------------------------------------------------------------------------------------------------
             Balance at end of year                                           139,946      138,083        91,104
================================================================================================================
See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC,
                   Notes to Consolidated Financial Statements
                                December 31, 1999


(1)      Summary of Significant Accounting Policies

Principles of consolidation - The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation." Investments in cellular entities where the Company does not own a majority interest are accounted for using the equity method of accounting.

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

Property, plant and equipment - Telephone plant is stated substantially at original cost. Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone plant is provided on the straight line method using class or overall group rates acceptable to regulatory authorities; such rates range from 1.8% to 25%.

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

Affiliated transactions - Certain service subsidiaries of CenturyTel provide installation and maintenance services, materials and supplies, and managerial, technical, accounting and administrative services to subsidiaries. In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Intercompany profit on transactions with nonregulated affiliates has been eliminated.

Income taxes - CenturyTel files a consolidated federal income tax return with its eligible subsidiaries. The Company uses the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Investment tax credits related to telephone plant have been deferred and are being amortized as a reduction of federal income tax expense over the estimated useful lives of the assets giving rise to the credits.

Derivative financial instruments - The Company has entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. Interest rate contracts generally involve the exchange of fixed and floating rate interest payments without the exchange of the underlying principal. Net amounts paid or received are reflected as adjustments to interest expense. The Company had no outstanding interest rate hedge contracts as of December 31, 1999. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share give effect to all potential dilutive common shares that were outstanding during the period.

Stock compensation - The Company accounts for employee stock compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 1999 presentation, including the reclassification of the Company's personal communication services operations from other operations to the wireless segment.

(2)      Investments in Unconsolidated Cellular Entities

      The Company's share of earnings from cellular entities in which it does not own a majority interest was $28.8 million, $34.1 million and $29.4 million in 1999, 1998 and 1997, respectively, and is included, net of $1.1 million, $1.2 million and $1.6 million of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities" in the Company's Consolidated Statements of Income. Over 86% of the 1999 income from unconsolidated cellular entities was attributable to the following investments.

                                                              Ownership interest
--------------------------------------------------------------------------------
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
--------------------------------------------------------------------------------

      The following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 1999 and 1998) were accounted for by the equity method.


Year ended December 31,                                    1999            1998
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
                                                                (unaudited)
Assets
     Current assets                                $     289,355        293,339
     Property and other noncurrent assets                822,771        759,665
-------------------------------------------------------------------------------
                                                   $   1,112,126      1,053,004
===============================================================================

Liabilities and equity
     Current liabilities                           $     130,161        109,787
     Noncurrent liabilities                               43,423         25,099
     Equity                                              938,542        918,118
-------------------------------------------------------------------------------
                                                   $   1,112,126      1,053,004
===============================================================================


Year ended December 31,                          1999         1998         1997
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)
                                                           (unaudited)
Results of operations
     Revenues                             $  1,398,314    1,281,803    1,277,524
     Operating income                     $    427,274      430,859      419,246
     Net income                           $    416,740      435,744      395,990
--------------------------------------------------------------------------------

      At December 31, 1999, $65.5 million of the Company's consolidated retained earnings represented undistributed earnings of unconsolidated cellular entities.

(3)      PROPERTY, PLANT AND EQUIPMENT

      Net property, plant and equipment at December 31, 1999 and 1998 was composed of the following:


December 31,                                              1999           1998
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Telephone, at original cost
     Cable and wire                                $  1,904,957       2,046,638
     Central office                                   1,149,095       1,197,438
     General support                                    247,605         269,431
     Information origination/termination                 58,380          73,984
     Construction in progress                            80,682          66,241
     Other                                                5,213           6,520
-------------------------------------------------------------------------------
                                                      3,445,932       3,660,252
     Accumulated depreciation                        (1,609,626)     (1,661,315)
-------------------------------------------------------------------------------
                                                      1,836,306       1,998,937
-------------------------------------------------------------------------------

Wireless, at cost
     Cell site                                          353,705         324,292
     General support                                     96,774          82,945
     Construction in progress                            17,303          23,733
     Other                                                4,943           5,927
-------------------------------------------------------------------------------
                                                        472,725         436,897
     Accumulated depreciation                          (217,056)       (178,970)
-------------------------------------------------------------------------------
                                                        255,669         257,927
-------------------------------------------------------------------------------

Other, at cost
     General support                                    242,780         172,446
     Other                                               32,470          20,063
-------------------------------------------------------------------------------
                                                        275,250         192,509
     Accumulated depreciation                          (110,767)        (97,920)
-------------------------------------------------------------------------------
                                                        164,483          94,589
-------------------------------------------------------------------------------

Net property, plant and equipment                  $  2,256,458       2,351,453
===============================================================================

      Depreciation expense was $296.8 million, $280.5 million and $142.6 million in 1999, 1998 and 1997, respectively. The composite depreciation rate for telephone properties was 7.0% for 1999, 6.9% for 1998 and 7.4% for 1997.

(4)      INVESTMENTS AND OTHER ASSETS

      Investments and other assets at December 31, 1999 and 1998 were composed of the following:


December 31,                                                               1999             1998
------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

Excess cost of net assets acquired, less accumulated amortization    $ 1,644,884        1,956,701
Investments in unconsolidated cellular entities                          125,901          118,016
Cash surrender value of life insurance contracts                          90,313           84,976
Marketable equity securities                                             102,633           29,496
Other                                                                    199,145          168,575
-------------------------------------------------------------------------------------------------
                                                                     $ 2,162,876        2,357,764
=================================================================================================

      Goodwill amortization of $52.0 million, $47.8 million and $16.6 million for 1999, 1998 and 1997, respectively, is included in "Depreciation and amortization" in the Company's Consolidated Statements of Income.

      The Company's investments in marketable equity securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported, net of taxes, as a separate component of stockholders' equity. As of December 31, 1999, gross unrealized holding gains of the Company's marketable equity securities were $99.0 million.

(5)      LONG-TERM DEBT

December 31,                                                                  1999            1998
----------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

CenturyTel
      6.79%* Senior Credit Facility, due through 2002                   $    339,813        752,063
      6.875% senior debentures, due 2028                                     425,000        425,000
      6.30% senior notes, due 2008                                           240,000        240,000
      6.15% senior notes, due 2005                                           100,000        100,000
      8.25% senior notes, due 2024                                           100,000        100,000
      7.20% senior notes, due 2025                                           100,000        100,000
      6.10%* notes to banks, due 2002                                         40,000         40,000
      7.75% senior notes, due 2004                                            50,000         50,000
      6.55% senior notes, due 2005                                            50,000         50,000
      9.38% senior notes, due through 2003                                    16,025         18,900
      7.00%* Employee Stock Ownership Plan commitment,
           due in installments through 2004                                    4,690          6,070
      Other                                                                      225            266
---------------------------------------------------------------------------------------------------
                  Total CenturyTel                                         1,465,753      1,882,299
---------------------------------------------------------------------------------------------------

Subsidiaries
      First mortgage debt
         5.88%* notes, payable to agencies of the U. S. government
           and cooperative lending associations, due in installments
           through 2025                                                      290,715       341,817
         7.98% notes, due through 2002                                         5,732          5,871
      Other debt
         7.48%* unsecured medium-term notes, due through 2008                333,657        335,667
         8.07%* notes, due in installments through 2020                       25,520         29,301
         6.50% note, due in installments through 2001                          6,399          9,308
         5.61%* capital lease obligations, due through 2003                   12,633          6,747
---------------------------------------------------------------------------------------------------
                  Total subsidiaries                                         674,656        728,711
---------------------------------------------------------------------------------------------------
Total long-term debt                                                       2,140,409      2,611,010
Less current maturities                                                       62,098         53,010
---------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                            $  2,078,311      2,558,000
===================================================================================================
* weighted average interest rate at December 31, 1999

      The approximate annual debt maturities for the five years subsequent to December 31, 1999 are as follows: 2000 - $62.1 million; 2001 - $146.4 million; 2002 - $353.9 million; 2003 - $66.4 million; and 2004 - $70.5 million.

      Short-term borrowings of $40.0 million at December 31, 1999 and 1998 were classified as long-term debt on the accompanying balance sheets because the Company had adequate committed borrowing capacity available under long-term revolving facilities.

      Certain of the Company's loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of the Company's capital stock and other matters. At December 31, 1999, all of the consolidated retained earnings reflected on the balance sheet was available for the declaration of dividends.

      The transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 1999, restricted net assets of subsidiaries were $608.0 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $745.8 million.

      Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

      On January 15, 1998, CenturyTel issued $100 million of 7-year, 6.15% senior notes (Series E); $240 million of 10-year, 6.3% senior notes (Series F); and $425 million of 30-year, 6.875% debentures (Series G) under its shelf registration statements. The net proceeds of approximately $758 million (excluding payment obligations of approximately $40 million related to interest rate hedging effected in connection with the offering) were used to reduce the bank indebtedness incurred under the Senior Credit Facility. This facility carries floating rate interest based upon London InterBank Offered Rates for short-term periods.

      In mid-January 1998, the Company settled numerous interest rate hedge contracts that had been entered into in anticipation of the above-mentioned debt issuances. The amounts paid by the Company upon settlement of the hedge contracts aggregated approximately $40 million, which is being amortized as interest expense over the lives of the underlying debt instruments. The effective weighted average interest rate of the debt incurred in January 1998 (after giving consideration to these payment obligations) is 7.15%.

      CenturyTel's telephone subsidiaries had approximately $131.5 million in commitments for long-term financing from the Rural Utilities Service available at December 31, 1999. Approximately $219.1 million of additional borrowings were available to the Company through committed lines of credit with various banks.

(6)      POSTRETIREMENT BENEFITS

      The Company sponsors defined benefit health care plans that provide postretirement benefits to substantially all retired full-time employees.

      The following is a reconciliation for the benefit obligation and the plan assets.

December 31,                                                     1999          1998          1997
--------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year                $  172,323       152,632        59,157
     Service cost                                                4,850         5,519         2,578
     Interest cost                                              10,089        10,744         5,047
     Plan amendments                                            (2,492)            -             -
     Participant contributions                                     419           298           119
     Acquisition                                                     -             -        80,166
     Actuarial (gain) loss                                     (23,855)        9,720         7,789
     Benefits paid                                              (4,610)       (6,590)       (2,224)
--------------------------------------------------------------------------------------------------
     Benefit obligation at end of year                      $  156,724       172,323       152,632
==================================================================================================

Change in plan assets (primarily listed stocks and bonds)
     Fair value of plan assets at beginning of year         $   35,799        34,618             -
     Return on assets                                            2,961         4,080             -
     Employer contributions                                      7,212         3,393             -
     Participant contributions                                     419           298             -
     Acquisition                                                     -             -        34,618
     Benefits paid                                              (4,610)       (6,590)            -
--------------------------------------------------------------------------------------------------
     Fair value of plan assets at end of year               $   41,781        35,799        34,618
==================================================================================================

      Net periodic postretirement benefit cost for 1999, 1998 and 1997 included the following components:


Year ended December 31,                                        1999        1998        1997
-------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Service cost                                               $   4,850       5,519      2,578
Interest cost                                                 10,089      10,744      5,047
Expected return on plan assets                                (2,961)     (3,250)      (458)
Amortization of unrecognized actuarial (gains) losses           (565)        430        292
Amortization of unrecognized prior service cost                 (129)        121        121
-------------------------------------------------------------------------------------------
Net periodic post-retirement benefit cost                  $  11,284      13,564      7,580
===========================================================================================

      The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 1999, 1998 and 1997.


Year ended December 31,                     1999           1998           1997
-------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Benefit obligation                    $  (156,724)      (172,323)      (152,632)
Fair value of plan assets                  41,781         35,799         34,618
Unamortized prior service cost             (1,303)         1,060          1,182
Unrecognized net actuarial loss               707         23,972         14,622
-------------------------------------------------------------------------------
Accrued benefit cost                  $  (115,539)      (111,492)      (102,210)
===============================================================================

      Assumptions used in accounting for postretirement benefits as of December 31, 1999 and 1998 were:


                                                            1999           1998
--------------------------------------------------------------------------------
Weighted average assumptions
      Discount rate                                         7.25%       6.5-6.75
      Expected return on plan assets                        10.0%           10.0
--------------------------------------------------------------------------------

      For measurement purposes, a 7.4% annual rate in the per capita cost of covered health care benefits was assumed for 2000 and beyond. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                           1-Percentage       1-Percentage
                                                          Point Increase     Point Decrease
--------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Effect on total of service and interest cost components     $    975                  (951)
Effect on postretirement benefit obligation                 $  8,517                (7,871)
--------------------------------------------------------------------------------------------

(7)      DEFERRED CREDITS AND OTHER LIABILITIES

      Deferred credits and other liabilities at December 31, 1999 and 1998 were composed of the following:


December 31,                                           1999              1998
------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Deferred federal and state income taxes          $    269,988          332,151
Accrued postretirement benefit costs                  112,876          109,000
Minority interest                                      43,204           44,970
Regulatory liability - income taxes                    12,469           17,380
Deferred investment tax credits                         1,724            3,939
Other                                                  29,666           33,689
------------------------------------------------------------------------------
                                                 $    469,927          541,129
==============================================================================

(8)      STOCKHOLDER'S EQUITY

Common stock - At December 31, 1999, unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                        1999
-----------------------------------------------------------------------------
                                                               (In thousands)

Incentive compensation program                                      6,492
Acquisitions                                                        4,572
Employee stock purchase plan                                          999
Dividend reinvestment plan                                            739
Conversion of convertible preferred stock                             435
Other employee benefit plans                                        2,563
------------------------------------------------------------------------------
                                                                   15,800
==============================================================================

      Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 1999, the holders of 11.4 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 1999, CenturyTel had 2.0 million shares of preferred stock, $25 par value per share, authorized. At December 31, 1999 and 1998, there were 319,000 and 324,238 shares, respectively, of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

Shareholders' Rights Plan - In 1996 the Board of Directors declared a dividend of one preference share purchase right for each common share outstanding. Such rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of CenturyTel's common stock. Upon the occurrence of such an acquisition, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock or other securities of CenturyTel (or, in certain situations, the acquiring company) which at the time of such transaction will have a market value of two times the exercise price of the right.

Stock split - On February 23, 1999, CenturyTel's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1999. All per share data included in this report for periods prior to March 1999 have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from paid-in-capital to common stock on the consolidated financial statements for 1998.

(9)      STOCK OPTION PROGRAM

      CenturyTel has an incentive compensation program which allows the Board of Directors, through a subcommittee to the Compensation Committee, to grant incentives to employees in any one or a combination of the following forms: incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 1999, CenturyTel had reserved
6.5 million shares of common stock which may be issued under the incentive compensation program.

      Under the program, options have been granted to employees at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

      During 1999 the Company granted 83,743 options (the "1999 Options") at market price. The weighted average fair value of each of the 1999 Options was estimated as of the date of grant to be $15.90 using an option-pricing model with the following assumptions: dividend yield - .4%; expected volatility - 20%; risk-free interest rate - 6.6%; and expected option life - seven years.

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

      Stock option transactions during 1999, 1998 and 1997 were as follows:

                                                  Number            Average
                                                of options           price
--------------------------------------------------------------------------

Outstanding December 31, 1996                   5,243,051           $  12.11
       Exercised                                 (889,173)             10.18
       Granted                                  1,293,909              13.51
       Forfeited                                  (38,856)             13.39
---------------------------------------------------------
Outstanding December 31, 1997                   5,608,931              12.73
       Exercised                                 (937,985)             11.41
       Granted                                    121,667              26.25
       Forfeited                                  (12,000)             13.33
---------------------------------------------------------
Outstanding December 31, 1998                   4,780,613              13.35
       Exercised                               (1,369,459)             10.90
       Granted                                     83,743              40.88
       Forfeited                                   (9,055)             37.07
---------------------------------------------------------

Outstanding December 31, 1999                   3,485,842              14.92
=========================================================

Exercisable December 31, 1998                   4,188,660              13.13
=========================================================

Exercisable December 31, 1999                   3,317,004              14.32
=========================================================


      The following tables summarize certain information about CenturyTel's stock options at December 31, 1999.

                                    Options outstanding
------------------------------------------------------------------------------------------
                                                  Weighted average
          Range of                              remaining contractual      Weighted average
       exercise prices    Number of options       life outstanding          exercise price
------------------------------------------------------------------------------------------


    $   9.63-12.30           1,060,111                   2.6                 $    11.88
       13.33-17.64           2,248,491                   6.2                      14.91
       23.03-26.05              55,163                   8.1                      25.85
       26.98-31.54              46,264                   8.1                      29.08
       39.00-46.19              75,813                   9.4                      40.88
                             ---------
        9.63-46.19           3,485,842                   7.0                      14.92
                             =========

                               Options exercisable
----------------------------------------------------------------------------
          Range of                 Number of                 Weighted average
       exercise prices         options exercisable            exercise price
----------------------------------------------------------------------------

    $   9.63-12.30                  1,060,111                    $  11.88
       13.33-17.64                  2,166,292                       14.97
       23.03-26.05                     51,337                       26.06
       26.98-31.54                     39,264                       28.82
                                    ---------
        9.63-31.54                  3,317,004                       14.32
                                    =========

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, no compensation cost has been recognized for the program. If compensation cost for CenturyTel's program had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 1999, 1998 and 1997 would have been as follows:

Year ended December 31,                       1999          1998           1997
--------------------------------------------------------------------------------
                                                   (Dollars in thousands,
                                                  except per share amounts)
Net income
     As reported                        $   239,769       228,757        255,978
     Pro forma                          $   239,033       227,113        252,773
Basic earnings per share
     As reported                        $      1.72          1.67           1.89
     Pro forma                          $      1.72          1.66           1.87
Diluted earnings per share
     As reported                        $      1.70          1.64           1.87
     Pro forma                          $      1.69          1.62           1.84
--------------------------------------------------------------------------------

(10)     EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                                               1999         1998         1997
----------------------------------------------------------------------------------------------------
                                                                       (Dollars, except per share
                                                                     amounts, and shares in thousands)
Income (Numerator):
Net income                                                     $    239,769      228,757       255,978
Dividends applicable to preferred stock                                (403)        (408)         (460)
------------------------------------------------------------------------------------------------------
Net income applicable to common stock for
  computing basic earnings per share                                239,366      228,349       255,518
Dividends applicable to preferred stock                                 403          408           460
Interest on convertible securities, net of taxes                        252          372           480
------------------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
  diluted earnings per share                                   $    240,021      229,129       256,458
======================================================================================================

Shares (Denominator):
Weighted average number of shares
  outstanding during period                                         139,313      137,568       135,637
Employee Stock Ownership Plan shares
  not committed to be released                                         (465)        (558)         (653)
------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding
  during period for computing basic earnings per share              138,848      137,010       134,984
Incremental common shares attributable to dilutive securities:
      Conversion of convertible securities                              981        1,274         1,676
      Shares issuable under outstanding stock options                 1,603        1,821           752
------------------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes
  of computing diluted earnings per share                           141,432      140,105       137,412
======================================================================================================

Basic earnings per share                                       $       1.72         1.67          1.89
======================================================================================================

Diluted earnings per share                                     $       1.70         1.64          1.87
======================================================================================================

      The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 20,000, 3,000 and 1,099,000 for 1999, 1998 and 1997,
respectively.

(11)     ACQUISITIONS

      On December 1, 1997, CenturyTel acquired Pacific Telecom, Inc. ("PTI") in exchange for $1.503 billion cash and assumed PTI's debt of approximately $725 million. To finance the acquisition, which was accounted for as a purchase, CenturyTel borrowed $1.288 billion under its $1.6 billion senior unsecured credit facility (the "Senior Credit Facility") dated August 28, 1997. CenturyTel paid the remainder of the PTI acquisition price with available cash.

      As a result of the acquisition, the Company acquired (i) telephone access lines located in four midwestern states, seven western states and Alaska, (ii) cellular subscribers in two midwestern states and Alaska and (iii) various wireless, cable television and other communications assets.

      The following pro forma information represents the consolidated results of operations of the Company as if the PTI acquisition had been consummated as of January 1, 1997.

Year ended December 31,                                        1997
---------------------------------------------------------------------------
                                                     (Dollars in thousands,
                                                   except per share amounts)
                                                           (unaudited)

Operating revenues                                       $  1,392,268
Net income                                                    256,992
Diluted earnings per share                                       1.87
---------------------------------------------------------------------------

      The pro forma information is not necessarily indicative of the operating results that would have occurred if the PTI acquisition had been consummated as of January 1, 1997, nor is it necessarily indicative of future operating results. The actual results of operations of PTI have been included in the Company's consolidated financial statements only from the date of acquisition.

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

      The Company's consolidated balance sheet as of December 31, 1999 included regulatory assets of approximately $570.9 million and regulatory liabilities of approximately $7.8 million. The $570.9 million of regulatory assets included amounts related to accumulated depreciation ($565.9 million), assets established in connection with postretirement benefits ($690,000), income taxes ($1.5 million) and deferred financing costs ($2.8 million). The $7.8 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax liabilities related to the regulatory assets and liabilities quantified above were $229.4 million.

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

      The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, noncash charge against earnings which will be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $300 million and $350 million. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

(13)     INCOME TAXES

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 were as follows:

December 31,                                                             1999              1998
-------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Deferred tax assets
      Postretirement benefit costs                                  $    36,851            38,023
      Regulatory support                                                 13,504            15,509
      Net operating loss carry forwards of an acquired subsidiary         1,689             6,716
      Regulatory liability                                                4,907             6,230
      Long-term debt                                                      2,805             3,382
      Other employee benefits                                             8,367             8,812
      Other                                                              10,466             9,609
-------------------------------------------------------------------------------------------------
           Gross deferred tax assets                                     78,589            88,281
           Less valuation allowance                                      (1,689)           (6,716)
-------------------------------------------------------------------------------------------------
           Net deferred tax assets                                       76,900            81,565
-------------------------------------------------------------------------------------------------

Deferred tax liabilities
      Property, plant and equipment, primarily due to
        depreciation differences                                       (247,571)         (280,859)
      Excess cost of net assets acquired                                (39,070)          (16,006)
      Basis difference in assets to be sold                                   -           (66,998)
      Deferred debt costs                                                (3,128)          (13,309)
      Customer base                                                      (9,993)          (11,381)
      Marketable equity securities                                      (34,656)           (8,928)
      Intercompany profits                                               (3,259)           (3,128)
      Other                                                              (9,211)          (13,107)
-------------------------------------------------------------------------------------------------
           Gross deferred tax liabilities                              (346,888)         (413,716)
-------------------------------------------------------------------------------------------------
Net deferred tax liability                                          $  (269,988)         (332,151)
=================================================================================================

      The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

Year ended December 31,                                                1999       1998         1997
----------------------------------------------------------------------------------------------------
                                                                       (Percentage of pre-tax income)

Statutory federal income tax rate                                      35.0%      35.0         35.0
State income taxes, net of federal income tax benefit                   2.5        3.9          2.3
Basis difference of assets sold                                         3.9         .2            -
Amortization of nondeductible excess cost of net assets acquired        2.7        3.3          1.1
Amortization of investment tax credits                                  (.4)       (.6)         (.4)
Amortization of regulatory liability                                    (.4)       (.6)         (.5)
Other, net                                                               .8        (.2)         (.2)
----------------------------------------------------------------------------------------------------
Effective income tax rate                                              44.1%      41.0         37.3
====================================================================================================

      Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997 was as follows:

Year ended December 31,                         1999         1998         1997
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Federal
       Current                             $  184,872      117,490      122,861
       Deferred                               (11,600)      18,048       14,768
State
       Current                                 21,770       25,015       13,272
       Deferred                                (5,539)      (1,852)       1,462
--------------------------------------------------------------------------------
                                           $  189,503      158,701      152,363
================================================================================

      Income tax expense was allocated as follows:


Year ended December 31,                                                    1999      1998       1997
-----------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Net tax expense in the consolidated statements of income               $ 189,503   158,701    152,363
Stockholders' equity, primarily for compensation expense
  for tax purposes in excess of amounts recognized for
  financial reporting purposes and the tax effect of unrealized
  holding gain on investments                                             13,935    (9,097)     3,850
-----------------------------------------------------------------------------------------------------
                                                                       $ 203,438   149,604    156,213
=====================================================================================================


(14)     SALE OR EXCHANGE OF ASSETS

      In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after-tax; $.04 per diluted share) due to the sale of its remaining common shares of MCIWorldCom, Inc. ("WorldCom").

      In May 1999, the Company sold substantially all of its Alaska-based operations that were acquired in the PTI acquisition. The Company received approximately $300 million in after-tax cash as a result of the transaction. In accordance with purchase accounting, no gain or loss was recorded upon the disposition of these properties.

      In June 1999, the Company sold the assets of its cellular operations in Brownsville and McAllen, Texas for approximately $96 million cash. In connection therewith, the Company recorded a pre-tax gain of approximately $39.6 million, and an after-tax loss of approximately $7.8 million ($.05 per diluted share.)

      In the fourth quarter of 1999 the Company recorded a pre-tax gain aggregating $11.6 million ($7.6 million after-tax; $.05 per diluted share) due to the sale of its Telephone and Data Systems, Inc. common stock.

      In connection with the first quarter 1998 acquisition of Brooks Fiber Properties, Inc. ("Brooks") by WorldCom, the Company's 551,000 shares of Brooks' common stock were converted into approximately 1.0 million shares of WorldCom common stock. The Company recorded such conversion at fair value which resulted in a pre-tax gain of approximately $22.8 million ($14.8 million after-tax; $.11 per diluted share). In the second quarter of 1998, the Company sold 750,000 shares of WorldCom common stock for $35.6 million cash and recorded a pre-tax gain of $8.7 million ($5.7 million after tax; $.04 per diluted share).

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

(15)     RETIREMENT AND SAVINGS PLANS

      CenturyTel sponsors a defined benefit pension plan for substantially all employees. In addition, the bargaining unit employees of a subsidiary are provided benefits under a separate defined benefit pension plan. CenturyTel also sponsors an Outside Directors' Retire-ment Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits.

      The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets for the retirement and savings plans.

December 31,                                                       1999           1998           1997
-------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Change in benefit obligation
      Benefit obligation at beginning of year                $   217,747        200,554         20,473
      Service cost                                                 5,226          5,361            793
      Interest cost                                               13,817         13,225          2,508
      Plan amendments                                                  -            227              -
      Acquisition                                                      -              -        175,165
      Actuarial (gain) loss                                      (19,844)         8,683          2,548
      Benefits paid                                              (11,491)       (10,303)          (933)
------------------------------------------------------------------------------------------------------
      Benefit obligation at end of year                      $   205,455        217,747        200,554
======================================================================================================

Change in plan assets (primarily listed stocks and bonds)
      Fair value of plan assets at beginning of year         $   278,678        237,618         22,158
      Return on plan assets                                       52,183         50,720          4,237
      Employer contributions                                         531            643            807
      Acquisition                                                      -              -        211,349
      Benefits paid                                              (11,491)       (10,303)          (933)
------------------------------------------------------------------------------------------------------
      Fair value of plan assets at end of year               $   319,901        278,678        237,618
======================================================================================================

      Net periodic pension cost for 1999, 1998 and 1997 included the following components:


December 31,                                 1999          1998           997
------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Service cost                             $   5,226         5,361           793
Interest cost                               13,817        13,225         2,508
Expected return on plan assets             (26,824)      (22,925)       (5,715)
Recognized net gains                        (3,176)       (2,688)            -
Net amortization and deferral                 (235)         (300)        2,459
------------------------------------------------------------------------------
Net periodic pension (benefit) cost      $ (11,192)       (7,327)           45
==============================================================================

      The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 1999, 1998 and 1997.


December 31,                                1999           1998           1997
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Benefit obligation                     $ (205,455)      (217,747)      (200,554)
Fair value of plan assets                 319,901        278,678        237,618
Unrecognized transition asset              (1,892)        (2,136)        (1,550)
Unamortized prior service cost              1,031          1,053              -
Unrecognized net actuarial gain          (100,052)       (57,981)       (37,731)
-------------------------------------------------------------------------------
Prepaid (accrued) benefit cost         $   13,533          1,867         (2,217)
===============================================================================

      Assumptions used in accounting for the pension plans as of December 1999 and 1998 were:

                                                      1999            1998
---------------------------------------------------------------------------
Discount rates                                         7.25%       6.5-6.75
Expected long-term rate of return on assets        8.0-10.0%       8.0-10.0
---------------------------------------------------------------------------

      CenturyTel sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.

      The Company contributed $5.2 million, $3.7 million and $2.8 million to the ESBP during 1999, 1998 and 1997, respectively. At December 31, 1999, the ESBP owned 5.2 million shares of CenturyTel common stock.

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

      The ESOP had outstanding debt of $190,000 at December 31, 1999 which was applicable to shares purchased prior to 1993. Interest incurred by the ESOP on such debt was $49,000, $148,000 and $274,000 in 1999, 1998, and 1997,
respectively. The Company contributed and expensed $405,000, $1.5 million and $1.8 million during 1999, 1998 and 1997, respectively, with respect to such shares. Dividends on unallocated ESOP shares used for debt service by the ESOP were $24,000 in 1999, $69,000 in 1998 and $126,000 in 1997. The number of ESOP shares as of December 31, 1999 and 1998 which were purchased prior to 1993 were as follows:


December 31,                                             1999             1998
------------------------------------------------------------------------------
                                                            (In thousands)

Allocated shares                                        2,921            3,153
Unreleased shares                                          26               77
------------------------------------------------------------------------------
                                                        2,947            3,230
==============================================================================

      The Company accounts for shares purchased subsequent to December 31, 1992 in accordance with Statement of Position 93-6 ("SOP 93-6"). Accordingly, as shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares are recorded as a reduction of retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt. ESOP compensation expense applicable to shares purchased subsequent to 1992 was $4.0 million for 1999, $2.9 million for 1998 and $1.5 million for 1997. The fair value of unreleased ESOP shares accounted for under SOP 93-6 was $20.0 million, $23.2 million and $13.5 million at December 31, 1999, 1998 and 1997, respectively. ESOP shares purchased subsequent to 1992 totaled 937,913, of which 515,851 were allocated and 422,062 were unreleased as of December 31, 1999.

      CenturyTel  also  sponsors a qualified  profit  sharing  plan  pursuant to
Section 401(k) of the Internal Revenue Code (the "401(k) Plan") which is available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plan were $6.1 million in 1999, $8.5 million in 1998 and $2.8 million in 1997.

(16)     SUPPLEMENTAL CASH FLOW DISCLOSURES

      The Company paid interest of $150.3 million, $151.4 million and $48.8 million during 1999, 1998 and 1997, respectively. Income taxes paid were $270.9 million in 1999, $185.9 million in 1998 and $79.3 million in 1997.

      CenturyTel has consummated the acquisitions of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 1999. In connection with these acquisitions, the following assets were acquired, liabilities assumed, and common and preferred stock issued:


Year ended December 31,                              1999          1998          1997
---------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Property, plant and equipment                    $     830        75,043      1,106,558
Excess cost of net assets acquired                  20,194       145,880      1,204,284
Other investments                                        -         5,028        119,356
Notes payable                                            -             -       (199,824)
Long-term debt                                           -             -       (527,937)
Deferred credits and other liabilities                   -             -       (246,196)
Other assets and liabilities, excluding cash
  and cash equivalents                                 (52)         (382)        90,889
Common stock issued                                      -             -         (3,316)
---------------------------------------------------------------------------------------
Decrease in cash due to acquisitions             $  20,972       225,569      1,543,814
---------------------------------------------------------------------------------------

      During 1999 the Company sold substantially all of its Alaska-based operations; the remaining shares of its WorldCom stock; the assets of its cellular operations in Brownsville and McAllen, Texas; and its Telephone and Data Systems, Inc. stock. See Note 14 for additional information.

      During 1998 the Company sold various properties acquired in the PTI acquisition; a portion of its WorldCom stock; and certain cellular operations. See Note 14 for additional information.

      In May 1997 the Company sold its majority-owned competitive access subsidiary in exchange for approximately 4.3 million shares of publicly-traded common stock. In November 1997 approximately 85% of such stock was sold. In addition, the Company has consummated the disposition of various cellular operations, along with certain other assets, during the three years ended December 31, 1999.

      In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:


Year ended December 31,                                  1999          1998          1997
-------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Property, plant and equipment                       $ (165,286)            -        (38,481)
Excess cost of net assets acquired                    (296,605)            -           (597)
Marketable equity securities                           (18,363)      (21,923)        13,795
Other assets and liabilities, excluding cash and
  cash equivalents                                      58,595       (60,525)        (7,782)
Gain on sale of assets                                 (62,808)      (49,859)      (169,640)
-------------------------------------------------------------------------------------------
Increase in cash due to dispositions                $ (484,467)     (132,307)      (202,705)
===========================================================================================

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 1999 and 1998.

                                                         Carrying         Fair
                                                          amount          value
-----------------------------------------------------------------------------------
                                                         (Dollars in thousands)
December 31, 1999

Financial assets
    Investments
       Marketable equity securities                   $   102,633       102,633 (1)
       Other                                          $    23,773        23,773 (3)

Financial liabilities
    Long-term debt (including current maturities)     $ 2,140,409     2,092,744 (2)
    Other                                             $    33,656        33,656 (3)
-----------------------------------------------------------------------------------

December 31, 1998

Financial assets
    Investments
       Marketable equity securities                   $    29,496        29,496 (1)
       Other                                          $    29,813        29,813 (3)

Financial liabilities
    Long-term debt (including current maturities)     $ 2,611,010     2,708,680 (2)
    Other                                             $    32,721        32,721 (3)
===================================================================================

(1)   Fair value was based on quoted market prices.
(2) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.
(3)   Fair value was estimated by the Company to approximate carrying value.


Cash and cash equivalents, accounts receivable, notes payable, accounts payable and accrued expenses - The carrying amount approximates the fair value due to the short maturity of these instruments.

(18)     BUSINESS SEGMENTS

      The Company has two reportable segments: telephone and wireless. The Company's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

      The Company's telephone operations are conducted in rural, suburban and small urban communities in 20 states. Approximately 84% of the Company's telephone access lines are in Wisconsin, Washington, Michigan, Louisiana, Colorado, Ohio, Oregon and Montana. The Company's wireless customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas, Arkansas and Alaska.

                                                                      Depreciation
                                                     Operating            and            Operating
                                                     revenues         amortization         income
---------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Year ended December 31, 1999

Telephone                                         $   1,142,593           275,476           352,357
Wireless                                                422,269            68,593           133,930
Other operations                                        111,807             4,747            21,782
---------------------------------------------------------------------------------------------------
Total                                             $   1,676,669           348,816           508,069
===================================================================================================


Year ended December 31, 1998

Telephone                                         $   1,091,610           262,893           333,708
Wireless                                                407,827            62,345           129,124
Other operations                                         77,648             3,316            16,979
---------------------------------------------------------------------------------------------------
Total                                             $   1,577,085           328,554           479,811
===================================================================================================

Year ended December 31, 1997

Telephone                                         $     530,597           115,722           173,285
Wireless                                                307,742            41,146            87,772
Other operations                                         63,182             2,627             6,713
---------------------------------------------------------------------------------------------------
Total                                             $     901,521           159,495           267,770
===================================================================================================


Year ended December 31,                                   1999             1998               1997
--------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Operating income                                  $     508,069           479,811           267,770
Gain on sale or exchange of assets, net                  62,808            49,859           169,640
Interest expense                                       (150,557)         (167,552)          (56,474)
Income from unconsolidated cellular entities             27,675            32,869            27,794
Minority interest                                       (27,913)          (12,797)           (5,498)
Other income and expense                                  9,190             5,268             5,109
---------------------------------------------------------------------------------------------------
Income before income tax expense                  $     429,272           387,458           408,341
===================================================================================================


Year ended December 31,                                   1999             1998               1997
--------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Capital expenditures
     Telephone                                    $     233,512           233,190           115,854
     Wireless                                            58,760            57,326            39,107
     Other operations                                    97,708            20,403            26,264
---------------------------------------------------------------------------------------------------
Total                                             $     389,980           310,919           181,225
===================================================================================================

Identifiable assets
     Telephone                                    $   3,248,680         3,674,148         3,379,376
     Wireless                                         1,184,129         1,114,955           996,089
     Other operations                                   272,598           146,352           333,936
---------------------------------------------------------------------------------------------------
Total assets                                      $   4,705,407         4,935,455         4,709,401
===================================================================================================

      Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)     COMMITMENTS AND CONTINGENCIES

      Construction expenditures and investments in vehicles, buildings and other work equipment during 2000 are estimated to be $250 million for telephone operations, $100 million for wireless operations and $65 million for other operations.

      The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(20)     PENDING ACQUISITIONS

      In June 1999, the Company signed a definitive asset purchase agreement with affiliates of GTE Corporation ("GTE") to purchase GTE's telephone access lines (which numbered approximately 225,000 at December 31, 1999) and related local exchange assets in Arkansas for approximately $845.8 million, subject to certain adjustments.

      In July 1999, the Company acquired a 61.5% (56.9% fully-diluted) interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 121,000 at December 31, 1999) and related local exchange assets in Missouri for approximately $290 million, subject to certain adjustments. The Company has agreed to make a preferred equity investment in the newly organized company of approximately $55 million and to finance substantially all of the remainder of the purchase price.

      In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with a GTE affiliate to purchase telephone access lines (which numbered approximately 61,700 as of December 31, 1999) and related local exchange assets in Wisconsin for approximately $170 million cash, subject to certain adjustments. The Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and currently expects to finance substantially all of the remainder of the purchase price. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 68,200 as of December 31, 1999) and related local exchange assets in Wisconsin from a GTE affiliate for approximately $195 million cash, subject to certain adjustments.

      All of these transactions are expected to close mid-year 2000, pending regulatory approvals and certain other closing conditions.

(21)     SUBSEQUENT EVENT

     In February 2000, the Company entered into an interest rate hedge contract designed to reduce its interest rate risk with respect to $100 million of the long-term debt that it expects to incur in connection with financing its pending GTE acquisitions.


                                CENTURYTEL, INC.
                    Consolidated Quarterly Income Information
                                  (Unaudited)

                                     First            Second            Third           Fourth
                                    quarter           quarter          quarter          quarter
-----------------------------------------------------------------------------------------------
                                         (Dollars in thousands, except per share amounts)
1999                                                        (unaudited)
-----------------------------------------------------------------------------------------------

Operating revenues             $   414,256           416,750          419,205          426,458
Operating income               $   130,623           130,625          130,059          116,762
Net income                     $    61,105            53,462           64,529           60,673
Basic earnings per share       $       .44               .38              .46              .43
Diluted earnings per share     $       .43               .38              .46              .43


1998
----------------------------------------------------------------------------------------------
Operating revenues             $   371,720           388,378          401,949          415,038
Operating income               $   110,132           121,488          128,184          120,007
Net income                     $    57,694            64,191           54,678           52,194
Basic earnings per share       $       .42               .47              .40              .38
Diluted earnings per share     $       .41               .46              .39              .37
-----------------------------------------------------------------------------------------------

      Diluted earnings per share for the first, second, third and fourth quarter of 1999 included $.04, ($.05), $.01 and $.05 per share, respectively, of net gain (loss) on sale or exchange of assets. See Note 14 for additional information.

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

Name                     Age      Office(s) held with CenturyTel
----                     ---      ------------------------------

Clarke M. Williams        78      Chairman of the Board of Directors

Glen F. Post, III         47      Vice Chairman of the Board of Directors,
                                  President and Chief Executive Officer

R. Stewart Ewing, Jr.     48      Executive Vice President and
                                  Chief Financial Officer

Harvey P. Perry           55      Executive Vice President and
                                  Chief Administrative Officer

David D. Cole             42      Senior Vice President - Operational Support

Michael Maslowski         52      Senior Vice President and
                                  Chief Information Officer

      Each of the Registrant's executive officers, except for Mr. Maslowski, has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years. Mr. Cole has served as Senior Vice President - Operational Support since November 1998, as President - Wireless Group from October 1996 to October 1998 and as Vice President from 1990 to 1996. Mr. Maslowski has served as Senior Vice President and Chief Information Officer since March 1999.

      The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2000 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

          a.      Financial Statements

                  (i)  Consolidated Financial Statements:

                           Independent Auditors' Report on Consolidated
                              Financial Statements and Financial Statement
                              Schedules

                           Consolidated Statements of Income for the years ended
                              December 31, 1999, 1998 and 1997

                           Consolidated Statements of Comprehensive Income for
                              the years ended December 31, 1999, 1998 and 1997

                           Consolidated Balance Sheets - December 31, 1999
                              and 1998

                           Consolidated Statements of Cash Flows for the years
                              ended December 31, 1999, 1998 and 1997

                           Consolidated Statements of Stockholders' Equity for
                              the years ended December 31, 1999, 1998 and 1997

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

          b.      Reports on Form 8-K.

                  (i)  The following items were reported in a Form 8-K filed
                         November 2, 1999.

                       Item 5. News release announcing third quarter result of
                                operations.

          c.      Exhibits:
                 3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of May 6, 1999, (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

                 3(ii) Registrant's Bylaws, as amended through November 18, 1999, included elsewhere herein.

                 4.1 Note Purchase Agreement, dated September 1, 1989, between Registrant, Teachers Insurance and Annuity Association of America and the Lincoln National Life Insurance Company (incorporated by reference to Exhibit 4.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

                 4.2 Rights Agreement, dated as of August 27, 1996, between Registrant and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30, 1996) and amendment No.1 thereto, dated May 25, 1999 (incorporated by reference to Exhibit 4.2(ii) to Registrant's Report on Form 8-K dated May 25, 1999).

                 4.3 Form of common stock certificate of the Regis-trant (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

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

                               (a) Registrant's Employee Stock Ownership Plan and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorp-orated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated March 18, 1997 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit
                                     10.3 to Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended June 30,
                                     1997), and amendment thereto dated December
                                     29, 1998 (incorporated by reference to
                                     Exhibit 10.1 (a) to Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1998).

                               (b) Registrant's Stock Bonus Plan, PAYSOP and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit
                                     10.2 to Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended March 31,
                                     1995), amendment thereto dated July 11,
                                     1995 (incorporated by reference to Exhibit
                                     10.4 to Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended June 30,
                                     1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995) and amendment thereto dated July 15, 1996 (incorporated by reference to Exhibit
                                     10.1 to Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended June 30,
                                     1996), and amendment thereto dated December
                                     31, 1996 (incorporated by  reference to
                                     Exhibit 10.4 to Registrant's Quarterly
                                     Report on Form 10-Q for the quarter ended
                                     March 31, 1997), and amendments thereto
                                     dated January 1, 1997 (incorporated by
                                     reference to Exhibit 10.2 to Registrant's
                                     Quarterly Report on Form 10-Q for the
                                     quarter ended June 30, 1997), and amendment thereto dated December 29, 1998 (incorpor-ated by reference to Exhibit 10.1 (b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                               (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, effective January 1, 1998 and amendment thereto dated December 29, 1998 (incorporated by reference to Exhibit 10.1 (c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

                               (o) Registrant's Restated Supplemental Defined Contribution Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(q) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995),  amendment  thereto  dated  July 15,
                                     1996  (incorporated by reference to Exhibit
                                     10.4 to  Registrant's  Quarterly  Report on
                                     Form 10-Q for the  quarter  ended  June 30,
                                     1996) and amendment  thereto dated November
                                     21, 1996 (incorporated by reference to Exhibit 10.1 (p) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                               (p) Registrant's Amended and Restated Supple-mental Dollars & Sense Plan, effective as of January 1, 1999 (incorporated by ref-erence to Exhibit 10.1(q) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                               (q) Registrant's Amended and Restated Salary Continuation (Disability)Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                               (r) Registrant's Restated Outside Directors' Retirement Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995).

                               (s) Registrant's Restated Deferred Compensation Plan for Outside Directors, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                               (t) Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of February 21, 2000, entered into by Registrant and its officers, included elsewhere herein.

                               (u) Registrant's Chairman/Chief Executive Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                               (v) Form of Amended and Restated Restricted Stock and Performance Share Agreement dated as of March 16, 1998, relating to equity incentive awards granted in 1997 pursuant to Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit
                                     10.2 to Registrant's Quarterly Report on
                                     Form  10-Q for the quarter ended March 31,
                                     1998).

                               (w) Form of Restricted Stock and Performance Share Agreement dated as of March 16, 1998, relating to equity incentive awards granted in 1998 pursuant to Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                               (x) Form of Restricted Stock and Performance Share Agreement, dated as of February 22, 1999, relating to equity incentive awards granted in 1999 pursuant to the Registrant's 1995 Incentive Compensation Plan, included elsewhere herein.

                               (y) Registrant's Supplemental Defined Benefit Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1
                                     (y) to  Registrant's  Annual Report on Form
                                     10-K for the year ended December 31, 1998).

                               (z) Registrant's Amended and Restated Retirement Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit
                                     10.1 (z) to  Registrant's  Annual Report on
                                     Form 10-K for the year ended  December  31,
                                     1998).

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

                               (e) Consulting Agreement, dated as of July 2, 1996, by and between Registrant and Jim D. Reppond (incorporated by reference to
                                     Exhibit 10 to Registrant's Quarterly Report
                                     on  Form   10-Q  for  the   quarter   ended
                                     September 30, 1996).

                  10.3         Other Agreements

                               (a) Asset Purchase Agreement between Registrant and affiliates of GTE, dated June 29, 1999 (incorporated by reference to Exhibit 99 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

                                               CenturyTel, Inc.,


Date:   March 15, 2000                        By: /s/ Clarke M. Williams
                                                   ----------------------
                                                   Clarke M. Williams
                                                   Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Clarke M. Williams
----------------------------     Chairman of the Board
Clarke M. Williams                 of Directors                  March 15, 2000


                                 Vice Chairman of the
/s/ Glen F. Post, III              Board of Directors,
----------------------------       President, and Chief
Glen F. Post, III                  Executive Officer             March 15, 2000



/s/ R. Stewart Ewing, Jr.       Executive Vice President and
----------------------------      Chief Financial Officer
R. Stewart Ewing, Jr              (Principal Accounting Officer) March 15, 2000



/s/ Harvey P. Perry             Executive Vice President,
----------------------------      Chief Administrative Officer
Harvey P. Perry                   and Director                   March 15, 2000



/s/ W. Bruce Hanks
----------------------------    Vice President Strategic Issues
W. Bruce Hanks                    and Director                   March 15, 2000



/s/ William R. Boles, Jr.
----------------------------
William R. Boles, Jr.           Director                         March 15, 2000



/s/ Virginia Boulet
----------------------------
Virginia Boulet                 Director                         March 15, 2000




----------------------------
Ernest Butler, Jr.              Director                         March 15, 2000



/s/ Calvin Czeschin
----------------------------
Calvin Czeschin                 Director                         March 15, 2000



/s/ James B. Gardner
----------------------------
James B. Gardner                Director                         March 15, 2000



/s/ R. L. Hargrove, Jr.
----------------------------
R. L. Hargrove, Jr.             Director                         March 15, 2000



/s/ Johnny Hebert
----------------------------
Johnny Hebert                   Director                         March 15, 2000



/s/ F. Earl Hogan
----------------------------
F. Earl Hogan                   Director                         March 15, 2000



/s/ C. G. Melville, Jr.
----------------------------
C. G. Melville, Jr.             Director                         March 15, 2000



/s/ Jim D. Reppond
----------------------------
Jim D. Reppond                  Director                         March 15, 2000






           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CENTURYTEL, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME


                                                    Year ended December 31,
-------------------------------------------------------------------------------
                                                1999         1998         1997
-------------------------------------------------------------------------------
                                                    (Dollars in thousands)


REVENUES                                    $  15,542       16,055        9,666
-------------------------------------------------------------------------------

EXPENSES
         Operating expenses                    12,754       15,788        9,088
         Depreciation and amortization          7,153       31,842        9,401
-------------------------------------------------------------------------------
              Total expenses                   19,907       47,630       18,489
-------------------------------------------------------------------------------

OPERATING LOSS                                 (4,365)     (31,575)      (8,823)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
         Gain on sales of assets                1,931       28,085      172,537
         Interest expense                    (117,760)    (131,309)     (49,738)
         Interest income                       48,078       40,005       28,697
-------------------------------------------------------------------------------
              Total other income (expense)    (67,751)     (63,219)     151,496
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES AND
    EQUITY IN SUBSIDIARIES' EARNINGS          (72,116)     (94,794)     142,673

Income tax benefit (expense)                   33,179       21,857      (55,591)
-------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EQUITY IN
    SUBSIDIARIES' EARNINGS                    (38,937)     (72,937)      87,082

Equity in subsidiaries' earnings              278,706      301,694      168,896
-------------------------------------------------------------------------------

NET INCOME                                  $ 239,769      228,757      255,978
===============================================================================

See accompanying notes to condensed financial information of registrant.




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (continued)
                                CENTURYTEL, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                                    December 31,
-------------------------------------------------------------------------------------
                                                               1999             1998
-------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                          $     12,400            6,540
     Receivables from subsidiaries                           337,600          142,912
     Other receivables                                           513           23,906
     Prepayments and other                                       225              259
-------------------------------------------------------------------------------------
          Total current assets                               350,738          173,617
-------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
     Property and equipment                                    1,004            1,162
     Accumulated depreciation                                   (683)            (676)
-------------------------------------------------------------------------------------
          Net property, plant and equipment                      321              486
-------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
     Investments in subsidiaries (at equity)               3,422,022        3,170,861
     Receivables from subsidiaries                           343,169          514,366
     Other investments                                        43,028           42,418
     Deferred charges                                         54,776           58,073
-------------------------------------------------------------------------------------
          Total investments and other assets               3,862,995        3,785,718
-------------------------------------------------------------------------------------
TOTAL ASSETS                                            $  4,214,054        3,959,821
=====================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt               $     37,427           30,046
     Payables to subsidiaries                                837,645          365,517
     Accrued interest                                         26,956           27,711
     Other accrued liabilities                                10,035           23,475
-------------------------------------------------------------------------------------
          Total current liabilities                          912,063          446,749
-------------------------------------------------------------------------------------
LONG-TERM DEBT                                             1,428,326        1,852,253
-------------------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                                       4,348           32,406
-------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                        21,325           96,931
-------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value, authorized
       350,000,000 shares, issued and outstanding
       139,945,920 and 138,082,926 shares                    139,946          138,083
     Paid-in capital                                         493,432          451,535
     Unrealized holding gain on investments,
       net of taxes                                           64,362            7,217
     Retained earnings                                     1,146,967          932,611
     Unearned ESOP shares                                     (4,690)          (6,070)
     Preferred stock - non-redeemable                          7,975            8,106
-------------------------------------------------------------------------------------
          Total stockholders' equity                       1,847,992        1,531,482
-------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                            $  4,214,054        3,959,821
=====================================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                                CENTURYTEL, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                                            Year ended December 31,
--------------------------------------------------------------------------------------------------------
                                                                       1999          1998          1997
--------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
OPERATING ACTIVITIES
    Net income                                                   $   239,769       228,757       255,978
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                 7,153        31,842         9,401
         Deferred income taxes                                       (10,357)       12,902         8,068
         Earnings of subsidiaries                                   (278,706)     (301,694)     (168,896)
         Gain on sale of assets                                       (1,931)      (28,085)     (172,537)
         Changes in current assets and current liabilities:
            Other receivables                                         23,393       (23,114)       11,615
            Other accrued liabilities                                (83,749)      (40,535)       35,754
            Other current assets and liabilities, net                   (435)       37,754         8,412
         Other, net                                                    6,060         9,724           958
--------------------------------------------------------------------------------------------------------
            Net cash used in operating activities                    (98,803)      (72,449)      (11,247)
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Acquisitions                                                           -      (225,569)   (1,283,291)
    Capital contributions to subsidiaries                                  -             -       (16,634)
    Dividends received from subsidiaries                             162,149       116,906       117,499
    Receivables from subsidiaries                                    (22,607)      303,221      (235,772)
    Payables to subsidiaries                                         380,505       (90,319)        9,738
    Proceeds from sales of assets                                      3,444        40,778       202,705
    Note receivable                                                        -             -        22,500
    Other, net                                                         2,569       (28,046)      (14,959)
--------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) investing activities      526,060       116,971    (1,198,214)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                               -       950,000     1,297,435
    Payments of long-term debt                                      (415,166)     (960,274)      (52,214)
    Payment of hedge contracts                                             -       (40,237)            -
    Proceeds from issuance of common stock                            19,182        15,033        14,156
    Payment of debt issuance costs                                         -        (6,625)            -
    Cash dividends paid                                              (25,413)      (24,179)      (22,671)
--------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities     (421,397)      (66,282)    1,236,706
--------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   5,860       (21,760)       27,245

Cash and cash equivalents at beginning of year                         6,540        28,300         1,055
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $    12,400         6,540        28,300
========================================================================================================

See accompanying notes to condensed financial information of registrant.




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (continued)
                                CENTURYTEL, INC.
                                (Parent Company)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)    LONG-TERM DEBT

       The approximate annual debt maturities for the five years subsequent to December 31, 1999 are as follows:

                          2000    -  $   37.4 million
                          2001    -  $   56.6 million
                          2002    -  $  302.3 million
                          2003    -  $    3.8 million
                          2004    -  $   50.5 million

(B)    GUARANTEES

       As of December 31, 1999, CenturyTel has guaranteed debt of subsidiaries totaling $325.8 million.

(C)    DIVIDENDS FROM SUBSIDIARIES

       Dividends paid to CenturyTel by consolidated subsidiaries were $162.1 million, $116.9 million and $117.5 million during 1999, 1998 and 1997, respectively.

(D)    INCOME TAXES AND INTEREST PAID

       Income taxes paid by CenturyTel (including amounts reimbursed from subsidiaries) were $217.0 million, $162.0 million and $71.8 million during 1999, 1998, and 1997 respectively.

       Interest paid by CenturyTel was $118.5 million, $114.7 million and $42.4 million during 1999, 1998 and 1997, respectively.

(E)    AFFILIATED TRANSACTIONS

       CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. CenturyTel recorded intercompany interest income of $47.8 million, $39.7 million and $26.6 million in 1999, 1998 and 1997, respectively.


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 1999, 1998 and 1997


                                                  Additions
                                      Balance at  charged to  Deductions                Balance
                                      beginning   costs and      from        Other      at end
Description                           of period   expenses    allowance(1)  changes(2)  of period
--------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Year ended December 31, 1999
   Allowance for doubtful accounts    $  4,155      7,680       (7,494)      (191)       4,150

Year ended December 31, 1998
   Allowance for doubtful accounts    $  5,954     13,951      (15,775)        25        4,155

Year ended December 31, 1997
   Allowance for doubtful accounts    $  3,327     11,838       (9,975)       764        5,954


(1) Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.
