Form 10-Q
period 2000-03-31
CENTURYTEL INC
filed 2000-05-12
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

                            [X] Yes           [  ] No

       As of April 30, 2000, there were 140,235,231 shares of common stock outstanding.



                                CENTURYTEL, INC.


                                TABLE OF CONTENTS



                                                                  Page No.
                                                                  -------


Part I.        Financial Information:

   Item 1.  Financial Statements

       Consolidated Statements of Income--Three Months
            Ended March 31, 2000 and 1999                              3

       Consolidated Statements of Comprehensive Income--
            Three Months Ended March 31, 2000 and 1999                 4

       Consolidated Balance Sheets--March 31, 2000 and
            December 31, 1999                                          5

       Consolidated Statements of Stockholders' Equity--
            Three Months Ended March 31, 2000 and 1999                 6

       Consolidated Statements of Cash Flows--
            Three Months Ended March 31, 2000 and 1999                 7

       Notes to Consolidated Financial Statements                   8-10

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  11-18

   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                       19

Part II.       Other Information:

   Item 6.  Exhibits and Reports on Form 8-K                          20

Signature                                                             21




                          PART I. FINANCIAL INFORMATION
                                CENTURYTEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                          2000            1999
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)

OPERATING REVENUES
    Telephone                                         $  276,926        288,273
    Wireless                                             100,404         98,562
    Other                                                 35,626         27,421
-------------------------------------------------------------------------------
       Total operating revenues                          412,956        414,256
-------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses                 216,723        193,652
    Depreciation and amortization                         84,811         89,981
-------------------------------------------------------------------------------
       Total operating expenses                          301,534        283,633
-------------------------------------------------------------------------------

OPERATING INCOME                                         111,422        130,623
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                     (36,042)       (42,241)
    Income (loss) from unconsolidated cellular
     entities                                             (1,459)         6,845
    Minority interest                                     (2,292)        (3,310)
    Gain on sale of assets                                 9,910         10,358
    Other income and expense                               4,229          2,180
-------------------------------------------------------------------------------
       Total other income (expense)                      (25,654)       (26,168)
-------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                          85,768        104,455

    Income tax expense                                    36,484         43,350
-------------------------------------------------------------------------------

NET INCOME                                            $   49,284         61,105
===============================================================================

BASIC EARNINGS PER SHARE                              $      .35            .44
===============================================================================

DILUTED EARNINGS PER SHARE                            $      .35            .43
===============================================================================

DIVIDENDS PER COMMON SHARE                            $    .0475           .045
===============================================================================

AVERAGE BASIC SHARES OUTSTANDING                         139,737        138,086
===============================================================================

AVERAGE DILUTED SHARES OUTSTANDING                       141,728        141,028
===============================================================================

See accompanying notes to consolidated financial statements.




                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three months
                                                                   ended March 31,
-------------------------------------------------------------------------------------
                                                                 2000           1999
-------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

NET INCOME                                                     $  49,284       61,105
-------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding gain (loss) arising during period,
     net of ($3,765) and $1,116 tax                               (6,993)       2,073
   Reclassification adjustment for gain
     included in net income, net of $ - and $3,625 tax                -        (6,733)
-------------------------------------------------------------------------------------
Other comprehensive income, net of ($3,765) and ($2,509) tax      (6,993)      (4,660)
-------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                           $  42,291       56,445
=====================================================================================

See accompanying notes to consolidated financial statements.




                                CENTURYTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31,   December 31,
                                                                           2000          1999
------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                         $    62,629        56,640
    Accounts receivable, less allowance of $4,185 and $4,150              208,962       193,057
    Materials and supplies, at average cost                                26,404        28,769
    Other                                                                   8,907         7,607
-----------------------------------------------------------------------------------------------
       Total current assets                                               306,902       286,073
-----------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                       2,232,390     2,256,458
-----------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Excess cost of net assets acquired, less accumulated
      amortization of $174,656 and $165,327                             1,632,171     1,644,884
    Other                                                                 557,721       517,992
-----------------------------------------------------------------------------------------------
       Total investments and other assets                               2,189,892     2,162,876
-----------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $ 4,729,184     4,705,407
===============================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                              $    62,311        62,098
    Accounts payable                                                      114,884        78,450
    Accrued expenses and other liabilities
       Salaries and benefits                                               36,360        34,570
       Taxes                                                               71,515        40,999
       Interest                                                            23,940        37,232
       Other                                                               22,794        22,172
    Advance billings and customer deposits                                 34,264        33,656
-----------------------------------------------------------------------------------------------
       Total current liabilities                                          366,068       309,177
-----------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                          1,998,430     2,078,311
-----------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                    475,321       469,927
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 140,229,175 and 139,945,920 shares           140,229       139,946
    Paid-in capital                                                       498,533       493,432
    Unrealized holding gain on investments, net of taxes                   57,369        64,362
    Retained earnings                                                   1,189,509     1,146,967
    Unearned ESOP shares                                                   (4,250)       (4,690)
    Preferred stock - non-redeemable                                        7,975         7,975
-----------------------------------------------------------------------------------------------
       Total stockholders' equity                                       1,889,365     1,847,992
-----------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                          $ 4,729,184     4,705,407
===============================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                         Three months
                                                                        ended March 31,
------------------------------------------------------------------------------------------
                                                                       2000          1999
------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                               $   139,946       138,083
    Conversion of convertible securities into common stock               254           254
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                         29           935
------------------------------------------------------------------------------------------
    Balance at end of period                                         140,229       139,272
------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                   493,432       451,535
    Conversion of convertible securities into common stock             3,046         3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                        1,663         9,688
    Amortization of unearned compensation and other                      392           453
------------------------------------------------------------------------------------------
    Balance at end of period                                         498,533       464,722
------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                    64,362         7,217
    Change in unrealized holding gain on
      investments, net of reclassification adjustment                 (6,993)       (4,660)
------------------------------------------------------------------------------------------
    Balance at end of period                                          57,369         2,557
------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                 1,146,967       932,611
    Net income                                                        49,284        61,105
    Cash dividends declared
       Common stock-$.0475 and $.045 per share, respectively          (6,642)       (6,220)
       Preferred stock                                                  (100)         (102)
------------------------------------------------------------------------------------------
    Balance at end of period                                       1,189,509       987,394
------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                    (4,690)       (6,070)
    Release of ESOP shares                                               440           440
------------------------------------------------------------------------------------------
    Balance at end of period                                          (4,250)       (5,630)
------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                             7,975         8,106
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       $ 1,889,365     1,596,421
==========================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months
                                                                             ended March 31,
----------------------------------------------------------------------------------------------
                                                                            2000         1999
----------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

OPERATING ACTIVITIES
    Net income                                                        $    49,284       61,105
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                       84,811       89,981
       Gain on sale of assets                                              (9,910)     (10,358)
       Deferred income taxes                                                3,231        2,516
       (Income) loss from unconsolidated cellular entities                  1,459       (6,845)
       Minority interest                                                    2,292        3,310
       Changes in current assets and current liabilities:
          Accounts receivable                                             (15,928)      (8,316)
          Accounts payable                                                 36,414       (3,068)
          Other accrued taxes                                              30,525       42,394
          Other current assets and other current liabilities, net          (8,143)     (10,697)
    Increase in other noncurrent assets                                   (16,222)      (5,408)
    Increase in other noncurrent liabilities                                4,586          860
    Other, net                                                             (2,310)       4,118
----------------------------------------------------------------------------------------------

       Net cash provided by operating activities                          160,089      159,592
----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Payments for property, plant and equipment                            (58,165)     (63,001)
    Purchase of minority investment in other entities                     (27,980)           -
    Proceeds from sale of assets                                           15,849       20,056
    Purchase of life insurance investment, net                             (1,627)      (1,561)
    Other, net                                                               (827)       5,409
----------------------------------------------------------------------------------------------

       Net cash used in investing activities                              (72,750)     (39,097)
----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                1,079        7,779
    Payments of long-term debt                                            (77,007)    (134,269)
    Proceeds from issuance of common stock                                  1,054       10,434
    Cash dividends                                                         (6,742)      (6,322)
    Other, net                                                                266          226
----------------------------------------------------------------------------------------------

       Net cash used in financing activities                              (81,350)    (122,152)
----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        5,989       (1,657)

Cash and cash equivalents at beginning of period                           56,640        5,742
----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $    62,629        4,085
==============================================================================================

Supplemental cash flow information:
    Income taxes paid                                                 $     5,146        2,947
==============================================================================================

    Interest paid (net of capitalized interest of $741 and $837)      $    48,593       55,474
==============================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to be consistent with the Company's 2000 presentation, including the reclassification of the Company's personal communication services operations from other operations to the wireless segment and the reclassification of the Company's Internet operations from the telephone segment to other operations.

      The unaudited financial information for the three months ended March 31, 2000 and 1999 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                      March 31,        Dec. 31,
                                                        2000             1999
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Telephone, at original cost                       $  3,465,611        3,439,469
Accumulated depreciation                            (1,662,093)      (1,605,553)
-------------------------------------------------------------------------------
                                                     1,803,518        1,833,916
-------------------------------------------------------------------------------

Wireless, at cost                                      468,630          472,725
Accumulated depreciation                              (226,057)        (217,056)
-------------------------------------------------------------------------------
                                                       242,573          255,669
-------------------------------------------------------------------------------

Other, at cost                                         305,367          281,713
Accumulated depreciation                              (119,068)        (114,840)
-------------------------------------------------------------------------------
                                                       186,299          166,873
-------------------------------------------------------------------------------

                                                  $  2,232,390        2,256,458
===============================================================================


(3)   Income (Loss) from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 2000 and 1999) were accounted for by the equity method.

                                                        Three months
                                                       ended March 31,
--------------------------------------------------------------------------
                                                   2000              1999
--------------------------------------------------------------------------
                                                   (Dollars in thousands)

Results of operations
    Revenues                                   $ 357,434           328,540
    Operating income                           $  99,861           108,541
    Net income                                 $  99,149           108,394
--------------------------------------------------------------------------

(4)   Sale of Assets

      In the first quarter of 2000 the Company recorded a pre-tax gain aggregating $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of the assets of its remaining Alaska cellular operations.

      In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after-tax; $.04 per diluted share) due to the sale of its remaining common shares of MCIWorldCom, Inc.

(5)   Pending Acquisitions

      In June 1999, the Company signed a definitive asset purchase agreement with affiliates of GTE Corporation ("GTE") to purchase GTE's telephone access lines (which numbered approximately 225,000 at December 31, 1999) and related local exchange assets in Arkansas for approximately $845.8 million cash, subject to certain adjustments.

      In July 1999, the Company acquired a 61.5% (56.9% fully-diluted) interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with affiliates of GTE to purchase telephone access lines (which numbered approximately 121,000 at December 31, 1999) and related local exchange assets in Missouri for approximately $290 million cash, subject to certain adjustments. The Company has agreed to make a preferred equity investment in the newly organized company of approximately $55 million and it is anticipated that the Company will loan the new entity approximately $220 million.

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

      All of these transactions are expected to close mid-year 2000, pending regulatory approvals, the absence of litigation and certain other closing conditions.

(6)   Business Segments

      The Company has two separately reportable business segments: telephone and wireless. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations and security monitoring operations.

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                             2000        1999
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
     Telephone                                           $  276,926     288,273
     Wireless                                               100,404      98,562
     Other operations                                        35,626      27,421
-------------------------------------------------------------------------------
Total operating revenues                                 $  412,956     414,256
===============================================================================

Operating income
     Telephone                                           $   84,497      94,673
     Wireless                                                19,891      29,653
     Other operations                                         7,034       6,297
-------------------------------------------------------------------------------
Total operating income                                   $  111,422     130,623
===============================================================================

Operating income                                         $  111,422     130,623
Interest expense                                            (36,042)    (42,241)
Income (loss) from unconsolidated cellular entities          (1,459)      6,845
Minority interest                                            (2,292)     (3,310)
Gain on sale of assets                                        9,910      10,358
Other income and expense                                      4,229       2,180
-------------------------------------------------------------------------------
Income before income tax expense                         $   85,768     104,455
===============================================================================

                                                  March 31,     December 31,
                                                    2000            1999
---------------------------------------------------------------------------
                                                   (Dollars in thousands)
Assets
     Telephone                                $  3,223,491       3,246,290
     Wireless                                    1,208,966       1,184,129
     Other operations                              296,727         274,988
---------------------------------------------------------------------------
Total assets                                  $  4,729,184       4,705,407
===========================================================================


                                CENTURYTEL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional diversified communications company that is primarily engaged in providing local telephone services and wireless telephone communications services. At March 31, 2000, the Company's local exchange telephone subsidiaries operated over 1.2 million telephone access lines primarily in rural, suburban and small urban areas in 20 states, and the Company's majority-owned and operated wireless entities had more than 727,000 subscribers. On May 14, 1999, the Company sold substantially all of its Alaska-based operations serving approximately 134,900 telephone access lines and 3,000 cellular subscribers. On June 1, 1999, the Company sold the assets of its Brownsville and McAllen, Texas cellular operations serving approximately 7,500 cellular subscribers. In February 2000, the Company sold the assets of its remaining Alaska cellular operations serving approximately 10,600 cellular subscribers. The operations of these disposed properties are included in the Company's results of operations up to the respective dates of disposition.

      In  addition  to  historical  information,   management's  discussion  and
analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new offerings on a timely and cost-effective basis; the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including obtaining adequate financing on attractive terms, integrating newly-acquired properties into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in
Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.



                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2000 Compared
                      to Three Months Ended March 31, 1999

      Net income (excluding after-tax gain on sale of assets and certain non-recurring charges) for the first quarter of 2000 was $47.9 million compared to $54.4 million during the first quarter of 1999. Diluted earnings per share (excluding after-tax gain on sale of assets and certain non-recurring charges) decreased to $.34 during the three months ended March 31, 2000 from $.39 during the three months ended March 31, 1999, a 12.8% decrease. Substantially all of the non-recurring charges in first quarter 2000 relate to the Company's proportionate share ($5.3 million) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest and is reflected in "Income (loss) from unconsolidated cellular entities."

                                                      Three months
                                                     ended March 31,
-------------------------------------------------------------------------
                                               2000                 1999
-------------------------------------------------------------------------
                                         (Dollars, except per share amounts,
                                              and shares in thousands)
Operating income
      Telephone                         $     84,497               94,673
      Wireless                                19,891               29,653
      Other                                    7,034                6,297
-------------------------------------------------------------------------
                                             111,422              130,623
Interest expense                             (36,042)             (42,241)
Income (loss) from unconsolidated
  cellular entities                           (1,459)               6,845
Minority interest                             (2,292)              (3,310)
Gain on sale of assets                         9,910               10,358
Other income and expense                       4,229                2,180
Income tax expense                           (36,484)             (43,350)
-------------------------------------------------------------------------
Net income                              $     49,284               61,105
=========================================================================

Basic earnings per share                $        .35                  .44
=========================================================================

Diluted earnings per share              $        .35                  .43
=========================================================================

Average basic shares outstanding             139,737              138,086
=========================================================================

Average diluted shares outstanding           141,728              141,028
=========================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended March 31, 2000 and 1999 were as follows:

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                            2000           1999
-------------------------------------------------------------------------------

Operating revenues
      Telephone operations                                  67.1%          69.6
      Wireless operations                                   24.3%          23.8
      Other operations                                       8.6%           6.6

Operating income
      Telephone operations                                  75.8%          72.5
      Wireless operations                                   17.9%          22.7
      Other operations                                       6.3%           4.8
-------------------------------------------------------------------------------


Telephone Operations

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                           2000           1999
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Operating revenues
      Local service                                    $  88,065         90,657
      Network access                                     162,253        167,155
      Other                                               26,608         30,461
-------------------------------------------------------------------------------
                                                         276,926        288,273
-------------------------------------------------------------------------------

Operating expenses
      Plant operations                                    62,776         63,937
      Customer operations                                 22,761         21,357
      Corporate and other                                 39,532         36,879
      Depreciation and amortization                       67,360         71,427
-------------------------------------------------------------------------------
                                                         192,429        193,600
-------------------------------------------------------------------------------

Operating income                                       $  84,497         94,673
===============================================================================


      Telephone operating income decreased $10.2 million (10.7%) due to a decrease in operating revenues of $11.3 million (3.9%) which was partially offset by a decrease in operating expenses of $1.2 million (.6%).

      Of the $11.3 million decrease in operating revenues, $29.0 million was attributable to the sale of the Company's Alaska based operations. The remaining $17.7 million increase in revenues was partially due to a $5.7 million increase in local network service revenues primarily due to an increase in the number of customer access lines in incumbent markets; a $6.2 million net increase due to the partial recovery of increased operating costs through revenue sharing arrangements with other telephone companies, increased minutes of use, increased recovery from state support funds and return on rate base; a $4.2 million increase in amounts received from the federal Universal Service Fund; and a $1.4 million increase due to the increased provision of custom calling features. Annualized internal access line growth during the first quarter of 2000 and 1999 was 2.8% and 5.5%, respectively.

      During the first quarter of 2000, the Company incurred aggregate operating expenses of approximately $6.0 million associated with the pending GTE acquisitions. These expenses consisted of (i) approximately $3.5 million of absorbed variable overhead costs that were intentionally not eliminated subsequent to the disposition of the Alaska properties due to the pending GTE acquisitions and (ii) approximately $2.5 million of expenses associated with readying the Company's systems and staff to integrate the GTE operations into the Company's operations immediately upon closing each transaction. During the second quarter of 2000, the Company expects to incur aggregate operating expenses associated with the pending GTE acquisitions that exceed those incurred during the first quarter of 2000.

      Plant operations expenses decreased $1.2 million (1.8%), of which $8.8 million was attributable to the sale of the Alaska properties. The remaining $7.6 million increase was primarily due to a $2.2 million increase in salaries and benefits; a $2.2 million increase in information technology expenses primarily due to increases in contract labor and a $1.5 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states.

      During the first quarter of 2000 customer operations expenses increased $1.4 million (6.6%) primarily due to a $1.8 million increase in information technology expenses primarily due to increases in contract labor and a $1.3 million increase in salaries and benefits. Such increases were partially offset by a $2.7 million decrease attributable to the sale of the Alaska properties.

      Corporate and other expenses increased $2.7 million (7.2%) primarily due to a $2.0 million increase in expenses associated with the pending GTE acquisitions; a $1.7 million increase associated with the Company's sales, leases, installations, maintenance and repair of customer premise telecommunications equipment and wiring; a $1.3 million increase in salaries and benefits and a $1.0 million increase in expenses related to implementing new accounting information systems. Such increases were partially offset by a $2.1 million decrease due to the sale of the Alaska properties and a $1.7 million decrease in operating taxes.

      Depreciation and amortization decreased $4.1 million, of which $7.1 million was attributable to the sale of the Alaska properties. The remaining $3.0 million increase was primarily due to higher levels of plant in service.


Wireless Operations and Income (Loss) From Unconsolidated Cellular Entities

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                            2000          1999
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating income - wireless operations                   $  19,891      29,653
Minority interest                                           (2,284)     (3,329)
Income (loss) from unconsolidated cellular entities         (1,459)      6,845
-------------------------------------------------------------------------------
                                                         $  16,148      33,169
===============================================================================

      The Company's wireless operations (discussed below) reflect 100% of the results of operations of the wireless entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income
(loss) from unconsolidated cellular entities."

Wireless Operations

                                                               Three months
                                                              ended March 31,
------------------------------------------------------------------------------
                                                             2000         1999
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues
   Service revenues                                     $  96,623       96,061
   Equipment sales                                          3,781        2,501
-------------------------------------------------------------------------------
                                                          100,404       98,562
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                   8,180        4,385
   System operations                                       15,653       13,636
   General, administrative and customer service            18,206       19,329
   Sales and marketing                                     22,125       14,120
   Depreciation and amortization                           16,349       17,439
-------------------------------------------------------------------------------
                                                           80,513       68,909
-------------------------------------------------------------------------------

Operating income                                        $  19,891       29,653
-------------------------------------------------------------------------------

      Wireless operating income decreased $9.8 million (32.9%) to $19.9 million in the first quarter of 2000 from $29.7 million in the first quarter of 1999.
Wireless operating revenues increased $1.8 million (1.9%) while operating expenses increased $11.6 million (16.8%).

      The $562,000 increase in service revenues was primarily due to a $5.3 million increase due to a growth in number of customers and increased minutes of use, both of which were partially offset by reduced rates. Such increase was substantially offset by a $5.1 million decrease due to the sale of the Company's Texas and Alaska cellular properties. The Company's roaming revenues were approximately the same in first quarter 2000 and first quarter 1999 as revenues generated from increased minutes of use were completely offset by a reduction in roaming rates.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                                Three months
                                                               ended March 31,
-------------------------------------------------------------------------------
                                                              2000        1999
-------------------------------------------------------------------------------

Customers at beginning of period                            707,486     624,290
Gross units added internally                                 93,001      58,299
Disconnects                                                  62,327      43,353
Net units added internally                                   30,674      14,946
Net effect of property dispositions                         (10,653)          -
Customers at end of period                                  727,507     639,236
-------------------------------------------------------------------------------

      The average monthly service revenue per customer declined to $45 during the first quarter of 2000 from $51 during the first quarter of 1999 due to price reductions and the continued trend that a higher percentage of new customers tend to be lower usage customers. A majority of the Company's net unit additions for first quarter 2000 were prepaid customers. The average monthly service revenue per prepaid customer has been and is expected to continue to be less than the average monthly service revenue per contract customer. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most or all of which are likely to result in lower average revenue per customer.

      Cost of equipment sold increased $3.8 million (86.5%) substantially due to an increase in units sold.

      System operations expenses increased $2.0 million (14.8%) primarily due to a $2.3 million increase associated with operating a greater number of cell sites and a $438,000 increase in toll costs. Such increases were partially offset by a $1.1 million decrease in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in rates.

      General, administrative and customer service expenses decreased $1.1 million (5.8%) due to a $753,000 decrease in operating taxes and a $798,000 decrease due to the sale of the Texas and Alaska properties. Such decreases were partially offset by a $438,000 increase in the provision for doubtful accounts.

      The Company's average monthly postpaid churn rate (the percentage of contract cellular customers that terminate service) was 2.0% for both the first quarter of 2000 and the first quarter of 1999.

      Sales and marketing expenses increased $8.0 million (56.7%) primarily due to a $4.5 million increase in advertising and sales promotions expenses associated with the introduction of new rate plans during the first quarter of 2000; a $1.8 million increase in costs incurred in selling products and services in retail locations primarily due to the increase in the number of retail locations; and a $1.8 million increase in commissions paid to agents for selling services to new customers.

      Depreciation and amortization decreased $1.1 million (6.3%), primarily due to the sale of the Texas and Alaska properties.

Other Operations

                                                           Three months
                                                          ended March 31,
----------------------------------------------------------------------------
                                                       2000            1999
----------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating revenues
    Long distance                                   $ 24,827          17,030
    Internet                                           5,012           4,688
    Call center                                        2,090           2,444
    Other                                              3,697           3,259
----------------------------------------------------------------------------
                                                      35,626          27,421
----------------------------------------------------------------------------

Operating expenses
    Cost of sales and operating expenses              27,490          20,009
    Depreciation and amortization                      1,102           1,115
----------------------------------------------------------------------------
                                                      28,592          21,124
----------------------------------------------------------------------------

Operating income                                    $  7,034           6,297
============================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations and security monitoring operations. The $7.8 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use. The number of long distance customers as of March 31, 2000 and 1999 was 319,100 and 241,900, respectively. Internet revenues increased $324,000 due primarily to a $1.8 million increase due to growth in the number of customers which was substantially offset by a $1.5 million decrease due to the sale of the Company's Alaska Internet operations.

      Operating expenses increased $7.5 million primarily due to (i) an increase of $6.3 million in expenses of the Company's long distance operations due primarily to the expenses associated with an increase in customers and minutes of use; (ii) a $1.3 million increase in expenses related to the provision of Internet access; and (iii) a $627,000 increase due to the expansion of the Company's security monitoring, competitive local exchange carrier and fiber network businesses.

      The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its security monitoring business and its emerging fiber network and competitive local exchange carrier businesses.

Interest Expense

      Interest expense decreased $6.2 million in the first quarter of 2000 compared to the first quarter of 1999 primarily due to a reduction in outstanding debt.

Income (Loss) from Unconsolidated Cellular Entities

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $8.3 million primarily due to the Company's proportionate share ($5.3 million) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest. The remaining decrease was primarily due to decreased earnings of certain cellular entities in which the Company owns a minority interest.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $1.0 million due to the decreased profitability of the Company's majority-owned and operated cellular entities.

Gain on Sale of Assets

      In the first quarter of 2000, the Company recorded a pre-tax gain of approximately $9.9 million ($5.2 million after-tax; $.04 per diluted share due) due to the sale of the assets of its remaining Alaska cellular operations.

      In the first quarter of 1999, the Company recorded a pre-tax gain of approximately $10.4 million ($6.7 million after-tax; $.04 per diluted share) due to the sale of its remaining common shares of MCIWorldCom, Inc.

Income Tax Expense

      Income tax expense decreased $6.9 million in the first quarter of 2000 compared to the first quarter of 1999 primarily due to a decrease in income before taxes. The effective income tax rate was 42.5% and 41.5% in the three months ended March 31, 2000 and 1999, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions and strategic investments, the Company relies on cash provided by operations to provide substantially all of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $160.1 million during the first three months of 2000 compared to $159.6 million during the first three months of 1999. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $72.8 million and $39.1 million for the three months ended March 31, 2000 and 1999, respectively. Payments for property, plant and equipment were $4.8 million less in the first quarter of 2000 than in the comparable period during 1999. Capital expenditures for the three months ended March 31, 2000 were $29.3 million for telephone, $3.7 million for wireless and $25.2 million for other operations. During the first quarter of 2000, the Company invested $28.0 million in various other communications entities. Proceeds from the sale of assets were $15.8 million and $20.1 million for the three months ended March 31, 2000 and 1999, respectively.

      Net cash used in financing activities was $81.4 million during the first three months of 2000 compared to $122.2 million during the first three months of 1999. Net payments of long-term debt were $50.6 million less during the first quarter of 2000 compared to the first quarter of 1999.

      Revised budgeted capital expenditures for 2000 total $250 million for telephone operations, $100 million for wireless operations and $95 million for other operations.

      As of March 31, 2000, CenturyTel's subsidiaries had available for use $129.5 million of commitments for long-term financing from the Rural Utilities Service and the Company had $282.0 million of undrawn committed bank lines of credit.

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

      The purchase price under each of these GTE agreements is subject to adjustments which are not expected to be material in the aggregate. These transactions are anticipated to close mid-year 2000, subject to regulatory approvals and certain other closing conditions. Although financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions, the Company currently anticipates financing the transactions with short-term bank debt, which would be subsequently repaid with the proceeds from the possible sale of non-strategic assets and the sale of debt or equity securities in one or more private or public offerings. Currently, the Company's senior unsecured debt is rated Baa1 by Moody's and BBB+ by Standard & Poor's. However, as a result of the Company's announcement of its GTE acquisitions, Moody's placed its ratings under review for possible downgrade and Standard & Poor's placed its ratings on CreditWatch with negative implications. There can be no assurance that the Company will maintain its investment grade ratings.

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


                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At March 31, 2000, the fair value of the Company's long-term debt was estimated to be $2.0 billion based on the overall weighted average rate of the Company's long-term debt of 7.0% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 70 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $88.5 million decrease in fair value of the Company's long-term debt.

      In the first quarter of 2000, the Company entered into interest rate hedge contracts designed to reduce its interest rate risk with respect to $500 million of the long-term public debt that it expects to incur in connection with financing its pending GTE acquisitions. It is possible that the Company will enter into additional interest rate hedges for the same purpose over the next several months.

                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.



Item 6:    Exhibits and Reports on Form 8-K
           --------------------------------

      A.   Exhibits
           --------

           10.1  Employment and Severance Agreements and Arrangements.

                 (a) Employment Agreement dated May 24, 1993, as amended and restated through February 22, 2000, by and between Clarke
                      M. Williams and Registrant.

                 (b) Change of Control Agreement, dated February 22, 2000, by and between Glen F. Post, III and Registrant.

                 (c) Form of Change of Control Agreement, dated February 22, 2000, by and between Registrant and David D.Cole, R. Stewart Ewing, Michael E. Maslowski and Harvey P. Perry.

                 (d) Restated Supplemental Executive Retirement Plan, dated April 3, 2000.


           11    Computations of Earnings Per Share.

           27 Financial Data Schedule as of and for the three months ended March 31, 2000.


      B.   Reports on Form 8-K
           -------------------

           (i) The following item was reported in the Form 8-K filed March 7, 2000:

                 Item 5. Other Events - News release announcing fourth quarter 1999 results of operations.

           (ii) The following item was reported in the Form 8-K filed April 28, 2000:

                 Item 5. Other Events - News release announcing first quarter 2000 results of operations.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  CENTURYTEL, INC.

Date: May 12, 2000                                /s/ Neil A. Sweasy
                                                  ------------------
                                                  Neil A. Sweasy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)