Form 10-Q
period 2000-06-30
CENTURYTEL INC
filed 2000-08-11
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                                       or

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

                            [X] Yes           [  ] No

       As of July 31, 2000, there were 140,548,972 shares of common stock outstanding.

                                CenturyTel, Inc.


                                TABLE OF CONTENTS



                                                                        Page No.

Part I.      Financial Information:

   Item 1.    Financial Statements

        Consolidated Statements of Income--Three Months and
           Six Months Ended June 30, 2000 and 1999                           3

        Consolidated Statements of Comprehensive Income --
           Three Months and Six Months Ended June 30, 2000 and 1999          4

        Consolidated Balance Sheets--June 30, 2000 and
           December 31, 1999                                                 5

        Consolidated Statements of Stockholders' Equity--
           Six Months Ended June 30, 2000 and 1999                           6

        Consolidated Statements of Cash Flows--
           Six Months Ended June 30, 2000 and 1999                           7

        Notes to Consolidated Financial Statements                        8-10

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            11-24

   Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                           25

Part II.        Other Information:

   Item 4.    Submission of Matters To a Vote of Security Holders        25-26

   Item 6.    Exhibits and Reports on Form 8-K                              26

Signature                                                                   26

                          PART I. FINANCIAL INFORMATION

                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three months                  Six months
                                                  ended June 30,               ended June 30,
-----------------------------------------------------------------------------------------------
                                               2000           1999           2000          1999
-----------------------------------------------------------------------------------------------
                                                      (Dollars, except per share amounts,
                                                       and shares expressed in thousands)
OPERATING REVENUES
    Telephone                            $  276,088        274,897        553,014       563,170
    Wireless                                111,142        110,032        211,546       208,593
    Other                                    35,926         31,821         71,552        59,243
-----------------------------------------------------------------------------------------------
       Total operating revenues             423,156        416,750        836,112       831,006
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating
      expenses                              212,495        200,113        429,218       393,765
    Depreciation and amortization            85,769         86,012        170,580       175,993
-----------------------------------------------------------------------------------------------
       Total operating expenses             298,264        286,125        599,798       569,758
----------------------------------------------------------------------------------------------

OPERATING INCOME                            124,892        130,625        236,314       261,248
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                        (35,267)       (37,487)       (71,309)      (79,728)
    Income from unconsolidated
      cellular entities                       9,475          9,267          8,016        16,112
    Minority interest                        (2,871)       (18,790)        (5,163)      (22,100)
    Gain on sale of assets                        -         39,601          9,910        49,959
    Other income and expense                  2,384          3,434          6,613         5,614
-----------------------------------------------------------------------------------------------
       Total other income (expense)         (26,279)        (3,975)       (51,933)      (30,143)
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE             98,613        126,650        184,381       231,105

    Income tax expense                       40,768         73,188         77,252       116,538
-----------------------------------------------------------------------------------------------

NET INCOME                               $   57,845         53,462        107,129       114,567
===============================================================================================

BASIC EARNINGS PER SHARE                 $      .41            .38            .76           .83
===============================================================================================

DILUTED EARNINGS PER SHARE               $      .41            .38            .76           .81
===============================================================================================

DIVIDENDS PER COMMON SHARE               $    .0475           .045           .095           .09
===============================================================================================

AVERAGE BASIC SHARES
  OUTSTANDING                               139,995        138,852        139,874       138,455
===============================================================================================

AVERAGE DILUTED SHARES
  OUTSTANDING                               141,732        141,461        141,729       141,245
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                   Three months                  Six months
                                                  ended June 30,               ended June 30,
-----------------------------------------------------------------------------------------------
                                               2000           1999           2000          1999
-----------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Net income                                 $ 57,845         53,462        107,129       114,567
-----------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized holding gains (losses)
    arising during period, net of
    $1,072, $1,313, ($2,693) and
    $2,430 tax                                1,990          2,439         (5,003)        4,512
  Reclassification adjustment for
    gains included in net income,
    net of $-, $-, $- and $3,625 tax              -              -             -         (6,733)
-----------------------------------------------------------------------------------------------
  Other comprehensive income,
    net of $1,072, $1,313,
    ($2,693), and ($1,195) tax                1,990          2,439         (5,003)       (2,221)
-----------------------------------------------------------------------------------------------

Comprehensive income                       $ 59,835         55,901        102,126       112,346
===============================================================================================

See accompanying notes to consolidated financial statements.




                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         June 30,     December 31,
                                                                           2000           1999
-------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $    49,685          56,640
    Accounts receivable, less allowance of
      $5,132 and $4,150                                                  207,733         193,057
    Materials and supplies, at average cost                               24,699          28,769
    Other                                                                 10,484           7,607
------------------------------------------------------------------------------------------------
        Total current assets                                             292,601         286,073
------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                      2,235,891       2,256,458
------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Excess cost of net assets acquired, less accumulated
      amortization of $184,626 and $165,327                            1,621,491       1,644,884
    Other                                                                571,884         517,992
------------------------------------------------------------------------------------------------
        Total investments and other assets                             2,193,375       2,162,876
------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 4,721,867       4,705,407
================================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                             $    75,022          62,098
    Accounts payable                                                     110,186          78,450
    Accrued expenses and other liabilities
       Salaries and benefits                                              33,202          34,570
       Taxes                                                              29,063          40,999
       Interest                                                           37,595          37,232
       Other                                                              17,409          22,172
    Advance billings and customer deposits                                34,235          33,656
------------------------------------------------------------------------------------------------
        Total current liabilities                                        336,712         309,177
------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                         1,953,844       2,078,311
------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                   483,760         469,927
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000
      shares, issued and outstanding 140,539,960 and
      139,945,920 shares                                                 140,540         139,946
    Paid-in capital                                                      502,971         493,432
    Unrealized holding gain on investments, net of taxes                  59,359          64,362
    Retained earnings                                                  1,240,706       1,146,967
    Unearned ESOP shares                                                  (4,000)         (4,690)
    Preferred stock - non-redeemable                                       7,975           7,975
------------------------------------------------------------------------------------------------
        Total stockholders' equity                                     1,947,551       1,847,992
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                         $ 4,721,867       4,705,407
================================================================================================

See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                   Six months

                                                                               ended June 30,
------------------------------------------------------------------------------------------------
                                                                            2000            1999
------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                   $   139,946         138,083
    Conversion of convertible securities into common stock                   254             254
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                              340           1,026
------------------------------------------------------------------------------------------------

    Balance at end of period                                             140,540         139,363
------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                       493,432         451,535
    Conversion of convertible securities into common stock                 3,046           3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                            5,840          11,475
    Amortization of unearned compensation and other                          653           1,505
------------------------------------------------------------------------------------------------

    Balance at end of period                                             502,971         467,561
------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                        64,362           7,217
    Change in unrealized holding gain on investments,
      net of reclassification adjustment                                  (5,003)         (2,221)
------------------------------------------------------------------------------------------------

    Balance at end of period                                              59,359           4,996
------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                     1,146,967         932,611
    Net income                                                           107,129         114,567
    Cash dividends declared
       Common stock-$.095 and $.09 per share, respectively               (13,190)        (12,469)
       Preferred stock                                                      (200)           (204)
------------------------------------------------------------------------------------------------

    Balance at end of period                                           1,240,706       1,034,505
------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                        (4,690)         (6,070)
    Release of ESOP shares                                                   690             690
------------------------------------------------------------------------------------------------

    Balance at end of period                                              (4,000)         (5,380)
------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                                 7,975           8,106
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           $ 1,947,551       1,649,151
================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                 Six months
                                                                               ended June 30,
------------------------------------------------------------------------------------------------
                                                                            2000            1999
------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                        $   107,129         114,567
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                                     170,580         175,993
       Deferred income taxes                                               5,471           4,345
       Income from unconsolidated cellular entities                       (8,016)        (16,112)
       Minority interest                                                   5,163          22,100
       Gain on sale of assets                                             (9,910)        (49,959)
       Changes in current assets and current liabilities:
          Accounts receivable                                            (14,699)        (16,392)
          Accounts payable                                                31,716           8,927
          Accrued taxes                                                  (11,927)         30,701
          Other current assets and other current
            liabilities, net                                              (2,932)         14,118
       Increase in other non-current assets                              (32,485)        (23,016)
       Change in other non-current liabilities                             6,347            (586)
       Other, net                                                         11,396          10,073
------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                      257,833         274,759
------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                           (139,407)       (149,128)
   Purchase of minority investment in other entities                     (33,153)              -
   Proceeds from sales of assets                                          15,849         465,784
   Distributions from unconsolidated cellular entities                    12,413          10,109
   Acquisitions, net of cash acquired                                          -         (17,614)
   Purchase of life insurance investment                                  (3,303)         (4,405)
   Other, net                                                             (1,996)          1,511
------------------------------------------------------------------------------------------------
          Net cash provided by (used in) investing activities           (149,597)        306,257
------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of long-term debt                                3,111           7,954
   Payments of long-term debt                                           (110,664)       (501,087)
   Proceeds from issuance of common stock                                  5,220          11,947
   Cash dividends                                                        (13,390)        (12,673)
   Other, net                                                                532             994
------------------------------------------------------------------------------------------------
          Net cash used in financing activities                         (115,191)       (492,865)
------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      (6,955)         88,151

Cash and cash equivalents at beginning of period                          56,640           5,742
------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $    49,685          93,893
================================================================================================

Supplemental cash flow information:
    Income taxes paid                                                $    85,624          79,497
    Interest paid (net of capitalized interest of $1,698
      and $1,339)                                                    $    69,248          79,220
------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.



                           CenturyTel, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000
                             (UNAUDITED)

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

       The unaudited financial information for the three months and six months ended June 30, 2000 and 1999 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)    Net Property, Plant and Equipment

       Net property, plant and equipment is composed of the following:

                                                          June 30,   December 31,
                                                            2000         1999
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Telephone, at original cost                           $  3,510,277     3,439,469
Accumulated depreciation                                (1,718,670)   (1,605,553)
--------------------------------------------------------------------------------
                                                         1,791,607     1,833,916
--------------------------------------------------------------------------------

Wireless, at cost                                          479,469       472,725
Accumulated depreciation                                  (237,892)     (217,056)
--------------------------------------------------------------------------------
                                                           241,577       255,669
--------------------------------------------------------------------------------

Other, at cost                                             328,961       281,713
Accumulated depreciation                                  (126,254)     (114,840)
--------------------------------------------------------------------------------
                                                           202,707       166,873
--------------------------------------------------------------------------------

                                                     $   2,235,891     2,256,458
================================================================================

(3)    Income from Unconsolidated Cellular Entities

       The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 2000 and 1999) were accounted for by the equity method.

                                                                 Six months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Results of operations
    Revenues                                           $   747,131       642,489
    Operating income                                   $   241,507       195,574
    Net income                                         $   234,853       194,937
--------------------------------------------------------------------------------

(4)    Sales of Assets

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

       In May 1999, the Company sold the stock of substantially all of its Alaska-based operations in exchange for approximately $300 million in after-tax cash. No gain or loss was recorded upon the disposition of these properties.

       In June 1999, the Company sold the assets of its cellular operations in Brownsville and McAllen, Texas for approximately $96 million cash. In connection therewith, the Company recorded a pre-tax gain of approximately $39.6 million, and an after-tax loss of approximately $7.8 million (($.05) per diluted share.)

(5)    Recently Completed and Pending Acquisitions

       Pursuant to asset purchase agreements dated June 29, 1999 and July 8, 1999, on July 31, 2000, affiliates of CenturyTel acquired certain assets from affiliates of Verizon Communications (successor to GTE Corporation) ("Verizon") in two separate transactions in exchange for an aggregate of approximately $1.1 billion cash. Under these transactions (i) the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $824 million cash and (ii) Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $290 million cash. The Company owns 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price. To finance these acquisitions on a short-term basis, the Company borrowed $1.1 billion under new and existing senior unsecured credit facilities.

       In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement with a Verizon affiliate to purchase telephone access lines (which numbered approximately 61,700 as of December 31, 1999) and related local exchange assets in Wisconsin for approximately $170 million cash, subject to certain adjustments. The Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and it is anticipated that the Company will loan the new entity approximately $130 million. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 68,200 as of December 31, 1999) and related local exchange assets in Wisconsin from a Verizon affiliate for approximately $195 million cash, subject to certain adjustments. The Wisconsin transactions are expected to close September 30, 2000, pending regulatory approvals and certain other closing conditions.

(6)    Business Segments

       The Company has two separately reportable business segments:telephone and wireless. The operating income of these segments is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Other operations include but are not limited to the Company's non-regulated long distance operations, Internet operations, call center operations and security monitoring operations.

                                                  Three months                  Six months
                                                 ended June 30,               ended June 30,
-----------------------------------------------------------------------------------------------
                                              2000           1999          2000           1999
-----------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues
     Telephone segment                   $  276,088        274,897       553,014        563,170
     Wireless segment                       111,142        110,032       211,546        208,593
     Other operations                        35,926         31,821        71,552         59,243
-----------------------------------------------------------------------------------------------
Total operating revenues                 $  423,156        416,750       836,112        831,006
===============================================================================================

Operating income
     Telephone segment                   $   82,849         83,994       167,346        178,667
     Wireless segment                        32,812         41,439        52,703         71,092
     Other operations                         9,231          5,192        16,265         11,489
-----------------------------------------------------------------------------------------------
Total operating income                   $  124,892        130,625       236,314        261,248
===============================================================================================

Operating income                         $  124,892        130,625       236,314        261,248
Interest expense                            (35,267)       (37,487)      (71,309)       (79,728)
Income from unconsolidated
  cellular entities                           9,475          9,267         8,016         16,112
Minority interest                            (2,871)       (18,790)       (5,163)       (22,100)
Gain on sale of assets                            -         39,601         9,910         49,959
Other income and expense                      2,384          3,434         6,613          5,614
-----------------------------------------------------------------------------------------------
Income before income tax expense         $   98,613        126,650       184,381        231,105
===============================================================================================


                                                    June 30,         December 31,
                                                      2000               1999
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Assets
     Telephone segment                           $ 3,198,947           3,246,290
     Wireless segment                              1,195,295           1,184,129
     Other operations                                327,625             274,988
--------------------------------------------------------------------------------
Total assets                                     $ 4,721,867           4,705,407
================================================================================

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional diversified communications company that is primarily engaged in providing local telephone services and wireless telephone communications services. At June 30, 2000, the Company's local exchange telephone subsidiaries operated nearly 1.3 million telephone access lines primarily in rural, suburban and small urban areas in 20 states, and the Company's majority-owned and operated wireless entities had more than 749,000 subscribers. On May 14, 1999, the Company sold substantially all of its Alaska-based operations serving approximately 134,900 telephone access lines and 3,000 cellular subscribers. On June 1, 1999, the Company sold the assets of its Brownsville and McAllen, Texas cellular operations serving approximately 7,500 cellular subscribers. In February 2000, the Company sold the assets of its remaining Alaskan cellular operations serving approximately 10,600 cellular subscribers. The operations of these disposed properties are included in the Company's results of operations up to the respective dates of disposition.

      In  addition  to  historical  information,   management's  discussion  and
analysis  includes  certain  forward-looking  statements  regarding  events  and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the effects of ongoing deregulation in the telecommunications industry; the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including obtaining adequate financing on attractive terms, integrating newly-acquired properties into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 2000 Compared
                       to Three Months Ended June 30, 1999

      Net income (excluding after-tax effect of sale of assets) for the second quarter of 2000 was $57.8 million compared to $61.2 million during the second quarter of 1999. Diluted earnings per share (excluding after-tax effect of sale of assets) decreased to $.41 during the three months ended June 30, 2000 from $.43 during the three months ended June 30, 1999, a 4.7% decrease.

                                                                 Three months
                                                                ended June 30,
--------------------------------------------------------------------------------
                                                              2000          1999
--------------------------------------------------------------------------------
                                                            (Dollars, except per
                                                             share amounts, and
                                                             shares in thousands)
Operating income
   Telephone                                             $  82,849        83,994
   Wireless                                                 32,812        41,439
   Other                                                     9,231         5,192
--------------------------------------------------------------------------------
                                                           124,892       130,625
Interest expense                                           (35,267)      (37,487)
Income from unconsolidated cellular entities                 9,475         9,267
Minority interest                                           (2,871)      (18,790)
Gain on sale of assets                                           -        39,601
Other income and expense                                     2,384         3,434
Income tax expense                                         (40,768)      (73,188)
--------------------------------------------------------------------------------
Net income                                               $  57,845        53,462
================================================================================
Basic earnings per share                                 $     .41           .38
================================================================================
Diluted earnings per share                               $     .41           .38
================================================================================
Average basic shares outstanding                           139,995       138,852
================================================================================
Average diluted shares outstanding                         141,732       141,461
================================================================================


      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended June 30, 2000 and 1999 were as follows:

                                                                 Three months
                                                                ended June 30,
--------------------------------------------------------------------------------
                                                              2000          1999
--------------------------------------------------------------------------------
Operating revenues
   Telephone operations                                       65.2%         66.0
   Wireless operations                                        26.3%         26.4
   Other operations                                            8.5%          7.6

Operating income
   Telephone operations                                       66.3%         64.3
   Wireless operations                                        26.3%         31.7
   Other operations                                            7.4%          4.0
--------------------------------------------------------------------------------


Telephone Operations
                                                                Three months
                                                               ended June 30,
---------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues
   Local service                                        $   90,527        89,452
   Network access                                          160,933       155,789
   Other                                                    24,628        29,656
--------------------------------------------------------------------------------
                                                           276,088       274,897
--------------------------------------------------------------------------------

Operating expenses
   Plant operations                                         59,763        60,213
   Customer operations                                      25,509        23,284
   Corporate and other                                      40,336        38,878
   Depreciation and amortization                            67,631        68,528
--------------------------------------------------------------------------------
                                                           193,239       190,903
--------------------------------------------------------------------------------

Operating income                                        $   82,849        83,994
================================================================================

      Telephone operating income decreased $1.1 million (1.4%) due to an increase in operating revenues of $1.2 million (.4%), which was more than offset by an increase in operating expenses of $2.3 million (1.2%).

      The $1.2 million increase in operating revenues was partially due to a $4.4 million increase in local service revenues primarily due to an increase in the number of customer access lines in incumbent markets; a $7.7 million net increase due to the partial recovery of increased operating costs through revenue sharing arrangements with other telephone companies, increased minutes of use, increased recovery from state support funds and return on rate base; a $4.0 million increase in amounts received from the federal Universal Service Fund; and a $1.4 million increase due to the increased provision of custom calling features. Such increases were substantially offset by a $14.4 million decrease attributable to the 1999 sale of the Company's Alaska based operations, which contributed revenues to the Company for a portion of the second quarter of 1999 and a $2.4 million decrease in revenues related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring. Annualized internal access line growth during the second quarter of 2000 and 1999 was 4.3% and 5.1%, respectively.

      During the second quarter of 2000, the Company incurred aggregate operating expenses of approximately $9.5 million associated with pending Verizon acquisitions, two of which were closed on July 31, 2000 and the remaining two of which are expected to be closed September 30, 2000. These expenses consisted of
(i) approximately $3.5 million of variable overhead costs that were intentionally not eliminated subsequent to the disposition of the Alaska properties due to the pending Verizon acquisitions and (ii) approximately $6.0 million of expenses associated with readying the Company's systems and staff to integrate the Verizon operations into the Company's operations immediately upon closing each transaction. The Company expects that its aggregate third quarter 2000 operating expenses associated with pending Verizon transactions will be less than the expenses incurred during the first or second quarter.

      Plant operations expenses decreased $450,000 (.7%), of which $4.2 million was attributable to the 1999 sale of the Alaska properties. The remaining $3.8 million increase was primarily due to a $900,000 increase in salaries and benefits (excluding information technology charges); a $1.1 million increase in information technology expenses primarily due to increases in contract labor; and a $1.9 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states.

      During the second quarter of 2000, customer operations expenses increased $2.2 million (9.6%) primarily due to a $900,000 increase in information technology expenses primarily due to increases in contract labor and a $1.9 million increase in salaries and benefits. Such increases were partially offset by a $1.5 million decrease attributable to the 1999 sale of the Alaska properties.

      Corporate and other expenses increased $1.5 million (3.8%) primarily due to a $7.1 million increase in expenses associated with pending Verizon acquisitions; a $1.5 million increase in the provision for doubtful accounts; and a $900,000 increase in expenses related to implementing new accounting information systems. Such increases were partially offset by a $2.6 million decrease due to the 1999 sale of the Alaska properties; a $2.2 million decrease in operating taxes; a $1.6 million decrease in expenses associated with readying the Company's systems to be year 2000 compliant; and a $1.8 million decrease in information technology expenses.

      Depreciation and amortization decreased $897,000 (1.3%), of which $3.3 million was attributable to the 1999 sale of the Alaska properties. The remaining $2.4 million increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                                Three months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Operating income - wireless operations                  $   32,812        41,439
Minority interest, exclusive of the
  effect of asset sales in 1999                             (2,842)       (3,864)
Income from unconsolidated cellular entities                 9,475         9,267
--------------------------------------------------------------------------------
                                                        $   39,445        46,842
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

Wireless Operations

                                                                 Three months
                                                                ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues
   Service revenues                                      $ 107,351       107,495
   Equipment sales                                           3,791         2,537
--------------------------------------------------------------------------------
                                                           111,142       110,032
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                    6,356         5,263
   System operations                                        16,380        14,894
   General, administrative and customer service             19,421        18,656
   Sales and marketing                                      19,431        13,423
   Depreciation and amortization                            16,742        16,357
--------------------------------------------------------------------------------
                                                            78,330        68,593
--------------------------------------------------------------------------------

Operating income                                         $  32,812        41,439
================================================================================

      Wireless operating income decreased $8.6 million (20.8%) to $32.8 million in the second quarter of 2000 from $41.4 million in the second quarter of 1999. Wireless operating revenues increased $1.1 million (1.0%) while operating expenses increased $9.7 million (14.2%).

      The $144,000 decrease in service revenues was primarily due to (i) a $4.1 million decrease due to the sale of the Company's Texas and Alaska cellular properties and (ii) a $3.9 million decrease in roaming revenues due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend that the Company anticipates will continue in the near future. These decreases were largely offset by a $7.9 million increase in local service revenues due to a growth in number of customers and increased minutes of use, (both of which were partially offset by reduced rates).

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                               Three months
                                                              ended June 30,
--------------------------------------------------------------------------------
                                                            2000          1999
--------------------------------------------------------------------------------

Customers at beginning of period                          727,507       638,992
Gross units added internally                               78,667        45,949
Disconnects                                                56,774        33,623
Net units added internally                                 21,893        12,326
Net effect of property dispositions                             -       (10,563)
Customers at end of period                                749,400       640,755
Average monthly postpaid churn rate                           1.7%          1.8
--------------------------------------------------------------------------------

      The average monthly service revenue per customer declined to $48 during the second quarter of 2000 from $56 during the second quarter of 1999 due to price reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most of which are likely to result in lower average revenue per customer.

      Cost of equipment sold increased $1.1 million (20.8%) substantially due to an increase in units sold.

      System operations expenses increased $1.5 million (10.0%) primarily due to a $900,000 increase associated with operating a greater number of cell sites and an $800,000 increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in the other carriers' service areas primarily due to an increase in minutes of use.

      Sales and marketing expenses increased $6.0 million (44.8%) primarily due to a $2.2 million increase in sales commissions paid to agents due to an increase in the number of units sold; a $2.0 million increase in costs incurred in selling products and services in retail locations primarily due to an increase in the number of retail locations; and a $1.0 million increase in advertising expenses.

Other Operations

                                                              Three months
                                                             ended June 30,
-----------------------------------------------------------------------------
                                                          2000          1999
-----------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Long distance                                    $  25,099        19,411
     Internet                                             5,272         4,216
     Call center                                          1,102         3,103
     Other                                                4,453         5,091
-----------------------------------------------------------------------------
                                                         35,926        31,821
-----------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                25,299        25,502
     Depreciation and amortization                        1,396         1,127
-----------------------------------------------------------------------------
                                                         26,695        26,629
-----------------------------------------------------------------------------

Operating income                                      $   9,231         5,192
=============================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations and security monitoring operations. The $5.7 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use per customer. The number of long distance customers as of June 30, 2000 and 1999 was 326,400 and 259,800, respectively. Internet revenues increased $1.1 million due primarily to a $1.9 million increase due to growth in the number of customers, which was partially offset by an $800,000 decrease due to the 1999 sale of the Company's Alaska Internet operations. The $2.0 million decrease in call center revenues was due to the planned phase-out of the Company's third party call center operations during 2000.

      Cost of sales and operating expenses decreased $203,000 in second quarter of 2000 compared to second quarter 1999. Cost of sales and operating expenses increased $4.3 million in the Company's long distance and Internet operations due to the increase in the number of customers. Such increase was more than offset by (i) a $1.2 million decrease in expenses due to the 1999 sale of the Company's Alaska Internet operations;(ii) a $1.7 million reduction in expenses due to the winding down of the Company's call center operations and (iii) a $1.9 million favorable non-recurring rate adjustment in the second quarter of 2000 in the Company's long distance operations.

      The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its emerging fiber network and competitive local exchange carrier businesses.

Interest Expense

      Interest expense decreased $2.2 million in the second quarter of 2000 compared to the second quarter of 1999 primarily due to a reduction in outstanding indebtedness which was partially offset by increased borrowing rates.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $15.9 million during the second quarter of 2000 primarily due to the expense recorded in the second quarter of 1999 related to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties. Excluding the effect of this gain, minority interest decreased $1.0 million due to the decreased profitability of the Company's majority-owned and operated cellular entities.

Gain on Sale of Assets

      In the second quarter of 1999, the Company recorded a pre-tax gain of approximately $39.6 million as a result of the sale of the assets of the Brownsville and McAllen, Texas cellular properties. See Note 4 of Notes to Consolidated Financial Statements and Minority Interest for additional information.

Other Income and Expense

      Other income and expense decreased $1.1 million in the second quarter of 2000 compared to the second quarter of 1999, substantially all of which relates to favorable non-recurring items recorded in 1999.

Income Tax Expense

      Income tax expense decreased $32.4 million in the second quarter of 2000 compared to the second quarter of 1999 primarily due to the income tax expense recorded in the second quarter of 1999 associated with the sale of the assets of the Brownsville and McAllen, Texas cellular properties. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 41.3% and 40.0% in the three months ended June 30, 2000 and 1999, respectively.


                     Six Months Ended June 30, 2000 Compared
                        to Six Months Ended June 30, 1999

      Net income (excluding after-tax effect of sale of assets and certain first quarter 2000 non-recurring charges) for the first six months of 2000 was $105.7 million compared to $115.6 million during the first six months of 1999. Diluted earnings per share (excluding after-tax effect of sale of assets and certain first quarter 2000 non-recurring charges) decreased to $.75 during the six months ended June 30, 2000 from $.82 during the six months ended June 30, 1999, an 8.5% decrease. Substantially all of the non-recurring charges in the first six months of 2000 relate to the Company's proportionate share ($5.3 million) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest and is reflected in "Income from unconsolidated cellular entities."

                                                                 Six months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                           2000             1999
--------------------------------------------------------------------------------
                                                           (Dollars, except per
                                                             share amounts,and
                                                            shares in thousands)
Operating income
   Telephone                                         $  167,346          178,667
   Wireless                                              52,703           71,092
   Other                                                 16,265           11,489
---------------------------------------------------------------------------------
                                                        236,314          261,248
Interest expense                                        (71,309)         (79,728)
Income from unconsolidated cellular entities              8,016           16,112
Minority interest                                        (5,163)         (22,100)
Gain on sale of assets                                    9,910           49,959
Other income and expense                                  6,613            5,614
Income tax expense                                      (77,252)        (116,538)
----------------------------------------------------------------------------------

Net income                                           $  107,129          114,567
=================================================================================

Basic earnings per share                             $      .76              .83
=================================================================================

Diluted earnings per share                           $      .76              .81
=================================================================================

Average basic shares outstanding                        139,874          138,455
=================================================================================

Average diluted shares outstanding                      141,729          141,245
=================================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the six months ended June 30, 2000 and 1999 were as follows:

                                                                   Six months
                                                                 ended June 30,
--------------------------------------------------------------------------------
                                                              2000          1999
--------------------------------------------------------------------------------
Operating revenues
   Telephone operations                                       66.1%         67.8
   Wireless operations                                        25.3%         25.1
   Other operations                                            8.6%          7.1

Operating income
   Telephone operations                                       70.8%         68.4
   Wireless operations                                        22.3%         27.2
   Other operations                                            6.9%          4.4
--------------------------------------------------------------------------------

Telephone Operations
                                                                  Six months
                                                                ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues
   Local service                                        $  178,592       180,109
   Network access                                          323,186       322,944
   Other                                                    51,236        60,117
--------------------------------------------------------------------------------
                                                           553,014       563,170
--------------------------------------------------------------------------------

Operating expenses
   Plant operations                                        122,539       124,150
   Customer operations                                      48,270        44,641
   Corporate and other                                      79,868        75,757
   Depreciation and amortization                           134,991       139,955
--------------------------------------------------------------------------------
                                                           385,668       384,503
--------------------------------------------------------------------------------

Operating income                                        $  167,346       178,667
================================================================================

      Telephone operating income decreased $11.3 million (6.3%) due to a decrease in operating revenues of $10.2 million (1.8%) and an increase in operating expenses of $1.2 million (.3%).

      Of the $10.2 million decrease in operating revenues, $44.2 million was attributable to the May 1999 sale of the Company's Alaska based operations. The remaining $34.0 million increase in revenues was partially due to a $15.2 million net increase due to the partial recovery of increased operating costs through revenue sharing arrangements with other telephone companies, increased minutes of use, increased recovery from state support funds and return on rate base; a $10.1 million increase in local service revenues primarily due to an increase in the number of customer access lines in incumbent markets; an $8.1 million increase in amounts received from the federal Universal Service Fund; and a $2.8 million increase due to the increased provision of custom calling features. Annualized internal access line growth during the first six months of 2000 and 1999 was 3.6% and 5.3%, respectively.

      During the first six months of 2000, the Company incurred aggregate operating expenses of approximately $15.5 million associated with pending
Verizon acquisitions, two of which were closed on July 31, 2000 and the remaining two of which are expected to be closed September 30, 2000. These expenses consisted of (i) approximately $7.0 million of variable overhead costs that were intentionally not eliminated subsequent to the disposition of the Alaska properties due to the pending Verizon acquisitions and (ii) approximately $8.5 million of expenses associated with readying the Company's systems and staff to integrate the Verizon operations into the Company's operations immediately upon closing each transaction. The Company expects that its aggregate third quarter 2000 operating expenses associated with pending Verizon transactions will be less than the expenses incurred during the first or second quarter.

      Plant operations expenses decreased $1.6 million (1.3%), of which $13.0 million was attributable to the 1999 sale of the Alaska properties. The remaining $11.4 million increase was primarily due to a $4.2 million increase in salaries and benefits (excluding information technology charges); a $2.4 million increase in network operations expenses; a $1.5 million increase in information technology expenses primarily due to increases in contract labor; and a $3.2 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states.

      During the first six months of 2000, customer operations expenses increased $3.6 million (8.1%) primarily due to a $3.0 million increase in information technology expenses primarily due to increases in contract labor; a $2.6 million increase in salaries and benefits; and a $1.8 million increase in marketing and customer service expenses. Such increases were partially offset by a $4.2 million decrease attributable to the 1999 sale of the Alaska properties.

      Corporate and other expenses increased $4.1 million (5.4%) primarily due to an $11.6 million increase in expenses associated with pending Verizon acquisitions; a $2.1 million increase in the provision for doubtful accounts and a $1.9 million increase in expenses related to implementing new accounting information systems. Such increases were partially offset by a $7.2 million decrease due to the 1999 sale of the Alaska properties; a $3.9 million decrease in operating taxes; and a $1.4 million decrease in expenses associated with readying the Company's systems to be year 2000 compliant.

      Depreciation and amortization decreased $5.0 million, of which $10.5 million was attributable to the sale of the Alaska properties. The remaining $5.5 million increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                                 Six months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Operating income - wireless operations                   $  52,703        71,092
Minority interest, exclusive of the effect
  of asset sales in 1999                                    (5,126)       (7,162)
Income from unconsolidated cellular entities                 8,016        16,112
--------------------------------------------------------------------------------
                                                         $  55,593        80,042
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

Wireless Operations

                                                                  Six months
                                                                ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
   Service revenues                                     $  203,974       203,555
   Equipment sales                                           7,572         5,038
--------------------------------------------------------------------------------
                                                           211,546       208,593
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                   14,536         9,648
   System operations                                        32,033        28,530
   General, administrative and customer service             37,627        37,985
   Sales and marketing                                      41,556        27,542
   Depreciation and amortization                            33,091        33,796
--------------------------------------------------------------------------------
                                                           158,843       137,501
--------------------------------------------------------------------------------

Operating income                                        $   52,703        71,092
================================================================================

      Wireless operating income decreased $18.4 million (25.9%) to $52.7 million in the first six months of 2000 from $71.1 million in the first six months of 1999. Wireless operating revenues increased $3.0 million (1.4%), while operating expenses increased $21.3 million (15.5%).

      The $419,000 increase in service revenues was primarily due to a $13.9 million increase in local service revenues due to growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. Such increase was substantially offset by (i) a $9.7 million decrease due to the sale of the Company's Texas and Alaska cellular properties and (ii) a $3.8 million decrease in roaming revenue due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend that the Company anticipates will continue in the near future.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                                 Six months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------

Customers at beginning of period                           707,486       624,119
Gross units added internally                               171,668        98,931
Disconnects                                                119,101        71,732
Net units added internally                                  52,567        27,199
Net effect of dispositions                                 (10,653)      (10,563)
Customers at end of period                                 749,400       640,755
Average monthly postpaid churn rate                            1.9%          2.0
--------------------------------------------------------------------------------

      The average monthly service revenue per customer declined to $47 during the first six months of 2000 from $53 during the first six months of 1999 due to price reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most of which are likely to result in lower average revenue per customer.

      Cost of equipment sold increased $4.9 million (50.7%) substantially due to an increase in units sold.

      System operations expenses increased $3.5 million (12.3%) in the first six months of 2000 primarily due to a $4.6 million increase associated with operating a greater number of cell sites. Such increase was partially offset by a $1.7 million decrease due to the sale of the Company's Texas and Alaska cellular properties.

      Sales and marketing expenses increased $14.0 million (50.9%) due primarily to a $6.5 million increase in advertising and sales promotions expenses associated with the introduction of new rate plans during the first six months of 2000; a $4.1 million increase in sales commissions paid to agents due to an increase in the number of units sold; and a $2.6 million increase in costs incurred in selling products and services in retail locations primarily due to an increase in the number of retail locations.

Other Operations

                                                                 Six months
                                                               ended June 30,
--------------------------------------------------------------------------------
                                                             2000          1999
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues
     Long distance                                       $  49,926        36,441
     Internet                                               10,285         8,904
     Call center                                             3,192         5,547
     Other                                                   8,149         8,351
--------------------------------------------------------------------------------
                                                            71,552        59,243
--------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                   52,789        45,512
     Depreciation and amortization                           2,498         2,242
--------------------------------------------------------------------------------
                                                            55,287        47,754
--------------------------------------------------------------------------------

Operating income                                         $  16,265        11,489
================================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations and security monitoring operations. The $13.5 million increase in long distance revenues was attributable to the growth in the number of customers and increased minutes of use per customer. Internet revenues increased $1.4 million due primarily to a $3.7 million increase due to growth in number of customers, which was partially offset by a $2.3 million decrease due to the sale of the Company's Alaska Internet operations. The $2.4 million decrease in call center revenues was due to the planned phase-out of the Company's third party call center operations during 2000.

      Operating expenses increased $7.5 million primarily due to an increase of $7.4 million in expenses of the Company's long distance operations due primarily to an increase in customers and a $3.2 million increase in expenses related to the provision of Internet access. Such increases were partially offset by a $2.6 million decrease due to the 1999 sale of the Company's Alaska Internet operations.

      The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its emerging fiber network and competitive local exchange carrier businesses.

Interest Expense

      Interest expense decreased $8.4 million in the first six months of 2000 compared to the first six months of 1999 primarily due to a reduction in outstanding indebtedness which was partially offset by increased borrowing rates.

Income from Unconsolidated Cellular Entities

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $8.1 million in the first six months of 2000 primarily due to the Company's proportionate share ($5.3 million) of non-cash charges that were recorded in the first quarter of 2000 by two cellular entities in which the Company owns a minority interest. The remaining decrease was primarily due to decreased earnings of certain cellular entities in which the Company owns a minority interest.

Minority Interest

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $16.9 million primarily due to the expense recorded in 1999 related to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties recorded in the first six months of 1999. Excluding the effect of this gain, minority interest decreased $2.0 million due to the decreased profitability of the Company's majority-owned and operated cellular entities.

Gain on Sale of Assets

      In the first six months of 2000, the Company recorded a pre-tax gain of approximately $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of its remaining Alaska cellular operations.

      In the first six months of 1999, the Company recorded pre-tax gains aggregating $50.0 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after-tax; $.04 per diluted share) was due to the sale of the Company's remaining common shares of MCIWorldCom, Inc. The remaining $39.6 million of the pre-tax gains ($7.8 million loss after-tax; ($.05) per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. See Note 4 of Notes to Consolidated Financial Statements for additional information and Minority Interest.

Income Tax Expense

      Income tax expense decreased $39.3 million in the first six months of 2000 compared to the first six months of 1999 primarily due to the income tax expense recorded in the first six months of 1999 associated with the sale of the assets of the Brownsville and McAllen, Texas cellular properties. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 41.6% and 41.0% in the six months ended June 30, 2000 and 1999, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

     Net cash provided by operating activities was $257.8 million during the first six months of 2000 compared to $274.8 million during the first six months of 1999. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

     Net cash used in investing activities was $149.6 million for the six months ended June 30, 2000. Net cash provided by investing activities was $306.3 million for the six months ended June 30, 1999. Proceeds from the sales of assets were $15.8 million in the first six months of 2000 compared to $465.8 million in the first six months of 1999. Payments for property, plant and equipment were $9.7 million less in the first six months of 2000 than in the comparable period during 1999. Capital expenditures for the six months ended June 30, 2000 were $75.4 million for telephone operations, $14.7 million for wireless operations and $49.3 million for other operations.

     Net cash used in financing activities was $115.2 million during the first six months of 2000 compared to $492.9 million during the first six months of 1999. Net payments of long-term debt were $385.6 million less during the first six months of 2000 compared to the first six months of 1999, primarily due to utilization of proceeds received from the sales of assets during 1999.

     Budgeted capital expenditures for 2000 total $250 million for telephone operations, $100 million for wireless operations and $95 million for other operations.

     On July 31, 2000, affiliates of CenturyTel acquired certain assets from affiliates of Verizon in two separate transactions in exchange for an aggregate of approximately $1.1 billion cash. Under these transactions (i) the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $824 million cash and (ii) Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $290 million cash. The Company owns 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price.

     To finance these acquisitions on a short-term basis, the Company borrowed $800 million on a floating-rate basis under a $1.5 billion Revolving Credit Facility Agreement dated July 31, 2000 with Bank of America, N.A., Citibank, N.A., Banc of America Securities LLC and Salomon Smith Barney, Inc., and borrowed $300 million on a floating-rate basis under its existing senior unsecured credit facility with Bank of America, N.A. Depending upon market conditions and other factors, the Company expects to ultimately finance these transactions, along with two other pending acquisitions of local exchange assets in Wisconsin, by either issuing commercial paper, long-term debt, equity or equity-linked securities, by selling or monetizing non-core assets or by some combination thereof.

     Following completion of these transactions on July 31, 2000, the Company had $705 million of undrawn committed bank lines of credit and CenturyTel's telephone subsidiaries had available for use $129.5 million of commitments for long-term financing from the Rural Utilities Service.

     In August 1999, the Company acquired an 89% interest in a newly-organized joint venture company which has entered into a definitive asset purchase agreement to purchase telephone access lines (which numbered approximately 61,700 as of December 31, 1999) and related local exchange assets in Wisconsin from a Verizon affiliate for approximately $170 million cash, subject to certain adjustments. At closing the Company has agreed to make an equity investment in the newly organized company of approximately $37.8 million and it is anticipated that the Company will loan the new entity approximately $130 million. In October 1999, the Company also entered into a definitive asset purchase agreement to purchase additional telephone access lines (which numbered approximately 68,200 as of December 31, 1999) and related local exchange assets in Wisconsin from a Verizon affiliate for approximately $195 million cash, subject to certain adjustments. The Wisconsin transactions are expected to close September 30, 2000, pending regulatory approvals and certain other closing conditions.

     Currently, the Company's senior unsecured debt is rated Baa1 by Moody's and BBB+ by Standard & Poor's. However, as a result of the Company's announcement of its Verizon acquisitions, in July 1999 Moody's placed its ratings under review for possible downgrade and Standard & Poor's placed its ratings on CreditWatch with negative implications. There can be no assurance that the Company will maintain its investment grade ratings.

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

                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

     The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At June 30, 2000, the fair value of the Company's long-term debt was estimated to be $2.0 billion based on the overall weighted average rate of the Company's long-term debt of 7.1% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 71 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately an $83.7 million decrease in fair value of the Company's long-term debt.

     In the first quarter of 2000, the Company entered into interest rate hedge contracts designed to reduce its interest rate risk with respect to $500 million of long-term public debt that it ultimately expects to incur in connection with providing long-term financing for its Verizon acquisitions. See "Liquidity and Capital Resources" above. It is possible that the Company will enter into additional interest rate hedges for the same purpose over the next several months.


                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.


Item 4.       Submission of Matters to a Vote of Security Holders
-------       ---------------------------------------------------

       At the Company's annual meeting of shareholders on May 11, 2000, the shareholders elected four Class III directors to serve until the 2003 annual meeting of shareholders and until their successors are duly elected and qualified and approved the proposals set forth in the Company's proxy statement dated March 20, 2000.

       The following number of votes were cast for or were withheld from the following nominees:

        Class III Nominees                  For                    Withheld
      ---------------------            -------------              ------------

       Calvin Czeschin                  221,344,846                8,143,254
       F. Earl Hogan                    220,971,252                8,516,848
       Harvey P. Perry                  220,895,813                8,592,287
       Jim D. Reppond                   221,332,298                8,155,802


       The Class I and Class II directors whose terms continued after the meeting are:

             Class I                                Class II
       ---------------------                     ---------------

       William R. Boles, Jr.                     Virginia Boulet
       W. Bruce Hanks                            Ernest Butler, Jr.
       C. G. Melville, Jr.                       James B. Gardner
       Glen F. Post, III                         R. L. Hargrove, Jr.
       Clarke M. Williams                        Johnny Hebert


       The  following  number of votes were cast in the manner  indicated  below
with  respect  to  the  proposal  to  approve  the  Company's   2000   Incentive
Compensation Plan:

         For              Against               Abstain          Broker No-Votes
    --------------      ------------        --------------       ---------------
    206,822,756         20,631,548             2,033,796               -0-

Item 6.       Exhibits and Reports on Form 8-K
-------       --------------------------------

     A.       Exhibits
              --------

              10.1 Form of Change of Control Agreement, dated July 24, 2000, by and between the Registrant and Karen A. Puckett (incorporated by reference to Exhibit 10.1(c) of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

              10.2 Amended and Restated Registrant's 2000 Incentive Compensation Plan, as amended through May 23, 2000.

              11       Computations of Earnings Per Share.

              27.1 Financial Data Schedule as of and for the six months ended June 30, 2000.


     B.      Reports on Form 8-K
             -------------------

              (i) The following item was reported in the Form 8-K filed April 28, 2000:

                      Item 5. Other events - News release announcing first quarter results of operations.



                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   CenturyTel, Inc.



Date: August 11, 2000                          /s/ Neil A. Sweasy
                                               -----------------------------
                                               Neil A. Sweasy
                                               Vice President and Controller
                                               (Principal Accounting Officer)