Form 10-Q
period 2000-09-30
CENTURYTEL INC
filed 2000-11-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

                                       or

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

                  100 CenturyTel Drive, Monroe, Louisiana 71203
               (Address of principal executive offices) (Zip Code)


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

                           [X] Yes          [  ] No


    As of October 31, 2000, there were 140,647,755 shares of common stock outstanding.



                                CenturyTel, Inc.
                                TABLE OF CONTENTS


                                                                       Page No.

Part I.   Financial Information:

  Item 1. Financial Statements

     Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 2000 and 1999                               3

     Consolidated Statements of Comprehensive Income--
      Three Months and Nine Months Ended September 30, 2000 and 1999         4

     Consolidated Balance Sheets--September 30, 2000 and
      December 31, 1999                                                      5

     Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 2000 and 1999                          6

     Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 2000 and 1999                          7

     Notes to Consolidated Financial Statements                           8-11

  Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12-26

  Item 3. Quantitative and Qualitative Disclosures About Market Risk        26

Part II.  Other Information:

  Item 5. Other Information                                                 27

  Item 6. Exhibits and Reports on Form 8-K                               27-28

Signature                                                                   29


                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three months                 Nine months
                                                     ended September 30,         ended September 30,
----------------------------------------------------------------------------------------------------
                                                    2000           1999         2000           1999
----------------------------------------------------------------------------------------------------
                                                          (Dollars, except per share amounts,
                                                           and shares expressed in thousands)
OPERATING REVENUES
    Telephone                                 $   324,608        273,644        877,622      836,814
    Wireless                                      120,232        111,652        331,778      320,245
    Other                                          37,794         33,909        109,346       93,152
----------------------------------------------------------------------------------------------------
       Total operating revenues                   482,634        419,205      1,318,746    1,250,211
----------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses          235,835        204,846        665,053      598,611
    Depreciation and amortization                  99,740         84,300        270,320      260,293
----------------------------------------------------------------------------------------------------
       Total operating expenses                   335,575        289,146        935,373      858,904
----------------------------------------------------------------------------------------------------

OPERATING INCOME                                  147,059        130,059        383,373      391,307
----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                              (48,904)       (34,997)      (120,213)    (114,725)
    Income from unconsolidated
      cellular entities                            11,366         10,801         19,382       26,913
    Minority interest                              (2,889)        (3,460)        (8,052)     (25,560)
    Gain on sale of assets                         10,683          1,201         20,593       51,160
    Other income and expense                       (4,065)         1,108          2,548        6,722
----------------------------------------------------------------------------------------------------
       Total other income (expense)               (33,809)       (25,347)       (85,742)     (55,490)
----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                  113,250        104,712        297,631      335,817

Income tax expense                                 46,026         40,183        123,278      156,721
----------------------------------------------------------------------------------------------------

NET INCOME                                     $   67,224         64,529        174,353      179,096
====================================================================================================

BASIC EARNINGS PER SHARE                       $      .48            .46           1.24         1.29
====================================================================================================

DILUTED EARNINGS PER SHARE                     $      .47            .46           1.23         1.27
====================================================================================================

DIVIDENDS PER COMMON SHARE                     $    .0475           .045          .1425         .135
====================================================================================================

AVERAGE BASIC SHARES OUTSTANDING                  140,220        139,085        139,989      138,668
====================================================================================================

AVERAGE DILUTED SHARES OUTSTANDING                141,848        141,504        141,769      141,331
====================================================================================================

See accompanying notes to consolidated financial statements.



                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               Three months             Nine months
                                                           ended September 30,      ended September 30,
------------------------------------------------------------------------------------------------------
                                                            2000        1999         2000        1999
------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Net income                                            $   67,224      64,529      174,353     179,096
------------------------------------------------------------------------------------------------------
Other comprehensive income, net of tax:
    Unrealized holding gains (losses) arising
      during period, net of ($15,102), $1,230,
      ($17,796) and $3,659 tax                           (28,047)      2,284      (33,050)      6,796
    Reclassification adjustment for gains
      included in net income, net of $3,625 tax                -           -            -      (6,733)
------------------------------------------------------------------------------------------------------
    Other comprehensive income, net of ($15,102),
      $1,230, ($17,796), and $34 tax                     (28,047)      2,284      (33,050)         63
------------------------------------------------------------------------------------------------------

Comprehensive income                                  $   39,177      66,813      141,303     179,159
======================================================================================================
See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     September 30,   December 31,
                                                                         2000             1999
------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                    $     71,645           56,640
    Accounts receivable, less allowance of $9,256 and $4,150          258,591          193,057
    Materials and supplies, at average cost                            30,040           28,769
    Other                                                              10,703            7,607
------------------------------------------------------------------------------------------------
                                                                      370,979          286,073
------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                   2,891,787        2,256,458
------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Excess cost of net assets acquired, less accumulated
      amortization of $201,252 and $165,327                         2,523,254        1,644,884
    Other                                                             524,862          517,992
------------------------------------------------------------------------------------------------
                                                                    3,048,116        2,162,876
------------------------------------------------------------------------------------------------
                                                                 $  6,310,882        4,705,407
------------------------------------------------------------------------------------------------

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
    Current maturities of long-term debt                         $     76,204           62,098
    Notes payable to banks                                            273,000                -
    Accounts payable                                                  129,851           78,450
    Accrued expenses and other liabilities
      Salaries and benefits                                            40,521           34,570
      Taxes                                                            56,194           40,999
      Interest                                                         24,063           37,232
      Other                                                            25,599           22,172
    Advance billings and customer deposits                             40,353           33,656
------------------------------------------------------------------------------------------------
                                                                      665,785          309,177
------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                      3,129,988        2,078,311
------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                531,657          469,927
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, 350,000,000 shares authorized,
      140,641,944 and 139,945,920 shares issued and outstanding       140,642          139,946
    Paid-in capital                                                   505,999          493,432
    Accumulated other comprehensive income-unrealized
      holding gain on investments, net of taxes                        31,312           64,362
    Retained earnings                                               1,301,274        1,146,967
    Unearned ESOP shares                                               (3,750)          (4,690)
    Preferred stock - non-redeemable                                    7,975            7,975
-----------------------------------------------------------------------------------------------
                                                                    1,983,452        1,847,992
-----------------------------------------------------------------------------------------------
                                                                 $  6,310,882        4,705,407
===============================================================================================

See accompanying notes to consolidated financial statements.




                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Nine months
                                                                        ended September 30,
-------------------------------------------------------------------------------------------
                                                                         2000         1999
-------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

COMMON STOCK
    Balance at beginning of period                               $    139,946       138,083
    Conversion of convertible securities into common stock                254           330
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                           442         1,259
-------------------------------------------------------------------------------------------
    Balance at end of period                                          140,642       139,672
-------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                    493,432       451,535
    Conversion of convertible securities into common stock              3,046         2,918
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                         8,346        16,192
    Amortization of unearned compensation and other                     1,175           938
-------------------------------------------------------------------------------------------
    Balance at end of period                                          505,999       471,583
-------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
    Balance at beginning of period                                     64,362         7,217
    Change in unrealized holding gain on investments, net of
      reclassification adjustment                                     (33,050)           63
-------------------------------------------------------------------------------------------
    Balance at end of period                                           31,312         7,280
-------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                  1,146,967       932,611
    Net income                                                        174,353       179,096
    Cash dividends declared
      Common stock - $.1425 and $.135 per share, respectively         (19,747)      (18,733)
      Preferred stock                                                    (299)         (304)
-------------------------------------------------------------------------------------------
    Balance at end of period                                        1,301,274     1,092,670
-------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                     (4,690)       (6,070)
    Release of ESOP shares                                                940         1,130
-------------------------------------------------------------------------------------------
    Balance at end of period                                           (3,750)       (4,940)
-------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning of period                                      7,975         8,106
    Conversion of preferred stock into common stock                         -          (131)
-------------------------------------------------------------------------------------------
    Balance at end of period                                            7,975         7,975
-------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                       $  1,983,452     1,714,240
===========================================================================================

See accompanying notes to consolidated financial statements.




                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        Nine months
                                                                                    ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                                    2000           1999
-------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
OPERATING ACTIVITIES
    Net income                                                              $     174,353       179,096
    Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                               270,320       260,293
      Deferred income taxes                                                         9,857         6,557
      Income from unconsolidated cellular entities                                (19,382)      (26,913)
      Minority interest                                                             8,052        25,560
      Gain on sale of assets                                                      (20,593)      (51,160)
    Changes in current assets and current liabilities
     (exclusive of acquisitions and dispositions):
        Accounts receivable                                                       (33,678)      (37,145)
        Accounts payable                                                           51,217        17,460
        Accrued taxes                                                              15,204       (60,659)
        Other current assets and other current
         liabilities, net                                                          (6,400)       (6,953)
    Changes in other noncurrent assets                                            (37,182)      (26,922)
    Changes in other noncurrent liabilities                                         3,197        (5,941)
    Other, net                                                                     22,514        17,229
-------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                   437,479       290,502
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Payments for property, plant and equipment                                   (282,681)     (236,998)
    Acquisitions, net of cash acquired                                         (1,540,856)      (16,771)
    Proceeds from sales of assets                                                  29,495       453,916
    Distributions from unconsolidated cellular entities                            23,115        16,315
    Contribution from minority investor                                            20,000             -
    Purchase of life insurance investment, net                                     (4,691)       (2,545)
    Other, net                                                                      2,495        (2,221)
-------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities                      (1,753,123)      211,696
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of long-term debt                                    1,240,646        64,551
    Payments of long-term debt                                                   (171,001)     (532,535)
    Notes payable                                                                 273,000             -
    Proceeds from issuance of common stock                                          7,252        15,055
    Cash dividends                                                                (20,046)      (19,037)
    Other, net                                                                        798         1,259
-------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities                       1,330,649      (470,707)
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                          15,005        31,491

Cash and cash equivalents at beginning of period                                   56,640         5,742
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                   $     71,645        37,233
=======================================================================================================

Supplemental cash flow information:
    Income taxes paid                                                        $    107,401       223,659
    Interest paid (net of capitalized interest of $2,887 and $1,666)         $    130,495       126,750
-------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1)    Basis of Financial Reporting

       The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to be consistent with the Company's 2000 presentation, including the reclassification of the Company's Internet operations from the telephone segment to other operations.

       The unaudited financial information for the three months and nine months ended September 30, 2000 and 1999 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)    Net Property, Plant and Equipment

       Net property, plant and equipment is composed of the following:

                                                   September 30,    December 31,
                                                       2000             1999
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Telephone, at original cost                     $  4,901,664         3,439,469
Accumulated depreciation                          (2,491,524)       (1,605,553)
--------------------------------------------------------------------------------
                                                   2,410,140         1,833,916
--------------------------------------------------------------------------------

Wireless, at cost                                    503,215           472,725
Accumulated depreciation                            (249,813)         (217,056)
--------------------------------------------------------------------------------
                                                     253,402           255,669
--------------------------------------------------------------------------------

Other operations, at cost                            362,057           281,713
Accumulated depreciation                            (133,812)         (114,840)
--------------------------------------------------------------------------------
                                                     228,245           166,873
--------------------------------------------------------------------------------

                                                $  2,891,787         2,256,458
================================================================================

(3)    Income from Unconsolidated Cellular Entities

       The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 2000 and 1999) were accounted for by the equity method:


                                                       Nine months
                                                   ended September 30,
-----------------------------------------------------------------------
                                                   2000           1999
-----------------------------------------------------------------------
                                                 (Dollars in thousands)
Results of operations
    Revenues                                  $  907,235        995,973
    Operating income                          $  264,495        310,332
    Net income                                $  252,931        309,141
-----------------------------------------------------------------------

(4)    Sales of Assets

       In the first quarter of 2000 the Company recorded a pre-tax gain aggregating $9.9 million ($5.2 million after-tax) due to the sale of its remaining Alaska cellular operations.

       In the third quarter of 2000 the Company recorded a pre-tax gain aggregating $10.7 million ($6.4 million after-tax) due to the sale of its minority interest in a cellular partnership.

       In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after-tax) due to the sale of its remaining common shares of MCIWorldCom, Inc.

       In May 1999, the Company sold the stock of substantially all of its Alaska-based operations in exchange for approximately $300 million in after-tax cash. No gain or loss was recorded upon the disposition of these properties.

       In June 1999, the Company sold the assets of its cellular operations in Brownsville and McAllen, Texas to Western Wireless Corporation for approximately $96 million cash. In connection therewith, the Company recorded a pre-tax gain of approximately $39.6 million, and an after-tax loss of approximately $7.8 million.

(5)    Recently Completed Acquisitions

       On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon Communications, Inc. (successor to GTE Corporation) ("Verizon") in four separate transactions for approximately $1.5 billion in cash. The Company has made preliminary estimates of the fair value and useful lives of Verizon's noncurrent assets and liabilities. Such estimates are subject to change upon completion of the purchase price allocation. Under these transactions:

o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $841 million in cash.

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $296 million cash. The Company owns 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $194 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $170 million in cash. The Company owns 89% of Telephone USA, which was organized to acquire and own these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

       The purchase prices discussed above reflect various post-closing adjustments made to date. Any remaining adjustments are not expected to be material.

       To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its new $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., as lenders, and Banc of America Securities LLC and Salomon Smith Barney Inc., as arrangers, and borrowed $300 million on a floating-rate basis under its existing credit facility with Bank of America, N.A.

       On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The net proceeds of approximately $908 million were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.

       The following pro forma information represents the consolidated results of operations of the Company as if the Verizon acquisitions had been consummated as of January 1, 2000 and 1999.

                                               Nine months ended September 30,
-------------------------------------------------------------------------------
                                                   2000                  1999
--------------------------------------------------------------------------------
                                             (Dollars, except per share amounts,
                                                         in thousands)

Operating revenues                           $ 1,527,018             1,504,703
Net income                                   $   153,215               148,263
Basic earnings per share                     $      1.09                  1.07
Diluted earnings per share                   $      1.08                  1.05

        The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions. The actual results of operations of the Verizon properties are included in the Company's consolidated financial statements only from the date of acquisition.

(6)    Business Segments

       The Company has two separately reportable business segments: telephone and wireless. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Other operations include, but are not limited to, the Company's long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000) and security monitoring operations.

                                                         Three months                      Nine months
                                                      ended September 30,              ended September 30,
------------------------------------------------------------------------------------------------------------
                                                      2000            1999             2000            1999
------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Operating revenues
     Telephone segment                          $   324,608         273,644          877,622         836,814
     Wireless segment                               120,232         111,652          331,778         320,245
     Other operations                                37,794          33,909          109,346          93,152
------------------------------------------------------------------------------------------------------------
                                                $   482,634         419,205        1,318,746       1,250,211
============================================================================================================

Operating income
     Telephone segment                          $    99,753          81,608          267,099         260,275
     Wireless segment                                39,280          40,705           91,983         111,797
     Other operations                                 8,026           7,746           24,291          19,235
------------------------------------------------------------------------------------------------------------
                                                $   147,059         130,059          383,373         391,307
============================================================================================================

Operating income                                $   147,059         130,059          383,373         391,307
Interest expense                                    (48,904)        (34,997)        (120,213)       (114,725)
Income from unconsolidated cellular entities         11,366          10,801           19,382          26,913
Minority interest                                    (2,889)         (3,460)          (8,052)        (25,560)
Gain on sale of assets                               10,683           1,201           20,593          51,160
Other income and expense                             (4,065)          1,108            2,548           6,722
------------------------------------------------------------------------------------------------------------
Income before income tax expense                $   113,250         104,712          297,631         335,817
============================================================================================================


                                                  September 30,      December 31,
                                                       2000              1999
--------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Total assets
     Telephone segment                           $  4,725,490        3,246,290
     Wireless segment                               1,205,270        1,184,129
     Other operations                                 380,122          274,988
--------------------------------------------------------------------------------
Total assets                                     $  6,310,882        4,705,407
================================================================================



                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results of operations which might be expected for the entire year.

       CenturyTel, Inc. and its subsidiaries (the "Company") is a regional diversified communications company that is primarily engaged in providing local telephone services and wireless telephone communications services. At September 30, 2000, the Company's local exchange telephone subsidiaries operated over 1.8 million telephone access lines primarily in rural, suburban and small urban areas in 21 states, and the Company's majority-owned and operated wireless entities had more than 741,000 subscribers. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from Verizon Communications, Inc. ("Verizon") for an aggregate of approximately $1.5 billion cash. The operations of these acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. On May 14, 1999, the Company sold substantially all of its Alaska-based operations serving approximately 134,900 telephone access lines and 3,000 cellular subscribers. On June 1, 1999, the Company sold the assets of its Brownsville and McAllen, Texas cellular operations serving approximately 7,500 cellular subscribers. In February 2000, the Company sold the assets of its remaining Alaskan cellular operations serving approximately 10,600 cellular subscribers. The operations of these disposed properties are included in the Company's results of operations up to the respective dates of disposition.

       In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.






                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2000 Compared
                    to Three Months Ended September 30, 1999

       Net income for the third quarter of 2000 was $67.2 million compared to $64.5 million during the third quarter of 1999. Diluted earnings per share increased to $.47 during the three months ended September 30, 2000 from $.46 during the three months ended September 30, 1999, a 2.2% increase. Net income (and diluted earnings per share) excluding the after-tax effect of asset sales for the third quarter of 2000 and 1999 was $60.8 million ($.43) and $63.8 million ($.45), respectively.

                                                              Three months
                                                           ended September 30,
------------------------------------------------------------------------------------
                                                      2000                    1999
------------------------------------------------------------------------------------
                                                  (Dollars, except per share amounts,
                                                       and shares in thousands)
Operating income
   Telephone                                   $     99,753                  81,608
   Wireless                                          39,280                  40,705
   Other                                              8,026                   7,746
------------------------------------------------------------------------------------
                                                    147,059                 130,059
Interest expense                                    (48,904)                (34,997)
Income from unconsolidated cellular entities         11,366                  10,801
Minority interest                                    (2,889)                 (3,460)
Gain on sale of assets                               10,683                   1,201
Other income and expense                             (4,065)                  1,108
Income tax expense                                  (46,026)                (40,183)
------------------------------------------------------------------------------------
Net income                                     $     67,224                  64,529
====================================================================================
Basic earnings per share                       $        .48                     .46
====================================================================================
Diluted earnings per share                     $        .47                     .46
====================================================================================
Average basic shares outstanding                    140,220                 139,085
====================================================================================
Average diluted shares outstanding                  141,848                 141,504
====================================================================================

       Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended September 30, 2000 and 1999 were as follows:

                                                         Three months
                                                      ended September 30,
------------------------------------------------------------------------------
                                                 2000                    1999
------------------------------------------------------------------------------

Operating revenues
   Telephone operations                          67.3%                   65.3
   Wireless operations                           24.9%                   26.6
   Other operations                               7.8%                    8.1

Operating income
   Telephone operations                          67.8%                   62.7
   Wireless operations                           26.7%                   31.3
   Other operations                               5.5%                    6.0
------------------------------------------------------------------------------


Telephone Operations
                                                         Three months
                                                      ended September 30,
------------------------------------------------------------------------------
                                                 2000                    1999
------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Local service                          $    106,304                  86,010
   Network access                              187,254                 159,682
   Other                                        31,050                  27,952
------------------------------------------------------------------------------
                                               324,608                 273,644
------------------------------------------------------------------------------

Operating expenses
   Plant operations                             76,086                  64,076
   Customer operations                          28,623                  21,398
   Corporate and other                          37,766                  40,548
   Depreciation and amortization                82,380                  66,014
------------------------------------------------------------------------------
                                               224,855                 192,036
------------------------------------------------------------------------------

Operating income                          $     99,753                  81,608
==============================================================================


       Telephone operating income increased $18.1 million (22.2%) due to an increase in operating revenues of $51.0 million (18.6%) which was partially offset by an increase in operating expenses of $32.8 million (17.1%).

       Of the $51.0 million increase in operating revenues, $41.0 million was attributable to the properties acquired from Verizon. The remaining $10.0 million increase in revenues was partially due to a $4.4 million increase in local network service revenues primarily due to an increase in the number of customer access lines in incumbent markets; a $4.6 million increase in amounts received from the federal Universal Service Fund; and a $1.4 million increase due to the increased provision of custom calling features.

       Plant operations expenses increased $12.0 million (18.7%) of which $14.3 million was attributable to the properties acquired from Verizon and $1.2 million was due to an increase in engineering expenses. These increases were partially offset by a $2.4 million decrease in access expenses primarily due to non-recurring retroactive changes in revenue settlement methods recorded in 1999 of certain telephone subsidiaries in a limited number of states.

       Customer operations expenses increased $7.2 million (33.8%) of which $5.6 million was due to the properties acquired from Verizon. The remaining $1.6 million increase was primarily due to a $1.0 million increase in salaries and benefits and a $1.1 million increase in information technology expenses.

       Corporate and other expenses decreased $2.8 million (6.9%) primarily due to a $4.0 million decrease in contract labor expenses primarily associated with costs incurred in 1999 attributable to readying the Company's systems to be year 2000 compliant; a $1.3 million decrease in salaries and benefits; a $1.3 million decrease in information technology expenses; and a $2.4 million decrease in operating taxes. Such decreases were partially offset by a $3.0 million increase due to the properties acquired from Verizon and a $4.4 million increase in the provision for doubtful accounts.

       Depreciation and amortization increased $16.4 million (24.8%) of which $14.3 million was attributable to the properties acquired from Verizon (which included $2.8 million of amortization of goodwill). The remainder of the increase was primarily due to higher levels of plant in service.



Wireless Operations and Income From Unconsolidated Cellular Entities

                                                              Three months
                                                          ended September 30,
------------------------------------------------------------------------------
                                                          2000           1999
------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations                $  39,280         40,705
Minority interest                                        (3,657)        (3,449)
Income from unconsolidated cellular entities             11,366         10,801
------------------------------------------------------------------------------
                                                      $  46,989         48,057
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

Wireless Operations

                                                            Three months
                                                         ended September 30,
-------------------------------------------------------------------------------
                                                       2000               1999
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues
   Service revenues                               $  116,862            109,318
   Equipment sales                                     3,370              2,334
-------------------------------------------------------------------------------
                                                     120,232            111,652
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                              7,192              4,200
   System operations                                  19,749             13,864
   General, administrative and customer service       18,796             22,128
   Sales and marketing                                19,081             13,588
   Depreciation and amortization                      16,134             17,167
-------------------------------------------------------------------------------
                                                      80,952             70,947
-------------------------------------------------------------------------------

Operating income                                  $   39,280             40,705
===============================================================================

       Wireless operating income decreased $1.4 million (3.5%) to $39.3 million in the third quarter of 2000 from $40.7 million in the third quarter of 1999. Wireless operating revenues increased $8.6 million (7.7%) while operating expenses increased $10.0 million (14.1%).

       The $7.5 million increase in service revenues was primarily due to a $9.3 million increase in local service revenues primarily due to a growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. Such increase was partially offset by a $1.7 million decrease due to the Company's sale of its remaining Alaska cellular properties. The Company's roaming revenues were approximately the same in third quarter 2000 and third quarter 1999 as revenues generated from increased roaming minutes of use were completely offset by a reduction in roaming rates, a downward trend in rates that the Company anticipates will continue in the near future.



       The following table illustrates the Company's wireless customer base in its majority-owned markets:

                                                           Three months
                                                        ended September 30,
----------------------------------------------------------------------------
                                                         2000          1999
----------------------------------------------------------------------------

Customers at beginning of period                       749,400       641,440
Gross units added internally                            75,346        60,513
Disconnects                                             83,563        51,054
Net units added (disconnected)                          (8,217)        9,459
Customers at end of period                             741,183       650,899
Average monthly churn rate
 (excluding prepaid customers)                            1.93%         2.05
----------------------------------------------------------------------------

       The average monthly service revenue per customer declined to $52 during the third quarter of 2000 from $57 during the third quarter of 1999 primarily due to price reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most of which are likely to result in lower average revenue per customer.

       During the third quarter of 2000, the Company added approximately 21,900 net contract customers while approximately 30,100 net prepaid customers were disconnected. The Company will continue to focus on adding contract customers while decreasing its focus on prepaid plans for future customer growth.

       Cost of equipment sold increased $3.0 million (71.2%) substantially due to an increase in units sold and an increase in average price per unit.

       System operations expenses increased $5.9 million (42.4%) in the third quarter of 2000 primarily due to a $2.3 million increase in toll expenses due to nonrecurring favorable adjustments recorded in the third quarter of 1999; a $1.7 million increase in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas and a $1.6 million increase associated with operating a greater number of cell sites.

       General, administrative and customer service expenses decreased $3.3 million (15.1%) due to a $1.6 million decrease in allocated general office expenses and a $900,000 decrease in certain operating taxes.

       Sales and marketing expenses increased $5.5 million (40.4%) primarily due to a $2.3 million increase in sales commissions paid to agents due to an increase in the number of units sold and an $862,000 increase in sales promotion expenses.

       Depreciation and amortization decreased $1.0 million (6.0%) primarily due to nonrecurring adjustments in the third quarter of 1999.



Other Operations

                                                          Three months
                                                       ended September 30,
----------------------------------------------------------------------------
                                                      2000             1999
----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
     Long distance                              $    27,075           22,602
     Internet                                         6,138            3,708
     Call center                                        567            3,352
     Other                                            4,014            4,247
----------------------------------------------------------------------------
                                                     37,794           33,909
----------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses            28,542           25,044
     Depreciation and amortization                    1,226            1,119
----------------------------------------------------------------------------
                                                     29,768           26,163
----------------------------------------------------------------------------

Operating income                                $     8,026            7,746
============================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000) and security monitoring operations. The $4.5 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use per customer. The number of long distance customers as of September 30, 2000 and 1999 was 347,200 and 285,500, respectively. Internet revenues increased $2.4 million due primarily to a $1.4 million increase due to growth in the number of customers and a $863,000 increase due to Internet operations acquired subsequent to the third quarter of 1999. The $2.8 million decrease in call center revenues was due to the planned phase-out of the Company's third party call center operations during 2000.

       Cost of sales and operating expenses increased $3.5 million due to a $5.3 million increase in expenses of the Company's long distance and Internet operations primarily due to the increase in the number of customers. Such increase was partially offset by a $2.8 million reduction in expenses due to the winding down of the Company's call center operations.

       The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its emerging fiber network and competitive local exchange businesses.

Interest Expense

       Interest expense increased $13.9 million in the third quarter of 2000 compared to the third quarter of 1999 primarily due to increased debt due to the Verizon acquisitions. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Income from Unconsolidated Cellular Entities

       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $565,000 (5.2%) due to increased earnings of cellular entities in which the Company owns a minority interest.

Minority Interest

       Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $571,000 during the third quarter of 2000 compared to the third quarter of 1999 primarily due to the minority partners' share of the loss incurred by certain of the operations acquired from Verizon by CenturyTel's majority-owned affiliates.

Gain on Sale of Assets

       During the third quarter of 2000, the Company recorded a pre-tax gain of approximately $10.7 million ($6.4 million after-tax; $.05 per diluted share) due to sale of its minority interest in a cellular partnership.

Other Income and Expense

       Other income and expense for the third quarter of 2000 was a $4.1 million expense compared to a $1.1 million income for the third quarter of 1999. Such decrease was primarily attributable to a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with the Verizon acquisitions. This decrease was partially offset by a $1.2 million increase in interest income.

Income Tax Expense

       Income tax expense increased $5.8 million in the third quarter of 2000 compared to the third quarter of 1999. The effective income tax rate was 40.6% and 38.4% in the three months ended September 30, 2000 and 1999, respectively. During the third quarter of 1999, the Company recorded a $2.5 million state tax benefit relating to a loss carryback that was utilized to recoup taxes paid in a previous year.


                  Nine Months Ended September 30, 2000 Compared
                     to Nine Months Ended September 30, 1999

       Net income (and diluted earnings per share) for the first nine months of 2000 and 1999 was $174.4 million ($1.23) and $179.1 million ($1.27), respectively. Net income (excluding the after-tax effect of asset sales) for the first nine months of 2000 was $162.7 million compared to $179.4 million during the first nine months of 1999. Diluted earnings per share (excluding the after-tax effect of asset sales) decreased to $1.15 during the nine months ended September 30, 2000 from $1.27 during the nine months ended September 30, 1999, a 9.4% decrease.

                                                           Nine months
                                                       ended September 30,
-----------------------------------------------------------------------------
                                                     2000               1999
-----------------------------------------------------------------------------
                                                   (Dollars, except per share
                                                amounts, and shares in thousands)
Operating income
   Telephone                                   $   267,099            260,275
   Wireless                                         91,983            111,797
   Other                                            24,291             19,235
-----------------------------------------------------------------------------
                                                   383,373            391,307
Interest expense                                  (120,213)          (114,725)
Income from unconsolidated cellular entities        19,382             26,913
Minority interest                                   (8,052)           (25,560)
Gain on sale of assets                              20,593             51,160
Other income and expense                             2,548              6,722
Income tax expense                                (123,278)          (156,721)
-----------------------------------------------------------------------------
Net income                                     $   174,353            179,096
=============================================================================
Basic earnings per share                       $      1.24               1.29
=============================================================================
Diluted earnings per share                     $      1.23               1.27
=============================================================================
Average basic shares outstanding                   139,989            138,668
=============================================================================
Average diluted shares outstanding                 141,769            141,331
=============================================================================

       Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the nine months ended September 30, 2000 and 1999 were as follows:


                                                      Nine months
                                                  ended September 30,
--------------------------------------------------------------------------
                                             2000                    1999
--------------------------------------------------------------------------

Operating revenues
   Telephone operations                       66.5%                   66.9
   Wireless operations                        25.2%                   25.6
   Other operations                            8.3%                    7.5

Operating income
   Telephone operations                       69.7%                   66.5
   Wireless operations                        24.0%                   28.6
   Other operations                            6.3%                    4.9
--------------------------------------------------------------------------

Telephone Operations
                                                      Nine months
                                                  ended September 30,
---------------------------------------------------------------------------
                                             2000                    1999
---------------------------------------------------------------------------
                                                (Dollars in thousands)
Operating revenues
   Local service                          $ 284,896                 266,119
   Network access                           510,440                 482,626
   Other                                     82,286                  88,069
---------------------------------------------------------------------------
                                            877,622                 836,814
---------------------------------------------------------------------------

Operating expenses
   Plant operations                         198,625                 188,226
   Customer operations                       76,893                  66,039
   Corporate and other                      117,634                 116,305
   Depreciation and amortization            217,371                 205,969
---------------------------------------------------------------------------
                                            610,523                 576,539
---------------------------------------------------------------------------

Operating income                          $ 267,099                 260,275
===========================================================================

       Telephone operating income increased $6.8 million (2.6%) due to an increase in operating revenues of $40.8 million (4.9%) which more than offset an increase in operating expenses of $34.0 million (5.9%).

       Of the $40.8 million increase in operating revenues, $41.0 million was attributable to the properties acquired from Verizon in the third quarter of 2000, which was offset by a $42.9 million decrease due to the sale of the Alaska properties in the second quarter of 1999. The remaining $42.7 million increase in revenues was primarily due to a $13.7 million net increase due to the partial recovery of increased operating costs through revenue sharing arrangements with other telephone companies, increased minutes of use, increased recovery from state support funds and return on rate base; a $13.3 million increase in local network service revenues primarily due to an increase in the number of customer access lines; a $12.7 million increase in amounts received from the federal Universal Service Fund; and a $4.2 million increase in revenues associated with the provision of custom calling features.

       During the first nine months of 2000, the Company incurred aggregate operating expenses of approximately $19.7 million associated with pending Verizon acquisitions, two of which closed on July 31, 2000 and the remaining two of which closed on September 29, 2000. These expenses consisted of (i) approximately $8.8 million of variable overhead costs that were intentionally not eliminated subsequent to the disposition of the Alaska properties in 1999 and early 2000 due to the pending Verizon acquisitions and (ii) approximately $10.9 million of expenses associated with readying the Company's systems and staff to integrate the Verizon operations into the Company's operations immediately upon closing each transaction.

       Plant operations expenses increased $10.4 million (5.5%) of which $14.3 million was attributable to the properties acquired from Verizon, which was more than offset by a $15.5 million decrease due to the sale of the Company's Alaska properties. The remaining $11.6 million increase was primarily due to a $5.1 million increase in salaries and benefits; a $1.1 million increase in information technology expenses; a $1.3 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states; and a $3.0 million increase in network operations and engineering expenses.

       Customer operations expenses increased $10.9 million (16.4%) of which $5.6 million was attributable to the properties acquired from Verizon, which was partially offset by a $4.4 million decrease due to the sale of the Alaska properties. The remaining $9.7 million increase was primarily due to a $3.7 million increase in information technology expenses and a $3.4 million increase in salaries and benefits.

       Corporate and other expenses increased $1.3 million (1.1%) of which $10.0 million was due to the properties acquired from Verizon partially offset by a $5.4 million decrease due to the sale of the Alaska properties. The remaining $3.3 million decrease was primarily due to a $6.4 million decrease in operating taxes and a $4.6 million decrease in contract labor expenses primarily associated with costs incurred in 1999 attributable to readying the Company's systems to be year 2000 compliant. Such decreases were partially offset by a $6.9 million increase in the provision for doubtful accounts.

       Depreciation and amortization increased $11.4 million, of which $14.3 million was attributable to the properties acquired from Verizon (which included $2.8 million of amortization of goodwill) and $7.5 million was primarily due to higher levels of plant in service. Such increases were partially offset by a $10.6 million reduction resulting from the sale of the Company's Alaska properties.


Wireless Operations and Income From Unconsolidated Cellular Entities

                                                              Nine months
                                                          ended September 30,
--------------------------------------------------------------------------------
                                                       2000                1999
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations             $  91,983             111,797
Minority interest, exclusive of the effect of
  asset sales in 1999                                 (8,783)            (10,611)
Income from unconsolidated cellular entities          19,382              26,913
--------------------------------------------------------------------------------
                                                   $ 102,582             128,099
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



Wireless Operations

                                                              Nine months
                                                          ended September 30,
--------------------------------------------------------------------------------
                                                       2000                1999
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
   Service revenues                               $  320,836             312,873
   Equipment sales                                    10,942               7,372
--------------------------------------------------------------------------------
                                                     331,778             320,245
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                             21,728              13,848
   System operations                                  51,782              42,394
   General, administrative and customer service       56,423              60,113
   Sales and marketing                                60,637              41,130
   Depreciation and amortization                      49,225              50,963
--------------------------------------------------------------------------------
                                                     239,795             208,448
--------------------------------------------------------------------------------

Operating income                                  $   91,983             111,797
================================================================================

       Wireless operating income decreased $19.8 million (17.7%) to $92.0 million in the first nine months of 2000 from $111.8 million in the first nine months of 1999. Wireless operating revenues increased $11.5 million (3.6%) while operating expenses increased $31.3 million (15.0%).

       The $8.0 million increase in service revenues was primarily due to a $23.2 million increase in local service revenues primarily due to growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. Such increase was partially offset by
(i) a $11.4 million decrease due to the sale of the Company's Texas and Alaska cellular properties and (ii) a $3.8 million decrease in roaming revenue due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend in rates that the Company anticipates will continue in the near feature.

       The following table illustrates the growth in the Company's wireless customer base in its majority owned markets:

                                                          Nine months
                                                      ended September 30,
----------------------------------------------------------------------------
                                                   2000                1999
----------------------------------------------------------------------------

Customers at beginning of period                 707,486             624,290
Gross units added internally                     247,014             174,466
Disconnects                                      202,664             137,294
Net units added                                   44,350              37,172
Effect of dispositions                           (10,653)           (10,563)
Customers at end of period                       741,183             650,899
Average monthly churn rate
  (excluding prepaid customers)                     1.88%               1.99
----------------------------------------------------------------------------

       The average monthly service revenue per customer declined to $49 during the first nine months of 2000 from $54 during the first nine months of 1999 primarily due to price reductions and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly service revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, most of which are likely to result in lower average revenue per customer.

       During the first nine months of 2000, the Company added approximately 56,300 net contract customers while approximately 11,900 net prepaid customers were disconnected. The Company will continue to focus on adding contract customers while decreasing its focus on prepaid plans for future customer growth.

       Cost of equipment sold increased $7.9 million (56.9%) primarily due to an increase in the number of units sold and an increase in average price per unit.

       System operations expenses increased $9.4 million (22.1%) in the first nine months of 2000 primarily due to a $5.0 million increase associated with operating a greater number of cell sites; a $1.3 million increase in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas; and a $2.6 million increase in toll costs.

       General, administrative and customer service expenses decreased $3.7 million (6.1%), of which $2.4 million was attributable to a decrease in operating taxes and $1.7 million was due to the sale of the Alaska and Texas properties.

       Sales and marketing expenses increased $19.5 million (47.4%) due primarily to a $6.3 million increase in sales commissions paid to agents due to an increase in the number of units sold; a $7.5 million increase in advertising and sales promotion expenses; and a $3.3 million increase in costs incurred in selling products and services in retail locations primarily due to an increase in the number of retail locations.

       Depreciation and amortization decreased $1.7 million (3.4%), primarily due to the sale of the Alaska and Texas properties.

Other Operations

                                                            Nine months
                                                        ended September 30,
-------------------------------------------------------------------------------
                                                    2000                  1999
-------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Operating revenues
     Long distance                             $   77,001                59,043
     Internet                                      16,423                12,612
     Call center                                    3,759                 8,899
     Other                                         12,163                12,598
-------------------------------------------------------------------------------
                                                  109,346                93,152
-------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses          81,331                70,556
     Depreciation and amortization                  3,724                 3,361
--------------------------------------------------------------------------------
                                                   85,055                73,917
-------------------------------------------------------------------------------

Operating income                               $   24,291                19,235
===============================================================================

       Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000) and security monitoring operations. The $18.0 million increase in long distance revenues was attributable to the growth in the number of customers and increased minutes of use per customer. The number of long distance customers as of September 30, 2000 and 1999 was 347,200 and 285,500, respectively. Internet revenues increased $3.8 million due primarily to a $3.5 million increase due to growth in the number of customers and a $2.0 million increase due to Internet operations acquired in late 1999 and mid-2000. Such increases were partially offset by a $2.3 million decrease due to the May 1999 sale of the Company's Alaska Internet operations. The $5.1 million decrease in call center revenues was due to the planned phase-out of the Company's third-party call center operations during 2000.

       Cost of sales and operating expenses increased $10.8 million (15.3%) primarily due to an increase of $9.6 million in expenses of the Company's long distance operations primarily due to increased minutes of use due to an increase in the number of customers and a $6.3 million increase in expenses associated with expanding the Company's Internet operations. Such increases were partially offset by a $4.0 million reduction in expenses due to the winding down of the Company's third party call center operations during 2000 and a $2.6 million decrease due to the 1999 sale of the Company's Alaska Internet operations.

       The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its fiber network and competitive local exchange carrier businesses.

Interest Expense

       Interest expense increased $5.5 million in the first nine months of 2000 compared to the first nine months of 1999. Interest expense incurred in 2000 related to the Verizon acquisitions indebtedness was $13.5 million. Such increase was substantially offset by lower interest expense due to a decrease in outstanding indebtedness prior to the Verizon acquisitions.


Income from Unconsolidated Cellular Entities

       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $7.5 million (28.0%) in the first nine months of 2000 primarily due to the Company's proportionate share ($5.3 million) of non-cash charges that were recorded in the first quarter of 2000 by two cellular entities in which the Company owns a minority interest. The remaining decrease was primarily due to decreased earnings of certain cellular entities in which the Company owns a minority interest.

Minority Interest

       Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings or loss of the Company's majority-owned and operated cellular entities and majority-owned subsidiaries. Minority interest decreased $17.5 million during the first nine months of 2000 compared to the same period in 1999 primarily due to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties recorded in the first nine months of 1999. Excluding the effect of this gain, minority interest decreased $2.6 million primarily due to the decreased profitability of the Company's majority-owned and operated cellular entities.

Gain on Sale of Assets

       In the first nine months of 2000, the Company recorded pre-tax gains aggregating $20.6 million. Approximately $9.9 million ($5.2 million after-tax; $.04 per diluted share) was due to the sale of the assets of the Company's remaining Alaska cellular operations and approximately $10.7 million ($6.4 million after-tax; $.05 per diluted share) was due to the sale of the Company's minority interest in a cellular partnership.

       In the first nine months of 1999, the Company recorded pre-tax gains aggregating $51.2 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after-tax; $.04 per diluted share) was due to the sale of the Companys remaining common shares of MCIWorldCom, Inc. Of the remaining $40.8 million, $39.6 million of the pre-tax gains ($7.8 million loss after-tax; ($.05) per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. For additional information, see Note 4 of Notes to Consolidated Financial Statements and Minority Interest.

Other Income and Expense

       Other income and expense decreased $4.2 million in the first nine months of 2000 compared to the first nine months of 1999, primarily due to a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with the Verizon acquisitions. Such decrease was partially offset by a $3.7 million increase in interest income.



Income Tax Expense

       Income tax expense decreased $33.4 million in the first nine months of 2000 compared to the first nine months of 1999. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 41.2% and 40.1% for the nine months ended September 30, 2000 and 1999, respectively.


                         LIQUIDITY AND CAPITAL RESOURCES


       Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide a substantial portion of its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

       Net cash provided by operating activities was $437.5 million during the first nine months of 2000 compared to $290.5 million during the first nine months of 1999. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

       Net cash used in investing activities was $1.753 billion for the nine months ended September 30, 2000. Net cash provided by investing activities was $211.7 million for the nine months ended September 30, 1999. Cash used for acquisitions was $1.541 billion in 2000 (substantially all of which relates to the Verizon acquisitions) compared to $16.8 million in 1999. Proceeds from the sale of assets were $29.5 million in the first nine months of 2000 compared to $453.9 million in the first nine months of 1999. Payments for property, plant and equipment were $45.7 million more in the first nine months of 2000 than in the comparable period during 1999. Capital expenditures for the nine months ended September 30, 2000 were $157.8 million for telephone, $38.9 million for wireless and $85.9 million for other operations.

       Revised budgeted capital expenditures for 2000 total $235 million for telephone operations, $65 million for wireless operations and $125 million for other operations. Anticipated capital expenditures for 2001 are expected to be approximately $525 million.

       Net cash provided by (used in) financing activities was $1.331 billion during the first nine months of 2000 compared to ($470.7) million during the first nine months of 1999. Net proceeds from the issuance of debt were $1.810 billion more during the first nine months of 2000 compared to the first nine months of 1999 primarily due to an increase in borrowings due to the purchase of assets from Verizon. In addition, payments of debt were higher in 1999 than in 2000 primarily due to the use of proceeds from the sale of assets.

       On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon Communications, Inc. (successor to GTE Corporation) ("Verizon") in four separate transactions for approximately $1.5 billion in cash. See Note 5 of Notes to Consolidated Financial Statements for additional information. To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its new $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., as lenders, and Banc of America Securities LLC and Salomon Smith Barney Inc., as arrangers, and borrowed $300 million on a floating-rate basis under its existing credit facility with Bank of America, N.A.

       On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The net proceeds of approximately $908 million were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.



       As of September 30, 2000, CenturyTel's telephone subsidiaries had available for use $129.5 million of commitments for long-term financing from the Rural Utilities Service and the Company had $327.1 million of undrawn committed bank lines of credit. In addition, in late October 2000 the Company implemented a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time.

       As described further in Item 5 to this Report, the Company has agreed to sell certain operating licenses for an aggregate of $205 million, which the Company expects to receive in installments during 2001 and 2002

       On September 19, 2000, Moody's Investors Service ("Moody's") lowered CenturyTel's long-term debt rating to Baa2 (with a stable outlook) from Baa1 and on September 20, 2000, Standard & Poor's ("S&P") affirmed its rating of CenturyTel's long-term debt of BBB+ (with a negative outlook). The Company's commercial paper program, initiated in late October 2000 is rated P2 by Moody's and A2 by S&P.


                                  OTHER MATTERS

Accounting for the Effects of Regulation

       The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $320 million and $370 million (exclusive of the recently acquired Verizon properties.)

Accounting Pronouncements

       In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. Based on the Company's current use of derivatives, SFAS 133 is not expected to materially impact the Company's financial position or results of operations.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and deferred costs in the financial statements. SAB 101 is effective beginning in the fourth quarter of 2000. Based on the Company's current revenue recognition policies, SAB 101 is not expected to materially impact the Company's financial position or results of operations.



Regulatory Matters

       On October 20, 2000, a comprehensive reform plan designed to address access rates, universal service, rate of return and separations was filed with the Federal Communications Commission ("FCC") by a Multi Association Group representing small and mid-sized telephone companies that currently are regulated under traditional rate of return mechanisms. The plan attempts to mirror certain principles of the access charge reform plan implemented by the FCC for price cap companies in mid-1999. The plan, as filed, would create more efficient cost recovery under the FCC's access charge reform system while making universal support more explicit and enforcing the geographic averaging requirements of the Telecommunication Act of 1996. The plan also proposes to remove the current caps on high cost loop support. Under the plan, companies will have a five-year period to transition from their existing forms of rate of return regulation to a new form of incentive regulation. If adopted in its current form, the plan would not have a material effect on the Company's level of operating revenues or results of operations; however, until the plan undergoes the rulemaking procedures of the FCC, it is premature to assess the ultimate impact this proposal will have on the Company. There can be no assurance that the plan, in its final form, will not have a material effect on the Company's results of operations.


       In connection with authorizing the Company's acquisition from Verizon of telephone properties in Wisconsin, the Wisconsin Public Service Commission indicated its intent to review the possibility of regulating all of the Company's Wisconsin local exchange carriers on an unitary basis, which would reduce the Company's revenues in Wisconsin (unless and to the extent the Company could mitigate these reductions through rate adjustments or other revenue enhancements approved by the Wisconsin Public Service Commission).


                                  CenturyTel, Inc.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

       The Company is not exposed to material future earnings or cash flow exposures from changes in interest rates on long-term debt obligations since the majority of the Company's long-term debt obligations are fixed rate. At September 30, 2000, the fair value of the Company's long-term debt was estimated to be $3.2 billion based on the overall weighted average rate of the Company's long-term debt of 7.3% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 73 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $128.9 million decrease in fair value of the Company's long-term debt.

       In the first quarter of 2000, the Company entered into interest rate hedge contracts designed to reduce its interest rate risk with respect to $500 million of long-term public debt that it ultimately expected to incur in connection with providing long-term financing for its Verizon acquisitions. The Company recorded a $7.9 million charge in the third quarter of 2000 related to the settlement of certain of these hedge contracts.



                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.


Item  5.  Other Information

          On November 3, 2000, the Company entered into a definitive agreement with Leap Wireless International, Inc. to sell 30 PCS (Personal Communication Service) operating licenses for an aggregate of $205 million. The licenses cover markets with an aggregate population of approximately seven million in five states. The transaction is expected to close in the first quarter of 2001, subject to (i) approval of the Federal Communications Commission, (ii) receipt of certain partnership approvals and (iii) certain other closing conditions.

          Approximately $119 million of the purchase price will be delivered at closing.The remaining $86 million will be in the form of a promissory note bearing 10% interest per annum.$74 million of the note is payable within nine months after the issuance of the note with the remainder payable in 2002 upon maturity of the note. These receipts will be used to pay down indebtedness incurred in connection with the Company's recent acquisitions of properties from Verizon Communications, Inc. The Company's aggregate net proceeds (after taxes and payments to minority investors) are estimated to be approximately $125 million. The Company will record a pre-tax gain of approximately $190 million in the period in which the transaction closes.

Item 6.   Exhibits and Reports on Form 8-K

       A.   Exhibits

            4.1 Amendment No. 2, dated and effective as of June 30, 2000, to the Rights Agreement by and between the Registrant and Computershare Investor Services, LLC, as rights agent

            4.2 Form of the Registrant's 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000

            4.3 Form of the Registrant's 7.750% Remarketable Senior Notes, Series I, due 2012, issued October 19, 2000 (the "Remarketable Notes")

            4.4 Remarketing Agreement, dated as of October 19, 2000, between the Registrant and Banc of America Securities LLC, as remarketing agent for the Remarketable Notes

            11     Computations of Earnings Per Share.

            27 Financial Data Schedule as of and for the nine months ended September 30, 2000.

       B.   Reports on Form 8-K

            (i) The following item was reported in the Form 8-K filed August 1, 2000.

                   Item 5. Other Events - News release announcing second quarter 2000 results of operations.

            (ii) The following item was reported in the Form 8-K filed August 15, 2000.

                   Item 2. Acquisition or Disposition of Assets - Acquisition of certain assets from Verizon Communications, Inc. in Arkansas and Missouri.

            (iii) The following items were reported in the Form 8-K filed October 5, 2000.

                   Item 2. Acquisition or Disposition of Assets - Consummation by the Company of the final two of its four acquisitions of assets from Verizon Communications, Inc.

                   Item 5. Other Events - (i) Company announcement concerning third quarter 2000 expected operating results and (ii) update of CenturyTel's debt ratings.

                   Item 7. Financial Statements and Exhibits - (i) Financial statements of properties acquired from Verizon Communications Inc. and (ii) Unaudited pro forma consolidated condensed financial information related to the Verizon acquisitions.



                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 CenturyTel, Inc.



Date: November 14, 2000                          /s/ Neil A. Sweasy
                                                 -------------------------
                                                 Neil A. Sweasy
                                                 Vice President and Controller
                                                 (Principal Accounting Officer)