Form 10-K
period 2000-12-31
CENTURYTEL INC
filed 2001-03-22
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 2001, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $4.0 billion. As of February 28, 2001, there were 140,974,996 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 2001 annual meeting of shareholders are incorporated in Part III of this Report.

                                     PART I

Item 1.       Business

      General. CenturyTel, Inc. ("CenturyTel") is a regional integrated communications company engaged primarily in providing local exchange telephone services and wireless communications services. For the year ended December 31, 2000, local exchange telephone operations and wireless operations provided 68% and 24%, respectively, of the consolidated revenues of CenturyTel and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

      At December 31, 2000, the Company's local exchange telephone subsidiaries operated over 1.8 million telephone access lines, primarily in rural, suburban and small urban areas in 21 states, with the largest customer bases located in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana and Colorado. According to published sources, the Company is the eighth largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

      At December 31, 2000, the Company's majority-owned and operated cellular systems (i) served approximately 751,000 customers in 19 Metropolitan Statistical Areas ("MSAs") and 22 Rural Service Areas ("RSAs") in Michigan, Louisiana, Arkansas, Mississippi, Wisconsin and Texas and (ii) had access to approximately 7.6 million cellular pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof). At December 31, 2000, the Company also owned minority equity interests in 10 MSAs and 16 RSAs, representing approximately 1.9 million cellular pops. According to data derived from published sources, the Company is the eighth largest cellular telephone company in the United States based on the Company's 9.5 million aggregate pops. For more information, see "Wireless Operations."

      The Company also provides long distance, Internet access, competitive local exchange carrier, broadband data, security monitoring, and other communications and business information services in certain local and regional markets. For more information, see "Other Operations."

      Recent acquisitions and dispositions. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon Communications, Inc. (successor to GTE Corporation) ("Verizon") in four separate transactions for approximately $1.5 billion in cash. Under these transactions:

o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $842 million in cash.

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. As of December 31, 2000, the Company owned 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $197 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and own these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

      In August 2000, the Company acquired the assets of CSW Net, Inc., a regional Internet service provider that offers dial-up and dedicated Internet access, and web site and domain hosting to more than 14,000 customers in 28 communities in Arkansas.

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

      In May 1998, the Company sold the undersea cable operations acquired in the December 1, 1997 Pacific Telecom, Inc. ("PTI") acquisition for approximately $61.8 million cash. In May 1999, the Company sold substantially all of its Alaska telephone and wireless operations that it had acquired from PTI for approximately $300 million after-tax. In February 2000, the Company sold its interest in Alaska RSA #1 which completed the Company's divestiture of its Alaska operations.

      In November 2000, the Company entered into a definitive agreement with Leap Wireless International, Inc. to sell 30 PCS (Personal Communications Service) operating licenses for an aggregate of $205 million. The transaction is expected to close late in the first quarter of 2001, subject to (i) approval of the Federal Communications Commission and (ii) certain other closing conditions. Approximately $119 million of the purchase price will be delivered at closing. The remaining $86 million will be payable in the form of a promissory note bearing 10% interest per annum. $74 million will be payable within nine months after the issuance of the note with the remainder payable in 2002 upon maturity of the note.

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

      Other. As of December 31, 2000, the Company had approximately 6,860 employees, approximately 1,270 of whom were members of 17 different bargaining units represented by the International Brotherhood of Electrical Workers, the Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

      CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.

                              TELEPHONE OPERATIONS

      According to published sources, the Company is the eighth largest local exchange telephone company in the United States, based on the more than 1.8 million access lines it served at December 31, 2000. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominately rural, suburban and small urban markets in 21 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 2000 and 1999.

                     December 31, 2000                 December 31, 1999
--------------------------------------------------------------------------------
                 Number of           Percent of     Number of        Percent of
   State         access lines       access lines    access lines    access lines
--------------------------------------------------------------------------------

Wisconsin            498,234  (1)         28%            358,768          28%
Arkansas             278,155              15              45,675           4
Washington           189,341              11             183,759          14
Missouri             129,944  (2)          7                   -           -
Michigan             114,325               6             112,468           9
Louisiana            103,091               6             100,967           8
Colorado              95,509               5              91,446           7
Ohio                  85,308               5              83,287           7
Oregon                79,663               5              78,210           6
Montana               65,966               4              63,867           5
Texas                 51,387               3              48,144           4
Minnesota             30,910               2              30,583           2
Tennessee             27,781               2              26,917           2
Mississippi           23,435               1              21,844           2
New Mexico             6,295               -               6,354           1
Idaho                  6,197               -               6,040           1
Indiana                5,425               -               5,266           -
Wyoming                5,108               -               4,841           -
Iowa                   2,048               -               1,997           -
Arizona                1,920               -               1,936           -
Nevada                   523               -                 498           -
--------------------------------------------------------------------------------
                   1,800,565             100%          1,272,867         100%
================================================================================

(1) Approximately 61,750 of these lines are owned and operated by CenturyTel's 89%-owned affiliate.
(2) These lines are owned and operated by CenturyTel's majority-owned affiliate, of which CenturyTel owned 57.1% at December 31, 2000 and 75.7% as of the date of this Report.

      As indicated in the following table, the Company has experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the July and September 2000 acquisitions of telephone properties from Verizon, the December 1997 acquisition of PTI, the acquisitions of other telephone properties and the expansion of services. A portion of the Company's access line growth was offset by the May 1999 sale of the Company's Alaska telephone operations.

                                               Year ended or as of December 31,
-----------------------------------------------------------------------------------------------
                                   2000         1999         1998         1997         1996
-----------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Access lines                     1,800,565    1,272,867     1,346,567    1,203,650      503,562
   % Residential                        76%          75            74           74           77
   % Business                           24%          25            26           26           23
Operating revenues           $   1,253,969    1,126,112     1,077,343      526,428      450,082
Capital expenditures         $     275,523      233,512       233,190      115,854      110,147
-----------------------------------------------------------------------------------------------

      Future growth in telephone operations is expected to be derived from (i) acquiring additional telephone properties, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services made possible by advances in technology, improvements in the Company's infrastructure and changes in regulation. For information on developing competitive trends, see "-Regulation and Competition."

Services

      The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                       2000             1999             1998
--------------------------------------------------------------------------------

Local service                          32.6%             31.4             30.8
Network access                         58.0              58.1             58.4
Other                                   9.4              10.5             10.8
--------------------------------------------------------------------------------
                                      100.0%            100.0            100.0
================================================================================

      Local service. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Internal access line growth during 2000, 1999 and 1998 was 2.8%, 4.8% and 4.7%, respectively. The decrease in internal access line growth during 2000 was partially due to disconnecting service to customers for non-payment and the replacement of lines with high-speed data circuits.

      The installation of digital switches, high-speed data circuits and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services and to thereby increase utilization of existing access lines. In 2000 the Company continued to expand its list of premium services (such as voice mail) offered in certain service areas and aggressively marketed these services.

      Network access. Network access revenues primarily relate to services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company's facilities to originate and terminate interstate and intrastate long distance telephone calls. The Company's access charges are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges prescribed by the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association ("NECA"), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purposes.

      Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on access tariffs, which are subject to state regulatory commission approval. Additionally, certain of the Company's intrastate network access revenues, along with intrastate and intra-LATA (Local Access and Transport Areas) long distance revenues, are derived through revenue sharing arrangements with other LECs.

      The Company is installing fiber optic cable in certain of its high traffic routes and provides alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 2000, the Company's telephone subsidiaries had over 10,000 miles of fiber optic cable in use.

      Other. Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies and (iii) participating in the publication of local directories.

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

Federal Financing Programs

      Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") or the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (such rates ranged from 6.01% to 6.05% for the RTB's fiscal year ended September 30, 2000), and in some cases makes loans concurrently with RUS loans. Much of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries that have borrowed from government agencies generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial covenants are met.

      For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

      Traditionally, LECs have operated as regulated monopolies. Consequently, most of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telephone industry. Although CenturyTel anticipates that these trends towards reduced regulation and increased competition will continue, it is difficult to determine the form or degree of future regulation and competition in the Company's service areas.

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

      In recent years, state legislatures and regulatory commissions in most of the states in which the Company has substantial operations have either reduced the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Louisiana and several other states have passed legislation or issued regulatory rulings which permit LECs to opt out of rate of return regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, most of the Company's Wisconsin telephone subsidiaries, with the exception of the recently acquired properties, have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. Other states have imposed new regulatory models that do not rely on "rate of return" regulation. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

      A portion of the Company's telephone operations in Wisconsin have been regulated under an alternative regulation plan since June 1996. In late 1999 and early 2000, most of the Company's remaining Wisconsin telephone subsidiaries agreed to be subject to alternative regulation plans. Each of these plans has a five-year term and permits the Company to adjust local rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. These plans also include initiatives designed to promote competition. Although the Company believes that these plans will be favorable in the future as additional revenue streams are added and cost efficiencies are obtained, these plans slowed revenue growth during 2000 because they are more closely tied to access line growth rather than minutes of use growth, which has traditionally grown at a faster rate than access lines. There can be no assurance that current or future alternative regulation plans will not reduce revenue growth in the future. For a discussion of the Company's pending rate proceedings with the Wisconsin Public Service Commission, see Item 7 of this Report.

      In 1997 the Louisiana Public Service Commission ("LPSC") adopted a Consumer Price Protection Plan (the "Louisiana Plan"), effective July 1997 and renewed substantially in its same form during 2000, which impacts all of the Company's LECs operating in Louisiana. This form of regulation focuses on price and quality of service. Under the Louisiana Plan, the Company's Louisiana LECs' local rates were frozen for a period of three years and access rates were frozen for a period of two years. The Company's Louisiana LECs have the option to propose a new plan at any time if the LPSC determines that (i) effective competition exists or (ii) unforeseen events threaten the LEC's ability to provide adequate service or impair its financial health. Although the Louisiana Plan has no specified term, the LPSC is required to review it by mid-2003.

      The Company's Arkansas LECs, excluding the newly-acquired Verizon properties, are regulated under an alternative regulation plan adopted in 1997, which initially froze access rates for three years, after which time such rates can be adjusted based on an inflation-based factor. Local service rates can be adjusted without commission approval; however, such rates are subject to commission review if certain petition criteria are met. In addition, since 1995 the Company's Michigan LECs have been subject to a regulatory structure that focuses on price and quality of service as opposed to traditional rate of return regulation, and which relies more on existing federal and state law regarding antitrust consumer protection and fair trade to provide safeguards for competition and consumers.

      Notwithstanding   the  movement  towards   deregulation,   LECs  operating
approximately 68% of the Company's total access lines continue to be subject to "rate of return" regulation. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates.

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

      On October 20, 2000, a proposed comprehensive reform plan designed to address access rates, universal service, rate of return and separations was filed with the FCC by a Multi Association Group representing small and mid-sized telephone companies that currently are regulated under traditional rate of return mechanisms. The proposed plan attempts to mirror certain principles of the access charge reform plan implemented by the FCC for price cap companies in mid-1999. Under this plan, companies would have a five-year period to transition from their existing forms of rate of return regulation to a new form of incentive regulation. If adopted in its current form, the plan would not have a material effect on the Company's operating revenues or results of operations; however, until the plan is finalized under the rulemaking procedures of the FCC, it is premature to assess the ultimate impact this proposal will have on the Company. There can be no assurance that the plan, in its final form, will not have a material effect on the Company's results of operations.

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

      The 1996 Act authorized the establishment of new federal and state universal service funds to provide continued support to eligible telecommunications carriers. Substantially all of the Company's LECs has been designated eligible to receive continued support by its respective state regulatory agency. These new suppport funds are intended to replace existing federal support mechanisms that are based on historical cost models. The FCC has established a task force to recommend how universal service support should be administered for rural LECs. This task force has recommended a modified embedded cost model which, if adopted in its current form, would not have a material effect on the Company's consolidated revenues or results of operations. However, if the FCC implements new universal support mechanisms for rural carriers, including substantially all of the Company's LECs, based on forward-looking cost models (as it did for non-rural carriers in October 1999), the Company's consolidated revenues could be negatively impacted. Until new support mechanisms are finalized under the FCC's rulemaking procedures, there can be no assurance that the universal service support mechanism ultimately adopted by the FCC will not negatively affect the Company's operations. During 2000 and 1999 the Company's telephone subsidiaries received $146.4 million (of which $8.3 million related to the Company's recently-acquired Verizon operations) and $127.5 million (of which $5.2 million related to the Alaska based operations which were disposed of in mid-1999), respectively, from the federal Universal Service Fund, representing 7.9% and 7.6%, respectively, of the Company's consolidated revenues for 2000 and 1999. In addition, the Company's telephone subsidiaries received $30.7 million and $19.5 million in 2000 and 1999, respectively, from intrastate support funds. For additional information, see Item 7 of this report.

      In 1997, the FCC also established new programs to provide discounted telecommunications services annually to schools, libraries and rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. The Company's LECs recover their funding contributions in their rates for interstate services. The Company's contribution by its cellular and long distance operations, which is passed on to its customers, was approximately $3.7 million in 2000 and $3.9 million in 1999.

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

      Certain long distance carriers continue to request that certain of the Company's LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. There is no assurance that these requests or initiatives will not result in decreased access revenues.

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

      As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide
"unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate their physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. Under the 1996 Act's rural telephone company exemption, substantially all of the Company's telephone subsidiaries are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a request meeting certain criteria. In mid-2000, a federal appellate court overturned portions of the FCC's 1996 interconnection order that sought to place the burden of proving the continuing availability of this exemption on rural LECs. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Although portions of the FCC's August 1996 interconnection order have survived judicial challenge, the FCC has neither completed its interconnection rulemaking nor issued rules on universal service or access reform for rural carriers. Management believes that competition in its telephone service areas has increased and will continue to increase as a result of the 1996 Act, although the form and degree of competition cannot be ascertained until such time as the FCC (and, in certain instances, state regulatory commissions) adopts final and nonappealable implementing regulations.

      In addition to these changes in federal regulation, all of the 21 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business. As a result of these regulatory developments, incumbent LECs ("ILECs") increasingly face competition from competitive local exchange carriers ("CLECs"), particularly in high population areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities.

      The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased substantially, especially in the Company's newly-acquired Verizon markets, and it is anticipated that similar action may be taken by others in the future.

      In addition to facing direct competition from CLECs, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs' networks. Customers may also use wireless or Internet voice service to bypass ILECs' switching services. In addition, technological and regulatory developments have increased the feasibility of competing services offered by cable television companies, several of whom are pursuing these opportunities. Other potential sources of competition include noncarrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on few of the ILECs' access lines. The Company anticipates that all these trends will continue and lead to increased competition with the Company's LECs.

      Historically, cellular telephone services have complemented traditional LEC services. However, existing and emerging wireless technologies increasingly compete with LEC services. The Company anticipates this trend will continue, particularly if wireless service rates continue to drop. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Wireless Operations - Regulation and Competition."

      Historically, ILECs earned all or substantially all of the toll revenues associated with intra-LATA long distance calls. Principally as a result of recent state regulatory changes, companies offering competing toll services have emerged in the Company's local exchange markets.

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

      The Company anticipates that the traditional operations of LECs will continue to be impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of long distance companies, CLECs, wireless companies, cable television companies and others to provide competitive LEC services. Competition relating to services traditionally provided solely by LECs has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

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


                               WIRELESS OPERATIONS

      At December 31, 2000, the Company had access to approximately 9.5 million cellular pops, of which 65% were applicable to MSAs and 35% were RSA pops. According to data derived from published sources, the Company is the eighth largest cellular telephone company in the United States based on the Company's
9.5 million pops.

Cellular Industry

      The cellular telephone industry has been in existence for over 16 years in the United States. The industry has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, at June 2000 there were estimated to be over 97 million wireless customers across the United States.

      Initially, all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more secure. Digital service is now available in 100% of the Company's MSA markets and approximately 65% of its RSA markets. Approximately 19% of the Company's cellular customers currently subscribe to digital services. As discussed further below, several large wireless carriers have taken initial steps to develop "next generation" technologies capable of providing enhanced digital wireless services. For additional information, see "-Regulation and Competition-Developments Affecting Wireless Competition."

Construction and Maintenance

      The construction and maintenance of cellular systems is capital intensive. Although the Company's MSA and RSA systems have been operational for many years, the Company has continued to add cell sites to increase coverage, provide additional capacity, and improve the quality of these systems. In 2000 the Company completed construction of 47 cell sites in its majority-owned markets. At December 31, 2000, the Company operated 743 cell sites in its majority-owned markets.

      Over the past several years the Company has upgraded most of its wireless systems to be capable of providing digital service under the Time Division Multiple Access ("TDMA") standard, which is one of the four primary digital cellular standards currently used worldwide. The Company intends to continue installing digital voice transmission facilities in other markets in 2001. See "-Regulation and Competition-Developments Affecting Wireless Competition." Capital expenditures related to majority-owned and operated wireless systems totaled approximately $58.5 million in 2000. Such capital expenditures for 2001 are anticipated to be approximately $70 million.

Strategy

      The Company's business development strategy for its wireless operations is to secure operating control of service areas that are geographically clustered. Clustered systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 46% of the Company's customers are in a single, contiguous cluster of eight MSAs and nine RSAs in Michigan; another 25% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

      The Company has also traditionally targeted roaming service revenues, which are derived from calls made in one of the Company's service areas by customers of other cellular carriers from other service areas. In exchange for providing roaming service to customers of other carriers, the Company has traditionally charged premium rates to most of these other carriers, who then frequently pass on some or all of these premium rates to their own customers. The Company's Michigan, Louisiana and Mississippi cellular properties provide service to various interstate highway corridors. As indicated elsewhere in Items 1 and 7 of this Report, the Company has increasingly received pressure from other cellular operators to reduce substantially its roaming rates. See "-Services, Customers and System Usage."

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

      The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or an incentive payment to a direct sales employee. In addition, the Company discounts the cost of cellular telephone equipment sold to its customers, and periodically runs promotions which waive certain fees or provide some amount of free service to new subscribers. The average cost of acquiring each new customer ($289 in 2000) remains one of the larger expenses in conducting the Company's wireless operations. In recent years, the Company has sought to lower this average cost by focusing more on its direct distribution channels. The Company opened its first retail outlet in 1994, and currently operates 143 such outlets. During 2000, approximately 65% of new cellular customers were added through direct distribution channels, up from 37% during 1996.

      Because most of the Company's cellular markets are located in rural, suburban or small urban areas, the Company believes that most of its customers typically require only local or regional services. The Company lacks the facilities and national brand name necessary to compete effectively for business customers requiring nationwide services, and the Company does not actively target these customers in its marketing campaigns. See "-Regulation and Competition."

Services, Customers and System Usage

      There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable, and hand-held portable cellular telephones. The Company typically purchases cellular phones in bulk, and typically resells them at a loss to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer.

      The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different customer requirements. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, it currently offers plans which include features such as unlimited toll calls and unlimited weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, three-way calling and no- answer transfer. The Company also offers voice message service in its markets.

      Cellular customers come from a wide range of occupations and typically include a large proportion of individuals who work outside of their office. In recent years, the individual consumer market has generated a majority of new customer additions. The Company's average monthly cellular revenue per customer declined to $49 in 2000 from $53 in 1999 and $57 in 1998. Such average revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated, (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. See "-Regulation and Competition."

      The  Company  has  entered  into  "roaming  agreements"   nationwide  with
operators of other cellular systems that permit each company's respective customers to place or receive calls outside of their home market area. The charge to a non-Company customer for this service has traditionally been at premium rates, and is billed by the Company to the customer's service provider, which then bills the customer. In most instances, based on competitive factors and financial considerations, the Company charges an amount to its customers that is equal to or lower than the amount actually charged by the cellular carrier providing the roaming service. Within the past two years, several large nationwide cellular providers have introduced rate plans that offer roaming coverage (provided through other carriers) at the same rate as service within the customer's home market area. To defray the cost of these plans, these providers have exerted substantial pressure on other cellular providers, including the Company, to reduce their roaming fees. The Company anticipates that competitive factors and industry consolidation will continue to place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

      Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A significant portion of the churn in the Company's markets is due to the Company disconnecting service to cellular customers for nonpayment of their bills. In addition, the Company faces substantial competition from the other wireless providers, including PCS providers. The Company's average monthly churn rate, excluding prepaid customers, in its majority-owned and operated markets was 1.95% in 2000 and 2.02% in 1999. The Company is attempting to lower its churn rate by increasing its proactive customer service efforts and implementing additional customer retention programs.

      During recent years, the Company's cellular subsidiaries experienced strong subscriber growth in the fourth quarter, primarily due to holiday season sales.

      The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                                                      Year ended or at December 31,
--------------------------------------------------------------------------------------------------------
                                                                 2000             1999            1998
--------------------------------------------------------------------------------------------------------

Majority-owned and operated MSA and RSA systems (Note 1):
      Cellular systems operated                                      41              42               44
      Cell sites                                                    743             711              644
      Population of systems operated (Note 2)                 8,219,411       8,267,140        9,026,150
      Customers (Note 3):
         At beginning of period                                 707,486         624,290          569,983
         Gross units added internally                           339,247         240,084          214,767
         Disconnects                                            284,880         146,325          160,460
         Net units added internally                              54,367          93,759           54,307
         Effect of property dispositions                        (10,653)        (10,563)               -
         At end of period                                       751,200         707,486          624,290
      Market penetration at end of period (Note 4)                 9.1%             8.6              6.9
      Churn rate (Note 5)                                         1.95%            2.02             2.23

Average monthly service revenue
  per customer                                             $         49              53               57
Construction expenditures (in thousands)                   $     58,468          58,760           57,326
--------------------------------------------------------------------------------------------------------

For additional information, see "- The Company's Wireless Interests."

Notes:

1. Represents the number of systems in which the Company owned at least a 50% interest. The revenues and expenses of these markets, all of which are operated by the Company, are included in the Company's consolidated operating revenues and operating expenses.
2. Based on independent third-party population estimates for each respective year.
3. Represents the approximate number of revenue-generating cellular telephones served by the cellular systems referred to in note 1.
4. Computed by dividing the number of customers at the end of the period by the total population of systems referred to in note 1.
5. Represents the average percentage of customers, excluding prepaid customers, that were disconnected per month.

The Company's Wireless Interests

     Cellular interests. The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 2000:

                                                                The           Other
                                  2000                        Company's      cellular
                               population    Ownership         pops at       operator
                                (Note 1)     percentage       12/31/00       (Note 2)
---------------------------------------------------------------------------------------------

Majority-owned and operated MSAs
--------------------------------

Pine Bluff, AR                   80,281       100.00%          80,281         Cingular
Texarkana, AR/TX                135,898        89.00          120,949         AT&T
Alexandria, LA                  146,312       100.00          146,312         Centennial
Monroe, LA                      146,578        87.00          127,523         AT&T
Shreveport, LA                  377,761        87.00          328,652         AT&T
Battle Creek, MI                196,796        97.00          190,892         Centennial
Benton Harbor, MI               159,535        97.00          154,749         Centennial
Grand Rapids, MI                787,798        97.00          764,164         Verizon
Jackson, MI                     157,913        97.00          153,176         Centennial
Kalamazoo, MI                   306,384        97.00          297,192         Centennial
Lansing-E. Lansing, MI          519,292        97.00          503,713         Verizon
Muskegon, MI                    193,840        97.00          188,025         Verizon
Saginaw-Bay City-
  Midland, MI                   400,325        91.70          367,098         Verizon
Biloxi-Gulfport, MS (Note 4)    235,582        96.45          227,222         Cellular South
Jackson, MS  (Note 4)           435,366        90.22          392,779         MCTA
Pascagoula, MS   (Note 4)       134,358        89.20          119,851         Cellular South
Appleton-Oshkosh-
  Neenah, WI                    502,946        98.85          497,151         U.S. Cellular
Eau Claire, WI                  144,884        55.50           80,411         American Cellular
LaCrosse, WI                    102,624        95.00           97,493         U. S. Cellular
---------------------------------------------------------------------
                              5,164,473                     4,837,633
---------------------------------------------------------------------

Minority-owned MSAs  (Note 3)
-----------------------------


Little Rock, AR                 562,766        36.00%         202,596
Lafayette, LA                   268,286        49.00          131,460
Detroit, MI                   4,803,771         3.20          153,625
Flint, MI                       510,354         3.20           16,321
Rochester, MN                   120,080         2.93            3,518
Austin, TX                    1,085,641        35.00          379,974
Dallas-Ft. Worth, TX          4,893,547         0.50           24,468
Sherman-Denison, TX             104,843         0.50              524
Madison, WI                     731,747         9.78           71,558
Milwaukee, WI                 1,982,586        17.96          356,132
---------------------------------------------------------------------
                             15,063,621                     1,340,176
---------------------------------------------------------------------
    Total MSAs               20,228,094                     6,177,809
---------------------------------------------------------------------


                                                               The           Other
                                  2000                        Company's      cellular
                               population    Ownership         pops at       operator
                                (Note 1)     percentage       12/31/00       (Note 2)
-----------------------------------------------------------------------------------------------

Operated RSAs
-------------

Arkansas 2                       87,754        82.00           71,958         Cingular
Arkansas 3                      103,195        82.00           84,620         Cingular
Arkansas 11                      65,468        89.00           58,267         Cingular
Arkansas 12                     183,300        80.00          146,640         Cingular
Louisiana 1                     111,200        87.00           96,744         AT&T
Louisiana 2                     114,514        87.00           99,627         AT&T
Louisiana 3 B2                   95,821        87.00           83,364         Centennial
Louisiana 4                      73,021       100.00           73,021         Centennial
Michigan 1                      196,868       100.00          196,868         American Cellular
Michigan 2                      113,791       100.00          113,791         RFB
Michigan 3                      169,125        48.63           82,244         Unitel
Michigan 4                      137,452       100.00          137,452         RFB
Michigan 5                      164,253        48.63           79,875         Unitel
Michigan 6                      144,166        98.00          141,283         Centennial
Michigan 7                      249,579        56.07          139,940         Centennial
Michigan 8                      104,503        97.00          101,368         Allegan Cellular
Michigan 9                      303,549        43.38          131,680         Centennial
Mississippi 2  (Note 4)         253,145       100.00          253,145         Cingular
Mississippi 5  (Note 4)         157,526       100.00          157,526         Cingular
Mississippi 6  (Note 4)         182,880       100.00          182,880         Cellular South
Mississippi 7  (Note 4)         180,620       100.00          180,620         MCTA
Texas 7 B6                       57,433        89.00           51,115         AT&T
Wisconsin 1                     115,077        42.21           48,571         American Cellular
Wisconsin 2                      85,070        99.00           84,219         American Cellular
Wisconsin 6                     118,257        57.14           67,575         U.S. Cellular
Wisconsin 7                     293,085        22.70           66,536         U.S. Cellular
Wisconsin 8                     239,375        84.00          201,075         U.S. Cellular
---------------------------------------------------------------------
                              4,100,027                     3,132,004
---------------------------------------------------------------------

Non-operated RSAs   (Note 3)
----------------------------

Michigan 10                     137,416        26.00           35,728
Minnesota 7                     171,133         2.93            5,014
Minnesota 8                      65,841         2.93            1,929
Minnesota 9                     131,183         2.93            3,844
Minnesota 10                    233,392         2.93            6,839
Minnesota 11                    207,482         2.93            6,079
Washington 5                     61,860         8.47            5,241
Washington 8                    137,121         7.36           10,086
Wisconsin 3                     143,138        42.86           61,345
Wisconsin 4                     122,361        25.00           30,590
Wisconsin 10                    130,092        22.50           29,271
---------------------------------------------------------------------
                              1,541,019                       195,966
---------------------------------------------------------------------
   Total RSAs                 5,641,046                     3,327,970
---------------------------------------------------------------------
                             25,869,140                     9,505,779
=====================================================================

Notes:

1.   Based on 2000 independent third-party population estimates.
2. Information provided to the best of the Company's knowledge. There is also at least one PCS competitor in each of the operated MSAs and certain of the operated RSAs.
3.   Markets not operated by the Company.
4.   Represents a non-wireline interest. See "Regulation and Competition
     - Cellular licensing and regulation."

      Other wireless interests - Excluding licenses that it is committed to sell, the Company owned at December 31, 2000 (i) licenses to provide personal communications services ("PCS") representing approximately 3.0 million pops and (ii) 36 local multi-point distribution system ("LMDS") licenses representing approximately 12.2 million pops. The Company intends to use a portion of its LMDS licenses in connection with its new competitive local exchange business described below under "Other Operations." The Company is currently evaluating its options with respect to the remainder of these licenses, some of which will lapse if not used by the Company by certain specified dates.

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

Revenue

      The following table reflects the major revenue categories for the Company's wireless operations as a percentage of wireless operating revenues in 2000, 1999 and 1998. Virtually all of these revenues were derived from cellular operations.

                                                2000         1999         1998
--------------------------------------------------------------------------------

Access fees and toll revenues                   74.2%        72.2         74.2
Roaming                                         22.5         25.2         23.6
Equipment sales                                  3.3          2.6          2.2
--------------------------------------------------------------------------------
                                               100.0%       100.0        100.0
================================================================================

      For further information on these revenue categories, see "-Services, Customers and System Usage."

Regulation and Competition

      As discussed below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction, operation, safety, interconnection arrangements, sale and acquisition of cellular telephone systems.

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

      Cellular licensing and regulation. The term "MSA" means a Metropolitan Statistical Area for which the FCC has granted a cellular operating license. The term "RSA" means a Rural Service Area for which the FCC has granted a cellular operating license. During the 1980's and early 1990's, the FCC awarded two 10-year licenses to provide cellular service in each MSA and RSA market. Initially, one license was reserved for companies offering local telephone service in the market (the wireline carrier) and one license was available for firms unaffiliated with the local telephone company (the non-wireline carrier). Since mid-1986, the FCC has permitted telephone companies or their affiliates to acquire control of non-wireline licenses in markets in which they do not hold interests in the wireline license. The FCC has issued a decision that grants a renewal expectancy during the license renewal period to incumbent licensees that substantially comply with the terms and conditions of their cellular authorizations and the FCC's regulations. The licenses for the MSA markets operated by the Company were initially granted between 1984 and 1987, and licenses for operated RSAs were initially granted between 1989 and 1991. Thus far, the Company has received 10-year extensions of all of its licenses that have become subject to renewal since their original grant dates.

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

      In recent years, the FCC has also taken steps to (i) require certain cellular towers and antennas to comply with radio frequency radiation guidelines, (ii) require cellular carriers to work with public safety or law enforcement officials to process 911 calls and conduct electronic surveillance,
(iii) enable cellular subscribers to retain, subject to certain limitations, their existing telephone numbers when they change service providers and (iv) implement portions of the 1996 Act. These initiatives may increase the cost of providing cellular service.

      In addition to regulation of these and other matters by the FCC, cellular systems are subject to certain Federal Aviation Administration tower height regulations concerning the siting and construction of cellular transmitter towers and antennas.

      Cellular operators are also subject to state and local regulation in some instances. Although the FCC has pre-empted the states from exercising jurisdiction in the areas of licensing, technical standards and market structure, certain states require cellular operators to be certified. In addition, some state authorities regulate certain aspects of a cellular operator's business, including certain aspects of pricing, the resale of long distance service to its customers, the technical arrangements and charges for interconnection with the local wireline network, and the transfer of interests in cellular systems. The siting and construction of the cellular facilities may also be subject to state or local zoning, land use and other local regulations, as well as the increasing possibility of local community opposition to new towers.

      Media and other reports have from time to time suggested that radio frequency emissions from wireless handsets and base stations can cause various health problems, and may interefere with electronic medical devices. These concerns received increased scrutiny in 2000 following (i) the June 2000 announcement that the U.S. Food and Drug Administration had agreed to oversee a $1 million industry-funded long-term study of handset emissions and had recommended that users of handsets limit the length of their calls pending completion of the study and (ii) the July 2000 adoption of a policy by the leading industry trade group requiring handset manufacturers to disclose emission levels. No assurance can be given that future research and studies will not demonstrate a link between the radio frequency emissions of wireless handset and base stations and health problems. If such a link is demonstrated, the Company cannot provide assurances that government authorities will not increase regulation of wireless handsets and base stations or that wireless companies will not be held liable for cost or damages associated with these concerns. Moreover, these concerns could materially reduce demand for wireless services, including those offered by the Company.

      A small number of local communities have enacted ordinances restricting or prohibiting the use of wireless phones while driving motor vehicles, and several state and local legislative bodies have proposed legislation to adopt similar laws. In addition, some studies have indicated that using wireless phones while driving may impair drivers' attention. Laws prohibiting or restricting the use of wireless phones while driving could reduce subscriber usage. Additionally, concerns over the use of wireless phones while driving could lead to potential litigation against wireless carriers.

      Developments affecting wireless competition. Competition in the wireless communications industry has increased substantially in recent years due to continued and rapid technological advances in the communications field, coupled with legislative and regulatory changes.

      Several FCC initiatives over the past decade have resulted in the allocation of additional radio spectrum or the issuance of licenses for emerging mobile communications technologies that are competitive with the Company's cellular and telephone operations, including PCS. Although there is no universally recognized definition of PCS, the term is generally used to refer to wireless services to be provided by licensees operating in the 1850 MHz to 1990 MHz radio frequency band using microcells and high-capacity digital technology. In 1996 and early 1997 the FCC auctioned up to six PCS licenses per market. Two 30MHz frequency blocks were awarded for each of the 51 Rand McNally Major Trading Areas ("MTAs"), while one 30MHz and three 10MHz frequency blocks were awarded for each of the 493 Rand McNally Basic Trading Areas ("BTAs"). Additional future auctions of radio spectrum will further intensify competition.

      PCS technology permits PCS operators to offer wireless voice, data, image and multimedia services. The largest PCS providers commenced initial operations in late 1996 and since then have aggressively expanded their operations. These providers have initially focused on larger markets, and have generally marketed PCS as being a competitive service to cellular. Many of these companies have aggressively competed for customers on the basis of price, which has placed downward pressure on cellular prices. There is at least one PCS competitor in each of the Company's operated MSAs and some of its operated RSAs.

      In addition to PCS, current and prospective users of cellular systems may find their communication needs satisfied by other current and developing technologies. Several years ago the FCC authorized the licensees of certain specialized mobile radio service ("SMR") systems (which historically have generally been used by taxicabs and tow truck operators) to configure their systems into digital networks that operate in a manner similar to cellular systems. Such systems are commonly referred to as enhanced specialized mobile radio service ("ESMR") systems. FCC regulations allow up to two ESMR carriers per market. The Company believes that ESMR systems are operating in a few of its cellular markets. One well-established ESMR provider has constructed a nationwide digital mobile communications system to compete with cellular systems. Other similar communication services that have the technical capability to handle wireless telephone calls may provide competition in certain markets, although these services currently lack the subscriber capacity of cellular systems. Paging or beeper services that feature text message and data display as well as tones may be adequate for potential subscribers who do not need to converse directly with the caller. Mobile satellite systems, in which transmissions are between mobile units and satellites, may ultimately be successful in obtaining market share from cellular systems that communicate directly to land-based stations. Other future technological advances or regulatory changes (including additional spectrum auctions) may result in other alternatives to cellular service, thereby creating additional sources of competition.

      Several large wireless carriers have recently taken one or more of the following steps that could impact the Company's competitive position:

o First, several large wireless carriers have merged with other companies or formed marketing alliances or joint ventures in order to enhance their ability to provide nationwide cellular or PCS service under a single brand name. Although the Company believes that most of the customers in its smaller markets require only local or regional services, the Company's wireless operations could be negatively impacted if competitors are successful in marketing their nationwide services in the Company's markets.

o Second, several large wireless carriers have taken initial steps to provide wireless data, short messaging and other enhanced "next generation" digital wireless services. In connection therewith, several large domestic carriers that currently use the TDMA standard have either announced their intention to abandon the TDMA standard or have begun to overlay their TDMA systems with additional network elements permitting packet data transmissions. The Company is evaluating whether the opportunity to derive additional revenues from these enhanced services justify the capital costs necessary to provide these services. If the Company elects to continue to use the TDMA standard or to forego implementation of "next generation" technology or services, there can be no assurance that the Company will be able to receive support from vendors or to compete effectively against companies using different technologies or offering more services.

      Although it is uncertain how competing services and emerging "next generation" technologies will ultimately affect the Company, the Company anticipates that it will continue to face increased competition in its wireless markets.

                                OTHER OPERATIONS

      The Company provides long distance, Internet access, competitive local exchange services, broadband data, security monitoring, cable television and interactive services in certain local and regional markets, as well as certain printing and related services. The results of these operations, which accounted for 8.1% and 6.0%, respectively, of the Company's consolidated revenues and operating income during 2000, are reflected for financial reporting purposes in the "Other operations" section.

      Long distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 2000, the Company provided long distance services to approximately 363,000 customers. Approximately 75% of the Company's long distance revenues are derived from service provided to residential customers. Although the Company owns and operates a long distance switch in LaCrosse, Wisconsin, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

      Internet access. The Company began offering traditional Internet access services to its telephone customers in 1995. At December 31, 2000 the Company provided Internet access services to approximately 108,700 customers in 500 markets in 13 states. These 500 markets represent 64% of the access lines served by the Company's LECs.

      In late 1999, the Company began offering in select markets digital subscriber line ("DSL") Internet access services, a high-speed premium-priced data service. At December 31, 2000 the Company provided DSL service to approximately 6,000 customers in markets that cover approximately 45% of the access lines served by the Company's LECs (exclusive of those lines acquired in mid-2000 in the Verizon acquisitions).

      Competitive local exchange services. In late 2000, the Company began offering competitive local exchange telephone services, coupled with long distance, wireless, Internet access and other Company services, to small to medium-sized businesses in two Louisiana wireless markets. The Company currently plans to target a total of ten new markets by year end 2001, and has budgeted $20 million of capital expenditures for 2001 to enter these markets. The Company expects to incur an operating loss in 2001 of approximately $15 million in connection with providing these services.

      Broadband data. In connection with its long-range plans to sell capacity to other carriers in or near certain of its select markets, the Company expects to complete construction and testing by the second quarter of 2001 of a 650- to 700-mile fiber optic ring connecting several communities in southern and central Michigan.

      Security  monitoring.   The  Company  offers  24-hour  burglary  and  fire
monitoring services to approximately 7,400 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

      Other. The Company also provides audiotext services; printing, database management and direct mail services; and cable television services. The Company is also in the process of developing an integrated billing and customer care system which will enable the Company to offer customers value packaging and produce a single bill for multiple services such as local telephone, wireless, Internet access and long distance. From time to time the Company also makes investments in other domestic or foreign communications companies, the most significant of which to date is a minority investment in a start-up Internet service provider in India.

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

                           FORWARD-LOOKING STATEMENTS

      This report on Form 10-K and other documents filed by the Company under the federal securities laws include, and future oral or written statements or press releases of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on the Company's financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "hopes," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are inherently speculative and are based upon several assumptions concerning future events, many of which are outside of the Company's control. The Company's forward-looking statements, and the assumptions upon which such statements are based, are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

o the Company's ability to timely consummate acquisitions and effectively manage its growth, including without limitation the Company's ability to
      (i) integrate  newly-acquired  operations  into the Company's  operations,
      (ii) attract and retain technological, managerial and other key personnel to work at the Company's Monroe, Louisiana headquarters or regional offices, (iii) achieve projected economies of scale and cost savings, (iv) achieve projected growth and revenue targets developed by management in valuing newly-acquired businesses, (v) upgrade its billing and other information systems and (vi) otherwise monitor its operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

o the risks inherent in rapid technological change, including without limitation (i) the lack of assurance that the Company's ongoing wireless network improvements will be sufficient to meet or exceed the capabilities and quality of competing networks, (ii) technological developments that could make the Company's analog and digital wireless networks uncompetitive or obsolete, such as the risk that the TDMA digital technology used by the Company will be uncompetitive with existing or future "next generation" technologies, and (iii) the risk that technologies will not be developed or embraced by the Company on a timely or cost-effective basis or perform according to expectations.

o the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) changes as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, (ii) greater than anticipated interconnection requests or competition in the Company's predominately rural local exchange telephone markets resulting therefrom, (iii) greater than anticipated reductions in revenues received from the Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets,
      (iv) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and access charge reforms, (v) future judicial or regulatory actions taken in response to the 1996 Act and (vi) future legislation or regulations addressing potential concerns about radio frequency emissions from wireless handsets and base stations, or the potential hazards of using wireless phones while driving motor vehicles.

o the effects of greater than anticipated competition, including (i) competition from competitive local exchange companies or wireless carriers in the Company's local exchange markets and (ii) the inability of the Company's wireless operations to compete against larger nationwide wireless carriers on the basis of price, service coverage area or product offerings, or due to other factors, including technological obsolescence or the lack of marketing or other resources.

o possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for traditional or premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, (iii) lower than anticipated demand for the Company's DSL Internet access services and (iv) reduced demand for the Company's access or billing and collection services.

o the Company's ability to successfully introduce new offerings on a timely and cost-effective basis, including without limitation the Company's ability to (i) expand successfully its long distance and Internet offerings to new markets (including those to be acquired in connection with future acquisitions), (ii) offer bundled service packages on terms attractive to its customers and (iii) successfully initiate competitive local exchange and data services in its targeted markets.

o regulatory limits on the Company's ability to change its prices for telephone services in response to competitive pressures.

o any difficulties in the Company's ability to expand through attractively priced acquisitions, whether caused by financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

o     the  possibility  of the need to make  abrupt and  potentially  disruptive
      changes  in  the  Company's   business   strategies   due  to  changes  in
      competition, regulation, technology, product acceptance or other factors.

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

o     the effects of more general factors, including without limitation:

         - changes in general industry and market conditions and growth rates

         - changes in interest rates or other general national, regional or local economic conditions

         - changes in legislation, regulation or public policy, including changes in federal rural financing programs

         - unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments

         - the continued availability of financing in amounts, and on terms and conditions, necessary to support the Company's operations

         - changes in the Company's relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis

         - changes in the Company's senior debt ratings

         - unfavorable outcomes of regulatory or legal proceedings, including rate proceedings and environmental proceedings

         - losses or unfavorable returns on the Company's investments in other communications companies

         - delays in the construction of the Company's networks

         - changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

      For additional information, see the description of the Company's business included above, as well as Item 7 of this report. Due to these uncertainties, you are cautioned not to place undue reliance upon the Company's forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to update or revise any of its forward-looking statements for any reason.

                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2000 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see notes 2, 4, 5, 12, and 18 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.       Properties.

      The Company's properties consist principally of (i) telephone lines, central office equipment, and land and buildings related to telephone operations, and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 2000 and 1999, the Company's gross property, plant and equipment of approximately $5.9 billion and $4.2 billion, respectively, consisted of the following:

                                                               December 31,
--------------------------------------------------------------------------------
                                                          2000             1999
--------------------------------------------------------------------------------

Telephone operations
   Cable and wire                                         47.7%            45.4
   Central office equipment                               28.0             27.4
   General support                                         5.5              5.9
   Information origination/termination equipment            .9              1.4
   Construction in progress                                2.3              1.9
   Other                                                    .1               .2
--------------------------------------------------------------------------------
                                                          84.5             82.2
--------------------------------------------------------------------------------

Wireless operations
   Cell sites                                              6.2              8.4
   General support                                         1.8              2.3
   Construction in progress                                 .9               .4
   Other                                                     -               .1
--------------------------------------------------------------------------------
                                                           8.9             11.2
--------------------------------------------------------------------------------

Other                                                      6.6              6.6
--------------------------------------------------------------------------------
                                                         100.0%           100.0
================================================================================

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

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
               Stockholder Matters.

      CenturyTel's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:

                                       Sale prices
                                 ----------------------         Dividend per
                                 High               Low         common share
                                 ----               ---         ------------

2000:
     First quarter           $  47.31            32.31             .0475
     Second quarter          $  40.38            24.44             .0475
     Third quarter           $  32.38            25.25             .0475
     Fourth quarter          $  38.50            26.81             .0475


1999:
     First quarter           $  49.00            40.06             .0450
     Second quarter          $  47.63            35.13             .0450
     Third quarter           $  43.88            38.25             .0450
     Fourth quarter          $  48.75            37.56             .0450



      Common stock dividends during 2000 and 1999 were paid each quarter. As of February 28, 2001, there were approximately 5,550 stockholders of record of CenturyTel's common stock.

Item 6.       Selected Financial Data.

      The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2000:

Selected Income Statement Data
                                                                Year ended December 31,
                                        ------------------------------------------------------------------
                                               2000         1999         1998         1997         1996
                                        ------------------------------------------------------------------
                                      (Dollars, except per share amounts, and shares expressed in thousands)
Operating revenues
      Telephone                        $   1,253,969    1,126,112    1,077,343       526,428       450,082
      Wireless                               443,569      422,269      407,827       307,742       250,243
      Other                                  148,388      128,288       91,915        67,351        49,352
                                        ------------------------------------------------------------------
Total operating revenues               $   1,845,926    1,676,669    1,577,085       901,521       749,677
                                        ==================================================================

Operating income (loss)
      Telephone                        $     376,290      351,559      334,604       177,782       156,565
      Wireless                               117,865      133,930      129,124        87,772        67,914
      Other                                   31,258       22,580       16,083         2,216        (1,183)
                                        -------------------------------------------------------------------
Total operating income                 $     525,413      508,069      479,811       267,770       223,296
                                        ===================================================================

Gain on sale or exchange
    of assets, net (pre-tax)           $      20,593       62,808       49,859       169,640           815
                                        ==================================================================

Net income                             $     231,474      239,769      228,757       255,978       129,077
                                        ==================================================================

Basic earnings per share               $        1.65         1.72         1.67          1.89           .96
                                        ==================================================================

Diluted earnings per share             $        1.63         1.70         1.64          1.87           .95
                                        ==================================================================

Dividends per common share             $        .190         .180         .173          .164          .160
                                        ==================================================================

Average basic shares outstanding             140,069      138,848      137,010       134,984       133,400
                                        ==================================================================

Average diluted shares
    outstanding                              141,864      141,432      140,105       137,412       135,980
                                        ==================================================================


Selected Balance Sheet Data

                                                                   December 31,
                                   ------------------------------------------------------------------------
                                       2000            1999            1998           1997           1996
                                   ------------------------------------------------------------------------
                                                              (Dollars in thousands)
Net property, plant and
    equipment                    $  2,959,293       2,256,458      2,351,453      2,258,563       1,149,012
Excess cost of net assets
    acquired, net                $  2,509,033       1,644,884      1,956,701      1,767,352         532,410
Total assets                     $  6,393,290       4,705,407      4,935,455      4,709,401       2,028,505
Long-term debt                   $  3,050,292       2,078,311      2,558,000      2,609,541         625,930
Stockholders' equity             $  2,032,079       1,847,992      1,531,482      1,300,272       1,028,153
                                  -------------------------------------------------------------------------

      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 2000:

                                                                      Year ended December 31,
                                           ------------------------------------------------------------------------
                                               2000            1999            1998           1997           1996
                                           ------------------------------------------------------------------------

Telephone access lines                      1,800,565       1,272,867      1,346,567      1,203,650         503,562
Wireless units in service in majority-
    owned markets                             751,200         707,486        624,290        569,983         368,233
Long distance customers                       363,307         303,722        226,730        171,962         110,560
                                           ------------------------------------------------------------------------

     See Items 1 and 2 in Part I, Item 7 in Part II and notes 1, 2 and 5 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

Item 7.       Management's Discussion and Analysis of Financial Condition and
               Results of Operations

                              RESULTS OF OPERATIONS

Overview

     CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, wireless, long distance, Internet access and data services to customers in 21 states.

     On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from affiliates of Verizon Communications, Inc. ("Verizon") for an aggregate of approximately $1.5 billion cash. On December 1, 1998, the Company acquired from affiliates of Ameritech Corporation ("Ameritech") telephone and directory operations serving approximately 86,000 access lines in northern and central Wisconsin for approximately $221 million cash. The operations of these acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. See Acquisitions and Note 2 of Notes to Consolidated Financial Statements for additional information.

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

     During the three years ended December 31, 2000, the Company has acquired and sold various other operations, the impact of which has not been material to the financial position or results of operations of the Company.

     The net income of the Company for 2000 was $231.5 million, compared to $239.8 million during 1999 and $228.8 million during 1998. Diluted earnings per share for 2000 were $1.63 compared to $1.70 in 1999 and $1.64 in 1998.

Year ended December 31,               2000             1999             1998
--------------------------------------------------------------------------------
                                         (Dollars, except per share amounts,
                                              and shares in thousands)
Operating income
   Telephone                      $ 376,290          351,559          334,604
   Wireless                         117,865          133,930          129,124
   Other                             31,258           22,580           16,083
--------------------------------------------------------------------------------
                                    525,413          508,069          479,811
Gain on sale or exchange
 of assets, net                      20,593           62,808           49,859
Interest expense                   (183,302)        (150,557)        (167,552)
Income from unconsolidated
 cellular entities                   26,986           27,675           32,869
Minority interest                   (10,201)         (27,913)         (12,797)
Other income and expense              6,696            9,190            5,268
Income tax expense                 (154,711)        (189,503)        (158,701)
--------------------------------------------------------------------------------
Net income                        $ 231,474          239,769          228,757
================================================================================
Basic earnings per share          $    1.65             1.72             1.67
================================================================================
Diluted earnings per share        $    1.63             1.70             1.64
================================================================================
Average basic shares outstanding    140,069          138,848          137,010
================================================================================
Average diluted shares outstanding  141,864          141,432          140,105
================================================================================

     Contributions to operating revenues and operating income by the Company's telephone, wireless and other operations for each of the years in the three-year period ended December 31, 2000 were as follows:


Year ended December 31,                          2000         1999       1998
--------------------------------------------------------------------------------
Operating revenues
   Telephone operations                          67.9%        67.2       68.3
   Wireless operations                           24.0%        25.2       25.9
   Other operations                               8.1%         7.6        5.8
Operating income
   Telephone operations                          71.6%        69.2       69.7
   Wireless operations                           22.4%        26.4       26.9
   Other operations                               6.0%         4.4        3.4
--------------------------------------------------------------------------------

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


TELEPHONE OPERATIONS

     The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of December 31, 2000, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio, and Oregon. The operating revenues, expenses and income of the Company's telephone operations for 2000, 1999 and 1998 are summarized below.

Year ended December 31,                  2000          1999           1998
--------------------------------------------------------------------------------
                                              (Dollars in thousands)
Operating revenues
   Local service                  $    408,538       353,534        331,736
   Network access                      727,797       654,003        629,583
   Other                               117,634       118,575        116,024
--------------------------------------------------------------------------------
                                     1,253,969     1,126,112      1,077,343
--------------------------------------------------------------------------------

Operating expenses
   Plant operations                    290,062       251,704        233,896
   Customer operations                 105,950        88,552         90,331
   Corporate and other                 163,761       160,631        157,142
   Depreciation and amortization       317,906       273,666        261,370
--------------------------------------------------------------------------------
                                       877,679       774,553        742,739
--------------------------------------------------------------------------------
Operating income                  $    376,290       351,559        334,604
================================================================================

      Local service revenues - Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Of the $55.0 million (15.6%) increase in local service revenues in 2000, $46.5 million was due to the acquisition of the Verizon properties, which was partially offset by a $14.4 million decrease attributable to the sale of the Company's Alaska-based operations in the second quarter of 1999. The remaining $22.9 million increase was due to a $16.4 million increase due to internal growth in the number of customer access lines and a $5.4 million increase due to the increased provision of custom calling features. Of the $21.8 million (6.6%) increase in local service revenues in 1999, $21.1 million was due to the acquisition of the Ameritech properties, which was more than offset by a $22.8 million decrease attributable to the sale of the Company's Alaska-based operations. The remaining $23.5 million increase was due to a $15.6 million increase due to internal growth in the number of customer access lines and a $4.1 million increase due to the increased provision of custom calling features. Internal access line growth during 2000, 1999 and 1998 was 2.8%, 4.8% and 4.7%, respectively. The decrease in internal access line growth during 2000 was partially due to disconnecting service to customers for non-payment and the replacement of lines with high-speed data circuits.

     Network access revenues - Network access revenues are primarily derived from charges to long distance companies and other customers for access to the Company's local exchange carrier ("LEC") networks in connection with the completion of long distance telephone calls. These access charges are based on tariffed access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services. Certain of the Company's interstate network access revenues are based on access charges filed directly with the FCC; the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. Intrastate network access revenues are based on access charges or are derived under revenue sharing arrangements with other LECs.

     Network access revenues increased $73.8 million (11.3%) in 2000 and $24.4 million (3.9%) in 1999 due to the following factors:

                                                           2000          1999
                                                         increase      increase
                                                        (decrease)    (decrease)
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Acquisitions                                            $ 75,938        17,645
Increased recovery from the federal
  Universal Service Fund ("USF")                          15,753         8,193
Disposition of Alaska properties                         (23,348)      (39,985)
Partial recovery of increased operating
  costs through revenue sharing arrangements
  with other telephone companies, increased
  minutes of use, increased recovery from
  state support funds and return on rate base              3,637        19,524
Revision of prior year revenue settlement agreements       4,228        15,944
Other, net                                                (2,414)        3,099
--------------------------------------------------------------------------------
                                                        $ 73,794        24,420
================================================================================

      Other revenues - Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories. Other revenues decreased $941,000 in 2000, primarily due to a $6.3 million decrease due to the sale of the Alaska properties and a $5.4 million decrease from the provision of CPE services, which benefited in 1999 from sales to customers readying their equipment for the Year 2000. Such decreases were substantially offset by a $10.8 million increase attributable to revenues contributed by the Verizon properties. Other revenues increased $2.6 million in 1999, primarily due to a $5.0 million increase attributable to revenues contributed by the Ameritech properties and a $6.4 million increase from the provision of CPE services. Such increases were partially offset by a $9.2 million decrease due to the sale of the Alaska properties.

      Operating expenses - Plant operations expenses during 2000 and 1999 increased $38.4 million (15.2%) and $17.8 million (7.6%), respectively. Of the $38.4 million increase in 2000, $44.8 million was attributable to the properties acquired from Verizon, which was partially offset by a $13.0 million decrease due to the sale of the Alaska properties. The remaining $6.6 million increase was primarily due to a $4.7 million increase in salaries and benefits and a $2.4 million increase in network operations and engineering expenses. Of the $17.8 million increase in 1999, $13.2 million was attributable to the properties acquired from Ameritech, which was more than offset by a $23.7 million decrease due to the sale of the Alaska properties. The remaining $28.3 million increase was primarily due to a $7.4 million increase in access expenses primarily due to changes in revenue settlement methods of certain telephone subsidiaries in a limited number of states; a $5.6 million increase in repair and maintenance expenses and a $5.6 million increase in network operations and engineering expenses.

      Customer operations, corporate and other expenses increased $20.5 million (8.2%) in 2000 and $1.7 million (.7%) in 1999. Of the $20.5 million increase in 2000, $34.0 million related to the Verizon properties which was partially offset by an $11.4 million decrease due to the sale of the Alaska properties in 1999. The remaining $2.1 million decrease in 2000 was primarily due to a $5.6 million decrease in contract labor expenses primarily associated with costs incurred in 1999 attributable to readying the Company's system to be Year 2000 compliant and an $8.2 million decrease in operating taxes. Such decreases were partially offset by a $7.7 million increase in the provision for doubtful accounts and a $2.4 million increase in information technology expenses. The Ameritech properties contributed $12.5 million of the 1999 increase. Such increase was more than offset by a $19.8 million decrease due to the sale of the Alaska properties. The remaining $9.0 million increase in 1999 was primarily due to a $6.5 million increase in contract labor expenses attributable to readying the Company's systems to be Year 2000 compliant; a $2.8 million increase in expenses associated with the provision of CPE services and a $3.0 million increase in the provision for doubtful accounts. Such increases in 1999 were partially offset by a $5.9 million decrease in salaries and benefits primarily due to a decrease in the number of administrative personnel.

      Depreciation and amortization increased $44.2 million (16.2%) and $12.3 million (4.7%) in 2000 and 1999, respectively. Of the $44.2 million increase in 2000, $44.6 million was attributable to the properties acquired from Verizon (which included $8.5 million of amortization of goodwill) and $11.8 million was primarily due to higher levels of plant in service. Such increases were partially offset by a $10.6 million reduction resulting from the sale of the Company's Alaska properties. Of the 1999 increase of $12.3 million, $17.1 million was attributable to the properties acquired from Ameritech, which was more than offset by a $17.8 million decrease due to the sale of the Alaska properties. The remainder of the increase in depreciation and amortization in 1999 was due to higher levels of plant in service. Exclusive of acquisitions, depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $4.1 million in 2000 and $10.7 million in 1999. In addition, the Company increased depreciation rates in certain jurisdictions which increased depreciation expense by $2.7 million in 2000 and $2.2 million in 1999. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 7.2% for 2000, 7.0% for 1999 and 6.9% for 1998.

     Other - For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.

WIRELESS OPERATIONS AND INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

Year ended December 31,                                2000      1999      1998
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating income - wireless operations            $ 117,865   133,930   129,124
Minority interest - wireless operations,
  exclusive of the effect of asset sales in 1999    (11,598)  (12,911)  (12,635)
Income from unconsolidated cellular entities         26,986    27,675    32,869
--------------------------------------------------------------------------------
                                                  $ 133,253   148,694   149,358
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

WIRELESS OPERATIONS

      All of the Company's wireless customers, which totaled more than 751,000 at December 31, 2000, are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas and Arkansas. The operating revenues, expenses and income of the Company's wireless operations for 2000, 1999 and 1998 are summarized below.

Year ended December 31,                           2000       1999        1998
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Operating revenues
   Service                                   $  328,956    305,006     302,468
   Roaming                                       99,791    106,486      96,271
   Equipment sales                               14,822     10,777       9,088
--------------------------------------------------------------------------------
                                                443,569    422,269     407,827
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                        30,064     21,408      16,992
   System operations                             69,641     56,866      60,049
   General, administrative and
     customer service                            78,087     79,569      81,350
   Sales and marketing                           82,673     61,903      57,967
   Depreciation and amortization                 65,239     68,593      62,345
--------------------------------------------------------------------------------
                                                325,704    288,339     278,703
--------------------------------------------------------------------------------
Operating income                             $  117,865    133,930     129,124
================================================================================

      Operating revenues - Service revenues include monthly service fees for providing access and airtime to customers and toll revenue. Roaming revenues include service fees for providing airtime to other carriers' customers roaming through the Company's service areas.

     Of the $24.0 million increase in service revenues in 2000, $31.6 million was due to an increase in local service revenues primarily due to growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. Such increase was partially offset by an $8.0 million decrease due to the sale of the Texas and Alaska cellular properties. Of the $6.7 million decrease in roaming revenues in 2000, $3.2 million was due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend in rates that the Company anticipates will continue in the near future. The remainder of the decrease in roaming revenues in 2000 was due to the sale of the Texas and Alaska cellular properties in mid-1999. Of the $2.5 million increase in service revenues in 1999, $5.9 million was due to growth in the number of customers and increased minutes of use, both of which were partially offset by reduced rates. Such increase was partially offset by a $3.6 million decrease due to the sale of the Texas and Alaska cellular properties in mid-1999. The $10.2 million increase in roaming revenues in 1999 was primarily due to an increase in roaming minutes of use which was partially offset by reduced rates.

     The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

Year ended December 31,                     2000           1999           1998
--------------------------------------------------------------------------------
Customers at beginning of period          707,486        624,290        569,983
Gross units added internally              339,247        240,084        214,767
Disconnects                               284,880        146,325        160,460
Net units added internally                 54,367         93,759         54,307
Effect of property dispositions           (10,653)       (10,563)             -
Customers at end of period                751,200        707,486        624,290
Average monthly churn rate
 (excluding prepaid customers)               1.95%          2.02%          2.23%
--------------------------------------------------------------------------------

      The average monthly revenue per customer declined to $49 during 2000 from $53 in 1999 and $57 in 1998 primarily due to reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators, and the continued trend that a higher percentage of new customers tend to be lower usage customers. The average monthly revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which may result in lower average revenue per customer.

     During 2000 the Company added approximately 82,500 net contract customers while the prepaid customer base declined by 28,100 customers. The Company will continue to focus on adding contract customers while decreasing its focus on prepaid plans for future customer growth. At December 31, 2000, over 90% of the Company's wireless customers were contract customers.

     Operating expenses - Cost of equipment sold increased $8.7 million (40.4%) in 2000 and $4.4 million (26.0%) in 1999 primarily due to an increase in the number of phones sold and an increase in average cost per unit primarily due to a higher percentage of digital phones sold.

     System operations expenses increased $12.8 million (22.5%) in 2000 primarily due to a $5.9 million increase associated with operating a greater number of cell sites and a $4.5 million increase in the net amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas. System operations expenses decreased $3.2 million (5.3%) in 1999 primarily due to a $3.8 million decrease in the net amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas primarily due to a decrease in roaming rates; a $1.7 million decrease in toll costs; and a $1.9 million decrease in expenses attributable to operations sold during 1999. Such decreases were partially offset by a $4.3 million increase in expenses associated with operating a greater number of cell sites.

      The Company operated 743 cell sites at December 31, 2000 in entities in which it had a majority interest, compared to 711 at December 31, 1999 and 644 at December 31, 1998.

      General, administrative and customer service expenses decreased $1.5 million (1.9%) in 2000, of which $3.3 million was attributable to a decrease in operating taxes and $1.5 million was due to the sale of the Alaska and Texas properties. Such decreases were partially offset by a $2.2 million increase in the provision for doubtful accounts. General, administrative and customer service expenses decreased $1.8 million (2.2%) in 1999, of which $9.0 million was attributable to a decrease in the provision for doubtful accounts. Such decrease was substantially offset by a $2.9 million increase in customer service expenses; a $2.1 million increase in contract labor expenses associated with readying the Company's systems to be Year 2000 compliant; and a $3.4 million increase in general office expenses.

      Sales and marketing expenses increased $20.8 million (33.6%) due primarily to a $5.2 million increase in sales commissions paid to agents due to an increase in the number of units sold; an $8.6 million increase in advertising and sales promotion expenses; and a $4.2 million increase in costs incurred in selling products and services in retail locations primarily due to an increase in the number of retail locations. Sales and marketing expenses increased $3.9 million (6.8%) in 1999 primarily due to a $4.0 million increase in costs incurred in selling products and services in retail locations and a $2.0 million increase in advertising expenses. Such increases were partially offset by a $2.1 million reduction in commissions paid to agents for selling services to new customers primarily as a result of fewer cellular units being added through this distribution channel during 1999 as compared to 1998 and a $1.2 million decrease in expenses due to the Company's sale of its Texas and Alaska properties.

     Depreciation and amortization decreased $3.4 million (4.9%) in 2000, primarily due to the sale of the Alaska and Texas properties. Depreciation and amortization increased $6.2 million (10.0%) in 1999, of which $4.0 million was due to an increase in amortization of intangibles and $2.5 million was attributable to a higher level of plant in service.

     Other - For additional information regarding certain matters that have impacted or may impact the Company's wireless operations, see Regulation and Competition.

OTHER OPERATIONS

     Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier operations, and security monitoring operations. The operating revenues, expenses and income of the Company's other operations for 2000, 1999 and 1998 are summarized below.

Year ended December 31,                       2000          1999          1998
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Operating revenues
   Long distance                         $  104,435        83,087        53,027
   Internet                                  23,491        16,818        14,267
   Call center                                3,765        11,749         9,701
   Other                                     16,697        16,634        14,920
--------------------------------------------------------------------------------
                                            148,388       128,288        91,915
--------------------------------------------------------------------------------

Operating expenses
   Cost of sales and operating expenses     112,219        99,151        70,993
   Depreciation and amortization              4,911         6,557         4,839
--------------------------------------------------------------------------------
                                            117,130       105,708        75,832
--------------------------------------------------------------------------------
Operating income                         $   31,258        22,580        16,083
================================================================================

      Long distance revenues increased $21.3 million (25.7%) and $30.1 million (56.7%) in 2000 and 1999, respectively, due primarily to the growth in the number of customers. The number of long distance customers as of December 31, 2000, 1999, and 1998 was 363,300, 303,700, and 226,700, respectively. Internet revenues increased $6.7 million (39.7%) in 2000 primarily due to a $6.9 million increase due to growth in the number of customers and a $1.4 million increase due to Internet operations acquired in late 1999 and mid-2000. Such increases were partially offset by a $2.3 million decrease due to the sale of the Company's Alaska Internet operation in mid-1999. Internet revenues increased $2.6 million (17.9%) in 1999 primarily due to an increase in the number of customers. The $8.0 million decrease in call center revenues in 2000 was due to the planned phase-out of the Company's third party call center operations during 2000.

      Operating expenses during 2000 increased $11.4 million (10.8%) primarily due to an increase of $12.3 million in expenses of the Company's long distance operations primarily due to increased minutes of use due to an increase in the number of customers which was partially offset by reduced rates; a $9.8 million increase in expenses associated with expanding the Company's Internet operations and a $3.4 million increase in expenses primarily due to start-up costs of the Company's competitive local exchange carrier business. Such increases were partially offset by a $9.0 million reduction in expenses due to the winding down of the Company's third party call center operations during 2000 and a $2.4 million decrease due to the 1999 sale of the Company's Alaska Internet operations.

      Operating expenses in 1999 increased $29.9 million (39.4%) primarily due to (i) an increase of $17.8 million in expenses of the Company's long distance operations primarily due to the increased minutes of use due to an increase in the number of long distance customers, (ii) a $6.7 million increase associated with the Company's call center operations and (iii) a $3.8 million increase in expenses due to the expansion of the Company's security monitoring and fiber network businesses. In January 2000, the Company announced that it would close its third party call center operations during 2000. Included in total operating expenses for 1999 is a $2.7 million charge to write down the assets of the call center to estimated net realizable value.

      The Company anticipates that the growth of operating income for its other operations will slow in future periods as it incurs increasingly larger expenses in connection with expanding its fiber network and competitive local exchange carrier businesses. The Company expects to incur a combined operating loss ranging from $15 to $20 million in 2001 in its fiber network and competitive local exchange carrier businesses.

      Certain of the Company's service subsidiaries provide managerial, operational, technical, accounting and administrative services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation," such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $17.1 million, $14.0 million and $14.4 million in 2000, 1999 and 1998, respectively. For additional information applicable to SFAS 71, see Regulation and Competition -- Other Matters and Note 11 of Notes to Consolidated Financial Statements.

GAIN ON SALE OR EXCHANGE OF ASSETS, NET

      In 2000, the Company recorded pre-tax gains aggregating $20.6 million. Approximately $9.9 million ($5.2 million after tax; $.04 per diluted share) was due to the sale of the assets of the Company's remaining Alaska cellular operations and approximately $10.7 million ($6.4 million after tax; $.05 per diluted share) was due to the sale of the Company's minority interest in a non-strategic cellular partnership.

      In 1999, the Company recorded pre-tax gains aggregating $62.8 million. Approximately $10.4 million of the pre-tax gains ($6.7 million after tax; $.04 per diluted share) was due to the sale of the Company's remaining common shares of MCIWorldCom, Inc. ("WorldCom"). Approximately $39.6 million of the pre-tax gains ($7.8 million after-tax loss; $.05 per diluted share) was due to the sale of the Company's Brownsville and McAllen, Texas cellular properties. The remainder of the gains in 1999 was primarily due to an $11.6 million pre-tax gain ($7.6 million after tax; $.05 per diluted share) due to the sale of the Company's shares of common stock of Telephone and Data Systems, Inc. See Note 12 of Notes to Consolidated Financial Statements for additional information.

      In 1998 the Company recorded net pre-tax gains aggregating $49.9 million ($30.5 million after tax; $.22 per diluted share) primarily due to the conversion of its investment in the common stock of Brooks Fiber Properties, Inc. into common stock of WorldCom, the subsequent sale of 750,000 shares of WorldCom stock, and the sale of minority interests in two non-strategic cellular entities.

INTEREST EXPENSE

      Interest expense increased $32.7 million in 2000 primarily due to $41.5 million in interest expense related to the Verizon acquisition indebtedness and a $6.8 million increase caused by higher interest rates. Such increases were partially offset by interest expense reductions primarily due to a decrease in outstanding indebtedness exclusive of debt associated with the Verizon acquisitions.

      Interest  expense  decreased  $17.0  million  in 1999  primarily  due to a reduction in outstanding indebtedness. Income From Unconsolidated Cellular Entities Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, decreased $689,000 (2.5%) in 2000 and $5.2 million (15.8%) in 1999. During both 2000 and 1999, the Company recorded its proportionate share ($5.3 million in 2000 and $6.9 million in 1999) of non-cash, non-recurring charges that were recorded by cellular entities in which the Company owns a minority interest.

MINORITY INTEREST

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned subsidiaries. Minority interest decreased $17.7 million during 2000 compared to 1999 primarily due to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties recorded in 1999. Excluding the effect of this gain, minority interest decreased $2.8 million primarily due to the decreased profitability of the Company's majority-owned and operated cellular entities ($1.3 million) and due to the minority partners' share of the loss incurred by certain of the operations acquired from Verizon by CenturyTel's majority-owned affiliates ($1.6 million). Minority interest increased $15.1 million during 1999, substantially all of which relates to the minority partners' share of the gain on sale of assets of the Brownsville and McAllen, Texas cellular properties.

OTHER INCOME AND EXPENSE

      Other income and expense decreased $2.5 million in 2000 primarily due to a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with financing the Verizon acquisitions. Such decrease was partially offset by a $4.1 million increase in interest income.

      Other income and expense increased $3.9 million in 1999, substantially all of which relates to favorable non-recurring items recorded in 1999.

INCOME TAX EXPENSE

     The Company's effective income tax rate was 40.1%, 44.1% and 41.0% in 2000, 1999 and 1998, respectively. Exclusive of the effect of income tax expense on asset sales, the effective income tax rate was 39.9%, 39.0% and 41.3% in 2000, 1999 and 1998, respectively.

ACQUISITIONS

      On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon in four separate transactions for approximately $1.5 billion in cash. The Company has made preliminary estimates of the fair value and useful lives of Verizon's noncurrent assets and liabilities. Such estimates are subject to change upon completion of the purchase price allocation. Under these transactions:

o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $842 million in cash.

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. At December 31, 2000, the Company owned 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $197 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and own these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

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

     On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The net proceeds of approximately $908 million (excluding the Company's payments of approximately $12.3 million associated with related interest rate hedging) were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.

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

ACCOUNTING PRONOUNCEMENTS

      In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. The Company's use of derivative financial instruments to date has been limited to entering interest rate hedge contracts to reduce interest rate risk with respect to anticipated public debt issuances. Based on the Company's current use of derivatives and the limited number of embedded derivatives in existing agreements, SFAS 133 is not expected to materially impact the Company's financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition and deferred costs in financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and did not materially impact the Company's financial position or results of operations.

     In the fourth quarter of 2000, in connection with finalizing the new accounting standard for business combinations, the FASB announced its tentative conclusion that goodwill arising from business combinations, including prior business combinations, would no longer be required to be amortized. Goodwill would instead be reviewed for impairment and would be written down only in periods in which the recorded amount of goodwill exceeds its fair value. The final standard on business combinations is expected to be issued by the FASB by the third quarter of 2001.

INFLATION

     The effects of increased costs historically have been mitigated by the Company's ability to recover certain costs applicable to its regulated telephone operations through the rate-making process. While the rate-making process does not permit the Company to immediately recover the costs of replacing its physical plant, the Company has historically been able to recapture these costs over time. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For additional information regarding the current regulatory environment, see Regulation and Competition. As operating expenses in the Company's non-regulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, recovers the costs by increasing prices for its services and equipment.

MARKET RISK

     The majority of the Company's long-term debt obligations are fixed rate. At December 31, 2000, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 7.3% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 73 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $112.2 million decrease in fair value of the Company's long-term debt. As of December 31, 2000, the Company owed $826.6 million of debt on a floating-rate basis.

     In the first quarter of 2000, the Company entered into interest rate hedge contracts designed to reduce its interest rate risk with respect to $500 million of long-term public debt that it ultimately expected to incur in connection with providing long-term financing for its Verizon acquisitions. The Company recorded a $7.9 million charge to earnings in 2000 related to the settlement of certain of these hedge contracts.

                        LIQUIDITY AND CAPITAL RESOURCES

     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

     Operating activities - Net cash provided by operating activities was $562.5 million, $408.7 million and $467.8 million in 2000, 1999 and 1998, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, wireless operations and other operations of the Company, see Results of Operations.

     Investing activities - Net cash provided by (used in) investing activities was ($1.914) billion, $69.8 million and ($375.6) million in 2000, 1999 and 1998, respectively. Cash used for acquisitions was $1.541 billion in 2000 (substantially all of which relates to the Verizon acquisitions), $21.0 million in 1999 and $225.6 million in 1998. Proceeds from the sales of assets were $29.5 million in 2000 compared to $484.5 million in 1999 and $132.3 million in 1998. Capital expenditures for 2000 were $275.5 million for telephone operations, $58.5 million for wireless operations and $115.5 million for other operations. Capital expenditures during 1999 and 1998 were $390.0 million and $310.9 million, respectively.

     Financing activities - Net cash provided by financing activities was $1.314 billion in 2000. Net cash used in financing activities was $427.6 million in 1999 and $112.4 million in 1998. Net proceeds from the issuance of debt were $1.763 billion more during 2000 compared to 1999 primarily due to an increase in borrowings due to the purchase of assets from Verizon.

     On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon in four separate transactions for approximately $1.5 billion in cash. See Acquisitions and Note 2 of Notes to Consolidated Financial Statements for additional information. To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its new $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., as lenders, and Banc of America Securities LLC and Salomon Smith Barney Inc., as arrangers, and borrowed $300 million on a floating-rate basis under its existing credit facility with Bank of America, N.A.

     On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The net proceeds of approximately $908 million (excluding the Company's payments of approximately $12.3 million associated with related interest rate hedging) were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.

     Other - Budgeted capital expenditures for 2001 total $400 million for telephone operations, $70 million for wireless operations and $80 million for other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services, particularly in its newly acquired markets. Capital expenditures in the wireless operations are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where cellular phones may be used) and providing digital service. Budgeted capital expenditures for other operations include $20 million for construction of competitive local exchange networks.

     The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the amount and size of communications properties available to be purchased by the Company has increased substantially. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.6 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under an acquisition shelf registration statement.

     As of December 31, 2000, the Company's telephone subsidiaries had available for use $129.5 million of commitments for long-term financing from the Rural Utilities Service and the Company had $400.1 million of undrawn committed bank lines of credit. In October 2000 the Company implemented a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time. The Company also has access to debt and equity capital markets, including its shelf registration statements.

     In November 2000, the Company entered into a definitive agreement with Leap Wireless International, Inc. to sell 30 PCS (Personal Communications Service) operating licenses for an aggregate of $205 million. The transaction is expected to close in the first quarter of 2001, subject to (i) approval of the Federal Communications Commission and (ii) certain other closing conditions. Approximately $119 million of the purchase price will be delivered at closing. The remaining $86 million will be payable in the form of a promissory note bearing 10% interest per annum. $74 million will be payable within nine months after the issuance of the note with the remainder payable in 2002 upon maturity of the note. These receipts will be used to pay down indebtedness incurred in connection with the Company's recent acquisitions of properties from Verizon.

     On September 19, 2000, Moody's Investors Service ("Moody's") lowered CenturyTel's long-term debt rating to Baa2 (with a stable outlook) from Baa1 and on September 20, 2000, Standard & Poor's ("S&P") affirmed its rating of CenturyTel's long-term debt of BBB+ (with a negative outlook). The Company's commercial paper program initiated in October 2000 is rated P2 by Moody's and A2 by S&P.

     The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges as of and for the years ended December 31:

                                               2000         1999          1998
--------------------------------------------------------------------------------
Debt to total capitalization percentage        63.1%        53.7          63.0
Ratio of earnings to fixed charges             3.08         3.76          3.25
Ratio of earnings to fixed charges
  excluding gain on sale or
  exchange of assets                           2.97         3.44          2.96
--------------------------------------------------------------------------------

                           REGULATION AND COMPETITION

     The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes that make it difficult to determine the form or degree of future regulation and competition affecting the Company's operations. These changes may have a significant impact on the future financial performance of all communications companies.

     Events affecting the communications industry - In 1996 the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act provides certain exemptions for rural LECs such as those operated by the Company. Under the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions, rural LECs have the burden of proving the availability of these exemptions.

     Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have also taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the gradual reduction of regulatory oversight of LECs. These cumulative changes have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services entities are also expected to increasingly compete with LECs.

     The 1996 Act authorized the establishment of new federal and state universal service funds to provide support to eligible telecommunications carriers. These new funds are intended to replace existing federal support mechanisms that are based on historical cost models and that currently provide approximately 8% of the Company's consolidated revenues. The FCC has established a task force to recommend how universal service support should be administered for rural LECs. This task force has recommended a modified embedded cost model which, if adopted in its current form, would not have a material effect on the Company's consolidated revenues or results of operations. However, if the FCC implements new universal service support mechanisms for rural carriers based on forward-looking cost models (as it did for non-rural carriers in October 1999), the Company's consolidated revenues could be negatively impacted. Until new support mechanisms are finalized under the FCC's rulemaking procedures, there can be no assurance that the universal service support mechanism ultimately adopted by the FCC will not negatively affect the Company's operations.

     On October 20, 2000, a proposed comprehensive reform plan designed to address access rates, universal service, rate of return and separations was filed with the FCC by a Multi Association Group representing small and mid-sized telephone companies that currently are regulated under traditional rate of return mechanisms. The proposed plan attempts to mirror certain principles of the access charge reform plan implemented by the FCC for price cap companies in mid-1999. Under this plan, companies would have a five-year period to transition from their existing forms of rate of return regulation to a new form of incentive regulation. If adopted in its current form, the plan would not have a material effect on the Company's operating revenues or results of operations; however, until the plan is finalized under the rulemaking procedures of the FCC, it is premature to assess the ultimate impact this proposal will have on the Company. There can be no assurance that the plan, in its final form, will not have a material effect on the Company's results of operations.

     Competition to provide traditional telephone or wireless services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's operations are located. Although the Company has increasingly experienced competition in its markets, the Company does not believe such competition is likely to materially affect it in the near term. The Company will continue to monitor ongoing changes in regulation, competition and technology and consider which developments provide the most favorable opportunities for the Company to pursue.

     The Company's wireless operations are subject to increased competition from large wireless carriers offering nationwide calling plans. The Company does not offer a nationwide calling plan at this time and may be hindered in its ability to compete for customers seeking nationwide calling plans. Additionally, several wireless carriers have taken initial steps to abandon the TDMA standard used by the Company and to provide enhanced "next generation" wireless services utilizing different technologies. If the Company elects to continue to use the TDMA standard or to forego implementation of enhanced wireless services, there can be no assurance that the Company will be able to receive support from vendors or to compete effectively against competitors using different technologies or offering more services.

     Recent events affecting the Company - During 2000 the Company's revenues from the USF totaled approximately $146.4 million (which includes $8.3 million related to the newly-acquired Verizon properties). During 1999, such revenues totaled $127.5 million (of which $5.2 million related to the Alaska based operations.) Although the Company may experience a reduction in its federal support revenues at some point in the future, management believes it is premature to assess or estimate the ultimate impact thereof. There can be no assurance, however, that such impact will not be material.

     During the last few years, several states in which the Company has substantial operations took legislative or regulatory steps to further introduce competition into the LEC business. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased in recent years, especially in the newly-acquired Verizon markets, and it is anticipated that similar action may be taken by others in the future.

     State alternative regulation plans recently adopted by certain of the Company's LECs have also affected revenue growth recently. Although the Company believes that these plans will be favorable in the future as additional revenue streams are added and cost efficiencies are obtained, these plans slowed revenue growth during 2000 because they are more closely tied to access line growth rather than minutes of use growth, which has traditionally grown at a faster rate than access lines. There can be no assurance that current or future alternative regulation plans will not reduce revenue growth in the future.

     Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. There is no assurance that these requests will not result in reduced intrastate access revenues in the future. In addition, the Company continues to receive pressure from other cellular operators to reduce roaming rates in the Company's cellular markets. In response, the Company anticipates that it will enter into agreements that will reduce its roaming rates from current levels. The Company further anticipates that the adverse impact of reduced roaming rates may be partially offset by increased roaming traffic.

     In connection with authorizing the Company's acquisition from Verizon of telephone properties in Wisconsin, the Wisconsin Public Service Commission ("WPSC") indicated its intent to review the possibility of regulating all of the Company's Wisconsin local exchange carriers on a unitary basis, which would reduce the Company's revenues in Wisconsin (unless and to the extent the Company could mitigate these reductions through rate adjustments or other revenue enhancements approved by the WPSC).

     In connection with this authorization, the WPSC also rejected CenturyTel's request to increase the access rates previously charged by Verizon. If the Company's appeal of this ruling is unsuccessful, the Verizon acquisitions will dilute the Company's 2001 earnings more than initially anticipated.

     In the fourth quarter of 2000, an administrative law judge in Wisconsin issued a ruling, which was accepted by the WPSC, declaring that the Company had inappropriately increased access rates it charges to interexchange carriers following the Company's acquisition of properties from Ameritech on December 1, 1998. Such ruling ordered the Company to prospectively reduce its access rates and to refund interexchange carriers the difference between the access rates billed by the Company and the previous access rates billed by Ameritech retroactive to the December 1, 1998 acquisition date. The Company has filed an appeal to the ruling. If its appeal is unsuccessful, the Company anticipates that it will be required to incur a future pre-tax charge to earnings of between $6.0 - $8.0 million.

     The Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions in its operations. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to the continued demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow, its internal telephone revenue growth rate may slow during upcoming periods.

     Other matters - The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, extraordinary, noncash charge against earnings. While the amount of such charge cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $400 million and $450 million. See Note 11 of Notes to Consolidated Financial Statements for additional information.

     The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2000 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk

     The majority of the Company's long-term debt obligations are fixed rate. At December 31, 2000, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 7.3% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 73 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $112.2 million decrease in fair value of the Company's long-term debt. As of December 31, 2000, the Company owed $826.6 million of debt on a floating-rate basis.

     In the first quarter of 2000, the Company entered into interest rate hedge contracts designed to reduce its interest rate risk with respect to $500 million of long-term public debt that it ultimately expected to incur in connection with providing long-term financing for its Verizon acquisitions. The Company recorded a $7.9 million charge to earnings in 2000 related to the settlement of certain of these hedge contracts.

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

     The Audit Committee of the Board of Directors is composed of independent directors who are not officers or employees of the Company. The Committee meets periodically with the independent certified public accountants, internal auditors and management. The Committee considers the independence of the external auditors and the audit scope and discusses internal control, financial and reporting matters. Both the independent and internal auditors have free access to the Committee.

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Shreveport, Louisiana
January 26, 2001

                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                                         Year ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                   2000           1999            1998
-------------------------------------------------------------------------------------------------------
                                                                   (Dollars, except per share amounts,
                                                                        and shares in thousands)

OPERATING REVENUES
     Telephone                                             $   1,253,969      1,126,112       1,077,343
     Wireless                                                    443,569        422,269         407,827
     Other                                                       148,388        128,288          91,915
-------------------------------------------------------------------------------------------------------
          Total operating revenues                             1,845,926      1,676,669       1,577,085
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Cost of sales and operating expenses                        932,457        819,784         768,720
     Depreciation and amortization                               388,056        348,816         328,554
-------------------------------------------------------------------------------------------------------
          Total operating expenses                             1,320,513      1,168,600       1,097,274
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                 525,413        508,069         479,811
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Gain on sale or exchange of assets, net                      20,593         62,808          49,859
     Interest expense                                           (183,302)      (150,557)       (167,552)
     Income from unconsolidated cellular entities                 26,986         27,675          32,869
     Minority interest                                           (10,201)       (27,913)        (12,797)
     Other income and expense                                      6,696          9,190           5,268
-------------------------------------------------------------------------------------------------------
          Total other income (expense)                          (139,228)       (78,797)        (92,353)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                 386,185        429,272         387,458
     Income tax expense                                          154,711        189,503         158,701
-------------------------------------------------------------------------------------------------------

NET INCOME                                                 $     231,474        239,769         228,757
=======================================================================================================
BASIC EARNINGS PER SHARE                                   $        1.65           1.72            1.67
=======================================================================================================
DILUTED EARNINGS PER SHARE                                 $        1.63           1.70            1.64
=======================================================================================================
DIVIDENDS PER COMMON SHARE                                 $        .190           .180            .173
=======================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                                 140,069        138,848         137,010
=======================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                               141,864        141,432         140,105
=======================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                         Year ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                   2000           1999            1998
-------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

NET INCOME                                                     $ 231,474        239,769         228,757
-------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAXES
     Unrealized holding gains (losses) arising during period,
       net of ($20,941), $38,473 and $8,509 taxes                (38,891)        71,449          15,802
     Reclassification adjustment for gains included
       in net income, net of $7,702 and $11,027 taxes                  -        (14,304)        (20,478)
-------------------------------------------------------------------------------------------------------
     Other comprehensive income, net of ($20,941),
       $30,771 and ($2,518) taxes                                (38,891)        57,145          (4,676)
-------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                           $ 192,583        296,914         224,081
=======================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                           Consolidated Balance Sheets

                                                                                      December 31,
---------------------------------------------------------------------------------------------------------
                                                                                2000               1999
---------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $      19,039              56,640
     Accounts receivable
         Customers, less allowance of $12,857 and $4,150                      182,454             128,338
         Other                                                                124,711              64,719
     Materials and supplies, at average cost                                   38,532              28,769
     Other                                                                     11,768               7,607
---------------------------------------------------------------------------------------------------------
              Total current assets                                            376,504             286,073
---------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                           2,959,293           2,256,458
---------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
     Excess cost of net assets acquired, less accumulated
       amortization of $219,809 and $165,327                                2,509,033           1,644,884
     Other                                                                    548,460             517,992
---------------------------------------------------------------------------------------------------------
              Total investments and other assets                            3,057,493           2,162,876
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $    6,393,290           4,705,407
=========================================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                              $      149,962              62,098
     Short-term debt                                                          276,000                   -
     Accounts payable                                                         127,287              78,450
     Accrued expenses and other current liabilities
         Salaries and benefits                                                 33,859              34,570
         Taxes                                                                 40,023              40,999
         Interest                                                              52,011              37,232
         Other                                                                 23,349              22,172
     Advance billings and customer deposits                                    40,879              33,656
---------------------------------------------------------------------------------------------------------
              Total current liabilities                                       743,370             309,177
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                              3,050,292           2,078,311
---------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                        567,549             469,927
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value, authorized 350,000,000 shares,
       issued and outstanding 140,667,251 and 139,945,920 shares              140,667             139,946
     Paid-in capital                                                          509,840             493,432
     Unrealized holding gain on investments, net of taxes                      25,471              64,362
     Retained earnings                                                      1,351,626           1,146,967
     Unearned ESOP shares                                                      (3,500)             (4,690)
     Preferred stock - non-redeemable                                           7,975               7,975
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                         2,032,079           1,847,992
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                           $    6,393,290           4,705,407
=========================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                       2000           1999           1998
----------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

OPERATING ACTIVITIES
     Net income                                                 $    231,474         239,769       228,757
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation and amortization                                388,056         348,816       328,554
        Income from unconsolidated cellular entities                 (26,986)        (27,675)      (32,869)
        Minority interest                                             10,201          27,913        12,797
        Deferred income taxes                                         41,820         (17,139)       16,196
        Gain on sale of assets, net                                  (20,593)        (62,808)      (49,859)
        Changes in current assets and current liabilities
           Accounts receivable                                       (82,252)        (15,181)      (15,227)
           Accounts payable                                           48,653         (11,469)        4,249
           Accrued taxes                                                (967)        (59,571)      (34,908)
           Other current assets and other current
             liabilities, net                                          3,605          (1,354)       15,033
        Increase in noncurrent assets                                (46,026)        (30,375)      (10,067)
        Increase (decrease) in other noncurrent liabilities            4,087          (5,311)       (1,706)
        Other, net                                                    11,394          23,087         6,824
----------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 562,466         408,702       467,774
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                           (1,540,856)        (20,972)     (225,569)
     Payments for property, plant and equipment                     (449,537)       (389,980)     (310,919)
     Proceeds from sale of assets                                     29,495         484,467       132,307
     Distributions from unconsolidated cellular entities              35,842          22,219        26,515
     Contribution from minority investor                              20,000               -             -
     Purchase of life insurance investment, net                       (5,753)         (2,545)       (2,786)
     Other, net                                                       (3,267)        (23,416)        4,807
----------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities    (1,914,076)         69,773      (375,645)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of debt                                2,715,852          15,533       957,668
     Payments of debt                                             (1,375,895)       (438,399)   (1,015,015)
     Payment of deferred hedge contracts                              (4,345)              -       (40,237)
     Proceeds from issuance of common stock                            7,996          19,182        15,033
     Payment of debt issuance costs                                   (4,274)              -        (6,625)
     Cash dividends                                                  (26,815)        (25,413)      (24,179)
     Other, net                                                        1,490           1,520           951
----------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities     1,314,009        (427,577)     (112,404)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (37,601)         50,898       (20,275)
Cash and cash equivalents at beginning of year                        56,640           5,742        26,017
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $     19,039          56,640        5,742
=========================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                              Year ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                          2000         1999          1998
----------------------------------------------------------------------------------------------------------
                                                                         (Dollars and shares in thousands)
COMMON STOCK
     Balance at beginning of year                                  $     139,946      138,083       91,104
     Issuance of common stock for acquisitions                                 -            -           28
     Conversion of convertible securities into common stock                  254          330          169
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                             467        1,533          754
     Three-for-two stock split                                                 -            -       46,028
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     140,667      139,946      138,083
----------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
     Balance at beginning of year                                        493,432      451,535      469,586
     Issuance of common stock for acquisitions                                 -            -        1,059
     Conversion of convertible securities into common stock                3,046        3,101        3,131
     Issuance of common stock through dividend
        reinvestment, incentive and benefit plans                          7,529       17,649       14,279
     Amortization of unearned compensation and other                       5,833       21,147        9,508
     Three-for-two stock split                                                 -            -      (46,028)
-----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     509,840      493,432      451,535
----------------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
     Balance at beginning of year                                         64,362        7,217       11,893
     Change in unrealized holding gain on investments, net of taxes      (38,891)      57,145       (4,676)
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                      25,471       64,362        7,217
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
     Balance at beginning of year                                      1,146,967      932,611      728,033
     Net income                                                          231,474      239,769      228,757
     Cash dividends declared
         Common stock - $.19, $.18 and $.173 per share                   (26,416)     (25,010)     (23,771)
         Preferred stock                                                    (399)        (403)        (408)
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                   1,351,626    1,146,967      932,611
----------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
     Balance at beginning of year                                         (4,690)      (6,070)      (8,450)
     Release of ESOP shares                                                1,190        1,380        2,380
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                      (3,500)      (4,690)      (6,070)
----------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
     Balance at beginning of year                                          7,975        8,106        8,106
     Conversion of preferred stock into common stock                           -         (131)           -
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                       7,975        7,975        8,106
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         $   2,032,079    1,847,992    1,531,482
==========================================================================================================

COMMON SHARES OUTSTANDING
     Balance at beginning of year                                        139,946      138,083       91,104
     Issuance of common stock for acquisitions                                 -            -           28
     Conversion of convertible securities into common stock                  254          330          169
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                             467        1,533          754
     Three-for-two stock split                                                 -            -       46,028
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     140,667      139,946      138,083
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

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

     Revenue recognition - Revenues are generally recognized and earned when evidence of an arrangement exists, service has been rendered, the selling price is determinable and collectibility is reasonably assured. Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates.

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

     Long-lived assets and excess cost of net assets acquired (goodwill) - The carrying value of long-lived assets, including allocated goodwill, is reviewed for impairment at least annually, or whenever events or changes in circumstances indicate that such carrying value may not be recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets or the acquired business. Substantially all of the Company's goodwill is being amortized over 40 years.

     Affiliated transactions - Certain service subsidiaries of CenturyTel provide installation and maintenance services, materials and supplies, and managerial, operational, technical, accounting and administrative services to subsidiaries. In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Intercompany profit on transactions with nonregulated affiliates has been eliminated.

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

     Derivative financial instruments - The Company has from time to time entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. If a hedge of an anticipated issuance is deemed effective under current accounting rules, net amounts paid or received by the Company are reflected as adjustments to interest expense over the life of the debt issuance. If a hedge is deemed not to be effective, such amounts paid or received are reflected in earnings in the period the hedge is settled. The Company had no outstanding interest rate hedge contracts as of December 31, 2000. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

     Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.

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

     Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 2000 presentation, including the reclassification of the Company's Internet operations from the telephone segment to other operations.

(2)    Acquisitions

       On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon Communications, Inc. (successor to GTE Corporation) ("Verizon") in four separate transactions for approximately $1.5 billion in cash. The Company has made preliminary estimates of the fair value and useful lives of Verizon's noncurrent assets and liabilities. Such estimates are subject to change upon completion of the purchase price allocation. Under these transactions:

o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $842 million in cash.

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. As of December 31, 2000, the Company owned 57.1% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million and financed substantially all of the remainder of the purchase price.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $197 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and own these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

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

     On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The net proceeds of approximately $908 million (excluding the Company's payments of approximately $12.3 million associated with related interest rate hedging) were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.

     The following pro forma information represents the consolidated results of operations of the Company as if the Verizon acquisitions had been consummated as of January 1, 2000 and 1999.


Year ended December 31,                          2000                    1999
--------------------------------------------------------------------------------
                                                  (Dollars, except per share
                                                     amounts, in thousands)
                                                          (unaudited)

Operating revenues                         $ 2,054,198               2,015,992
Net income                                 $   210,336                 198,659
Basic earnings per share                   $      1.50                    1.43
Diluted earnings per share                 $      1.48                    1.41
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


(3)    Investments in Unconsolidated Cellular Entities

     The Company's share of earnings from cellular entities in which it does not own a majority interest was $28.1 million, $28.8 million and $34.1 million in 2000, 1999 and 1998, respectively, and is included, net of $1.1 million, $1.1 million and $1.2 million of amortization of goodwill attributable to such investments, in "Income from unconsolidated cellular entities" in the Company's Consolidated Statements of Income. Over 73% of the 2000 income from unconsolidated cellular entities was attributable to the following investments.

                                                              Ownership interest
--------------------------------------------------------------------------------
GTE Mobilnet of Austin Limited Partnership                            35%
Alltel Cellular Associates of Arkansas Limited Partnership            36%
Detroit SMSA Limited Partnership                                       3%
Michigan RSA #9 Limited Partnership                                   43%
Cellular North Michigan Network General Partnership                   49%
Lafayette MSA Limited Partnership                                     49%
Dallas SMSA Limited Partnership                                       .5%
--------------------------------------------------------------------------------

     Based primarily on data furnished to the Company by third parties, the following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 2000 and 1999) were accounted for by the equity method.


December 31,                                              2000             1999
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                                               (unaudited)
Assets
     Current assets                                $    305,366          289,355
     Property and other noncurrent assets               996,702          822,771
--------------------------------------------------------------------------------
                                                   $  1,302,068        1,112,126
================================================================================

Liabilities and equity
     Current liabilities                           $    153,797          130,161
     Noncurrent liabilities                             138,642           43,423
     Equity                                           1,009,629          938,542
--------------------------------------------------------------------------------
                                                   $  1,302,068        1,112,126
================================================================================

Year ended December 31,                   2000           1999            1998
--------------------------------------------------------------------------------
                                                (Dollars in thousands)
                                                      (unaudited)
Results of operations
     Revenues                     $   1,538,459      1,398,314       1,281,803
     Operating income             $     495,971        427,274         430,859
     Net income                   $     481,923        416,740         435,744
--------------------------------------------------------------------------------

     At December 31, 2000, $56.7 million of the Company's consolidated retained earnings represented undistributed earnings of unconsolidated cellular entities.

(4)    Property, Plant and Equipment

     Net property, plant and equipment at December 31, 2000 and 1999 was composed of the following:

December 31,                                                  2000                 1999
----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Telephone, at original cost
      Cable and wire                                  $   2,817,797            1,904,957
      Central office                                      1,656,898            1,149,095
      General support                                       327,766              247,605
      Information origination/termination                    53,344               58,380
      Construction in progress                              136,755               74,219
      Other                                                   7,248                5,213
----------------------------------------------------------------------------------------
                                                          4,999,808            3,439,469
      Accumulated depreciation                           (2,552,648)          (1,605,553)
----------------------------------------------------------------------------------------
                                                          2,447,160            1,833,916
----------------------------------------------------------------------------------------

Wireless, at cost
      Cell site                                             366,855              353,705
      General support                                       105,951               96,774
      Construction in progress                               49,799               17,303
      Other                                                      79                4,943
----------------------------------------------------------------------------------------
                                                            522,684              472,725
      Accumulated depreciation                             (261,401)            (217,056)
----------------------------------------------------------------------------------------
                                                            261,283              255,669
----------------------------------------------------------------------------------------

Other, at cost
      General support                                       272,286              242,780
      Fiber network                                          60,649               24,722
      Other                                                  59,089               14,211
----------------------------------------------------------------------------------------
                                                            392,024              281,713
      Accumulated depreciation                             (141,174)            (114,840)
----------------------------------------------------------------------------------------
                                                            250,850              166,873
----------------------------------------------------------------------------------------

Net property, plant and equipment                     $   2,959,293            2,256,458
========================================================================================

     Depreciation expense was $328.0 million, $296.8 million and $280.5 million in 2000, 1999 and 1998, respectively. The composite depreciation rate for telephone properties was 7.2% for 2000, 7.0% for 1999 and 6.9% for 1998.

(5)    Long-term and Short-term Debt

     The Company's long-term debt as of December 31, 2000 and 1999 is as follows:

December 31,                                                                   2000          1999
---------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
CenturyTel
      6.92% senior credit facility, due through 2002                   $     300,000         57,000
      6.92% note, due through 2002                                           250,625        282,813
      Senior notes and debentures:
          7.75% Series A, due 2004                                            50,000         50,000
          8.25% Series B, due 2024                                           100,000        100,000
          6.55% Series C, due 2005                                            50,000         50,000
          7.20% Series D, due 2025                                           100,000        100,000
          6.15% Series E, due 2005                                           100,000        100,000
          6.30% Series F, due 2008                                           240,000        240,000
          6.875% Series G, due 2028                                          425,000        425,000
          8.375% Series H, due 2010                                          500,000              -
          7.75% Series I, remarketable 2002                                  400,000              -
          9.38% notes, due through 2003                                       12,000         16,025
      Notes to banks                                                               -         40,000
      6.86%* Employee Stock Ownership
       Plan commitment, due in installments through 2004                       3,500          4,690
      Net unamortized premium and discounts                                   12,012              -
      Other                                                                      201            225
---------------------------------------------------------------------------------------------------
               Total CenturyTel                                            2,543,338      1,465,753
---------------------------------------------------------------------------------------------------

Subsidiaries
      First mortgage debt
          5.90%* notes, payable to agencies of the U. S. government
            and cooperative lending associations, due in
            installments through 2025                                        278,079        290,715
          7.98% notes, due through 2002                                        5,582          5,732
      Other debt
          7.48%* unsecured medium-term notes, due through 2008               333,158        333,657
          8.12%* notes, due in installments through 2020                      23,365         25,520
          6.50% note, due in installments through 2001                         3,300          6,399
          7.06%* capital lease obligations, due through 2003                  13,432         12,633
---------------------------------------------------------------------------------------------------
               Total subsidiaries                                            656,916        674,656
---------------------------------------------------------------------------------------------------
Total long-term debt                                                       3,200,254      2,140,409
Less current maturities                                                      149,962         62,098
---------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                           $   3,050,292      2,078,311
===================================================================================================

* weighted average interest rate at December 31, 2000

     The approximate annual debt maturities for the five years subsequent to December 31, 2000 are as follows: 2001 - $150.0 million; 2002 - $960.2 million (assuming the Company's Series I notes are redeemed by the Company in 2002); 2003 - $68.9 million; 2004 - $72.1 million; and 2005 - $245.9 million.

     Short-term borrowings of $40.0 million at December 31, 1999 were classified as long-term debt on the accompanying balance sheets because the Company had adequate committed borrowing capacity available under long-term revolving facilities.

     Certain of the loan agreements of CenturyTel and its subsidiaries contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2000, restricted net assets of subsidiaries were $638.7 million. Subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $1.6 billion. At December 31, 2000, all of the consolidated retained earnings reflected on the balance sheet was available under CenturyTel's loan agreements for the declaration of dividends.

     Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

     During 2000, the Company borrowed $1.157 billion on a floating-rate basis under its new 364-day, $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., as lenders, and Banc of America Securities LLC and Salomon Smith Barney Inc., as arrangers, and borrowed $300 million on a floating-rate basis under its existing $300 million credit facility with Bank of America, N.A. The proceeds were utilized to finance a substantial portion of the Verizon acquisition on a short-term basis. See Note 2 for additional information.

     On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002) under its $2.0 billion shelf registration statement filed in May 2000. The Series I notes will bear interest at the rate of 7.75% per year through October 15, 2002 (which is the first remarketing date), and then at a fixed or floating rate. On the remarketing date, the Series I notes will be purchased and remarketed by the Company's remarketing dealer or mandatorily redeemed by the Company. The net proceeds from the sale of the Series H and I notes of approximately $908 million (including the payment made to the Company for the remarketing option granted to the remarketing dealer, but excluding the Company's payments associated with related interest rate hedging) were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisition.

     Subsequent to the issuance of permanent financing, the committed amount under the Company's 364-day, $1.5 billion credit facility was reduced to $500 million in accordance with its terms. The Company also has outstanding indebtedness under other short-term revolving credit facilities and through its newly initiated commercial paper program. The total amount outstanding under these short-term facilities aggregated $276.0 million at December 31, 2000. The weighted average interest rate of the Company's short-term debt at December 31, 2000 was 7.3%.

     At December 31, 2000, CenturyTel's telephone subsidiaries had approximately $129.5 million in commitments for long-term financing from the Rural Utilities Service available and approximately $400.1 million of additional borrowings were available to the Company through committed lines of credit with various banks.

(6)    Postretirement Benefits

     The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

     The following is a reconciliation for the benefit obligation and the plan assets.

December 31,                                                          2000         1999         1998
------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year                      $ 156,724       172,323      152,632
     Service cost                                                     4,727         4,850        5,519
     Interest cost                                                   10,907        10,089       10,744
     Plan amendments                                                      -        (2,492)           -
     Participant contributions                                          677           419          298
     Actuarial (gain) loss                                              957       (23,855)       9,720
     Benefits paid                                                   (8,726)       (4,610)      (6,590)
------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 $ 165,266       156,724      172,323
======================================================================================================

Change in plan assets (primarily listed stocks and bonds)
     Fair value of plan assets at beginning of year               $  41,781        35,799       34,618
     Return on assets                                                  (270)        2,961        4,080
     Employer contributions                                           6,411         7,212        3,393
     Participant contributions                                          677           419          298
     Benefits paid                                                   (8,726)       (4,610)      (6,590)
------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                          $  39,873        41,781       35,799
======================================================================================================

     Net periodic postretirement benefit cost for 2000, 1999 and 1998 included the following components:

Year ended December 31,                                       2000         1999         1998
---------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Service cost                                              $   4,727        4,850        5,519
Interest cost                                                10,907       10,089       10,744
Expected return on plan assets                               (4,178)      (3,580)      (3,250)
Amortization of unrecognized actuarial (gains) losses            26           54          430
Amortization of unrecognized prior service cost                (129)        (129)         121
---------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                  $  11,353       11,284       13,564
=============================================================================================

     The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2000, 1999 and 1998.

December 31,                                                 2000          1999        1998
---------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Benefit obligation                                     $  (165,266)     (156,724)    (172,323)
Fair value of plan assets                                   39,873        41,781       35,799
Unamortized prior service cost                              (1,175)       (1,303)       1,060
Unrecognized net actuarial loss                              6,109           707       23,972
---------------------------------------------------------------------------------------------
Accrued benefit cost                                   $  (120,459)     (115,539)    (111,492)
=============================================================================================

     Assumptions used in accounting for postretirement benefits as of December 31, 2000 and 1999 were:

                                                      2000               1999
--------------------------------------------------------------------------------
Weighted average assumptions
   Discount rate                                      7.25%              7.25
   Expected return on plan assets                     10.0%              10.0
--------------------------------------------------------------------------------

     For  measurement  purposes,  a 6.8%  annual  rate in the per capita cost of covered health care benefits was assumed for 2001 and beyond. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                              1-Percentage       1-Percentage
                                                             Point Increase     Point Decrease
----------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Effect on total of service and interest cost components         $   989              (964)
Effect on postretirement benefit obligation                     $ 9,028            (8,334)
----------------------------------------------------------------------------------------------

(7)    Investments and Other Assets

     Investments and other assets at December 31, 2000 and 1999 were composed of the following:

December 31,                                                              2000          1999
---------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Excess cost of net assets acquired, less accumulated amortization   $ 2,509,033     1,644,884
Investments in unconsolidated cellular entities                         117,942       125,901
Cash surrender value of life insurance contracts                         96,065        90,313
Marketable equity securities                                             42,801       102,633
Other                                                                   291,652       199,145
---------------------------------------------------------------------------------------------
                                                                    $ 3,057,493     2,162,876
=============================================================================================

     Amortization of goodwill and other intangibles of $60.1 million, $52.0 million and $47.8 million for 2000, 1999 and 1998, respectively, is included in "Depreciation and amortization" in the Company's Consolidated Statements of Income.

     The Company's investments in marketable equity securities are classified as available for sale and are reported at fair value with unrealized holding gains and losses reported, net of taxes, as a separate component of stockholders' equity. Gross unrealized holding gains of the Company's marketable equity securities were $39.2 million as of December 31, 2000 and $99.0 million as of December 31, 1999.

(8)    Deferred Credits and Other Liabilities

     Deferred credits and other liabilities at December 31, 2000 and 1999 were composed of the following:

December 31,                                                                   2000             1999
------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

Deferred federal and state income taxes                                    $ 298,451           269,988
Accrued postretirement benefit costs                                         118,614           112,876
Minority interest                                                             88,295            43,204
Regulatory liability - income taxes                                            8,528            12,469
Deferred investment tax credits                                                1,053             1,724
Other                                                                         52,608            29,666
------------------------------------------------------------------------------------------------------
                                                                           $ 567,549           469,927
======================================================================================================

(9)    Stockholders' Equity

     Common stock - At December 31, 2000, unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                            2000
--------------------------------------------------------------------------------
                                                                  (In thousands)

Incentive compensation programs                                        9,973
Acquisitions                                                           4,572
Employee stock purchase plan                                             976
Dividend reinvestment plan                                               633
Conversion of convertible preferred stock                                435
Other employee benefit plans                                           2,213
--------------------------------------------------------------------------------
                                                                      18,802
================================================================================

     Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2000, the holders of 10.6 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2000, CenturyTel had 2.0 million shares of convertible preferred stock, $25 par value per share, authorized. At December 31, 2000 and 1999, there were 319,000 shares of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

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

Stock split - On February 23, 1999, CenturyTel's Board of Directors declared a three-for-two common stock split effected as a 50% stock dividend in March 1999. All per share data included in this report for periods prior to March 1999 have been restated to reflect this stock split. An amount equal to the par value of the additional common shares issued pursuant to the stock split was reflected as a transfer from paid-in capital to common stock in the consolidated financial statements for 1998.

(10)   Stock Option Program

     CenturyTel has a 2000 incentive compensation program which allows the Board of Directors, through the Compensation Committee, to grant incentives to certain employees in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 2000, CenturyTel had reserved 10.0 million shares of common stock which may be issued under CenturyTel's current and predecessor incentive compensation programs.

     Under the Company's programs, options have been granted to employees at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

     During 2000 the Company granted 1,565,750 options (the "2000 Options") at market price. The weighted average fair value of each of the 2000 Options was estimated as of the date of grant to be $12.46 using an option-pricing model with the following assumptions: dividend yield - .5%; expected volatility - 25%; risk-free interest rate - 5.3%; and expected option life - seven years.

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

     Stock option transactions during 2000, 1999 and 1998 were as follows:

                                                           Number      Average
                                                         of options     price
-------------------------------------------------------------------------------

Outstanding December 31, 1997                           5,608,931      $  12.73
      Exercised                                          (937,985)        11.41
      Granted                                             121,667         26.25
      Forfeited                                           (12,000)        13.33
-----------------------------------------------------------------
Outstanding December 31, 1998                           4,780,613         13.35
      Exercised                                        (1,369,459)        10.90
      Granted                                              83,743         40.88
      Forfeited                                            (9,055)        37.07
-----------------------------------------------------------------
Outstanding December 31, 1999                           3,485,842         14.92
      Exercised                                          (369,308)        12.46
      Granted                                           1,565,750         33.00
      Forfeited                                            (1,125)        13.33
-----------------------------------------------------------------
Outstanding December 31, 2000                           4,681,159         21.16
=================================================================

Exercisable December 31, 1999                           3,317,004         14.32
=================================================================

Exercisable December 31, 2000                           3,113,496         15.21
=================================================================

     The following tables summarize certain information about CenturyTel's stock options at December 31, 2000.

                                    Options outstanding
--------------------------------------------------------------------------------------
                        Weighted average
     Range of                              remaining contractual     Weighted average
  exercise prices     Number of options      life outstanding         exercise price
--------------------------------------------------------------------------------------

$     9.63-12.30             899,481                 1.6                $   12.29
     13.33-17.64           2,038,690                 5.2                    14.94
     23.03-26.05             305,713                 7.4                    24.74
     26.98-31.54              46,264                 8.0                    29.08
     33.13-34.63           1,315,198                 9.2                    34.62
     39.00-46.19              75,813                 8.7                    40.92
                           ---------
      9.63-46.19           4,681,159                 6.7                    21.16
                           =========

                                    Options exercisable
--------------------------------------------------------------------------------------
     Range of                           Number of                      Weighted average
  exercise prices                   options exercisable                 exercise price
--------------------------------------------------------------------------------------

$     9.63-12.30                            899,481                      $  12.29
     13.33-17.64                          2,038,690                         14.94
     23.03-26.05                             53,248                         25.95
     26.98-31.54                             46,264                         29.08
     39.00-46.19                             75,813                         40.92
                                          ---------
      9.63-46.19                          3,113,496                         15.21
                                          =========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, the Company has not recognized compensation cost in connection with issuing stock options. If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 2000, 1999 and 1998 would have been as follows:

Year ended December 31,                         2000         1999         1998
--------------------------------------------------------------------------------
                                                    (Dollars in thousands,
                                                  except per share amounts)
Net income
     As reported                            $ 231,474      239,769      228,757
     Pro forma                              $ 225,164      239,033      227,113
Basic earnings per share
     As reported                            $    1.65         1.72         1.67
     Pro forma                              $    1.60         1.72         1.66
Diluted earnings per share
     As reported                            $    1.63         1.70         1.64
     Pro forma                              $    1.59         1.69         1.62
--------------------------------------------------------------------------------


(11)   Accounting for the Effects of Regulation

     The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." Actions of regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.

     The Company's consolidated balance sheet as of December 31, 2000 included regulatory assets of approximately $735.4 million and regulatory liabilities of approximately $4.8 million. The $735.4 million of regulatory assets included amounts related to accumulated depreciation ($732.1 million), assets established in connection with postretirement benefits ($345,000), income taxes ($38,000) and deferred financing costs ($2.9 million). The $4.8 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax liabilities related to the regulatory assets and liabilities quantified above were $294.6 million.

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

     Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by non-regulated enterprises, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for non-regulated enterprises. Deferred tax liabilities and deferred investment tax credits will be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

     The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required will result in a material, noncash charge against earnings which will be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $400 million and $450 million. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

(12)   Sale or Exchange of Assets

     In the first quarter of 2000 the Company recorded a pre-tax gain aggregating $9.9 million ($5.2 million after tax) due to the sale of its remaining Alaska cellular operations.

     In the third quarter of 2000 the Company recorded a pre-tax gain aggregating $10.7 million ($6.4 million after tax) due to the sale of its minority interest in a non-strategic cellular partnership.

     In the first quarter of 1999 the Company recorded a pre-tax gain aggregating $10.4 million ($6.7 million after tax) due to the sale of its remaining common shares of MCIWorldCom, Inc. ("WorldCom").

     In May 1999, the Company sold substantially all of its Alaska-based operations that were acquired in the acquisition of Pacific Telecom, Inc. on December 1, 1997. The Company received approximately $300 million in after-tax cash as a result of the transaction. In accordance with purchase accounting, no gain or loss was recorded upon the disposition of these properties.

     In June 1999, the Company sold the assets of its cellular operations in Brownsville and McAllen, Texas for approximately $96 million cash. In connection therewith, the Company recorded a pre-tax gain of approximately $39.6 million, and an after-tax loss of approximately $7.8 million.

     In the fourth quarter of 1999 the Company recorded a pre-tax gain aggregating $11.6 million ($7.6 million after tax) due to the sale of its Telephone and Data Systems, Inc. common stock.

     In connection with the first quarter 1998 acquisition of Brooks Fiber Properties, Inc. ("Brooks") by WorldCom, the Company's 551,000 shares of Brooks' common stock were converted into approximately 1.0 million shares of WorldCom common stock. The Company recorded such conversion at fair value which resulted in a pre-tax gain of approximately $22.8 million ($14.8 million after tax). In the second quarter of 1998, the Company sold 750,000 shares of WorldCom common stock for $35.6 million cash and recorded a pre-tax gain of $8.7 million ($5.7 million after tax).

     In the second quarter of 1998, the Company sold its minority interests in two non-strategic cellular entities for approximately $31.0 million cash which resulted in a pre-tax gain of $21.8 million ($12.3 million after tax). Additionally, in the second quarter the Company wrote off its minority investment in a start-up company.

(13)   Earnings Per Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                                    2000           1999           1998
----------------------------------------------------------------------------------------------
                                                               (Dollars, except per share
                                                            amounts, and shares in thousands)

Income (Numerator):
Net income                                             $ 231,474        239,769        228,757
Dividends applicable to preferred stock                     (399)          (403)          (408)
----------------------------------------------------------------------------------------------
Net income applicable to common stock for
   computing basic earnings per share                    231,075        239,366        228,349
Dividends applicable to preferred stock                      399            403            408
Interest on convertible securities, net of taxes             132            252            372
----------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
   diluted earnings per share                          $ 231,606        240,021        229,129
==============================================================================================

Shares (Denominator):
Weighted average number of shares outstanding
   during period                                         140,440        139,313        137,568
Employee Stock Ownership Plan shares not
   committed to be released                                 (371)          (465)          (558)
----------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during
   period for computing basic earnings per share         140,069        138,848        137,010
Incremental common shares attributable to
   dilutive securities:
     Conversion of convertible securities                    707            981          1,274
     Shares issuable under outstanding stock options       1,088          1,603          1,821
----------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes of
   computing diluted earnings per share                  141,864        141,432        140,105
==============================================================================================

Basic earnings per share                               $    1.65           1.72           1.67
==============================================================================================

Diluted earnings per share                             $    1.63           1.70           1.64
==============================================================================================

     The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 969,000, 20,000 and 3,000 for 2000, 1999 and 1998, respectively.

(14)   Income Taxes

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 were as follows:

December 31,                                                  2000       1999
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Deferred tax assets
     Postretirement benefit costs                        $  30,834      36,851
     Regulatory support                                     13,504      13,504
     Net operating loss carryforwards                        8,302       2,593
     Regulatory liability                                    3,191       4,907
     Long-term debt                                          7,765       2,805
     Other employee benefits                                 7,335       8,367
     Other                                                  11,055      10,466
--------------------------------------------------------------------------------
         Gross deferred tax assets                          81,986      79,493
         Less valuation allowance                           (8,302)     (2,593)
--------------------------------------------------------------------------------
         Net deferred tax assets                            73,684      76,900
--------------------------------------------------------------------------------

Deferred tax liabilities
     Property, plant and equipment, primarily due to
        depreciation differences                          (283,008)   (239,583)
     Excess cost of net assets acquired                    (55,819)    (49,183)
     Deferred debt costs                                    (2,764)     (3,128)
     Customer base                                          (5,742)     (7,868)
     Marketable equity securities                          (13,715)    (34,656)
     Intercompany profits                                   (3,283)     (3,259)
     Other                                                  (7,804)     (9,211)
--------------------------------------------------------------------------------
         Gross deferred tax liabilities                   (372,135)   (346,888)
--------------------------------------------------------------------------------
Net deferred tax liability                               $(298,451)   (269,988)
================================================================================

     The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

Year ended December 31,                                              2000      1999      1998
------------------------------------------------------------------------------------------------
                                                                  (Percentage of pre-tax income)

Statutory federal income tax rate                                    35.0%     35.0      35.0
State income taxes, net of federal income tax benefit                 2.8       2.5       3.9
Amortization of nondeductible excess cost of net assets acquired      2.9       2.7       3.3
Basis difference of assets sold                                        .3       3.9        .2
Amortization of investment tax credits                                (.2)      (.4)      (.6)
Amortization of regulatory liability                                  (.4)      (.4)      (.6)
Other, net                                                            (.3)       .8       (.2)
------------------------------------------------------------------------------------------------
Effective income tax rate                                            40.1%     44.1      41.0
================================================================================================

     Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998 was as follows:

Year ended December 31,                       2000          1999         1998
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)
Federal
     Current                              $  98,271       184,872      117,490
     Deferred                                39,651       (11,600)      18,048
State
     Current                                 14,620        21,770       25,015
     Deferred                                 2,169        (5,539)      (1,852)
--------------------------------------------------------------------------------
                                          $ 154,711       189,503      158,701
================================================================================

     Income tax expense was allocated as follows:

Year ended December 31,                                          2000         1999        1998
-----------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Net tax expense in the consolidated statements of income     $ 154,711      189,503     158,701
Stockholders' equity
    Compensation expense for tax purposes
      in excess of amounts recognized for
      financial reporting purposes                              (2,702)     (16,836)     (6,579)
    Tax effect of the change in unrealized holding
      gain on investments                                      (20,941)      30,771      (2,518)
-----------------------------------------------------------------------------------------------
                                                             $ 131,068      203,438     149,604
===============================================================================================

(15)   Retirement and Savings Plans

     CenturyTel and certain subsidiaries sponsor defined benefit pension plans for substantially all employees. CenturyTel also sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits.

     The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets for the retirement and savings plans.

December 31,                                                      2000        1999         1998
------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Change in benefit obligation
      Benefit obligation at beginning of year                $  205,455     217,747      200,554
      Service cost                                                5,928       5,226        5,361
      Interest cost                                              15,381      13,817       13,225
      Plan amendments                                             3,387           -          227
      Acquisition                                                35,824           -            -
      Actuarial (gain) loss                                      (3,726)    (19,844)       8,683
      Benefits paid                                             (12,414)    (11,491)     (10,303)
------------------------------------------------------------------------------------------------
Benefit obligation at end of year                            $  249,835     205,455      217,747
================================================================================================

Change in plan assets (primarily listed stocks and bonds)
      Fair value of plan assets at beginning of year         $  319,901     278,678      237,618
      Return on plan assets                                     (14,991)     52,183       50,720
      Employer contributions                                        572         531          643
      Acquisition                                                36,391           -            -
      Benefits paid                                             (12,414)    (11,491)     (10,303)
------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                     $  329,459     319,901      278,678
================================================================================================

     Net periodic pension benefit for 2000, 1999 and 1998 included the following components:

Year ended December 31,                       2000          1999         1998
--------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Service cost                              $   5,928         5,226        5,361
Interest cost                                15,381        13,817       13,225
Expected return on plan assets              (31,586)      (26,824)     (22,925)
Recognized net gains                         (7,107)       (3,176)      (2,688)
Net amortization and deferral                  (602)         (235)        (300)
--------------------------------------------------------------------------------
Net periodic pension benefit              $ (17,986)      (11,192)      (7,327)
================================================================================

       The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 2000, 1999 and 1998.

December 31,                                   2000          1999         1998
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)

Benefit obligation                        $ (249,835)     (205,455)    (217,747)
Fair value of plan assets                    329,459       319,901      278,678
Unrecognized transition asset                 (1,648)       (1,892)      (2,136)
Unamortized prior service cost                 4,126         1,031        1,053
Unrecognized net actuarial gain              (49,336)     (100,052)     (57,981)
--------------------------------------------------------------------------------
Prepaid benefit cost                      $   32,766        13,533        1,867
================================================================================

     Assumptions used in accounting for the pension plans as of December 2000 and 1999 were:

                                                            2000          1999
--------------------------------------------------------------------------------
Discount rates                                              7.25%          7.25
Expected long-term rate of return on assets             8.0-10.0%      8.0-10.0
--------------------------------------------------------------------------------

     CenturyTel sponsors an Employee Stock Bonus Plan ("ESBP") and an Employee Stock Ownership Plan ("ESOP"). These plans cover most employees with one year of service with the Company and are funded by Company contributions determined annually by the Board of Directors.

     The Company contributed $6.0 million, $5.2 million and $3.7 million to the ESBP during 2000, 1999 and 1998, respectively. The Company's expense related to the ESOP during 2000, 1999 and 1998 was $3.5 million, $4.4 million, and $4.4 million, respectively. At December 31, 2000, the ESBP and the ESOP owned an aggregate of 8.6 million shares of CenturyTel common stock.

     CenturyTel and certain subsidiaries also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans") which are available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plans were $6.1 million in 2000, $6.1 million in 1999 and $8.5 million in 1998.

(16)   Supplemental Cash Flow Disclosures

     The Company paid interest, net of amounts capitalized, of $164.0 million, $148.3 million and $150.8 million during 2000, 1999 and 1998, respectively. Income taxes paid were $142.3 million in 2000, $270.9 million in 1999 and $185.9 million in 1998.

     CenturyTel has consummated the acquisitions of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 2000. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,                         2000         1999         1998
--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Property, plant and equipment, net        $   607,415          830       75,043
Excess cost of net assets acquired            917,468       20,194      145,880
Other investments                               7,145            -        5,028
Long-term debt                                   (378)           -            -
Deferred credits and other liabilities        (44,465)           -            -
Other assets and liabilities, excluding
   cash and cash equivalents                   53,671          (52)        (382)
--------------------------------------------------------------------------------
Decrease in cash due to acquisitions      $ 1,540,856       20,972      225,569
================================================================================

     CenturyTel has disposed of various telephone and cellular operations, along with certain other assets, during the three years ended December 31, 2000. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                                 2000         1999         1998
---------------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Property, plant and equipment, net                   $ (4,062)    (165,286)           -
Excess cost of net assets acquired, net                (4,071)    (296,605)           -
Marketable equity securities                                -      (18,363)     (21,923)
Other assets and liabilities, excluding cash and
   cash equivalents                                      (769)      58,595      (60,525)
Gain on sale of assets                                (20,593)     (62,808)     (49,859)
---------------------------------------------------------------------------------------
Increase in cash due to dispositions                 $(29,495)    (484,467)    (132,307)
=======================================================================================


(17)   Fair Value of Financial Instruments

       The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 2000 and 1999.

                                                           Carrying           Fair
                                                            amount            value
-----------------------------------------------------------------------------------
                                                            (Dollars in thousands)
December 31, 2000

Financial assets
   Investments
      Marketable equity securities                    $    42,801       42,801  (1)
      Other                                           $    36,514       36,514  (3)

Financial liabilities
   Long-term debt (including current maturities)      $ 3,200,254    3,107,899  (2)
   Other                                              $    40,879       40,879  (3)
-----------------------------------------------------------------------------------

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
-----------------------------------------------------------------------------------

(1)  Fair value was based on quoted market prices.
(2) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently offered to the Company for similar debt.
(3)  Fair value was estimated by the Company to approximate carrying value.
(4) The carrying amount of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments.

(18)   Business Segments

     The Company has two reportable segments: telephone and wireless. The Company's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions.

     The Company's telephone operations are conducted in rural, suburban and small urban communities in 21 states. Approximately 87% of the Company's telephone access lines are in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon. The Company's wireless customers are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas, and Arkansas.

                                                                        Depreciation
                                                       Operating            and           Operating
                                                        revenues        amortization        income
-----------------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)

Year ended December 31, 2000
----------------------------

Telephone                                            $  1,253,969          317,906           376,290
Wireless                                                  443,569           65,239           117,865
Other operations                                          148,388            4,911            31,258
-----------------------------------------------------------------------------------------------------
Total                                                $  1,845,926          388,056           525,413
=====================================================================================================


Year ended December 31, 1999
----------------------------

Telephone                                            $  1,126,112          273,666           351,559
Wireless                                                  422,269           68,593           133,930
Other operations                                          128,288            6,557            22,580
----------------------------------------------------------------------------------------------------
Total                                                $  1,676,669          348,816           508,069
====================================================================================================


Year ended December 31, 1998
----------------------------

Telephone                                            $  1,077,343          261,370           334,604
Wireless                                                  407,827           62,345           129,124
Other operations                                           91,915            4,839            16,083
----------------------------------------------------------------------------------------------------
Total                                                $  1,577,085          328,554           479,811
====================================================================================================


Year ended December 31,                                    2000              1999            1998
---------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Operating income                                     $    525,413          508,069           479,811
Gain on sale or exchange of assets, net                    20,593           62,808            49,859
Interest expense                                         (183,302)        (150,557)         (167,552)
Income from unconsolidated cellular entities               26,986           27,675            32,869
Minority interest                                         (10,201)         (27,913)          (12,797)
Other income and expense                                    6,696            9,190             5,268
----------------------------------------------------------------------------------------------------
Income before income tax expense                     $    386,185          429,272           387,458
====================================================================================================


Year ended December 31,                                    2000              1999            1998
---------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Capital expenditures
     Telephone                                       $    275,523          233,512           233,190
     Wireless                                              58,468           58,760            57,326
     Other operations                                     115,546           97,708            20,403
----------------------------------------------------------------------------------------------------
Total                                                $    449,537          389,980           310,919
=====================================================================================================

Total assets
     Telephone                                       $  4,779,812        3,246,290         3,674,148
     Wireless                                           1,204,186        1,184,129         1,114,955
     Other operations                                     409,292          274,988           146,352
----------------------------------------------------------------------------------------------------
Total assets                                         $  6,393,290        4,705,407         4,935,455
=====================================================================================================

     Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)   Commitments and Contingencies

     Construction expenditures and investments in vehicles, buildings and equipment during 2001 are estimated to be $400 million for telephone operations, $70 million for wireless operations and $80 million for other operations.

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


                                CENTURYTEL, INC.
                    Consolidated Quarterly Income Information
                                   (Unaudited)

                                  First       Second        Third       Fourth
                                  quarter     quarter       quarter     quarter
--------------------------------------------------------------------------------
                                (Dollars in thousands, except per share amounts)
 2000                                              (unaudited)
--------------------------------------------------------------------------------

Operating revenues            $  412,956     423,156       482,634      527,180
Operating income              $  111,422     124,892       147,059      142,040
Net income                    $   49,284      57,845        67,224       57,121
Basic earnings per share      $      .35         .41           .48          .41
Diluted earnings per share    $      .35         .41           .47          .40

1999
--------------------------------------------------------------------------------

Operating revenues            $  414,256     416,750       419,205      426,458
Operating income              $  130,623     130,625       130,059      116,762
Net income                    $   61,105      53,462        64,529       60,673
Basic earnings per share      $      .44         .38           .46          .43
Diluted earnings per share    $      .43         .38           .46          .43
--------------------------------------------------------------------------------

     Diluted earnings per share for the first and third quarters of 2000 included $.04 and $.05 per share, respectively, of gain on sale of assets. See
Note 12 for additional information. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon. See Note 2 for additional information.

     Diluted earnings per share for the first, second, third and fourth quarters of 1999 included $.04, ($.05), $.01 and $.05 per share, respectively, of net gain (loss) on sale of assets. See Note 12 for additional information.


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


Name                             Age             Office(s) held with CenturyTel
----                             ---             ------------------------------

Clarke M. Williams               79              Chairman of the Board
                                                  of Directors

Glen F. Post, III                48              Vice Chairman of the Board of
                                                  Directors, President and
                                                  Chief Executive Officer

Karen A. Puckett                 40              Executive Vice President and
                                                  Chief Operating Officer

R. Stewart Ewing, Jr.            49              Executive Vice President and
                                                  Chief Financial Officer

Harvey P. Perry                  56              Executive Vice President,
                                                  Chief Administrative Officer,
                                                  General Counsel and Secretary

David D. Cole                    43              Senior Vice President -
                                                  Operations Support

Michael Maslowski                53              Senior Vice President and
                                                  Chief Information Officer

     Each of the Registrant's executive officers, except for Ms. Puckett and Mr. Maslowski, has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years. Mr. Cole has served as Senior Vice President - Operational Support since November 1998, as President - Wireless Group from October 1996 to October 1998 and as Vice President from 1990 to 1996. Mr. Maslowski has served as Senior Vice President and Chief Information Officer since March 1999 and as Senior Information Systems Executive for Lucent Technologies and for a joint venture between Lucent Technologies and Phillips Consumer Communications from 1996 to early 1999. Ms. Puckett has served as Executive Vice President and Chief Operating Officer since July 2000, as Sales and Marketing Senior Officer of BroadStream Communications from July 1999 to July 2000 and as Texas Region President for GTE Wireless from 1996 to mid-1999.

     Commco Technology LLC (formerly BroadStream Communications) filed for bankruptcy on December 18, 2000 in the United States Bankruptcy Court, District of Connecticut (Bridgeport). Ms. Puckett was an officer and employee of BroadStream Communications from July 1999 through July 2000.

     The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2001 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          a.  Financial Statements

              (i)   Consolidated Financial Statements:

                       Independent Auditors' Report on Consolidated Financial
                          Statements and Financial Statement Schedules

                       Consolidated Statements of Income for the years ended
                          December 31, 2000, 1999 and 1998

                       Consolidated Statements of Comprehensive Income for the
                          years ended December 31, 2000, 1999 and 1998

                       Consolidated Balance Sheets - December 31, 2000 and 1999

                       Consolidated Statements of Cash Flows for the years
                          ended December 31, 2000, 1999 and 1998

                       Consolidated Statements of Stockholders' Equity for the
                          years ended December 31, 2000, 1999 and 1998

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

          b.  Reports on Form 8-K.

              The following items were reported in a Form 8-K filed October 5, 2000.

                  Item 2.  Acquisition of properties in Wisconsin from Verizon.

                  Item 5. Expected Third Quarter 2000 operating results and updated long-term debt ratings.
                  Item 7. Historical and pro forma financial information related to Verizon acquisitions.

              The following item was reported in a Form 8-K filed November 13, 2000.

                  Item 5. News release announcing third quarter results of operations.

          c.   Exhibits:
                3(i) Amended and Restated Articles of Incorporation of Registrant, dated as of May 6, 1999, (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

                3(ii) Registrant's Bylaws, as amended through November 18, 1999 (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

                4.1 Note Purchase Agreement, dated September 1, 1989, between Registrant, Teachers Insurance and Annuity Association of America and the Lincoln National Life Insurance Company (incorporated by reference to Exhibit 4.23 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989).

                4.2 Rights Agreement, dated as of August 27, 1996, between Registrant and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30, 1996) and Amendment No.1 thereto, dated May 25, 1999 (incorporated by reference to Exhibit 4.2(ii) to Registrant's Report on Form 8-K dated May 25, 1999) and Amendment No. 2 thereto, dated and effective as of June 30, 2000, by and between the Registrant and Computershare Investor Services, LLC, as rights agent (incorporated by reference to
                        Exhibit 4.1 of Registrant's Quarterly report on 10-Q for the quarter ended September 30, 2000).

                4.3 Form of common stock certificate of the Registrant, included elsewhere herein.

                4.4     Instruments relating to the Company's public senior debt

                        (a) Indenture dated as of March 31, 1994 between the Company and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 33-52915).

                        (b) Resolutions designating the terms and conditions of the Company's 7-3/4% Senior Notes, Series A, due 2004 and 8-1/4% Senior Notes, Series B, due 2024 (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form
                              10-Q for the quarter ended March 31, 1994).

                        (c) Resolutions designating the terms and conditions of the Company's 6.55% Senior Notes, Series C, due 2005 and 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                        (d) Resolutions designating the terms and conditions of the Company's 6.15% Senior Notes, Series E, due 2005; 6.30% Senior
                              Notes,  Series  F,  due  2008;  and  6.875%
                              Debentures,    Series    G,    due    2028,
                              (incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                        (e) Form of Registrant's 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30,
                              2000).

                        (f) Form of the Registrant's 7.750% Remarketable Senior Notes, Series I, due 2012, issued October 19, 2000 (the "Remarketable Notes") (incorporated by reference to Exhibit 4.3 of Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                        (g) Remarketing Agreement, dated as of October 19, 2000, between the Registrant and Banc of America Securities LLC, as remarketing agent for the Remarketable Notes (incorporated by reference to Exhibit 4.4 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                              2000).

                4.5 Competitive Advance and Revolving Credit Facility Agreement, dated as of August 28, 1997, among Registrant, the lenders named therein, and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 4.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

                4.6 Revolving Credit Facility Agreement, dated July 31, 2000, among Registrant, Bank of America, N.A., Citibank, N.A., Banc of America Securities, LLC and Salomon Smith Barney, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K dated
                        July 31, 2000).

                4.7 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incor-porated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

                10.1    Qualified Employee Benefit Plans

                        (a) Registrant's Employee Stock Ownership Plan and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to Exhibit 10.1(a) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                              1995), amendment thereto dated July 15, 1996
                              (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,1996), amendment thereto dated December 31, 1996 (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                              1997), amendment thereto dated March 18, 1997 (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), and amendment thereto dated December 29, 1998 (incorporated by reference to Exhibit 10.1
                              (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                        (b) Registrant's Stock Bonus Plan, PAYSOP and Trust, as amended and restated December 30, 1994 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995), amendment thereto dated July 11, 1995 (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995), amendment thereto dated January 26, 1996 (incorporated by reference to
                              Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995), amendment thereto dated July 15, 1996(incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996), and amendment thereto dated December 31, 1996 (incorporated by reference to
                              Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendments thereto dated January 1, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997), and amendment thereto dated December 29, 1998 (incorporated by reference to Exhibit 10.1(b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                        (c) Registrant's Dollars & Sense Plan and Trust, as amended and restated, effective January 1, 1998 and amendment thereto dated December 29, 1998 (incorporated by reference to Exhibit 10.1 (c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                        (d) Registrant's Amended and Restated Retirement Plan, effective as of January 1, 1999 (incor-porated by reference to Exhibit 10.1 (z) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                10.2    Stock-based Incentive Plans

                        (a) Registrant's 1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995
                             (incorporated   by   reference  to  Exhibit
                             10.1(e) to  Registrant's  Annual  Report on
                             Form 10-K for the year ended  December  31,
                             1995) and amendment  thereto dated November
                             21,  1996,  (incorporated  by  reference to
                             Exhibit  10.1(e)  to  Registrant's   Annual
                             Report  on Form  10-K  for the  year  ended
                             December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                        (b) Registrant's 1988 Incentive Compensation Program as amended and restated August 22, 1989 (incorporated by reference to Exhibit
                             19.8 to  Registrant's  Quarterly  Report on
                             Form 10-Q for the quarter  ended  September
                             30,  1989)  and  amendment   thereto  dated
                             November   21,   1996    (incorporated   by
                             reference    to    Exhibit    10.1(g)    to
                             Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                        (c) Registrant's 1990 Incentive Compensation Program, dated March 15, 1990 (incorporated by reference to Exhibit 19.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1(i) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1996).

                             (i) Form of Stock Option Agreement  entered
                             into in 1992 by the Registrant, pursuant to
                             1990 Incentive  Compensation  Program, with
                             certain  of  its  officers  and   employees
                             (incorporated by reference to Exhibit 10.17 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1992) and amendment thereto dated as of May 22, 1995 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                             1995).

                        (d) Registrant's 1995 Incentive Compensation Plan approved by Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated
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

                             (i)   Form  of  Stock   Option   Agreement,
                             pursuant  to  1995  Incentive  Compensation
                             Plan and dated as of May 22, 1995,  entered
                             into  by   Registrant   and  its   officers
                             (incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

                             (ii)  Form  of  Stock  Option  Agreement,
                             pursuant  to 1995  Incentive  Compensation
                             Plan and dated as of June 23, 1995, entered into by Registrant and certain key employees (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).

                             (iii) Form  of   Stock   Option  Agreement,
                             pursuant to 1995 Incentive Compensation Plan
                             and dated as of February 24, 1997, entered
                             into by Registrant and its officers (incor-
                             porated by reference to  Exhibit  10.4   to
                             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                             (iv)  Form  of  Stock   Option   Agreement,
                             pursuant  to  1995  Incentive  Compensation
                             Plan and dated as of February 21, 2000, entered into by Registrant and its officers (incorporated by reference to Exhibit 10.1
                             (t) to  Registrant's  Annual Report on Form
                             10-K for the year ended December 31, 1999).

                             (v) Form of Amended and Restated Restricted Stock and Performance Share Agreement dated as of March 16,  1998,  relating  to  equity
                             incentive  awards  granted in  1997 pursuant
                             to Registrant's 1995 Incentive   Compensation
                             Plan  (incorporated  by reference to Exhibit
                             10.2 to  Registrant's  Quarterly  Report  on
                             Form 10-Q for the  quarter  ended March 31,1998).

                             (vi) Form of Restricted Stock and Performance Share Agreement, dated as of March 16, 1998, relating to equity incentive awards granted in 1998 pursuant to Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                             (vii) Form of Restricted Stock and Performance Share Agreement, dated as of February 22, 1999, relating to equity incentive awards
                             granted   in   1999    pursuant    to   the
                             Registrant's  1995  Incentive  Compensation
                             Plan  (incorporated by reference to Exhibit
                             10.1(x) to  Registrant's  Annual  Report on
                             Form 10-K for the year ended December 31, 1999).

                        (e) Amended and Restated Registrant's 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).


                10.3    Other Non-Qualified Employee Benefit Plans

                        (a) Registrant's Key Employee Incentive Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1995) and amendment  thereto dated November
                             21, 1996 (incorporated by reference to Exhibit 10.1 (f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

                       (b) Registrant's Restated Supplemental Executive Retirement Plan, dated April 3, 2000 (incorporated by reference to Exhibit 10.1(d) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.)

                       (c) Registrant's Restated Supplemental Defined Contribution Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(q) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1995),  amendment  thereto  dated  July 15,
                             1996  (incorporated by reference to Exhibit
                             10.4 to  Registrant's  Quarterly  Report on
                             Form 10-Q for the  quarter  ended  June 30,
                             1996) and amendment  thereto dated November
                             21, 1996 (incorporated by reference to Exhibit 10.1 (p) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                       (d) Registrant's Amended and Restated Supplemental Dollars & Sense Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1
                             (q) to  Registrant's  Annual Report on Form
                             10-K for the year ended December 31, 1998).

                       (e) Registrant's Supplemental Defined Benefit Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1
                             (y) to  Registrant's  Annual Report on Form
                             10-K for the year ended December 31, 1998).

                       (f) Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                       (g) Registrant's Restated Outside Directors' Retirement Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                             1995).

                       (h) Registrant's Restated Deferred Compensation Plan for Outside Directors, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                       (i) Registrant's Chairman/Chief Executive Officer Short-Term Incentive Program (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                10.4   Employment, Severance and Related Agreements

                       (a) Employment Agreement, originally dated May 24, 1993, as amended and restated through February 22, 2000, by and between Clarke M. Williams and Registrant (incorporated by reference to Exhibit 10.1(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                       (b) Agreement, dated December 31, 1994, by and between Jim D. Reppond and Registrant (incorporated by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

                       (c) Consulting Agreement, dated as of July 2, 1996, by and between Registrant and Jim D. Reppond (incorporated by reference to
                             Exhibit 10 to Registrant's Quarterly Report
                             on  Form   10-Q  for  the   quarter   ended
                             September 30, 1996).

                       (d) Change of Control Agreement, dated February 22, 2000 by and between Glen F. Post, III and Registrant (incorporated by reference
                             to   Exhibit    10.1(b)   to   Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                       (e) Form of Change of Control Agreement, dated February 22, 2000, by and between Registrant and David D. Cole, R. Stewart Ewing, Michael
                             E. Maslowski and Harvey P. Perry (incorporated by reference exhibit 10.1(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                       (f) Form of Change of Control Agreement dated July 24, 2000, by and between the Registrant and Karen A. Puckett
                             (incorporated   by   reference  to  Exhibit
                             10.1(c) of Registrant's Quarterly Report on
                             Form 10-Q for the  quarter  ended March 31,
                             2000).


                10.5   Other Agreements

                       (a)   Amended   and   Restated   Asset   Purchase
                             Agreement   by  and  among   GTE   Arkansas
                             Incorporated, GTE Midwest Incorporated, GTE
                             Southwest   Incorporated   and  Registrant,
                             dated  June  29,  1999   (incorporated   by
                             reference  to  Exhibit  99 to  Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

                       (b) Asset Purchase Agreement by and between GTE Midwest Incorporated and Spectra Communications Group, LLC dated as of July 8, 1999 (incorporated by reference to
                             Exhibit 2.2 of Registrant's Current Report on Form 8-K dated July 31, 2000).

                       (c) Asset Purchase Agreement by and between GTE North Incorporated and Telephone USA of Wisconsin, LLC dated as of August 19, 1999 (incorporated by reference to Exhibit 2.3 of Registrant's Current Report on Form 8-K dated September 29, 2000).

                       (d) Asset Purchase Agreement by and between GTE North Incorporated and Registrant dated as of October 11, 1999 (incorporated by reference to Exhibit 2.4 of Registrant's Current Report on Form 8-K dated September 29, 2000).

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

                                             CenturyTel, Inc.,


Date:   March 22, 2001                      By:  /s/ Clarke M. Williams
                                                 ---------------------------
                                                   Clarke M. Williams
                                                   Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



 /s/ Clarke M. Williams
----------------------------    Chairman of the Board
Clarke M. Williams               of Directors                     March 22, 2001

                                Vice Chairman of the
/s/ Glen F. Post, III            Board of Directors,
----------------------------     President, and Chief
Glen F. Post, III                Executive Officer                March 22, 2001



/s/ R. Stewart Ewing, Jr.       Executive Vice President and
----------------------------     Chief Financial Officer          March 22, 2001
R. Stewart Ewing, Jr             (Principal Accounting Officer)



/s/ Harvey P. Perry             Executive Vice President,
----------------------------     Chief Administrative Officer
Harvey P. Perry                  and Director                     March 22, 2001



/s/ William R. Boles, Jr.
----------------------------
William R. Boles, Jr.           Director                          March 22, 2001



/s/ Virginia Boulet
----------------------------
Virginia Boulet                 Director                          March 22, 2001



/s/ Ernest Butler, Jr.
----------------------------
Ernest Butler, Jr.              Director                          March 22, 2001



/s/ Calvin Czeschin
----------------------------
Calvin Czeschin                 Director                          March 22, 2001



/s/ James B. Gardner
----------------------------
James B. Gardner                 Director                         March 22, 2001



/s/ W. Bruce Hanks
----------------------------
W. Bruce Hanks                  Director                          March 22, 2001



/s/ R. L. Hargrove, Jr.
----------------------------
R. L. Hargrove, Jr.             Director                          March 22, 2001



/s/ Johnny Hebert
----------------------------
Johnny Hebert                   Director                          March 22, 2001



/s/ F. Earl Hogan
----------------------------
F. Earl Hogan                   Director                          March 22, 2001



/s/ C. G. Melville, Jr.
----------------------------
C. G. Melville, Jr.             Director                          March 22, 2001



/s/ Jim D. Reppond
----------------------------
Jim D. Reppond                  Director                          March 22, 2001







           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CENTURYTEL, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME


                                                             Year ended December 31,
--------------------------------------------------------------------------------------------
                                                      2000            1999            1998
--------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)


REVENUES                                         $    13,007         15,542           16,055
--------------------------------------------------------------------------------------------

EXPENSES
         Operating expenses                           11,604         12,057           14,215
         Depreciation and amortization                 7,470          7,153           31,842
--------------------------------------------------------------------------------------------
              Total expenses                          19,074         19,210           46,057
--------------------------------------------------------------------------------------------

OPERATING LOSS                                        (6,067)        (3,668)         (30,002)
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
         Gain on sales of assets                           -          1,931           28,085
         Interest expense                           (214,140)      (117,760)        (131,309)
         Interest income                              84,307         48,078           40,005
         Other expense                                (7,741)          (697)          (1,573)
--------------------------------------------------------------------------------------------
              Total other income (expense)          (137,574)       (68,448)         (64,792)
--------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
    EQUITY IN SUBSIDIARIES' EARNINGS                (143,641)       (72,116)         (94,794)

Income tax benefit                                    52,259         33,179           21,857
--------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN
    SUBSIDIARIES' EARNINGS                           (91,382)       (38,937)         (72,937)

Equity in subsidiaries' earnings                     322,856        278,706          301,694
--------------------------------------------------------------------------------------------

NET INCOME                                       $   231,474        239,769          228,757
============================================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                                CENTURYTEL, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                                         December 31,
------------------------------------------------------------------------------------------
                                                                   2000              1999
------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
         Cash and cash equivalents                           $     4,600            12,400
         Receivables from subsidiaries                           641,794           337,600
         Other receivables                                        35,890               513
         Prepayments and other                                       527               225
------------------------------------------------------------------------------------------
              Total current assets                               682,811           350,738
------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
         Property and equipment                                    1,005             1,004
         Accumulated depreciation                                   (742)             (683)
-------------------------------------------------------------------------------------------
              Net property, plant and equipment                      263               321
------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
         Investments in subsidiaries (at equity)               4,825,386         3,422,022
         Receivables from subsidiaries                           224,753           343,169
         Other investments                                        50,322            43,028
         Deferred charges                                         85,253            54,776
------------------------------------------------------------------------------------------
              Total investments and other assets               5,185,714         3,862,995
------------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $ 5,868,788         4,214,054
==========================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
         Current maturities of long-term debt                $    57,527            37,427
         Short-term debt                                         276,000                 -
         Payables to subsidiaries                                886,249           837,645
         Accrued interest                                         41,786            26,956
         Other accrued liabilities                                66,073            10,035
------------------------------------------------------------------------------------------
              Total current liabilities                        1,327,635           912,063
------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                 2,485,811         1,428,326
------------------------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                                               -             4,348
------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                            23,263            21,325
------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
         Common stock, $1.00 par value, authorized
             350,000,000 shares, issued and outstanding
             140,667,251 and 139,945,920 shares                  140,667           139,946
         Paid-in capital                                         509,840           493,432
         Unrealized holding gain on investments,
             net of taxes                                         25,471            64,362
         Retained earnings                                     1,351,626         1,146,967
         Unearned ESOP shares                                     (3,500)           (4,690)
         Preferred stock - non-redeemable                          7,975             7,975
------------------------------------------------------------------------------------------
              Total stockholders' equity                       2,032,079         1,847,992
------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                 $ 5,868,788         4,214,054
==========================================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                                CENTURYTEL, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                                              Year ended December 31,
------------------------------------------------------------------------------------------------------------
                                                                      2000             1999            1998
------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)
OPERATING ACTIVITIES
  Net income                                                   $    231,474         239,769          228,757
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                   7,470           7,153           31,842
      Deferred income taxes                                          (6,999)        (10,357)          12,902
      Earnings of subsidiaries                                     (322,856)       (278,706)        (301,694)
      Gain on sale of assets                                              -          (1,931)         (28,085)
      Changes in current assets and current liabilities:
         Other receivables                                          (35,377)         23,393          (23,114)
         Other accrued liabilities                                   56,037         (83,749)         (40,535)
         Other current assets and liabilities, net                   14,528            (435)          37,754
      Other, net                                                     14,770           6,060            9,724
------------------------------------------------------------------------------------------------------------
         Net cash used in operating activities                      (40,953)        (98,803)         (72,449)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
  Acquisitions                                                      (22,952)              -         (225,569)
  Capital contributions to subsidiaries                          (1,302,568)              -                -
  Dividends received from subsidiaries                              174,637         162,149          116,906
  Receivables from subsidiaries                                    (180,878)        (22,607)         303,221
  Payables to subsidiaries                                           44,256         380,505          (90,319)
  Proceeds from sales of assets                                           -           3,444           40,778
  Other, net                                                         (6,680)          2,569          (28,046)
------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities     (1,294,185)        526,060          116,971
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
  Proceeds from issuance of debt                                  2,654,375               -          950,000
  Payments of debt                                               (1,299,599)       (415,166)        (960,274)
  Payment of hedge contracts                                         (4,345)              -          (40,237)
  Proceeds from issuance of common stock                              7,996          19,182           15,033
  Payment of debt issuance costs                                     (4,274)              -           (6,625)
  Cash dividends paid                                               (26,815)        (25,413)         (24,179)
------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities      1,327,338        (421,397)         (66,282)
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (7,800)          5,860          (21,760)

Cash and cash equivalents at beginning of year                       12,400           6,540           28,300
------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $      4,600          12,400           6,540
============================================================================================================

See accompanying notes to condensed financial information of registrant.



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                                CENTURYTEL, INC.
                                (Parent Company)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)    LONG-TERM DEBT

       The approximate annual debt maturities for the five years subsequent to December 31, 2000 are as follows:

                          2001    -  $    57.5 million
                          2002    -  $   906.3 million
                          2003    -  $     4.8 million
                          2004    -  $    51.5 million
                          2005    -  $   151.0 million

(B)    GUARANTEES

       As of December 31, 2000, CenturyTel has guaranteed debt of subsidiaries totaling $325.6 million.

(C)    DIVIDENDS FROM SUBSIDIARIES

       Dividends paid to CenturyTel by consolidated subsidiaries were $174.6 million, $162.1 million and $116.9 million during 2000, 1999 and 1998, respectively.

(D)    INCOME TAXES AND INTEREST PAID

       Income taxes paid by CenturyTel (including amounts reimbursed from subsidiaries) were $124.0 million, $217.0 million and $162.0 million during 2000, 1999 and 1998, respectively.

       Interest paid by CenturyTel was $199.3 million, $118.5 million and $114.7 million during 2000, 1999 and 1998, respectively.

(E)    AFFILIATED TRANSACTIONS

       CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. CenturyTel recorded intercompany interest income of $83.0 million, $47.8 million and $39.7 million in 2000, 1999 and 1998, respectively.

       CenturyTel recorded intercompany interest expense of $74.5 million, $13.4 million and $13.4 million in 2000, 1999 and 1998, respectively.




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 2000, 1999 and 1998

                                                         Additions
                                          Balance at    charged to       Deductions                   Balance
                                           beginning     costs and          from           Other      at end
Description                                of period     expenses       allowance (1)    changes     of period
--------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Year ended December 31, 2000
     Allowance for doubtful accounts      $   4,150       17,904          (13,036)       3,839 (2)     12,857
     Valuation allowance for
      deferred tax assets                 $   2,593        6,211                -        (502) (3)      8,302

Year ended December 31, 1999
     Allowance for doubtful accounts      $   4,155        7,680           (7,494)       (191) (2)      4,150
     Valuation allowance for
      deferred tax assets                 $   6,716            -                -      (4,123) (3)      2,593

Year ended December 31, 1998
     Allowance for doubtful accounts      $   5,954       13,951          (15,775)         25  (2)      4,155
     Valuation allowance for
      deferred tax assets                 $   8,013            -                -      (1,297) (3)      6,716

(1)   Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.

(3) Adjust excess cost of net assets acquired upon utilization of net operating loss carryforwards of acquired subsidiary.