Form 10-Q
period 2001-03-31
CENTURYTEL INC
filed 2001-05-15
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

                                       or

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

                                                   [X] Yes           [  ] No

      As of April 30, 2001, there were 140,995,276 shares of common stock outstanding.


                                CenturyTel, Inc.


                                TABLE OF CONTENTS


                                                                       Page No.

Part I.         Financial Information:

   Item 1.  Financial Statements

       Consolidated Statements of Income--Three Months
            Ended March 31, 2001 and 2000                                   3

       Consolidated Statements of Comprehensive Income--
            Three Months Ended March 31, 2001 and 2000                      4

       Consolidated Balance Sheets--March 31, 2001 and
            December 31, 2000                                               5

       Consolidated Statements of Stockholders' Equity--
            Three Months Ended March 31, 2001 and 2000                      6

       Consolidated Statements of Cash Flows--
            Three Months Ended March 31, 2001 and 2000                      7

       Notes to Consolidated Financial Statements                         8-9

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       10-17

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18

Part II.        Other Information:

   Item 2.  Changes in Securities and Use of Proceeds                      19

   Item 6.  Exhibits and Reports on Form 8-K                               19

Signature                                                                  19

                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                          Three months
                                                                         ended March 31,
------------------------------------------------------------------------------------------
                                                                       2001           2000
------------------------------------------------------------------------------------------
                                                                      (Dollars, except per
                                                                       share amounts, and
                                                                      shares in thousands)

OPERATING REVENUES
    Telephone                                                    $   371,249        276,926
    Wireless                                                         104,406        100,404
    Other                                                             40,353         35,626
-------------------------------------------------------------------------------------------
       Total operating revenues                                      516,008        412,956
-------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses                             266,368        216,723
    Depreciation and amortization                                    115,432         84,811
-------------------------------------------------------------------------------------------
       Total operating expenses                                      381,800        301,534
-------------------------------------------------------------------------------------------

OPERATING INCOME                                                     134,208        111,422
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                                 (61,703)       (36,042)
    Income (loss) from unconsolidated cellular entities                5,321         (1,459)
    Minority interest                                                 (2,649)        (2,292)
    Gain on sale of assets                                                 -          9,910
    Other income and expense                                           2,923          4,229
--------------------------------------------------------------------------------------------
       Total other income (expense)                                  (56,108)       (25,654)
---------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                      78,100         85,768

    Income tax expense                                                31,378         36,484
-------------------------------------------------------------------------------------------

NET INCOME                                                       $    46,722         49,284
===========================================================================================

BASIC EARNINGS PER SHARE                                         $       .33            .35
===========================================================================================

DILUTED EARNINGS PER SHARE                                       $       .33            .35
===========================================================================================

DIVIDENDS PER COMMON SHARE                                       $       .05          .0475
===========================================================================================

AVERAGE BASIC SHARES OUTSTANDING                                     140,572        139,737
===========================================================================================

AVERAGE DILUTED SHARES OUTSTANDING                                   142,482        141,728
===========================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               Three months
                                                              ended March 31,
--------------------------------------------------------------------------------
                                                             2001        2000
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

NET INCOME                                               $  46,722      49,284

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding loss arising during period,
     net of ($1,549) and ($3,765) tax                       (2,877)     (6,993)
--------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                     $  43,845      42,291
================================================================================

See accompanying notes to consolidated financial statements.




                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31,    December 31,
                                                                           2001            2000
--------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                        $     15,873           19,039
    Accounts receivable, less allowance of $10,904 and $12,857            271,468          307,165
    Materials and supplies, at average cost                                33,858           38,532
    Other                                                                  14,120           11,768
--------------------------------------------------------------------------------------------------
        Total current assets                                              335,319          376,504
--------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                       2,954,667        2,959,293
--------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Excess cost of net assets acquired, less accumulated
      amortization of $235,953 and $219,809                             2,526,785        2,509,033
    Other                                                                 571,954          548,460
--------------------------------------------------------------------------------------------------
        Total investments and other assets                              3,098,739        3,057,493
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $  6,388,725        6,393,290
==================================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                             $    155,574          149,962
    Short-term debt                                                       319,347          276,000
    Accounts payable                                                       97,227          127,287
    Accrued expenses and other liabilities
        Salaries and benefits                                              38,682           33,859
        Taxes                                                              63,967           40,023
        Interest                                                           56,025           52,011
        Other                                                              20,744           23,349
    Advance billings and customer deposits                                 41,335           40,879
--------------------------------------------------------------------------------------------------
        Total current liabilities                                         792,901          743,370
--------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                          2,980,442        3,050,292
--------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                    540,376          567,549
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 140,992,706 and 140,667,251 shares           140,993          140,667
    Paid-in capital                                                       515,478          509,840
    Unrealized holding gain on investments, net of taxes                   22,594           25,471
    Retained earnings                                                   1,391,216        1,351,626
    Unearned ESOP shares                                                   (3,250)          (3,500)
    Preferred stock - non-redeemable                                        7,975            7,975
--------------------------------------------------------------------------------------------------
        Total stockholders' equity                                      2,075,006        2,032,079
--------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                         $  6,388,725        6,393,290
==================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Three months
                                                                            ended March 31,
-----------------------------------------------------------------------------------------------
                                                                         2001            2000
-----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                 $   140,667          139,946
    Conversion of convertible securities into common stock                 254              254
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                           72               29
-----------------------------------------------------------------------------------------------
    Balance at end of period                                           140,993          140,229
-----------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                     509,840          493,432
    Conversion of convertible securities into common stock               3,046            3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                          1,170            1,025
    Amortization of unearned compensation and other                      1,422            1,030
-----------------------------------------------------------------------------------------------
    Balance at end of period                                           515,478          498,533
------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                      25,471           64,362
    Change in unrealized holding gain on investments                    (2,877)          (6,993)
-----------------------------------------------------------------------------------------------
    Balance at end of period                                            22,594           57,369
-----------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                   1,351,626        1,146,967
    Net income                                                          46,722           49,284
    Cash dividends declared
        Common stock-$.05 and $.0475 per share, respectively            (7,032)          (6,642)
        Preferred stock                                                   (100)            (100)
-----------------------------------------------------------------------------------------------
    Balance at end of period                                         1,391,216        1,189,509
-----------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                      (3,500)          (4,690)
    Release of ESOP shares                                                 250              440
-----------------------------------------------------------------------------------------------
    Balance at end of period                                            (3,250)          (4,250)
-----------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                               7,975            7,975
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         $ 2,075,006        1,889,365
===============================================================================================

See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                Three months
                                                                               ended March 31,
------------------------------------------------------------------------------------------------
                                                                             2001          2000
------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)

OPERATING ACTIVITIES
    Net income                                                         $    46,722       49,284
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                        115,432       84,811
      Gain on sale of assets                                                     -       (9,910)
      Deferred income taxes                                                 (8,123)       3,231
      (Income) loss from unconsolidated cellular entities                   (5,321)       1,459
      Minority interest                                                      2,649        2,292
      Changes in current assets and current liabilities:
        Accounts receivable                                                 35,697      (15,928)
        Accounts payable                                                   (30,060)      36,414
        Other accrued taxes                                                 23,944       30,525
        Other current assets and other current liabilities, net              9,010       (8,143)
    Increase in other noncurrent assets                                    (19,201)     (16,222)
    Increase (decrease) in other noncurrent liabilities                     (6,757)       4,586
    Other, net                                                              19,092       (2,310)
-----------------------------------------------------------------------------------------------

      Net cash provided by operating activities                            183,084      160,089
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Payments for property, plant and equipment                            (120,585)     (58,165)
    Acquisitions, net of cash acquired                                     (47,131)     (27,980)
    Proceeds from sale of assets                                                 -       15,849
    Purchase of life insurance investment, net                                 (70)      (1,627)
    Other, net                                                               4,215         (827)
-----------------------------------------------------------------------------------------------

      Net cash used in investing activities                               (163,571)     (72,750)
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of debt                                         172,173        1,079
    Payments of debt                                                      (189,514)     (77,007)
    Proceeds from issuance of common stock                                   1,242        1,054
    Cash dividends                                                          (7,132)      (6,742)
    Other, net                                                                 552          266
-----------------------------------------------------------------------------------------------

      Net cash used in financing activities                                (22,679)     (81,350)
-----------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        (3,166)       5,989

Cash and cash equivalents at beginning of period                            19,039       56,640
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                             $    15,873       62,629
===============================================================================================

Supplemental cash flow information:
    Income taxes paid                                                  $       790        5,146
===============================================================================================

    Interest paid (net of capitalized interest of $1,654 and $741)     $    56,035       48,593
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, the Company believes the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to be consistent with the Company's 2001 presentation.

      The unaudited financial information for the three months ended March 31, 2001 and 2000 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                 March 31,      Dec. 31,
                                                   2001           2000
-------------------------------------------------------------------------
                                                 (Dollars in thousands)

Telephone, at original cost                 $  5,067,201        4,999,808
Accumulated depreciation                      (2,630,212)      (2,552,648)
-------------------------------------------------------------------------
                                               2,436,989        2,447,160
-------------------------------------------------------------------------

Wireless, at cost                                518,901          522,684
Accumulated depreciation                        (269,411)        (261,401)
-------------------------------------------------------------------------
                                                 249,490          261,283
-------------------------------------------------------------------------

Other, at cost                                   415,165          392,024
Accumulated depreciation                        (146,977)        (141,174)
-------------------------------------------------------------------------
                                                 268,188          250,850
-------------------------------------------------------------------------

                                            $  2,954,667        2,959,293
=========================================================================

(3)   Income (Loss) from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of March 31, 2001 and 2000) were accounted for by the equity method.



                                                         Three months
                                                        ended March 31,
--------------------------------------------------------------------------
                                                     2001            2000
--------------------------------------------------------------------------
                                                    (Dollars in thousands)

Results of operations
    Revenues                                  $   374,406          357,434
    Operating income                          $   114,937           99,861
    Net income                                $   112,104           99,149
--------------------------------------------------------------------------

(4)   Sale of Assets

      In the first quarter of 2000 the Company recorded a pre-tax gain aggregating $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of the assets of its remaining Alaska cellular operations.

(5)   Business Segments

      The Company has two separately reportable business segments: telephone and wireless. The Company's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

                                                                Three months
                                                               ended March 31,
-------------------------------------------------------------------------------
                                                              2001        2000
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues
     Telephone                                            $ 371,249     276,926
     Wireless                                               104,406     100,404
     Other operations                                        40,353      35,626
-------------------------------------------------------------------------------
Total operating revenues                                  $ 516,008     412,956
===============================================================================

Operating income
     Telephone                                            $ 103,981      84,497
     Wireless                                                24,920      19,891
     Other operations                                         5,307       7,034
-------------------------------------------------------------------------------
Total operating income                                    $ 134,208     111,422
===============================================================================

Operating income                                          $ 134,208     111,422
Interest expense                                            (61,703)    (36,042)
Income (loss) from unconsolidated cellular entities           5,321      (1,459)
Minority interest                                            (2,649)     (2,292)
Gain on sale of assets                                            -       9,910
Other income and expense                                      2,923       4,229
-------------------------------------------------------------------------------
Income before income tax expense                          $  78,100      85,768
===============================================================================


                                                         March 31,     Dec. 31,
                                                           2001          2000
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Assets
    Telephone                                       $   4,795,612     4,779,812
    Wireless                                            1,190,578     1,204,186
    Other operations                                      402,535       409,292
-------------------------------------------------------------------------------
Total assets                                        $   6,388,725     6,393,290
===============================================================================

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, wireless, long distance, Internet access and data services to customers in 21 states. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from affiliates of Verizon Communications, Inc. ("Verizon") for an aggregate of approximately $1.5 billion cash. The operations of those acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. In February 2000, the Company sold the assets of its remaining Alaska cellular operations serving approximately 10,600 cellular subscribers. The operations of this disposed property are included in the Company's results of operations up to the date of disposition.

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

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2001 Compared
                      to Three Months Ended March 31, 2000

      Net income (and diluted earnings per share) was $46.7 million ($.33) and $49.3 million ($.35) for the first quarter of 2001 and 2000, respectively. Net income (excluding after-tax gain on sale of assets and certain non-recurring charges) was $47.9 million for both the first quarter of 2001 and the first quarter of 2000. Diluted earnings per share (excluding after-tax gain on sale of assets and certain non-recurring charges) was $.34 during both quarters. The non-recurring charge in first quarter 2001 of $2.0 million ($.01 per diluted share) was related to ice storm damages in certain of the Company's local telephone operations. Substantially all of the non-recurring charges in first quarter 2000 related to the Company's proportionate share ($5.3 million; $.03 per diluted share) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest and is reflected in "Income (loss) from unconsolidated cellular entities."

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                          2001             2000
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                          shares in thousands)

Operating income
     Telephone                                        $ 103,981          84,497
     Wireless                                            24,920          19,891
     Other                                                5,307           7,034
-------------------------------------------------------------------------------
                                                        134,208         111,422
Interest expense                                        (61,703)        (36,042)
Income (loss) from unconsolidated cellular entities       5,321          (1,459)
Minority interest                                        (2,649)         (2,292)
Gain on sale of assets                                        -           9,910
Other income and expense                                  2,923           4,229
Income tax expense                                      (31,378)        (36,484)
-------------------------------------------------------------------------------
Net income                                            $  46,722          49,284
===============================================================================

Basic earnings per share                              $     .33             .35
===============================================================================

Diluted earnings per share                            $     .33             .35
===============================================================================

Average basic shares outstanding                        140,572         139,737
===============================================================================

Average diluted shares outstanding                      142,482         141,728
===============================================================================


       Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended March 31, 2001 and 2000 were as follows:

                                                               Three months
                                                              ended March 31,
------------------------------------------------------------------------------
                                                            2001          2000
------------------------------------------------------------------------------

Operating revenues
     Telephone operations                                   72.0%         67.1
     Wireless operations                                    20.2%         24.3
     Other operations                                        7.8%          8.6

Operating income
     Telephone operations                                   77.5%         75.8
     Wireless operations                                    18.6%         17.9
     Other operations                                        3.9%          6.3
------------------------------------------------------------------------------


Telephone Operations

                                                              Three months
                                                            ended March 31,
------------------------------------------------------------------------------
                                                          2001           2000
------------------------------------------------------------------------------

Operating revenues
     Local service                                   $  121,161         88,065
     Network access                                     213,867        162,253
     Other                                               36,221         26,608
------------------------------------------------------------------------------
                                                        371,249        276,926
------------------------------------------------------------------------------

Operating expenses
     Plant operations                                    93,885         62,776
     Customer operations                                 29,257         22,761
     Corporate and other                                 46,765         39,532
     Depreciation and amortization                       97,361         67,360
------------------------------------------------------------------------------
                                                        267,268        192,429
------------------------------------------------------------------------------

Operating income                                     $  103,981         84,497
==============================================================================

       The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of March 31, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

       Telephone operating income increased $19.5 million (23.1%) due to an increase in operating revenues of $94.3 million (34.1%) which more than offset an increase in operating expenses of $74.8 million (38.9%).

       Of the $94.3 million increase in operating revenues, $88.0 million was attributable to the acquisitions of the Verizon properties. The remaining $6.3 million increase in revenues was partially due to a $2.4 million increase in local network service revenues primarily due to an increase in the number of customer access lines in incumbent markets; a $2.4 million increase in amounts received from the federal Universal Service Fund; a $1.5 million increase related to selling, leasing, installing, maintaining and repairing customer premise telecommunications equipment and wiring and a $1.2 million increase due to the increased provision of custom calling features. Such increases were partially offset by a $2.5 million decrease in the Company's partial recovery of operating costs through revenue sharing arrangements with other telephone companies. Annualized internal access line growth for first quarter of 2001 and 2000 was 0.6% and 2.9%, respectively. The decline in internal access line growth during 2001 is substantially due to disconnecting service to customers for non-payment and the replacement of lines with high-speed data circuits.

       Plant operations expenses increased $31.1 million (49.6%), of which $29.9 million (including $2.0 million related to ice storm damages) was attributable to the acquisitions of the Verizon properties. The remaining $1.2 million increase was primarily due to an $835,000 increase in access expenses.

       During the first quarter of 2001 customer operations expenses increased $6.5 million (28.5%), substantially all of which was attributable to the Verizon acquisitions.

       Corporate and other expenses increased $7.2 million (18.3%) primarily due to a $2.3 million increase in expenses associated with the Verizon acquisitions; a $1.8 million increase in the provision for doubtful accounts; and a $1.3 million increase associated with the Company's sales, leases, installations, maintenance and repair of customer premise telecommunications equipment and wiring.

       Depreciation and amortization increased $30.0 million, of which $26.8 million was attributable to the Verizon properties acquired (of which $5.9 million related to amortization of goodwill). The remaining $3.2 million increase was primarily due to higher levels of plant in service.

Wireless Operations and Income (Loss) From Unconsolidated Cellular Entities


                                                                Three months
                                                               ended March 31,
-------------------------------------------------------------------------------
                                                            2001          2000
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating income - wireless operations                 $   24,920        19,891
Minority interest                                          (2,637)       (2,284)
Income (loss) from unconsolidated cellular entities         5,321        (1,459)
-------------------------------------------------------------------------------
                                                       $   27,604        16,148
===============================================================================

       The Company's wireless operations (discussed below) reflect 100% of the results of operations of the wireless entities in which the Company has a majority ownership interest. The minority interest owners' share of the income of such entities is reflected in the Company's Consolidated Statements of Income as an expense in "Minority interest." See Minority Interest for additional information. The Company's share of earnings from the cellular entities in which it has less than a majority interest is accounted for using the equity method and is reflected in the Company's Consolidated Statements of Income as "Income
(loss) from unconsolidated cellular entities." See Income (loss) From Unconsolidated Cellular Entities for additional information.


Wireless Operations

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                           2001           2000
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Operating revenues
     Service                                          $   80,466         76,261
     Roaming                                              20,634         20,362
     Equipment sales                                       3,306          3,781
-------------------------------------------------------------------------------
                                                         104,406        100,404
-------------------------------------------------------------------------------

Operating expenses
     Cost of equipment sold                                5,844          8,180
     System operations                                    17,466         15,653
     General, administrative and customer service         20,737         18,206
     Sales and marketing                                  18,825         22,125
     Depreciation and amortization                        16,614         16,349
-------------------------------------------------------------------------------
                                                          79,486         80,513
-------------------------------------------------------------------------------

Operating income                                      $   24,920         19,891
===============================================================================

       Wireless operating income increased $5.0 million (25.3%) to $24.9 million in the first quarter of 2001 from $19.9 million in the first quarter of 2000. Wireless operating revenues increased $4.0 million (4.0%) while operating expenses decreased $1.0 million (1.3%).

       The $4.2 million increase in service revenues was primarily due to growth in number of customers and increased minutes of use, both of which were partially offset by reduced rates. The Company's roaming revenues were approximately the same in first quarter 2001 and first quarter 2000 as revenues generated from increased minutes of use were completely offset by a reduction in roaming rates, a downward trend in rates that the Company anticipates will continue in the near future.

       The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                             Three months
                                                            ended March 31,
------------------------------------------------------------------------------
                                                         2001            2000
------------------------------------------------------------------------------

Customers at beginning of period                       751,200         707,486
Gross units added internally                            83,509          93,001
Disconnects                                             65,894          62,327
Net units added internally                              17,615          30,674
Effect of property dispositions                              -         (10,653)
Customers at end of period                             768,815         727,507
------------------------------------------------------------------------------

       The average monthly revenue per customer declined to $44 during the first quarter of 2001 from $45 during the first quarter of 2000 primarily due to price reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators and the continued trend that a higher percentage of new customers tend to be lower usage customers. The average monthly service revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated;
(ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which may result in lower average revenue per customer.

       Cost of equipment sold decreased $2.3 million (28.6%) substantially due to a decrease in units sold.

       System operations expenses increased $1.8 million (11.6%) primarily due to a $1.6 million increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in such other carriers' service areas.

       General, administrative and customer service expenses increased $2.5 million (13.9%) primarily due to a $900,000 increase in the provision for doubtful accounts and an $833,000 increase in customer service and retention costs.

       The Company's average monthly postpaid churn rate (the percentage of contract cellular customers that terminate service) was 2.4% for the first quarter of 2001 and 2.0% for the first quarter of 2000.

       Sales and marketing expenses decreased $3.3 million (14.9%) primarily due to a $3.1 million decrease in advertising expenses associated with the introduction of new rate plans during the first quarter of 2000 and a $948,000 decrease in commissions paid to agents for selling services to new customers.



Other Operations

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                            2001          2000
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues
     Long distance                                     $  27,600        24,827
     Internet                                              8,399         5,012
     Other                                                 4,354         5,787
------------------------------------------------------------------------------
                                                          40,353        35,626
------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                 33,589        27,490
     Depreciation and amortization                         1,457         1,102
------------------------------------------------------------------------------
                                                          35,046        28,592
------------------------------------------------------------------------------

Operating income                                       $   5,307         7,034
==============================================================================

       Other operations include the results of operations of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier operations and security monitoring operations. The $2.8 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use. The number of long distance customers as of March 31, 2001 and 2000 was 392,900 and 319,100, respectively. Internet revenues increased $3.4 million due primarily to a $2.1 million increase due to growth in the number of customers and an $867,000 increase due to Internet operations acquired in mid-2000. The decrease in other revenues is primarily due to the planned phase out of the Company's third party call center operations in the last half of 2000.

       Operating expenses increased $6.5 million primarily due to (i) a $7.1 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's digital subscriber line ("DSL") product offering; and (ii) a $2.5 million increase due to the expansion of the Company's competitive local exchange carrier and fiber network businesses. Such increases were partially offset by a $3.3 million reduction in expenses due to the planned phase out of the Company's third party call center operations in the last half of 2000.

       The Company anticipates that future operating income for its other operations will continue to decline in relation to prior periods as it incurs increasingly larger expenses in connection with expanding its competitive local exchange carrier and fiber network businesses and its DSL product offering.

Interest Expense

       Interest expense increased $25.7 million (71.2%) in the first quarter of 2001 compared to the first quarter of 2000 substantially due to an increase in interest expense related to the Verizon acquisition indebtedness.

Income (Loss) from Unconsolidated Cellular Entities

       Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $6.8 million. The first quarter of 2000 included the Company's proportionate share ($5.3 million) of non-cash charges that was recorded by two cellular entities in which the Company owns a minority interest. The remaining increase was primarily due to increased earnings of certain cellular entities in which the Company owns a minority interest.

Minority Interest

       Minority interest increased $357,000 in first quarter 2001 compared to first quarter 2000 due to the increased profitability of the Company's majority-owned and operated cellular entities.

Gain on Sale of Assets

       In the first quarter of 2000, the Company recorded a pre-tax gain of approximately $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of the assets of its remaining Alaska cellular operations.

Other Income and Expense

       Other income and expense decreased $1.3 million in first quarter 2001 primarily due to a reduction in interest income.

Income Tax Expense

       Income tax expense decreased $5.1 million in the first quarter of 2001 compared to the first quarter of 2000 primarily due to a decrease in income before taxes. The effective income tax rate was 40.2% and 42.5% in the three months ended March 31, 2001 and 2000, respectively.


                        LIQUIDITY AND CAPITAL RESOURCES


       Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

       Net cash provided by operating activities was $183.1 million during the first three months of 2001 compared to $160.1 million during the first three months of 2000. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

       Net cash used in investing activities was $163.6 million and $72.8 million for the three months ended March 31, 2001 and 2000, respectively. Payments for property, plant and equipment were $62.4 million more in the first quarter of 2001 than in the comparable period during 2000. Capital expenditures for the three months ended March 31, 2001 were $72.7 million for telephone, $18.3 million for wireless and $29.6 million for other operations. During the first quarter of 2001, the Company acquired an additional 18.6% interest for $47.1 million cash in Spectra Communication Group, LLC, the entity organized to acquire and operate the former Verizon properties in Missouri. During the first quarter of 2000, the Company invested $28.0 million in various other communications entities. Proceeds from the sale of assets were $15.8 million for the three months ended March 31, 2000.

       Net cash used in financing activities was $22.7 million during the first three months of 2001 compared to $81.4 million during the first three months of 2000. Net payments of debt were $58.6 million less during the first quarter of 2001 compared to the first quarter of 2000.

       Budgeted capital expenditures for 2001 total $400 million for telephone operations, $70 million for wireless operations and $80 million for other operations.

       As of March 31, 2001, CenturyTel's subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank and the Company had $211.1 million of undrawn committed bank lines of credit. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At March 31, 2001, the Company had $30.3 million outstanding under such program.

       In April 2001, the Company completed the sale of 29 PCS (Personal Communications Service) operating licenses for an aggregate of $175 million to Leap Wireless International, Inc. ("Leap"). The Company received approximately $89 million of the purchase price in cash at closing. The remaining $86 million is payable in the form of a promissory note bearing interest at 10% per annum. $74 million will be payable within nine months after issuance of the note with the remainder payable in 2002 upon maturity of the note. One additional license was sold to Leap for approximately $30 million in cash in early May 2001. Cash received from these sales will be used to pay down indebtedness.

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

Regulatory Issues

       On April 19, 2001, the Wisconsin Public Service Commission ("WPSC") approved an interim rate increase of $8.8 million annually for the local exchange properties that the Company acquired from Ameritech in December 1998. Final rates will be determined in a rate case the Company has filed with the WPSC. Separately, the WPSC ordered the Company to refund $14.7 million related to access charges collected from interexchange carriers on the former Ameritech properties from December 1998 through 2000. The Company is challenging the refund order in Wisconsin State Court. If the appeal is unsuccessful, the Company will have to record a one-time charge of $.03 per share.

Accounting Pronouncement

       Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. The Company had no derivative instruments outstanding at January 1, 2001, and thus no transition adjustment was recorded upon adoption of SFAS 133.

       As of March 31, 2001, the Company had outstanding an interest rate swap relating to $237.8 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Since the terms of the swap match the terms of the floating rate debt, such swap is expected to have no ineffectiveness. In addition, the Company has from time to time entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. The Company does not utilize derivative financial instruments for trading or other speculative purposes.



                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

       The majority of the Company's long-term debt obligations are fixed rate. At March 31, 2001, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 7.0% and an overall weighted maturity of 12 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 70 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $107.5 million decrease in fair value of the Company's long-term debt. As of March 31, 2001, the Company owed $857.1 million of debt on a floating-rate basis.

       At the end of the first quarter of 2001, the Company entered into an interest rate swap relating to $237.8 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. The swap expires in August 2002. The Company will initially realize a fixed effective rate of 4.845% and will receive or make settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three month intervals through the expiration date.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.


Item 2:      Changes in Securities and Use of Proceeds

       At various times  during the first  quarter  of 2001, CenturyTel  sold at
market  prices   approximately   400  shares  of  CenturyTel   common  stock  to
participants in its Union Group Incentive Plan. All such shares were privately placed under Section 4(2) of the Securities Act of 1933, as amended.

Item 6:      Exhibits and Reports on Form 8-K


       A.    Exhibits

10.1 Amendment to the Registrant's 1983 Restricted Stock Plan, dated April 25, 2001.

10.2 Amendment to the Registrant's Key Employee Incentive Compensation Plan, dated April 25, 2001.

11       Computations of Earnings Per Share.


       B.    Reports on Form 8-K

             The following items were reported in the Form 8-K filed February 7, 2001:

                    Item 5. Other Events

                            (i)   News release announcing fourth quarter
                                  2000 operating results and

                            (ii) News release announcing growth initiatives and financial guidance for 2001.



                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CenturyTel, Inc.

Date: May 15, 2001                             /s/ Neil A. Sweasy
                                               ----------------------------
                                               Neil A. Sweasy
                                               Vice President and Controller
                                               (Principal Accounting Officer)