Form 10-Q
period 2001-06-30
CENTURYTEL INC
filed 2001-08-10
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q



[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

                                       or

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

                                             [X] Yes           [  ] No

    As of July 31, 2001, there were 141,010,413 shares of common stock outstanding.

                                CENTURYTEL, INC.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I.     Financial Information:

   Item 1.  Financial Statements

        Consolidated Statements of Income--Three Months and
           Six Months Ended June 30, 2001 and 2000                           3

        Consolidated Statements of Comprehensive Income --
           Three Months and Six Months Ended June 30, 2001 and 2000          4

        Consolidated Balance Sheets--June 30, 2001 and
           December 31, 2000                                                 5

        Consolidated Statements of Stockholders' Equity--
           Six Months Ended June 30, 2001 and 2000                           6

        Consolidated Statements of Cash Flows--
           Six Months Ended June 30, 2001 and 2000                           7

        Notes to Consolidated Financial Statements                        8-10

   Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              11-24

   Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                             25

Part II.    Other Information:

   Item 2.  Changes in Securities and Use of Proceeds                       26

   Item 4.  Submission of Matters to a Vote of Security Holders             26

   Item 6.  Exhibits and Reports on Form 8-K                                27

Signature                                                                   27

                          PART I. FINANCIAL INFORMATION

                                CENTURYTEL, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                 Three months                   Six months
                                                ended June 30,                ended June 30,
-----------------------------------------------------------------------------------------------
                                              2001           2000           2001          2000
-----------------------------------------------------------------------------------------------
                                                        (Dollars, except per share amounts,
                                                         and shares expressed in thousands)
OPERATING REVENUES
    Telephone                             $ 367,884        276,088        739,133       553,014
    Wireless                                109,686        111,142        214,092       211,546
    Other                                    41,366         35,926         81,719        71,552
-----------------------------------------------------------------------------------------------
       Total operating revenues             518,936        423,156      1,034,944       836,112
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating
      expenses                              267,535        212,495        533,903       429,218
    Depreciation and amortization           116,196         85,769        231,628       170,580
-----------------------------------------------------------------------------------------------
       Total operating expenses             383,731        298,264        765,531       599,798
-----------------------------------------------------------------------------------------------

OPERATING INCOME                            135,205        124,892        269,413       236,314
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                        (57,358)       (35,267)      (119,061)      (71,309)
    Income from unconsolidated
      cellular entities                      10,705          9,475         16,026         8,016
    Minority interest                        (3,263)        (2,871)        (5,912)       (5,163)
    Nonrecurring gains and losses           156,428              -        156,428         9,910
    Other income and expense                  4,578          2,384          7,501         6,613
-----------------------------------------------------------------------------------------------
       Total other income (expense)         111,090        (26,279)        54,982       (51,933)
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE            246,295         98,613        324,395       184,381

    Income tax expense                       92,054         40,768        123,432        77,252
-----------------------------------------------------------------------------------------------

NET INCOME                                $ 154,241         57,845        200,963       107,129
===============================================================================================

BASIC EARNINGS PER SHARE                  $    1.10            .41           1.43           .76
===============================================================================================

DILUTED EARNINGS PER SHARE                $    1.09            .41           1.41           .76
================================================================================================

DIVIDENDS PER COMMON SHARE                $     .05          .0475            .10          .095
================================================================================================

AVERAGE BASIC SHARES
  OUTSTANDING                               140,720        139,995        140,656       139,874
================================================================================================

AVERAGE DILUTED SHARES
  OUTSTANDING                               142,059        141,732        142,271       141,729
================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                 Three months          Six months
                                                ended June 30,        ended June 30,
--------------------------------------------------------------------------------------
                                                2001     2000         2001      2000
--------------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Net income                                  $ 154,241   57,845      200,963   107,129

Other comprehensive income, net of tax:
    Unrealized holding gains (losses)
      arising during period, net of
      $7,109, $1,072, $5,560 and
      ($2,693) tax                             13,202    1,990       10,325    (5,003)
--------------------------------------------------------------------------------------

Comprehensive income                        $ 167,443   59,835      211,288   102,126
======================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 June 30,    December 31,
                                                                   2001           2000
-----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                $     39,323        19,039
    Accounts receivable, less allowance of
         $8,768 and $12,857                                       351,421       307,165
    Materials and supplies, at average cost                        28,493        38,532
    Other                                                          10,657        11,768
---------------------------------------------------------------------------------------
        Total current assets                                      429,894       376,504
---------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                               2,965,053     2,959,293
---------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Excess cost of net assets acquired, less accumulated
      amortization of $252,215 and $219,809                     2,511,255     2,509,033
    Other                                                         605,703       548,460
---------------------------------------------------------------------------------------
        Total investments and other assets                      3,116,958     3,057,493
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                 $  6,511,905     6,393,290
=======================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                     $    154,962       149,962
    Short-term debt                                               215,025       276,000
    Accounts payable                                              101,804       127,287
    Accrued expenses and other liabilities
       Salaries and benefits                                       39,113        33,859
       Taxes                                                      152,778        40,023
       Interest                                                    50,230        52,011
       Other                                                       21,707        23,349
    Advance billings and customer deposits                         40,029        40,879
---------------------------------------------------------------------------------------
        Total current liabilities                                 775,648       743,370
---------------------------------------------------------------------------------------

LONG-TERM DEBT                                                  2,961,748     3,050,292
---------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                            537,790       567,549
---------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000
      shares, issued and outstanding 141,020,385 and
      140,667,251 shares                                          141,020       140,667
    Paid-in capital                                               516,707       509,840
    Unrealized holding gain on investments, net of taxes           35,796        25,471
    Retained earnings                                           1,538,221     1,351,626
    Unearned ESOP shares                                           (3,000)       (3,500)
    Preferred stock - non-redeemable                                7,975         7,975
---------------------------------------------------------------------------------------
        Total stockholders' equity                              2,236,719     2,032,079
---------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                 $  6,511,905     6,393,290
=======================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                          Six months
                                                                        ended June 30,
------------------------------------------------------------------------------------------
                                                                     2001            2000
------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                              $   140,667        139,946
    Conversion of convertible securities into common stock              254            254
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                          99            340
------------------------------------------------------------------------------------------

    Balance at end of period                                        141,020        140,540
------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                  509,840        493,432
    Conversion of convertible securities into common stock            3,046          3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                       1,835          4,717
    Amortization of unearned compensation and other                   1,986          1,776
------------------------------------------------------------------------------------------

    Balance at end of period                                        516,707        502,971
------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                   25,471         64,362
    Change in unrealized holding gain on investments                 10,325         (5,003)
------------------------------------------------------------------------------------------

    Balance at end of period                                         35,796         59,359
------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                1,351,626      1,146,967
    Net income                                                      200,963        107,129
    Cash dividends declared
       Common stock-$.10 and $.095 per share, respectively          (14,169)       (13,191)
       Preferred stock                                                 (199)          (199)
------------------------------------------------------------------------------------------

    Balance at end of period                                      1,538,221      1,240,706
------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                   (3,500)        (4,690)
    Release of ESOP shares                                              500            690
------------------------------------------------------------------------------------------

    Balance at end of period                                         (3,000)        (4,000)
------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                            7,975          7,975
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                      $ 2,236,719      1,947,551
==========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six months
                                                                                ended June 30,
-------------------------------------------------------------------------------------------------
                                                                              2001          2000
-------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
OPERATING ACTIVITIES
    Net income                                                         $    200,963       107,129
    Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                                       231,628       170,580
        Deferred income taxes                                               (20,772)        5,471
        Income from unconsolidated cellular entities                        (16,026)       (8,016)
        Minority interest                                                     5,912         5,163
        Nonrecurring gains and losses                                      (156,428)       (9,910)
        Changes in current assets and current liabilities:
           Accounts receivable                                               42,246       (14,699)
           Accounts payable                                                 (25,483)       31,716
           Accrued taxes                                                    112,755       (11,927)
           Other current assets and other current liabilities, net           10,690        (2,932)
        Increase in other non-current assets                                (41,815)      (32,485)
        Change in other non-current liabilities                              (8,311)        6,347
        Other, net                                                            9,896        11,396
-------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                        345,255       257,833
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Payments for property, plant and equipment                              (243,318)    (139,407)
    Purchase of minority investment in other entities                              -      (33,153)
    Proceeds from sales of assets                                            108,061       15,849
    Distributions from unconsolidated cellular entities                       14,513       12,413
    Acquisitions, net of cash acquired                                       (47,131)           -
    Purchase of life insurance investment                                       (219)      (3,303)
    Other, net                                                                (4,830)      (1,996)
-------------------------------------------------------------------------------------------------
           Net cash used in investing activities                            (172,924)    (149,597)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of debt                                             1,367        3,111
    Payments of debt                                                        (142,086)    (110,664)
    Proceeds from issuance of common stock                                     1,934        5,057
    Cash dividends                                                           (14,368)     (13,390)
    Other, net                                                                 1,106          695
-------------------------------------------------------------------------------------------------
           Net cash used in financing activities                            (152,047)    (115,191)
-------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                          20,284       (6,955)

Cash and cash equivalents at beginning of period                              19,039       56,640
-------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $     39,323       49,685
=================================================================================================

Supplemental cash flow information and noncash activities:
     Income taxes paid                                                  $     13,726       85,624
     Interest paid (net of capitalized interest of $2,942 and $1,698)   $    117,900       69,248
     Note received from sale of assets (see Note 4)                     $     86,502            -
-------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

      The unaudited financial information for the three months and six months ended June 30, 2001 and 2000 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                             June 30,         December 31,
                                               2001               2000
-------------------------------------------------------------------------
                                             (Dollars in thousands)

Telephone, at original cost             $  5,149,185           4,999,808
Accumulated depreciation                  (2,707,290)         (2,552,648)
------------------------------------------------------------------------
                                           2,441,895           2,447,160
------------------------------------------------------------------------

Wireless, at cost                            533,451             522,684
Accumulated depreciation                    (280,815)           (261,401)
------------------------------------------------------------------------
                                             252,636             261,283
------------------------------------------------------------------------

Other, at cost                               425,702             392,024
Accumulated depreciation                    (155,180)           (141,174)
------------------------------------------------------------------------
                                             270,522             250,850
------------------------------------------------------------------------

                                        $  2,965,053           2,959,293
========================================================================

(3)   Income from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of June 30, 2001 and 2000) were accounted for by the equity method.

                                                           Six months
                                                         ended June 30,
---------------------------------------------------------------------------
                                                     2001             2000
---------------------------------------------------------------------------
                                                     (Dollars in thousands)

Results of operations
    Revenues                                   $   818,355          747,131
    Operating income                           $   214,305          241,507
    Net income                                 $   220,575          234,853
---------------------------------------------------------------------------

(4)   Nonrecurring Gains and Losses

      In the second quarter of 2001, the Company completed the sale of 30 PCS (Personal Communication Service) licenses to affiliates of Leap Wireless International, Inc. ("Leap") for an aggregate of $195 million. The Company received approximately $108 million of the purchase price in cash at closing with the remaining $87 million in the form of a promissory note bearing interest at 10% per annum. The Company recorded a pre-tax gain aggregating $185.1 million ($117.7 million after-tax; $.83 per diluted share) as a result of such transaction. In conjunction with the sale of the licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of certain non-operating assets. Additionally, the Company recorded its proportionate share of a gain from the sale of PCS licenses to Leap ($2.2 million pre-tax; $1.4 million after-tax; $.01 per share), which is reflected in Income from Unconsolidated Cellular Entities, recorded by an entity in which the Company owns a minority interest.

      In the second quarter of 2001, the Company also recorded a pre-tax charge of $10.5 million ($6.8 million after-tax; $.05 per diluted share) due to the write down in the value of a non-operating investment in which the Company owns a minority interest.

      In the first quarter of 2000, the Company recorded a pre-tax gain aggregating $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of its remaining Alaska cellular operations.


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

                                                          Three months                      Six months
                                                         ended June 30,                   ended June 30,
------------------------------------------------------------------------------------------------------------
                                                     2001             2000            2001             2000
------------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Operating revenues
     Telephone                                  $   367,884         276,088          739,133         553,014
     Wireless                                       109,686         111,142          214,092         211,546
     Other operations                                41,366          35,926           81,719          71,552
------------------------------------------------------------------------------------------------------------
Total operating revenues                        $   518,936         423,156        1,034,944         836,112
============================================================================================================

Operating income
     Telephone                                  $    99,382          82,849          203,363         167,346
     Wireless                                        31,017          32,812           55,937          52,703
     Other operations                                 4,806           9,231           10,113          16,265
------------------------------------------------------------------------------------------------------------
Total operating income                          $   135,205         124,892          269,413         236,314
============================================================================================================

Operating income                                $   135,205         124,892          269,413         236,314
Interest expense                                    (57,358)        (35,267)        (119,061)        (71,309)
Income from unconsolidated cellular entities         10,705           9,475           16,026           8,016
Minority interest                                    (3,263)         (2,871)          (5,912)         (5,163)
Nonrecurring gains and losses                       156,428               -          156,428           9,910
Other income and expense                              4,578           2,384            7,501           6,613
------------------------------------------------------------------------------------------------------------
Income before income tax expense                $   246,295          98,613          324,395         184,381
============================================================================================================

                                              June 30,             December 31,
                                                2001                   2000
--------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Assets
     Telephone segment                     $  4,759,417               4,741,284
     Wireless segment                           972,785                 930,406
     Other operations                           779,703                 721,600
--------------------------------------------------------------------------------
Total assets                               $  6,511,905               6,393,290
================================================================================

                                CENTURYTEL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, wireless, long distance, Internet access and data services to customers in 21 states. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from affiliates of Verizon Communications, Inc. ("Verizon") for an aggregate of approximately $1.5 billion cash. The operations of those acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. In February 2000, the Company sold the assets of its remaining Alaska cellular operations serving approximately 10,600 cellular subscribers. The operations of this disposed property is included in the Company's results of operations up to the date of disposition.

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


                             RESULTS OF OPERATIONS

                   Three Months Ended June 30, 2001 Compared
                      to Three Months Ended June 30, 2000

      Net income (and diluted earnings per share) was $154.2 million ($1.09) and $57.8 million ($.41) for the second quarter of 2001 and 2000, respectively. Net income (excluding nonrecurring gains and losses) for the second quarter of 2001 was $53.5 million compared to $57.8 million during the second quarter of 2000. Diluted earnings per share (excluding nonrecurring gains and losses) decreased to $.38 during the three months ended June 30, 2001 from $.41 during the three months ended June 30, 2000, a 7.3% decrease. The net pre-tax nonrecurring gain in the second quarter of 2001 of $158.6 million ($100.7 million after tax) relates to the sale of PCS licenses to Leap Wireless International, Inc. ("Leap"), which was partially offset by the write-down of certain non-operating assets. See "Nonrecurring Gains and Losses" and "Income from Unconsolidated Cellular Entities" for additional information.

                                                              Three months
                                                             ended June 30,
-------------------------------------------------------------------------------
                                                          2001            2000
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)
Operating income
   Telephone                                         $   99,382          82,849
   Wireless                                              31,017          32,812
   Other                                                  4,806           9,231
-------------------------------------------------------------------------------
                                                        135,205         124,892
Interest expense                                        (57,358)        (35,267)
Income from unconsolidated cellular entities             10,705           9,475
Minority interest                                        (3,263)         (2,871)
Nonrecurring gains and losses                           156,428               -
Other income and expense                                  4,578           2,384
Income tax expense                                      (92,054)        (40,768)
-------------------------------------------------------------------------------

Net income                                           $  154,241          57,845
===============================================================================

Basic earnings per share                             $     1.10             .41
===============================================================================

Diluted earnings per share                           $     1.09             .41
===============================================================================

Average basic shares outstanding                        140,720         139,995
===============================================================================

Average diluted shares outstanding                      142,059         141,732
===============================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended June 30, 2001 and 2000 were as follows:

                                                            Three months
                                                           ended June 30,
-------------------------------------------------------------------------------
                                                     2001                 2000
-------------------------------------------------------------------------------
Operating revenues
   Telephone operations                               70.9%                65.2
   Wireless operations                                21.1%                26.3
   Other operations                                    8.0%                 8.5

Operating income
   Telephone operations                               73.5%                66.3
   Wireless operations                                22.9%                26.3
   Other operations                                    3.6%                 7.4
-------------------------------------------------------------------------------


Telephone Operations

                                                           Three months
                                                          ended June 30,
-------------------------------------------------------------------------------
                                                    2001                  2000
-------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
   Local service                               $  123,293                90,527
   Network access                                 212,570               160,933
   Other                                           32,021                24,628
-------------------------------------------------------------------------------
                                                  367,884               276,088
-------------------------------------------------------------------------------

Operating expenses
   Plant operations                                93,490                59,763
   Customer operations                             28,814                25,509
   Corporate and other                             47,271                40,336
   Depreciation and amortization                   98,927                67,631
-------------------------------------------------------------------------------
                                                  268,502               193,239
-------------------------------------------------------------------------------

Operating income                               $   99,382                82,849
===============================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of June 30, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $16.5 million (20.0%) due to an increase in operating revenues of $91.8 million (33.2%), which more than offset an increase in operating expenses of $75.3 million (38.9%).

      Of the $91.8 million increase in operating revenues, $85.4 million was attributable to the acquisitions of the Verizon properties. The remaining $6.4 million increase in revenues was partially due to a $2.1 million increase in local service revenues primarily due to an increase in the number of customer access lines in incumbent markets; a $1.6 million increase in amounts received from the federal Universal Service Fund; and a $2.1 million increase in revenues related to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring. Annualized internal access line growth during the second quarter of 2001 and 2000 was 1.1% and 4.3%, respectively. The decline in internal access line growth during 2001 is substantially due to disconnecting service to customers for non-payment; the replacement of lines with high-speed data circuits; and the slowing growth in the Company's service areas due to general economic conditions.

      Plant operations expenses increased $33.7 million (56.4%), primarily due to a $33.4 million increase attributable to the acquisition of the Verizon properties.

      During the second quarter of 2001, customer operations expenses increased $3.3 million (13.0%) of which $8.1 million was attributable to the acquisitions of the Verizon properties. The remaining $4.8 million decrease was primarily due to a $1.4 million decrease in information technology expenses and a $1.6 million decrease in salaries and benefits.

      Corporate and other expenses increased $6.9 million (17.2%) primarily due to an $8.3 million increase in expenses associated with the Verizon acquisitions.

      Depreciation and amortization increased $31.3 million (46.3%), of which $27.2 million was attributable to the Verizon properties acquired (of which $6.0 million related to amortization of goodwill). The remaining $4.1 million increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                             Three months
                                                            ended June 30,
-------------------------------------------------------------------------------
                                                       2001               2000
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations               $ 31,017            32,812
Minority interest                                      (3,064)           (2,842)
Income from unconsolidated cellular entities           10,705             9,475
-------------------------------------------------------------------------------
                                                     $ 38,658            39,445
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

Wireless Operations

                                                               Three months
                                                              ended June 30,
--------------------------------------------------------------------------------
                                                           2001            2000
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
   Service                                             $  84,725          84,128
   Roaming                                                22,377          23,223
   Equipment sales                                         2,584           3,791
--------------------------------------------------------------------------------
                                                         109,686         111,142
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                  5,837           6,356
   System operations                                      17,175          16,380
   General, administrative and customer service           21,055          19,421
   Sales and marketing                                    18,996          19,431
   Depreciation and amortization                          15,606          16,742
--------------------------------------------------------------------------------
                                                          78,669          78,330
--------------------------------------------------------------------------------

Operating income                                       $  31,017          32,812
================================================================================

      Wireless operating income decreased $1.8 million (5.5%) to $31.0 million in the second quarter of 2001 from $32.8 million in the second quarter of 2000. Wireless operating revenues decreased $1.5 million (1.3%) while operating expenses increased $339,000 (.4%).

      The $597,000 increase in service revenues was primarily due to growth in the number of customers and increased minutes of use, both of which were partially offset by reduced rates. The $846,000 decrease in roaming revenues was primarily due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend that the Company anticipates will continue in the near future.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                                 Three months
                                                                ended June 30,
-------------------------------------------------------------------------------
                                                               2001       2000
-------------------------------------------------------------------------------

Customers at beginning of period                             768,815    727,507
Gross units added internally                                  72,041     78,667
Disconnects                                                   60,898     56,774
Net units added internally                                    11,143     21,893
Customers at end of period                                   779,958    749,400
-------------------------------------------------------------------------------

      The average monthly revenue per customer declined to $46 during the second quarter of 2001 from $48 during the second quarter of 2000 primarily due to price reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators and the continued trend that a higher percentage of new customers tend to be lower usage customers. The average monthly revenue per customer may further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which may result in lower average revenue per customer.

      System operations expenses increased $795,000 (4.9%) primarily due to a $859,000 increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in such other carriers' service areas primarily due to an increase in minutes of use.

      General, administrative and customer service expenses increased $1.6 million (8.4%) primarily due to a $1.1 million increase in the provision for doubtful accounts and a $500,000 increase in customer service and retention costs.

      The Company's average monthly postpaid churn rate (the percentage of contract cellular customers that terminate service) was 2.2% for the second quarter of 2001 and 1.7% for the second quarter of 2000.

      Sales and marketing expenses decreased $435,000 (2.2%) primarily due to a decrease in commissions paid to agents for selling services to new customers.

Other Operations
                                                              Three months
                                                             ended June 30,
------------------------------------------------------------------------------
                                                            2001        2000
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Long distance                                      $  28,514       25,099
     Internet                                               8,718        5,272
     Other                                                  4,134        5,555
------------------------------------------------------------------------------
                                                           41,366       35,926
------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                  34,897       25,299
     Depreciation and amortization                          1,663        1,396
------------------------------------------------------------------------------
                                                           36,560       26,695
------------------------------------------------------------------------------

Operating income                                        $   4,806        9,231
==============================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier ("CLEC") operations and security monitoring operations. The $3.4 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use, primarily due to penetration of the newly-acquired Verizon markets. The number of long distance customers as of June 30, 2001 and 2000 was 414,400 and 326,400, respectively. Internet revenues increased $3.4 million due primarily to a $2.1 million increase due to growth in the number of customers and an $828,000 increase due to Internet operations acquired in mid-2000. Of the $1.4 million decrease in other revenues, $1.1 million was due to the planned phase-out of the Company's third party call center operations in the last half of 2000.

      Cost of sales and operating expenses increased $9.6 million in second quarter of 2001 compared to second quarter 2000 primarily due to (i) a $6.8 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's digital subscriber line ("DSL") product offering; (ii) a $2.9 million increase in expenses of the Company's long distance operations due primarily to an increase in customers; and (iii) a $2.4 million increase due to the expansion of the Company's CLEC business. Such increases were partially offset by a $1.9 million reduction in expenses due to the planned phase out of the Company's third party call center operations in the last half of 2000.

      The Company anticipates that future operating income for its other operations will continue to decline in relation to prior periods as it incurs increasingly larger expenses in connection with expanding its CLEC and fiber network businesses and its DSL product offering.

Interest Expense

      Interest expense increased $22.1 million (62.6%) in the second quarter of 2001 compared to the second quarter of 2000 primarily due to an increase in outstanding indebtedness related to the Verizon acquisitions.

Income from Unconsolidated Cellular Entities

      Income from unconsolidated cellular entities, net of amortization of associated goodwill, increased $1.2 million in the second quarter of 2001 primarily due to the Company's proportionate share ($2.2 million) recorded in the second quarter of 2001 of the gain on sale of PCS licenses to Leap by a cellular entity in which the Company owns a minority interest. The remaining decrease was primarily due to decreased earnings of certain cellular entities in which the Company owns a minority interest.

Nonrecurring Gains and Losses

      In the second quarter of 2001, the Company recorded a pre-tax gain of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap. In conjunction with the sale of licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of certain non-operating assets.

      Additionally, in the second quarter of 2001, the Company recorded a pre-tax charge of $10.5 million ($6.8 million after-tax; $.05 per diluted share) due to the write down in the value of a non-operating investment in which the Company owns a minority interest.

      See Note 4 of Notes to Consolidated Financial Statements for additional information.

Other Income and Expense

     Other income and expense increased $2.2 million in the second quarter of 2001 compared to the second quarter of 2000, due primarily to a $1.8 million increase in interest income, substantially all of which relates to interest earned on a note received in connection with the sale of PCS licenses to Leap.

Income Tax Expense

      Income tax expense increased $51.3 million in the second quarter of 2001 compared to the second quarter of 2000 primarily due to the income tax expense recorded in the second quarter of 2001 associated with the sale of the PCS licenses to Leap. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 39.0% and 41.3% in the three months ended June 30, 2001 and 2000, respectively.


                     Six Months Ended June 30, 2001 Compared
                        to Six Months Ended June 30, 2000

      Net income (and diluted earnings per share) was $201.0 million ($1.41) and $107.1 million ($.76) for the first six months of 2001 and 2000, respectively. Net income (excluding nonrecurring gains and losses) for the first six months of 2001 was $101.5 million compared to $105.7 million during the first six months of 2000. Diluted earnings per share (excluding nonrecurring gains and losses) decreased to $.71 during the six months ended June 30, 2001 from $.75 during the six months ended June 30, 2000, a 5.3% decrease. Substantially all of the net nonrecurring pre-tax gain in the first six months of 2001 of $156.6 million relates to the sale of PCS licenses to Leap, which was partially offset by the write down of certain non-operating assets. Substantially all of the nonrecurring items in the first six months of 2000 relate to the $9.9 million pre-tax gain on sale of the Company's remaining Alaska cellular operations offset by the Company's proportionate share ($5.3 million pre-tax; $.03 per diluted share) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest and is reflected in "Income from Unconsolidated Cellular Entities."

                                                               Six months
                                                             ended June 30,
-------------------------------------------------------------------------------
                                                         2001             2000
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)
Operating income
   Telephone                                        $  203,363          167,346
   Wireless                                             55,937           52,703
   Other                                                10,113           16,265
-------------------------------------------------------------------------------
                                                       269,413          236,314
Interest expense                                      (119,061)         (71,309)
Income from unconsolidated cellular entities            16,026            8,016
Minority interest                                       (5,912)          (5,163)
Nonrecurring gains and losses                          156,428            9,910
Other income and expense                                 7,501            6,613
Income tax expense                                    (123,432)         (77,252)
-------------------------------------------------------------------------------

Net income                                          $  200,963          107,129
===============================================================================

Basic earnings per share                            $     1.43              .76
===============================================================================

Diluted earnings per share                          $     1.41              .76
===============================================================================

Average basic shares outstanding                       140,656          139,874
===============================================================================

Average diluted shares outstanding                     142,271          141,729
===============================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the six months ended June 30, 2001 and 2000 were as follows:

                                                            Six months
                                                          ended June 30,
--------------------------------------------------------------------------------
                                                   2001                    2000
--------------------------------------------------------------------------------
Operating revenues
   Telephone operations                             71.4%                  66.1
   Wireless operations                              20.7%                  25.3
   Other operations                                  7.9%                   8.6

Operating income
   Telephone operations                             75.5%                  70.8
   Wireless operations                              20.8%                  22.3
   Other operations                                  3.7%                   6.9
-------------------------------------------------------------------------------

Telephone Operations

                                                            Six months
                                                          ended June 30,
--------------------------------------------------------------------------------
                                                   2001                    2000
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
   Local service                             $   244,454                 178,592
   Network access                                426,437                 323,186
   Other                                          68,242                  51,236
--------------------------------------------------------------------------------
                                                 739,133                 553,014
--------------------------------------------------------------------------------

Operating expenses
   Plant operations                              187,375                 122,539
   Customer operations                            58,071                  48,270
   Corporate and other                            94,036                  79,868
   Depreciation and amortization                 196,288                 134,991
--------------------------------------------------------------------------------
                                                 535,770                 385,668
--------------------------------------------------------------------------------

Operating income                             $   203,363                 167,346
================================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of June 30, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $36.0 million (21.5%) due to an increase in operating revenues of $186.1 million (33.7%) which more than offset an increase in operating expenses of $150.1 million (38.9%).

      Of the $186.1 million increase in operating revenues, $173.4 million was attributable to the acquisitions of the Verizon properties. The remaining $12.7 million increase in revenues was partially due to a $4.0 million increase in amounts received from the federal Universal Service Fund; a $3.6 million increase in revenues relating to leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring; a $3.3 million increase in local service revenues primarily due to an increase in the number of customer access lines in incumbent markets; and a $2.0 million increase due to the increased provision of custom calling features. Annualized internal access line growth during the first six months of 2001 and 2000 was .8% and 3.6%, respectively. The decline in internal access line growth during 2001 is substantially due to disconnecting service to customers for non-payment; the replacement of lines with high-speed data circuits; and the slowing growth in the Company's service areas due to general economic conditions.

      Plant operations expenses increased $64.8 million (52.9%), of which $68.7 million was attributable to the acquisitions of the Verizon properties. The remaining $3.9 million decrease was primarily due to a $3.3 million decrease in network operations expenses.

      During the first six months of 2001, customer operations expenses increased $9.8 million (20.3%) of which $16.0 million was due to an increase in expenses associated with the Verizon acquisitions. The remaining $6.2 million decrease was due primarily to a $2.5 million decrease in information technology expenses primarily due to decreases in contract labor; a $1.5 million decrease in salaries and benefits; and a $2.0 million decrease in marketing and customer service expenses.

      Corporate and other expenses increased $14.2 million (17.7%) primarily due to a $15.8 million increase in expenses associated with Verizon acquisitions.

      Depreciation and amortization increased $61.3 million (45.4%), of which $54.0 million was attributable to the properties acquired from Verizon (of which $11.9 million related to amortization of goodwill). The remaining $7.3 million increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                             Six months
                                                           ended June 30,
-----------------------------------------------------------------------------
                                                        2001            2000
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)

Operating income - wireless operations              $  55,937          52,703
Minority interest                                      (5,701)         (5,126)
Income from unconsolidated cellular entities           16,026           8,016
-----------------------------------------------------------------------------
                                                    $  66,262          55,593
=============================================================================

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

Wireless Operations

                                                              Six months
                                                            ended June 30,
--------------------------------------------------------------------------------
                                                       2001                2000
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
   Service                                         $ 165,191             160,389
   Roaming                                            43,011              43,585
   Equipment sales                                     5,890               7,572
--------------------------------------------------------------------------------
                                                     214,092             211,546
--------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                             11,681              14,536
   System operations                                  34,641              32,033
   General, administrative and customer service       41,792              37,627
   Sales and marketing                                37,821              41,556
   Depreciation and amortization                      32,220              33,091
--------------------------------------------------------------------------------
                                                     158,155             158,843
--------------------------------------------------------------------------------

Operating income                                   $  55,937              52,703
================================================================================

      Wireless operating income increased $3.2 million (6.1%) to $55.9 million in the first six months of 2001 from $52.7 million in the first six months of 2000. Wireless operating revenues increased $2.5 million (1.2%), while operating expenses decreased $688,000 (.4%).

      The $4.8 million increase in service revenues was primarily due to a growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. The $574,000 decrease in roaming revenues was primarily due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend that the Company anticipates will continue in the near future.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                            Six months
                                                          ended June 30,
------------------------------------------------------------------------------
                                                     2001                2000
------------------------------------------------------------------------------

Customers at beginning of period                   751,200             707,486
Gross units added internally                       155,550             171,668
Disconnects                                        126,792             119,101
Net units added internally                          28,758              52,567
Net effect of dispositions                               -             (10,653)
Customers at end of period                         779,958             749,400
------------------------------------------------------------------------------

      The average monthly revenue per customer declined to $45 during the first six months of 2001 from $47 during the first six months of 2000 due to price reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated;
(ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which are likely to result in lower average revenue per customer.

      Cost of equipment sold decreased $2.9 million (19.6%) substantially due to a decrease in units sold.

      System operations expenses increased $2.6 million (8.1%) in the first six months of 2001 primarily due to a $2.5 million increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in such other carriers' service areas primarily due to an increase in minutes of use.

      General, administrative and customer service expenses increased $4.2 million (11.1%) primarily due to a $2.0 million increase in the provision for doubtful accounts and a $1.0 million increase in customer service and retention costs.

      The Company's average monthly postpaid churn rate (the percentage of contract cellular customers that terminate service) was 2.3% for the first six months of 2001 and 1.9% for the first six months of 2000.

      Sales and marketing expenses decreased $3.7 million (9.0%) due primarily to a $2.4 million decrease in advertising and sales promotions expenses associated with the introduction of new rate plans during the first six months of 2000 and a $1.6 million decrease in sales commissions paid to agents due to a decrease in the number of units sold.

Other Operations
                                                               Six months
                                                             ended June 30,
--------------------------------------------------------------------------------
                                                        2001               2000
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Long distance                                  $  56,114             49,926
     Internet                                          17,117             10,285
     Other                                              8,488             11,341
--------------------------------------------------------------------------------
                                                       81,719             71,552
--------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses              68,486             52,789
     Depreciation and amortization                      3,120              2,498
--------------------------------------------------------------------------------
                                                       71,606             55,287
--------------------------------------------------------------------------------

Operating income                                    $  10,113             16,265
================================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier ("CLEC") operations and security monitoring operations. The $6.2 million increase in long distance revenues was attributable to the growth in the number of customers and increased minutes of use, primarily due to penetration of the newly-acquired Verizon markets. The number of long distance customers as of June 30, 2001 and June 30, 2000 was 414,400 and 326,400, respectively. Internet revenues increased $6.8 million due primarily to a $5.1 million increase due to growth in number of customers and a $1.7 million increase due to Internet operations acquired in mid-2000. Of the $2.9 million decrease in other revenues, $3.1 was due to the planned phase-out of the Company's third party call center operations in the last half of 2000.

      Cost of sales and operating expenses increased $15.7 million in the first six months of 2001 compared to the first six months of 2000 primarily due to (i) a $13.8 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's digital subscriber line ("DSL") product offering; (ii) a $3.4 million increase in expenses of the Company's long distance operations due primarily to an increase in customers; and (iii) a $4.1 million increase due to the expansion of the Company's CLEC businesses. Such increases were partially offset by a $5.2 million reduction in expenses due to the planned phase-out of the Company's third party call center operations in the last half of 2000.

      The Company anticipates that future operating income for its other operations will decline in relation to prior periods as it incurs increasingly larger expenses in connection with expanding its CLEC and fiber network businesses and its DSL product offering.

Interest Expense

      Interest expense increased $47.8 million in the first six months of 2001 compared to the first six months of 2000 primarily due to an increase in outstanding indebtedness related to the Verizon acquisitions.

Income from Unconsolidated Cellular Entities

      Income from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $8.0 million in the first six months of 2001 primarily due to the Company's proportionate share ($2.2 million) recorded in the second quarter of 2001 of the gain on sale of PCS licenses to Leap by a cellular entity in which the Company owns a minority interest and the Company's proportionate share ($5.3 million) of non-cash charges that were recorded in the first quarter of 2000 by two cellular entities in which the Company owns a minority interest. The remaining increase was primarily due to increased earnings of certain cellular entities in which the Company owns a minority interest.

Minority Interest

      Minority interest increased $749,000 in the first six months of 2001 compared to the first six months of 2000 due primarily to the increased profitability of the Company's majority-owned and operated cellular entities.

Nonrecurring Gains and Losses

      In the second quarter of 2001, the Company recorded a pre-tax gain of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap. In conjunction with the sale of licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of non-operating assets.

      Additionally, in the second quarter of 2001, the Company recorded a pre-tax charge of $10.5 million ($6.8 million after-tax; $.05 per diluted share) due to the write down in the value of a non-operating investment in which the Company owns a minority interest.

      In the first six months of 2000, the Company recorded a pre-tax gain of approximately $9.9 million ($5.2 million after-tax; $.04 per diluted share) due to the sale of its remaining Alaska cellular operations.

      See Note 4 of Notes to Consolidated Financial Statements for additional information.

Income Tax Expense

      Income tax expense increased $46.2 million in the first six months of 2001 compared to the first six months of 2000 primarily due to the income tax expense recorded in the first six months of 2001 associated with the sale of the PCS licenses to Leap. Exclusive of the effects of income tax expense on asset sales, the effective income tax rate was 39.5% and 41.6% in the six months ended June 30, 2001 and 2000, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $345.3 million during the first six months of 2001 compared to $257.8 million during the first six months of 2000. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $172.9 million and $149.6 million for the six months ended June 30, 2001 and 2000, respectively. Proceeds from the sales of assets were $108.1 million in the first six months of 2001 compared to $15.8 million in the first six months of 2000. During the first quarter of 2001, the Company acquired an additional 18.6% interest for $47.1 million cash in Spectra Communications Group, LLC, the entity organized to acquire and operate the former Verizon properties in Missouri. During the first six months of 2000, the Company invested $33.2 million in various other communication entities. Payments for property, plant and equipment were $103.9 million more in the first six months of 2001 than in the comparable period during 2000 primarily due to capital expenditures in the newly-acquired Verizon markets. Capital expenditures for the six months ended June 30, 2001 were $161.8 million for telephone operations, $33.6 million for wireless operations and $47.9 million for other operations.

      Net cash used in financing activities was $152.0 million during the first six months of 2001 compared to $115.2 million during the first six months of 2000. Net payments of debt were $33.2 million more during the first six months of 2001 compared to the first six months of 2000, primarily due to the increased availability of excess cash received from the sales of assets during 2001.

      Budgeted capital expenditures for 2001 total $400 million for telephone operations, $70 million for wireless operations and $80 million for other operations.

      As of June 30, 2001, CenturyTel's subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank and the Company had $477.1 million of undrawn committed bank lines of credit. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At June 30, 2001, the Company had $215.0 million outstanding under such program.

      In second quarter 2001, the Company completed the sale of 30 PCS (Personal Communications Service) operating licenses for an aggregate of $195 million to Leap. The Company received approximately $108 million of the purchase price in cash at closing. The remaining $87 million is receivable in the form of a promissory note bearing interest at 10% per annum, of which $48.0 million was received in early July 2001 with the balance due in installments through 2002 upon maturity of the note. Cash received from these sales was used to repay indebtedness.

      In July 2001, the Company sold 950,000 shares of its investment in Illuminet Holdings, Inc. common stock for an aggregate of approximately $28.1 million; such proceeds will be used to pay down indebtedness.


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

Regulatory Issues

      On April 19, 2001, the Wisconsin Public Service Commission ("WPSC") approved an interim rate increase of $8.8 million annually for the local exchange properties that the Company acquired from Ameritech in December 1998. Final rates will be determined in a rate case the Company has filed with the WPSC. Pending the determination of final rates, which is expected in fourth quarter 2001, the Company is recording most but not all of these increases. Separately, the WPSC ordered the Company to refund $14.7 million related to access charges collected from interexchange carriers on the former Ameritech properties from December 1998 through 2000. The Company is challenging the refund order in Wisconsin State Court. If the appeal is unsuccessful, the Company will have to record a one-time charge of $.03 per share.

      In May 2001, the Federal Communications Commission ("FCC") modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. Based on the Company's current operations, such ruling is expected to increase the Company's level of universal service support receipts by approximately $12 million annually compared to current levels.

      In June 2001, the Company filed with the WPSC an interim request to raise access rates for the former Verizon properties in Wisconsin in an amount that would increase the Company's revenues approximately $8.0 million per year. The Company expects an order on such request by late August 2001.

      In July 2001, the Company filed tariff revisions with the Arkansas Public Service Commission ("APSC") designed to effectively cap the usage on certain unlimited optional calling plans. The effect of the tariff revisions would serve to reduce the level of operating expenses currently incurred by the Company. A decision by the APSC regarding such tariff revisions is expected in late August 2001.

Accounting Pronouncements

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair value on the balance sheet. The Company had no derivative instruments outstanding at January 1, 2001 and thus no transition adjustment was recorded upon adoption of SFAS 133.

      As of June 30, 2001, the Company had outstanding an interest rate swap relating to $224.9 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Since the terms of the swap match the terms of the floating rate debt, such swap is expected to have no ineffectiveness. In addition, the Company has from time to time entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for under the purchase method of accounting; the pooling of interest method is prohibited. SFAS 141 is effective for business combinations consummated after June 30, 2001. SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and would be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Systematic amortization of goodwill will cease effective January 1, 2002. The Company's amortization of goodwill for the six months ended June 30, 2001 totaled approximately $37.7 million. The Company is still in the process of determining the impact, if any, of the transitional goodwill impairment rules of SFAS 142.

                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      The majority of the Company's long-term debt obligations are fixed rate. At June 30, 2001, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 6.9% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 69 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $105.6 million decrease in fair value of the Company's long-term debt. As of June 30, 2001, the Company owed $739.9 million of debt on a floating-rate basis.

      As of June 30, 2001, the Company had outstanding an interest rate swap relating to $224.9 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. The swap expires in August 2002. The Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three month intervals through the expiration date.

                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.


Item 2.       Changes in Securities and Use of Proceeds

      At various times during the second quarter of 2001, CenturyTel sold at market prices approximately 902 shares of CenturyTel common stock to employees through its Union Group Incentive Plan and approximately 36 shares of CenturyTel common stock through its Security Systems, Inc. 401(k) Plan (the "Plans"). All such shares were privately placed under Section 4(2) of the Securities Act of 1933, as amended. Registration statements on Form S-8 were filed on July 12, 2001 to register future sales through the Plans.

Item 4.       Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of shareholders on May 10, 2001, the shareholders elected five Class I directors to serve until the 2004 annual meeting of shareholders and until their successors are duly elected and qualified and approved the proposals set forth in the Company's proxy statement dated March 26, 2001.

      The following number of votes were cast for or were withheld from the following nominees:

      Class I Nominees               For                   Withheld
  --------------------         ---------------         ----------------

  William R. Boles, Jr.          192,078,422               6,823,676
  W. Bruce Hanks                 193,760,465               5,141,633
  C. G. Melville, Jr.            193,699,777               5,202,321
  Glen F. Post, III              194,382,988               4,519,110
  Clarke M. Williams             193,839,608               5,062,490

      The Class II and Class III directors whose terms continued after the meeting are:

              Class II                             Class III
       ------------------------                  ---------------

       Virginia Boulet                           Calvin Czeschin
       Ernest Butler, Jr.                        F. Earl Hogan
       James B. Gardner                          Harvey P. Perry
       R. L. Hargrove, Jr.                       Jim D. Reppond
       Johnny Hebert

      The following number of votes were cast in the manner indicated below with respect to the proposal to approve the Company's Executive Officer Short-term Incentive Program:

         For              Against             Abstain         Broker No-Votes
   --------------      ------------       --------------      ---------------
     181,290,257        16,816,747            795,094              -0-

      The following number of votes were cast in the manner indicated below with respect to the proposal to approve the Company's 2001 Employee Stock Purchase Plan:

         For              Against             Abstain         Broker No-Votes
   --------------      ------------       --------------      ---------------
     190,439,725         7,760,822            701,551              -0-

Item 6.       Exhibits and Reports on Form 8-K

       A.     Exhibits

              10.1 Registrant's Restated Supplemental Defined Contribution Plan, dated July 17, 2001.

              11     Computations of Earnings Per Share.


       B.     Reports on Form 8-K

              (i) The following item was reported in the Form 8-K filed May 11, 2001:

Item 5.       Other events - News release announcing first quarter
                             results of operations.



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CenturyTel, Inc.


Date: August 10, 2001                       /s/ Neil A. Sweasy
                                            ----------------------------
                                            Neil A. Sweasy
                                            Vice President and Controller
                                            (Principal Accounting Officer)