Form 10-Q
period 2001-09-30
CENTURYTEL INC
filed 2001-11-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                For the quarterly period ended September 30, 2001

                                       or

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

                                                  [X] Yes        [  ] No


      As of October 31, 2001, there were 141,102,868 shares of common stock outstanding.

                                CENTURYTEL, INC.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.    Financial Information:

   Item 1. Financial Statements

     Consolidated Statements of Income--Three Months and Nine
      Months Ended September 30, 2001 and 2000                                3

     Consolidated Statements of Comprehensive Income--
      Three Months and Nine Months Ended September 30, 2001 and 2000          4

     Consolidated Balance Sheets--September 30, 2001 and
      December 31, 2000                                                       5

     Consolidated Statements of Stockholders' Equity--
      Nine Months Ended September 30, 2001 and 2000                           6

     Consolidated Statements of Cash Flows--
      Nine Months Ended September 30, 2001 and 2000                           7

     Notes to Consolidated Financial Statements                            8-10

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           11-26

   Item 3. Quantitative and Qualitative Disclosures About Market Risk        27

Part II.   Other Information:

   Item 2. Changes in Securities and Use of Proceeds                         28

   Item 5. Other Information                                              28-29

   Item 6. Exhibits and Reports on Form 8-K                               29-30

Signature                                                                    30

                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three months            Nine months
                                                ended September 30,    ended September 30,
-----------------------------------------------------------------------------------------
                                                 2001        2000        2001       2000
-----------------------------------------------------------------------------------------
                                                   (Dollars, except per share amounts,
                                                    and shares expressed in thousands)

OPERATING REVENUES
   Telephone                                 $ 377,747    324,608    1,116,880    877,622
   Wireless                                    115,404    120,232      329,496    331,778
   Other                                        46,226     37,794      127,945    109,346
-----------------------------------------------------------------------------------------
      Total operating revenues                 539,377    482,634    1,574,321  1,318,746
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses        275,357    235,835      809,260    665,053
   Depreciation and amortization               120,209     99,740      351,837    270,320
-----------------------------------------------------------------------------------------
      Total operating expenses                 395,566    335,575    1,161,097    935,373
-----------------------------------------------------------------------------------------

OPERATING INCOME                               143,811    147,059      413,224    383,373
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                            (54,438)   (48,904)    (173,499)  (120,213)
   Income from unconsolidated
    cellular entities                           16,622     11,366       32,648     19,382
   Minority interest                            (2,819)    (2,889)      (8,731)    (8,052)
   Nonrecurring gains and losses                43,543     10,683      199,971     20,593
   Other income and expense                        705     (4,065)       8,206      2,548
-----------------------------------------------------------------------------------------
      Total other income (expense)               3,613    (33,809)      58,595    (85,742)
-----------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE               147,424    113,250      471,819    297,631

Income tax expense                              55,119     46,026      178,551    123,278
-----------------------------------------------------------------------------------------

NET INCOME                                   $  92,305     67,224      293,268    174,353
=========================================================================================

BASIC EARNINGS PER SHARE                     $     .66        .48         2.08       1.24
=========================================================================================

DILUTED EARNINGS PER SHARE                   $     .65        .47         2.06       1.23
=========================================================================================

DIVIDENDS PER COMMON SHARE                   $     .05      .0475          .15      .1425
=========================================================================================

AVERAGE BASIC SHARES OUTSTANDING               140,772    140,220      140,693    139,989
=========================================================================================

AVERAGE DILUTED SHARES OUTSTANDING             142,260    141,848      142,267    141,769
=========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                        Three months             Nine months
                                                     ended September 30,     ended September 30,
-----------------------------------------------------------------------------------------------
                                                      2001        2000        2001        2000
-----------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Net income                                        $ 92,305      67,224      293,268     174,353
-----------------------------------------------------------------------------------------------

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) arising
   during period, net of ($175), ($15,102),
   $5,385 and ($17,796) tax                           (326)    (28,047)       9,999     (33,050)
  Reclassification adjustment for gains
    included in net income, net of ($19,100) tax   (35,470)          -      (35,470)          -
-----------------------------------------------------------------------------------------------
  Other comprehensive income, net of ($19,275),
   ($15,102), ($13,715), and ($17,796) tax         (35,796)    (28,047)     (25,471)    (33,050)
-----------------------------------------------------------------------------------------------

Comprehensive income                              $ 56,509      39,177      267,797     141,303
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                 September 30,   December 31,
                                                                     2001            2000
--------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                                     $    21,372           19,039
  Accounts receivable, less allowance of $14,903 and $12,857        308,277          307,165
  Materials and supplies, at average cost                            24,344           38,532
  Other                                                               9,812           11,768
--------------------------------------------------------------------------------------------
    Total current assets                                            363,805          376,504
--------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                 2,985,698        2,959,293
--------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
  Excess cost of net assets acquired, less accumulated
   amortization of $271,566 and $219,809                          2,489,276        2,509,033
  Other                                                             550,543          548,460
--------------------------------------------------------------------------------------------
    Total investments and other assets                            3,039,819        3,057,493
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                    $ 6,389,322        6,393,290
============================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
  Current maturities of long-term debt                          $   275,385          149,962
  Short-term debt                                                    39,000          276,000
  Accounts payable                                                   96,123          127,287
  Accrued expenses and other liabilities
    Salaries and benefits                                            46,767           33,859
    Taxes                                                           189,013           40,023
    Interest                                                         55,945           52,011
    Other                                                            20,997           23,349
  Advance billings and customer deposits                             39,159           40,879
--------------------------------------------------------------------------------------------
    Total current liabilities                                       762,389          743,370
--------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                    2,802,301        3,050,292
--------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                              536,201          567,549
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock, $1.00 par value, authorized 350,000,000 shares,
    issued and outstanding 141,089,386 and 140,667,251 shares       141,089          140,667
  Paid-in capital                                                   518,731          509,840
  Accumulated other comprehensive income-unrealized
    holding gain on investments, net of taxes                             -           25,471
  Retained earnings                                               1,623,386        1,351,626
  Unearned ESOP shares                                               (2,750)          (3,500)
  Preferred stock - non-redeemable                                    7,975            7,975
--------------------------------------------------------------------------------------------
    Total stockholders' equity                                    2,288,431        2,032,079
--------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                    $ 6,389,322        6,393,290
============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                            Nine months
                                                                        ended September 30,
------------------------------------------------------------------------------------------
                                                                          2001       2000
------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

COMMON STOCK
   Balance at beginning of period                                   $  140,667     139,946
   Conversion of convertible securities into common stock                  254         254
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans                              168         442
------------------------------------------------------------------------------------------
   Balance at end of period                                            141,089     140,642
------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                      509,840     493,432
   Conversion of convertible securities into common stock                3,046       3,046
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans                            2,989       6,810
   Amortization of unearned compensation and other                       2,856       2,711
------------------------------------------------------------------------------------------
   Balance at end of period                                            518,731     505,999
------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
   Balance at beginning of period                                       25,471      64,362
   Change in unrealized holding gain on investments, net of
    reclassification adjustment                                        (25,471)    (33,050)
------------------------------------------------------------------------------------------
   Balance at end of period                                                  -      31,312
------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                    1,351,626   1,146,967
   Net income                                                          293,268     174,353
   Cash dividends declared
     Common stock - $.15 and $.1425 per share, respectively            (21,209)    (19,747)
     Preferred stock                                                      (299)       (299)
------------------------------------------------------------------------------------------
   Balance at end of period                                          1,623,386   1,301,274
------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                       (3,500)     (4,690)
   Release of ESOP shares                                                  750         940
------------------------------------------------------------------------------------------
   Balance at end of period                                             (2,750)     (3,750)
------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                                7,975       7,975
------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          $2,288,431   1,983,452
==========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months
                                                                         ended September 30,
--------------------------------------------------------------------------------------------
                                                                          2001         2000
--------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                        $  293,268      174,353
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                                      351,837      270,320
     Deferred income taxes                                                1,151        9,857
     Income from unconsolidated cellular entities                       (32,648)     (19,382)
     Minority interest                                                    8,731        8,052
     Nonrecurring gains and losses                                     (199,971)     (20,593)
   Changes in current assets and current liabilities:
       Accounts receivable                                               85,390      (33,678)
       Accounts payable                                                 (31,164)      51,217
       Accrued taxes                                                    148,990       15,204
       Other current assets and other current liabilities, net           27,473       (6,400)
   Change in other noncurrent assets                                    (55,914)     (37,182)
   Change in other noncurrent liabilities                                (8,498)       3,197
   Other, net                                                            18,206       22,514
--------------------------------------------------------------------------------------------
     Net cash provided by operating activities                          606,851      437,479
--------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                          (384,255)    (282,681)
   Acquisitions, net of cash acquired                                   (47,131)  (1,540,856)
   Proceeds from sales of assets                                        172,645       29,495
   Distributions from unconsolidated cellular entities                   20,188       23,115
   Contribution from minority investor                                        -       20,000
   Purchase of life insurance investment, net                              (226)      (4,691)
   Other, net                                                             7,168        2,495
--------------------------------------------------------------------------------------------
     Net cash used in investing activities                             (231,611)  (1,753,123)
--------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Proceeds from issuance of debt                                         3,896    1,513,646
   Payments of debt                                                    (359,414)    (171,001)
   Proceeds from issuance of common stock                                 3,157        7,252
   Cash dividends                                                       (21,508)     (20,046)
   Other, net                                                               962          798
--------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities               (372,907)   1,330,649
--------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 2,333       15,005

Cash and cash equivalents at beginning of period                         19,039       56,640
--------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                            $  21,372       71,645
============================================================================================

Supplemental cash flow information and noncash activities:
   Income taxes paid                                                  $  16,877      107,401
   Interest paid (net of capitalized interest of $3,694 and $2,887)   $ 165,871      130,495
   Note received from sale of assets (See Note 4)                     $  86,502           -
--------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

      The unaudited financial information for the three months and nine months ended September 30, 2001 and 2000 has not been audited by independent public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                  September 30,  December 31,
                                                      2001           2000
----------------------------------------------------------------------------
                                                    (Dollars in thousands)

Telephone, at original cost                    $   5,220,236       4,999,808
Accumulated depreciation                          (2,780,181)     (2,552,648)
----------------------------------------------------------------------------
                                                   2,440,055       2,447,160
----------------------------------------------------------------------------

Wireless, at cost                                    552,586         522,684
Accumulated depreciation                            (293,023)       (261,401)
----------------------------------------------------------------------------
                                                     259,563         261,283
----------------------------------------------------------------------------

Other, at cost                                       443,038         392,024
Accumulated depreciation                            (156,958)       (141,174)
----------------------------------------------------------------------------
                                                     286,080         250,850
----------------------------------------------------------------------------

                                               $   2,985,698       2,959,293
============================================================================

(3)   Income from Unconsolidated Cellular Entities

      The following summarizes the unaudited combined results of operations of the cellular entities in which the Company's investments (as of September 30, 2001 and 2000) were accounted for by the equity method:

                                                            Nine months
                                                        ended September 30,
---------------------------------------------------------------------------
                                                       2001           2000
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Results of operations
   Revenues                                     $  1,256,086      1,138,016
   Operating income                             $    354,983        364,372
   Net income                                   $    355,640        354,772
---------------------------------------------------------------------------

(4)   Nonrecurring Gains and Losses

      In the third quarter of 2001, the Company recorded a pre-tax gain on the sale of its remaining common shares of Illuminet Holdings, Inc. aggregating $54.6 million ($35.5 million after-tax; $.25 per diluted share). The Company also recorded a pre-tax gain of $4.0 million ($2.6 million after-tax; $.02 per diluted share) on the sale of certain other assets.

      In the third quarter of 2001, the Company also recorded a pre-tax charge of $15.0 million ($9.7 million after-tax; $.07 per diluted share) due to the write down in the value of certain non-operating investments in which the Company owns a minority interest.

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

      During the first nine months of 2000, the Company recorded pre-tax gains aggregating $20.6 million ($11.6 million after-tax; $.08 per diluted share) due to the sales of its remaining Alaska cellular operations and its minority interest in a cellular partnership.

(5)   Pending Acquisitions

      In October 2001, the Company signed definitive asset purchase agreements to purchase from affiliates of Verizon Communications Inc. ("Verizon") approximately 675,000 telephone access lines and related local exchange assets in Alabama and Missouri for approximately $2.159 billion in cash, subject to certain adjustments. These acquisitions are expected to close in the second half of 2002, subject to regulatory approvals and certain other closing conditions.

(6)   Business Segments

      The Company has two separately reportable business segments: telephone and wireless. The Company's reportable segments are strategic business units that offer different products and services. The operating income of these segments is reviewed by the chief operating decision maker to assess performance and make business decisions. Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations, fiber network business and security monitoring operations. In August 2001, the Company announced that it is exploring the potential separation of its wireless business from its other operations.

                                       Three months              Nine months
                                    ended September 30,      ended September 30,
-------------------------------------------------------------------------------
                                     2001        2000        2001          2000
-------------------------------------------------------------------------------
                                              (Dollars in thousands)
Operating revenues
   Telephone                     $ 377,747     324,608   1,116,880      877,622
   Wireless                        115,404     120,232     329,496      331,778
   Other operations                 46,226      37,794     127,945      109,346
-------------------------------------------------------------------------------
Total operating revenues         $ 539,377     482,634   1,574,321    1,318,746
===============================================================================

Operating income
   Telephone                     $ 104,365      99,753     307,728      267,099
   Wireless                         32,902      39,280      88,839       91,983
   Other operations                  6,544       8,026      16,657       24,291
-------------------------------------------------------------------------------
Total operating income           $ 143,811     147,059     413,224      383,373
===============================================================================


                                       Three months              Nine months
                                    ended September 30,      ended September 30,
-------------------------------------------------------------------------------
                                     2001        2000         2001        2000
-------------------------------------------------------------------------------
                                              (Dollars in thousands)

Operating income                 $ 143,811     147,059     413,224      383,373
Interest expense                   (54,438)    (48,904)   (173,499)    (120,213)
Income from unconsolidated
 cellular entities                  16,622      11,366      32,648       19,382
Minority interest                   (2,819)     (2,889)     (8,731)      (8,052)
Nonrecurring gains and losses       43,543      10,683     199,971       20,593
Other income and expense               705      (4,065)      8,206        2,548
-------------------------------------------------------------------------------
Income before income
 tax expense                     $ 147,424     113,250     471,819      297,631
===============================================================================

                                                 September 30,      December 31,
                                                     2001              2000
-------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Assets
   Telephone segment                            $ 4,763,729           4,741,284
   Wireless segment                                 943,058             930,406
   Other operations                                 682,535             721,600
-------------------------------------------------------------------------------
Total assets                                    $ 6,389,322           6,393,290
===============================================================================

                                CENTURYTEL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, wireless, long distance, Internet access and data services to customers in 21 states. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from affiliates of Verizon Communications Inc. ("Verizon") for an aggregate of approximately $1.5 billion cash. The operations of those acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. In February 2000, the Company sold the assets of its remaining Alaska cellular operations serving approximately 10,600 cellular subscribers. The operations of this disposed property is included in the Company's results of operations up to the date of disposition.

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, successfully financing and timely consummating pending acquisitions, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in interest rates, in general market or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2001 Compared
                    to Three Months Ended September 30, 2000

      Net income for the third quarter of 2001 was $92.3 million compared to $67.2 million during the third quarter of 2000. Diluted earnings per share increased to $.65 during the three months ended September 30, 2001 from $.47 during the three months ended September 30, 2000, a 38.3% increase. Net income (and diluted earnings per share) excluding nonrecurring items for the third quarter of 2001 and 2000 was $63.9 million ($.45) and $66.0 million ($.47), respectively.

      The Company's net pre-tax nonrecurring items in the third quarter of 2001 of $43.7 million ($28.4 million after-tax) primarily relate to the sale of certain non-operating assets, substantially all of which relates to the sale of the Company's remaining interest in Illuminet Holdings, Inc. ("Illuminet"). The Company's net pre-tax nonrecurring items in the third quarter of 2000 of $2.7 million relate to a $10.7 million pre-tax gain on the sale of the Company's minority interest in a cellular partnership which was partially offset by a $7.9 million pre-tax charge (reflected in "Other income and expense") related to the settlement of certain interest rate hedge contracts.

                                                               Three months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                            2001          2000
-------------------------------------------------------------------------------
                                                           (Dollars, except per
                                                            share amounts, and
                                                           shares in thousands)
Operating income
   Telephone                                           $  104,365        99,753
   Wireless                                                32,902        39,280
   Other                                                    6,544         8,026
-------------------------------------------------------------------------------
                                                          143,811       147,059
Interest expense                                          (54,438)      (48,904)
Income from unconsolidated cellular entities               16,622        11,366
Minority interest                                          (2,819)       (2,889)
Nonrecurring gains and losses                              43,543        10,683
Other income and expense                                      705        (4,065)
Income tax expense                                        (55,119)      (46,026)
-------------------------------------------------------------------------------
Net income                                             $   92,305        67,224
===============================================================================
Basic earnings per share                               $      .66           .48
===============================================================================
Diluted earnings per share                             $      .65           .47
===============================================================================
Average basic shares outstanding                          140,772       140,220
===============================================================================
Average diluted shares outstanding                        142,260       141,848
===============================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the three months ended September 30, 2001 and 2000 were as follows:

                                                              Three months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                         2001              2000
-------------------------------------------------------------------------------
Operating revenues
   Telephone operations                                  70.0%             67.3
   Wireless operations                                   21.4%             24.9
   Other operations                                       8.6%              7.8

Operating income
   Telephone operations                                  72.6%             67.8
   Wireless operations                                   22.9%             26.7
   Other operations                                       4.5%              5.5
-------------------------------------------------------------------------------

      In August 2001, the Company announced that it is exploring the potential separation of its wireless business from its other operations.


Telephone Operations

                                                          Three months
                                                       ended September 30,
-----------------------------------------------------------------------------
                                                    2001                2000
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
   Local service                                $  122,829            106,304
   Network access                                  219,432            187,254
   Other                                            35,486             31,050
-----------------------------------------------------------------------------
                                                   377,747            324,608
-----------------------------------------------------------------------------

Operating expenses
   Plant operations                                 98,605             76,086
   Customer operations                              28,148             28,623
   Corporate and other                              46,293             37,766
   Depreciation and amortization                   100,336             82,380
-----------------------------------------------------------------------------
                                                   273,382            224,855
-----------------------------------------------------------------------------

Operating income                                $  104,365             99,753
=============================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of September 30, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $4.6 million (4.6%) due to an increase in operating revenues of $53.1 million (16.4%) which was substantially offset by an increase in operating expenses of $48.5 million (21.6%).

      Of the $53.1 million increase in operating revenues, $46.4 million was attributable to the properties acquired from Verizon during the third quarter of 2000. The remaining $6.7 million increase in revenues was partially due to a $1.7 million increase in local service revenues primarily due to an increase in the number of customer access lines in incumbent markets and increased rates in certain jurisdictions; a $1.4 million increase in amounts received from the federal Universal Service Fund; and a $1.6 million increase due to the increased revenues from leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"). Annualized internal access line growth during the third quarter of 2001 and 2000 was 0.1% and 4.6%, respectively. The decline in internal access line growth during 2001 is substantially due to the slowing growth in the Company's service areas due to general economic conditions and the replacement of lines with high-speed data circuits.

      Plant operations expenses increased $22.5 million (29.6%) of which $19.5 million was attributable to the properties acquired from Verizon; $1.3 million was due to an increase in digital subscriber line ("DSL") expenses; and $1.3 million was due to increased information technology expenses. These increases were partially offset by a $2.6 million decrease in engineering expenses.

      Customer operations expenses decreased $475,000 (1.7%). Decreases in salaries and benefits and marketing expenses were substantially offset by a $2.2 million increase due to the properties acquired from Verizon.

      Corporate and other expenses increased $8.5 million (22.6%) primarily due to a $10.7 million increase due to the properties acquired from Verizon which was partially offset by a $4.0 million decrease in the provision for doubtful accounts.

      Depreciation and amortization increased $18.0 million (21.8%), of which $13.3 million was attributable to the properties acquired from Verizon (which included $2.8 million of amortization of goodwill). The remainder of the increase was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                              Three months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                          2001            2000
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations                $  32,902          39,280
Income from unconsolidated cellular entities             16,622          11,366
Minority interest                                        (3,449)         (3,657)
-------------------------------------------------------------------------------
                                                      $  46,075          46,989
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

Wireless Operations

                                                            Three months
                                                          ended September 30,
-------------------------------------------------------------------------------
                                                         2001            2000
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
   Service                                           $  88,695           86,501
   Roaming                                              24,036           30,361
   Equipment sales                                       2,673            3,370
-------------------------------------------------------------------------------
                                                       115,404          120,232
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                6,108            7,192
   System operations                                    19,924           19,749
   General, administrative and customer service         22,250           18,796
   Sales and marketing                                  17,466           19,081
   Depreciation and amortization                        16,754           16,134
-------------------------------------------------------------------------------
                                                        82,502           80,952
-------------------------------------------------------------------------------

Operating income                                     $  32,902           39,280
===============================================================================

      Wireless operating income decreased $6.4 million (16.2%) in the third quarter of 2001 to $32.9 million from $39.3 million in the third quarter of 2000. Wireless operating revenues decreased $4.8 million (4.0%) while operating expenses increased $1.6 million (1.9%).

      The $2.2 million increase in service revenues was primarily due to growth in the number of customers and increased minutes of use, both of which were partially offset by reduced rates. Roaming revenues decreased $6.3 million (20.8%) primarily due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend in rates that the Company anticipates will continue in the near future.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

                                                                Three months
                                                             ended September 30,
-------------------------------------------------------------------------------
                                                              2001        2000
-------------------------------------------------------------------------------
Customers at beginning of period                            779,958     749,400
Gross units added internally                                 86,057      75,346
Disconnects                                                  71,351      83,563
Net units added (disconnected)                               14,706      (8,217)
Customers at end of period                                  794,664     741,183
Average monthly churn rate
 (excluding prepaid customers)                                 2.32%       1.93
-------------------------------------------------------------------------------

      The average monthly revenue (excluding equipment sales) per customer declined to $47 during the third quarter of 2001 from $52 during the third quarter of 2000 primarily due to price reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which are likely to result in lower average revenue per customer.

      Cost of equipment sold decreased $1.1 million (15.1%) substantially due to a decrease in average cost per unit which was partially offset by an increase in units sold.

      System operations expenses increased $175,000 (.9%) in the third quarter of 2001 primarily due to a $1.3 million increase in the net amounts paid to other carriers for cellular service provided to the Company's customers who roam in such other carriers' service areas primarily due to an increase in minutes of use and a $1.1 million increase in cell site expenses. Such increases were substantially offset by a $2.0 million decrease in toll costs.

      General, administrative and customer service expenses increased $3.5 million (18.4%) due primarily to a $1.0 million increase in the provision for doubtful accounts; an $891,000 increase in operating taxes; and a $757,000 increase in customer retention costs.

      Sales and marketing expenses decreased $1.6 million (8.5%) primarily due to a $1.3 million decrease in advertising expense.

      Depreciation and amortization increased $620,000 (3.8%) primarily due to increased plant in service.

Other Operations

                                                               Three months
                                                            ended September 30,
--------------------------------------------------------------------------------
                                                            2001          2000
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
    Long distance                                        $ 31,050        27,075
    Internet                                               10,561         6,138
    Other                                                   4,615         4,581
-------------------------------------------------------------------------------
                                                           46,226        37,794
-------------------------------------------------------------------------------

Operating expenses
    Cost of sales and operating expenses                   36,563        28,542
    Depreciation and amortization                           3,119         1,226
-------------------------------------------------------------------------------
                                                           39,682        29,768
-------------------------------------------------------------------------------

Operating income                                         $  6,544         8,026
===============================================================================

      Other operations include the results of operations of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier ("CLEC") operations, fiber network business and security monitoring operations.

      The $4.0 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use, primarily due to penetration of the newly-acquired Verizon markets. The number of long distance customers as of September 30, 2001 and 2000 was 438,700 and 347,200, respectively. Internet revenues increased $4.4 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering.

      Cost of sales and operating expenses increased $8.0 million in the third quarter of 2001 compared to the third quarter of 2000 primarily due to (i) a $4.1 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's DSL product offering; (ii) a $3.1 million increase in expenses of the Company's long distance operations due primarily to an increase in customers; and (iii) a $2.6 million increase in expenses due to the expansion of the Company's CLEC business. Such increases were partially offset by a $1.4 million reduction in expenses due to the planned phase-out of the Company's third party call center operations in the last half of 2000.

      Depreciation and amortization increased $1.9 million primarily due to increased depreciation expense in the Company's Internet and fiber network businesses.

      The Company anticipates that future operating income for its other operations will continue to decline in relation to prior periods as it incurs increasingly larger expenses in connection with expanding its CLEC and fiber network businesses.

Interest Expense

      Interest expense increased $5.5 million in the third quarter of 2001 compared to the third quarter of 2000 primarily due to an increase in outstanding indebtedness related to the Verizon acquisitions.

Income from Unconsolidated Cellular Entities

      Income from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $5.3 million (46.2%) primarily due to the Company's proportionate share ($3.2 million) recorded in the third quarter of 2001 of a favorable depreciation adjustment made by the operator of a cellular entity in which the Company owns a minority interest. The remaining increase was primarily due to increased earnings of cellular entities in which the Company owns a minority interest.

Nonrecurring Gains and Losses

      In the third quarter of 2001, the Company recorded a pre-tax gain on the sale of its remaining common shares of Illuminet aggregating $54.6 million ($35.5 million after-tax; $.25 per diluted share). The Company also recorded a pre-tax gain of $4.0 million ($2.6 million after-tax; $.02 per diluted share) on the sale of certain other assets.

      In the third quarter of 2001, the Company also recorded a pre-tax charge of $15.0 million ($9.7 million after-tax; $.07 per diluted share) due to the write down in the value of certain non-operating investments in which the Company owns a minority interest.

      In the third quarter of 2000, the Company recorded a pre-tax gain of $10.7 million ($6.4 million after tax; $.05 per diluted share) due to the sale of its minority interest in a cellular partnership.

Other Income and Expense

      Other income and expense for the third quarter of 2001 was $705,000 income compared to a $4.1 million expense for the third quarter of 2000. Such increase was primarily attributable to a $7.9 million charge in the third quarter 2000 related to the settlement of certain interest rate hedge contracts entered into in connection with financing the Verizon acquisitions. This increase was partially offset by $3.0 million of costs incurred in the third quarter of 2001 associated with responding to an unsolicited takeover proposal.

Income Tax Expense

      Income tax expense increased $9.1 million in the third quarter of 2001 compared to the third quarter of 2000. Exclusive of the effects of income tax expense on nonrecurring items, the effective income tax rate was 38.4% and 40.3% for the three months ended September 30, 2001 and 2000, respectively. Such reduction in the effective rate was primarily due to a reduction in state income tax expense.



                  Nine Months Ended September 30, 2001 Compared
                     to Nine Months Ended September 30, 2000


      Net income for the first nine months of 2001 was $293.3 million compared to $174.4 million during the first nine months of 2000. Diluted earnings per share increased to $2.06 during the first nine months of 2001 from $1.23 during the first nine months of 2000. Net income (and diluted earnings per share) excluding nonrecurring items for the first nine months of 2001 and 2000 was $165.3 million ($1.16) and $171.7 million ($1.21), respectively.

      Substantially all of the net nonrecurring pre-tax items in the first nine months of 2001 of $200.3 million relate to the sale of PCS licenses to Leap Wireless International, Inc. ("Leap") and the sale of the Company's remaining common shares of Illuminet; these items were partially offset by the write down of certain non-operating assets which aggregated $25.5 million pre-tax. Substantially all of the nonrecurring items in the first nine months of 2000 of $6.8 million relate to pre-tax gains aggregating $20.6 million related to the sale of the Company's remaining Alaska cellular operations and its minority interest in a cellular partnership. Such gains were partially offset by the Company's proportionate share ($5.3 million pre-tax; $.03 per diluted share) of non-cash charges that were recorded by two cellular entities in which the Company owns a minority interest and is reflected in "Income from Unconsolidated Cellular Entities" and a $7.9 million pre-tax charge (reflected in "Other income and expense") related to the settlement of certain interest rate hedge contracts.

                                                               Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                          2001            2000
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)
Operating income
   Telephone                                         $  307,728         267,099
   Wireless                                              88,839          91,983
   Other                                                 16,657          24,291
-------------------------------------------------------------------------------
                                                        413,224         383,373
Interest expense                                       (173,499)       (120,213)
Income from unconsolidated cellular entities             32,648          19,382
Minority interest                                        (8,731)         (8,052)
Nonrecurring gains and losses                           199,971          20,593
Other income and expense                                  8,206           2,548
Income tax expense                                     (178,551)       (123,278)
-------------------------------------------------------------------------------
Net income                                           $  293,268         174,353
===============================================================================
Basic earnings per share                             $     2.08            1.24
===============================================================================
Diluted earnings per share                           $     2.06            1.23
===============================================================================
Average basic shares outstanding                        140,693         139,989
===============================================================================
Average diluted shares outstanding                      142,267         141,769
===============================================================================

      Contributions to operating revenues and operating income by the Company's telephone, wireless, and other operations for the nine months ended September 30, 2001 and 2000 were as follows:

                                                            Nine months
                                                        ended September 30,
------------------------------------------------------------------------------
                                                      2001              2000
------------------------------------------------------------------------------
Operating revenues
   Telephone operations                               71.0%              66.5
   Wireless operations                                20.9%              25.2
   Other operations                                    8.1%               8.3

Operating income
   Telephone operations                               74.5%              69.7
   Wireless operations                                21.5%              24.0
   Other operations                                    4.0%               6.3
------------------------------------------------------------------------------

       In August 2001, the Company announced that it is exploring the potential separation of its wireless business from its other operations.

Telephone Operations

                                                               Nine months
                                                           ended September 30,
-----------------------------------------------------------------------------
                                                            2001        2000
-----------------------------------------------------------------------------
                                                         (Dollars in thousands)
Operating revenues
   Local service                                       $  367,283     284,896
   Network access                                         645,869     510,440
   Other                                                  103,728      82,286
-----------------------------------------------------------------------------
                                                        1,116,880     877,622
-----------------------------------------------------------------------------

Operating expenses
   Plant operations                                       285,980     198,625
   Customer operations                                     86,219      76,893
   Corporate and other                                    140,329     117,634
   Depreciation and amortization                          296,624     217,371
-----------------------------------------------------------------------------
                                                          809,152     610,523
-----------------------------------------------------------------------------

Operating income                                       $  307,728     267,099
=============================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of September 30, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $40.6 million (15.2%) due to an increase in operating revenues of $239.3 million (27.3%) which more than offset an increase in operating expenses of $198.6 million (32.5%).

      Of the $239.3 million increase in operating revenues, $227.4 million was attributable to the properties acquired from Verizon in the third quarter of 2000. The remaining $11.9 million increase in revenues was primarily due to a $5.4 million increase in amounts received from the federal Universal Service Fund; a $5.2 million increase in revenues from CPE services; and a $2.8 million increase in revenues associated with the provision of custom calling features. Annualized internal access line growth during the first nine months of 2001 and 2000 was 0.6% and 3.9%, respectively. The decline in internal access line growth during 2001 is substantially due to the slowing growth in the Company's service areas due to general economic conditions and the replacement of lines with high-speed data circuits.

      Plant operations expenses increased $87.4 million (44.0%) of which $88.2 million was attributable to the properties acquired from Verizon.

      Customer operations expenses increased $9.3 million (12.1%) of which $18.2 million was attributable to the properties acquired from Verizon. The remaining $8.9 million decrease was primarily due to a $3.7 million decrease in information technology expenses; a $2.8 million decrease in salaries and benefits; and a $1.6 million decrease in expenses associated with the provision of CPE services.

      Corporate and other expenses increased $22.7 million (19.3%) of which $26.2 million was due to the properties acquired from Verizon. The remaining $3.5 million decrease was primarily due to $2.4 million decrease in the provision for doubtful accounts.

      Depreciation and amortization increased $79.3 million (36.5%), of which $67.3 million was attributable to the properties acquired from Verizon (which included $14.6 million of amortization of goodwill) and the remainder of which was primarily due to higher levels of plant in service.

Wireless Operations and Income From Unconsolidated Cellular Entities

                                                              Nine months
                                                          ended September 30,
-------------------------------------------------------------------------------
                                                         2001            2000
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Operating income - wireless operations              $   88,839           91,983
Income from unconsolidated cellular entities            32,648           19,382
Minority interest                                       (9,150)          (8,783)
-------------------------------------------------------------------------------
                                                    $  112,337          102,582
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

Wireless Operations

                                                               Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                          2001            2000
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Operating revenues
   Service                                            $ 253,886         246,890
   Roaming                                               67,047          73,946
   Equipment sales                                        8,563          10,942
-------------------------------------------------------------------------------
                                                        329,496         331,778
-------------------------------------------------------------------------------

Operating expenses
   Cost of equipment sold                                17,789          21,728
   System operations                                     54,565          51,782
   General, administrative and customer service          64,042          56,423
   Sales and marketing                                   55,287          60,637
   Depreciation and amortization                         48,974          49,225
-------------------------------------------------------------------------------
                                                        240,657         239,795
-------------------------------------------------------------------------------

Operating income                                      $  88,839          91,983
===============================================================================

      Wireless operating income decreased $3.1 million (3.4%) to $88.8 million in the first nine months of 2001 from $92.0 million in the first nine months of 2000. Wireless operating revenues decreased $2.3 million (.7%) while operating expenses increased $862,000 (.4%).

      The $7.0 million increase in service revenues was primarily due to a growth in the number of customers and increased minutes of use, both of which were partially offset by reduced rates. The $6.9 million decrease in roaming revenue was primarily due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend in rates that the Company anticipates will continue in the near feature.

       The following table illustrates the growth in the Company's wireless customer base in its majority owned markets:

                                                                Nine months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                           2001            2000
-------------------------------------------------------------------------------

Customers at beginning of period                          751,200       707,486
Gross units added internally                              241,607       247,014
Disconnects                                               198,143       202,664
Net units added                                            43,464        44,350
Net effect of dispositions                                      -       (10,653)
Customers at end of period                                794,664       741,183
Average monthly churn rate (excluding prepaid customers)     2.28%         1.88
-------------------------------------------------------------------------------

      The average monthly revenue (excluding equipment sales) per customer declined to $46 during the first nine months of 2001 from $49 during the first nine months of 2000 primarily due to price reductions in service rates charged to the Company's customers, reductions in roaming rates charged to other cellular operators and the continued trend that a higher percentage of new subscribers tend to be lower usage customers. The average monthly revenue per customer is expected to further decline (i) as market penetration increases and additional lower usage customers are activated; (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates and (iii) as competitive pressures from current and future wireless communications providers intensify. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which are likely to result in lower average revenue per customer.

      Cost of equipment sold decreased $3.9 million (18.1%) due primarily to a decrease in the number of units sold and to a decrease in average price per unit.

      System operations expenses increased $2.8 million (5.4%) in the first nine months of 2001 primarily due to a $2.0 million increase in cell site expenses and a $3.8 million increase in the amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas primarily due to an increase in minutes of use. Such increases were partially offset by a $3.3 million decrease in toll costs.

      General, administrative and customer service expenses increased $7.6 million (13.5%) primarily due to a $3.0 million increase in the provision for doubtful accounts; a $1.8 million increase in customer retention costs; and a $1.0 million increase in operating taxes.

      Sales and marketing expenses decreased $5.4 million (8.8%) due primarily to a $3.4 million decrease in advertising and sales promotion expenses and a $2.0 million decrease in sales commissions paid to agents.

Other Operations

                                                              Nine months
                                                          ended September 30,
------------------------------------------------------------------------------
                                                        2001              2000
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
    Long distance                                    $ 87,164           77,001
    Internet                                           27,678           16,423
    Other                                              13,103           15,922
------------------------------------------------------------------------------
                                                      127,945          109,346
------------------------------------------------------------------------------

Operating expenses
    Cost of sales and operating expenses              105,049           81,331
    Depreciation and amortization                       6,239            3,724
------------------------------------------------------------------------------
                                                      111,288           85,055
------------------------------------------------------------------------------

Operating income                                     $ 16,657           24,291
==============================================================================

      Other operations include the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments, including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier ("CLEC") operations, fiber network business and security monitoring operations.

      The $10.2 million increase in long distance revenues was attributable to the growth in the number of customers and increased minutes of use, primarily due to penetration of the newly-acquired Verizon markets. The number of long distance customers as of September 30, 2001 and 2000 was 438,700 and 347,200, respectively. Internet revenues increased $11.3 million due primarily to a $8.5 million increase due to growth in the number of customers and a $1.9 million increase due to Internet operations acquired in mid-2000. The $2.8 million decrease in other revenues was primarily due to the planned phase-out of the Company's third-party call center operations during 2000.

      Cost of sales and operating expenses increased $23.7 million (29.2%) primarily due to a $17.9 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's DSL product offering; a $6.8 million increase due to the expansion of the Company's CLEC business; and an increase of $6.5 million in expenses of the Company's long distance operations primarily due to an increase in the number of customers. Such increases were partially offset by a $6.5 million reduction in expenses due to the winding down of the Company's third party call center operations during 2000.

      Depreciation and amortization increased $2.5 million primarily due to increased depreciation expense in the Company's Internet and fiber network businesses.

      The Company anticipates future operating income for its other operations will decline in relation to prior periods as it incurs increasingly larger expenses in connection with expanding its CLEC and fiber network businesses.


Interest Expense

      Interest expense increased $53.3 million in the first nine months of 2001 compared to the first nine months of 2000 primarily due to an increase in outstanding indebtedness related to the Verizon acquisition.

Income from Unconsolidated Cellular Entities

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $13.3 million (68.4%) in the first nine months of 2001 primarily due to (i) the Company's proportionate share ($2.2 million) recorded in the second quarter of 2001 of the gain on sale of PCS licenses to Leap by a cellular entity in which the Company owns a minority interest, (ii) the Company's proportionate share ($3.2 million) recorded in the third quarter of 2001 of a favorable depreciation adjustment made by the operator of a cellular entity in which the Company owns a minority interest and (iii) the Company's proportionate share ($5.3 million) of non-cash charges that were recorded in the first quarter of 2000 by two cellular entities in which the Company owns a minority interest. The remaining increase was primarily due to increased earnings of certain cellular entities in which the Company owns a minority interest.

      In November 2001, the Company became aware of a non-recurring charge that will be recorded in the fourth quarter of 2001 by a cellular entity in which the Company owns a minority interest. The Company's share of such charge will approximate $15 million pre-tax.


Minority Interest

      Minority interest increased $679,000 in the first nine months of 2001 compared to the first nine months of 2000 due primarily to increased profitability of certain of the Company's majority-owned and operated entities.


Nonrecurring Gains and Losses

      During the first nine months of 2001, the Company recorded a pre-tax gain of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap. In conjunction with the sale of licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of certain non-operating assets. Also during the first nine months of 2001, the Company recorded a pre-tax gain on the sale of its remaining shares of Illuminet common stock aggregating $54.6 million ($35.5 million after-tax; $.25 diluted share) and a pre-tax gain of $4.0 million ($2.6 million after-tax; $.02 per diluted share) on the sale of certain other assets.

      Additionally, during the first nine months of 2001, the Company recorded pre-tax charges of $25.5 million ($16.6 million after-tax; $.12 per diluted share) due to the write down in the value of certain non-operating investments in which the Company owns a minority interest.

      In the first nine months of 2000, the Company recorded pre-tax gains of approximately $20.6 million ($11.6 million after-tax; $.08 per diluted share) due to the sales of its remaining Alaska cellular operations and the Company's minority interest in a cellular partnership.

      See Note 4 of Notes to Consolidated Financial Statements for additional information.


Other Income and Expense

      Other income and expense increased $5.7 million in the first nine months of 2001 compared to the first nine months of 2000, primarily due to a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with financing the Verizon acquisitions in 2000 which was partially offset by $3.0 million of costs incurred in 2001 associated with responding to an unsolicited takeover proposal.


Income Tax Expense

      Income tax expense increased $55.3 million in the first nine months of 2001 compared to the first nine months of 2000. Exclusive of the effects of income tax expense on nonrecurring items, the effective income tax rate was 39.1% and 41.0% for the nine months ended September 30, 2001 and 2000, respectively. Such reduction in the effective rate was primarily due to a reduction in state income tax expense.

                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $606.9 million during the first nine months of 2001 compared to $437.5 million during the first nine months of 2000. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the telephone operations, wireless operations, and other operations of the Company, see Results of Operations.

      Net cash used in investing activities was $231.6 million for the nine months ended September 30, 2001 compared to $1.753 billion for the nine months ended September 30, 2000. Cash used for acquisitions was $1.541 billion in 2000 (substantially all of which relates to the Verizon acquisitions in 2000). Proceeds from the sale of assets were $172.6 million in the first nine months of 2001 compared to $29.5 million in the first nine months of 2000. Payments for property, plant and equipment were $101.6 million more in the first nine months of 2001 than in the comparable period during 2000, principally due to the Verizon acquisitions. Capital expenditures for the nine months ended September 30, 2001 were $248.8 million for telephone, $52.5 million for wireless and $82.9 million for other operations.

      Revised budgeted capital expenditures for 2001 total $400 million for telephone operations, $70 million for wireless operations and $90 million for other operations. Anticipated capital expenditures for 2002 are currently expected to range from $500-$525 million, exclusive of the impact of pending acquisitions.

      Net cash used in financing activities was $372.9 million during the first nine months of 2001. Net cash provided by financing activities was $1.331 billion during the first nine months of 2000. Net payments of debt were $355.5 million during the first nine months of 2001 compared to net proceeds of debt of $1.343 billion during the first nine months of 2000 primarily due to borrowings due to the purchase of assets from Verizon.

      As of September 30, 2001, CenturyTel's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Company had $500.1 million of undrawn committed bank lines of credit. In addition, in October 2000 the Company implemented a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time. At September 30, 2001, the Company had $39.0 million of debt outstanding under such program.

      In second quarter 2001, the Company completed the sale of 30 PCS
(Personal Communications Service) operating licenses for an aggregate of $195 million to Leap. The Company received approximately $108 million of the purchase price in cash at closing and $48 million in cash in July 2001 under the terms of a promissory note bearing interest at 10% per annum. Subsequent to September 30, 2001, the Company received the remaining $39 million cash owed under the note. In third quarter 2001, the Company sold its remaining shares of its investment in Illuminet common stock for an aggregate of approximately $58.2 million. Proceeds from these sales were used to repay indebtedness.

      In October 2001, the Company entered into definitive asset purchase agreements to purchase from affiliates of Verizon Communications Inc. telephone access lines (which numbered approximately 675,000 at June 30, 2001) and related local exchange assets in Missouri and Alabama for approximately $2.159 billion in cash, subject to adjustments which are not expected to be material in the aggregate. These transactions are anticipated to close in the second half of 2002, subject to regulatory approvals and certain other closing conditions. The Company's financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions. For additional information, see Item 5 of Part II of this Report.

                                  OTHER MATTERS

Accounting for the Effects of Regulation

      The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation, competition or the demand for regulated services or products or the Company's acquisition of new properties could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 would result in a material, noncash charge against earnings which would be reported as an extraordinary item. While the effect of implementing SFAS 101 cannot be precisely estimated at this time, management believes that the noncash, after-tax, extraordinary charge would be between $400 million and $450 million.


Regulatory Issues

      On October 31, 2001, the Wisconsin Public Service Commission ("WPSC") approved a permanent rate increase of $8.3 million annually for the local exchange properties that the Company acquired from Ameritech in December 1998. The WPSC ordered the Company to refund a portion ($1.5 million) of the previously approved interim rates. Such refund will have the effect of a one-time reduction in revenue of approximately $300,000 as the Company was not recording 100% of the interim rates as revenue. Separately, the WPSC ordered the Company to refund $14.7 million related to access charges collected from interexchange carriers on the former Ameritech properties from December 1998 through 2000. The Company is challenging the refund order in Wisconsin State Court. If the appeal is unsuccessful, the Company will have to record a one-time charge of $.03 per share.

      In May 2001, the Federal Communications Commission ("FCC") modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. During this interim period, the Company estimates (based on current operations and considering the increase in the nationwide average cost per loop in July 2001) that such ruling will increase the Company's level of universal service support receipts by approximately $12 million annually compared to previous levels.

      In August 2001, the Company was awarded an interim access rate increase by the WPSC for the former Verizon properties in Wisconsin in an amount of approximately $7.9 million annually. Such rates are subject to refund pending an order establishing permanent rates.

      In August 2001, the Arkansas Public Service Commission approved tariff amendments that limit the number of minutes included for a flat rate in certain unlimited optional calling plans in certain of the acquired Verizon markets. Once fully implemented in January 2002, the Company anticipates that these tariff revisions will reduce the level of its operating expenses by approximately $20 million annually.

      On October 11, 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return local exchange carriers. This order, among other things, (i) increases the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allows limited SLC deaveraging, which will enhance the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowers per minute rates the Company collects for federal access charges; (iv) creates a new explicit universal service support mechanism that will replace other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) terminates the proceeding on the represcription of the authorized rate of return, which will remain at 11.25%. The Company expects the order to be implemented on a revenue neutral basis. Other proposals submitted to the FCC by the Multi-Association Group representing rural carriers were rejected or deferred for additional comment.

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

      As of September 30, 2001, the Company had outstanding an interest rate swap relating to $212.0 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Since the terms of the swap match the terms of the floating rate debt, the Company does not expect fluctuations in the fair value of the swap to be recorded in its statements of income. In addition, the Company has from time to time entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for under the purchase method of accounting; the pooling of interest method is no longer permitted. SFAS 141 is effective for business combinations consummated after June 30, 2001. SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and would be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Systematic amortization of goodwill will cease effective January 1, 2002. The Company's amortization of goodwill for the nine months ended September 30, 2001 totaled approximately $56.1 million. The Company is still in the process of determining the impact, if any, of the transitional goodwill impairment rules of SFAS 142.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 144 requires long-lived assets be measured at the lower of selling amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is still in the process of determining the impact, if any, of the provisions of SFAS 144.

                                CENTURYTEL, INC.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      The majority of the Company's long-term debt obligations are fixed rate. At September 30, 2001, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $101.0 million decrease in fair value of the Company's long-term debt. As of September 30, 2001, the Company owed $339.0 million of debt on a floating-rate basis.

      As of September 30, 2001, the Company had outstanding an interest rate swap relating to $212.0 million of its floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. The swap expires in August 2002. The Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three month intervals through the expiration date.

                           PART II. OTHER INFORMATION

                                CENTURYTEL, INC.


Item 2.    Changes in Securities and Use of Proceeds

           Between July 1 and July 11, 2001, CenturyTel sold at market prices approximately 122 shares of CenturyTel common stock to employees through its Union Group Incentive Plan and approximately six shares of CenturyTel common stock through its Security Systems, Inc. 401(k) Plan. All such shares were privately placed under Section 4(2) of the Securities Act of 1933, as amended. Since July 11, 2001, all sales under both of these plans have been registered under such Act.

Item 5.    Other Information

           On October 22, 2001, the Company entered into definitive agreements to purchase from affiliates of Verizon Communications Inc. ("Verizon") assets comprising all of Verizon's local telephone operations in Missouri and Alabama. In exchange, the Company has agreed to pay approximately $2.159 billion in cash, subject to certain adjustments described below.

           The assets to be purchased will include (i) all telephone access lines (which numbered approximately 369,000 as of June 30, 2001) and related property and equipment comprising Verizon's local exchange operations in 98 exchanges in predominantly rural and suburban markets throughout Missouri, several of which are adjacent to properties currently owned and operated by the Company, (ii) all telephone access lines (which numbered approximately 306,000 as of June 30, 2001) and related property and equipment comprising Verizon's local exchange operations in 90 exchanges in predominantly rural markets throughout Alabama, (iii) Verizon's assets used to provide digital subscriber line
        (DSL) and other high speed data services within the purchased exchanges in both states and (iv) approximately 2,800 route miles of fiber optic cable within the purchased exchanges in both states. The acquired assets will not include Verizon's cellular, PCS, long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company will not assume any liabilities of Verizon other than those associated with contracts, employees, facilities and certain other assets transferred in connection with the purchases. The purchase price will be adjusted to, among other things, (i) reimburse Verizon for certain pre-closing costs and (ii) compensate the Company if Verizon fails to attain certain specified pre-closing capital expenditure targets. The aggregate effect of these adjustments is not expected to be material.

           The Company's purchase of the Missouri properties is subject to the approval of the Missouri Public Service Commission, and the Company's purchase of the Alabama properties is subject to the approval of the Alabama Public Service Commission. Consummation of each transaction is also subject to, among other things, (i) the approval of the Federal Communications Commission, (ii) compliance with the notification and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of various third party consents, including releases from Verizon bondholders terminating liens on the transferred assets, and (iv) various other customary closing conditions. Neither purchase is conditioned upon the completion of the other purchase. Under each definitive agreement, the Company has agreed to pay Verizon 10% of the transaction consideration if the purchase is not consummated under certain specified conditions, including the Company's incapacity to finance the transaction.

           The properties to be acquired are currently subject to price-cap regulation for interstate purposes, and the Company has no plans to change this. Because most of the Company's other telephone properties are subject to rate-of-return regulation, the Company's plans to retain price-cap regulation for the acquired properties will require it to seek a waiver of the FCC's "all or nothing" regulation that generally requires a rate-of-return company acquiring a price-cap company to convert all of its operations to price-cap regulation. Although the FCC has granted similar waivers to other carriers over the past couple of years, no assurances can be provided that the FCC will grant a waiver to the Company. The Company's failure to obtain this waiver would adversely impact the financial benefits that the Company anticipates receiving in connection with its purchases of the Verizon properties.

           Additional information regarding the purchases is set forth in the Company's press release announcing the transactions and the definitive asset purchase agreements entered into on October 22, 2001, all of which are filed as Exhibits to this Report and are incorporated by reference herein.


Item 6.    Exhibits and Reports on Form 8-K

           A.        Exhibits

              2(a) Asset Purchase Agreement, dated as of October 22, 2001, between GTE Midwest Incorporated (d/b/a Verizon Midwest) and CenturyTel of Missouri, LLC

              2(b) Asset Purchase Agreement, dated as of October 22, 2001, between Verizon South, Inc., Contel of the South, Inc. (d/b/a Verizon Mid-States) and CenturyTel of Alabama, LLC

              10(a) Registrant's Employee Stock Ownership Plan, as amended and restated September 17, 2001.

              10(b) Merger Agreement, dated September 18, 2001, between Registrant and Regions Bank of Louisiana, pursuant to which Registrant's Stock Bonus Plan and Paysop was merged into Registrant's Employee Stock Ownership Plan.

              11     Computations of Earnings Per Share

              99 Press Release dated October 22, 2001, announcing the Company's pending acquisition of approximately 675,000 telephone access lines from affiliates of Verizon Communications Inc. (incorporated by reference from the Company's Current Report on Form 8-K filed on October 25,
                     2001)


           B.        Reports on Form 8-K

              (i)    The following item was reported on Form 8-K filed July
                     27, 2001:

                     Item 5. Other events - News release announcing second quarter results of operations.

              (ii) The following items were reported on Form 8-K filed August 15, 2001:

                     Item 5. Other events - (i) News release issuing statement in response to Alltel unsolicited proposal, dated August 14, 2001 and (ii) News release announcing that CenturyTel is exploring the separation of its wireless operations, dated August 15, 2001.

              (iii) The following items were reported on Form 8-K filed August 17, 2001:

                     Item 5. Other events - (i) News release announcing that the Arkansas Public Service Commission has approved tariff amendments that limit the number of minutes included for a flat rate in the Company's extended area optional calling plans and (ii) correspondence sent by the Chief Executive Officer of Registrant to Scott T. Ford, President and Chief Operating Officer of ALLTEL Corporation, on August 10, 2001.

              (iv) The following items were reported on Form 8-K filed August 21, 2001:

                     Item 5. Other events - On August 17, 2001 CenturyTel, Inc. filed a complaint against ALLTEL Corporation seeking injunction relief and damages for violation of federal and state laws.

                     Item 7. Financial Statements, Pro Forma Financial Information and Exhibits - Complaint filed by CenturyTel on August 17, 2001.

              (v) The following item was reported on Form 8-K filed August 22, 2001:

                     Item 5. Other events - News release announcing that the Public Service Commission of Wisconsin has approved interim access rates for properties acquired from Verizon.

              (vi) The following item was reported on Form 8-K filed August 28, 2001:

                     Item 5. Other events - News release of Registrant responding to a letter dated August 27, 2001, from Mr. Scott T. Ford, President and Chief Operating Officer of ALLTEL Corporation.




                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CenturyTel, Inc.



Date:  November 14, 2001                        /s/ Neil A. Sweasy
                                                ---------------------
                                                Neil A. Sweasy
                                                Vice President and Controller
                                                (Principal Accounting Officer)