Form 10-K
period 2001-12-31
CENTURYTEL INC
filed 2002-03-15
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 28, 2002, the aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $4.7 billion. As of February 28, 2002, there were 141,299,473 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement prepared in connection with the 2002 annual meeting of shareholders are incorporated in Part III of this Report.

                                     PART I

Item 1.       Business

      General. CenturyTel, Inc. ("CenturyTel") is a regional integrated communications company engaged primarily in providing local exchange telephone services and wireless communications services. For the year ended December 31, 2001, local exchange telephone operations and wireless operations provided 71% and 21%, respectively, of the consolidated revenues of CenturyTel and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

      At December 31, 2001, the Company's local exchange telephone subsidiaries operated approximately 1.8 million telephone access lines, primarily in rural, suburban and small urban areas in 21 states, with the largest customer bases located in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana and Colorado. According to published sources, the Company is the eighth largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

      At December 31, 2001, the Company's majority-owned and operated cellular systems (i) served approximately 797,000 customers in 19 Metropolitan Statistical Areas ("MSAs") and 22 Rural Service Areas ("RSAs") in Michigan, Louisiana, Arkansas, Mississippi, Wisconsin and Texas and (ii) had access to approximately 7.8 million cellular pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof). At December 31, 2001, the Company also owned minority equity interests in 10 MSAs and 22 RSAs, representing approximately 2.0 million cellular pops. According to data derived from published sources, the Company is the eighth largest cellular telephone company in the United States based on the Company's 9.8 million aggregate pops. In August 2001, the Company announced that it is exploring the separation of its wireless business from its other operations. For more information, see "Wireless Operations."

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

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. As of December 31, 2001, the Company owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $197 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and operate these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

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

      In June 1999, the Company sold all of the operations of its Brownsville and McAllen, Texas, cellular systems to Western Wireless Corporation for approximately $96 million cash. The Company received a proportionate share of the sale proceeds of approximately $45 million after-tax.

      In May 1999, the Company sold substantially all of its Alaska telephone and wireless operations for approximately $300 million after-tax. In February 2000, the Company sold its interest in Alaska RSA #1 which completed the Company's divestiture of it Alaska operations.

      In the second quarter of 2001, the Company sold to Leap Wireless International, Inc. 30 PCS (Personal Communications Service) operating licenses for an aggregate of $205 million. The Company received approximately $118 million of the purchase price in cash at closing and collected the remainder in installments through the fourth quarter of 2001.

      The Company continually evaluates the possibility of acquiring additional telecommunications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the number and size of communications properties on the market has increased substantially. Although the Company's primary focus will continue to be on acquiring interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired and these acquisitions could have a material impact upon the Company.

      Pending acquisitions. On October 22, 2001, the Company entered into definitive agreements to purchase from affiliates of Verizon assets comprising all of Verizon's local telephone operations in Missouri and Alabama. In exchange, the Company has agreed to pay approximately $2.159 billion in cash, subject to certain adjustments described below.

      The assets to be purchased will include (i) all telephone access lines (which numbered approximately 372,000 as of December 31, 2001) and related property and equipment comprising Verizon's local exchange operations in 98 exchanges in predominantly rural and suburban markets throughout Missouri, several of which are adjacent to properties currently owned and operated by the Company, (ii) all telephone access lines (which numbered approximately 304,000 as of December 31, 2001) and related property and equipment comprising Verizon's local exchange operations in 90 exchanges in predominantly rural markets throughout Alabama, (iii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges in both states and (iv) approximately 2,800 route miles of fiber optic cable within the purchased exchanges in both states. The acquired assets will not include Verizon's cellular, PCS, long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company will not assume any liabilities of Verizon other than those associated with contracts, employees, facilities and certain other assets transferred in connection with the purchases. The purchase price will be adjusted to, among other things, (i) reimburse Verizon for certain pre-closing costs and (ii) compensate the Company if Verizon fails to attain certain specified pre-closing capital expenditure targets. The aggregate effect of these adjustments is not expected to be material.

      The Company's purchase of the Alabama properties has been approved by the Alabama Public Service Commission. The Company's purchase of the Missouri properties is subject to the approval of the Missouri Public Service Commission. Consummation of each transaction is also subject to, among other things, (i) the approval of the Federal Communications Commission, (ii) compliance with the notification and waiting period requirements under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (iii) the receipt of various third party consents, including releases from Verizon bondholders terminating liens on the transferred assets, and (iv) various other customary closing conditions. Neither purchase is conditioned upon the completion of the other purchase. Under each definitive agreement, the Company has agreed to pay Verizon 10% of the transaction consideration if the purchase is not consummated under certain specified conditions, including the Company's incapacity to finance the transaction.

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

      On February 28, 2002, the Company purchased the fiber network and customer base of KMC Telecom's operations in Monroe and Shreveport, Louisiana which will allow the Company to offer broadband services to customers in these markets.

      Other. As of December 31, 2001, the Company had approximately 6,900 employees, approximately 1,280 of whom were members of 17 different bargaining units represented by the International Brotherhood of Electrical Workers, the Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

      CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.

                              TELEPHONE OPERATIONS

      According to published sources, the Company is the eighth largest local exchange telephone company in the United States, based on the approximately 1.8 million access lines it served at December 31, 2001. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominately rural, suburban and small urban markets in 21 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 2001 and 2000.

                            December 31, 2001                             December 31, 2000
----------------------------------------------------------------------------------------------------
                        Number of           Percent of                Number of           Percent of
   State                access lines       access lines               access lines       access lines
-----------------------------------------------------------------------------------------------------

Wisconsin                   498,331  (1)         28%                      498,234  (1)         28%
Arkansas                    271,617              15                       278,155              15
Washington                  189,868              11                       189,341              11
Missouri                    130,651  (2)          7                       129,944  (2)          7
Michigan                    114,643               6                       114,325               6
Louisiana                   104,043               6                       103,091               6
Colorado                     97,571               6                        95,509               5
Ohio                         84,636               5                        85,308               5
Oregon                       78,592               4                        79,663               5
Montana                      65,974               4                        65,966               4
Texas                        51,451               3                        51,387               3
Minnesota                    31,110               2                        30,910               2
Tennessee                    27,660               2                        27,781               2
Mississippi                  23,579               1                        23,435               1
New Mexico                    6,396               -                         6,295               -
Idaho                         6,119               -                         6,197               -
Indiana                       5,490               -                         5,425               -
Wyoming                       5,408               -                         5,108               -
Iowa                          2,072               -                         2,048               -
Arizona                       1,937               -                         1,920               -
Nevada                          495               -                           523               -
----------------------------------------------------------------------------------------------------
                          1,797,643             100%                    1,800,565             100%
====================================================================================================

(1) Approximately 61,990 (as of December 31, 2001) of these lines are owned and operated by CenturyTel's 89%-owned affiliate.
(2) These lines are owned and operated by CenturyTel's 75.7%-owned affiliate.

      As indicated in the following table, the Company has generally experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the July and September 2000 acquisitions of telephone properties from Verizon, the December 1997 acquisition of PTI, the acquisitions of other telephone properties and the expansion of services. A portion of the Company's access line growth was offset by the May 1999 sale of the Company's Alaska telephone operations.

                                               Year ended or as of December 31,
-----------------------------------------------------------------------------------------------
                                   2001         2000         1999         1998         1997
-----------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Access lines                     1,797,643    1,800,565     1,272,867    1,346,567    1,203,650
   % Residential                        76%          76            75           74           74
   % Business                           24%          24            25           26           26
Operating revenues           $   1,505,733    1,253,969     1,126,112    1,077,343      526,428
Capital expenditures         $     351,010      275,523       233,512      223,190      115,854
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

Services

      The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                       2001              2000             1999
-------------------------------------------------------------------------------

Local service                           32.6%             32.6             31.4
Network access                          58.1              58.0             58.1
Other                                    9.3               9.4             10.5
-------------------------------------------------------------------------------
                                       100.0%            100.0            100.0
===============================================================================

      Local service. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Access lines declined 0.2% in 2001. Internal access line growth during 2000 and 1999 was 2.8% and 4.8%, respectively. The decline in internal access line growth during 2001 was substantially due to the slowing growth in the Company's service areas due to general economic conditions and disconnecting service to customers for non-payment.

      The installation of digital switches, high-speed data circuits and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services and to thereby increase utilization of existing access lines. In 2001 the Company continued to expand its list of premium services (such as voice mail) offered in certain service areas and aggressively marketed these services.

      Network access. Network access revenues primarily relate to services provided by the Company to long distance carriers, wireless carriers and other customers in connection with the use of the Company's facilities to originate and terminate interstate and intrastate long distance telephone calls. Certain of the Company's interstate network access revenues are based on tariffed access charges prescribed by the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association ("NECA"), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purposes.

      Certain of the Company's intrastate network access revenues are derived through access charges billed by the Company to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on tariffed access charges, which are subject to state regulatory commission approval. Additionally, certain of the Company's intrastate network access revenues, along with intrastate and intra-LATA (Local Access and Transport Areas) long distance revenues, are derived through revenue sharing arrangements with other LECs.

      The Company is installing fiber optic cable in certain of its high traffic routes and provides alternative routing of telephone service over fiber optic cable networks in several strategic operating areas. At December 31, 2001, the Company's telephone subsidiaries had over 10,900 miles of fiber optic cable in use.

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

Federal Financing Programs

      Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") or the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (which ranged from 5.0% to 6.0% for the RTB's fiscal year ended September 30, 2001), and in some cases makes loans concurrently with RUS loans. Much of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries that have borrowed from government agencies generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial covenants are met.

      For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

      Traditionally, LECs have operated as regulated monopolies. Consequently, most of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, has fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telephone industry. CenturyTel anticipates that these trends towards reduced regulation and increased competition will continue.

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

      In recent years, state legislatures and regulatory commissions in most of the states in which the Company has substantial operations have either reduced the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Louisiana, Arkansas and several other states have implemented laws or rulings which require or permit LECs to opt out of rate of return regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, most of the Company's Wisconsin telephone subsidiaries, with the exception of the properties acquired in mid-2000, have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. Other states have imposed new regulatory models that do not rely on "rate of return" regulation. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

      A portion of the Company's telephone operations in Wisconsin have been regulated under an alternative regulation plan since June 1996. In late 1999 and early 2000, most of the Company's remaining Wisconsin telephone subsidiaries agreed to be subject to alternative regulation plans. The Company's Wisconsin access lines acquired in mid-2000 continue to be regulated under "rate of return" regulation. Each of these alternative regulation plans has a five-year term and permits the Company to adjust local rates within specified parameters if certain quality-of-service and infrastructure-development commitments are met. These plans also include initiatives designed to promote competition. Although the Company believes that these plans will be favorable in the future as additional revenue streams are added and cost efficiencies are obtained, there can be no assurance that current or future alternative regulation plans will not reduce revenue growth in the future.

      Since 1997 all of the Company's LECs operating in Louisiana have been regulated under a Consumer Price Protection Plan (the "Louisiana Plan"). This form of regulation focuses on price and quality of service. Under the Louisiana Plan, the Company's Louisiana LECs' local rates and access rates have remained unchanged since 1997, but may currently be increased within certain parameters. The Company's Louisiana LECs have the option to propose a new plan at any time if the Louisiana Public Service Commission ("LPSC") determines that (i) effective competition exists or (ii) unforeseen events threaten the LEC's ability to provide adequate service or impair its financial health.

      The Company's Arkansas LECs, excluding the recently-acquired Verizon properties, are regulated under an alternative regulation plan adopted in 1997, which initially froze access rates for three years, after which time such rates can be adjusted based on an inflation-based factor. Local service rates can be adjusted without commission approval; however, such rates are subject to commission review if certain petition criteria are met. In addition, since 1995 the Company's Michigan LECs have been subject to a regulatory structure that focuses on price and quality of service as opposed to traditional rate of return regulation, and which relies more on existing federal and state law regarding antitrust consumer protection and fair trade to provide safeguards for competition and consumers.

      Notwithstanding the movement towards deregulation, LECs operating approximately 61% of the Company's total access lines continue to be subject to "rate of return" regulation. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

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

      Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies. All other LECs may elect to be subject to price-cap regulation. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the optional incentive regulatory plan for its incumbent operations (but does propose to operate the access lines that it has agreed to purchase from Verizon under price-cap regulation). Subject to certain exceptions, if the Company were to elect price-cap regulation or the optional incentive regulatory plan for its incumbent operations, either election would have to be applicable to all of the Company's telephone subsidiaries based on current regulations.

      On October 11, 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return local exchange carriers. This order, among other things, (i) increases the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allows limited SLC deaveraging, which will enhance the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowers per minute rates collected for federal access charges; (iv) creates a new explicit universal service support mechanism that will replace other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) terminates the proceeding on the represcription of the authorized rate of return for rate of return LECs, which will remain at 11.25%. The Company expects the order to be implemented on a revenue neutral basis for interstate purposes. Other proposals submitted to the FCC by the Multi-Association Group representing rural carriers were rejected or deferred for additional comment.

      The FCC is seeking comment on a Further Notice of Proposed Rulemaking regarding developing an appropriate federal incentive plan for rate of return LECs. The Company is actively monitoring this proceeding and will provide comments to the FCC on major policy issues.

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

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. The Company estimates (based on current operations, the current nationwide average cost per loop and other factors) that such ruling may increase the Company's level of universal service support receipts by approximately $7 million on an annualized basis compared to previous levels. During 2001 and 2000 the Company's telephone subsidiaries received $168.7 million and $146.4 million, respectively (which included $21.6 million and $8.3 million, respectively, related to the Company's Verizon operations acquired in 2000) from the federal Universal Service Fund, representing 8.0% and 7.9%, respectively, of the Company's consolidated revenues for 2001 and 2000. In addition, the Company's telephone subsidiaries received $31.5 million and $30.7 million in 2001 and 2000, respectively, from intrastate support funds.

      In 1997, the FCC also established new programs to provide discounted telecommunications services annually to schools, libraries and rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and its cellular and long distance operations, are required to contribute to these programs. Prior to May 2001, the Company's LECs recovered their funding contributions in their rates for interstate services. Subsequent to May 2001, in accordance with a 2001 FCC order, such contributions are not recovered through access charges but instead are charged as an explicit item on customer's bills. The Company's contribution by its cellular and long distance operations, which is passed on to its customers, was approximately $5.0 million in 2001 and $3.7 million in 2000.

      Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See "- State Regulation." There can be no assurance that these states will continue to provide for cost recovery at current levels.

      Substantially all of the Company's LECs concur with the common line tariff and certain of the Company's LECs concur with the traffic sensitive tariffs filed by the NECA; such LECs participate in the access revenue sharing arrangements administered by the NECA for interstate services. All of the intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements. See "- Services."

      Certain long distance carriers continue to request that certain of the Company's LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. Although such changes have not materially affected access revenues to date, there is no assurance that these requests or initiatives will not result in decreased access revenues in the future.

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

      As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates primarily the Regional Bell Operating Companies to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network,
(iii) offer resale of its telecommunications services at wholesale rates and
(iv) permit competitors to collocate their physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable.

      Under the 1996 Act's rural telephone company exemption, most of the Company's telephone subsidiaries (except for the access lines most recently acquired from Ameritech in 1998 and Verizon in 2000) are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria. In mid-2000, a federal appellate court overturned portions of the FCC's 1996 interconnection order that sought to place the burden of defending this exemption on rural LECs and ruled that competitors had the burden of proof in removing the rural exemption. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Although portions of the FCC's August 1996 interconnection order have survived judicial challenge, the FCC has not completed its interconnection rulemaking and certain litigation continues in the area of pricing unbundled network elements. Management believes that competition in its telephone service areas has increased and will continue to increase as a result of the 1996 Act and additional FCC interpretations related to interconnection and the portability of universal service support. While competition through use of the Company's network is still limited in most of its markets, the Company will continue to witness competition from a variety of facilities-based service providers, including wireless and cable companies.

      In addition to these changes in federal regulation, all of the 21 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.

      As a result of these regulatory developments, incumbent LECs ("ILECs") increasingly face competition from competitive local exchange carriers ("CLECs"), particularly in high population areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased substantially in recent years, especially in the Company's Verizon markets acquired in 2000, and it is anticipated that similar action may be taken by others in the future.

      In addition to facing direct competition from CLECs, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs' networks. Customers may also use wireless or Internet voice service to bypass ILECs' switching services. In addition, technological and regulatory developments have increased the feasibility of competing services offered by cable television companies, several of whom are pursuing these opportunities. Other potential sources of competition include noncarrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on a few of the ILECs' access lines. The Company anticipates that all these trends will continue and lead to increased competition with the Company's LECs.

      Historically, wireless telephone services have complemented traditional LEC services. However, existing and emerging wireless technologies increasingly compete with LEC services. The Company anticipates this trend will continue, particularly if wireless service rates continue to decline. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. For further information on certain of these developments, see "Wireless Operations - Regulation and Competition."

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

      The Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions in its telephone operations. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to the continued demand for enhanced services and new product offerings. While the Company expects its telephone revenues to continue to grow, its internal telephone revenue growth rate has slowed in recent years and may continue to slow during upcoming periods.

                               WIRELESS OPERATIONS

      At December 31, 2001, the Company had access to approximately 9.8 million cellular pops, of which 65% were applicable to MSAs and 35% were RSA pops. According to data derived from published sources, the Company is the eighth largest cellular telephone company in the United States based on the Company's
9.8 million pops.

Cellular Industry

      The cellular telephone industry has been in existence for over 17 years in the United States. The industry has grown significantly during this period and cellular service is now available in substantially all areas of the United States. According to the Cellular Telecommunications Industry Association, at June 30, 2001 there were estimated to be over 118 million wireless customers across the United States.

      Initially, all radio transmissions of cellular systems were conducted on an analog basis. Technological developments involving the application of digital radio technology offer certain advantages over analog technologies, including expanding the capacity of mobile communications systems, improving voice clarity, permitting the introduction of new services, and making such systems more secure. Digital service is now available in 100% of the Company's MSA markets and approximately 65% of its RSA markets. Approximately 33% of the Company's cellular customers currently subscribe to digital services. As discussed further below, several large wireless carriers have taken initial steps to develop "next generation" technologies capable of providing enhanced digital wireless services. For additional information, see "-Regulation and Competition-Developments Affecting Wireless Competition."

Construction and Maintenance

      The construction and maintenance of cellular systems is capital intensive. Although the Company's MSA and RSA systems have been operational for many years, the Company has continued to add cell sites to increase coverage, provide additional capacity, and improve the quality of these systems. In 2001 the Company completed construction of 72 cell sites in its majority-owned markets. At December 31, 2001, the Company operated 739 cell sites in its majority-owned markets.

      Over the past several years the Company has upgraded most of its wireless systems to be capable of providing digital service under the Time Division Multiple Access ("TDMA") standard, which is one of the four primary digital cellular standards currently used worldwide. The Company intends to continue installing digital voice transmission facilities in other markets in 2002. See "-Regulation and Competition-Developments Affecting Wireless Competition." Capital expenditures related to majority-owned and operated wireless systems totaled approximately $71.2 million in 2001. Such capital expenditures for 2002 are anticipated to be approximately $65 million.

Strategy

      The Company's business development strategy for its wireless operations is to secure operating control of service areas that are geographically clustered. Clustered systems aid the Company's marketing efforts and provide various operating and service advantages. Approximately 47% of the Company's customers are in a single, contiguous cluster of eight MSAs and nine RSAs in Michigan; another 25% are in a cluster of five MSAs and seven RSAs in northern and central Louisiana, southern Arkansas and eastern Texas. See "-The Company's Cellular Interests."

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

      The sales and marketing costs of obtaining new subscribers include advertising and a direct expense applicable to most new subscribers, either in the form of a commission payment to an agent or an incentive payment to a direct sales employee. In addition, the Company discounts the cost of cellular telephone equipment sold to its customers, and periodically runs promotions which waive certain fees or provide some amount of free service to new subscribers. The average cost of acquiring each new customer ($276 in 2001) remains one of the larger expenses in conducting the Company's wireless operations. In recent years, the Company has sought to lower this average cost by focusing more on its direct distribution channels. The Company opened its first retail outlet in 1994, and currently operates 130 such outlets. During 2001, approximately 54% of new cellular customers were added through direct distribution channels, up from 37% during 1996.

      Because most of the Company's cellular markets are located in rural, suburban or small urban areas, the Company believes that many of its customers typically require only local or regional services. The Company lacks the facilities and national brand name necessary to compete effectively for business customers requiring nationwide services, and the Company does not target these customers in its marketing campaigns. See "- Regulation and Competition."

Services, Customers and System Usage

      There are a number of different types of cellular telephones, all of which are currently compatible with cellular systems nationwide. The Company offers a full range of vehicle-mounted, transportable, and portable cellular telephones. The Company typically purchases cellular phones in bulk, and typically resells them at a loss to meet competition or to stimulate sales by reducing the cost of becoming a cellular customer.

      The Company charges its subscribers for access to its systems, for minutes of use and for enhanced services, such as voice mail. A subscriber may purchase certain of these services separately or may purchase rate plans which bundle these services in different ways and are designed to fit different customer requirements. While the Company historically has typically charged its customers separately for custom-calling features, air time in excess of the packaged amount, and toll calls, it currently offers plans which include features such as unlimited toll calls and unlimited nights and weekend calling in certain calling areas. Custom-calling features provided by the Company include call-forwarding, call-waiting, caller ID, three-way calling and no-answer transfer. The Company also offers voice message service in certain markets and short text messaging in markets with digital service.

      Cellular customers come from a wide range of occupations and typically include a large proportion of individuals who work outside of their office. In recent years, the individual consumer market has generated a majority of new customer additions. The Company's average monthly revenue (excluding equipment sales) per customer declined to $46 in 2001 from $49 in 2000 and $53 in 1999. Such average revenue per customer is expected to further decline (i) as competitive pressures (including those causing further reductions in service rates) from current and future wireless communications providers intensify and
(ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates. See "-Regulation and Competition."

      The Company has entered into "roaming agreements" nationwide with operators of other cellular systems that permit each company's respective customers to place or receive calls outside of their home market area. The charge to a non-Company customer for this service has traditionally been at premium rates, and is billed by the Company to the customer's service provider, which then bills the customer. In most instances, based on competitive factors and financial considerations, the Company charges an amount to its customers that is equal to or lower than the amount actually charged by the cellular carrier providing the roaming service. Within the past few years, several large nationwide cellular providers have introduced rate plans that offer roaming coverage (provided through other carriers) at the same rate as service within the customer's home market area. To defray the cost of these plans, these providers have exerted substantial pressure on other cellular providers, including the Company, to reduce their roaming fees. The Company anticipates that competitive factors and industry consolidation will continue to place further pressure on charging premium roaming rates. For additional information on roaming revenue, see "-Strategy."

      Churn rate (the average percentage of cellular customers that terminate service each month) is an industry-wide concern. A significant portion of the churn in the Company's markets is due to the Company disconnecting service to cellular customers for nonpayment of their bills. In addition, the Company faces substantial competition from other wireless providers, including PCS providers. The Company's average monthly churn rate, excluding prepaid customers, in its majority-owned and operated markets was 2.33% in 2001 and 1.95% in 2000. The Company is attempting to lower its churn rate by increasing its proactive customer service efforts and implementing additional customer retention programs.

      Except for 2001, the Company's cellular subsidiaries have traditionally experienced strong subscriber growth in the fourth quarter, primarily due to holiday season sales.

      The following table summarizes, among other things, certain information about the Company's customers and market penetration:

                                                                      Year ended or at December 31,
--------------------------------------------------------------------------------------------------------
                                                                 2001             2000            1999
--------------------------------------------------------------------------------------------------------

Majority-owned and operated MSA and RSA systems (Note 1):
      Cellular systems operated                                      41              41               42
      Cell sites                                                    739             743              711
      Population of systems operated (Note 2)                 8,435,303       8,219,411        8,267,140
      Customers (Note 3):
         At beginning of period                                 751,200         707,486          624,290
         Gross units added internally                           316,353         339,247          240,084
         Disconnects                                            270,213         284,880          146,325
         Net units added internally                              46,140          54,367           93,759
         Effect of property dispositions                              -         (10,653)         (10,563)
         At end of period                                       797,340         751,200          707,486
      Market penetration at end of period (Note 4)                  9.5%            9.1              8.6
      Churn rate (Note 5)                                          2.33%           1.95             2.02

Average monthly revenue per customer
   (excluding equipment sales)                             $         46              49               53
Construction expenditures (in thousands)                   $     71,212          58,468           58,760
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

The Company's Wireless Interests

     Cellular interests. The Company obtained the right to provide cellular service through (i) the FCC's licensing process described below, under which it received interests in wireline licenses, and (ii) its acquisition program, under which it has acquired interests in both wireline and non-wireline licenses. The table below sets forth certain information with respect to the interests in cellular systems that the Company owned as of December 31, 2001:

                                                                    The
                                  2001                           Company's
                               population       Ownership         pops at
                                (Note 1)       percentage        12/31/01
-------------------------------------------------------------------------

Majority-owned and operated MSAs

Pine Bluff, AR                   84,238         100.00%           84,238
Texarkana, AR/TX                144,094          89.00           128,244
Alexandria, LA                  146,435         100.00           146,435
Monroe, LA                      147,664          87.00           128,468
Shreveport, LA                  393,621          87.00           342,450
Battle Creek, MI                195,425          97.00           189,562
Benton Harbor, MI               162,564          97.00           157,687
Grand Rapids, MI                821,985          97.00           797,325
Jackson, MI                     159,831          97.00           155,036
Kalamazoo, MI                   317,578          97.00           308,051
Lansing-E. Lansing, MI          510,828          97.00           495,503
Muskegon, MI                    198,258          97.00           192,310
Saginaw-Bay City-
  Midland, MI                   403,446          91.70           369,960
Biloxi-Gulfport, MS (Note 4)    249,177          96.45           240,334
Jackson, MS (Note 4)            444,847          90.22           401,333
Pascagoula, MS (Note 4)         132,646          89.20           118,324
Appleton-Oshkosh-
  Neenah, WI                    525,133          98.85           519,082
Eau Claire, WI                  149,160          55.50            82,784
LaCrosse, WI                    107,813          95.00           102,422
                             ----------                       ----------
                              5,294,743                        4,959,548
                             ----------                       ----------

Minority-owned MSAs (Note 2)

Little Rock, AR                 589,276          36.00%          212,139
Lafayette, LA                   274,869          49.00           134,686
Detroit, MI                   4,797,951           3.20           153,438
Flint, MI                       508,544           3.20            16,263
Rochester, MN                   125,624           2.81             3,530
Austin, TX                    1,188,290          35.00           415,902
Dallas-Ft. Worth, TX          5,209,993           0.50            26,050
Sherman-Denison, TX             111,766           0.50               559
Madison, WI                     743,317           9.78            72,689
Milwaukee, WI                 2,046,433          17.96           367,601
                            -----------                       ----------
                             15,596,063                        1,402,857
                            -----------                       ----------
   Total MSAs                20,890,806                        6,362,405
                            -----------                       ----------


                                                                    The
                                  2001                          Company's
                               population     Ownership           pops at
                                (Note 1)      percentage         12/31/01
-------------------------------------------------------------------------

Operated RSAs

Arkansas 2                       92,157          82.00            75,569
Arkansas 3                      106,308          82.00            87,173
Arkansas 11                      67,763          89.00            60,309
Arkansas 12                     189,169          80.00           151,335
Louisiana 1                     113,463          87.00            98,713
Louisiana 2                     115,297          87.00           100,308
Louisiana 3 B2                   97,933          87.00            85,202
Louisiana 4                      73,009         100.00            73,009
Michigan 1                      203,027         100.00           203,027
Michigan 2                      115,455         100.00           115,455
Michigan 3                      177,294          48.63            86,217
Michigan 4                      142,573         100.00           142,573
Michigan 5                      171,415          48.63            83,358
Michigan 6                      150,589          98.00           147,577
Michigan 7                      258,248          56.07           144,801
Michigan 8                      106,803          97.00           103,599
Michigan 9                      306,229          43.38           132,842
Mississippi 2  (Note 3)         260,887         100.00           260,887
Mississippi 5  (Note 3)         160,771         100.00           160,771
Mississippi 6  (Note 3)         189,816         100.00           189,816
Mississippi 7  (Note 3)         189,640         100.00           189,640
Texas 7 B6                       57,827          89.00            51,466
Wisconsin 1                     119,161          42.21            50,295
Wisconsin 2                      86,462          99.00            85,597
Wisconsin 6                     121,350          57.14            69,343
Wisconsin 7                     297,526          22.70            67,544
Wisconsin 8                     242,013          84.00           203,291
                             ----------                       ----------
                              4,212,185                        3,219,717
                              ---------                        ---------

                                                                    The
                                  2001                          Company's
                               population     Ownership           pops at
                                (Note 1)      percentage         12/31/01
-------------------------------------------------------------------------

Non-operated RSAs  (Note 2)

Iowa 6                          158,681           2.81             4,459
Iowa 13                          66,055           2.81             1,856
Iowa 14                         105,808           2.81             2,973
Iowa 15                          84,042           2.81             2,362
Iowa 16                         103,444           2.81             2,907
Michigan 10                     139,533          26.00            36,279
Minnesota 7                     174,808           2.81             4,912
Minnesota 8                      67,698           2.81             1,902
Minnesota 9                     133,478           2.81             3,751
Minnesota 10                    241,116           2.81             6,775
Minnesota 11                    213,810           2.81             6,008
Washington 5                     65,020           8.47             5,508
Washington 8                    139,467           7.36            10,259
Wisconsin 3                     144,095          42.86            61,755
Wisconsin 4                     125,177          25.00            31,294
Wisconsin 5                      98,314           2.81             2,763
Wisconsin 10                    131,491          22.50            29,586
                           ------------                       ----------
                              2,192,037                          215,349
                           ------------                       ----------
   Total RSAs                 6,404,222                        3,435,066
                           ------------                       ----------
                             27,295,028                        9,797,471
                           ============                       ==========

Notes:

1.       Based on 2001 independent third-party population estimates.
2.       Markets not operated by the Company.
3. Represents a non-wireline interest. See "Regulation and Competition - Cellular licensing and regulation."

      Competitors. The number of competitors in each of the Company's operated MSA and RSA markets range from one to eight. Such competitors include, but are not limited to, Cingular, AT&T, Verizon, Centennial, Sprint, Nextel, Voicestream and U. S. Cellular.

      Other wireless interests. The Company owned at December 31, 2001 (i) licenses to provide personal communications services ("PCS") representing approximately 3.0 million pops and (ii) 36 local multi-point distribution system ("LMDS") licenses representing approximately 12.6 million pops. The Company intends to use a portion of its LMDS licenses in connection with its new competitive local exchange business described below under "Other Operations." The Company is currently evaluating its options with respect to the remainder of these licenses, some of which will lapse if not used by the Company by certain specified dates.

Operations

      A substantial number of the cellular systems in MSAs operated by the Company are owned by limited partnerships in which the Company is a general partner ("MSA Partnerships"). Most of these partnerships are governed by partnership agreements with similar terms, including, among other things, customary provisions concerning capital contributions, sharing of profits and losses, and dissolution and termination of the partnership. Most of these partnership agreements vest complete operational control of the partnership with the general partner. The general partner typically has the power to manage, supervise and conduct the affairs of the partnership, make all decisions appropriate in connection with the business purposes of the partnership, and incur obligations and execute agreements on behalf of the partnership. The general partner also may make decisions regarding the time and amount of cash contributions and distributions, and the nature, timing and extent of construction, without the consent of the other partners. The Company owns more than 50% of all of the MSA Partnerships that it operates.

      A substantial number of the cellular systems in RSAs operated by the Company are also owned by limited or general partnerships in which the Company is either the general or managing partner (the "RSA Partnerships"). These partnerships are governed by partnership agreements with varying terms and provisions. In many of these partnerships, the noncontrolling partners have the right to vote on major issues such as the annual budget and system design. In a few of these partnerships, the Company's management position is for a limited term (similar to a management contract) and the other partners in the partnership have the right to change managers, with or without cause. The Company owns less than 50% of some of the RSA Partnerships that it operates.

      The partnership agreements for both the MSA Partnerships and RSA Partnerships generally contain provisions granting all partners a right of first refusal in the event a partner desires to transfer a partnership interest. This restriction on transfer can under certain circumstances make these partnership interests more difficult to sell to a third party.

Revenue

      The following table reflects the major revenue categories for the Company's wireless operations as a percentage of wireless operating revenues in 2001, 2000 and 1999. Virtually all of these revenues were derived from cellular operations.


                                         2001              2000            1999
-------------------------------------------------------------------------------

Access fees and toll revenues            76.9%             74.2            72.2
Roaming                                  20.6              22.5            25.2
Equipment sales                           2.5               3.3             2.6
-------------------------------------------------------------------------------
                                        100.0%            100.0           100.0
===============================================================================

      For further information on these revenue categories, see "-Services, Customers and System Usage."

Regulation and Competition

      As discussed below, the FCC and various state public utility commissions regulate, among other things, the licensing, construction, operation, safety, interconnection arrangements, sale and acquisition of cellular telephone systems.

      Competition between providers of wireless communications services in each market is conducted principally on the basis of price, services and enhancements offered, the technical quality and coverage of the system, and the quality and responsiveness of customer service. As discussed below, competition has intensified in recent years in a substantial number of the Company's markets. Under applicable law, the Company is required to permit the reselling of its services. In certain larger markets and in certain market segments, competition from resellers may be significant. There is also substantial competition for sales agents. Certain of the Company's competitors have substantially greater assets and resources than the Company.

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

      In recent years, the FCC has also taken steps to (i) require certain cellular towers and antennas to comply with radio frequency radiation guidelines, (ii) require cellular carriers to work with public safety or law enforcement officials to process 911 calls and conduct electronic surveillance,
(iii) enable cellular subscribers to retain, subject to certain limitations, their existing telephone numbers when they change service providers and (iv) implement portions of the 1996 Act. These initiatives have increased the cost of providing cellular services.

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

      Media and other reports have from time to time suggested that radio frequency emissions from wireless handsets and base stations can cause various health problems, and may interefere with electronic medical devices. These concerns received increased scrutiny following (i) the June 2000 announcement that the U.S. Food and Drug Administration had agreed to oversee a $1 million industry-funded long-term study of handset emissions and had recommended that users of handsets limit the length of their calls pending completion of the study and (ii) the July 2000 adoption of a policy by the leading industry trade group requiring handset manufacturers to disclose emission levels. Although some preliminary research has been undertaken regarding the effects of handset emissions, no clear conclusion has emerged to date. No assurance can be given that future research and studies will not demonstrate a link between the radio frequency emissions of wireless handset and base stations and health problems. If such a link is demonstrated, the Company cannot provide assurances that government authorities will not increase regulation of wireless handsets and base stations or that wireless companies will not be held liable for cost or damages associated with these concerns. Moreover, these concerns could materially reduce demand for wireless services, including those offered by the Company.

      The state of New York and several other local communities nationwide have enacted laws restricting or prohibiting the use of wireless phones while driving motor vehicles, and it is likely that more state and local jurisdictions will adopt similar laws. In addition, some studies have indicated that using wireless phones while driving may impair drivers' attention. Laws prohibiting or restricting the use of wireless phones while driving could reduce subscriber usage. Additionally, concerns over the use of wireless phones while driving could lead to potential litigation against wireless carriers.

      Developments affecting wireless competition. Competition in the wireless communications industry has increased substantially in recent years due to continued and rapid advances in technology, the emergence of several nationwide service providers and legislative and regulatory changes.

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

      Several large wireless carriers have recently taken one or more of the following steps that could impact the Company's competitive position:

o First, several large wireless carriers have merged with other companies or formed marketing alliances or joint ventures in order to enhance their ability to provide nationwide cellular or PCS service under a single brand name. Although the Company believes that many of the customers in its smaller markets require only local or regional services, the Company believes its wireless operations have been negatively impacted by these competitors marketing their nationwide services in the Company's markets.

o Second, several large wireless carriers have taken steps to provide wireless data, short messaging and other enhanced "next generation" digital wireless services. In connection therewith, several large domestic carriers that currently use the TDMA standard have either announced their intention to abandon the TDMA standard or have begun to overlay their TDMA systems with additional network elements permitting packet data transmissions. The Company is evaluating whether the opportunity to derive additional revenues from these enhanced services justify the capital costs necessary to provide these services. If the Company elects to continue to use the TDMA standard or to forego implementation of "next generation" technology or services, there can be no assurance that the Company will be able to receive support from vendors or to compete effectively against companies using different technologies or offering more services.

      Although it is uncertain how competing services and emerging "next generation" technologies will ultimately affect the Company, the Company anticipates that it will continue to face increased competition in its wireless markets.

      In August 2001, the Company announced that it is exploring the separation of its wireless business from its other operations and has been in discussions with a number of parties who have expressed interest in these operations.

                                OTHER OPERATIONS

      The Company provides long distance, Internet access, competitive local exchange services, broadband data, security monitoring, and other communications and business information services in certain local and regional markets. The results of these operations, which accounted for 8.2% and 4.0%, respectively, of the Company's consolidated revenues and operating income during 2001, are reflected for financial reporting purposes in the "Other operations" section.

      Long distance. In 1996 the Company began marketing long distance service in all of its equal access telephone operating areas. At December 31, 2001, the Company provided long distance services to approximately 465,000 customers. Approximately 76% of the Company's long distance revenues are derived from service provided to residential customers. Although the Company owns and operates switches in LaCrosse, Wisconsin, Shreveport, Louisiana and Grand Rapids, Michigan which are utilized to provide long distance services, it anticipates that most of its future long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

      Internet access. The Company began offering traditional Internet access services to its telephone customers in 1995. In late 1999, the Company began offering in select markets digital subscriber line ("DSL") Internet access services, a high-speed premium-priced data service. At December 31, 2001, the Company provided Internet access services to a total of approximately 144,800 customers, 121,500 of which receive traditional dial-up Internet service in select markets in 16 states (which markets represent 87% of the access lines served by the Company's LECs), and 23,300 of which receive retail DSL services in markets that cover approximately 61% of the access lines served by the Company's LECs.

      Competitive local exchange services. In late 2000, the Company began offering competitive local exchange telephone services, coupled with long distance, wireless, Internet access and other Company services, to small to medium-sized businesses in Monroe and Shreveport, Louisiana. In late 2001, the Company began offering similar services in Grand Rapids and Lansing, Michigan. On February 28, 2002, the Company purchased the fiber network and customer base of KMC Telecom's operations in Monroe and Shreveport, Louisiana, which will allow the Company to offer broadband services to customers in these markets.

      Broadband data. In connection with its long-range plans to sell capacity to other carriers in or near certain of its select markets, the Company began providing service in the second quarter of 2001 to customers over a recently constructed 700-mile fiber optic ring connecting several communities in southern and central Michigan.

      Security monitoring. The Company offers 24-hour burglary and fire monitoring services to approximately 7,950 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

      Other. The Company also provides audiotext services; printing, database management and direct mail services; and cable television services. The Company is also in the process of developing an integrated billing and customer care system which will enable the Company to offer customers value packaging and produce a single bill for multiple services such as local telephone, wireless, Internet access and long distance. From time to time the Company also makes investments in other domestic or foreign communications companies.

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

                           FORWARD-LOOKING STATEMENTS

      This report on Form 10-K and other documents filed by the Company under the federal securities laws include, and future oral or written statements or press releases of the Company and its management may include, certain forward-looking statements, including without limitation statements with respect to the Company's anticipated future operating and financial performance (including the impact of pending acquisitions), financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on the Company's financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "hopes," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are inherently speculative and are based upon several assumptions concerning future events, many of which are outside of the Company's control. The Company's forward-looking statements, and the assumptions upon which such statements are based, are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

o the Company's ability to timely consummate its pending acquisitions and effectively manage its growth, including without limitation the Company's ability to (i) obtain financing and regulatory approvals of its pending acquisitions on terms acceptable to the Company, (ii) integrate newly-acquired operations into the Company's operations, (iii) attract and retain technological, managerial and other key personnel to work at the Company's Monroe, Louisiana headquarters or regional offices, (iv) achieve projected economies of scale and cost savings, (v) achieve projected growth and revenue targets developed by management in valuing newly-acquired businesses, (vi) upgrade its billing and other information systems and (vii) otherwise monitor its operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

o the result of the Company's efforts to separate its wireless operations from its other operations.

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

o the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) changes as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, (ii) greater than anticipated interconnection requests or competition in the Company's predominately rural local exchange telephone markets resulting therefrom, (iii) greater than anticipated reductions in revenues received from the Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets, (iv) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements, (v) future judicial or regulatory actions taken in response to the 1996 Act and (vi) future legislation or regulations addressing potential concerns about radio frequency emissions from wireless handsets and base stations, or the potential hazards of using wireless phones while driving motor vehicles.

o the effects of greater than anticipated competition, including (i) competition from competitive local exchange companies or wireless carriers in the Company's local exchange markets and (ii) the inability of the Company's wireless operations to compete against larger nationwide wireless carriers on the basis of price, service coverage area, or product offerings, or due to other factors, including technological obsolescence or the lack of marketing or other resources.

o possible changes in the demand for the Company's products and services, including without limitation (i) lower than anticipated demand for traditional or premium telephone services or for additional access lines per household, (ii) lower than anticipated demand for wireless telephone services, whether caused by changes in economic conditions, technology, competition, health concerns or otherwise, (iii) lower than anticipated demand for the Company's DSL Internet access services, CLEC services or broadband services and (iv) reduced demand for the Company's access or billing and collection services.

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

o the future applicability of SFAS 71 to the Company's telephone subsidiaries.

o     the effects of more general factors, including without limitation:

       + changes in general industry and market conditions and growth rates

       + changes in interest rates or other general national, regional or local economic conditions

       + changes in legislation, regulation or public policy, including changes in federal rural financing programs

       + unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments

       + the continued availability of financing in amounts, and on terms and conditions, necessary to support the Company's operations

       + changes in the Company's relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis

       + changes in the Company's senior debt ratings

       + unfavorable outcomes of regulatory or legal proceedings, including rate proceedings and environmental proceedings

       + losses or unfavorable returns on the Company's investments in other communications companies

       + delays in the construction of the Company's networks

       + changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

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

                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2001 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see notes 2, 5, 6, 12, and 18 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein.

Item 2.       Properties.

      The Company's properties consist principally of (i) telephone lines, central office equipment, and land and buildings related to telephone operations, and (ii) switching and cell site equipment related to cellular telephone operations. As of December 31, 2001 and 2000, the Company's gross property, plant and equipment of approximately $6.3 billion and $5.9 billion, respectively, consisted of the following:

                                                              December 31,
------------------------------------------------------------------------------
                                                         2001             2000
------------------------------------------------------------------------------

Telephone operations
      Cable and wire                                     47.7%            47.7
      Central office                                     29.0             28.0
      General support                                     5.4              5.5
      Information origination/termination                  .7               .9
      Construction in progress                            1.0              2.3
      Other                                                .1               .1
------------------------------------------------------------------------------
                                                         83.9             84.5
------------------------------------------------------------------------------

Wireless operations
      Cell site                                           6.7              6.2
      General support                                     1.7              1.8
      Construction in progress                             .6               .9
------------------------------------------------------------------------------
                                                          9.0              8.9
------------------------------------------------------------------------------

Other                                                     7.1              6.6
------------------------------------------------------------------------------
                                                        100.0%           100.0
==============================================================================

      "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops. "Central office equipment" consists primarily of switching equipment, circuit equipment and related facilities. "General support" consists primarily of land, buildings, tools, furnishings, fixtures, motor vehicles and work equipment."Information origination/termination equipment" consists primarily of premise equipment (private branch exchanges and telephones) for official company use. "Cell sites" consist primarily of radio frequency channel equipment, switching equipment and towers."Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.

      Most of the properties of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company leases most of the offices used in its wireless operations; certain of its cell sites are leased while most are owned by the Company. For further information on the location and type of the Company's properties, see the descriptions of the Company's telephone and wireless operations in Item 1.

Item 3.       Legal Proceedings.

      Following the Company's rejection of an acquisition proposal publicly disclosed by Alltel Corporation ("Alltel") on August 15, 2001, the Company, in CenturyTel, Inc. v. Alltel Corporation, filed August 17, 2001 in the United States District Court for the Western District of Louisiana, brought an action against Alltel, asserting various claims under the federal securities laws and pendent claims under Louisiana law and seeking injunctive and other relief. The Company and its directors have been named defendants in Hannahs v. CenturyTel, Inc., et al., filed August 20, 2001 in the Fourth Judicial District Court, State of Louisiana, which asserts breach of fiduciary duty and related claims and seeks injunctive relief pertaining to the Company's rejection of Alltel's acquisition proposal, as well as unspecified monetary damages. Two other similar shareholder suits have been either voluntarily dismissed or stayed and administratively closed. The Company believes that these shareholder suits are without merit.

     On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Utility Commission ("APUC") in connection with the Company's acquisition of its Arkansas' LECs from Verizon in July 2000, and remanded the case back to the APUC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. The Company intends to move for a rehearing of the Court's decision, and is currently evaluating the legal and financial implications of the Court's decision.

      From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. Currently, there are no material legal proceedings of this nature.

Item 4.       Submission of Matters to a Vote of Security Holders.

      Not applicable.

                      Executive Officers of the Registrant

      Information concerning the Company's Executive Officers, set forth at Item 10 in Part III hereof, is incorporated in Part I of this Report by reference.

                                     PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters.

      CenturyTel's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sale prices, along with the quarterly dividends, for each of the quarters indicated:

                                       Sale prices
                                  ----------------------        Dividend per
                                  High               Low        common share
                                  ----               ---        ------------
2001:
     First quarter            $  39.88            25.45             .0500
     Second quarter           $  30.42            26.90             .0500
     Third quarter            $  36.50            28.30             .0500
     Fourth quarter           $  35.79            30.25             .0500


2000:
     First quarter            $  47.31            32.31             .0475
     Second quarter           $  40.38            24.44             .0475
     Third quarter            $  32.38            25.25             .0475
     Fourth quarter           $  38.50            26.81             .0475


      Common stock dividends during 2001 and 2000 were paid each quarter. As of February 28, 2002, there were approximately 5,300 stockholders of record of CenturyTel's common stock.


Item 6.       Selected Financial Data.

      The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2001:

Selected Income Statement Data

                                                                Year ended December 31,
                                        ------------------------------------------------------------------
                                               2001         2000         1999         1998         1997
                                        ------------------------------------------------------------------
                                      (Dollars, except per share amounts, and shares expressed in thousands)
Operating revenues
      Telephone                        $   1,505,733    1,253,969    1,126,112     1,077,343       526,428
      Wireless                               437,965      443,569      422,269       407,827       307,742
      Other                                  173,771      148,388      128,288        91,915        67,351
                                        ------------------------------------------------------------------
Total operating revenues               $   2,117,469    1,845,926    1,676,669     1,577,085       901,521
                                        ==================================================================

Operating income
      Telephone                        $     423,420      376,290      351,559       334,604       177,782
      Wireless                               112,401      117,865      133,930       129,124        87,772
      Other                                   22,098       31,258       22,580        16,083         2,216
                                        ------------------------------------------------------------------
Total operating income                 $     557,919      525,413      508,069       479,811       267,770
                                        ==================================================================

Nonrecurring gains and
   losses (pre-tax)                    $     199,971       20,593       62,808        49,859       169,640
                                        ==================================================================

Net income                             $     343,031      231,474      239,769       228,757       255,978
                                        ==================================================================

Basic earnings per share               $        2.43         1.65         1.72          1.67          1.89
                                        ==================================================================

Diluted earnings per share             $        2.41         1.63         1.70          1.64          1.87
                                        ==================================================================

Dividends per common share             $        .200         .190         .180          .173          .164
                                        ==================================================================

Average basic shares outstanding             140,743      140,069      138,848       137,010       134,984
                                        ==================================================================

Average diluted shares
   outstanding                               142,307      141,864      141,432       140,105       137,412
                                        ==================================================================


Selected Balance Sheet Data

                                                                    December 31,
                                     ------------------------------------------------------------------------
                                          2001           2000           1999           1998            1997
                                     ------------------------------------------------------------------------
                                                               (Dollars in thousands)

Net property, plant and
   equipment                        $   2,999,563     2,959,293      2,256,458       2,351,453      2,258,563
Excess cost of net assets
   acquired, net                    $   2,471,484     2,509,033      1,644,884       1,956,701      1,767,352
Total assets                        $   6,318,684     6,393,290      4,705,407       4,935,455      4,709,401
Long-term debt                      $   2,087,500     3,050,292      2,078,311       2,558,000      2,609,541
Stockholders' equity                $   2,337,380     2,032,079      1,847,992       1,531,482      1,300,272
                                     ------------------------------------------------------------------------

      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 2001:

                                                               Year ended December 31,
                                      -----------------------------------------------------------------------
                                          2001           2000           1999           1998            1997
                                      -----------------------------------------------------------------------

Telephone access lines                  1,797,643     1,800,565      1,272,867       1,346,567      1,203,650
Wireless units in service in
   majority-owned markets                 797,340       751,200        707,486         624,290        569,983
Long distance customers                   465,872       363,307        303,722         226,730        171,962
                                      -----------------------------------------------------------------------

      See Items 1 and 2 in Part I, Item 7 in Part II and notes 1, 2 and 6 of Notes to Consolidated Financial Statements set forth in Item 8 elsewhere herein for additional information.

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

      During the three years ended December 31, 2001, the Company has acquired and sold various other operations, the impact of which has not been material to the financial position or results of operations of the Company.

      The net income of the Company for 2001 was $343.0 million, compared to $231.5 million during 2000 and $239.8 million during 1999. Diluted earnings per share for 2001 were $2.41 compared to $1.63 in 2000 and $1.70 in 1999.

Year ended December 31,                                  2001              2000            1999
-------------------------------------------------------------------------------------------------
                                                            (Dollars, except per share amounts,
                                                                 and shares in thousands)
Operating income
     Telephone                                      $   423,420          376,290          351,559
     Wireless                                           112,401          117,865          133,930
     Other                                               22,098           31,258           22,580
-------------------------------------------------------------------------------------------------
                                                        557,919          525,413          508,069
Nonrecurring gains and losses, net                      199,971           20,593           62,808
Interest expense                                       (225,523)        (183,302)        (150,557)
Income from unconsolidated cellular entities             27,460           26,986           27,675
Minority interest                                       (11,812)         (10,201)         (27,913)
Other income and expense                                  5,041            6,696            9,190
Income tax expense                                     (210,025)        (154,711)        (189,503)
-------------------------------------------------------------------------------------------------
Net income                                          $   343,031          231,474          239,769
=================================================================================================
Basic earnings per share                            $      2.43             1.65             1.72
=================================================================================================
Diluted earnings per share                          $      2.41             1.63             1.70
=================================================================================================
Average basic shares outstanding                        140,743          140,069          138,848
=================================================================================================
Average diluted shares outstanding                      142,307          141,864          141,432
=================================================================================================

      During the three years ended December 31, 2001, the Company has recorded certain nonrecurring items. Net income (and diluted earnings per share) excluding nonrecurring items for 2001, 2000 and 1999 was $225.7 million ($1.59), $228.8 million ($1.61), and $238.3 million ($1.69), respectively. The following reconciliation table shows how the amounts of various line items reported under generally accepted accounting principles were impacted by these nonrecurring items.


Year ended December 31,                                          2001              2000            1999
---------------------------------------------------------------------------------------------------------
                                                                       (Dollars, except per share
                                                                         amounts, in thousands)

Operating income, as reported                               $   557,919          525,413          508,069
Less: Nonrecurring operating expenses (1)                        (2,000)            (504)          (2,749)
---------------------------------------------------------------------------------------------------------
Operating income, excluding nonrecurring items              $   559,919          525,917          510,818
=========================================================================================================

Nonrecurring gains and losses, net, as reported             $   199,971           20,593           62,808
Less nonrecurring items:
      Gain on sale of assets                                    243,656           20,593           62,808
      Write down of non-operating assets                        (43,685)               -                -
---------------------------------------------------------------------------------------------------------
Nonrecurring gains and losses, net, excluding
   nonrecurring items                                       $         -                -                -
=========================================================================================================

Income from unconsolidated cellular entities, as reported   $    27,460           26,986           27,675
Less nonrecurring items:
      Proportionate share of nonrecurring charges
        recorded by entities in which the Company
        owns a minority interest                                (10,054)          (5,330)          (6,860)
      Company's share of gain on sale of assets                   2,164                -                -
---------------------------------------------------------------------------------------------------------
Income from unconsolidated cellular entities,
   excluding nonrecurring items                             $    35,350           32,316           34,535
=========================================================================================================

Minority interest, as reported                              $   (11,812)         (10,201)         (27,913)
Less:  Minority interest effect of gain on sale of assets           (13)               -          (14,926)
---------------------------------------------------------------------------------------------------------
Minority interest, excluding nonrecurring items             $   (11,799)         (10,201)         (12,987)
=========================================================================================================

Other income and expense, as reported                       $     5,041            6,696            9,190
Less nonrecurring items:
      Costs associated with unsolicited takeover proposal        (6,000)               -                -
      Settlement of interest rate hedge contracts                     -           (7,947)               -
---------------------------------------------------------------------------------------------------------
Other income and expense, excluding nonrecurring items      $    11,041           14,643            9,190
=========================================================================================================

Income tax expense, as reported                             $  (210,025)        (154,711)        (189,503)
Less:  Tax effect of nonrecurring items                         (66,698)          (4,166)         (36,821)
---------------------------------------------------------------------------------------------------------
Income tax expense, excluding nonrecurring items            $  (143,327)        (150,545)        (152,682)
=========================================================================================================

Net income, as reported                                     $   343,031          231,474          239,769
Less:  Effect of nonrecurring items                             117,370            2,646            1,452
---------------------------------------------------------------------------------------------------------
Net income, excluding nonrecurring items                    $   225,661          228,828          238,317
=========================================================================================================

Basic earnings per share, as reported                       $      2.43             1.65             1.72
Less:  Effect of nonrecurring items                                 .83              .02              .01
---------------------------------------------------------------------------------------------------------
Basic earnings per share, excluding nonrecurring items      $      1.60             1.63             1.71
=========================================================================================================

Diluted earnings per share, as reported                     $      2.41             1.63             1.70
Less:  Effect of nonrecurring items                                 .82              .02              .01
---------------------------------------------------------------------------------------------------------
Diluted earnings per share, excluding nonrecurring items    $      1.59             1.61             1.69
=========================================================================================================

(1) Nonrecurring operating expenses for 2001 relate to expenses incurred as the result of an ice storm.


      For additional information concerning the nonrecurring items described in the above table, see "Nonrecurring Gains and Losses, Net", "Income from Unconsolidated Cellular Entities", "Minority Interest", and "Other Income and Expense".

      Contributions to operating revenues and operating income by the Company's telephone, wireless and other operations for each of the years in the three-year period ended December 31, 2001 were as follows:


Year ended December 31,                     2001         2000           1999
----------------------------------------------------------------------------
Operating revenues
     Telephone operations                   71.1%        67.9           67.2
     Wireless operations                    20.7%        24.0           25.2
     Other operations                        8.2%         8.1            7.6
Operating income
     Telephone operations                   75.9%        71.6           69.2
     Wireless operations                    20.1%        22.4           26.4
     Other operations                        4.0%         6.0            4.4
----------------------------------------------------------------------------

      In August 2001, the Company announced that it is exploring the potential separation of its wireless business from its other operations.

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, successfully financing and timely consummating pending acquisitions, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the results of the Company's effort to separate its wireless operations; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in interest rates, in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of December 31, 2001, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio, and Oregon. The operating revenues, expenses and income of the Company's telephone operations for 2001, 2000 and 1999 are summarized below.


Year ended December 31,                             2001            2000           1999
----------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
      Local service                          $    491,529         408,538        353,534
      Network access                              874,458         727,797        654,003
      Other                                       139,746         117,634        118,575
----------------------------------------------------------------------------------------
                                                1,505,733       1,253,969      1,126,112
----------------------------------------------------------------------------------------

Operating expenses
      Plant operations                            380,466         290,062        251,704
      Customer operations                         117,080         105,950         88,552
      Corporate and other                         186,483         163,761        160,631
      Depreciation and amortization               398,284         317,906        273,666
----------------------------------------------------------------------------------------
                                                1,082,313         877,679        774,553
----------------------------------------------------------------------------------------
Operating income                             $    423,420         376,290        351,559
========================================================================================

      Local service revenues. Local service revenues are derived from the monthly provision of local exchange telephone services in the Company's service areas. Of the $83.0 million (20.3%) increase in local service revenues in 2001, $73.7 million was due to the acquisition of the Verizon properties in 2000. The remaining $9.3 million increase was due to a $6.9 million increase due to increased rates in certain jurisdictions and an increase in the average number of customer access lines in incumbent markets and a $3.9 million increase due to the increased provision of custom calling features. Of the $55.0 million (15.6%) increase in local service revenues in 2000, $46.5 million was due to the acquisition of the Verizon properties, which was partially offset by a $14.4 million decrease attributable to the sale of the Company's Alaska-based operations in the second quarter of 1999. The remaining $22.9 million increase was due to a $16.4 million increase in the average number of customer access lines in incumbent markets and a $5.4 million increase due to the increased provision of custom calling features. Access lines declined 0.2% during 2001. Internal access line growth during 2000 and 1999 was 2.8% and 4.8%, respectively. The decline in internal access line growth during 2001 is substantially due to the slowing growth in the Company's service areas due to general economic conditions and disconnecting customers for nonpayment.

      Network access revenues. Network access revenues are primarily derived from charges to long distance companies and other customers for access to the Company's local exchange carrier ("LEC") networks in connection with the completion of interstate or intrastate long distance telephone calls. Certain of the Company's interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. Intrastate network access revenues are based on tariffed access charges filed with state regulatory agencies or are derived under revenue sharing arrangements with other LECs.

      Network access revenues increased $146.7 million (20.2%) in 2001 and $73.8 million (11.3%) in 2000 due to the following factors:

                                                               2001             2000
                                                              increase         increase
                                                             (decrease)       (decrease)
---------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Acquisitions of Verizon properties in
   third quarter 2000                                      $   139,866           75,938
Increased recovery from the federal
   Universal Service Fund ("USF")                                8,507           15,753
Disposition of Alaska properties                                     -          (23,348)
Partial recovery of increased operating
   costs through revenue sharing arrangements
   with other telephone companies, increased
   minutes of use, increased recovery from
   state support funds and return on rate base                  13,204            3,637
Revision of prior year revenue settlement agreements           (16,876)           4,228
Other, net                                                       1,960           (2,414)
---------------------------------------------------------------------------------------
                                                           $   146,661           73,794
=======================================================================================

      Other revenues. Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories. Other revenues increased $22.1 million in 2001, primarily due to a $20.5 million increase attributable to revenues contributed by the Verizon properties. The remainder of the increase in 2001 was due primarily to a $7.0 million increase in revenues from CPE services (primarily due to an increase in rates) which was partially offset by a $5.0 million decrease in billing and collection revenues. Other revenues decreased $941,000 in 2000, primarily due to a $6.3 million decrease due to the sale of the Alaska properties and a $5.4 million decrease from the provision of CPE services, which benefited in 1999 from sales to customers readying their equipment for the Year 2000. Such decreases were substantially offset by a $10.8 million increase attributable to revenues contributed by the Verizon properties.

      Operating expenses. Plant operations expenses during 2001 and 2000 increased $90.4 million (31.2%) and $38.4 million (15.2%), respectively. Of the $90.4 million increase in 2001, $87.3 million was attributable to the properties acquired from Verizon. The remaining $3.1 million increase was primarily due to a $6.1 million increase in salaries and benefits, a $2.7 million increase in network operations expenses and a $2.6 million increase in digital subscriber line ("DSL") expenses. Such increases were substantially offset by a $9.9 million decrease in engineering expenses. Of the $38.4 million increase in 2000, $44.8 million was attributable to the properties acquired from Verizon, which was partially offset by a $13.0 million decrease due to the sale of the Alaska properties. The remaining $6.6 million increase was primarily due to a $4.7 million increase in salaries and benefits and a $2.4 million increase in network operations and engineering expenses.

      Customer operations, corporate and other expenses increased $33.9 million (12.6%) in 2001 and $20.5 million (8.2%) in 2000. Of the $33.9 million increase in 2001, $42.5 million related to the Verizon properties. The remaining $8.6 million decrease in 2001 was primarily due to a $4.3 million decrease in the provision for doubtful accounts and a $3.1 million decrease in operating taxes. Of the $20.5 million increase in 2000, $34.0 million related to the Verizon properties, which was partially offset by an $11.4 million decrease due to the sale of the Alaska properties in 1999. The remaining $2.1 million decrease in 2000 was primarily due to a $5.6 million decrease in contract labor expenses primarily associated with nonrecurring costs incurred in 1999 attributable to readying the Company's system to be Year 2000 compliant and an $8.2 million decrease in operating taxes. Such decreases were partially offset by a $7.7 million increase in the provision for doubtful accounts and a $2.4 million increase in information technology expenses.

      Depreciation and amortization increased $80.4 million (25.3%) and $44.2 million (16.2%) in 2001 and 2000, respectively. Of the $80.4 million increase in 2001, $65.2 million was attributable to the properties acquired from Verizon (which included $14.7 million of amortization of goodwill) and the remainder was primarily due to higher levels of plant in service. Of the $44.2 million increase in 2000, $44.6 million was attributable to the properties acquired from Verizon (which included $8.5 million of amortization of goodwill) and $11.8 million was primarily due to higher levels of plant in service. Such increases were partially offset by a $10.6 million reduction resulting from the sale of the Company's Alaska properties. Exclusive of acquisitions, depreciation expense included nonrecurring additional depreciation charges approved by regulators in certain jurisdictions which aggregated $4.1 million in 2000. The composite depreciation rate for the Company's regulated telephone properties, including the additional depreciation charges, was 6.8% for 2001, 7.2% for 2000 and 7.0% for 1999.

      Other.   For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see Regulation and Competition.

Wireless Operations and Income from Unconsolidated Cellular Entities

Year ended December 31,                                    2001           2000          1999
----------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Operating income - wireless operations               $   112,401        117,865        133,930
Minority interest - wireless operations,
   exclusive of the effect of asset sales in 1999        (11,510)       (11,598)       (12,911)
Income from unconsolidated cellular entities              27,460         26,986         27,675
----------------------------------------------------------------------------------------------
                                                     $   128,351        133,253        148,694
==============================================================================================

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

Wireless Operations

      All of the Company's wireless operations are located in Michigan, Louisiana, Wisconsin, Mississippi, Texas and Arkansas. The operating revenues, expenses and income of the Company's wireless operations for 2001, 2000 and 1999 are summarized below.

Year ended December 31,                                              2001           2000           1999
---------------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Operating revenues
     Service                                                   $   336,850        328,956         305,006
     Roaming                                                        90,192         99,791         106,486
     Equipment sales                                                10,923         14,822          10,777
---------------------------------------------------------------------------------------------------------
                                                                   437,965        443,569         422,269
---------------------------------------------------------------------------------------------------------
Operating expenses
     Cost of equipment sold                                         23,453         30,064          21,408
     System operations                                              75,628         69,641          56,866
     General, administrative and customer service                   85,467         78,087          79,569
     Sales and marketing                                            74,670         82,673          61,903
     Depreciation and amortization                                  66,346         65,239          68,593
---------------------------------------------------------------------------------------------------------
                                                                   325,564        325,704         288,339
---------------------------------------------------------------------------------------------------------
Operating income                                               $   112,401        117,865         133,930
=========================================================================================================

      Operating revenues. Service revenues include monthly service fees for providing access and airtime to customers and toll revenue. Roaming revenues include service fees for providing airtime to other carriers' customers roaming through the Company's service areas.

      The $7.9 million increase in service revenues in 2001 was due primarily to an increase in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. The $9.6 million decrease in roaming revenues in 2001 was due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a downward trend in rates that the Company anticipates will continue in the near future. Of the $24.0 million increase in service revenues in 2000, $31.6 million was due to growth in the number of customers and increased minutes of use per customer, both of which were partially offset by reduced rates. Such increase was partially offset by an $8.0 million decrease due to the sale of the Texas and Alaska cellular properties. Of the $6.7 million decrease in roaming revenues in 2000, $3.2 million was due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use). The remainder of the decrease in roaming revenues in 2000 was due to the sale of the Texas and Alaska cellular properties in mid-1999.

      The following table illustrates the growth in the Company's wireless customer base in its majority-owned markets:

Year ended December 31,                           2001           2000           1999
--------------------------------------------------------------------------------------
Customers at beginning of period                751,200        707,486         624,290
Gross units added internally                    316,353        339,247         240,084
Disconnects                                     270,213        284,880         146,325
Net units added internally                       46,140         54,367          93,759
Effect of property dispositions                       -        (10,653)        (10,563)
Customers at end of period                      797,340        751,200         707,486
Average monthly churn rate
  (excluding prepaid customers)                   2.33%          1.95%           2.02%
--------------------------------------------------------------------------------------

      The average monthly revenue (excluding equipment sales) per customer declined to $46 during 2001 from $49 in 2000 and $53 in 1999 primarily due to reductions in service rates charged to the Company's customers and reductions in roaming rates charged to other cellular operators. The average monthly revenue per customer is expected to further decline (i) as competitive pressures (including those causing further reductions in service rates) from current and future wireless communications providers intensify and (ii) as the Company continues to receive pressure from other cellular operators to reduce roaming rates. The Company is responding to such competitive pressures by, among other things, modifying certain of its price plans and implementing certain other plans and promotions, some of which are likely to result in lower average revenue per customer.

      During 2001 the Company added approximately 47,700 net contract customers while the prepaid customer base declined by 1,560 customers. The Company will continue to focus on adding contract customers while decreasing its focus on prepaid plans for future customer growth. At December 31, 2001, over 90% of the Company's wireless customers were contract customers.

      Operating expenses. Cost of equipment sold decreased $6.6 million (22.0%) in 2001 primarily due to a decrease in the number of phones sold and a decrease in the average cost per unit. Cost of equipment sold increased $8.7 million (40.4%) in 2000 primarily due to an increase in the number of phones sold and an increase in average cost per unit primarily due to a higher percentage of digital phones sold.

      System operations expenses increased $6.0 million (8.6%) in 2001 primarily due to a $6.5 million increase in network costs and cell site expenses associated with operating a greater number of cell sites and a $3.3 million increase in the net amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas. Such increases were partially offset by a $2.2 million decrease in toll costs. System operations expenses increased $12.8 million (22.5%) in 2000 primarily due to a $5.9 million increase associated with operating a greater number of cell sites and a $4.5 million increase in the net amounts paid to other carriers for service provided to the Company's customers who roam in the other carriers' service areas.

      Exclusive of cell sites in its PCS markets, the Company operated 739 cell sites at December 31, 2001 in entities in which it had a majority interest, compared to 667 at December 31, 2000 and 639 at December 31, 1999.

      General, administrative and customer service expenses increased $7.4 million (9.5%) in 2001, of which $3.7 million was due to an increase in customer service and retention costs and $2.0 million was attributable to an increase in the provision for doubtful accounts. General, administrative and customer service expenses decreased $1.5 million (1.9%) in 2000, of which $3.3 million was attributable to a decrease in operating taxes and $1.5 million was due to the sale of the Alaska and Texas properties. Such decreases were partially offset by a $2.2 million increase in the provision for doubtful accounts.

      Sales and marketing expenses decreased $8.0 million (9.7%) in 2001 due primarily to a $2.8 million decrease in advertising and sales promotion expenses; a $2.1 million decrease in sales commissions paid to agents due to a decrease in the number of units sold; and a $1.1 million decrease in costs associated with operating a fewer number of retail locations. Sales and marketing expenses increased $20.8 million (33.6%) in 2000 due primarily to an $8.6 million increase in advertising and sales promotion expenses; a $5.2 million increase in sales commissions paid to agents due to an increase in the number of units sold; and a $4.2 million increase in costs incurred in selling products and services in retail locations primarily due to an increase in the number of retail locations.

      Depreciation and amortization increased $1.1 million in 2001 primarily due to a higher level of plant in service. Depreciation and amortization decreased $3.4 million (4.9%) in 2000, primarily due to the sale of the Alaska and Texas properties.

      Other. For additional information regarding certain matters that have impacted or may impact the Company's wireless operations, see Regulation and Competition.

Other Operations

      Other operations includes the results of operations of subsidiaries of the Company which are not included in the telephone or wireless segments including, but not limited to, the Company's non-regulated long distance operations, Internet operations, call center operations (which ceased operations in the third quarter of 2000), competitive local exchange carrier ("CLEC") operations, fiber network business and security monitoring operations. The operating revenues, expenses and income of the Company's other operations for 2001, 2000 and 1999 are summarized below.


Year ended December 31,                               2001           2000            1999
------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Operating revenues
     Long distance                              $   117,363        104,435          83,087
     Internet                                        39,057         23,491          16,818
     Other                                           17,351         20,462          28,383
------------------------------------------------------------------------------------------
                                                    173,771        148,388         128,288
------------------------------------------------------------------------------------------
Operating expenses
     Cost of sales and operating expenses           142,919        112,219          99,151
     Depreciation and amortization                    8,754          4,911           6,557
------------------------------------------------------------------------------------------
                                                    151,673        117,130         105,708
------------------------------------------------------------------------------------------
Operating income                                $    22,098         31,258          22,580
==========================================================================================

      Long distance revenues increased $12.9 million (12.4%) and $21.3 million (25.7%) in 2001 and 2000, respectively, due primarily to the growth in the number of customers and increased minutes of use, primarily due to penetration of the Verizon markets acquired in 2000. The number of long distance customers as of December 31, 2001, 2000, and 1999 was 465,870, 363,300, and 303,700,
respectively. Internet revenues increased $15.6 million (66.3%) in 2001 primarily due to a $12.6 million increase due to growth in the number of customers (including growth in the Company's DSL product offering) and a $1.8 million increase due to Internet operations acquired in mid-2000. Internet revenues increased $6.7 million (39.7%) in 2000 primarily due to a $6.9 million increase due to growth in the number of customers and a $1.4 million increase due to Internet operations acquired in late 1999 and mid-2000. Such increases were partially offset by a $2.3 million decrease due to the sale of the Company's Alaska Internet operations in mid-1999. Other revenues declined $3.1 million and $7.9 million in 2001 and 2000, respectively, primarily due to the planned phase-out of the Company's third party call center operations during 2000.

      Cost of sales and operating expenses increased $30.7 million (27.4%) in 2001 primarily due to (i) a $23.5 million increase in expenses related to the provision of Internet access primarily due to the expansion of the Company's DSL product offering, (ii) an increase of $9.3 million in expenses of the Company's long distance operations primarily due to an increase in the number of customers and an increase in marketing expenses, and (iii) an $8.3 million increase due to the expansion of the Company's CLEC business. Such increases were partially offset by a $6.5 million reduction in expenses due to the winding down of the Company's third party call center operations during 2000.

      Cost of sales and operating expenses during 2000 increased $13.1 million (13.2%) primarily due to an increase of $12.3 million in expenses of the Company's long distance operations primarily due to increased minutes of use due to an increase in the number of customers which was partially offset by reduced rates; a $9.8 million increase in expenses associated with expanding the Company's Internet operations and a $3.4 million increase in expenses primarily due to start-up costs of the Company's CLEC business. Such increases were partially offset by a $9.0 million reduction in expenses due to winding down the Company's third party call center operations during 2000 and a $2.4 million decrease due to the 1999 sale of the Company's Alaska Internet operations.

      Depreciation and amortization increased $3.8 million in 2001 primarily due to increased depreciation expense in the Company's Internet and fiber network businesses. Depreciation and amortization decreased $1.6 million in 2000 primarily due to the write down of assets of the call center operations to estimated net realizable value in 1999.

      The Company incurred combined operating losses in 2001 of $16.5 million in its CLEC and fiber network businesses and expects to incur a combined operating loss ranging from $15 to $20 million in 2002 related to these operations.

      Certain of the Company's service subsidiaries provide managerial, operational, technical, accounting and administrative services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $22.0 million, $17.1 million and $14.0 million in 2001, 2000 and 1999, respectively. For additional information applicable to SFAS 71, see Regulation and Competition -- Other Matters and Note 14 of Notes to Consolidated Financial Statements.

NONRECURRING GAINS AND LOSSES, NET

      In 2001, the Company's aggregate favorable nonrecurring gains and losses were $200.0 million. The Company recorded a pre-tax gain of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap Wireless International, Inc. ("Leap"). In conjunction with the sale of licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write-down in the value of certain non-operating assets. Also during 2001, the Company recorded a pre-tax gain on the sale of its remaining shares of Illuminet Holdings, Inc. ("Illuminet") common stock aggregating $54.6 million ($35.5 million after-tax; $.25 per diluted share) and a pre-tax gain of $4.0 million ($2.6 million after-tax; $.02 per diluted share) on the sale of certain other assets.

      Additionally in 2001, the Company recorded pre-tax charges of $25.5 million ($16.6 million after-tax; $.12 per diluted share) due to the write-down in the value of certain non-operating investments in which the Company owns a minority interest.

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

      Certain other nonrecurring items for the three year period ended December 31, 2001 are reflected in other line items of the Company's consolidated financial statements. See Income from Unconsolidated Cellular Entities, Minority Interest and Other Income and Expense.

INTEREST EXPENSE

      Interest expense increased $42.2 million in 2001 compared to 2000 primarily due to an increase in interest expense related to outstanding indebtedness incurred to acquire the Verizon operations.

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

INCOME FROM UNCONSOLIDATED CELLULAR ENTITIES

      Earnings from unconsolidated cellular entities, net of the amortization of associated goodwill, increased $474,000 (1.8%) in 2001 and decreased $689,000 (2.5%) in 2000. The $474,000 increase in 2001 was primarily due to (i) the Company's proportionate share ($5.3 million) of non-cash charges recorded in the first quarter of 2000 by two cellular entities in which the Company owns a minority interest, (ii) a $2.2 million favorable adjustment related to the gain on the sale of PCS licenses to Leap by a cellular entity in which the Company owns a minority interest, and (iii) a $3.1 million increase due to increased earnings of certain cellular entities in which the Company owns a minority interest. Such increases were offset by a $10.1 million unfavorable non-cash, nonrecurring charge that was recorded in 2001 by a cellular entity in which the Company owns a minority interest.

      The $689,000 decrease in 2000 was primarily due to (i) the Company's proportionate share ($5.3 million) of non-cash, nonrecurring charges that were recorded in 2000 by cellular entities in which the Company owns a minority interest and (ii) a $2.3 million decrease due to decreased earnings of certain cellular entities in which the Company owns a minority interest. Such decreases were offset by a $6.9 million non-cash charge recorded in 1999 by cellular entities in which the Company owns a minority interest.

MINORITY INTEREST

      Minority interest is the expense recorded by the Company to reflect the minority interest owners' share of the earnings of the Company's majority-owned subsidiaries. Minority interest increased $1.6 million in 2001 compared to 2000 due primarily to increased profitability of certain of the Company's majority-owned and operated entities.

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

OTHER INCOME AND EXPENSE

      Other income and expense decreased $1.7 million in 2001 compared to 2000 primarily due to $6.0 million of costs incurred in 2001 associated with responding to an unsolicited takeover proposal and to other expense increases. These 2001 expense increases were partially offset by a favorable comparison to expenses in 2000, when the Company recorded a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with financing the Verizon acquisitions.

      Other income and expense decreased $2.5 million in 2000 compared to 1999 primarily due to the $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with financing the Verizon acquisitions. Such decrease was partially offset by a $4.1 million increase in interest income.

INCOME TAX EXPENSE

      The Company's effective income tax rate was 38.0%, 40.1% and 44.1% in 2001, 2000 and 1999, respectively. Exclusive of the effect of income tax expense on asset sales, the effective income tax rate was 39.0%, 39.9% and 39.0% in 2001, 2000 and 1999, respectively.

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

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. As of December 31, 2001, the Company owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

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

      To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A. and borrowed $300 million on a floating-rate basis under its 1997 credit facility with Bank of America, N.A.

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

      In October 2001, the Company entered into definitive agreements to purchase from affiliates of Verizon assets comprising all of Verizon's operations in Missouri and Alabama for $2.159 billion cash. For additional information related to these acquisitions, see Liquidity and Capital Resources - Financing Activities.

CRITICAL ACCOUNTING POLICIES

      Revenue recognition. Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Under such sharing arrangements, which are typically administered by quasi-governmental agencies, participating telephone companies contribute toll revenue or access charges within state jurisdictions and access charges in the interstate market. These revenues are pooled by the administrative agencies and used to reimburse exchange carriers for their costs. Typically, participating companies have 24 months to update or correct data previously submitted. As a result, revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates. Historically, revisions of previous revenue estimates as a percentage of consolidated revenues have not been material.

      Accounting for the Effects of Regulation. The Company's regulated telephone operations are subject to the provisions of SFAS 71. Property, plant and equipment of the Company's regulated telephone operations has been depreciated using the straight line method over lives approved by regulators; such lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, in accordance with SFAS 71, retirements of regulated telephone property have been charged to accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. These policies have resulted in accumulated depreciation being significantly less than if the Company's telephone operations had not been regulated.

      Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by non-regulated enterprises, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for non-regulated enterprises. Deferred tax liabilities and deferred investment tax credits will be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

      The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations by, among other things, assessing the extent of its interstate and intrastate operations that are subject to various forms of alternative regulation instead of traditional rate of return regulation. It is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required may result in a material, noncash charge against earnings which would be reported as an extraordinary item. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

      The properties to be acquired from Verizon in 2002 are not expected to be accounted for under the provisions of SFAS 71.

      Long-lived assets. Through December 31, 2001, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," ("SFAS 121") the carrying value of long-lived assets, including property, plant and equipment and allocated goodwill, was reviewed for impairment at least annually, or whenever events or changes in circumstances indicated that such carrying value was not recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets or the acquired business. Effective January 1, 2002, the Company will be required to test for impairment under two new accounting standards, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

      SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill will be tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit will be based on valuation models using techniques such as multiples of earnings. If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. The Company is in the process of determining the impact, if any, of the transitional goodwill impairment rules of SFAS 142.

      Under SFAS 144, the carrying value of long-lived assets other than goodwill is reviewed for impairment by assessing the recoverability of the carrying value through estimated undiscounted net cash flows expected to be generated by the assets. If the undiscounted net cash flows are less than the carrying value, an impairment loss would be measured as the excess of the carrying value of a long-lived asset over its fair value.

      For additional information on the Company's critical accounting policies, see Accounting Pronouncements and Regulation and Competition - Other Matters, and the footnotes to the Company's consolidated financial statements.

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

      As of December 31, 2001, the Company had outstanding an interest rate swap relating to $199.1 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under SFAS 133, the Company does not expect fluctuations in the fair value of the swap to be recorded in its statements of income. In addition, the Company has from time to time entered into interest rate hedge contracts in anticipation of certain debt issuances to manage interest rate exposure. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 requires all business combinations consummated after June 30, 2001 to be accounted for under the purchase method of accounting; the pooling of interests method is no longer permitted. SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and would be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Effective January 1, 2002, systematic amortization of goodwill is no longer required. The Company's amortization of goodwill for the year ended December 31, 2001 totaled approximately $69.2 million. The application of the transitional goodwill impairment rules of SFAS 142 is not expected to have a material effect on the results of operations of the Company.

      In October 2001, the Financial Accounting Standards Board issued SFAS 144, which replaces SFAS 121, and supersedes the accounting and reporting provisions related to discontinued operations under Accounting Principles Board Opinion No.
30. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 is not expected to have a material effect on the results of operations of the Company.

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

MARKET RISK

      Approximately 90% of the Company's long-term debt obligations are fixed rate. At December 31, 2001, the fair value of the Company's long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of the Company's long-term debt of 6.7% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $96.4 million decrease in fair value of the Company's long-term debt. As of December 31, 2001, the Company owed $353.0 million of debt on a floating-rate basis.

      As of December 31, 2001, the Company had outstanding an interest rate swap relating to $191.1 million of its floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under this swap, which expires in August 2002, the Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three-month intervals through the expiration date.

OTHER

      The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $139.5 million at December 31, 2001. Such costs are expected to aggregate approximately $200 million upon completion (which is expected to occur in early 2003) and are expected to be amortized over a twenty-year period.

                         LIQUIDITY AND CAPITAL RESOURCES

      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Operating activities. Net cash provided by operating activities was $665.4 million, $562.5 million and $408.7 million in 2001, 2000 and 1999, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the telephone operations, wireless operations and other operations of the Company, see Results of Operations.

      Investing activities. Net cash provided by (used in) investing activities was $(275.7) million, $(1.914) billion and $69.8 million in 2001, 2000 and 1999, respectively. Cash used for acquisitions was $47.1 million in 2001, $1.541 billion in 2000 (substantially all of which relates to the Verizon acquisitions) and $21.0 million in 1999. Proceeds from the sales of assets were $166.2 million in 2001 compared to $29.5 million in 2000 and $484.5 million in 1999. Capital expenditures for 2001 were $351.0 million for telephone operations, $71.2 million for wireless operations and $84.5 million for other operations. Capital expenditures during 2000 and 1999 were $449.5 million and $390.0 million, respectively. In connection with the sale of PCS licenses to Leap in 2001, the Company received an $86.5 million promissory note, all of which was subsequently collected during 2001.

      Financing activities. Net cash provided by (used in) financing activities was $(395.4) million in 2001, $1.314 billion in 2000 and $(427.6) million in 1999. Net payments of debt in 2001 were $375.6 million, which reflects utilization of cash received from asset sales. Net proceeds from the issuance of debt was $1.340 billion during 2000 primarily due to an increase in borrowings due to the purchase of assets from Verizon. Net payments of debt were $422.9 million in 1999.

      On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon in four separate transactions for approximately $1.5 billion in cash. See Acquisitions and Note 2 of Notes to Consolidated Financial Statements for additional information. To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., and borrowed $300 million on a floating-rate basis under its 1997 credit facility with Bank of America, N.A.

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

      In second quarter 2001, the Company completed the sale of 30 PCS (Personal Communications Service) operating licenses for an aggregate of $195 million to Leap. The Company received approximately $108 million of the purchase price in cash at closing and the remainder was collected in installments through the fourth quarter of 2001 under the terms of a promissory note. In third quarter 2001, the Company sold its remaining shares of its investment in Illuminet common stock for an aggregate of approximately $58.2 million. Proceeds from these sales were used to repay indebtedness.

      On October 22, 2001, the Company entered into definitive agreements to purchase from affiliates of Verizon assets comprising all of Verizon's local telephone operations in Missouri and Alabama. In exchange, the Company has agreed to pay approximately $2.159 billion in cash, subject to certain adjustments which are not expected to be material. Under each definitive agreement, the Company has agreed to pay Verizon 10% of the transaction consideration if the purchase is not consummated under certain specified conditions, including the Company's incapacity to finance the transaction. The acquisitions are subject to the receipt of various state and federal regulatory approvals and other closing conditions. The Company's financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions.

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

      For additional information on these pending Verizon acquisitions, see Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

      Other. Budgeted capital expenditures for 2002 total $315 million for telephone operations, $65 million for wireless operations and $45 million for other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the installation of fiber optic cable and the upgrading of its plant and equipment, including its digital switches, to provide enhanced services, particularly in its newly acquired markets. Capital expenditures in the wireless operations are expected to continue to focus on constructing additional cell sites (which will provide additional capacity and expanded areas where cellular phones may be used) and providing digital service.

      The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the amount and size of communications properties available to be purchased by the Company has increased substantially. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.6 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under CenturyTel's acquisition shelf registration statement.

      The following table contains certain information concerning the Company's material contractual obligations as of December 31, 2001.

                                                        Payments due by period
----------------------------------------------------------------------------------------------------------
Total contractual                            Less than                                           After
   obligations              Total             1 year          1-3 years          4-5 years      5 years
----------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Long-term debt,
   including current
   maturities             $3,043,334          955,834           141,546          360,399         1,585,555

Verizon purchase
   price obligation       $2,159,000        2,159,000                 -                -                 -
----------------------------------------------------------------------------------------------------------

      As of December 31, 2001, the Company has an aggregate of $499.1 million of debt outstanding under a credit facility and a note that expires or becomes due in August 2002 and has an additional $400 million in bonds that must be mandatorily redeemed by the Company in October 2002 if the remarketing dealer for these bonds does not purchase and remarket the bonds in accordance with a remarketing agreement. The Company intends to refinance such debt on a long-term basis.

      As of December 31, 2001, the Company had available $470.1 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank. In addition, in October 2000 the Company implemented a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time. As of December 31, 2001, the Company had outstanding $23.0 million under such program. The Company also has access to debt and equity capital markets, including its shelf registration statements.

      Moody's Investors Service ("Moody's") rates CenturyTel's long-term debt rating Baa2 (with a stable outlook) and Standard & Poor's ("S&P") rates CenturyTel's long-term debt BBB+ (with a negative outlook). The Company's commercial paper program is rated P2 by Moody's and A2 by S&P.

      The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

                                                2001        2000          1999
------------------------------------------------------------------------------
Debt to total capitalization                    57.0%       63.1          53.7
Ratio of earnings to fixed charges
  and preferred stock dividends                 3.40        3.07          3.75
Ratio of earnings, excluding nonrecurring
  items, to fixed charges and
  preferred stock dividends                     2.57        3.01          3.45
------------------------------------------------------------------------------

                           REGULATION AND COMPETITION

      The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes. These changes may have a significant impact on the future financial performance of all communications companies.

      Events affecting the communications industry. In 1996, the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act provides certain exemptions for rural LECs such as those operated by the Company. Under the FCC's August 1996 order implementing most of the 1996 Act's interconnection provisions, rural LECs have the burden of proving the availability of these exemptions.

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

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. The Company estimates (based on current operations, the current nationwide average cost per loop and other factors) that such ruling will increase the Company's level of universal service support receipts by approximately $7 million on an annualized basis compared to previous levels. During 2001 the Company's revenues from the federal universal service fund totaled approximately $168.7 million (which includes $21.6 million from the Verizon properties acquired in 2000). During 2000, such revenues totaled $146.4 million (which includes $8.3 million from the Verizon properties.)

      On October 11, 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return local exchange carriers, which includes all of the Company's local exchange carriers. This order, among other things, (i) increases the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allows limited SLC deaveraging, which is expected to enhance the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowers per minute rates collected for federal access charges, which might increase competition with CenturyTel's long distance operations to the extent other carriers seek to take advantage of this change; (iv) creates a new explicit universal service support mechanism that will replace other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) terminates the FCC's proceeding on the represcription of the authorized rate of return for rate of return LECs, which will remain at 11.25%. The Company expects the order to be implemented on a revenue neutral basis for interstate purposes, although there can be no assurance to this effect. Other proposals submitted to the FCC by the Multi-Association Group representing rural carriers were rejected or deferred for additional comment.

      Recent events affecting the Company. During the last few years, several states in which the Company has substantial operations took legislative or regulatory steps to further introduce competition into the LEC business. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased in recent years, especially in the newly-acquired Verizon markets, and it is anticipated that similar action may be taken by others in the future.

      State alternative regulation plans recently adopted by certain of the Company's LECs have also affected revenue growth recently. Although the Company believes that these plans may be favorable in the future as additional revenue streams are added and cost efficiencies are obtained, there can be no assurance that current or future alternative regulation plans will not reduce future revenue growth.

      Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. There is no assurance that these requests will not result in reduced intrastate access revenues in the future. In addition, the Company continues to receive pressure from other cellular operators to reduce roaming rates in the Company's cellular markets. In response, the Company anticipates that it will continue to enter into agreements that will reduce its roaming rates from current levels. The Company further anticipates that the adverse impact of reduced roaming rates may be partially offset by increased roaming traffic.

      In August 2001, the Company was awarded an interim access rate increase by the WPSC for the former Verizon properties in Wisconsin in an amount of approximately $7.9 million annually. Such rates are subject to refund pending an order establishing permanent rates.

      On October 31, 2001, the WPSC approved a permanent rate increase of $8.3 million annually for the local exchange properties that the Company acquired from Ameritech in December 1998. The WPSC ordered the Company to refund a portion ($1.5 million) of the previously approved interim rates. Such refund had the effect of a one-time reduction in revenue of approximately $300,000 as the Company was not recognizing 100% of the interim rates as revenue. Separately, the WPSC ordered the Company to refund $14.7 million related to access charges collected from interexchange carriers on the former Ameritech properties from December 1998 through 2000. Such ruling was upheld upon appeal in Wisconsin State Court. The Company is currently appealing this ruling to the State of Wisconsin Court of Appeals. If this appeal is unsuccessful, the Company will have to record a one-time charge of $.03 per share.

     In August 2001, the Arkansas Public Utility Commission ("APUC") approved tariff amendments that limit the number of minutes included for a flat rate in certain optional calling plans in certain of the acquired Verizon markets. Once fully implemented in January 2002, the Company anticipates that these tariff revisions will reduce the level of its operating expenses by approximately $20 million annually.

     On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the APUC in connection with the Company's acquisition of its Arkansas' LECs from Verizon in July 2000, and remanded the case back to the APUC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. The Company intends to move for a rehearing of the Court's decision, and is currently evaluating the legal and financial implications of the Court's decision.

      Competition to provide traditional telephone services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located. Although the Company does not believe that the increased competition it has thus far experienced is likely to materially affect it in the near term, the Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions. While the Company expects its telephone revenues to continue to grow, its internal telephone revenue growth rate has started to slow in recent years and may continue to slow during upcoming periods.

      The Company's wireless operations are subject to increased competition from large wireless carriers offering nationwide calling plans. The Company does not offer a nationwide calling plan at this time and may be hindered in its ability to compete for customers seeking these plans. Additionally, several wireless carriers have taken initial steps to abandon the TDMA standard used by the Company and to provide enhanced "next generation" wireless services utilizing different technologies. If the Company elects to continue to use the TDMA standard or to forego implementation of enhanced wireless services, there can be no assurance that the Company will be able to receive support from vendors or to compete effectively against competitors using different technologies or offering more services. For these and other reasons, in August 2001, the Company announced that it is exploring the potential separation of its wireless business from its other operations.

     Other matters. The Company's regulated telephone operations are subject to the provisions of SFAS 71, under which the Company is required to account for the economic effects of the rate-making process, including the recognition of depreciation of plant and equipment over lives approved by regulators. The ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required may result in a material, extraordinary, noncash charge against earnings. The properties to be acquired from Verizon in 2002 are not expected to be accounted for under the provisions of SFAS 71. See Note 14 of Notes to Consolidated Financial Statements for additional information.

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2001 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk

      Approximately 90% of the Company's long-term debt obligations are fixed rate. At December 31, 2001, the fair value of the Company's long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of the Company's long-term debt of 6.7% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. For purposes hereof, market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (which represents ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $96.4 million decrease in fair value of the Company's long-term debt. As of December 31, 2001, the Company owed $353.0 million of debt on a floating-rate basis.

      As of December 31, 2001, the Company had outstanding an interest rate swap relating to $191.1 million of its floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under this swap, which expires in August 2002, the Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the three-month London InterBank Offered Rate, with settlement and rate reset dates at three-month intervals through the expiration date.

Item 8.       Financial Statements and Supplementary Data

                              Report of Management
The Shareholders
CenturyTel, Inc.:

      Management has prepared and is responsible for the Company's consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts determined using our best judgments and estimates with consideration given to materiality.

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

      The Company's consolidated financial statements have been audited by KPMG LLP, independent certified public accountants, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company's internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP

Shreveport, Louisiana
January 30, 2002

                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                                         Year ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                   2001           2000           1999
-------------------------------------------------------------------------------------------------------
                                                                   (Dollars, except per share amounts,
                                                                        and shares in thousands)
OPERATING REVENUES
     Telephone                                             $   1,505,733      1,253,969       1,126,112
     Wireless                                                    437,965        443,569         422,269
     Other                                                       173,771        148,388         128,288
-------------------------------------------------------------------------------------------------------
          Total operating revenues                             2,117,469      1,845,926       1,676,669
-------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Cost of sales and operating expenses                      1,086,166        932,457         819,784
     Depreciation and amortization                               473,384        388,056         348,816
-------------------------------------------------------------------------------------------------------
          Total operating expenses                             1,559,550      1,320,513       1,168,600
-------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                 557,919        525,413         508,069
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Nonrecurring gains and losses, net                          199,971         20,593          62,808
     Interest expense                                           (225,523)      (183,302)       (150,557)
     Income from unconsolidated cellular entities                 27,460         26,986          27,675
     Minority interest                                           (11,812)       (10,201)        (27,913)
     Other income and expense                                      5,041          6,696           9,190
-------------------------------------------------------------------------------------------------------
          Total other income (expense)                            (4,863)      (139,228)        (78,797)
-------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                                 553,056        386,185         429,272
     Income tax expense                                          210,025        154,711         189,503
-------------------------------------------------------------------------------------------------------

NET INCOME                                                 $     343,031        231,474         239,769
=======================================================================================================
BASIC EARNINGS PER SHARE                                   $        2.43           1.65            1.72
=======================================================================================================
DILUTED EARNINGS PER SHARE                                 $        2.41           1.63            1.70
=======================================================================================================
DIVIDENDS PER COMMON SHARE                                 $         .20            .19             .18
=======================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                                 140,743        140,069         138,848
=======================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                               142,307        141,864         141,432
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                         Year ended December 31,
-------------------------------------------------------------------------------------------------------
                                                                   2001           2000           1999
-------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

NET INCOME                                                     $ 343,031        231,474         239,769
-------------------------------------------------------------------------------------------------------

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized holding gains (losses) arising during period,
    net of $5,385, ($20,941) and $38,473 taxes                     9,999        (38,891)         71,449
   Less: reclassification adjustment for gains included
    in net income, net of $19,100 and $7,702 taxes               (35,470)             -         (14,304)
-------------------------------------------------------------------------------------------------------
   Other comprehensive income, net of ($13,715),
    ($20,941) and $30,771 taxes                                  (25,471)       (38,891)         57,145
-------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                           $ 317,560        192,583         296,914
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           Consolidated Balance Sheets

                                                                                      December 31,
---------------------------------------------------------------------------------------------------------
                                                                                2001               2000
---------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                          $      13,362              19,039
     Accounts receivable
         Customers, less allowance of $16,359 and $12,857                     147,259             182,454
         Other                                                                106,835             124,711
     Materials and supplies, at average cost                                   20,239              38,532
     Other                                                                     12,578              11,768
---------------------------------------------------------------------------------------------------------
         Total current assets                                                 300,273             376,504
---------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                           2,999,563           2,959,293
---------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
     Excess cost of net assets acquired, less accumulated
      amortization of $288,760 and $219,809                                 2,471,484           2,509,033
     Other                                                                    547,364             548,460
---------------------------------------------------------------------------------------------------------
         Total investments and other assets                                 3,018,848           3,057,493
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $   6,318,684           6,393,290
=========================================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                               $     955,834             149,962
     Short-term debt                                                           53,000             276,000
     Accounts payable                                                          87,439             127,287
     Accrued expenses and other current liabilities
         Salaries and benefits                                                 47,129              33,859
         Taxes                                                                 42,711              40,023
         Interest                                                              49,358              52,011
         Other                                                                 18,771              23,349
     Advance billings and customer deposits                                    39,714              40,879
---------------------------------------------------------------------------------------------------------
         Total current liabilities                                          1,293,956             743,370
---------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                              2,087,500           3,050,292
---------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                        599,848             567,549
---------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 141,232,806 and 140,667,251 shares               141,233             140,667
     Paid-in capital                                                          524,668             509,840
     Unrealized holding gain on investments, net of taxes                           -              25,471
     Retained earnings                                                      1,666,004           1,351,626
     Unearned ESOP shares                                                      (2,500)             (3,500)
     Preferred stock - non-redeemable                                           7,975               7,975
---------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                         2,337,380           2,032,079
---------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                            $   6,318,684           6,393,290
=========================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                       2001           2000           1999
----------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

OPERATING ACTIVITIES
     Net income                                                 $    343,031         231,474       239,769
     Adjustments to reconcile net income to net
       cash provided by operating activities
        Depreciation and amortization                                473,384         388,056       348,816
        Income from unconsolidated cellular entities                 (27,460)        (26,986)      (27,675)
        Minority interest                                             11,812          10,201        27,913
        Deferred income taxes                                         56,645          41,820       (17,139)
        Nonrecurring gains and losses, net                          (199,971)        (20,593)      (62,808)
        Changes in current assets and current liabilities
           Accounts receivable                                        53,071         (82,252)      (15,181)
           Accounts payable                                          (39,848)         48,653       (11,469)
           Accrued taxes                                               2,688            (967)      (59,571)
           Other current assets and other current
            liabilities, net                                          20,916           3,605        (1,354)
        Increase in noncurrent assets                                (65,698)        (46,026)      (30,375)
        Increase (decrease) in other noncurrent liabilities            6,656           4,087        (5,311)
        Other, net                                                    30,136          11,394        23,087
----------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                 665,362         562,466       408,702
----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
     Acquisitions, net of cash acquired                              (47,131)     (1,540,856)      (20,972)
     Payments for property, plant and equipment                     (506,727)       (449,537)     (389,980)
     Proceeds from sale of assets                                    166,245          29,495       484,467
     Collection of note receivable                                    86,502               -             -
     Distributions from unconsolidated cellular entities              30,856          35,842        22,219
     Contribution from minority investor                                   -          20,000             -
     Purchase of life insurance investment, net                       (1,086)         (5,753)       (2,545)
     Other, net                                                       (4,325)         (3,267)      (23,416)
----------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities      (275,666)     (1,914,076)       69,773
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
     Proceeds from issuance of debt                                    3,896       2,715,852        15,533
     Payments of debt                                               (379,516)     (1,375,895)     (438,399)
     Payment of deferred hedge contracts                                   -          (4,345)            -
     Proceeds from issuance of common stock                            7,351           7,996        19,182
     Payment of debt issuance costs                                        -          (4,274)            -
     Cash dividends                                                  (28,653)        (26,815)      (25,413)
     Other, net                                                        1,549           1,490         1,520
----------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities      (395,373)      1,314,009      (427,577)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  (5,677)        (37,601)       50,898
Cash and cash equivalents at beginning of year                        19,039          56,640         5,742
----------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $     13,362          19,039        56,640
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                              Year ended December 31,
----------------------------------------------------------------------------------------------------------
                                                                          2001         2000          1999
----------------------------------------------------------------------------------------------------------
                                                                         (Dollars and shares in thousands)
COMMON STOCK
     Balance at beginning of year                                   $    140,667      139,946      138,083
     Conversion of convertible securities into common stock                  254          254          330
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                             312          467        1,533
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     141,233      140,667      139,946
----------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
     Balance at beginning of year                                        509,840      493,432      451,535
     Conversion of convertible securities into common stock                3,046        3,046        3,101
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                           7,039        7,529       17,649
     Amortization of unearned compensation and other                       4,743        5,833       21,147
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     524,668      509,840      493,432
----------------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
     Balance at beginning of year                                         25,471       64,362        7,217
     Change in unrealized holding gain on investments,
       net of taxes                                                      (25,471)     (38,891)      57,145
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                           -       25,471       64,362
----------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
     Balance at beginning of year                                      1,351,626    1,146,967      932,611
     Net income                                                          343,031      231,474      239,769
     Cash dividends declared
         Common stock - $.20, $.19 and $.18 per share                    (28,254)     (26,416)     (25,010)
         Preferred stock                                                    (399)        (399)        (403)
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                   1,666,004    1,351,626    1,146,967
----------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
     Balance at beginning of year                                         (3,500)      (4,690)      (6,070)
     Release of ESOP shares                                                1,000        1,190        1,380
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                      (2,500)      (3,500)      (4,690)
----------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
     Balance at beginning of year                                          7,975        7,975        8,106
     Conversion of preferred stock into common stock                           -            -         (131)
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                       7,975        7,975        7,975
----------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                          $  2,337,380    2,032,079    1,847,992

COMMON SHARES OUTSTANDING
     Balance at beginning of year                                        140,667      139,946      138,083
     Conversion of convertible securities into common stock                  254          254          330
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                             312          467        1,533
----------------------------------------------------------------------------------------------------------
              Balance at end of year                                     141,233      140,667      139,946
==========================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

Long-lived assets - Through December 31, 2001, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121"), the carrying value of long-lived assets, including property, plant and equipment and allocated goodwill, was reviewed for impairment at least annually, or whenever events or changes in circumstances indicated that such carrying value was not recoverable, by assessing the recoverability of such carrying value through estimated undiscounted future net cash flows expected to be generated by the assets or the acquired business. Through December 31, 2001, substantially all of the Company's goodwill was being amortized over 40 years. In accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002, goodwill will no longer be subject to amortization but instead will be tested for impairment at least annually. Effective January 1, 2002, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets, excluding goodwill. SFAS 144 retains the fundamental recognition and measurement provisions of SFAS 121.

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

Derivative financial instruments - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivative instruments be recognized as either assets or liabilities at fair value on the balance sheet. The Company had no derivative instruments outstanding at January 1, 2001 and thus no transition adjustment was recorded upon adoption of SFAS 133. As of December 31, 2001, the Company had outstanding an interest rate swap relating to $191.1 million of its floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. The swap expires in August 2002. The Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the three-month London InterBank Offered Rate, with settlement and rate reset dates at three-month intervals through the expiration date. The Company does not utilize derivative financial instruments for trading or other speculative purposes.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.

Stock compensation - The Company accounts for employee stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 2001 presentation.

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

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. As of December 31, 2001, the Company owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related local exchange assets comprising 42 exchanges throughout Wisconsin for approximately $197 million in cash.

o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related local exchange assets comprising 35 exchanges throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and operate these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

       To finance these acquisitions on a short-term basis, the Company borrowed $1.157 billion on a floating-rate basis under its $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., and borrowed $300 million on a floating-rate basis under its 1997 credit facility with Bank of America, N.A.

       On October 19, 2000, the Company issued $500 million of 8.375% Senior Notes, Series H, due 2010, and $400 million of 7.75% Remarketable Senior Notes, Series I, due 2012 (with a remarketing date of October 15, 2002). The net proceeds of approximately $908 million (excluding the Company's payments of approximately $12.3 million associated with related interest rate hedging) were used to repay a portion of the $1.457 billion of aggregate indebtedness the Company incurred under its credit facilities in connection with the Verizon acquisitions.

       The following pro forma information represents the consolidated results of operations of the Company as if the above-described Verizon acquisitions had been consummated as of January 1, 2000 and 1999.

Year ended December 31,                          2000                    1999
------------------------------------------------------------------------------
                                                  (Dollars, except per share
                                                    amounts, in thousands)
                                                          (unaudited)

Operating revenues                         $ 2,054,198               2,015,992
Net income                                 $   210,336                 198,659
Basic earnings per share                   $      1.50                    1.43
Diluted earnings per share                 $      1.48                    1.41
------------------------------------------------------------------------------

       The pro forma information above is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1 of each respective period, nor is it necessarily indicative of subsequent or future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that have resulted or could result from the acquisitions. The actual results of operations of the Verizon properties are included in the Company's consolidated financial statements only from the date of acquisition.

(3)    INVESTMENTS IN UNCONSOLIDATED CELLULAR ENTITIES

       The Company's share of earnings from cellular entities in which it does not own a majority interest (which is included in "Income from unconsolidated cellular entities" in the Company's Consolidated Statements of Income) was $28.6 million, $28.1 million and $28.8 million in 2001, 2000 and 1999, respectively, and is net of amortization of goodwill attributable to such investments which totaled $1.1 million for all three periods. Over 71% of the 2001 income from unconsolidated cellular entities was attributable to the following investments.

                                                              Ownership interest
--------------------------------------------------------------------------------
GTE Mobilnet of Austin Limited Partnership                            35%
Alltel Cellular Associates of Arkansas Limited Partnership            36%
Detroit SMSA Limited Partnership                                       3%
Michigan RSA #9 Limited Partnership                                   43%
Cellular North Michigan Network General Partnership                   49%
Lafayette MSA Limited Partnership                                     49%
Wisconsin RSA #1 Limited Partnership                                  42%
Wisconsin RSA #7 Limited Partnership                                  23%
--------------------------------------------------------------------------------

       Based primarily on data furnished to the Company by third parties, the following summarizes the unaudited combined assets, liabilities and equity, and the unaudited combined results of operations, of the cellular entities in which the Company's investments (as of December 31, 2001 and 2000) were accounted for by the equity method.

December 31,                                                     2001             2000
---------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
                                                                      (unaudited)
Assets
     Current assets                                       $    243,536          305,366
     Property and other noncurrent assets                    1,058,410          996,702
---------------------------------------------------------------------------------------
                                                          $  1,301,946        1,302,068
=======================================================================================

Liabilities and equity
     Current liabilities                                  $     85,860          153,797
     Noncurrent liabilities                                    235,926          138,642
     Equity                                                    980,160        1,009,629
---------------------------------------------------------------------------------------
                                                          $  1,301,946        1,302,068
=======================================================================================


Year ended December 31,                            2001           2000           1999
---------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                                               (unaudited)
Results of operations
     Revenues                              $   1,719,370      1,539,459       1,398,314
     Operating income                      $     439,687        495,971         427,274
     Net income                            $     434,495        481,923         416,740
---------------------------------------------------------------------------------------

(4)    INVESTMENTS AND OTHER ASSETS

       Investments and other assets at December 31, 2001 and 2000 were composed of the following:

December 31,                                                          2001              2000
-----------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Excess cost of net assets acquired, less accumulated
  amortization                                                  $ 2,471,484         2,509,033
Billing system development costs                                    139,503            73,805
Investments in unconsolidated cellular entities                     102,056           117,942
Cash surrender value of life insurance contracts                     99,835            96,065
Marketable equity securities                                              -            42,801
Other                                                               205,970           217,847
-----------------------------------------------------------------------------------------------
                                                                $ 3,018,848         3,057,493
===============================================================================================

       Amortization of goodwill and other intangibles of $74.9 million, $60.1 million and $52.0 million for 2001, 2000 and 1999, respectively, is included in "Depreciation and amortization" in the Company's Consolidated Statements of Income. In accordance with SFAS 142, effective January 1, 2002, goodwill will no longer be subject to amortization but instead will be tested for impairment at least annually.

       The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $139.5 million and $73.8 million at December 31, 2001 and 2000, respectively. Such costs are expected to be amortized over a twenty-year period once the system is fully operational (which is expected to occur in early 2003).

(5)    PROPERTY, PLANT AND EQUIPMENT

       Net property, plant and equipment at December 31, 2001 and 2000 was composed of the following:

December 31,                                                  2001                2000
----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Telephone, at original cost
      Cable and wire                                  $   3,009,720            2,817,797
      Central office                                      1,829,945            1,656,898
      General support                                       340,416              327,766
      Information origination/termination                    42,038               53,344
      Construction in progress                               64,560              136,755
      Other                                                   5,576                7,248
----------------------------------------------------------------------------------------
                                                          5,292,255            4,999,808
      Accumulated depreciation                           (2,839,268)          (2,552,648)
----------------------------------------------------------------------------------------
                                                          2,452,987            2,447,160
----------------------------------------------------------------------------------------

Wireless, at cost
      Cell site                                             420,943              366,855
      General support                                       108,670              105,951
      Construction in progress                               38,881               49,799
      Other                                                     341                   79
----------------------------------------------------------------------------------------
                                                            568,835              522,684
      Accumulated depreciation                             (305,414)            (261,401)
----------------------------------------------------------------------------------------
                                                            263,421              261,283
----------------------------------------------------------------------------------------

Other, at cost
      General support                                       309,500              272,286
      Fiber network                                          72,410               60,649
      Other                                                  65,010               59,089
----------------------------------------------------------------------------------------
                                                            446,920              392,024
      Accumulated depreciation                             (163,765)            (141,174)
----------------------------------------------------------------------------------------
                                                            283,155              250,850
----------------------------------------------------------------------------------------

Net property, plant and equipment                     $   2,999,563            2,959,293
========================================================================================

       Depreciation expense was $398.5 million, $328.0 million and $296.8 million in 2001, 2000 and 1999, respectively. The composite depreciation rate for telephone properties was 6.8% for 2001, 7.2% for 2000 and 7.0% for 1999.

(6)    LONG-TERM AND SHORT-TERM DEBT

       The Company's long-term debt as of December 31, 2001 and 2000 was as follows:

December 31,                                                                2001          2000
------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
CenturyTel
      2.21%* senior credit facility, due through 2002               $     300,000        300,000
      4.85% note, due through 2002                                        199,125        250,625
      Senior notes and debentures:
          7.75% Series A, due 2004                                         50,000         50,000
          8.25% Series B, due 2024                                        100,000        100,000
          6.55% Series C, due 2005                                         50,000         50,000
          7.20% Series D, due 2025                                        100,000        100,000
          6.15% Series E, due 2005                                        100,000        100,000
          6.30% Series F, due 2008                                        240,000        240,000
          6.875% Series G, due 2028                                       425,000        425,000
          8.375% Series H, due 2010                                       500,000        500,000
          7.75% Series I, remarketable 2002                               400,000        400,000
          9.38% notes, due through 2003                                     7,975         12,000
      6.86%** Employee Stock Ownership
       Plan commitment, due in installments through 2004                    2,500          3,500
      Net unamortized premium and discounts                                11,036         12,012
      Other                                                                   175            201
------------------------------------------------------------------------------------------------
               Total CenturyTel                                         2,485,811      2,543,338
------------------------------------------------------------------------------------------------

Subsidiaries
      First mortgage debt
          5.91%** notes, payable to agencies of the
            U. S. government and cooperative lending
            associations, due in installments through 2025                265,240        278,079
          7.98% notes, due through 2002                                     5,419          5,582
      Other debt
          7.03%** unsecured medium-term notes, due through 2008           271,135        333,158
          6.88%** notes, due in installments through 2020                   6,725         23,365
          6.50% note                                                            -          3,300
          7.51%** capital lease obligations, due through 2008               9,004         13,432
------------------------------------------------------------------------------------------------
               Total subsidiaries                                         557,523        656,916
------------------------------------------------------------------------------------------------
Total long-term debt                                                    3,043,334      3,200,254
Less current maturities                                                   955,834        149,962
------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                        $   2,087,500      3,050,292
================================================================================================

*variable interest rate at December 31, 2001
** weighted average interest rate at December 31, 2001

       The approximate annual debt maturities for the five years subsequent to December 31, 2001 are as follows: 2002 - $955.8 million (assuming the Company's Series I notes are redeemed by the Company in 2002); 2003 - $69.5 million; 2004
- $72.0 million; 2005 - $246.0 million; and 2006 - $114.4 million.

       Certain of the loan agreements of CenturyTel and its subsidiaries contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2001, restricted net assets of subsidiaries were $588.4 million and subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $1.8 billion. At December 31, 2001, all of the consolidated retained earnings reflected on the balance sheet was available under CenturyTel's loan agreements for the declaration of dividends.

       Most of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

       During 2000, the Company borrowed $1.157 billion on a floating-rate basis under its 364-day, $1.5 billion credit facility with Bank of America, N.A. and Citibank, N.A., and borrowed $300 million on a floating-rate basis under its 1997 $300 million credit facility with Bank of America, N.A. The proceeds were utilized to finance a substantial portion of the Verizon acquisition on a short-term basis. See Note 2 for additional information.

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

      Subsequent to the issuance of permanent financing, the committed amount under the Company's 364-day, $1.5 billion credit facility was reduced to $500 million in accordance with its terms. The Company also has outstanding indebtedness under other short-term revolving credit facilities and through its commercial paper program. The total amount outstanding under these short-term facilities aggregated $53.0 million at December 31, 2001 and $276.0 million at December 31, 2000. The weighted average interest rate of the Company's short-term debt was 2.6% and 7.3% at December 31, 2001 and 2000, respectively.

      As of December 31, 2001, the Company had outstanding an interest rate swap relating to $191.1 million of its floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under this swap, which expires in August 2002, the Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three-month intervals through the expiration date.

       At December 31, 2001, the Company had available $470.1 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank.

(7)    DEFERRED CREDITS AND OTHER LIABILITIES

       Deferred credits and other liabilities at December 31, 2001 and 2000 were composed of the following:

December 31,                                                2001              2000
-----------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Deferred federal and state income taxes              $    345,772           298,451
Accrued postretirement benefit costs                      128,419           118,614
Minority interest                                          66,747            88,295
Regulatory liability - income taxes                         5,657             8,528
Deferred investment tax credits                               530             1,053
Other                                                      52,723            52,608
-----------------------------------------------------------------------------------
                                                     $    599,848           567,549
===================================================================================

(8)    STOCKHOLDERS' EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                        2001
----------------------------------------------------------------------------
                                                              (In thousands)
Incentive compensation programs                                    8,388
Acquisitions                                                       4,572
Employee stock purchase plan                                       4,956
Dividend reinvestment plan                                           557
Conversion of convertible preferred stock                            435
Other employee benefit plans                                       2,218
----------------------------------------------------------------------------
                                                                  21,126
============================================================================

       Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2001, the holders of 10.1 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2001, CenturyTel had 2.0 million shares of authorized convertible preferred stock, $25 par value per share. At December 31, 2001 and 2000, there were 319,000 shares of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

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

(9)    POSTRETIREMENT BENEFITS

       The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

       The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,                                                             2001         2000         1999
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year                      $    165,266       156,724      172,323
     Service cost                                                        6,373         4,727        4,850
     Interest cost                                                      14,512        10,907       10,089
     Plan amendments                                                         -             -       (2,492)
     Participant contributions                                             548           677          419
     Actuarial (gain) loss                                              40,005           957      (23,855)
     Benefits paid                                                     (10,832)       (8,726)      (4,610)
---------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 $    215,872       165,266      156,724
=========================================================================================================

Change in plan assets (primarily listed stocks and bonds)
     Fair value of plan assets at beginning of year               $     39,873        41,781       35,799
     Return on assets                                                   (1,379)         (270)       2,961
     Employer contributions                                              8,345         6,411        7,212
     Participant contributions                                             548           677          419
     Benefits paid                                                     (10,832)       (8,726)      (4,610)
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                          $     36,555        39,873       41,781
=========================================================================================================

       Net periodic postretirement benefit cost for 2001, 2000 and 1999 included the following components:

Year ended December 31,                                       2001         2000         1999
----------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Service cost                                           $      6,373         4,727        4,850
Interest cost                                                14,512        10,907       10,089
Expected return on plan assets                               (3,987)       (4,178)      (3,580)
Amortization of unrecognized actuarial loss                   1,337            26           54
Amortization of unrecognized prior service cost                (129)         (129)        (129)
----------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost               $     18,106        11,353       11,284
==============================================================================================

       The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2001, 2000 and 1999.

December 31,                                           2001         2000         1999
---------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Benefit obligation                              $   (215,872)     (165,266)    (156,724)
Fair value of plan assets                             36,555        39,873       41,781
Unamortized prior service cost                        (1,046)       (1,175)      (1,303)
Unrecognized net actuarial loss                       49,655         6,109          707
---------------------------------------------------------------------------------------
Accrued benefit cost                            $   (130,708)     (120,459)    (115,539)
=======================================================================================

       Assumptions used in accounting for postretirement benefits as of December 31, 2001 and 2000 were:

                                                            2001         2000
------------------------------------------------------------------------------
Weighted average assumptions
       Discount rate                                         7.0%         7.25
       Expected return on plan assets                       10.0%         10.0
------------------------------------------------------------------------------

       For measurement purposes, a 6.5% annual rate in the per capita cost of covered health care benefits was assumed for 2002 and beyond. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                               1-Percentage         1-Percentage
                                                              Point Increase       Point Decrease
-------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Effect on total of service and interest cost components        $   1,455                (1,459)
Effect on postretirement benefit obligation                    $  11,117               (10,393)
--------------------------------------------------------------------------------------------------

(10)   RETIREMENT AND SAVINGS PLANS

       CenturyTel and certain subsidiaries sponsor defined benefit pension plans for substantially all employees. CenturyTel also sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits.

       The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for the Company's retirement and savings plans.

December 31,                                                             2001         2000         1999
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Change in benefit obligation
      Benefit obligation at beginning of year                    $     249,835       205,455      217,747
      Service cost                                                       7,760         5,928        5,226
      Interest cost                                                     17,829        15,381       13,817
      Plan amendments                                                    1,205         3,387            -
      Acquisition                                                            -        35,824            -
      Actuarial (gain) loss                                              9,065        (3,726)     (19,844)
      Benefits paid                                                    (14,204)      (12,414)     (11,491)
---------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                $     271,490       249,835      205,455
=========================================================================================================

Change in plan assets (primarily listed stocks and bonds)
      Fair value of plan assets at beginning of year             $     329,459       319,901      278,678
      Return on plan assets                                            (33,184)      (14,991)      52,183
      Employer contributions                                             1,377           572          531
      Acquisition                                                            -        36,391            -
      Benefits paid                                                    (14,204)      (12,414)     (11,491)
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         $     283,448       329,459      319,901
=========================================================================================================

       Net periodic pension benefit for 2001, 2000 and 1999 included the following components:

Year ended December 31,                                      2001         2000         1999
---------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Service cost                                         $       7,760         5,928        5,226
Interest cost                                               17,829        15,381       13,817
Expected return on plan assets                             (31,901)      (31,586)     (26,824)
Recognized net gains                                        (2,325)       (7,107)      (3,176)
Net amortization and deferral                                  301          (602)        (235)
---------------------------------------------------------------------------------------------
Net periodic pension benefit                         $      (8,336)      (17,986)     (11,192)
=============================================================================================

       The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 2001, 2000 and 1999.

December 31,                                                 2001         2000         1999
---------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Benefit obligation                                   $    (271,490)     (249,835)    (205,455)
Fair value of plan assets                                  283,448       329,459      319,901
Unrecognized transition asset                               (1,404)       (1,648)      (1,892)
Unamortized prior service cost                               5,017         4,126        1,031
Unrecognized net actuarial (gain) loss                      26,782       (49,336)    (100,052)
---------------------------------------------------------------------------------------------
Prepaid benefit cost                                 $      42,353        32,766       13,533
=============================================================================================

       Assumptions used in accounting for the pension plans as of December 2001 and 2000 were:

                                                               2001         2000
--------------------------------------------------------------------------------
Discount rates                                                 7.0%         7.25
Expected long-term rate of return on assets               8.0-10.0%     8.0-10.0
--------------------------------------------------------------------------------

       CenturyTel sponsors an Employee Stock Ownership Plan ("ESOP") which covers most employees with one year of service with the Company and is funded by Company contributions determined annually by the Board of Directors. The Company's expense related to the ESOP during 2001, 2000 and 1999 was $7.5 million, $9.5 million, and $9.6 million, respectively. At December 31, 2001, the ESOP owned an aggregate of 8.2 million shares of CenturyTel common stock.

       CenturyTel and certain subsidiaries also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans") which are available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plans were $6.6 million in 2001, $6.1 million in 2000 and $6.1 million in 1999.

(11)   INCOME TAXES

       The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 were as follows:

December 31,                                                         2001             2000
--------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Deferred tax assets
     Postretirement benefit costs                             $     31,766            30,834
     Regulatory support                                             12,163            13,504
     Net operating loss carryforwards                               21,991             8,302
     Regulatory liability                                            2,175             3,191
     Long-term debt                                                  6,606             7,765
     Other employee benefits                                         8,452             7,335
     Other                                                          10,291            11,055
--------------------------------------------------------------------------------------------
         Gross deferred tax assets                                  93,444            81,986
         Less valuation allowance                                  (21,991)           (8,302)
--------------------------------------------------------------------------------------------
         Net deferred tax assets                                    71,453            73,684
--------------------------------------------------------------------------------------------

Deferred tax liabilities
     Property, plant and equipment, primarily due to
        depreciation differences                                  (170,225)         (122,459)
     Excess cost of net assets acquired                           (234,591)         (216,368)
     Deferred debt costs                                            (2,582)           (2,764)
     Customer base                                                  (3,617)           (5,742)
     Marketable equity securities                                        -           (13,715)
     Intercompany profits                                           (3,283)           (3,283)
     Other                                                          (2,927)           (7,804)
--------------------------------------------------------------------------------------------
         Gross deferred tax liabilities                           (417,225)         (372,135)
--------------------------------------------------------------------------------------------
Net deferred tax liability                                    $   (345,772)         (298,451)
============================================================================================

       The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate:

Year ended December 31,                                                  2001         2000          1999
----------------------------------------------------------------------------------------------------------
                                                                         (Percentage of pre-tax income)

Statutory federal income tax rate                                          35.0%        35.0          35.0
State income taxes, net of federal income tax benefit                       1.3          2.8           2.5
Amortization of nondeductible excess cost of net assets acquired            2.0          2.9           2.7
Basis difference of assets sold                                               -           .3           3.9
Amortization of investment tax credits                                      (.1)         (.2)          (.4)
Amortization of regulatory liability                                        (.3)         (.4)          (.4)
Other, net                                                                   .1          (.3)           .8
----------------------------------------------------------------------------------------------------------
Effective income tax rate                                                  38.0%        40.1          44.1
==========================================================================================================

       Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999 was as follows:

Year ended December 31,                                   2001         2000         1999
------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Federal
     Current                                        $   137,138        98,271      184,872
     Deferred                                            61,455        39,651      (11,600)
State
     Current                                             16,242        14,620       21,770
     Deferred                                            (4,810)        2,169       (5,539)
------------------------------------------------------------------------------------------
                                                    $   210,025       154,711      189,503
==========================================================================================

       Income tax expense was allocated as follows:

Year ended December 31,                                             2001         2000        1999
---------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Net tax expense in the consolidated statements of income        $  210,025      154,711     189,503
Stockholders' equity
     Compensation expense for tax purposes
        in excess of amounts recognized for
        financial reporting purposes                                (1,051)      (2,702)    (16,836)
     Tax effect of the change in unrealized holding
        gain on investments                                        (13,715)     (20,941)     30,771
---------------------------------------------------------------------------------------------------
                                                                $  195,259      131,068     203,438
===================================================================================================

(12)   SALE OF ASSETS

       In the second quarter of 2001, the Company recorded a pre-tax gain of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap Wireless International, Inc. ("Leap"). In conjunction with the sale of the licenses to Leap, the Company also recorded a pre-tax charge of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of certain non-operating assets.

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

(13)   EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:


Year ended December 31,                                        2001           2000           1999
--------------------------------------------------------------------------------------------------
                                                                   (Dollars, except per share
                                                               amounts, and shares in thousands)

Income (Numerator):
Net income                                                $  343,031        231,474        239,769
Dividends applicable to preferred stock                         (399)          (399)          (403)
--------------------------------------------------------------------------------------------------
Net income applicable to common stock for
  computing basic earnings per share                         342,632        231,075        239,366
Dividends applicable to preferred stock                          399            399            403
Interest on convertible securities, net of taxes                   -            132            252
--------------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
  diluted earnings per share                              $  343,031        231,606        240,021
==================================================================================================

Shares (Denominator):
Weighted average number of shares outstanding
  during period                                              141,021        140,440        139,313
Employee Stock Ownership Plan shares not
  committed to be released                                      (278)          (371)          (465)
--------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during
  period for computing basic earnings per share              140,743        140,069        138,848
Incremental common shares attributable to
  dilutive securities:
     Conversion of convertible securities                        435            707            981
     Shares issuable under outstanding stock options           1,129          1,088          1,603
--------------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes of
  computing diluted earnings per share                       142,307        141,864        141,432
==================================================================================================

Basic earnings per share                                  $     2.43           1.65           1.72
==================================================================================================

Diluted earnings per share                                $     2.41           1.63           1.70
==================================================================================================

       The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 1,346,000 for 2001, 969,000 for 2000 and 20,000 for 1999.

(14)   ACCOUNTING FOR THE EFFECTS OF REGULATION

       The Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Actions of regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.

       The Company's consolidated balance sheet as of December 31, 2001 included regulatory assets of approximately $769.8 million and regulatory liabilities of approximately $2.9 million. The $769.8 million of regulatory assets included amounts related to accumulated depreciation ($766.3 million), income taxes ($235,000), deferred costs associated with regulatory proceedings ($356,000) and deferred financing costs ($2.9 million). The $2.9 million of regulatory liabilities was established in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes." Net deferred income tax liabilities related to the regulatory assets and liabilities quantified above were $300.2 million.

       Property, plant and equipment of the Company's regulated telephone operations has been depreciated using the straight line method over lives approved by regulators. Such depreciable lives have generally exceeded the depreciable lives used by nonregulated entities. In addition, in accordance with regulatory accounting, retirements of regulated telephone property have been charged to accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. These accounting policies have resulted in accumulated depreciation being significantly less than if the Company's telephone operations had not been regulated.

       Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by non-regulated enterprises, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for non-regulated enterprises. Deferred tax liabilities and deferred investment tax credits will be impacted based on the change in the temporary differences for property, plant and equipment and accumulated depreciation.

     The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. When the regulated operations of the Company no longer qualify for the application of SFAS 71, the net adjustments required may result in a material, noncash charge against earnings which would be reported as an extraordinary item. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

     The properties to be acquired from Verizon in 2002 are not expected to be accounted for under the provisions of SFAS 71.

(15)   STOCK OPTION PROGRAM

       CenturyTel has a 2000 incentive compensation program which allows the Board of Directors, through the Compensation Committee, to grant incentives to certain employees in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 2001, CenturyTel had reserved
8.4 million shares of common stock which may be issued under CenturyTel's current incentive compensation program.

       Under the Company's programs, options have been granted to employees at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

       During 2001 the Company granted 1,971,750 options (the "2001 Options") at market price. The weighted average fair value of each of the 2001 Options was estimated as of the date of grant to be $11.16 using an option-pricing model with the following assumptions: dividend yield - .6%; expected volatility - 30%; risk-free interest rate - 4.8%; and expected option life - seven years.

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

       Stock option transactions during 2001, 2000 and 1999 were as follows:

                                                              Number          Average
                                                            of options         price
--------------------------------------------------------------------------------------

Outstanding December 31, 1998                              4,780,613        $    13.35
      Exercised                                           (1,369,459)            10.90
      Granted                                                 83,743             40.88
      Forfeited                                               (9,055)            37.07
--------------------------------------------------------------------
Outstanding December 31, 1999                              3,485,842             14.92
      Exercised                                             (369,308)            12.46
      Granted                                              1,565,750             33.00
      Forfeited                                               (1,125)            13.33
--------------------------------------------------------------------
Outstanding December 31, 2000                              4,681,159             21.16
      Exercised                                             (149,806)            15.91
      Granted                                              1,971,750             28.14
      Forfeited                                             (135,583)            18.42
--------------------------------------------------------------------
Outstanding December 31, 2001                              6,367,520             23.51
====================================================================

Exercisable December 31, 2000                              3,113,496             15.21
====================================================================

Exercisable December 31, 2001                              3,342,216             17.81
====================================================================

      The following tables summarize certain information about CenturyTel's stock options at December 31, 2001.

                                            Options outstanding
----------------------------------------------------------------------------------------------------------
                                Weighted average
     Range of                                           remaining contractual            Weighted average
  exercise prices             Number of options           life outstanding                exercise price
----------------------------------------------------------------------------------------------------------

$    11.67-12.30                     760,966                      1.7                     $     12.29
     13.33-17.64                   1,934,420                      4.2                           14.95
     24.50-26.31                     381,650                      7.8                           25.29
     26.98-31.54                   1,932,136                      8.6                           28.15
     31.75-38.50                   1,313,517                      9.3                           34.62
     39.00-46.19                      44,831                      7.4                           42.51
                                   ---------
     11.67-46.19                   6,367,520                      7.8                           23.51
                                   =========


                                            Options exercisable
----------------------------------------------------------------------------------------------------------
     Range of                                   Number of                                Weighted average
  exercise prices                           options exercisable                           exercise price
----------------------------------------------------------------------------------------------------------

$    11.67-12.30                                    760,966                               $     12.29
     13.33-17.64                                  1,934,420                                     14.95
     24.50-26.31                                    120,824                                     25.21
     26.98-31.54                                     62,953                                     28.84
     31.75-38.50                                    418,222                                     34.62
     39.00-46.19                                     44,831                                     42.51
                                                  ---------
     11.67-46.19                                  3,342,216                                     17.81
                                                  =========

       The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its program. Accordingly, the Company has not recognized compensation cost in connection with issuing stock options. If compensation cost for CenturyTel's options had been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and earnings per share on a pro forma basis for 2001, 2000 and 1999 would have been as follows:


Year ended December 31,                        2001         2000         1999
-------------------------------------------------------------------------------
                                                   (Dollars in thousands,
                                                  except per share amounts)
Net income
     As reported                         $   343,031       231,474      239,769
     Pro forma                           $   334,060       225,164      239,033
Basic earnings per share
     As reported                         $      2.43          1.65         1.72
     Pro forma                           $      2.37          1.60         1.72
Diluted earnings per share
     As reported                         $      2.41          1.63         1.70
Pro forma                                $      2.35          1.59         1.69
-------------------------------------------------------------------------------

(16)   SUPPLEMENTAL CASH FLOW DISCLOSURES

       The Company paid interest, net of amounts capitalized of $3.5 million, $4.5 million and $2.0 million during 2001, 2000 and 1999, respectively, of $224.7 million, $164.0 million and $148.3 million during 2001, 2000 and 1999, respectively. Income taxes paid were $128.3 million in 2001, $142.3 million in 2000 and $270.9 million in 1999.

       CenturyTel has consummated the acquisitions of various telephone and wireless operations, along with certain other assets, during the three years ended December 31, 2001. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,                               2001         2000         1999
--------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Property, plant and equipment, net                $       -       607,415          830
Excess cost of net assets acquired                   33,183       917,468       20,194
Other investments                                         -         7,145            -
Long-term debt                                            -          (378)           -
Deferred credits and other liabilities               13,948       (44,465)           -
Other assets and liabilities, excluding
  cash and cash equivalents                              -        53,671          (52)
--------------------------------------------------------------------------------------
Decrease in cash due to acquisitions              $  47,131     1,540,856       20,972
======================================================================================

       CenturyTel has disposed of various telephone and wireless operations, along with certain other assets, during the three years ended December 31, 2001. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                                           2001         2000         1999
--------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Property, plant and equipment, net                            $ (20,653)       (4,062)    (165,286)
Excess cost of net assets acquired, net                               -        (4,071)    (296,605)
Marketable equity securities                                     (3,614)            -      (18,363)
Other assets and liabilities, excluding cash and
  cash equivalents                                               51,593          (769)      58,595
Gain on sale of assets                                         (199,971)      (20,593)     (62,808)
--------------------------------------------------------------------------------------------------
Increase in cash due to dispositions                          $(172,645)      (29,495)    (484,467)
==================================================================================================

       In connection with the sale of PCS licenses to Leap in the second quarter of 2001, the Company received approximately $86.5 million in the form of a promissory note. Such note was subsequently collected in installments through the fourth quarter of 2001.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 2001 and 2000.

                                                                          Carrying              Fair
                                                                           Amount               value
--------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
December 31, 2001
-----------------

Financial assets                                                       $      30,248          30,248  (3)

Financial liabilities
     Long-term debt (including current maturities)                     $   3,043,334       3,040,242  (2)
Other                                                                  $      39,714          39,714  (3)
--------------------------------------------------------------------------------------------------------

December 31, 2000
-----------------

Financial assets
     Investments
         Marketable equity securities                                  $      42,801          42,801  (1)
         Other                                                         $      36,514          36,514  (3)

Financial liabilities
     Long-term debt (including current maturities)                     $   3,200,254       3,107,899  (2)
     Other                                                             $      40,879          40,879  (3)
--------------------------------------------------------------------------------------------------------

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

                                                                              Depreciation
                                                              Operating            and           Operating
                                                              revenues        amortization        income
----------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Year ended December 31, 2001

Telephone                                                 $   1,505,733          398,284           423,420
Wireless                                                        437,965           66,346           112,401
Other operations                                                173,771            8,754            22,098
----------------------------------------------------------------------------------------------------------
Total                                                     $   2,117,469          473,384           557,919
==========================================================================================================


Year ended December 31, 2000

Telephone                                                 $   1,253,969          317,906           376,290
Wireless                                                        443,569           65,239           117,865
Other operations                                                148,388            4,911            31,258
----------------------------------------------------------------------------------------------------------
Total                                                     $   1,845,926          388,056           525,413
==========================================================================================================


Year ended December 31, 1999

Telephone                                                 $   1,126,112          273,666           351,559
Wireless                                                        422,269           68,593           133,930
Other operations                                                128,288            6,557            22,580
----------------------------------------------------------------------------------------------------------
Total                                                     $   1,676,669          348,816           508,069
==========================================================================================================


Year ended December 31,                                          2001              2000            1999
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)

Operating income                                          $     557,919          525,413           508,069
Nonrecurring gains and losses, net                              199,971           20,593            62,808
Interest expense                                               (225,523)        (183,302)         (150,557)
Income from unconsolidated cellular entities                     27,460           26,986            27,675
Minority interest                                               (11,812)         (10,201)          (27,913)
Other income and expense                                          5,041            6,696             9,190
----------------------------------------------------------------------------------------------------------
Income before income tax expense                          $     553,056          386,185           429,272
==========================================================================================================


Year ended December 31,                                          2001              2000            1999
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Capital expenditures
     Telephone                                            $     351,010          275,523           233,512
     Wireless                                                    71,212           58,468            58,760
     Other operations                                            84,505          115,546            97,708
----------------------------------------------------------------------------------------------------------
Total                                                     $     506,727          449,537           389,980
==========================================================================================================


December 31,                                                     2001              2000            1999
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Total assets
     Telephone                                            $   4,629,224        4,741,284         3,207,690
     Wireless                                                   877,222          930,406         1,023,936
     Other operations                                           812,238          721,600           473,781
----------------------------------------------------------------------------------------------------------
Total assets                                              $   6,318,684        6,393,290         4,705,407
==========================================================================================================

       Other accounts receivable are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)   COMMITMENTS AND CONTINGENCIES

       Construction expenditures and investments in vehicles, buildings and equipment during 2002 are estimated to be $315 million for telephone operations, $65 million for wireless operations and $45 million for other operations.

       From time to time, the Company is involved in various claims and legal actions relating to the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(20)   PENDING ACQUISITIONS

       In October 2001, the Company entered into definitive asset purchase agreements to purchase from affiliates of Verizon telephone access lines (which numbered approximately 676,000 at December 31, 2001) and related local exchange assets in Missouri and Alabama for approximately $2.159 billion in cash, subject to adjustments which are not expected to be material in the aggregate. Under each definitive agreement, the Company has agreed to pay Verizon 10% of the transaction consideration if the purchase is not consummated under specified conditions, including the Company's incapacity to finance the transaction. These transactions are anticipated to close in the second half of 2002, subject to regulatory approvals and certain other closing conditions. The Company's financing plans are not yet complete and will be dependent upon the Company's review of its alternatives and market conditions.

                                CENTURYTEL, INC.
               Consolidated Quarterly Income Statement Information
                                   (Unaudited)

                                                            First       Second        Third       Fourth
                                                           quarter      quarter      quarter      quarter
----------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands, except per share amounts)
 2001                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------

Operating revenues                                      $ 516,008      518,936      539,377      543,148
Operating income                                        $ 134,208      135,205      143,811      144,695
Net income                                              $  46,722      154,241       92,305       49,763
Basic earnings per share                                $     .33         1.10          .66          .35
Diluted earnings per share                              $     .33         1.09          .65          .35

2000
----------------------------------------------------------------------------------------------------------

Operating revenues                                      $ 412,956      423,156      482,634      527,180
Operating income                                        $ 111,422      124,892      147,059      142,040
Net income                                              $  49,284       57,845       67,224       57,121
Basic earnings per share                                $     .35          .41          .48          .41
Diluted earnings per share                              $     .35          .41          .47          .40
----------------------------------------------------------------------------------------------------------

       Diluted earnings per share for the second and third quarters of 2001 included $.75 and $.27 per share, respectively, of net gains on sales of assets. See Note 12 for additional information.

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

Name                            Age            Office(s) held with CenturyTel
-------------------         -------------      ------------------------------
Clarke M. Williams              80             Chairman of the Board
                                                of Directors

Glen F. Post, III               49             Vice Chairman of the Board of
                                                 Directors, President and Chief
                                                 Executive Officer

Karen A. Puckett                41             Executive Vice President and
                                                 Chief Operating Officer

R. Stewart Ewing, Jr.           50             Executive Vice President and
                                                 Chief Financial Officer

Harvey P. Perry                 57             Executive Vice President,
                                                 Chief Administrative Officer,
                                                 General Counsel and Secretary

David D. Cole                   44             Senior Vice President -
                                                 Operations Support

Michael Maslowski               54             Senior Vice President and
                                                 Chief Information Officer

     Each of the Registrant's executive officers, except for Ms. Puckett and Mr. Maslowski, has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years. Mr. Cole has served as Senior Vice President - Operations Support since November 1998 and as President - Wireless Group from October 1996 to October 1998. Mr. Maslowski has served as Senior Vice President and Chief Information Officer since March 1999 and as Senior Information Systems Executive for Lucent Technologies and for a joint venture between Lucent Technologies and Phillips Consumer Communications from 1996 to early 1999. Ms. Puckett has served as Executive Vice President and Chief Operating Officer since July 2000, as Sales and Marketing Senior Officer of BroadStream Communications from July 1999 through July 2000 and as Texas Region President for GTE Wireless from 1996 to mid-1999.

     Commco Technology LLC (formerly BroadStream Communications) filed for bankruptcy on December 18, 2000 in the United States Bankruptcy Court, District of Connecticut (Bridgeport). Ms. Puckett was an officer and employee of BroadStream Communications from July 1999 through July 2000.

     The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2002 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within 120 days after the end of the last fiscal year.

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

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        a.    Financial Statements

              (i)  Consolidated Financial Statements:

                     Independent Auditors' Report on Consolidated Financial
                       Statements and Financial Statement Schedules

                     Consolidated Statements of Income for the years ended
                       December 31, 2001, 2000 and 1999

                     Consolidated Statements of Comprehensive Income for the
                       years ended December 31, 2001, 2000 and 1999

                     Consolidated Balance Sheets - December 31, 2001 and 2000

                     Consolidated Statements of Cash Flows for the years
                       ended December 31, 2001, 2000 and 1999

                     Consolidated Statements of Stockholders' Equity for the
                       years ended December 31, 2001, 2000 and 1999

                     Notes to Consolidated Financial Statements

                     Consolidated Quarterly Income Statement Information
                       (unaudited)

              (ii) Schedules:*

                     I     Condensed Financial Information of Registrant

                     II    Valuation and Qualifying Accounts

                     *     Those schedules not listed above are
                           omitted as not applicable or not required.

        b.    Reports on Form 8-K.

                   The following items were reported in a Form 8-K filed October
              25, 2001:
                   Item 5. Other events - (i) News release announcing the pending acquisition of 675,000 access lines from Verizon and
                   (ii) news release announcing third quarter earnings expectations.

                   The following item was reported in a Form 8-K filed November
              2, 2001:
                   Item 5. Other events - News release announcing third quarter results of operations and fourth quarter 2001 earnings expectations.

                   The following item was reported in a Form 8-K filed December
              10, 2001:
                   Item 5. Other events - To correct inaccurate press reports about CenturyTel's reference to its guidance at the Lehman Brothers Telecom Conference.

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

              4.3 Form of common stock certificate of the Registrant (incorporated by reference to
                               Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
                               2000).

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

              4.6 Revolving Credit Facility Agreement, dated July 31, 2001, among Registrant, Bank of America, N.A., Citibank, N.A., Banc of America Securities LLC and Salomon Smith Barney, Inc., included elsewhere herein.

              4.7 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                               1998).

              10.1 Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of Company employees)

                               (a) Registrant's Employee Stock Ownership Plan and Trust, as amended and restated September 17, 2001 (incorporated by reference to Exhibit 10(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                               (b)   Registrant's Dollars & Sense Plan and
                                     Trust, as amended and restated, effective
                                     January 1, 1998 and amendment thereto dated
                                     December 29, 1998 (incorporated by
                                     reference to Exhibit 10.1 (c) to
                                     Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

                               (c)   Registrant's Amended and Restated
                                     Retirement Plan, effective as of January 1,
                                     1999 (incorporated by reference to Exhibit
                                     10.1 (z) to Registrant's Annual Report on
                                     Form 10-K for the year ended December 31,
                                     1998) and amendment thereto dated April 17, 2000, included elsewhere herein.

                               (d) Merger Agreement, dated September 18, 2001, between Registrant and Regions Bank of Louisiana, pursuant to which Registrant's Stock Bonus Plan and PAYSOP were merged into Registrant's Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(b) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

              10.2             Stock-based Incentive Plans

                               (a) Registrant's 1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995) and amendment thereto dated November
                                     21, 1996, (incorporated by reference to
                                     Exhibit 10.1(e) to Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit
                                     10.1 of Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended March 31,
                                     2001), and amendment thereto dated April
                                     17, 2000, included elsewhere herein.

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

                                     (i) Form of Stock Option Agreement,
                                     pursuant to the 2000 Incentive Compensation
                                     Plan and dated as of May 21, 2001, entered into by Registrant and its officers, included elsewhere herein.


              10.3             Other Non-Qualified Employee Benefit Plans

                               (a)   Registrant's Key Employee Incentive
                                     Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995) and amendment thereto dated November
                                     21, 1996 (incorporated by reference to
                                     Exhibit 10.1 (f) to Registrant's Annual
                                     Report on Form 10-K for the year ended
                                     December 31, 1996), amendment thereto
                                     dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001) and amendment thereto dated April 17, 2000, included elsewhere herein.

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

                               (c) Registrant's Restated Supplemental Defined Contribution Plan, restated as of July 17, 2001, (incorporated by reference to Exhibit
                                     10.1 of Registrant's Quarterly Report on
                                     Form 10-Q for the quarter ended June 30,
                                     2001).

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

                               (e) Registrant's Supplemental Defined Benefit Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1
                                     (y) to Registrant's Annual Report on Form
                                     10-K for the year ended December 31, 1998), and amendment thereto dated February 28, 2002, included elsewhere herein.

                               (f) Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                               (g) Registrant's Restated Outside Directors' Retirement Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                     1995) and amendment thereto dated April 17, 2000, included elsewhere herein.

                               (h) Registrant's Restated Deferred Compensation Plan for Outside Directors, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated April 17, 2000, included elsewhere herein.

                               (i)   Registrant's Chairman/Chief Executive
                                     Officer Short-Term Incentive Program
                                     (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                               (j) Registrant's 2001 Employee Stock Purchase Plan (incorporated by reference to Registrant's 2001 Proxy Statement).

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

                               (a)   Asset Purchase Agreement, dated as of
                                     October 22, 2001, between GTE Midwest
                                     Incorporated (d/b/a Verizon Midwest) and
                                     CenturyTel of Missouri, LLC (incorporated by reference to Exhibit 2(a) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

                               (b)   Asset Purchase Agreement, dated as of
                                     October 22, 2001, between Verizon South,
                                     Inc., Contel of the South, Inc. (d/b/a
                                     Verizon Mid-States) and CenturyTel of
                                     Alabama, LLC (incorporated by reference to Exhibit 2(b) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

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

                                                     CenturyTel, Inc.,


Date:   March 14, 2002                               By: /s/ Clarke M. Williams
     --------------------                                ----------------------
                                                         Clarke M. Williams
                                                         Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ Clarke M. Williams
----------------------------    Chairman of the Board
Clarke M. Williams                 of Directors                  March 14, 2002


                                Vice Chairman of the
/s/ Glen F. Post, III              Board of Directors,
----------------------------       President, and Chief
Glen F. Post, III                  Executive Officer             March 14, 2002



/s/ R. Stewart Ewing, Jr.
----------------------------    Executive Vice President and
R. Stewart Ewing, Jr.              Chief Financial Officer       March 14, 2002




/s/ Harvey P. Perry             Executive Vice President,
----------------------------       Chief Administrative Officer
Harvey P. Perry                    and Director                  March 14, 2002



/s/ Neil A. Sweasy
----------------------------    Vice President and Controller
Neil A. Sweasy                  (Principal Accounting Officer)   March 14, 2002



/s/ William R. Boles, Jr.
----------------------------
William R. Boles, Jr.           Director                         March 14, 2002



/s/ Virginia Boulet
----------------------------
Virginia Boulet                 Director                         March 14, 2002



/s/ Ernest Butler, Jr.
---------------------------
Ernest Butler, Jr.              Director                         March 14, 2002



/s/ Calvin Czeschin
---------------------------
Calvin Czeschin                 Director                         March 14, 2002



/s/ James B. Gardner
---------------------------
James B. Gardner                Director                         March 14, 2002



/s/ W. Bruce Hanks
---------------------------
W. Bruce Hanks                  Director                         March 14, 2002



/s/ R. L. Hargrove, Jr.
---------------------------
R. L. Hargrove, Jr.             Director                         March 14, 2002



/s/ Johnny Hebert
---------------------------
Johnny Hebert                   Director                         March 14, 2002



/s/ F. Earl Hogan
---------------------------
F. Earl Hogan                   Director                         March 14, 2002



/s/ C. G. Melville, Jr.
---------------------------
C. G. Melville, Jr.             Director                         March 14, 2002



/s/ Jim D. Reppond
---------------------------
Jim D. Reppond                  Director                         March 14, 2002

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                CENTURYTEL, INC.
                                (Parent Company)
                              STATEMENTS OF INCOME



                                                                    Year ended December 31,
---------------------------------------------------------------------------------------------------
                                                             2001            2000            1999
---------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)


REVENUES                                                 $   14,962         13,007           15,542
---------------------------------------------------------------------------------------------------

EXPENSES
         Operating expenses                                  12,712         11,604           12,057
         Depreciation and amortization                       10,530          7,470            7,153
---------------------------------------------------------------------------------------------------
              Total expenses                                 23,242         19,074           19,210
---------------------------------------------------------------------------------------------------

OPERATING LOSS                                               (8,280)        (6,067)          (3,668)
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
         Nonrecurring gains and losses, net                 (25,480)             -            1,931
         Interest expense                                  (253,018)      (214,140)        (117,760)
         Interest income                                    120,136         84,307           48,078
         Other expense                                       (6,149)        (7,741)            (697)
---------------------------------------------------------------------------------------------------
              Total other income (expense)                 (164,511)      (137,574)         (68,448)
---------------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES AND
    EQUITY IN SUBSIDIARIES' EARNINGS                       (172,791)      (143,641)         (72,116)

Income tax benefit                                           66,324         52,259           33,179
---------------------------------------------------------------------------------------------------

LOSS BEFORE EQUITY IN
    SUBSIDIARIES' EARNINGS                                 (106,467)       (91,382)         (38,937)

Equity in subsidiaries' earnings                            449,498        322,856          278,706
---------------------------------------------------------------------------------------------------

NET INCOME                                               $  343,031        231,474          239,769
===================================================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (continued)
                                 CENTURYTEL, INC.
                                (Parent Company)
                                 BALANCE SHEETS

                                                                                     December 31,
------------------------------------------------------------------------------------------------------
                                                                                 2001            2000
------------------------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                     ASSETS

CURRENT ASSETS
         Cash and cash equivalents                                         $    24,269           4,600
         Receivables from subsidiaries                                       1,249,664         641,794
         Other receivables                                                         655          35,890
         Prepayments and other                                                     397             527
------------------------------------------------------------------------------------------------------
              Total current assets                                           1,274,985         682,811
------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
         Property and equipment                                                    675           1,005
         Accumulated depreciation                                                 (459)           (742)
------------------------------------------------------------------------------------------------------
              Net property, plant and equipment                                    216             263
------------------------------------------------------------------------------------------------------
INVESTMENTS AND OTHER ASSETS
         Investments in subsidiaries (at equity)                             5,041,830       4,825,386
         Receivables from subsidiaries                                         230,780         224,753
         Other investments                                                      43,216          50,322
         Deferred charges                                                       59,683          85,253
------------------------------------------------------------------------------------------------------
              Total investments and other assets                             5,375,509       5,185,714
------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $ 6,650,710       5,868,788
======================================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
         Current maturities of long-term debt                              $   906,305          57,527
         Short-term debt                                                        53,000         276,000
         Payables to subsidiaries                                            1,210,181         886,249
         Accrued interest                                                       41,535          41,786
         Other accrued liabilities                                              92,798          66,073
------------------------------------------------------------------------------------------------------
              Total current liabilities                                      2,303,819       1,327,635
------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                                                               1,579,506       2,485,811
------------------------------------------------------------------------------------------------------
PAYABLES TO SUBSIDIARIES                                                       404,037               -
------------------------------------------------------------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES                                          25,968          23,263
------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
         Common stock, $1.00 par value, authorized
           350,000,000 shares, issued and outstanding
           141,232,806 and 140,667,251 shares                                  141,233         140,667
         Paid-in capital                                                       524,668         509,840
         Unrealized holding gain on investments,
           net of taxes                                                              -          25,471
         Retained earnings                                                   1,666,004       1,351,626
         Unearned ESOP shares                                                   (2,500)         (3,500)
         Preferred stock - non-redeemable                                        7,975           7,975
------------------------------------------------------------------------------------------------------
              Total stockholders' equity                                     2,337,380       2,032,079
------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                               $ 6,650,710       5,868,788
======================================================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                   (Continued)
                                CENTURYTEL, INC.
                                (Parent Company)
                            STATEMENTS OF CASH FLOWS

                                                                                   Year ended December 31,
------------------------------------------------------------------------------------------------------------------
                                                                           2001             2000            1999
------------------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
OPERATING ACTIVITIES
    Net income                                                       $    343,031         231,474          239,769
    Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                     10,530           7,470            7,153
         Deferred income taxes                                            (18,905)         (6,999)         (10,357)
         Equity in subsidiaries' earnings                                (449,498)       (322,856)        (278,706)
         Nonrecurring gains and losses, net                                25,480               -           (1,931)
         Changes in current assets and current liabilities:
              Other receivables                                            35,235         (35,377)          23,393
              Other accrued liabilities                                    26,725          56,037          (83,749)
              Other current assets and liabilities, net                      (122)         14,528             (435)
         Other, net                                                        26,355          14,770            6,060
------------------------------------------------------------------------------------------------------------------
              Net cash used in operating activities                        (1,169)        (40,953)         (98,803)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Acquisitions                                                                -         (22,952)               -
    Capital contributions to subsidiaries                                       -      (1,302,568)               -
    Dividends received from subsidiaries                                  266,783         174,637          162,149
    Receivables from subsidiaries                                        (610,597)       (180,878)         (22,607)
    Payables to subsidiaries                                              658,048          44,256          380,505
    Proceeds from sales of assets                                               -               -            3,444
    Other, net                                                              8,289          (6,680)           2,569
------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) investing activities         322,523      (1,294,185)         526,060
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Proceeds from issuance of debt                                              -       2,654,375                -
    Payments of debt                                                     (279,527)     (1,299,599)        (415,166)
    Payment of hedge contracts                                                  -          (4,345)               -
    Proceeds from issuance of common stock                                  7,351           7,996           19,182
    Payment of debt issuance costs                                              -          (4,274)               -
    Cash dividends paid                                                   (28,653)        (26,815)         (25,413)
    Other, net                                                               (856)              -                -
------------------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing activities        (301,685)      1,327,338         (421,397)
------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       19,669          (7,800)           5,860

Cash and cash equivalents at beginning of year                              4,600          12,400            6,540
------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                             $     24,269           4,600           12,400
==================================================================================================================

See accompanying notes to condensed financial information of registrant.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                  (continued)
                                CENTURYTEL, INC.
                                (Parent Company)
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



(A)    LONG-TERM DEBT

       The approximate annual debt maturities for the five years subsequent to December 31, 2001 are as follows:

                           2002  -  $ 906.3 million
                           2003  -  $   4.8 million
                           2004  -  $  51.5 million
                           2005  -  $ 151.0 million
                           2006  -  $   1.0 million

(B)    GUARANTEES

       As of December 31, 2001, CenturyTel has guaranteed debt of subsidiaries totaling $266.8 million.

(C)    DIVIDENDS FROM SUBSIDIARIES

       Dividends paid to CenturyTel by consolidated subsidiaries were $266.8 million, $174.6 million and $162.1 million during 2001, 2000 and 1999, respectively.

(D)    INCOME TAXES AND INTEREST PAID

       Income taxes paid by CenturyTel (including amounts reimbursed from subsidiaries) were $120.4 million, $131.8 million and $220.1 million during 2001, 2000 and 1999, respectively.

       Interest paid by CenturyTel was $253.3 million, $199.3 million and $118.5 million during 2001, 2000 and 1999, respectively.

(E)    AFFILIATED TRANSACTIONS

       CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. CenturyTel recorded intercompany interest income of $119.7 million, $83.0 million and $47.8 million in 2001, 2000 and 1999, respectively.

       CenturyTel recorded intercompany interest expense of $66.6 million, $74.5 million and $13.4 million in 2001, 2000 and 1999, respectively.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 2001, 2000 and 1999


                                                           Additions
                                             Balance at    charged to       Deductions                    Balance
                                              beginning     costs and          from          Other        at end
Description                                   of period     expenses       allowance (1)    changes      of period
------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Year ended December 31, 2001
     Allowance for doubtful accounts        $  12,857       26,322          (22,820)             -        16,359
     Valuation allowance for
        deferred tax assets                 $   8,302       13,689                -              -        21,991

Year ended December 31, 2000
     Allowance for doubtful accounts        $   4,150       17,904          (13,036)         3,839 (2)    12,857
     Valuation allowance for
        deferred tax assets                 $   2,593        6,211                -          (502) (3)     8,302

Year ended December 31, 1999
     Allowance for doubtful accounts        $   4,155        7,680           (7,494)         (191) (2)     4,150
     Valuation allowance for
        deferred tax assets                 $   6,716            -                -        (4,123) (3)     2,593

(1)    Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.

(3) Adjust excess cost of net assets acquired upon utilization of net operating loss carryforwards of acquired subsidiary.