Form 10-Q
period 2002-03-31
CENTURYTEL INC
filed 2002-05-15
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the quarterly period ended March 31, 2002

                                       or

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

                                                 [X] Yes        [  ] No

      As of April 30, 2002, there were 141,354,246 shares of common stock outstanding.

                                CenturyTel, Inc.
                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
Part I.       Financial Information:

      Item 1. Financial Statements

          Consolidated Statements of Income--Three Months
              Ended March 31, 2002 and 2001                                  3

          Consolidated Statements of Comprehensive Income--
              Three Months Ended March 31, 2002 and 2001                     4

          Consolidated Balance Sheets--March 31, 2002 and
              December 31, 2001                                              5

          Consolidated Statements of Stockholders' Equity--
              Three Months Ended March 31, 2002 and 2001                     6

          Consolidated Statements of Cash Flows--
              Three Months Ended March 31, 2002 and 2001                     7

          Notes to Consolidated Financial Statements                      8-12

      Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      13-21

      Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                           22

Part II.      Other Information:

      Item 1. Legal Proceedings                                             23

      Item 6. Exhibits and Reports on Form 8-K                           23-24

Signature                                                                   24

                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                             Three months
                                                                                             ended March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                      2002                   2001
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars, except per share amounts,
                                                                                       and shares in thousands)
OPERATING REVENUES
    Telephone                                                                   $    372,731                371,249
    Other                                                                             50,187                 40,353
-------------------------------------------------------------------------------------------------------------------
       Total operating revenues                                                      422,918                411,602
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses                                             206,844                203,496
    Corporate overhead costs allocable to
     discontinued operations (See Note 3)                                              4,798                  4,979
    Depreciation and amortization                                                     92,227                 98,818
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                                                      303,869                307,293
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                                                     119,049                104,309
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                                                 (50,648)               (61,703)
    Other income and expense                                                          (2,268)                 2,467
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                                                  (52,916)               (59,236)
--------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX EXPENSE                                                         66,133                 45,073
Income tax expense                                                                    23,276                 18,222
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                                                     42,857                 26,851

DISCONTINUED OPERATIONS (See Note 3)
    Income from discontinued operations,
     net of $15,670 and $13,156 tax                                                   27,910                 19,871
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      $     70,767                 46,722
===================================================================================================================
NET INCOME, AS ADJUSTED FOR GOODWILL
 AMORTIZATION (See Notes 1 and 4)                                               $     70,767                 60,805
===================================================================================================================

BASIC EARNINGS PER SHARE
    From continuing operations                                                  $        .30                    .19*
    From discontinued operations                                                $        .20                    .14*
    Basic earnings per share                                                    $        .50                    .33
    Basic earnings per share, as adjusted for goodwill amortization             $        .50                    .43
DILUTED EARNINGS PER SHARE
    From continuing operations                                                  $        .30                    .19*
    From discontinued operations                                                $        .20                    .14*
    Diluted earnings per share                                                  $        .50                    .33
    Diluted earnings per share, as adjusted for goodwill amortization           $        .50                    .43

DIVIDENDS PER COMMON SHARE                                                      $      .0525                    .05
===================================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                                                     141,051                140,572
===================================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                                                   142,654                142,482
===================================================================================================================

* Had goodwill not been subject to amortization in 2001, basic and diluted earnings per share would have been $.27 from continuing operations and $.16 from discontinued operations.

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                   Three months
                                                                                  ended March 31,
-----------------------------------------------------------------------------------------------------
                                                                              2002             2001
-----------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

NET INCOME                                                              $    70,767            46,722

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized holding loss arising during period,
     net of  tax benefit of $1,549                                                -            (2,877)
-----------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                                    $    70,767            43,845
=====================================================================================================
COMPREHENSIVE INCOME, AS ADJUSTED FOR
  GOODWILL AMORTIZATION (See Notes 1 and 4)                             $    70,767            57,928
=====================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     March 31,        December 31,
                                                                                       2002               2001
-------------------------------------------------------------------------------------------------------------------
                                                                                        (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
    Cash and cash equivalents                                                     $     52,138                3,496
    Accounts receivable, less allowance of $10,092 and $13,908                         203,267              205,990
    Materials and supplies, at average cost                                              9,388               10,916
    Other                                                                               11,904                9,511
-------------------------------------------------------------------------------------------------------------------
        Total current assets                                                           276,697              229,913
-------------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                    2,728,299            2,736,142
-------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Goodwill                                                                         2,116,265            2,087,158
    Other                                                                              425,636              420,043
-------------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                           2,541,901            2,507,201
-------------------------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE (See Note 3)                                                      832,543              845,428
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $  6,379,440            6,318,684
===================================================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
    Current maturities of long-term debt                                          $    916,966              955,834
    Short-term debt                                                                      5,000               53,000
    Accounts payable                                                                    93,959               61,056
    Accrued expenses and other liabilities
        Salaries and benefits                                                           52,011               46,588
        Taxes                                                                           64,181               27,937
        Interest                                                                        55,383               49,191
        Other                                                                           11,806               15,968
    Advance billings and customer deposits                                              30,152               29,308
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    1,229,458            1,238,882
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                       2,081,396            2,087,500
-------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                                 508,502              506,052
-------------------------------------------------------------------------------------------------------------------

LIABILITIES RELATED TO ASSETS HELD FOR SALE (See Note 3)                               155,679              148,870
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 141,326,525 and 141,232,806 shares                         141,327              141,233
    Paid-in capital                                                                    528,090              524,668
    Retained earnings                                                                1,729,263            1,666,004
    Unearned ESOP shares                                                                (2,250)              (2,500)
    Preferred stock - non-redeemable                                                     7,975                7,975
-------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                   2,404,405            2,337,380
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                      $  6,379,440            6,318,684
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                Three months
                                                                                               ended March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                             2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                                   $     141,233          140,667
    Conversion of convertible securities into common stock                                       -              254
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                                               94               72
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                               141,327          140,993
-------------------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                                         524,668          509,840
    Conversion of convertible securities into common stock                                       -            3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                              2,383            1,170
    Amortization of unearned compensation and other                                          1,039            1,422
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                               528,090          515,478
-------------------------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                                               -           25,471
    Change in unrealized holding gain on investments, net of tax                                 -           (2,877)
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                                     -           22,594
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                                       1,666,004        1,351,626
    Net income                                                                              70,767           46,722
    Cash dividends declared
        Common stock-$.0525 and $.05 per share, respectively                                (7,408)          (7,032)
        Preferred stock                                                                       (100)            (100)
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                             1,729,263        1,391,216
-------------------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                                          (2,500)          (3,500)
    Release of ESOP shares                                                                     250              250
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                                (2,250)          (3,250)
-------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                                                   7,975            7,975
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           $   2,404,405        2,075,006
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Three months
                                                                                                 ended March 31,
-------------------------------------------------------------------------------------------------------------------
                                                                                             2002            2001
-------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
    Net income                                                                       $      70,767           46,722
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from discontinued operations, net of tax                                      (27,910)         (19,871)
      Depreciation and amortization                                                         92,227           98,818
      Deferred income taxes                                                                 14,606           (7,804)
      Changes in current assets and current liabilities:
        Accounts receivable                                                                  6,526           29,032
        Accounts payable                                                                    20,482           (7,201)
        Other accrued taxes                                                                 36,244           22,502
        Other current assets and other current liabilities, net                              3,647          (13,319)
    Increase in other noncurrent assets                                                     (5,103)         (19,201)
    Increase (decrease) in other noncurrent liabilities                                      2,305           (3,862)
    Other, net                                                                               4,253           12,773
-------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities from continuing operations                 218,044          138,589
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
    Payments for property, plant and equipment                                             (73,532)        (102,253)
    Acquisitions, net of cash acquired                                                     (43,768)         (47,131)
    Other, net                                                                              (2,509)            (834)
--------------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities from continuing operations                    (119,809)        (150,218)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
    Proceeds from issuance of debt                                                               -          172,173
    Payments of debt                                                                       (92,722)        (189,514)
    Proceeds from issuance of common stock                                                   2,477            1,242
    Cash dividends                                                                          (7,508)          (7,132)
    Other, net                                                                                 556              552
-------------------------------------------------------------------------------------------------------------------

      Net cash used in financing activities from continuing operations                     (97,197)         (22,679)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 3)                                   47,604           31,006
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        48,642           (3,302)

Cash and cash equivalents at beginning of period                                             3,496           11,523
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $       52,138            8,221
===================================================================================================================

Supplemental cash flow information:
    Income taxes paid                                                               $        2,708              790
===================================================================================================================
    Interest paid (net of capitalized interest of $390 and $1,654)                  $       44,131           56,035
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001. Certain 2001 amounts have been reclassified to be consistent with the Company's 2002 presentation.

      The unaudited financial information for the three months ended March 31, 2002 and 2001 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Each adjustment reflected in the consolidated statements of income and comprehensive income by use of the term "as adjusted for goodwill amortization" reflects the effects of SFAS 142.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (see Note 3), such operations have been reflected as discontinued operations for the three months ended March 31, 2002. Assets and liabilities related to the Company's wireless operations are reflected as "Held for sale" on the accompanying consolidated balance sheets. Results of operations for 2001 have been restated to conform to this presentation. The depreciation of long-lived assets ceased upon the classification of such assets as held for sale.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                       March 31,      Dec. 31,
                                                         2002           2001
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Telephone, at original cost                      $   5,344,135        5,292,255
Accumulated depreciation                            (2,912,384)      (2,839,268)
-------------------------------------------------------------------------------
                                                     2,431,751        2,452,987
-------------------------------------------------------------------------------

Other, at cost                                         470,154          446,920
Accumulated depreciation                              (173,606)        (163,765)
-------------------------------------------------------------------------------
                                                       296,548          283,155
-------------------------------------------------------------------------------

                                                 $   2,728,299        2,736,142
===============================================================================

(3)   Discontinued Operations

      On March 19, 2002, the Company signed a definitive agreement to sell all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") for $1.65 billion in cash, subject to adjustment. In connection with this transaction, the Company will divest its (i) interests in its majority-owned and operated cellular systems, which at December 31, 2001 served approximately 797,000 customers and had access to approximately 7.8 million pops, (ii) minority cellular equity interests representing approximately 2.0 million pops at December 31, 2001, and (iii) licenses to provide personal communications services covering 1.3 million pops in Wisconsin and Iowa. Subject to certain closing conditions, this transaction is expected to close in the third quarter of 2002. As a result, the Company's wireless operations have been reflected as discontinued operations and as assets held for sale in the Company's consolidated financial statements as of and for the three months ended March 31, 2002. Amounts reported for 2001 have been restated to conform to the 2002 presentation.

     The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations.

                                                               Three months
                                                              ended March 31,
---------------------------------------------------------------------------------
                                                           2002            2001
---------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Operating revenues                                     $ 102,421          104,406
---------------------------------------------------------------------------------
Operating income (1)                                   $  35,016           29,899
Income from unconsolidated cellular entities              11,514            5,321
Minority interest expense                                 (2,871)          (2,637)
Other income and (expense)                                   (79)             444
---------------------------------------------------------------------------------
Pre tax income from discontinued operations               43,580           33,027
Income tax expense                                       (15,670)         (13,156)
---------------------------------------------------------------------------------
Income from discontinued operations                    $  27,910           19,871
=================================================================================

(1) Excludes corporate overhead costs of $4.8 million and $5.0 million for the three months ended March 31, 2002 and 2001, respectively, allocated to the wireless operations that the Company expects to continue to incur subsequent to the disposal of the wireless operations.

     The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations.

                                                                   Three months
                                                                   ended March 31,
--------------------------------------------------------------------------------------
                                                                2002            2001
--------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Net cash provided by operating activities                  $   45,841           44,359
Net cash provided by (used in) investing activities             1,763          (13,353)
Net cash used in financing activities                               -                -
--------------------------------------------------------------------------------------
   Net cash provided by discontinued operations            $   47,604           31,006
======================================================================================

     The following table represents the net assets of the discontinued wireless operations as of March 31, 2002 and December 31, 2001, which are classified as held for sale on the consolidated balance sheets.

                                                                 March 31,      Dec. 31,
                                                                   2002           2001
-----------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Current assets                                                $   61,913           70,360
Net property, plant and equipment                                257,862          263,421
Goodwill                                                         384,326          384,326
Other assets                                                     128,442          127,321
-----------------------------------------------------------------------------------------
    Assets held for sale                                      $  832,543          845,428
=========================================================================================

Current liabilities                                           $   62,996           55,074
Deferred credits and other liabilities                            92,683           93,796
-----------------------------------------------------------------------------------------
    Liabilities related to assets held for sale               $  155,679          148,870
=========================================================================================


(4)  Goodwill and other intangible assets

     The following information relates to the Company's goodwill as of March 31, 2002 and December 31, 2001:

                                                       March 31,      Dec. 31,
                                                         2002           2001
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Carrying amount of goodwill
   Telephone segment                               $  2,077,553       2,074,036
   Other operations                                      38,712          13,122
-------------------------------------------------------------------------------
      Total goodwill                               $  2,116,265       2,087,158
===============================================================================

     Based on analysis performed to date, the Company believes its goodwill is not impaired under the transitional impairment tests of SFAS 142.

     The Company also has certain intangible assets that are subject to amortization in accordance with SFAS 142. These intangible assets relate to certain customer base assets in the Company's wireless operations (which are reflected as assets held for sale). The gross carrying amount (and accumulated amortization) of these assets was $22.7 million ($19.6 million) as of March 31, 2002 and $22.7 million ($18.5 million) as of December 31, 2001. Total amortization expense for the first quarter of 2002 (which is reflected in discontinued operations) was $1.1 million. Such amortization was ceased upon the classification of such assets as held for sale on March 19, 2002.

     The following is a reconciliation of reported net income and reported earnings per share to the amounts that would have been reported had the Company been subject to SFAS 142 during 2001.

                                                             Three months
                                                            ended March 31,
------------------------------------------------------------------------------
                                                        2002            2001
------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Net income, as reported                             $  70,767           46,722
Goodwill amortization, net of taxes                         -           14,083
------------------------------------------------------------------------------
Net income, as adjusted                             $  70,767           60,805
==============================================================================

Basic earnings per share, as reported               $     .50              .33
Goodwill amortization, net of taxes                         -              .10
------------------------------------------------------------------------------
Basic earnings per share, as adjusted               $     .50              .43
==============================================================================

Diluted earnings per share, as reported             $     .50              .33
Goodwill amortization, net of taxes                         -              .10
------------------------------------------------------------------------------
Diluted earnings per share, as adjusted             $     .50              .43
==============================================================================

(5)   Business Segments

      The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Due to the pending sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations (see Note 3). Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

                                                                              Three months
                                                                             ended March 31,
-----------------------------------------------------------------------------------------------
                                                                          2002           2001
-----------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
Operating revenues
     Telephone                                                       $  372,731         371,249
     Other operations                                                    50,187          40,353
-----------------------------------------------------------------------------------------------
Total operating revenues                                             $  422,918         411,602
===============================================================================================

Operating income
     Telephone                                                       $  117,968         103,981
     Other operations                                                     5,879           5,307
     Corporate overhead costs allocable
      to discontinued operations (See Note 3)                            (4,798)         (4,979)
-----------------------------------------------------------------------------------------------
Total operating income                                               $  119,049         104,309
===============================================================================================

Operating income                                                     $  119,049         104,309
Interest expense                                                        (50,648)        (61,703)
Other income and expense                                                 (2,268)          2,467
-----------------------------------------------------------------------------------------------
Income from continuing operations before income tax expense          $   66,133          45,073
===============================================================================================

                                                       March 31,        Dec. 31,
                                                         2002             2001
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Assets
    Telephone                                      $  4,725,150       4,754,522
    Other operations                                    821,747         718,734
    Assets held for sale (See Note 3)                   832,543         845,428
-------------------------------------------------------------------------------
Total assets                                       $  6,379,440       6,318,684
===============================================================================

(6)   Subsequent Event

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of Equity Units. Each of the 20 million Equity Units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes will mature in May 2007. The total distributions on the Equity Units will be at an annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%), which were accrued upon the issuance of the Equity Units as a charge to paid in capital. Each stock purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 in exchange for $25, subject to certain adjustments and exceptions. CenturyTel intends to use the net proceeds from the issuance of the Equity Units, estimated at $483.4 million, to fund a portion of its previously announced access line acquisitions from Verizon Communications, Inc. ("Verizon").

(7)   Commitments and Contingencies

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

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, wireless, long distance, Internet access and data services to customers in 21 states. On March 19, 2002, the Company entered into a definitive agreement to sell the stock of its wireless business to an affiliate of ALLTEL Corporation ("Alltel") in exchange for $1.65 billion in cash, subject to certain adjustments. As a result of such agreement, the Company's wireless operations for the three months ended March 31, 2002 and 2001 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including successfully financing and timely consummating its pending Verizon acquisitions, integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the Company's ability to timely consummate the pending sale of its wireless business; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the telecommunications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; and the effects of more general factors such as changes in interest rates, in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2002 Compared
                      to Three Months Ended March 31, 2001

      Net income (and diluted earnings per share) was $70.8 million ($.50) and $46.7 million ($.33) for the first quarter of 2002 and 2001, respectively. Income from continuing operations was $42.9 million for the first quarter of 2002 and $26.9 million for the first quarter of 2001. Diluted earnings per share from continuing operations was $.30 during the first quarter of 2002 compared to $.19 during the first quarter of 2001. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the three months ended March 31, 2001 been subject to SFAS 142, income from continuing operations (and diluted earnings per share) would have been $39.6 million ($.27) and net income (and diluted earnings per share) would have been $60.8 million ($.43).

                                                                                         Three months
                                                                                        ended March 31,
----------------------------------------------------------------------------------------------------------------
                                                                                  2002                  2001
----------------------------------------------------------------------------------------------------------------
                                                                              (Dollars, except per share amounts,
                                                                                   and shares in thousands)
Operating income
   Telephone                                                                  $  117,968                 103,981
   Other                                                                           5,879                   5,307
   Corporate overhead costs allocable to discontinued operations                  (4,798)                 (4,979)
----------------------------------------------------------------------------------------------------------------
                                                                                 119,049                 104,309
Interest expense                                                                 (50,648)                (61,703)
Other income and expense                                                          (2,268)                  2,467
Income tax expense                                                               (23,276)                (18,222)
----------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                 42,857                  26,851
Discontinued operations, net of tax                                               27,910                  19,871
----------------------------------------------------------------------------------------------------------------
Net income                                                                    $   70,767                  46,722
================================================================================================================
Net income, as adjusted for goodwill amortization                             $   70,767                  60,805
================================================================================================================

Basic earnings per share
   From continuing operations                                                 $      .30                     .19
   Discontinued operations                                                    $      .20                     .14
   Basic earnings per share                                                   $      .50                     .33
   Basic earnings per share, as adjusted for goodwill amortization            $      .50                     .43

Diluted earnings per share
   From continuing operations                                                 $      .30                     .19
   Discontinued operations                                                    $      .20                     .14
   Diluted earnings per share                                                 $      .50                     .33
   Diluted earnings per share, as adjusted for goodwill amortization          $      .50                     .43

Average basic shares outstanding                                                 141,051                 140,572
================================================================================================================

Average diluted shares outstanding                                               142,654                 142,482
================================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended March 31, 2002 and 2001 were as follows:

                                                            Three months
                                                           ended March 31,
-------------------------------------------------------------------------------
                                                      2002               2001
-------------------------------------------------------------------------------
Operating revenues
     Telephone operations                             88.1%                90.2
     Other operations                                 11.9%                 9.8

Operating income
     Telephone operations                             99.1%                99.7
     Other operations                                  4.9%                 5.1
     Corporate overhead costs allocable to
      discontinued operations                         (4.0)%               (4.8)
-------------------------------------------------------------------------------

Telephone Operations

                                                         Three months
                                                        ended March 31,
-----------------------------------------------------------------------------
                                                     2002                2001
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Operating revenues
     Local service                             $   123,877            121,161
     Network access                                216,576            213,867
     Other                                          32,278             36,221
-----------------------------------------------------------------------------
                                                   372,731            371,249
-----------------------------------------------------------------------------

Operating expenses
     Plant operations                               91,086             93,885
     Customer operations                            29,938             29,257
     Corporate and other                            44,396             46,765
     Depreciation and amortization                  89,343             97,361
-----------------------------------------------------------------------------
                                                   254,763            267,268
-----------------------------------------------------------------------------

Operating income                               $   117,968            103,981
=============================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of March 31, 2002, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $14.0 million (13.5%) due to an increase in operating revenues of $1.5 million (0.4%) and a decrease in operating expenses of $12.5 million (4.7%).

      Of the $2.7 million (2.2%) increase in local service revenues, $1.5 million was due to the increased provision of custom calling features and $1.1 million was due to increased rates in certain jurisdictions.

      Network access revenues increased $2.7 million (1.3%) in the first quarter of 2002 primarily due to a $4.3 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies and a $3.0 million increase in rates in certain jurisdictions. Such increases were substantially offset by a $4.9 million decrease in revenues due to decreased intrastate minutes of use, primarily due to certain interexchange carriers shifting traffic factors from the intrastate jurisdiction to the interstate jurisdiction.

      Other revenues decreased $3.9 million (10.9%) due to a $3.8 million decrease in certain nonregulated services, primarily due to decreased equipment sales and a $1.6 million decrease in amounts received by providing billing and collection services to certain interexchange carriers. Such decreases were partially offset by a $2.3 million increase due to increased rates for certain nonregulated product offerings.

      Access lines declined 0.1% during the three months ended March 31, 2002. Access line growth during the three months ended March 31, 2001 was 0.1%. The Company believes the decline in the number of access lines during 2002 is primarily due to general economic conditions in the Company's markets and disconnecting service to customers for non-payment.

      Plant operations expenses decreased $2.8 million (3.0%), of which $5.4 million related to decreased access expenses primarily as a result of recently approved changes in certain optional calling plans in Arkansas, and $1.7 million related to decreased maintenance costs as compared to the first quarter of 2001, which included the costs of an ice storm. Such decreases were partially offset by a $3.1 million increase in salaries and benefits and a $1.9 million increase in network costs.

      During the first quarter of 2002 customer operations expenses increased $681,000 (2.3%) primarily due to an increase in collection expenses.

      Corporate and other expenses decreased $2.4 million (5.1%) primarily due to a $1.7 million decrease associated with the Company's sales, leases, installations, maintenance and repair of customer premise telecommunications equipment and wiring and a $1.5 million decrease in operating taxes.

      Depreciation and amortization decreased $8.0 million (8.2%), of which $14.6 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was partially offset by a $6.4 million increase in depreciation expense due to higher levels of plant in service.

Other Operations

                                                                  Three months
                                                                 ended March 31,
-----------------------------------------------------------------------------------
                                                             2002            2001
-----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Operating revenues
     Long distance                                        $ 31,817           27,600
     Internet                                               12,561            8,399
     Other                                                   5,809            4,354
-----------------------------------------------------------------------------------
                                                            50,187           40,353
-----------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                   41,424           33,589
     Depreciation and amortization                           2,884            1,457
-----------------------------------------------------------------------------------
                                                            44,308           35,046
-----------------------------------------------------------------------------------

Operating income                                          $  5,879            5,307
===================================================================================

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations. The $4.2 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use. The number of long distance customers as of March 31, 2002 and 2001 was 515,400 and 392,900, respectively. Internet revenues increased $4.2 million due primarily to growth in the number of customers. Other revenues increased $1.5 million primarily due to increased revenues in the Company's competitive local exchange carrier ("CLEC") business primarily due to an acquisition of certain CLEC operations in the first quarter of 2002.

      Cost of sales and operating expenses increased $7.8 million primarily due to (i) a $5.6 million increase in expenses associated with the Company's long distance operations (of which $1.7 million related to increased sales and marketing costs; $1.9 million was due to increased minutes of use; and $1.5 million was due to an increase in the provision for doubtful accounts); (ii) a $2.8 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and costs associated with an acquisition consummated in the first quarter of 2002; and (iii) a $2.6 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $1.6 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

      Depreciation and amortization increased $1.4 million (97.9%) primarily due to increased depreciation expense in the Company's fiber network and CLEC businesses.

Interest Expense

      Interest expense decreased $11.1 million (17.9%) in the first quarter of 2002 compared to the first quarter of 2001 substantially due to decreased debt outstanding and a decrease in interest rates.

Other Income and Expense

      Other income and expense was a $2.3 million expense for the first quarter of 2002 compared to $2.5 million of income for the first quarter of 2001. Such change was primarily due to $3.0 million of costs recorded in the first quarter of 2002 associated with responding to an unsolicited takeover proposal and a $1.3 million reduction in capitalized interest.

Income Tax Expense

      Income tax expense from continuing operations increased $5.1 million in the first quarter of 2002 compared to the first quarter of 2001 primarily due to an increase in income before taxes. The effective income tax rate (from continuing operations) was 35.2% and 40.4% for the three months ended March 31, 2002 and 2001, respectively. Such decrease is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

Discontinued Operations

      On March 19, 2002, the Company entered into a definitive agreement to sell the stock of its wireless business to an affiliate of Alltel in exchange for $1.65 billion in cash, subject to certain adjustments. Subject to various closing conditions, this transaction is expected to close in the third quarter of 2002. As a result of such agreement, the Company's wireless operations for the three months ended March 31, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for the three months ended March 31, 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

                                                                        Three months
                                                                        ended March 31,
-----------------------------------------------------------------------------------------
                                                                    2002            2001
-----------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Operating revenues                                             $  102,421         104,406
Operating expenses, exclusive of corporate overhead costs      $   67,405          74,507
Income from unconsolidated cellular entities                   $   11,514           5,321
Minority interest expense                                      $   (2,871)         (2,637)
Other income and (expense)                                     $      (79)            444
Income tax expense                                             $  (15,670)        (13,156)
Income from discontinued operations, net of tax                $   27,910          19,871

      Wireless operating revenues decreased $2.0 million (1.9%) primarily due to a $1.4 million decrease in roaming revenues due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use) and a $1.1 million decrease in equipment sales due to a decrease in the number of phones sold.

      Operating expenses, exclusive of corporate overhead costs, decreased $7.1 million primarily due to (i) a decrease in depreciation and amortization expense of $3.7 million primarily due to the ceasing of goodwill amortization in accordance with SFAS 142 (effective January 1, 2002) and the ceasing of depreciation on property, plant and equipment due to the announced sale of the wireless business (effective March 19, 2002); (ii) a $1.5 million decrease in cost of sales due to a decrease in units sold; and (iii) a $1.7 million decrease in operating expenses primarily due to decreased interconnection expenses and toll costs.

      The non-recognition of depreciation and amortization on the Company's wireless property, plant and equipment and goodwill during the second quarter of 2002 will reduce operating expenses for discontinued operations for such quarter by $15.6 million, as compared to such expenses for the second quarter of 2001.

      Income from unconsolidated cellular entities increased $6.2 million primarily due to increased earnings of certain cellular entities in which the Company owns a minority interest.

Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 requires all business combinations consummated after June 30, 2001 to be accounted for under the purchase method of accounting; the pooling of interests method is no longer permitted. Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Based on analysis performed to date, the Company believes its goodwill is not impaired under the transitional impairment tests of SFAS 142.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's wireless operations have been reflected as discontinued operations in the first quarter of 2002 in accordance with the provisions of SFAS 144. The adoption of the impairment portion of SFAS 144 is not expected to have a material effect on the results of operations of the Company.


                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities from continuing operations was $218.0 million during the first three months of 2002 compared to $138.6 million during the first three months of 2001. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

      Net cash used in investing activities from continuing operations was $119.8 million and $150.2 million for the three months ended March 31, 2002 and 2001, respectively. Payments for property, plant and equipment were $28.7 million less in the first quarter of 2002 than in the comparable period during 2001. Capital expenditures from continuing operations for the three months ended March 31, 2002 were $67.5 million for telephone operations and $6.0 million for other operations. During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash. During the first quarter of 2001, the Company acquired an additional 18.6% interest for $47.1 million cash in Spectra Communication Group, LLC, the entity organized in 2000 to acquire and operate the former Verizon properties in Missouri.

      Net cash used in financing activities from continuing operations was $97.2 million during the first three months of 2002 compared to $22.7 million during the first three months of 2001. Net payments of debt were $75.4 million more during the first quarter of 2002 compared to the first quarter of 2001 primarily due to increased cash flow from operating activities and lower capital expenditures.

      Budgeted capital expenditures from continuing operations for 2002 total $315 million for telephone operations and $45 million for other operations.

      On October 22, 2001, the Company entered into definitive agreements to purchase from affiliates of Verizon assets comprising all of Verizon's local telephone operations in Missouri and Alabama. In exchange, the Company has agreed to pay approximately $2.159 billion in cash, subject to certain adjustments which are not expected to be material. Under each definitive agreement, the Company has agreed to pay Verizon 10% of the transaction consideration if the purchase is not consummated under certain specified conditions, including the Company's inability to finance the transaction. The acquisitions are subject to the receipt of various regulatory approvals and other closing conditions.

      As of March 31, 2002, the Company had an aggregate of $486.3 million of debt outstanding under a credit facility and a note that expires or becomes due in August 2002 and has an additional $400 million in remarketable bonds that must be mandatorily redeemed by the Company in October 2002 if the remarketing dealer for these bonds does not purchase and remarket the bonds in accordance with a remarketing agreement. The Company currently believes that the remarketing dealer will exercise its option and that this debt will remain outstanding.

      On March 19, 2002, the Company entered into a definitive agreement to sell the stock of its wireless operations to Alltel for $1.65 billion in cash, subject to certain adjustments which are not anticipated to be material. The Company's after-tax proceeds from the sale are anticipated to be approximately $1.3 billion.

      Although the Company's financing plans are not yet complete and will depend on market conditions and other factors, the Company currently plans to finance the pending Verizon acquisitions (along with the payment of debt due August 2002) with (i) proceeds from the sale of its wireless operations; (ii) net proceeds estimated to be $483.4 million from the Company's sale of Equity Units in May 2002 and (iii) net proceeds from a possible sale of debt securities later this year. If the Company requires cash before these sources of long-term financing are available, the Company intends to borrow cash on a short-term basis. Conversely, if the Company receives cash from these sources before it needs such cash, the Company intends to repay short-term debt.

      The Company currently intends to obtain $1.35 billion of short- and long-term syndicated credit facilities during the second quarter of 2002. Thus far, the Company has received preliminary commitments for a $600 million short-term bridge facility, and for portions of $750 million of short and long-term credit facilities. These preliminary commitments are subject to the lenders entering into satisfactory credit agreements and various other conditions. If the Company does not obtain these facilities or is unable to timely consummate the divestiture of its wireless operations, it would be required to seek alternative or additional financing. The Company cannot assure that this financing will be available on favorable terms.

      The following table contains certain information concerning the Company's material contractual obligations as of March 31, 2002.

                                                       Payments due by period
----------------------------------------------------------------------------------------------------------
Total contractual                          Less than                                           After
 obligations              Total             1 year          1-3 years          4-5 years      5 years
----------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Long-term debt,
 including current
 maturities             $2,998,362          916,966           240,667          259,484         1,581,245

Verizon purchase
 price obligation       $2,159,000        2,159,000                 -                -                 -
----------------------------------------------------------------------------------------------------------

      As of March 31, 2002, the Company had $500.1 million of undrawn committed bank lines of credit (the majority of which, as described above, expire in July and August 2002) and CenturyTel's subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At March 31, 2002, the Company had $5.0 million outstanding under such program.

      Following the issuance of the Equity Units in May 2002, Moody's Investors Service affirmed its rating of CenturyTel's long-term debt of Baa2 (with a stable outlook) and Standard & Poor's improved its rating of CenturyTel's long-term debt to BBB+ (with a stable outlook) from BBB+ (with a negative outlook).

                                  OTHER MATTERS

Accounting for the Effects of Regulation

      The Company currently accounts for its regulated telephone operations in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 may result in a material, noncash charge against earnings which would be reported as an extraordinary item.


Other

      The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $144.6 million at March 31, 2002. Such costs are expected to aggregate approximately $200 million upon completion (which is expected to occur in early 2003) and are expected to be amortized over a twenty-year period. A portion of these billing system costs that relate to the wireless business (currently estimated to be between $30 and $50 million) will be written off as part of discontinued operations if the pending sale of the Company's wireless operations is consummated.

      On May 13, 2002, the United States Supreme Court upheld the Federal Communications Commission's authority to set prices at which incumbent local exchange carriers must sell their network elements to competitors, ruling that such rate-setting methods are consistent with the Telecommunications Act of 1996. While competition from resellers through use of the Company's network is still limited in most of its markets, the Company will continue to witness increasing competition from a variety of facilities-based service providers, including wireless and cable companies.

                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      The majority of the Company's long-term debt obligations are fixed rate. At March 31, 2002, the fair value of the Company's long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $93.8 million decrease in fair value of the Company's long-term debt. As of March 31, 2002, the Company owed $305.0 million of debt on a floating-rate basis.

      At the end of the first quarter of 2002, the Company had outstanding an interest rate swap relating to $186.3 million of floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under this swap, which expires in August 2002, the Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three month intervals through the expiration date.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1:     Legal Proceedings
            -----------------

      On December 26, 2001, AT&T Corp. and one of its subsidiaries filed a complaint in the U.S. District Court for the Western District of Washington (Case No. CV0121512) seeking money damages against CenturyTel of the Northwest, Inc. The plaintiffs claim, among other things, that CenturyTel of the Northwest, Inc. has breached its obligations under an October 1994 stock purchase agreement to indemnify the plaintiffs for various environmental costs and damages relating to properties sold to the plaintiffs under such 1994 agreement. The Company has investigated this claim and believes it has numerous defenses available. If the plaintiffs are successful in recovering any sums under this litigation, the Company believes it is entitled to indemnification under agreements with third parties.

      On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Utility Commission ("APUC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APUC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. The Company filed an appeal with the Arkansas Supreme Court to move for a rehearing of the Court of Appeals decision. On May 9, 2002, the Arkansas Supreme Court denied a petition to review such case; therefore, the Court of Appeals' mandate vacating the two orders reverted back to the APUC for review. On May 13, 2002, the APUC granted approval for the intrastate access rates on an interim basis subject to pending rehearing and further appeal. Such issue is expected to be addressed by the APUC in the third quarter of 2002.


Item 6:      Exhibits and Reports on Form 8-K
             --------------------------------

       A.    Exhibits
             --------

             4.1 Agreements relating to equity units issued by CenturyTel in May 2002:

                    (a) Purchase Contract Agreement, dated as of May 1, 2002, between CenturyTel and Wachovia Bank, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit 4.13 to CenturyTel's Registration Statement on Form S-3, File No. 333-84276).

                    (b) Pledge Agreement, dated as of May 1, 2002, by and among CenturyTel, JPMorgan Chase Bank, as Collateral Agent, Custodial Agent, and Securities Intermediary, and Wachovia Bank, National Association, as Purchase Contract Agent (incorporated by reference to Exhibit
                          4.15 to CenturyTel's Registration Statement on Form S-3, File No. 333-84276).

                    (c) First Supplemental Indenture, dated as of May 1, 2002, between CenturyTel and Regions Bank, as Trustee, to the Indenture, dated as of March 31, 1994, between CenturyTel and Regions Bank, as Trustee, relating to CenturyTel's Senior Notes, Series J, due 2007 issued in connection with the equity units (incorporated by reference to Exhibit 4.2(b) to CenturyTel's Registration Statement on Form S-3, File No. 333-84276).


             11     Computations of Earnings Per Share.

       B.    Reports on Form 8-K
             -------------------

             The following item was reported in the Form 8-K filed January 31, 2002:

             Item 5. Other Events - Correction of wireless subscriber count in news release announcing fourth quarter 2001 operating results.

             The following item was reported in the Form 8-K filed February 1, 2002:

             Item 5. Other Events - News release announcing fourth quarter 2001 operating results.

             The following item was reported in the Form 8-K filed March 22, 2002:

             Item 5. Other Events - Execution of definitive sales agreement to sell the Company's wireless operations to ALLTEL Corporation.



                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CenturyTel, Inc.

Date: May 15, 2002                            /s/ Neil A. Sweasy
                                              --------------------------
                                              Neil A. Sweasy
                                              Vice President and Controller
                                              (Principal Accounting Officer)