Form 10-Q
period 2002-06-30
CENTURYTEL INC
filed 2002-08-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

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

                                         [X] Yes           [  ] No

      As of July 31, 2002, there were 141,871,426 shares of common stock outstanding.

                                CenturyTel, Inc.
                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--Three Months and
             Six Months Ended June 30, 2002 and 2001                         3-4

           Consolidated Statements of Comprehensive Income--
             Three Months and Six Months Ended June 30, 2002 and 2001          5

           Consolidated Balance Sheets--June 30, 2002 and
             December 31, 2001                                                 6

           Consolidated Statements of Stockholders' Equity--
             Six Months Ended June 30, 2002 and 2001                           7

           Consolidated Statements of Cash Flows--
             Six Months Ended June 30, 2002 and 2001                           8

           Notes to Consolidated Financial Statements                       9-14

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      15-28

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk    29

Part II.   Other Information:

       Item 1.  Legal Proceedings                                             30

       Item 4.  Submission of Matters to a Vote of Security Holders           30

       Item 6.  Exhibits and Reports on Form 8-K                              31

Signature                                                                     31

                          PART I. FINANCIAL INFORMATION
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three months                       Six months
                                                               ended June 30,                    ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2002           2001               2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars, except per share amounts,
                                                                          and shares in thousands)
OPERATING REVENUES
    Telephone                                         $    380,499         367,884          753,230         739,133
    Other                                                   58,203          41,366          108,390          81,719
-------------------------------------------------------------------------------------------------------------------
       Total operating revenues                            438,702         409,250          861,620         820,852
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses (exclusive
      of depreciation and amortization)                    230,033         204,472          436,877         407,968
    Corporate overhead costs allocable to
     discontinued operations (See Note 3)                    5,134           4,979            9,932           9,958
    Depreciation and amortization                           94,004         100,590          186,231         199,408
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                            329,171         310,041          633,040         617,334
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                           109,531          99,209          228,580         203,518
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                       (54,157)        (57,358)        (104,805)       (119,061)
    Nonrecurring gains and losses                            3,709         (10,500)           3,709         (10,500)
    Other income and expense                                 2,485           1,783              217           4,250
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                        (47,963)        (66,075)        (100,879)       (125,311)
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX EXPENSE                               61,568          33,134          127,701          78,207
    Income tax expense                                      21,360          12,066           44,636          30,288
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           40,208          21,068           83,065          47,919

DISCONTINUED OPERATIONS (See Note 3)
    Income from discontinued operations, net of
     $21,574, $79,988, $37,244 and $93,144 tax              38,555         133,173           66,465         153,044
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $     78,763         154,241          149,530         200,963
===================================================================================================================
NET INCOME, AS ADJUSTED FOR GOODWILL
    AMORTIZATION (See Notes 1 and 4)                  $     78,763         168,376          149,530         229,181
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)

                                                                Three months                       Six months
                                                               ended June 30,                    ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2002           2001               2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars, except per share amounts,
                                                                          and shares in thousands)

BASIC EARNINGS PER SHARE
    From continuing operations                        $        .28             .15              .59             .34
    From continuing operations, as adjusted*          $        .28             .23              .59             .51
    From discontinued operations                      $        .27             .95              .47            1.09
    From discontinued operations, as adjusted*        $        .27             .96              .47            1.12
    Basic earnings per share                          $        .56            1.10             1.06            1.43
    Basic earning per share, as adjusted*             $        .56            1.20             1.06            1.63
DILUTED EARNINGS PER SHARE
    From continuing operations                        $        .28             .15              .58             .34
    From continuing operations, as adjusted*          $        .28             .23              .58             .50
    From discontinued operations                      $        .27             .94              .47            1.08
    From discontinued operations, as adjusted*        $        .27             .95              .47            1.11
    Diluted earnings per share                        $        .55            1.09             1.05            1.41
    Diluted earnings per share, as adjusted*          $        .55            1.19             1.05            1.61

DIVIDENDS PER COMMON SHARE                            $      .0525             .05             .105             .10
===================================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                           141,243         140,720          141,136         140,656
===================================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                         142,705         142,059          142,679         142,271
===================================================================================================================

* As adjusted to reflect the after-tax effect of eliminating goodwill amortization in accordance with SFAS 142 (See Notes 1 and 4).

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              Three months                     Six months
                                                             ended June 30,                  ended June 30,
----------------------------------------------------------------------------------------------------------------
                                                          2002          2001               2002           2001
--------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

NET INCOME                                            $  78,763         154,241          149,530         200,963

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
     Unrealized holding gain arising during period,
       net of $7,109 and $5,560 tax                           -          13,202                -          10,325
----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                  $  78,763         167,443          149,530         211,288
================================================================================================================
COMPREHENSIVE INCOME,
 AS ADJUSTED FOR GOODWILL
 AMORTIZATION (See Notes 1 and 4)                     $  78,763         181,578          149,530         239,506
================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    June 30,         December 31,
                                                                                      2002               2001
-----------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                   $    302,070                3,496
    Accounts receivable, less allowance of $27,162 and $13,908                       174,837              205,990
    Materials and supplies, at average cost                                            9,848               10,916
    Other                                                                              9,063                9,511
-----------------------------------------------------------------------------------------------------------------
        Total current assets                                                         495,818              229,913
-----------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                  2,725,096            2,736,142
-----------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Goodwill                                                                       2,115,313            2,087,158
    Other                                                                            439,555              420,043
-----------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                         2,554,868            2,507,201
-----------------------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE (See Note 3)                                                    861,526              845,428
-----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $  6,637,308            6,318,684
=================================================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                        $    432,397              955,834
    Short-term debt                                                                        -               53,000
    Accounts payable                                                                  81,087               61,056
    Accrued expenses and other liabilities
        Salaries and benefits                                                         49,496               46,588
        Taxes                                                                         37,982               27,937
        Interest                                                                      52,938               49,191
        Other                                                                         12,460               15,968
    Advance billings and customer deposits                                            30,194               29,308
-----------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                    696,554            1,238,882
-----------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                     2,750,188            2,087,500
-----------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                               560,797              506,052
-----------------------------------------------------------------------------------------------------------------

LIABILITIES RELATED TO ASSETS HELD FOR SALE (See Note 3)                             171,680              148,870
-----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 141,660,660 and 141,232,806 shares                      141,661              141,233
    Paid-in capital                                                                  509,939              524,668
    Retained earnings                                                              1,800,514            1,666,004
    Unearned ESOP shares                                                              (2,000)              (2,500)
    Preferred stock - non-redeemable                                                   7,975                7,975
-----------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                 2,458,089            2,337,380
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                    $  6,637,308            6,318,684
=================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                   Six months
                                                                                                 ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                             2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                                             (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                                   $     141,233          140,667
    Conversion of convertible securities into common stock                                       -              254
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                                              428               99
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                               141,661          141,020
-------------------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                                         524,668          509,840
    Equity unit issuance costs and contract adjustment payments                            (24,271)               -
    Conversion of convertible securities into common stock                                       -            3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                              8,149            1,835
    Amortization of unearned compensation and other                                          1,393            1,986
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                               509,939          516,707
-------------------------------------------------------------------------------------------------------------------

UNREALIZED HOLDING GAIN ON INVESTMENTS, NET OF TAXES
    Balance at beginning of period                                                               -           25,471
    Change in unrealized holding gain on investments, net of tax                                 -           10,325
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                                     -           35,796
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                                       1,666,004        1,351,626
    Net income                                                                             149,530          200,963
    Cash dividends declared
        Common stock-$.105 and $.10 per share, respectively                                (14,821)         (14,169)
        Preferred stock                                                                       (199)            (199)
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                             1,800,514        1,538,221
-------------------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                                          (2,500)          (3,500)
    Release of ESOP shares                                                                     500              500
-------------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                                (2,000)          (3,000)
-------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                                                   7,975            7,975
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                           $   2,458,089        2,236,719
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   Six months
                                                                                                 ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                             2002            2001
-------------------------------------------------------------------------------------------------------------------
                                                                                            (Dollars in thousands)

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
    Net income                                                                       $     149,530          200,963
    Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from discontinued operations, net of tax                                      (66,465)        (153,044)
      Depreciation and amortization                                                        186,231          199,408
      Deferred income taxes                                                                 29,259          (20,133)
      Nonrecurring gains and losses                                                         (3,709)          10,500
    Changes in current assets and current liabilities:
        Accounts receivable                                                                 34,958           38,281
        Accounts payable                                                                     7,610          (21,116)
        Other accrued taxes                                                                 10,045           46,211
        Other current assets and other current liabilities, net                             19,423           (2,390)
    Increase in other noncurrent assets                                                    (14,408)         (41,815)
    Increase (decrease) in other noncurrent liabilities                                     12,393           (2,333)
    Other, net                                                                              14,256           10,817
-------------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities from continuing operations                 379,123          265,349
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
    Payments for property, plant and equipment                                            (179,033)        (209,722)
    Acquisitions, net of cash acquired                                                     (43,768)         (47,131)
    Other, net                                                                               3,413           (1,812)
--------------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities from continuing operations                    (219,388)        (258,665)
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
    Proceeds from issuance of debt                                                         503,249            1,367
    Payments of debt                                                                      (416,498)        (142,086)
    Proceeds from issuance of common stock                                                   8,577            1,934
    Cash dividends                                                                         (15,020)         (14,368)
    Equity units issuance costs                                                            (15,867)               -
    Other, net                                                                               1,221            1,106
-------------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) financing activities from continuing operations        65,662         (152,047)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 3)                                   73,177          165,506
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                  298,574           20,143

Cash and cash equivalents at beginning of period                                             3,496           11,523
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                          $      302,070           31,666
===================================================================================================================

Supplemental cash flow information:
    Income taxes paid                                                               $       25,389           13,726
===================================================================================================================
    Interest paid (net of capitalized interest of $840  and $2,942)                 $      100,260          117,900
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (UNAUDITED)

(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's current report on Form 8-K dated March 19, 2002 and filed August 13, 2002. Certain 2001 amounts have been reclassified to be consistent with the Company's 2002 presentation.

      The unaudited financial information for the three months and six months ended June 30, 2002 and 2001 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Each adjustment reflected in the consolidated statements of income and comprehensive income by use of the term "as adjusted for goodwill amortization" reflects the effects of SFAS 142, as more fully described in Note 4.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (which was consummated on August 1, 2002) (see Note
3), such operations have been reflected as discontinued operations for the three months and six months ended June 30, 2002. Assets and liabilities related to the Company's wireless operations are reflected as "Held for sale" on the accompanying consolidated balance sheets. Results of operations for 2001 have been restated to conform to this presentation.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                   June 30,       Dec. 31,
                                                     2002           2001
----------------------------------------------------------------------------
                                                   (Dollars in thousands)

Telephone, at original cost                  $   5,385,714         5,292,255
Accumulated depreciation                        (2,971,117)       (2,839,268)
----------------------------------------------------------------------------
                                                 2,414,597         2,452,987
----------------------------------------------------------------------------

Other, at cost                                     488,999           446,920
Accumulated depreciation                          (178,500)         (163,765)
----------------------------------------------------------------------------
                                                   310,499           283,155
----------------------------------------------------------------------------

                                             $   2,725,096         2,736,142
============================================================================

(3)   Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.58 billion in cash (see Note 7 for additional information). As a result, the Company's wireless operations have been reflected as discontinued operations and as assets and liabilities held for sale in the Company's consolidated financial statements as of and for the six months ended June 30, 2002. Amounts reported for 2001 have been restated to conform to the 2002 presentation. The depreciation and amortization of long-lived and intangible assets related to the wireless operations ceased on March 19, 2002, the date of the definitive agreement to sell such operations.

      The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations.

                                                       Three months                      Six months
                                                      ended June 30,                   ended June 30,
---------------------------------------------------------------------------------------------------------
                                                    2002         2001                 2002         2001
---------------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Operating revenues                              $  106,272       109,686            208,693        214,092
----------------------------------------------------------------------------------------------------------
Operating income (1)                            $   51,409        35,996             86,425         65,895
Income from unconsolidated cellular entities        12,682        10,705             24,196         16,026
Minority interest expense                           (4,039)       (3,064)            (6,910)        (5,701)
Nonrecurring gains and losses                            -       166,928                  -        166,928
Other income and (expense)                              77         2,596                 (2)         3,040
----------------------------------------------------------------------------------------------------------
Pre-tax income from discontinued operations         60,129       213,161            103,709        246,188
Income tax expense                                 (21,574)      (79,988)           (37,244)       (93,144)
----------------------------------------------------------------------------------------------------------
Income from discontinued operations             $   38,555       133,173             66,465        153,044
==========================================================================================================

(1) Excludes corporate overhead costs of $5.1 million, $5.0 million, $9.9 million, and $10.0 million for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001, respectively, allocated to the wireless operations that the Company expects to continue to incur subsequent to the disposal of the wireless operations.

      The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations.

                                                                       Six months
                                                                     ended June 30,
--------------------------------------------------------------------------------------
                                                                   2002         2001
--------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Net cash provided by operating activities                   $  83,078           79,765
Net cash provided by (used in) investing activities            (9,901)          85,741
Net cash used in financing activities                               -                -
--------------------------------------------------------------------------------------
    Net cash provided by discontinued operations            $  73,177          165,506
======================================================================================

      The following table represents the net assets of the discontinued wireless operations as of June 30, 2002 and December 31, 2001, which are classified as held for sale on the consolidated balance sheets.

                                                                      June 30,       Dec. 31,
                                                                        2002           2001
----------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Current assets                                                     $   67,070           70,360
Net property, plant and equipment                                     271,578          263,421
Goodwill                                                              384,446          384,326
Other assets                                                          138,432          127,321
----------------------------------------------------------------------------------------------
    Assets held for sale                                           $  861,526          845,428
==============================================================================================

Current liabilities                                                $   73,944           55,074
Deferred credits and other liabilities                                 97,736           93,796
----------------------------------------------------------------------------------------------
    Liabilities related to assets held for sale                    $  171,680          148,870
==============================================================================================

(4)   Goodwill and other intangible assets

      The following information relates to the Company's goodwill as of June 30, 2002 and December 31, 2001:

                                                        June 30,       Dec. 31,
                                                          2002           2001
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                              $  2,075,886       2,074,036
     Other operations                                     39,427          13,122
--------------------------------------------------------------------------------
         Total goodwill                             $  2,115,313       2,087,158
================================================================================

      Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit were based on valuation models using techniques such as multiples of earnings. The Company has completed the initial transitional goodwill impairment test of SFAS 142 and has determined its goodwill is not impaired.

      Certain customer base assets in the Company's wireless operations (which are reflected as assets held for sale) constitute intangible assets that, prior to March 19, 2002, were subject to amortization in accordance with SFAS 142. The gross carrying amount (and accumulated amortization) of these assets was $22.7 million ($19.6 million) as of June 30, 2002 and $22.7 million ($18.5 million) as of December 31, 2001. Total amortization expense for the first six months of 2002 (which is reflected in discontinued operations) was $1.1 million. Such amortization was ceased upon the classification of such assets as held for sale on March 19, 2002.

      The following is a reconciliation of reported net income and reported earnings per share to the amounts that would have been reported for periods ending prior to December 31, 2001 had the Company been subject to SFAS 142 during 2001.

                                                    Three months                     Six months
                                                   ended June 30,                  ended June 30,
----------------------------------------------------------------------------------------------------
                                                2002           2001              2002          2001
----------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands, except per share amounts)

Net income, as reported                      $ 78,763        154,241           149,530       200,963
Goodwill amortization, net of taxes                 -         14,135                 -        28,218
----------------------------------------------------------------------------------------------------
Net income, as adjusted                      $ 78,763        168,376           149,530       229,181
====================================================================================================

Basic earnings per share, as reported        $    .56          1.10               1.06          1.43
Goodwill amortization, net of taxes                 -           .10                  -           .20
----------------------------------------------------------------------------------------------------
Basic earnings per share, as adjusted        $    .56          1.20               1.06          1.63
====================================================================================================

Diluted earnings per share, as reported      $    .55          1.09               1.05          1.41
Goodwill amortization, net of taxes                 -           .10                  -           .20
----------------------------------------------------------------------------------------------------
Diluted earnings per share, as adjusted      $    .55          1.19               1.05          1.61
====================================================================================================

(5)   Business Segments

      The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations (see Note 3). Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

                                                       Three months                       Six months
                                                      ended June 30,                    ended June 30,
---------------------------------------------------------------------------------------------------------
                                                    2002          2001               2002           2001
---------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Operating revenues
     Telephone                                 $  380,499       367,884            753,230        739,133
     Other operations                              58,203        41,366            108,390         81,719
---------------------------------------------------------------------------------------------------------
Total operating revenues                       $  438,702       409,250            861,620        820,852
=========================================================================================================

Operating income
     Telephone                                 $  103,709        99,382            221,677        203,363
     Other operations                              10,956         4,806             16,835         10,113
     Corporate overhead costs allocable to
      discontinued operations (See Note 3)         (5,134)       (4,979)            (9,932)        (9,958)
---------------------------------------------------------------------------------------------------------
Total operating income                         $  109,531        99,209            228,580        203,518
=========================================================================================================

Operating income                               $  109,531        99,209            228,580        203,518
Interest expense                                  (54,157)      (57,358)          (104,805)      (119,061)
Nonrecurring gains and losses                       3,709       (10,500)             3,709        (10,500)
Other income and expense                            2,485         1,783                217          4,250
---------------------------------------------------------------------------------------------------------
Income from continuing operations
 before income tax expense                     $   61,568        33,134            127,701         78,207
=========================================================================================================

                                                        June 30,       Dec. 31,
                                                          2002           2001
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Assets
    Telephone                                       $  4,677,059       4,754,522
    Other operations                                   1,098,723         718,734
    Assets held for sale (See Note 3)                    861,526         845,428
--------------------------------------------------------------------------------
Total assets                                        $  6,637,308       6,318,684
================================================================================

(6)   Financing Arrangements

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of Equity Units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million Equity Units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes will mature in May 2007. The total distributions on the Equity Units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%). Each stock purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 in exchange for $25, subject to certain adjustments and exceptions.

      The Equity Units are reflected on the balance sheet as long-term debt in the amount of $500 million. Interest expense is accrued at a rate of 6.02%, the initial interest rate of the senior notes. The present value of the contract adjustment payments was recorded as a reduction to paid-in capital and as a liability upon the issuance of the Equity Units. Subsequent contract adjustment payments will be allocated between the liability and interest expense based on the effective interest method over the three-year life of the purchase contract. The issuance costs were allocated to the debt and equity components of the Equity Units. The debt issuance costs ($3.3 million) were computed based on typical costs of a debt transaction and will be amortized to interest expense over the term of the senior notes. The remainder of the issuance costs ($12.6 million) were treated as a cost of raising equity and recorded as a charge to paid-in capital.

      On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term out option. The agents for these credit facilities are JP Morgan Chase Bank, Wachovia Bank, Bank of America, Bank One and SunTrust Bank. These facilities are designed to replace maturing credit facilities.

      As a result of entering into the above $800 million long-term credit facilities (which will be used to refinance a credit facility expiring in late August 2002), $173.4 million of indebtedness that would otherwise have been classified as short-term has been classified as long-term on the Company's accompanying consolidated balance sheet as of June 30, 2002.

(7)   Subsequent Events

      On July 1, 2002, the Company completed the acquisition of approximately 300,000 telephone access lines in the state of Alabama from Verizon for approximately $1.0 billion cash. The assets purchased include (i) all telephone access lines (which numbered nearly 300,000) and related property and equipment comprising Verizon's local exchange operations in 90 exchanges in predominantly rural markets throughout Alabama, (ii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges and (iii) approximately 1,400 route miles of fiber optic cable within the purchased exchanges. The acquired assets do not include Verizon's cellular, personal communications services ("PCS"), long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company will not assume any liabilities of Verizon other than (i) those associated with contracts, facilities and certain other assets transferred in connection with the purchase and (ii) certain employee-related liabilities, including liabilities for postretirement health benefits. To finance this acquisition on a short-term basis, the Company (i) utilized net proceeds of approximately $483.4 million from the issuance of Equity Units in early May 2002, (ii) borrowed
$395 million on a floating rate basis under its $600 million short-term bridge loan facility, (iii) utilized approximately $85 million of available cash on hand and (iv) financed the remainder of the purchase price from the issuance of commercial paper.

      On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.58 billion cash. In connection with this transaction, the Company divested its (i) interests in its majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops, (ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and
(iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa. Proceeds from the sale of the wireless operations are expected to ultimately be used to finance the Company's pending acquisition of telephone access lines in Missouri from Verizon for approximately $1.159 billion (which is expected to close on or about August 31, 2002) and to reduce outstanding indebtedness.

(8)   Commitments and Contingencies

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

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's current report on Form 8-K dated March 19, 2002 and filed August 13, 2002. The results of operations for the three months and six months ended June 30, 2002 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 21 states. On August 1, 2002 (pursuant to a definitive agreement signed March 19, 2002), the Company sold its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.58 billion in cash. As a result, the Company's wireless operations for the three months and six months ended June 30, 2002 and 2001 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including successfully financing and timely consummating its pending Missouri Verizon acquisition, integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the direct and indirect effects on the Company's business resulting from the financial difficulties of other communications companies, including the effect on the Company's ability to collect receivables from financially troubled carriers and its ability to access the capital markets on the same terms as in the past; and the effects of more general factors such as changes in interest rates, in the capital markets, in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS
                    Three Months Ended June 30, 2002 Compared
                       to Three Months Ended June 30, 2001

      Net income (and diluted earnings per share) was $78.8 million ($.55) and $154.2 million ($1.09) for the second quarter of 2002 and 2001, respectively. Income from continuing operations was $40.2 million for the second quarter of 2002 and $21.1 million for the second quarter of 2001. Diluted earnings per share from continuing operations was $.28 during the second quarter of 2002 compared to $.15 during the second quarter of 2001. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the three months ended June 30, 2001 been subject to SFAS 142, income from continuing operations (and diluted earnings per share) would have been $32.7 million ($.23) and net income (and diluted earnings per share) would have been $168.4 million ($1.19).

      Exclusive of the effects of nonrecurring items, diluted earnings per share (as adjusted for goodwill amortization) would have been $.60 and $.48 for the second quarter of 2002 and 2001, respectively. Nonrecurring items in the second quarter of 2002 include a net negative impact ($7.3 million; $.05 per share) of nonrecurring items consisting of a $15.0 million pre-tax charge ($.07 per share) for uncollectible receivables primarily related to the bankruptcy of WorldCom, Inc. and a $3.7 million pre-tax gain ($.02 per share) on the sale of certain non-strategic assets. Net income in the second quarter of 2001 includes a net favorable impact of nonrecurring items ($100.7 million; $.71 per share) consisting of a gain on sale of PCS licenses ($.76 per share) and the write-down of certain non-operating investments ($.05 per share).

                                                                                     Three months
                                                                                    ended June 30,
-------------------------------------------------------------------------------------------------------
                                                                                2002              2001
-------------------------------------------------------------------------------------------------------
                                                                             (Dollars, except per share
                                                                                  amounts, and
                                                                                shares in thousands)
Operating income
     Telephone                                                            $  103,709            99,382
     Other                                                                    10,956             4,806
     Corporate overhead costs allocable to discontinued operations            (5,134)           (4,979)
------------------------------------------------------------------------------------------------------
                                                                             109,531            99,209
Interest expense                                                             (54,157)          (57,358)
Nonrecurring gains and losses                                                  3,709           (10,500)
Other income and expense                                                       2,485             1,783
Income tax expense                                                           (21,360)          (12,066)
------------------------------------------------------------------------------------------------------
Income from continuing operations                                             40,208            21,068
Discontinued operations, net of tax                                           38,555           133,173
------------------------------------------------------------------------------------------------------
Net income                                                                $   78,763           154,241
======================================================================================================
Net income, as adjusted for goodwill amortization                         $   78,763           168,376
======================================================================================================

Basic earnings per share
     From continuing operations                                           $      .28               .15
     From continuing operations, as adjusted for goodwill amortization    $      .28               .23
     From discontinued operations                                         $      .27               .95
     From discontinued operations, as adjusted for goodwill amortization  $      .27               .96
     Basic earnings per share                                             $      .56              1.10
     Basic earnings per share, as adjusted for goodwill amortization      $      .56              1.20

Diluted earnings per share
     From continuing operations                                           $      .28               .15
     From continuing operations, as adjusted for goodwill amortization    $      .28               .23
     From discontinued operations                                         $      .27               .94
     From discontinued operations, as adjusted for goodwill amortization  $      .27               .95
     Diluted earnings per share                                           $      .55              1.09
     Diluted earnings per share, as adjusted for goodwill amortization    $      .55              1.19

Average basic shares outstanding                                             141,243           140,720
======================================================================================================

Average diluted shares outstanding                                           142,705           142,059
======================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended June 30, 2002 and 2001 were as follows:

                                                             Three months
                                                            ended June 30,
----------------------------------------------------------------------------------
                                                           2002        2001
----------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                  86.7%       89.9
     Other operations                                      13.3%       10.1

Operating income
     Telephone operations                                  94.7%      100.2
     Other operations                                      10.0%        4.8
     Corporate overhead costs allocable to
       discontinued operations                             (4.7)%      (5.0)
---------------------------------------------------------------------------------

Telephone Operations

                                                          Three months
                                                         ended June 30,
-------------------------------------------------------------------------
                                                       2002          2001
-------------------------------------------------------------------------
                                                    (Dollars in thousands)

Operating revenues
     Local service                                $ 125,357       123,293
     Network access                                 220,702       212,570
     Other                                           34,440        32,021
-------------------------------------------------------------------------
                                                    380,499       367,884
-------------------------------------------------------------------------
Operating expenses
     Plant operations                                96,147        93,490
     Customer operations                             32,385        28,814
     Corporate and other                             58,099        47,271
     Depreciation and amortization                   90,159        98,927
-------------------------------------------------------------------------
                                                    276,790       268,502
-------------------------------------------------------------------------
Operating income                                  $ 103,709        99,382
=========================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of June 30, 2002, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $4.3 million (4.4%) due to an increase in operating revenues of $12.6 million (3.4%) partially offset by an increase in operating expenses of $8.3 million (3.1%).

      Of the $2.1 million (1.7%) increase in local service revenues, $1.7 million was due to the increased provision of custom calling features.

      Network access revenues increased $8.1 million (3.8%) in the second quarter of 2002 primarily due to a $5.8 million increase in revenues from the federal Universal Service Fund, a $3.0 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies, a $2.5 million increase in rates in certain jurisdictions, and a $1.0 million increase due to revisions of prior year revenue settlement agreements. Such increases were partially offset by a $5.9 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless services).

      Other revenues increased $2.4 million (7.6%) due to a $1.2 million increase in directory revenue and a $1.5 million increase due to revisions of prior year revenue settlement agreements.

      Access lines declined 0.1% during the three months ended June 30, 2002. Access line growth during the three months ended June 30, 2001 was 1.1%. The Company believes the decline in the number of access lines during 2002 is primarily due to general economic conditions in the Company's markets, disconnecting service to customers for non-payment and the displacement of traditional wireline telephone services by other services.

      During the second quarter of 2002, the Company incurred aggregate operating expenses of approximately $3.1 million associated with two pending Verizon acquisitions, one of which was completed July 1, 2002 and the other of which is expected to be completed on or about August 31, 2002.

      Plant operations expenses increased $2.7 million (2.8%), of which $4.9 million related to increases in salaries and benefits and $3.4 million related to an increase in network costs. Such increases were partially offset by a $4.7 million decrease in access expense primarily as a result of changes in certain optional calling plans in Arkansas approved in late 2001.

      During the second quarter of 2002 customer operations expenses increased $3.6 million (12.4%) primarily due to a $2.7 million increase in salaries and benefits.

      Corporate and other expenses increased $10.8 million (22.9%) primarily due to an $8.1 million increase in the provision for doubtful accounts and a $1.8 million increase in salaries and benefits. The Company recorded a provision for uncollectible receivables, primarily related to the bankruptcy of WorldCom, Inc., in the amount of $15.0 million during the second quarter of 2002.

      Depreciation and amortization decreased $8.8 million (8.9%), of which $14.7 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was partially offset by a $6.4 million increase in depreciation expense due to higher levels of plant in service.

Other Operations

                                                               Three months
                                                              ended June 30,
--------------------------------------------------------------------------------
                                                          2002             2001
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues
     Long distance                                   $   34,462           28,514
     Internet                                            14,706            8,718
     Other                                                9,035            4,134
--------------------------------------------------------------------------------
                                                         58,203           41,366
--------------------------------------------------------------------------------
Operating expenses
     Cost of sales and operating expenses                43,402           34,897
     Depreciation and amortization                        3,845            1,663
--------------------------------------------------------------------------------
                                                         47,247           36,560
--------------------------------------------------------------------------------
Operating income                                     $   10,956            4,806
================================================================================

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

      The $5.9 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use. The number of long distance customers as of June 30, 2002 and 2001 was 536,400 and 414,500, respectively. Internet revenues increased $6.0 million due to growth in the number of customers, primarily due to the expansion of the Company's digital subscriber line ("DSL") product offering. Other revenues increased $4.9 million primarily due to increased revenues in the Company's competitive local exchange carrier ("CLEC") business primarily due to an acquisition of certain CLEC operations in the first quarter of 2002.

      Cost of sales and operating expenses increased $8.5 million primarily due to (i) a $5.7 million increase in expenses associated with the Company's long distance operations (of which $2.9 million was due to increased minutes of use; $1.0 million was due to an increase in the provision for doubtful accounts; and $828,000 related to increased sales and marketing costs); (ii) a $3.4 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $3.3 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $2.3 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

      Depreciation and amortization increased $2.2 million primarily due to increased depreciation expense in the Company's CLEC (primarily due to the acquisition consummated in the first quarter of 2002) and fiber network businesses.

Interest Expense

      Interest expense decreased $3.2 million (5.6%) in the second quarter of 2002 compared to the second quarter of 2001 substantially due to decreased debt outstanding.

Nonrecurring gains and losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a Personal Communication Services ("PCS") license.

      In the second quarter of 2001, the Company recorded a $10.5 million pre-tax charge due to the write-down in the value of a non-operating investment.

Income Tax Expense

      Income tax expense from continuing operations increased $9.3 million in the second quarter of 2002 compared to the second quarter of 2001 primarily due to an increase in income before taxes. The effective income tax rate (from continuing operations) was 34.7% and 36.4% for the three months ended June 30, 2002 and 2001, respectively. Such decrease in the effective tax rate is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.58 billion in cash. As a result, the Company's wireless operations for the three months ended June 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for the three months ended June 30, 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

                                                                        Three months
                                                                       ended June 30,
-----------------------------------------------------------------------------------------
                                                                   2002            2001
-----------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Operating revenues                                             $ 106,272          109,686
Operating expenses, exclusive of corporate overhead costs      $ (54,863)         (73,690)
Income from unconsolidated cellular entities                   $  12,682           10,705
Minority interest expense                                      $  (4,039)          (3,064)
Nonrecurring gains and losses                                  $       -          166,928
Other income and (expense)                                     $      77            2,596
Income tax expense                                             $ (21,574)         (79,988)
Income from discontinued operations, net of tax                $  38,555          133,173

      Wireless operating revenues decreased $3.4 million (3.1%) primarily due to a $1.7 million decrease in roaming revenues due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use), a $941,000 decrease in service revenues associated principally with a reduction in rates, and a $731,000 decrease in equipment sales.

      Operating expenses, exclusive of corporate overhead costs, decreased
$18.8 million (25.5%) primarily due to (i) a decrease in depreciation and amortization expense of $15.6 million primarily due to a $12.9 million decrease resulting from the ceasing of depreciation and amortization of long-lived and intangible assets in connection with the announced sale of the wireless business (effective March 19, 2002) and a $2.7 million decrease resulting from the ceasing of goodwill amortization in accordance with SFAS 142 (effective January 1, 2002); (ii) a $1.8 million decrease in cost of sales due to a decrease in units sold and cost per unit; and (iii) a $1.9 million decrease in sales and marketing expenses.

      Nonrecurring gains and losses in the second quarter of 2001 relate to the sale of 30 PCS licenses to Leap Wireless, Inc.

                     Six Months Ended June 30, 2002 Compared
                        to Six Months Ended June 30, 2001

      Net income (and diluted earnings per share) was $149.5 million ($1.05) and $201.0 million ($1.41) for the first six months of 2002 and 2001, respectively. Income from continuing operations was $83.1 million for the first six months of 2002 and $47.9 million for the first six months of 2001. Diluted earnings per share from continuing operations was $.58 during the first six months of 2002 compared to $.34 during the first six months of 2001. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the six months ended June 30, 2001 been subject to SFAS 142, income from continuing operations (and diluted earnings per share) would have been $71.2 million ($.50) and net income (and diluted earnings per share) would have been $229.2 million ($1.61).

      Exclusive of nonrecurring items, diluted earnings per share (as adjusted for goodwill amortization) would have been $1.11 and $.91 for the six months ended June 30, 2002 and 2001, respectively. Nonrecurring items for the first six months of 2002 include a net negative impact ($9.3 million; $.06 per share) of nonrecurring items consisting of (i) a $15.0 million pre-tax charge ($.07 per share) for uncollectible receivables primarily related to the bankruptcy of WorldCom, Inc., (ii) a $3.0 million charge ($.01 per share) associated with responding to an unsolicited takeover proposal and (iii) a $3.7 million pre-tax gain ($.02 per share) on the sale of certain non-strategic assets. Net income for the first six months of 2001 includes a net favorable impact ($99.5 million; $.70 per share) of nonrecurring items consisting of (i) gain on sale of PCS licenses ($.76 per share), (ii) the write-down of certain non-operating investments ($.05 per share) and (iii) costs incurred related to an ice storm ($.01 per share).

                                                                                      Six months
                                                                                    ended June 30,
------------------------------------------------------------------------------------------------------------
                                                                              2002                  2001
------------------------------------------------------------------------------------------------------------
                                                                          (Dollars, except per share amounts,
                                                                                and shares in thousands)
Operating income
     Telephone                                                            $  221,677                  203,363
     Other                                                                    16,835                   10,113
     Corporate overhead costs allocable to discontinued operations            (9,932)                  (9,958)
-------------------------------------------------------------------------------------------------------------
                                                                             228,580                  203,518
Interest expense                                                            (104,805)                (119,061)
Nonrecurring gains and losses                                                  3,709                  (10,500)
Other income and expense                                                         217                    4,250
Income tax expense                                                           (44,636)                 (30,288)
-------------------------------------------------------------------------------------------------------------
Income from continuing operations                                             83,065                   47,919
Discontinued operations, net of tax                                           66,465                  153,044
-------------------------------------------------------------------------------------------------------------
Net income                                                                $  149,530                  200,963
=============================================================================================================
Net income, as adjusted for goodwill amortization                         $  149,530                  229,181
=============================================================================================================

Basic earnings per share
     From continuing operations                                           $      .59                     .34
     From continuing operations, as adjusted for goodwill amortization    $      .59                     .51
     From discontinued operations                                         $      .47                    1.09
     From discontinued operations, as adjusted for goodwill amortization  $      .47                    1.12
     Basic earnings per share                                             $     1.06                    1.43
     Basic earnings per share, as adjusted for goodwill amortization      $     1.06                    1.63

Diluted earnings per share
     From continuing operations                                           $      .58                     .34
     From continuing operations, as adjusted for goodwill amortization    $      .58                     .50
     From discontinued operations                                         $      .47                    1.08
     From discontinued operations, as adjusted for goodwill amortization  $      .47                    1.11
     Diluted earnings per share                                           $     1.05                    1.41
     Diluted earnings per share, as adjusted for goodwill amortization    $     1.05                    1.61

Average basic shares outstanding                                             141,136                 140,656
============================================================================================================

Average diluted shares outstanding                                           142,679                 142,271
============================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the six months ended June 30, 2002 and 2001 were as follows:

                                                                               Six months
                                                                             ended June 30,
---------------------------------------------------------------------------------------------
                                                                            2002       2001
---------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                                   87.4%        90.0
     Other operations                                                       12.6%        10.0

Operating income
     Telephone operations                                                   97.0%        99.9
     Other operations                                                        7.4%         5.0
     Corporate overhead costs allocable to discontinued operations          (4.4)%       (4.9)
---------------------------------------------------------------------------------------------

Telephone Operations

                                                               Six months
                                                             ended June 30,
--------------------------------------------------------------------------------
                                                        2002               2001
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Local service                                $   249,234            244,454
     Network access                                   437,278            426,437
     Other                                             66,718             68,242
--------------------------------------------------------------------------------
                                                      753,230            739,133
--------------------------------------------------------------------------------

Operating expenses
     Plant operations                                 187,233            187,375
     Customer operations                               62,323             58,071
     Corporate and other                              102,495             94,036
     Depreciation and amortization                    179,502            196,288
--------------------------------------------------------------------------------
                                                      531,553            535,770
--------------------------------------------------------------------------------

Operating income                                  $   221,677            203,363
================================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 21 states. As of June 30, 2002, approximately 87% of the Company's 1.8 million access lines were in Wisconsin, Arkansas, Washington, Missouri, Michigan, Louisiana, Colorado, Ohio and Oregon.

      Telephone operating income increased $18.3 million (9.0%) due to an increase in operating revenues of $14.1 million (1.9%) and a decrease in operating expenses of $4.2 million (.8%).

      The $4.8 million (2.0%) increase in local service revenues was primarily due to a $3.3 million increase in the provision of custom calling features.

      Network access revenues increased $10.8 million (2.5%) in the first six months of 2002 primarily due to a $7.3 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies, a $5.8 million increase in revenues from the federal Universal Service Fund, and a $5.3 million increase in rates in certain jurisdictions. Such increases were partially offset by a $10.6 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless services).

      Access lines declined 0.3% during the six months ended June 30, 2002. Access line growth during the six months ended June 30, 2001 was .8%. The Company believes the decline in the number of access lines during 2002 is primarily due to general economic conditions in the Company's markets, disconnecting service to customers for non-payment and the displacement of traditional wireline telephone services by other services.

      During the first six months of 2002, the Company incurred aggregate operating expenses of approximately $3.7 million associated with two pending Verizon acquisitions, one of which was completed July 1, 2002 and the other of which is expected to be completed on or about August 31, 2002.

      Plant operations expenses decreased $142,000 (.1%), of which $10.1 million related to a decrease in access expenses primarily as a result of changes in certain optional calling plans in Arkansas approved in late 2001 and $3.1 million related to a decrease in repair and maintenance costs. Such decreases were substantially offset by a $8.0 million increase in salaries and benefits and a $4.6 million increase in network costs.

      During the first six months of 2002 customer operations expenses increased $4.3 million (7.3%) primarily due to a $2.3 million increase in salaries and benefits and $1.3 million increase in customer service expenses.

      Corporate and other expenses increased $8.5 million (9.0%) primarily due to a $8.6 million increase in the provision for doubtful accounts and a $3.2 million increase in salaries and benefits. The Company recorded a provision for uncollectible receivables, primarily related to the bankruptcy of WorldCom, Inc., in the amount of $15.0 million during the first six months of 2002. Such increases were partially offset by a $1.8 million decrease in expenses related to the provision of CPE services.

      Depreciation and amortization decreased $16.8 million (8.6%), of which $29.3 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was partially offset by a $13.3 million increase in depreciation expense due to higher levels of plant in service.

Other Operations

                                                             Six months
                                                           ended June 30,
-----------------------------------------------------------------------------
                                                       2002            2001
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues
     Long distance                                $   66,279           56,114
     Internet                                         27,267           17,117
     Other                                            14,844            8,488
-----------------------------------------------------------------------------
                                                     108,390           81,719
-----------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses             84,826           68,486
     Depreciation and amortization                     6,729            3,120
-----------------------------------------------------------------------------
                                                      91,555           71,606
-----------------------------------------------------------------------------

Operating income                                  $   16,835           10,113
=============================================================================

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

      The $10.2 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use. The number of long distance customers as of June 30, 2002 and 2001 was 536,400 and 414,500, respectively. Internet revenues increased $10.2 million due to growth in the number of customers, primarily due to the expansion of the Company's DSL product offering. Other revenues increased $6.4 million primarily due to increased revenues in the Company's CLEC business primarily due to an acquisition of certain CLEC operations in the first quarter of 2002.

      Cost of sales and operating expenses increased $16.3 million primarily due to (i) an $11.3 million increase in expenses associated with the Company's long distance operations (of which $4.9 million was due to increased minutes of use; $2.6 million related to increased sales and marketing costs; $2.5 million was due to an increase in the provision for doubtful accounts; and $1.0 million was due to an increase in billing and collection costs); (ii) a $6.2 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $5.9 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $4.0 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

      Depreciation and amortization increased $3.6 million (115.7%) primarily due to increased depreciation expense in the Company's fiber network and CLEC businesses.

Interest Expense

      Interest expense decreased $14.3 million (12.0%) in the first six months of 2002 compared to the first six months of 2001 due to decreased debt outstanding and decreased rates.

Nonrecurring gains and losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a PCS license.

      In the second quarter of 2001, the Company recorded a $10.5 million pre-tax charge due to the write-down in the value of a non-operating investment.

Other Income and Expense

      Other income decreased $4.0 million (94.9%) primarily due to $3.0 million of costs recorded in the first quarter of 2002 associated with responding to an unsolicited takeover proposal and a $2.1 million reduction in capitalized interest.

Income Tax Expense

      Income tax expense from continuing operations increased $14.3 million in the first six months of 2002 compared to the first six months of 2001 primarily due to an increase in income before taxes. The effective income tax rate (from continuing operations) was 35.0% and 38.7% for the six months ended June 30, 2002 and 2001, respectively. Such decrease in the effective tax rate is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.58 billion in cash. As a result, the Company's wireless operations for the six months ended June 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for the six months ended June 30, 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

                                                                       Six months
                                                                      ended June 30,
-----------------------------------------------------------------------------------------
                                                                   2002            2001
-----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Operating revenues                                            $  208,693          214,092
Operating expenses, exclusive of corporate overhead costs     $ (122,268)        (148,197)
Income from unconsolidated cellular entities                  $   24,196           16,026
Minority interest expense                                     $   (6,910)          (5,701)
Nonrecurring gains and losses                                 $        -          166,928
Other income and (expense)                                    $       (2)           3,040
Income tax expense                                            $  (37,244)         (93,144)
Income from discontinued operations, net of tax               $   66,465          153,044


      Wireless operating revenues decreased $5.4 million (2.5%) primarily due to a $3.1 million decrease in roaming revenues due to a reduction in roaming rates (which was partially offset by an increase in roaming minutes of use) and a $1.8 million decrease in equipment sales.

      Operating expenses, exclusive of corporate overhead costs, decreased
$25.9 million (17.5%) primarily due to (i) a decrease in depreciation and amortization expense of $19.3 million primarily due to a $15.0 million decrease resulting from the ceasing of depreciation and amortization of long-lived and intangible assets in connection with the announced sale of the wireless business (effective March 19, 2002) and a $4.3 million decrease resulting from the ceasing of goodwill amortization in accordance with SFAS 142 (effective January 1, 2002); (ii) a $3.3 million decrease in cost of sales due to a decrease in units sold; and (iii) a $1.0 million decrease in sales and marketing expenses.

      Income from unconsolidated cellular entities increased $8.2 million primarily due to increased earnings of certain cellular entities in which the Company owns a minority interest.

      Nonrecurring gains and losses for the first six months of 2001 relate to the sale of 30 PCS licenses to Leap Wireless, Inc.

Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 requires all business combinations consummated after June 30, 2001 to be accounted for under the purchase method of accounting; the pooling of interests method is no longer permitted. Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. The Company has completed the initial transitional goodwill impairment test of SFAS 142 and has determined its goodwill is not impaired.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's wireless operations have been reflected as discontinued operations for the first six months of 2002 in accordance with the provisions of SFAS 144. The adoption of the impairment portion of SFAS 144 is not expected to have a material effect on the results of operations of the Company.


                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities from continuing operations was $379.1 million during the first six months of 2002 compared to $265.3 million during the first six months of 2001. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities from continuing operations for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

      Net cash used in investing activities from continuing operations was $219.4 million and $258.7 million for the six months ended June 30, 2002 and 2001, respectively. Payments for property, plant and equipment were $30.7 million less in the first six months of 2002 than in the comparable period during 2001. Capital expenditures from continuing operations for the six months ended June 30, 2002 were $145.8 million for telephone operations and $33.2 million for other operations. During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash. During the first quarter of 2001, the Company paid $47.1 million cash to acquire an additional 18.6% interest in Spectra Communication Group, LLC, the entity organized in 2000 to acquire and operate former Verizon properties in Missouri.

      Budgeted capital expenditures from continuing operations for 2002 total $315 million for telephone operations and $45 million for other operations.

      Net cash provided by (used in) financing activities from continuing operations was $65.7 million during the first six months of 2002 compared to ($152.0) million during the first six months of 2001. Proceeds from the issuance of debt, net of debt payments, were $86.8 million during the first six months of 2002, compared to net payments of debt of $140.7 million during the first six months of 2001. For additional information, see the Company's accompanying consolidated statements of cash flows.

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of Equity Units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million Equity Units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes will mature in May 2007. The total distributions on the Equity Units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%). Each stock purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 in exchange for $25, subject to certain adjustments and exceptions.

      On May 31, 2002, the Company entered into a $600 million short-term bridge loan facility with Goldman Sachs Credit Partners L.P. and other lenders. Approximately $395 million of borrowings under such credit facility, along with $483.4 million of net proceeds from the above-mentioned issuance of Equity Units, approximately $85 million of available cash and $37 million of commercial paper, was used to fund the $1.0 billion cash purchase of local exchange telephone assets in Alabama from Verizon on July 1, 2002. On August 1, 2002, all indebtedness under this $600 million bridge loan facility was repaid, and this facility was terminated.

      On July 22, 2002, the Company entered into $800 million of credit facilites, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term out option. The agents for these credit facilities are JP Morgan Chase Bank, Wachovia Bank, Bank of America, Bank One and SunTrust Bank. These facilities are designed to replace maturing credit facilities.

      On August 1, 2002, the Company sold substanially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.58 billion cash. Such proceeds are expected to be used to finance the pending acquisition of telephone access lines in Missouri from Verizon for approximately $1.159 billion (which is expected to close on or about August 31, 2002) and to reduce outstanding indebtedness.

      Over the next several months, the Company has several material commitments, including commitments to (i) pay Verizon approximately $1.159 billion (subject to adjustments) in exchange for telephone assets in Missouri and (ii) pay taxes estimated at $325 million owed in December 2002 in connection with the Company's sale of its wireless operations. The Company also has $400 million principal amount in remarketable debt securities which, depending on market conditions, will either be remarketed by the Company's remarketing dealer or redeemed by the Company in October 2002. The following table contains certain information concerning the Company's material obligations as of August 1, 2002.

                                                          Payments due by period
----------------------------------------------------------------------------------------------------------
                                             Less than                                           After
Total obligations           Total             1 year          1-3 years          4-5 years      5 years
----------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Long-term debt,
   including current
   maturities             $3,007,089          432,326 (1)       740,818          260,472         1,573,473

Verizon purchase
   price obligation       $1,159,000        1,159,000                 -                -                 -

Estimated income
   tax payment as a
   result of the sale
   of wireless operations   $325,000          325,000                 -                -                 -
----------------------------------------------------------------------------------------------------------

(1) Includes $400 million principal amount due under the Company's remarketable debt securities described above.


      As of the close of business on August 1, 2002, (i) CenturyTel had $800 million of undrawn committed bank lines of credit and (ii) CenturyTel's subsidiaries had available $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank for use in making capital improvements to the Company's telephone plant and equipment. As of the close of business on August 1, 2002, the Company had $710 million of excess cash after receiving the proceeds from the sale of its wireless operations ($1.58 billion) less amounts utilized to repay indebtedness ($870 million). CenturyTel also has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At August 1, 2002, CenturyTel had no commercial paper outstanding under such program.

      CenturyTel believes that its $800 million of existing credit facilities, together with available cash, will be sufficient to fund its pending Missouri Verizon acquisition, and may be sufficient to fund its December 2002 tax payment. If these sources do not fully fund the December 2002 tax payment or if CenturyTel is required to redeem its remarketable debt securities in October 2002, CenturyTel will be required to seek additional financing. Based on conversations with its lenders and financial advisors, the Company believes that sufficient financing should be available. However, given the recent decrease in financing available for communications companies generally, there can be no assurance that sufficient financing will be available on attractive terms.

      Following CenturyTel's issuance of Equity Units in May 2002, Moody's Investors Service affirmed its rating of CenturyTel's long-term debt of Baa2 (with a stable outlook) and Standard & Poor's improved its rating of CenturyTel's long-term debt to BBB+ (with a stable outlook) from BBB+ (with a negative outlook).

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

      The properties to be acquired from Verizon in 2002 will not be accounted for under the provisions of SFAS 71.

Other

      The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $153.9 million at June 30, 2002. Such costs are expected to aggregate approximately $200 million upon completion and are expected to be amortized over a twenty-year period. A portion of these billing system costs that relate to the wireless business (currently estimated to be between $30 and $50 million) will be written off in the third quarter of 2002 as a result of the sale of the Company's wireless operations on August 1, 2002.

      The system remains in the development stage, and has required substantially more time and money to develop than originally anticipated. Although the Company expects to complete the system in early 2004, there is no assurance that this deadline will be met or that the system will function as anticipated.


                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      At June 30, 2002, the fair value of the Company's long-term debt was estimated to be $3.2 billion based on the overall weighted average rate of the Company's long-term debt of 6.9% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 69 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $107.4 million decrease in fair value of the Company's long-term debt. As of June 30, 2002, all of the Company's long-term debt obligations were fixed rate.

      At the end of the second quarter of 2002, the Company had outstanding an interest rate swap relating to $173.4 million of short-term floating rate debt designed to eliminate the variability of cash flows in the payment of interest related to such debt. Under this swap, which expires in August 2002, the Company realizes a fixed effective rate of 4.845% and receives or makes settlement payments based upon the 3-month London InterBank Offered Rate, with settlement and rate reset dates at three-month intervals through the expiration date.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1:    Legal Proceedings

      On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Utility Commission ("APUC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APUC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. On May 13, 2002, the APUC reaffirmed its prior orders and the Company's intrastate switched access rates on an interim basis subject to further rehearing and appeal proceedings. Further rulings by the APUC are expected in the third quarter of 2002.

      For information on other legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

Item 4:    Submission of Matters to a Vote of Security Holders

      At the Company's annual meeting of shareholders on May 9, 2002, the shareholders elected five Class II directors to serve until the 2005 annual meeting of shareholders and until their successors are duly elected and qualified, and approved the proposals set forth in the Company's proxy statement dated March 27, 2002.

      The following number of votes were cast for or were withheld from the following nominees:

       Class II Nominees                 For                        Withheld
       -----------------              -----------                  ----------
       Virginia Boulet                203,436,038                   8,532,546
       Ernest Butler, Jr.             200,567,132                  11,401,452
       James B. Gardner               202,533,891                   9,434,693
       R.L. Hargrove, Jr.             200,111,648                  11,856,936
       Johnny Hebert                  199,525,520                  12,443,064

      The Class I and Class III directors whose terms continued after the meeting are:

         Class I                                       Class III
       -----------                                   -------------
       William R. Boles, Jr.                         Calvin Czeschin
       W. Bruce Hanks                                F. Earl Hogan
       C.G. Melville, Jr.                            Harvey P. Perry
       Glen F. Post, III                             Jim D. Reppond
       Clarke M. Williams (deceased June 5, 2002)

      The following number of votes were cast in the manner indicated below with respect to the proposal to approve the Company's 2002 Directors Stock Option Plan:

           For              Against          Abstain          Broker No-Votes
       ------------        ----------       ---------         ---------------
       185,536,576         24,522,484       1,909,524               -0-

      The following number of votes were cast in the manner indicated below with respect to the proposal to approve the Company's 2002 Management Incentive Compensation Plan:

           For              Against          Abstain          Broker No-Votes
       ------------        ----------       ---------         ---------------
       185,405,099         24,649,137       1,914,348                  -0-

Item 6:    Exhibits and Reports on Form 8-K


     A.    Exhibits

           10.1 $533 Million Three-Year Revolving Credit Facility, dated July 22, 2002, between CenturyTel, Inc. and lenders named therein.

           10.2 $267 Million 364-Day Revolving Credit Facility, dated July 22, 2002, between CenturyTel, Inc. and lenders named therein.

           11     Computations of Earnings Per Share.

     B.    Reports on Form 8-K

           The following item was reported in the Form 8-K filed April 25, 2002:

           Item 5. Other Events and Regulation FD Disclosure - News release announcing first quarter 2002 operating results.

           The following item was reported in the Form 8-K filed April 29, 2002:

           Item 5.    Other Events and Regulation FD Disclosure -
                      Unaudited pro forma consolidated condensed financial information.

           The following item was reported in the Form 8-K filed May 3, 2002:

           Item 5. Other Events and Regulation FD Disclosure - News release announcing $500 million Equity Units offering.

           The following item was reported in the Form 8-K filed June 28, 2002:

           Item 5. Other Events and Regulation FD Disclosure - Five executive officers or directors entered into 10b5-1 sales plan with Morgan Stanley DW Inc.





                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CenturyTel, Inc.

Date: August 14, 2002                         /s/ Neil A. Sweasy
                                              --------------------------
                                              Neil A. Sweasy
                                              Vice President and Controller
                                              (Principal Accounting Officer)