Form 10-Q
period 2002-09-30
CENTURYTEL INC
filed 2002-11-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2002

                                       or

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

                                                [X] Yes        [  ] No

      As of October 31, 2002, there were 142,607,886 shares of common stock outstanding.

                                CenturyTel, Inc.
                                TABLE OF CONTENTS



                                                                        Page No.

Part I.         Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--Three Months and
                Nine Months Ended September 30, 2002 and 2001               3-4

           Consolidated Statements of Comprehensive Income--
                Three Months and Nine Months Ended September
                30, 2002 and 2001                                             5

           Consolidated Balance Sheets--September 30, 2002 and
                December 31, 2001                                             6

           Consolidated Statements of Stockholders' Equity--
                Nine Months Ended September 30, 2002 and 2001                 7

           Consolidated Statements of Cash Flows--
                Nine Months Ended September 30, 2002 and 2001                 8

           Notes to Consolidated Financial Statements                      9-15

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     16-29

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                          30

       Item 4.  Controls and Procedures                                      30

Part II.        Other Information:

       Item 1.  Legal Proceedings                                            31

       Item 2.  Changes in Securities and Use of Proceeds                 31-32

       Item 6.  Exhibits and Reports on Form 8-K                          32-33

Signature                                                                    33

Certifications                                                            34-35

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three months                       Nine months
                                                            ended September 30,               ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                            2002           2001               2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars, except per share amounts,
                                                                          and shares in thousands)
OPERATING REVENUES
    Telephone                                         $    460,935         377,747        1,214,165       1,116,880
    Other                                                   63,562          46,226          171,952         127,945
-------------------------------------------------------------------------------------------------------------------
       Total operating revenues                            524,497         423,973        1,386,117       1,244,825
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses (exclusive
     of depreciation and amortization)                     257,924         209,609          694,801         617,577
    Corporate overhead costs allocable to
     discontinued operations (See Note 4)                    1,343           4,918           11,275          14,876
    Depreciation and amortization                          107,514         103,455          293,745         302,863
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                            366,781         317,982          999,821         935,316
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                           157,716         105,991          386,296         309,509
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                       (60,021)        (54,438)        (164,826)       (173,499)
    Nonrecurring gains and losses                                -          43,543            3,709          33,043
    Other income and expense                                  (573)           (733)            (356)          3,517
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                        (60,594)        (11,628)        (161,473)       (136,939)
--------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX EXPENSE                               97,122          94,363          224,823         172,570
    Income tax expense                                      33,503          34,793           78,139          65,081
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           63,619          59,570          146,684         107,489

DISCONTINUED OPERATIONS (See Note 4)
    Income from discontinued operations, net of
     $248,565, $20,326, $285,809 and $113,470 tax          544,130          32,735          610,595         185,779
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $    607,749          92,305          757,279         293,268
===================================================================================================================
NET INCOME, AS ADJUSTED FOR GOODWILL
  AMORTIZATION (See Notes 1 and 5)                    $    607,749         106,295          757,279         335,476
===================================================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                                   (Continued)

                                                               Three months                       Nine months
                                                            ended September 30,               ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2002           2001               2002           2001
-------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars, except per share amounts,
                                                                          and shares in thousands)

BASIC EARNINGS PER SHARE
    From continuing operations                        $        .45             .42             1.04             .76
    From continuing operations, as adjusted*          $        .45             .50             1.04            1.01
    From discontinued operations                      $       3.84             .23             4.32            1.32
    From discontinued operations, as adjusted*        $       3.84             .25             4.32            1.37
    Basic earnings per share                          $       4.29             .65             5.36            2.08
    Basic earning per share, as adjusted*             $       4.29             .75             5.36            2.38
DILUTED EARNINGS PER SHARE
    From continuing operations                        $        .45             .42             1.03             .76
    From continuing operations, as adjusted*          $        .45             .50             1.03            1.00
    From discontinued operations                      $       3.81             .23             4.28            1.31
    From discontinued operations, as adjusted*        $       3.81             .25             4.28            1.36
    Diluted earnings per share                        $       4.26             .65             5.31            2.06
    Diluted earnings per share, as adjusted*          $       4.26             .75             5.31            2.36

DIVIDENDS PER COMMON SHARE                            $      .0525             .05            .1575             .15
===================================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                           141,692         140,772          141,324         140,693
===================================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                         142,770         142,260          142,710         142,267
===================================================================================================================

* As adjusted to reflect the after-tax effect of eliminating goodwill amortization in accordance with SFAS 142 (See Notes 1 and 5).
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                    Three months                  Nine months
                                                                 ended September 30,          ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                 2002           2001          2002           2001
------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

NET INCOME                                                  $  607,749         92,305       757,279        293,268

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
   Unrealized holding gains (losses):
     Unrealized holding gains (losses) arising during
      period, net of ($175) and $5,385 tax                           -           (326)            -          9,999
     Reclassification adjustment for gains included in
      net income, net of ($19,100) tax                               -        (35,470)            -        (35,470)
   Derivative instruments:
     Net gains (losses) on derivatives hedging variability
      of cash flows, net of ($355) tax                            (658)             -          (658)             -
------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                        $  607,091         56,509       756,621        267,797
==================================================================================================================
COMPREHENSIVE INCOME,
 AS ADJUSTED FOR GOODWILL
 AMORTIZATION (See Notes 1 and 5)                           $  607,091         70,499       756,621        310,005
==================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 30,        December 31,
                                                                                     2002                 2001
------------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                    $      294,239               3,496
   Accounts receivable, less allowance of $30,888 and $13,908                          281,733             205,990
   Materials and supplies, at average cost                                               9,318              10,916
   Other                                                                                 8,872               9,511
------------------------------------------------------------------------------------------------------------------
        Total current assets                                                           594,162             229,913
------------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                    3,335,224           2,736,142
------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill                                                                          3,693,948           2,087,158
   Other                                                                               430,245             420,043
------------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                           4,124,193           2,507,201
------------------------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE (See Note 4)                                                       11,796             845,428
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $    8,065,375           6,318,684
==================================================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                         $       28,431             955,834
   Short-term debt                                                                           -              53,000
   Accounts payable                                                                     67,417              61,056
   Accrued expenses and other liabilities
      Salaries and benefits                                                             68,087              46,588
      Taxes                                                                            392,562              27,937
      Interest                                                                          61,880              49,191
      Other                                                                             39,520              15,968
   Advance billings and customer deposits                                               41,180              29,308
------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                      699,077           1,238,882
------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                       3,650,046           2,087,500
------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                                 652,329             506,052
------------------------------------------------------------------------------------------------------------------

LIABILITIES RELATED TO ASSETS HELD FOR SALE (See Note 4)                                     -             148,870
------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 142,042,786 and 141,232,806 shares                         142,043             141,233
   Paid-in capital                                                                     515,593             524,668
   Accumulated other comprehensive income (loss), net of tax                              (658)                  -
   Retained earnings                                                                 2,400,720           1,666,004
   Unearned ESOP shares                                                                 (1,750)             (2,500)
   Preferred stock - non-redeemable                                                      7,975               7,975
------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                   3,063,923           2,337,380
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                    $    8,065,375           6,318,684
==================================================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           Nine months
                                                                                       ended September 30,
------------------------------------------------------------------------------------------------------------
                                                                                      2002             2001
------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                            $     141,233          140,667
    Conversion of convertible securities into common stock                                -              254
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                                       810              168
------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                        142,043          141,089
------------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                                  524,668          509,840
    Equity unit issuance costs and contract adjustment payments                     (24,377)               -
    Conversion of convertible securities into common stock                                -            3,046
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                      13,319            2,989
    Amortization of unearned compensation and other                                   1,983            2,856
------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                        515,593          518,731
------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
    Balance at beginning of period                                                        -           25,471
    Change in other comprehensive income (loss) (net of reclassification
      adjustment in 2001), net of tax                                                  (658)         (25,471)
------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                           (658)               -
------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                                1,666,004        1,351,626
    Net income                                                                      757,279          293,268
    Cash dividends declared
        Common stock-$.1575 and $.15 per share, respectively                        (22,264)         (21,209)
        Preferred stock                                                                (299)            (299)
------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                      2,400,720        1,623,386
------------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                                   (2,500)          (3,500)
    Release of ESOP shares                                                              750              750
------------------------------------------------------------------------------------------------------------
    Balance at end of period                                                         (1,750)          (2,750)
------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                                            7,975            7,975
------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                    $   3,063,923        2,288,431
============================================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Nine months
                                                                                        ended September 30,
------------------------------------------------------------------------------------------------------------
                                                                                       2002            2001
------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                                 $      757,279         293,268
   Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
      Income from discontinued operations, net of tax                               (610,595)       (185,779)
      Depreciation and amortization                                                  293,745         302,863
      Deferred income taxes                                                           43,343           2,309
      Nonrecurring gains and losses                                                   (3,709)        (33,043)
   Changes in current assets and current liabilities:
        Accounts receivable                                                          (22,222)         36,461
        Accounts payable                                                               6,361         (19,977)
        Other accrued taxes                                                           58,838          69,751
        Other current assets and other current liabilities, net                       61,745          12,572
   Increase in other noncurrent assets                                               (23,562)        (55,914)
   Increase in other noncurrent liabilities                                           31,849           5,099
   Other, net                                                                         43,315          30,738
-------------------------------------------------------------------------------------------------------------

      Net cash provided by operating activities from continuing operations           636,387         458,348
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Acquisitions, net of cash acquired                                             (2,245,026)        (47,131)
   Payments for property, plant and equipment                                       (270,774)       (331,733)
   Proceeds from sale of assets                                                        4,144          64,584
   Other, net                                                                          5,349           3,150
-------------------------------------------------------------------------------------------------------------

      Net cash used in investing activities from continuing operations            (2,506,307)       (311,130)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Proceeds from issuance of debt                                                  1,168,249           3,896
   Payments of debt                                                                 (604,593)       (359,414)
   Proceeds from issuance of common stock                                             14,129           3,157
   Cash dividends                                                                    (22,563)        (21,508)
   Payment of debt issuance costs                                                    (12,899)              -
   Payment of equity units issuance costs                                            (15,867)              -
   Other, net                                                                          2,572             962
------------------------------------------------------------------------------------------------------------

      Net cash provided by (used in) financing activities from
       continuing operations                                                         529,028        (372,907)
------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 4)                          1,631,635         224,799
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                 290,743            (890)

Cash and cash equivalents at beginning of period                                       3,496          11,523
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                    $      294,239          10,633
============================================================================================================

Supplemental cash flow information:
   Income taxes paid                                                          $       26,183          16,877
============================================================================================================
   Interest paid (net of capitalized interest of $1,176  and $3,694)          $      153,781         165,871
============================================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

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

      The unaudited financial information for the three months and nine months ended September 30, 2002 and 2001 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Impairment of goodwill is tested at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using criterion such as multiples of earnings. Each adjustment reflected in the consolidated statements of income and comprehensive income by use of the term "as adjusted for goodwill amortization" reflects the effects of SFAS 142, as more fully described in Note 5.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (which was consummated on August 1, 2002) (see Note
4), such operations have been reflected as discontinued operations for the three months and nine months ended September 30, 2002. Assets and liabilities related to the Company's wireless operations are reflected as "Held for sale" on the accompanying consolidated balance sheets. Results of operations for 2001 have been restated to conform to this presentation.

(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                     Sept. 30,      Dec. 31,
                                                       2002           2001
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Telephone, at original cost                   $   6,075,708         5,292,255
Accumulated depreciation                         (3,053,681)       (2,839,268)
-----------------------------------------------------------------------------
                                                  3,022,027         2,452,987
-----------------------------------------------------------------------------

Other, at cost                                      501,516           446,920
Accumulated depreciation                           (188,319)         (163,765)
-----------------------------------------------------------------------------
                                                    313,197           283,155
-----------------------------------------------------------------------------

                                              $   3,335,224         2,736,142
=============================================================================

(3)   Acquisitions

      On July 1, 2002, the Company completed the acquisition of approximately 300,000 telephone access lines in the state of Alabama from Verizon Communications, Inc. ("Verizon") for approximately $1.022 billion cash. On August 31, 2002, the Company completed the acquisition of approximately 354,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash. The assets purchased include (i) all telephone access lines and related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri, (ii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges and (iii) approximately 2,800 route miles of fiber optic cable within the purchased exchanges. The acquired assets do not include Verizon's cellular, personal communications services ("PCS"), long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company will not assume any liabilities of Verizon other than (i) those associated with contracts, facilities and certain other assets transferred in connection with the purchase and (ii) certain employee-related liabilities, including liabilities for postretirement health benefits. For financing arrangements related to these acquisitions, see Note 7.

      The results of operations of the acquired properties are included in the Company's results of operations from and after the respective acquisition dates.

      The following table presents the Company's preliminary allocation of its aggregate purchase price to the assets acquired and liabilities assumed in connection with the acquisitions.

                                                         (In thousands)
                                                          ------------
    Accounts receivable                                   $    49,716
    Property, plant and equipment                             640,843
    Goodwill                                                1,579,153
    Accrued expenses and other liabilities                     (1,195)
    Advance billings and customer deposits                    (10,362)
    Other deferred credits                                    (56,897)
                                                          ------------
      Aggregate purchase price                            $ 2,201,258
                                                          ============

      Allocation of the purchase price has not been finalized because the third party valuation of the fixed assets and identifiable intangibles has not been completed. The preliminary purchase price allocation above assumes that the net book value of the property, plant and equipment will approximate its appraised value. The Company anticipates allocating a portion of the purchase price to an identifiable intangible (customer base) and will amortize such asset over its remaining useful life. For the preliminary allocation depicted above, such amount is included in goodwill. The Company does not anticipate that the amount allocated to customer base (nor the associated amortization) will be material to its results of operations. The Company believes the entire amount of goodwill will be deductible for income tax purposes.

      The following pro forma information represents the consolidated results of continuing operations of the Company for the nine months ended September 30, 2002 and 2001 as if the Verizon acquisitions had been consummated as of January 1, 2002 and 2001, respectively.

                                                             Nine months
                                                         ended September 30,
                                                         2002           2001
                                                       -----------------------
                                                       (Dollars in thousands)

    Operating revenues from continuing operations     $ 1,699,540    1,658,920
    Income from continuing operations                 $   170,443      135,957
    Basic earnings per share from
      continuing operations, as adjusted              $      1.20         1.21
    Diluted earnings per share from
      continuing operations, as adjusted              $      1.19         1.20

      The pro forma information is based on various assumptions and estimates (including estimates of the Company's Verizon Missouri operating results for July and August 2002 based on their operations for the six months ended June 30,
2002), and on the above-mentioned preliminary purchase price allocations. To the extent that final allocations of the purchase price cause the Company's annual depreciation and amortization expense to differ from that presented in the pro forma information, annual earnings per share will be effected by $.01 per share for every $2.4 million difference in annual depreciation and amortization expense. The pro forma information (i) reflects the effect of reduced interest expense after August 1, 2002 as a result of reducing outstanding indebtedness from utilization of proceeds received from the August 1, 2002 sale of the Company's wireless operations described in Note 4 and (ii) makes no pro forma adjustments to reflect any assumed consummation of such sale (or any use of such sale proceeds) prior to August 1, 2002. The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions. The actual results of operations of the Verizon properties are included in the consolidated financial statements only from the respective dates of acquisition.


(4)   Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.59 billion in cash. In connection with this transaction, the Company divested its (i) interests in its majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops, (ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and
(iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa. Proceeds from the sale of the wireless operations were used to partially fund the Company's acquisitions of telephone properties in Alabama and Missouri during the third quarter of 2002.

      As a result, the Company's wireless operations prior to August 1, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements as of and for the three months and nine months ended September 30, 2002. Amounts reported for 2001 have been restated to conform to the 2002 presentation. The depreciation and amortization of long-lived and intangible assets related to the wireless operations ceased on March 19, 2002, the date of the definitive agreement to sell such operations.

      The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations.

                                                       Three months                 Nine months
                                                     ended September 30,         ended September 30,
-----------------------------------------------------------------------------------------------------
                                                    2002           2001         2002           2001
-----------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Operating revenues                              $   38,012       115,404       246,705        329,496
-----------------------------------------------------------------------------------------------------
Operating income (loss) (1)                     $  (15,167)       37,820        71,258        103,715
Income from unconsolidated cellular entities         5,426        16,622        29,622         32,648
Minority interest expense                           (1,659)       (3,449)       (8,569)        (9,150)
Gain on sale of discontinued operations            803,905             -       803,905              -
Nonrecurring gains and losses                            -             -             -        166,928
Other income and (expense)                             190         2,068           188          5,108
-----------------------------------------------------------------------------------------------------
Pre-tax income from discontinued operations        792,695        53,061       896,404        299,249
Income tax expense                                (248,565)      (20,326)     (285,809)      (113,470)
-----------------------------------------------------------------------------------------------------
Income from discontinued operations             $  544,130        32,735       610,595        185,779
=====================================================================================================

(1) Excludes corporate overhead costs allocated to the wireless operations of $1.3 million, $4.9 million, $11.3 million, and $14.9 million for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively, which the Company expects to continue to incur after the August 1, 2002 disposal of the wireless business. The three months and nine months ended September 30, 2002 includes a $30.5 million charge associated with a write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development.

      The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations.

                                                              Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                            2002         2001
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Net cash provided by operating activities              $    55,721      145,280
Net cash provided by investing activities (1)            1,575,914       79,519
Net cash used in financing activities                            -            -
-------------------------------------------------------------------------------
    Net cash provided by discontinued operations       $ 1,631,635      224,799
===============================================================================

(1) Includes cash proceeds of $1.59 billion from the sale of substantially all of the Company's wireless operations.

      The following table represents the net assets of the discontinued wireless operations as of September 30, 2002 and December 31, 2001, which are classified as held for sale on the consolidated balance sheets.

                                                             Sept. 30,       Dec.31,
                                                               2002           2001
------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Current assets                                            $        -          70,360
Net property, plant and equipment                                  -         263,421
Goodwill                                                           -         384,326
Other assets (1)                                              11,796         127,321
------------------------------------------------------------------------------------
    Assets held for sale                                  $   11,796         845,428
====================================================================================

Current liabilities                                       $        -          55,074
Deferred credits and other liabilities                             -          93,796
------------------------------------------------------------------------------------
    Liabilities related to assets held for sale           $        -         148,870
====================================================================================

(1) At September 30, 2002, represents the Company's minority interest in a cellular partnership that the Company has agreed to sell to Alltel upon the satisfaction of various closing conditions, including approval of the Federal Communications Commission.

(5)   Goodwill and other intangible assets

      The following information relates to the Company's goodwill as of September 30, 2002 and December 31, 2001:

                                                        Sept. 30,       Dec. 31,
                                                          2002            2001
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                              $  3,653,302       2,074,036
     Other operations                                     40,646          13,122
--------------------------------------------------------------------------------
         Total goodwill                             $  3,693,948       2,087,158
================================================================================

      The Company has completed the initial transitional goodwill impairment test of SFAS 142 as well as the required annual test and has determined its goodwill is not impaired. The increase in goodwill in the telephone segment since December 31, 2001 is substantially due to the Verizon acquisitions consummated in third quarter 2002 (see Note 3).

      The following is a reconciliation of reported net income and reported earnings per share to the amounts that would have been reported for periods ending prior to December 31, 2001 had the Company been subject to SFAS 142 during 2001.

                                                 Three months                Nine months
                                              ended September 30,        ended September 30,
--------------------------------------------------------------------------------------------
                                               2002        2001           2002         2001
--------------------------------------------------------------------------------------------
                                             (Dollars in thousands, except per share amounts)
Net income, as reported                    $  607,749     92,305         757,279     293,268
Goodwill amortization, net of taxes                 -     13,990               -      42,208
--------------------------------------------------------------------------------------------
Net income, as adjusted                    $  607,749    106,295         757,279     335,476
============================================================================================

Basic earnings per share, as reported      $     4.29        .65            5.36        2.08
Goodwill amortization, net of taxes                 -        .10               -         .30
--------------------------------------------------------------------------------------------
Basic earnings per share, as adjusted      $     4.29        .75            5.36        2.38
============================================================================================

Diluted earnings per share, as reported    $     4.26        .65            5.31        2.06
Goodwill amortization, net of taxes                 -        .10               -         .30
--------------------------------------------------------------------------------------------
Diluted earnings per share, as adjusted    $     4.26        .75            5.31        2.36
============================================================================================

(6)   Business Segments

      The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations (see Note 4). Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.



                                                             Three months                      Nine months
                                                          ended September 30,              ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                          2002          2001               2002          2001
---------------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Operating revenues
     Telephone                                        $  460,935      377,747           1,214,165     1,116,880
     Other operations                                     63,562       46,226             171,952       127,945
---------------------------------------------------------------------------------------------------------------
Total operating revenues                              $  524,497      423,973           1,386,117     1,244,825
===============================================================================================================

Operating income
     Telephone                                        $  144,619      104,365             366,296       307,728
     Other operations                                     14,440        6,544              31,275        16,657
     Corporate overhead costs allocable to
      discontinued operations (See Note 4)                (1,343)      (4,918)            (11,275)      (14,876)
---------------------------------------------------------------------------------------------------------------
Total operating income                                $  157,716      105,991             386,296       309,509
===============================================================================================================

Operating income                                      $  157,716      105,991             386,296       309,509
Interest expense                                         (60,021)     (54,438)           (164,826)     (173,499)
Nonrecurring gains and losses                                  -       43,543               3,709        33,043
Other income and expense                                    (573)        (733)               (356)        3,517
---------------------------------------------------------------------------------------------------------------
Income from continuing operations
 before income tax expense                            $   97,122       94,363             224,823       172,570
===============================================================================================================

                                                       Sept. 30,      Dec. 31,
                                                         2002           2001
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Assets
    Telephone                                      $  6,911,961       4,754,522
    Other operations                                  1,141,618         718,734
    Assets held for sale (See Note 4)                    11,796         845,428
-------------------------------------------------------------------------------
Total assets                                       $  8,065,375       6,318,684
===============================================================================

(7)   Financing Arrangements

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

      On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. The agents for these credit facilities are JP Morgan Chase Bank, Wachovia Bank, Bank of America, Bank One and SunTrust Bank. These facilities replaced credit facilities that matured during the third quarter of 2002.

      In the third quarter of 2002, the Company issued $500 million of senior notes due 2012 (which bear interest at 7.875%) and $165 million of convertible senior debentures (which bear interest at 4.75% and which, upon the occurrence of specified events, may be converted into shares of CenturyTel common stock at a conversion price of $40.455 per share).

      Proceeds from the sale of Equity Units, senior notes and convertible senior debentures, along with the proceeds received from the sale of substantially all of the Company's wireless operations and utilization of its $800 million credit facilities, were used to finance the third quarter 2002 acquisitions of telephone properties in Alabama and Missouri from Verizon which aggregated $2.201 billion and the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002 (see Note 9). The Company also has an obligation to pay taxes in December 2002 of approximately $300 million as a result of the sale of substantially all of its wireless operations.

(8)   Derivative Instruments

      During the third quarter of 2002, the Company entered into the following derivative transactions:

     (a) A cash flow hedge designed to lock in a fixed interest rate for $100 million of the anticipated $500 million senior notes issued in August 2002. Such hedge was settled in the third quarter of 2002 for a $1.1 million payment by the Company. Such amount will be amortized as additional interest expense over a ten-year period, which equates to the term of the debt issuance hedged.

     (b) A fair value hedge with respect to the Company's $500 million aggregate principal amount of 8.375% Series H senior notes, due 2010. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into variable rate obligations which is reflected as a component of interest expense for the nine months ended September 30, 2002. The fair value of such hedge at September 30, 2002 was $19.2 million and is reflected on the accompanying balance sheet as an asset (included in "Other assets") and as an increase in the underlying debt (included in "Long-term debt").

     (c) A cash flow hedge designed to eliminate the variability of interest payments for $400 million of variable rate debt under its $800 million credit facilities. Such hedge was deemed to be an effective hedge as of September 30, 2002 and its value ($1.0 million) is reflected as a liability (included in Deferred Credits and Other Liabilities) and as Accumulated Other Comprehensive Income (Loss) (net of tax) on the accompanying balance sheet.


(9)   Subsequent Event

      On October 15, 2002, the Company redeemed $400 million principal amount (which has been classified as long-term debt on the September 30, 2002 balance sheet) of its Series I Remarketable Senior Notes at par value, plus accrued interest. In connection with such redemption, the Company also paid a premium of approximately $71.1 million in accordance with the redemption provisions of the associated remarketing agreement. Such premium payment (net of $11.1 million of unamortized net premium primarily associated with the option payment received by the Company in connection with the original issuance of the remarketable notes) will be reflected as an expense in the Company's results of operations for the fourth quarter of 2002 ($39.0 million after-tax; $.27 per share).


(10)  Commitments and Contingencies

      From time to time, the Company is involved in various claims and legal actions relating to the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                                     Item 2.

                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's current report on Form 8-K dated March 19, 2002 and filed August 13, 2002. The results of operations for the three months and nine months ended September 30, 2002 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is a regional integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 22 states. On July 1, 2002, the Company acquired the assets of all of the local exchange telephone operations of Verizon Communications, Inc. ("Verizon") in the state of Alabama for approximately $1.022 billion cash. On August 31, 2002, the Company acquired the assets of all of the local exchange telephone operations of Verizon in the state of Missouri for approximately $1.179 billion cash. The results of operations for the Verizon assets acquired are reflected in the Company's consolidated results of operations subsequent to each respective acquisition.

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the three months and nine months ended September 30, 2002 and 2001 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the direct and indirect effects on the Company's business resulting from the financial difficulties of other communications companies, including the effect on the Company's ability to collect receivables from financially troubled carriers, and the effects of more general factors such as changes in overall market or economic conditions, in prevailing interest rates or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                              RESULTS OF OPERATIONS
                 Three Months Ended September 30, 2002 Compared
                    to Three Months Ended September 30, 2001

      Net income (and diluted earnings per share) was $607.7 million ($4.26) and $92.3 million ($.65) for the third quarter of 2002 and 2001, respectively. Income from continuing operations was $63.6 million for the third quarter of 2002 and $59.6 million for the third quarter of 2001. Diluted earnings per share from continuing operations was $.45 during the third quarter of 2002 compared to $.42 during the third quarter of 2001. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the three months ended September 30, 2001 been subject to SFAS 142, income from continuing operations (and diluted earnings per share) would have been $71.0 million ($.50) and net income (and diluted earnings per share) would have been $106.3 million ($.75).

      Exclusive of the effects of nonrecurring items, diluted earnings per share (as adjusted for goodwill amortization) would have been $.57 and $.55 for the third quarter of 2002 and 2001, respectively. Net income in the third quarter of 2002 includes a net favorable impact of nonrecurring items ($765.8 million pre-tax; $3.69 per share) consisting of (i) an $803.9 million pre-tax gain ($3.86 per share) on the sale of assets, substantially all of which relates to the Company's sale of substantially all of its wireless business (reflected as a component of discontinued operations), (ii) a $30.5 million pre-tax charge ($.14 per share) attributable to a write-off of the wireless portion of the Company's billing system currently in development (reflected as a component of discontinued operations) and (iii) a $7.6 million pre-tax charge ($.03 per share) related to the Company's refund of access charges collected from interexchange carriers on certain properties acquired in 1998. Net income in the third quarter of 2001 includes a net favorable impact of nonrecurring items ($43.7 million pre-tax; $.20 per share) consisting primarily of (i) $58.5 million of pre-tax gains on sales of assets ($.27 per share), substantially all of which related to the sale of the Company's remaining shares of common stock of Illuminet Holdings, Inc. ("Illuminet"), (ii) the write-down of certain non-operating investments ($15.0 million pre-tax; $.07 per share) and (iii) costs incurred to defend an unsolicited takeover proposal ($3.0 million pre-tax; $.01 per share).

                                                                                         Three months
                                                                                      ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                                                    2002               2001
-----------------------------------------------------------------------------------------------------------------
                                                                              (Dollars, except per share amounts,
                                                                                    and shares in thousands)
Operating income
     Telephone                                                                  $  144,619           104,365
     Other                                                                          14,440             6,544
     Corporate overhead costs allocable to discontinued operations                  (1,343)           (4,918)
------------------------------------------------------------------------------------------------------------
                                                                                   157,716           105,991
Interest expense                                                                   (60,021)          (54,438)
Nonrecurring gains and losses                                                            -            43,543
Other income and expense                                                              (573)             (733)
Income tax expense                                                                 (33,503)          (34,793)
------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                   63,619            59,570
Discontinued operations, net of tax                                                544,130            32,735
------------------------------------------------------------------------------------------------------------
Net income                                                                      $  607,749            92,305
============================================================================================================
Net income, as adjusted for goodwill amortization                               $  607,749           106,295
============================================================================================================

Basic earnings per share
     From continuing operations                                                 $      .45              .42
     From continuing operations, as adjusted for goodwill amortization          $      .45              .50
     From discontinued operations                                               $     3.84              .23
     From discontinued operations, as adjusted for goodwill amortization        $     3.84              .25
     Basic earnings per share                                                   $     4.29              .65
     Basic earnings per share, as adjusted for goodwill amortization            $     4.29              .75
Diluted earnings per share
     From continuing operations                                                 $      .45              .42
     From continuing operations, as adjusted for goodwill amortization          $      .45              .50
     From discontinued operations                                               $     3.81              .23
     From discontinued operations, as adjusted for goodwill amortization        $     3.81              .25
     Diluted earnings per share                                                 $     4.26              .65
     Diluted earnings per share, as adjusted for goodwill amortization          $     4.26              .75

Average basic shares outstanding                                                   141,692          140,772
===========================================================================================================

Average diluted shares outstanding                                                 142,770          142,260
===========================================================================================================

       Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended September 30, 2002 and 2001 were as follows:

                                                                                              Three months
                                                                                          ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                                                        2002               2001
---------------------------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                                               87.9%              89.1
     Other operations                                                                   12.1%              10.9

Operating income
     Telephone operations                                                               91.7%              98.4
     Other operations                                                                    9.2%               6.2
     Corporate overhead costs allocable to discontinued operations                       (.9)%             (4.6)
---------------------------------------------------------------------------------------------------------------

Telephone Operations

                                                                                               Three months
                                                                                            ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                                          2002               2001
------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Operating revenues
     Local service                                                                  $   169,098            122,829
     Network access                                                                     249,047            219,432
     Other                                                                               42,790             35,486
------------------------------------------------------------------------------------------------------------------
                                                                                        460,935            377,747
------------------------------------------------------------------------------------------------------------------

Operating expenses
     Plant operations                                                                   117,997             98,605
     Customer operations                                                                 41,161             28,148
     Corporate and other                                                                 52,774             46,293
     Depreciation and amortization                                                      104,384            100,336
------------------------------------------------------------------------------------------------------------------
                                                                                        316,316            273,382
------------------------------------------------------------------------------------------------------------------

Operating income                                                                    $   144,619            104,365
==================================================================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of September 30, 2002, approximately 84% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana and Colorado.

      Telephone operating income increased $40.3 million (38.6%) due to an increase in operating revenues of $83.2 million (22.0%), partially offset by an increase in operating expenses of $42.9 million (15.7%).

      Of the $46.3 million (37.7%) increase in local service revenues, $42.9 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining increase of $3.4 million was primarily due to a $2.2 million increase in the provision of custom calling features.

      Network access revenues increased $29.6 million (13.5%) in the third quarter of 2002 of which $35.9 million was due to the properties acquired from Verizon. The remaining $6.3 million decrease was primarily due to a $7.6 million pre-tax charge relating to the Company's refund of access charges to interexchange carriers and a $5.0 million decrease in intrastate revenues due to
(i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless services) and (ii) decreased access rates in certain states. Such decreases were partially offset by a $2.3 million increase in the revision of prior year revenue settlement agreements, a $1.9 million increase in revenues from the federal Universal Service Fund and a $1.8 million increase in rates in certain jurisdictions.

      Other revenues increased $7.3 million (20.6%) of which $6.7 million was due to the properties acquired from Verizon.

      Exclusive of access lines acquired from Verizon, access lines declined 1.0% during the three months ended September 30, 2002. Access line growth during the three months ended September 30, 2001 was 0.1%. The Company believes the decline in the number of access lines during 2002 is primarily due to general economic conditions in the Company's markets (which the Company believes will continue until there is an economic recovery) and an increase in the number of customers receiving telephone services from competitive service providers, including wireless and cable telephony providers.

      During the third quarter of 2002, the Company incurred aggregate pre-acquisition operating expenses of approximately $2.3 million associated with the two Verizon acquisitions, one of which was completed on July 1, 2002 and the other of which was completed on August 31, 2002.

      Plant operations expenses increased $19.4 million (19.7%), of which $23.5 million related to the properties acquired from Verizon and $5.3 million related to increases in salaries and benefits. Of the remaining $9.4 million decrease in expenses, $3.6 million was due to a decrease in access expense primarily as a result of previously-disclosed changes in certain optional calling plans in Arkansas approved in late 2001, $2.6 million was due to reduced network costs and $1.8 million was due to lower information technology expenses.

      During the third quarter of 2002, customer operations expenses increased $13.0 million (46.2%), of which $6.8 million was due to the acquisitions of the Verizon properties, $2.4 million was due to increased customer service expenses and $2.6 million was due to an increase in salaries and benefits.

      Corporate and other expenses increased $6.5 million (14.0%), of which $10.1 million was due to the acquisitions of the Verizon properties. Such increase was partially offset by a $4.8 million decrease in the provision for doubtful accounts.

      Depreciation and amortization increased $4.0 million (4.0%), of which $13.4 million was due to the acquisitions of the Verizon properties and $5.7 million was due to higher levels of plant in service. Such increase was partially offset by a $14.1 million decrease related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142.

Other Operations

                                                                      Three months
                                                                   ended September 30,
---------------------------------------------------------------------------------------
                                                                 2002             2001
---------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Operating revenues
     Long distance                                            $ 39,592           31,050
     Internet                                                   14,996           10,561
     Other                                                       8,974            4,615
---------------------------------------------------------------------------------------
                                                                63,562           46,226
---------------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                       45,992           36,563
     Depreciation and amortization                               3,130            3,119
---------------------------------------------------------------------------------------
                                                                49,122           39,682
---------------------------------------------------------------------------------------

Operating income                                              $ 14,440            6,544
=======================================================================================

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

      The $8.5 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($10.5 million), which was partially offset by a decrease in the average rate charged by the Company per minute of use ($2.0 million). The number of long distance customers as of September 30, 2002 and 2001 was 584,890 and 438,669, respectively. Internet revenues increased $4.4 million due to growth in the number of customers, primarily due to the expansion of the Company's digital subscriber line ("DSL") product offering. Other revenues increased $4.4 million primarily due to increased revenues in the Company's competitive local exchange carrier ("CLEC") business, substantially all of which was due to an acquisition of certain CLEC operations in the first quarter of 2002.

      Cost of sales and operating expenses increased $9.4 million primarily due to (i) a $6.1 million increase in expenses associated with the Company's long distance operations (of which $4.5 million was due to increased payments to other carriers due to higher minutes of use (partially offset by a decrease in the average rate per minute of use) and $798,000 related to increased sales and marketing costs); (ii) a $3.5 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $3.6 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $3.1 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

Interest Expense

      Interest expense increased $5.6 million (10.3%) in the third quarter of 2002 compared to the third quarter of 2001 substantially due to an increase in net indebtedness outstanding as a result of the acquisitions of telephone properties from Verizon, which were only partially funded from the sale of the Company's wireless business.

Nonrecurring Gains and Losses

      In the third quarter of 2001, the Company recorded a $58.5 million pre-tax gain ($.27 per share) on the sale of assets, substantially all of which related to the sale of its remaining shares of common stock of Illuminet. In the third quarter of 2001, the Company also recorded a pre-tax charge of $15.0 million ($.07 per share) due to the write-down in the value of certain non-operating investments in which the Company owns a minority interest.

Income Tax Expense

      Income tax expense from continuing operations decreased $1.3 million in the third quarter of 2002 compared to the third quarter of 2001. The effective income tax rate (from continuing operations) was 34.5% and 36.9% for the three months ended September 30, 2002 and 2001, respectively. Such decrease in the effective tax rate is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the three months ended September 30, 2002 (which only reflect results of operations prior to the date of sale) have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for the three months ended September 30, 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

                                                                            Three months
                                                                         ended September 30,
--------------------------------------------------------------------------------------------
                                                                         2002          2001
--------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Operating revenues                                                $     38,012       115,404
Operating expenses, exclusive of corporate overhead costs
  of $1.3 million and $4.9 million, respectively                  $    (53,179)      (77,584)
Income from unconsolidated cellular entities                      $      5,426        16,622
Minority interest expense                                         $     (1,659)       (3,449)
Gain on sale of discontinued operations                           $    803,905             -
Other income and (expense)                                        $        190         2,068
Income tax expense                                                $   (248,565)      (20,326)
Income from discontinued operations, net of tax                   $    544,130        32,735


      Included in operating expenses for the three months ended September 30, 2002 is a $30.5 million charge associated with the write-off of all costs expended to develop the wireless portion of the Company's billing system currently in development.

      The Company recorded an $803.9 million pre-tax gain on the sale of substantially all of its wireless business in the third quarter of 2002.

      For further information, see Note 4 to the Company's consolidated financial statements appearing elsewhere in this report.


                Nine Months Ended September 30, 2002 Compared
                   to Nine Months Ended September 30, 2001

      Net income (and diluted earnings per share) was $757.3 million ($5.31) and $293.3 million ($2.06) for the first nine months of 2002 and 2001, respectively. Income from continuing operations was $146.7 million for the first nine months of 2002 and $107.5 million for the first nine months of 2001. Diluted earnings per share from continuing operations was $1.03 during the first nine months of 2002 compared to $.76 during the first nine months of 2001. In accordance with the provisions of SFAS 142, amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the nine months ended September 30, 2001 been subject to SFAS 142, income from continuing operations (and diluted earnings per share) would have been $142.2 million ($1.00) and net income (and diluted earnings per share) would have been $335.5 million ($2.36).

      Exclusive of nonrecurring items, diluted earnings per share (as adjusted for goodwill amortization) would have been $1.68 and $1.46 for the nine months ended September 30, 2002 and 2001, respectively. Net income for the first nine months of 2002 includes a net favorable impact ($751.5 million pre-tax; $3.63 per share) of nonrecurring items consisting of (i) a $803.9 million pre-tax gain ($3.86 per share) on the sale of substantially all of its wireless operations (reflected as a component of discontinued operations), (ii) a $30.5 million pre-tax charge ($.14 per share) to write down the wireless portion of the billing system (reflected as a component of discontinued operations), (iii) a $15.0 million pre-tax charge ($.07 per share) for uncollectible receivables primarily related to the bankruptcy of WorldCom, Inc., (iv) a $3.0 million pre-tax charge ($.01 per share) associated with responding to an unsolicited takeover proposal, (v) a $7.6 million pre-tax charge ($.03 per share) related to the Company's refund of access charges to interexchange carriers, and (vi) a $3.7 million pre-tax gain ($.02 per share) on the sale of certain non-strategic assets. Net income for the first nine months of 2001 includes a net favorable impact ($200.3 million pre-tax; $.90 per share) of nonrecurring items consisting primarily of (i) gain on the sale of PCS licenses, reflected as a component of discontinued operations ($169.1 million pre-tax; $.76 per share), (ii) gain on the sale of assets ($58.5 million pre-tax; $.27 per share), substantially all of which relates to the sale of Illuminet stock, (iii) the write-down of certain non-operating investments ($25.5 million pre-tax; $.12 per share), (iv) a $3.0 million pre-tax charge ($.01 per share) associated with responding to an unsolicited takeover proposal and (v) costs incurred related to an ice storm ($2.0 million pre-tax; $.01 per share).

                                                                                            Nine months
                                                                                        ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                                    2002                  2001
------------------------------------------------------------------------------------------------------------------
                                                                                (Dollars, except per share amounts,
                                                                                     and shares in thousands)

Operating income
     Telephone                                                                  $  366,296                  307,728
     Other                                                                          31,275                   16,657
     Corporate overhead costs allocable to discontinued operations                 (11,275)                 (14,876)
-------------------------------------------------------------------------------------------------------------------
                                                                                   386,296                  309,509
Interest expense                                                                  (164,826)                (173,499)
Nonrecurring gains and losses                                                        3,709                   33,043
Other income and expense                                                              (356)                   3,517
Income tax expense                                                                 (78,139)                 (65,081)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                  146,684                  107,489
Discontinued operations, net of tax                                                610,595                  185,779
-------------------------------------------------------------------------------------------------------------------
Net income                                                                      $  757,279                  293,268
===================================================================================================================
Net income, as adjusted for goodwill amortization                               $  757,279                  335,476
===================================================================================================================

Basic earnings per share
     From continuing operations                                                 $     1.04                     .76
     From continuing operations, as adjusted for goodwill amortization          $     1.04                    1.01
     From discontinued operations                                               $     4.32                    1.32
     From discontinued operations, as adjusted for goodwill amortization        $     4.32                    1.37
     Basic earnings per share                                                   $     5.36                    2.08
     Basic earnings per share, as adjusted for goodwill amortization            $     5.36                    2.38
Diluted earnings per share
     From continuing operations                                                 $     1.03                     .76
     From continuing operations, as adjusted for goodwill amortization          $     1.03                    1.00
     From discontinued operations                                               $     4.28                    1.31
     From discontinued operations, as adjusted for goodwill amortization        $     4.28                    1.36
     Diluted earnings per share                                                 $     5.31                    2.06
     Diluted earnings per share, as adjusted for goodwill amortization          $     5.31                    2.36

Average basic shares outstanding                                                   141,324                 140,693
==================================================================================================================

Average diluted shares outstanding                                                 142,710                 142,267
==================================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the nine months ended September 30, 2002 and 2001 were as follows:

                                                                                               Nine months
                                                                                           ended September 30,
----------------------------------------------------------------------------------------------------------------
                                                                                        2002               2001
----------------------------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                                               87.6%              89.7
     Other operations                                                                   12.4%              10.3

Operating income
     Telephone operations                                                               94.8%              99.4
     Other operations                                                                    8.1%               5.4
     Corporate overhead costs allocable to discontinued operations                      (2.9)%             (4.8)
----------------------------------------------------------------------------------------------------------------

Telephone Operations

                                                                                               Nine months
                                                                                           ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                                                          2002                2001
-------------------------------------------------------------------------------------------------------------------
                                                                                          (Dollars in thousands)
Operating revenues
     Local service                                                                  $   418,332            367,283
     Network access                                                                     686,325            645,869
     Other                                                                              109,508            103,728
------------------------------------------------------------------------------------------------------------------
                                                                                      1,214,165          1,116,880
------------------------------------------------------------------------------------------------------------------

Operating expenses
     Plant operations                                                                   305,230            285,980
     Customer operations                                                                103,484             86,219
     Corporate and other                                                                155,269            140,329
     Depreciation and amortization                                                      283,886            296,624
------------------------------------------------------------------------------------------------------------------
                                                                                        847,869            809,152
------------------------------------------------------------------------------------------------------------------

Operating income                                                                    $   366,296            307,728
==================================================================================================================

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of September 30, 2002, approximately 84% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana and Colorado.

      Telephone operating income increased $58.6 million (19.0%) due to an increase in operating revenues of $97.3 million (8.7%), which was partially offset by an increase in operating expenses of $38.7 million (4.8%).

      The $51.0 million (13.9%) increase in local service revenues was primarily due to a $42.9 million increase due to the acquisitions of the Verizon properties. The remaining increase of $8.1 million was primarily due to a $5.5 million increase in the provision of custom calling features.

      Network access revenues increased $40.5 million (6.3%) in the first nine months of 2002 primarily due to a $35.9 million increase due to the acquisitions of the Verizon properties, a $9.2 million increase in the partial recovery of increased operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies, a $7.9 million increase in revenues from the federal Universal Service Fund, a $7.3 million increase in rates in certain jurisdictions and a $3.9 million increase in the revision of prior year revenue settlement agreements. Such increases were partially offset by a $17.1 million decrease in intrastate revenues due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless services) and (ii) decreased access rates in certain states; and a $7.6 million pre-tax charge relating to the Company's refund of access charges to interexchange carriers.

      Other revenues increased $5.8 million (5.6%) in the first nine months of 2002 primarily due to a $6.7 million increase due to the acquisitions of the Verizon properties.

      Exclusive of access lines acquired from Verizon, access lines declined 0.5% during the nine months ended September 30, 2002. Access line growth during the nine months ended September 30, 2001 was 0.6%. The Company believes the decline in the number of access lines during 2002 is primarily due to general economic conditions in the Company's markets (which the Company believes will continue until there is an economic recovery) and an increase in the number of customers receiving telephone services from competitive service providers, including wireless and cable telephony providers.

      During the first nine months of 2002, the Company incurred aggregate pre-acquisition operating expenses of approximately $6.0 million associated with the two Verizon acquisitions, one of which was completed July 1, 2002 and the other of which was completed August 31, 2002.

      Plant operations expenses increased $19.3 million (6.7%), of which $23.9 million was related to the acquisitions of the Verizon properties and $13.3 million was related to increases in salaries and benefits. Such increases were partially offset by a $13.8 million decrease in access expenses primarily as a result of previously-disclosed changes in certain optional calling plans in Arkansas approved in late 2001 and a $3.1 million decrease in repairs and maintenance expenses.

      During the first nine months of 2002, customer operations expenses increased $17.3 million (20.0%) primarily due to $7.0 million increase related to the acquisitions of the Verizon properties, a $5.0 million increase in salaries and benefits and a $5.0 million increase in customer service expenses.

      Corporate and other expenses increased $14.9 million (10.6%) primarily due to a $10.3 million increase related to the acquisitions of the Verizon properties, a $3.6 million increase in salaries and benefits, and a $3.8 million increase in the provision for doubtful accounts. The Company recorded a provision for uncollectible receivables, primarily related to the bankruptcy of WorldCom, Inc., in the amount of $15.0 million during the first nine months of 2002. Such increase was partially offset by an $11.2 million reduction in the provision for uncollectible receivables.

      Depreciation and amortization decreased $12.7 million (4.3%), of which $43.4 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was partially offset by a $18.9 million increase in depreciation expense due to higher levels of plant in service and $13.5 million of depreciation related to the properties acquired from Verizon.

Other Operations

                                                                          Nine months
                                                                      ended September 30,
------------------------------------------------------------------------------------------
                                                                    2002             2001
------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Operating revenues
     Long distance                                             $  105,871           87,164
     Internet                                                      42,263           27,678
     Other                                                         23,818           13,103
------------------------------------------------------------------------------------------
                                                                  171,952          127,945
------------------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                         130,818          105,049
     Depreciation and amortization                                  9,859            6,239
------------------------------------------------------------------------------------------
                                                                  140,677          111,288
------------------------------------------------------------------------------------------

Operating income                                               $   31,275           16,657
==========================================================================================

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and security monitoring operations.

      The $18.7 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($22.1 million), partially offset by a decrease in the average rate charged by the Company per minute of use ($3.4 million). The number of long distance customers as of September 30, 2002 and 2001 was 584,890 and 438,669, respectively. Internet revenues increased $14.6 million due to growth in the number of customers, primarily due to the expansion of the Company's DSL product offering. Other revenues increased $10.7 million due to increased revenues in the Company's CLEC business, substantially all of which was due to an acquisition of certain CLEC operations in the first quarter of 2002.

      Cost of sales and operating expenses increased $25.8 million primarily due to (i) a $17.4 million increase in expenses associated with the Company's long distance operations (of which $9.4 million was due to increased payments to other carriers due to higher minutes of use partially offset by a decrease in the average rate per minute of use; $3.3 million related to increased sales and marketing costs; $2.3 million was due to an increase in the provision for doubtful accounts; and $1.6 million was due to an increase in billing and collection costs); (ii) a $9.7 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $9.4 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $7.0 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

      Depreciation and amortization increased $3.6 million (58.0%) primarily due to increased depreciation expense in the Company's CLEC and fiber network businesses.

Interest Expense

      Interest expense decreased $8.7 million (5.0%) in the first nine months of 2002 compared to the first nine months of 2001 due to decreased average debt outstanding and decreased rates.

Nonrecurring Gains and Losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a PCS license.

      In the first nine months of 2001, the Company recorded a pre-tax gain of $58.5 million from the sale of assets, substantially all of which related to the sale of its remaining common shares of Illuminet. Such gain was partially offset by a $25.5 million pre-tax charge due to the write-down in the value of certain non-operating investments.

Other Income and Expense

      Other expense was $356,000 in the first nine months of 2002 compared to income of $3.5 million during the first nine months of 2001. Such decrease was primarily due to a $2.5 million reduction in capitalized interest.

Income Tax Expense

      Income tax expense from continuing operations increased $13.1 million in the first nine months of 2002 compared to the first nine months of 2001 primarily due to an increase in income before taxes. The effective income tax rate (from continuing operations) was 34.8% and 37.7% for the nine months ended September 30, 2002 and 2001, respectively. Such decrease in the effective tax rate is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

Discontinued Operations

      On August 1, 2002 (pursuant to a definitive agreement signed March 19,
2002), the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the nine months ended September 30, 2002 (which only reflect results of operations prior to the date of sale) have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for the nine months ended September 30, 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

                                                                              Nine months
                                                                          ended September 30,
----------------------------------------------------------------------------------------------
                                                                        2002             2001
----------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

Operating revenues                                               $    246,705          329,496
Operating expenses, exclusive of corporate overhead costs
  of $11.3 million and $14.9 million, respectively               $   (175,447)        (225,781)
Income from unconsolidated cellular entities                     $     29,622           32,648
Minority interest expense                                        $     (8,569)          (9,150)
Gain on sale of discontinued operations                          $    803,905                -
Nonrecurring gains                                               $          -          166,928
Other income and (expense)                                       $        188            5,108
Income tax expense                                               $   (285,809)        (113,470)
Income from discontinued operations, net of tax                  $    610,595          185,779


      Included in operating expenses for the nine months ended September 30, 2002 is a $30.5 million charge associated with the write-off of all costs expended to develop the wireless portion of the Company's billing system currently in development.

      The Company recorded an $803.9 million pre-tax gain on the sale of substantially all of its wireless business in the third quarter of 2002.

      Nonrecurring gains and losses for the first nine months of 2001 relate to the sale of 30 PCS licenses to Leap Wireless, Inc.

      For further information, see Note 4 to the Company's consolidated financial statements appearing elsewhere in this report.

Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 requires all business combinations consummated after June 30, 2001 to be accounted for under the purchase method of accounting; the pooling of interests method is no longer permitted. Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment at least annually and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. The Company has completed the initial transitional goodwill impairment test as well as the required annual test of SFAS 142 and has determined its goodwill is not impaired.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company's wireless operations have been reflected as discontinued operations for the first nine months of 2002 in accordance with the provisions of SFAS 144. Results of operations for 2001 have been restated to conform to this presentation. The adoption of the impairment portion of SFAS 144 is not expected to have a material effect on the results of operations of the Company.


                        LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities from continuing operations was $636.4 million during the first nine months of 2002 compared to $458.3 million during the first nine months of 2001. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities from continuing operations for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

      Net cash used in investing activities from continuing operations was $2.506 billion and $311.1 million for the nine months ended September 30, 2002 and 2001, respectively. During the third quarter of 2002, the Company acquired the assets of Verizon's Alabama and Missouri local exchange telephone operations for $2.201 billion cash. During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash. During the first quarter of 2001, the Company paid $47.1 million cash to acquire an additional 18.6% interest in Spectra Communication Group, LLC, the Company's majority-owned subsidiary organized in 2000 to acquire and operate former Verizon properties in Missouri. Payments for property, plant and equipment were $61.0 million less in the first nine months of 2002 than in the comparable period during 2001. Capital expenditures from continuing operations for the nine months ended September 30, 2002 were $221.3 million for telephone operations and $49.4 million for other operations. During the third quarter of 2001, the Company received cash proceeds of $64.6 million, primarily from the sale of its remaining Illuminet common stock.

      Budgeted capital expenditures from continuing operations for 2002 total $315 million for telephone operations and $65 million for other operations.

      Net cash provided by (used in) financing activities from continuing operations was $529.0 million during the first nine months of 2002 compared to ($372.9) million during the first nine months of 2001. Proceeds from the issuance of debt, net of debt payments, were $563.7 million during the first nine months of 2002, compared to net payments of debt of $355.5 million during the first nine months of 2001. For additional information, see the Company's accompanying consolidated statements of cash flows.

      Net cash provided by discontinued operations was $1.632 billion during the nine months ended September 30, 2002 compared to $224.8 million during the nine months ended September 30, 2001. For additional information, see Note 4 to the Company's consolidated financial statements.

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

      On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. The agents for these credit facilities are JP Morgan Chase Bank, Wachovia Bank, Bank of America, Bank One and SunTrust Bank. These facilities replaced credit facilities that matured during the third quarter of 2002.

      In the third quarter of 2002, the Company issued $500 million of senior notes due 2012 (which bear interest at 7.875%) and $165 million of convertible senior debentures (which bear interest at 4.75% and which may be converted into shares of CenturyTel common stock at a conversion price of $40.455 per share).

      On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion cash.

      Proceeds from the sale of Equity Units, senior notes and convertible senior debentures, along with the proceeds received from the sale of the Company's wireless operations and utilization of its $800 million credit facilities, were used to finance the third quarter 2002 acquisitions of telephone properties in Alabama and Missouri from Verizon which aggregated $2.201 billion and the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002. The Company also has an obligation to pay taxes in December 2002 estimated at approximately $300 million as a result of the sale of substantially all of its wireless operations.

      The following table contains certain information concerning the Company's material obligations as of October 31, 2002.

                                                     Payments due by period
--------------------------------------------------------------------------------------------------------
                                          Less than                                            After
Total obligations            Total         1 year          1-3 years          4-5 years       5 years
--------------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Long-term debt,
  including current
  maturities              $3,459,037         28,473        1,009,207           183,097        2,238,260

Estimated income
  tax payments as a
  result of the sale
  of wireless operations  $  300,000        300,000                -                 -                -
--------------------------------------------------------------------------------------------------------

      As of October 31, 2002, CenturyTel had $605 million of undrawn committed bank lines of credit and CenturyTel's subsidiaries had available $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank for use in making capital improvements to the Company's telephone plant and equipment. CenturyTel also has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At October 31, 2002, CenturyTel had no commercial paper outstanding under such program.

      Following CenturyTel's issuance of Equity Units in May 2002, Moody's Investors Service affirmed its rating of CenturyTel's long-term debt of Baa2 (with a stable outlook) and Standard & Poor's improved its rating of CenturyTel's long-term debt to BBB+ (with a stable outlook) from BBB+ (with a negative outlook). Such ratings were reaffirmed in connection with the Company's issuance of $665 million aggregate principal amount of senior debt in the third quarter of 2002.

                               OTHER MATTERS

Accounting for the Effects of Regulation

      The Company currently accounts for its regulated telephone operations (except for the properties acquired from Verizon in the third quarter of 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71 ("SFAS 71"), "Accounting for the Effects of Certain Types of Regulation." While the ongoing applicability of SFAS 71 to the Company's telephone operations accounted for under SFAS 71 is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies to these operations. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in these telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities, along with an adjustment of certain accumulated depreciation accounts to reflect the difference between recorded depreciation and the amount of depreciation that would have been recorded had the Company's telephone operations not been subject to rate regulation. Such discontinuance of the application of SFAS 71 may result in a material, noncash charge against earnings which would be reported as an extraordinary item.

      All of the Company's telephone properties (except for the properties acquired from Verizon in the third quarter of 2002) are regulated for interstate services by the Federal Communications Commission ("FCC") under "rate of return" regulation which focuses on authorized levels of earnings by local exchange carriers. The properties acquired from Verizon in the third quarter of 2002 are regulated under "price cap" regulation. Under price cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. For additional information, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Development of Billing System

      The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $132.6 million at September 30, 2002. A portion of these billing system costs related to the wireless business ($30.5 million) was written off as a component of discontinued operations in the third quarter of 2002 as a result of the sale of substantially all of the Company's wireless operations on August 1, 2002. See
Note 4 to the Company's consolidated financial statements appearing elsewhere in this report. The Company's remaining billing system costs are expected to aggregate approximately $175 million upon completion and are expected to be amortized over a twenty-year period. The Company expects to begin amortization of the billing system in 2003 as properties are migrated to this new system.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. Although the Company expects to complete the system in early 2004, there is no assurance that this deadline (or the Company's budget) will be met or that the system will function as anticipated.

Other

      The decline in equity markets in recent years coupled with record low interest rates and rising medical costs have increased the level of employee benefits expenses, including defined benefit pension expense and pre- and post-retirement medical expenses. The Company expects these declines in the equity markets and rising medical costs will result in higher pension expense and pre- and post-retirement medical expenses in 2003. Based on the Company's current estimates, such costs are expected to increase between [$25-35] million in 2003 over 2002 levels on an annual basis.

                                     Item 3.

                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      At September 30, 2002, the fair value of the Company's long-term debt was estimated to be $3.7 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $142.3 million decrease in fair value of the Company's long-term debt. As of September 30, 2002, approximately 86% of the Company's long-term debt obligations were fixed rate (after giving effect to the hedging transactions described below).

      The Company uses derivative instruments to (i) swap its current or anticipated exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

      At September 30, 2002, the Company had outstanding a fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010, that pay interest at a fixed rate of 8.375%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.59%, with settlement and rate reset dates occuring each six months through the expiration of the hedge in October 2010. At September 30, 2002, the Company realized a rate under this hedge of 5.31%. The fair market value of this hedge was $19.2 million at September 30, 2002 and is reflected as an asset and as an adjustment to the underlying debt on the September 30, 2002 balance sheet. Market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% change in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $14.9 million decrease in the fair value of the hedge.

      At September 30, 2002, the Company also had outstanding a cash flow hedge associated with $400 million of anticipated borrowings expected to be incurred in the fourth quarter of 2002 under its $800 million credit facilities. Such hedge expires in October 2003. This hedge is designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 1.865%. The fair value of this hedge was $1.0 million at September 30, 2002 and is reflected as a liability and as Accumulated Other Comprehensive Income (Loss) (net of tax) on the September 30, 2002 balance sheet. A hypothetical 10% increase in the forward rates would result in a $645,000 decrease in the fair value of this hedge.


                                     Item 4.

                             CONTROLS AND PROCEDURES

      The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report. Based on the evaluation, Messrs. Post and Ewing have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that they are timely alerted of all material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1:      Legal Proceedings

      On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Service Commission ("APSC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APSC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. On May 13, 2002, the APSC reaffirmed its prior orders and the Company's intrastate switched access rates on an interim basis subject to further rehearing and appeal proceedings. Further ruling by the APSC is expected in the fourth quarter of 2002.

      On August 29, 2002, the Wisconsin Court of Appeals upheld a ruling upon appeal that ordered the Company to refund access charges collected from interexchange carriers from December 1998 through 2000 on the former properties acquired from Ameritech. As a result of this ruling, the Company recorded a one-time charge of $.03 per share related to this refund in the third quarter of 2002.

      For information on other legal proceedings, see the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.


Item 2:      Changes in Securities and Use of Proceeds

      In the quarter ended September 30, 2002, the Company completed a private offering of an aggregate of $165 million principal amount of its 4.75% Convertible Senior Debentures, Series K, due 2032, to qualified institutional buyers pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 144A promulgated thereunder. Banc of America Securities LLC, J.P. Morgan Securities Inc., and Wachovia Securities, Inc. acted as the initial purchasers of the debentures. On August 26, 2002, the Company sold $150 million principal amount of the debentures to the initial purchasers and, on September 10, 2002, the Company sold an additional $15 million principal amount of the debentures to the initial purchasers upon exercise of their over-allotment option. The debentures were issued under an Indenture, dated as of March 31, 1994, between the Company and Regions Bank, as trustee, and a supplemental indenture, dated as of August 20, 2002 (together, the "indenture"). The Company sold the debentures at par value and realized proceeds, net of purchasers' discounts and expenses, of approximately $160.4 million.

      Holders may convert each $1,000 principal amount of their debentures into
24.7188 shares of common stock of the Company (subject to adjustments described in the indenture) under any of the following circumstances:

      o at any time at the option of the holder if the average sales price (as defined in the indenture) of the Company's common stock for the last 20 trading days in the preceding calendar quarter is greater than or equal to 120% of the conversion price;

      o if the credit rating assigned to the debentures is reduced to Ba2 or lower by Moody's Investor's Service Inc. or BB+ or lower by Standard and Poor's Ratings Group;

      o  if the Company calls the debentures for redemption; or

      o upon the occurrence of certain corporate transactions specified in the indenture.

      Interest on the debentures is payable semiannually on February 1 and August 1 of each year, beginning February 1, 2003. The Company will also pay contingent interest under certain circumstances described in the indenture. The Company may redeem the debentures for cash beginning on August 5, 2006. Holders may require the Company to purchase all or a portion of their debentures on August 1, 2006, August 1, 2010, and August 1, 2017, or upon a change of control of the Company (as defined in the indenture).

      On October 10, 2002, the Company filed a registration statement on Form S-3, which has not yet become effective, to register the debentures and the underlying shares of the Company's common stock into which such debentures are convertible. For additional information regarding the Company's sale of the debentures and the use of the net proceeds therefrom, see Note 7 to the Company's consolidated financial statements appearing in Item 1 of Part I of this Quarterly Report, and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in Item 2 of Part I of this Quarterly Report.


Item 6:    Exhibits and Reports on Form 8-K
           --------------------------------

      A.   Exhibits
           --------

           4.1 Second Supplemental Indenture dated as of August 20, 2002 between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel's 4.75% Convertible Senior Debentures, Series K, due 2032 (incorporated by reference to Exhibit 4.3 of CenturyTel's registration statement on Form S-4, File No. 333-100480).

           4.2 Form of 4.75% Convertible Senior Debentures, Series K, due 2032 (included in Exhibit 4.1).

           4.3 Board resolutions designating the terms and conditions of CenturyTel's 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of CenturyTel's registration statement on Form S-3, File No. 333-100481).

           4.4 Form of 7.875% Senior Notes, Series L, due 2012 (included in Exhibit 4.3).

           4.5 Registration Rights Agreement dated as of August 26, 2002 by and among CenturyTel, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Wachovia Securities, Inc., (incorporated by reference to Exhibit 4.5 of CenturyTel's registration statement on Form S-4, File No. 333-100480).

           4.6 Exchange and Registration Rights Agreement dated as of August 26, 2002 by and among CenturyTel and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Wachovia Securities, Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.4 of CenturyTel's registration statement on Form S-3, File No. 333-100481).

           10.1 CenturyTel's 2002 Directors Stock Option Plan, included herein.

           10.2 Form of Stock Option Agreement, pursuant to the 2002 Directors Stock Option Plan, entered into by CenturyTel in connection with options granted to the outside directors as of May 10, 2002, included herein.

           10.3 CenturyTel's 2002 Management Incentive Compensation Plan, included herein.

           10.4 Form of Stock Option Agreement, pursuant to the 2002 Management Incentive Compensation Plan, entered into between CenturyTel and certain of its officers and key officers at various dates since May 9, 2002, included herein.


           11     Computations of Earnings Per Share, included herein.

      B.   Reports on Form 8-K
           -------------------

           The following items were reported in the Form 8-K filed July 15, 2002:

           Item 2.    Acquisition or Disposition of Assets -
                      Consummation of the acquisition of telephone properties in Alabama from Verizon.

           Item 7. Financial Statements and Exhibits - Such information required was provided in a subsequent Form 8-K filed on August 13, 2002.

           The following item was reported in the Form 8-K filed July 19, 2002:

           Item 9. Regulation FD Disclosure - Information related to a report issued by a private research firm.

             The following item was reported in the Form 8-K filed July 26, 2002:

           Item 5. Other Events and Regulation FD Disclosure - News release announcing second quarter 2002 operating results.

           The following item was reported in the Form 8-K filed August 13, 2002:

           Item 5.    Other Events and Regulation FD Disclosure -
                      Restated portions of 2001 Form 10-K to reflect the Company's wireless operations as discontinued operations.

           The following items were reported in the Form 8-K filed August 13, 2002:

           Item 2.    Acquisition or Disposition of Assets -
                      Consummation of the sale of the Company's wireless operations to Alltel

           Item 7. Financial Statements and Exhibits - Historical financial statements of Verizon properties acquired or to be acquired and pro forma financial information.

           The following items were reported in the Form 8-K filed August 14, 2002:

           Items 7 & 9. Financial Statements and Exhibits and
                        Regulation FD Disclosure- Statements of Oath and Certification of Financial Statements by Registrant's Chief Executive Officer and Chief Financial Officer.


           The following item was reported in the Form 8-K filed August 22, 2002:

           Item 5. Other Events and Regulation FD Disclosure - Information concerning Registrant's upcoming commitments and commencement of private placements of an aggregate of $650 million of debt securities.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CenturyTel, Inc.

Date: November 14, 2002                       /s/ Neil A. Sweasy
                                              --------------------------
                                              Neil A. Sweasy
                                              Vice President and Controller
                                              (Principal Accounting Officer)

                                 CERTIFICATIONS

    I, Glen F. Post, III, Chairman of the Board and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CenturyTel, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                    /s/ Glen F. Post, III
                                              --------------------------
                                                Glen F. Post, III
                                                Chairman of the Board and
                                                Chief Executive Officer

                                 CERTIFICATIONS


    I, R. Stewart Ewing, Jr., Executive Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CenturyTel, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods present in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                     /s/ R. Stewart Ewing, Jr.
                                               --------------------------
                                                   R. Stewart Ewing, Jr.
                                                   Executive Vice President and
                                                   Chief Financial Officer