Form 10-Q/A
period 2002-09-30
CENTURYTEL INC
filed 2002-11-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A


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

Other

      The decline in equity markets in recent years coupled with record low interest rates and rising medical costs have increased the level of employee benefits expenses, including defined benefit pension expense and pre- and post-retirement medical expenses. The Company expects these declines in the equity markets and rising medical costs will result in higher pension expense and pre- and post-retirement medical expenses in 2003. Based on the Company's current estimates, such costs are expected to increase between $15-25 million in 2003 over 2002 levels on an annual basis.

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

           10.3 CenturyTel's 2002 Management Incentive Compensation Plan, included herein.

           10.4 Form of Stock Option Agreement, pursuant to the 2002 Management Incentive Compensation Plan, entered into between CenturyTel and certain of its officers and key employees at various dates since May 9, 2002, included herein.


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