Form 10-K
period 2002-12-31
CENTURYTEL INC
filed 2003-03-27
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2002

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

    Title of each class               Name of each exchange on which registered
    ___________________               _________________________________________

  Common Stock, par value $1.00               New York Stock Exchange
                                              Berlin Stock Exchange
  Preference Share Purchase Rights            New York Stock Exchange
                                              Berlin Stock Exchange
  Corporate Units issued May 2002             New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the Registrant is an accelerated filer (as defined
in Rule 12b-2 of the Act).                       Yes [X]   No [ ]

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $4.2 billion as of June 28, 2002. As of February 28, 2003, there were 143,069,486 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished in connection with the 2003 annual meeting of shareholders are incorporated by reference in Part III of this Report.

                                     PART I

Item 1.       Business

      General. CenturyTel, Inc. ("CenturyTel") is a regional integrated communications company engaged primarily in providing local exchange telephone services. For the year ended December 31, 2002, local exchange telephone operations provided 88% of the consolidated revenues from continuing operations of CenturyTel and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

      At December 31, 2002, the Company's local exchange telephone subsidiaries operated approximately 2.4 million telephone access lines, primarily in rural, suburban and small urban areas in 22 states, with the largest customer bases located in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. According to published sources, the Company is the eighth largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

      On August 1, 2002, the Company sold substantially all of its wireless operations for an aggregate of approximately $1.59 billion in cash. For additional information, see "Recent acquisitions and dispositions" below.

      The Company also provides long distance, Internet access, competitive local exchange carrier, fiber network, security monitoring, and other communications and business information services in certain local and regional markets. For more information, see "Other Operations."

      Recent acquisitions and dispositions. On July 1, 2002, the Company completed the acquisition of approximately 300,000 telephone access lines in the state of Alabama from Verizon Communications, Inc. ("Verizon") for approximately $1.022 billion cash. On August 31, 2002, the Company completed the acquisition of approximately 350,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash. The assets purchased included (i) telephone access lines and related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri, (ii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges and (iii) approximately 2,800 route miles of fiber optic cable within the purchased exchanges. The acquired assets did not include Verizon's cellular, personal communications services ("PCS"), long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company did not assume any liabilities of Verizon other than (i) those associated with contracts, facilities and certain other assets transferred in connection with the purchase and (ii) certain employee-related liabilities, including liabilities for postretirement health benefits.

      On February 28, 2002, the Company purchased the fiber network and customer base of KMC Telecom's operations in Monroe and Shreveport, Louisiana which allows the Company to offer broadband and competitive local exchange services to customers in these markets.

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

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. The Company currently owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

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

      In August 2000, the Company acquired the assets of CSW Net, Inc., a regional Internet service provider that offers dial-up and dedicated Internet access, and web site and domain hosting to more than 18,000 customers in 28 communities in Arkansas.

      On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.59 billion in cash. In connection with this transaction, the Company divested its (i) interests in its majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof), (ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and (iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa. As a result, the Company's wireless operations have been reflected as discontinued operations in the Company's accompanying consolidated financial statements.

      In the second quarter of 2001, the Company sold to Leap Wireless International, Inc. 30 PCS operating licenses for an aggregate of $205 million. The Company received approximately $118 million of the purchase price in cash at closing and collected the remainder in installments through the fourth quarter of 2001.

      In June 1999, the Company sold all of the operations of its Brownsville and McAllen, Texas, cellular systems to Western Wireless Corporation for approximately $96 million cash. The Company received its proportionate share of the sale proceeds of approximately $45 million after-tax.

      In May 1999, the Company sold substantially all of its Alaska telephone and wireless operations for approximately $300 million after-tax. In February 2000, the Company sold its interest in Alaska RSA #1, which completed the Company's divestiture of its Alaska operations.

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

      Pending Acquisition and Disposition. In connection with the August 2002 sale of its wireless operations to Alltel, the Company retained a minority interest in one market, which it agreed to sell to Alltel for approximately $68 million, subject to several closing conditions. Alltel has asserted that some of these closing conditions have not been satisfied, and the parties are currently in discussions regarding such conditions. No assurance can be given that this sale will occur.

      On February 13, 2003, a federal bankruptcy court approved the Company's $38 million bid to acquire the assets of Digital Teleport, Inc., a regional fiber optics communications company providing wholesale data transport services to other communications carriers over a currently usable 3,800 route mile network located in Missouri, Arkansas, Oklahoma and Kansas. The Company intends to use the acquired assets to sell services to new and existing customers and to reduce the Company's reliance on third party transport providers. The transaction is expected to be completed in the second quarter of 2003, subject to regulatory approvals and other closing conditions.

      Where to find additional information. Effective February 28, 2003, the Company makes available free of charge on its website (www.centurytel.com) filings made with the Securities and Exchange Commission ("SEC") on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after such filings are made with the SEC.

      Other. As of December 31, 2002, the Company had approximately 6,960 employees, approximately 1,900 of whom were members of 15 different bargaining units represented by the International Brotherhood of Electrical Workers, the Communications Workers of America, or the NTS Employee Committee. Relations with employees continue to be generally good.

      CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.


                              TELEPHONE OPERATIONS

      According to published sources, the Company is the eighth largest local exchange telephone company in the United States, based on the approximately 2.4 million access lines it served at December 31, 2002. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominantly rural, suburban and small urban markets in 22 states. The table below sets forth certain information with respect to the Company's access lines as of December 31, 2002 and 2001.

                   December 31, 2002                 December 31, 2001
------------------------------------------------------------------------------
                 Number of      Percent of        Number of        Percent of
   State       access lines    access lines      access lines     access lines
------------------------------------------------------------------------------

Wisconsin (1)      490,116           21%            498,331              28%
Missouri (2)       478,207           20             130,651               7
Alabama            289,015           12                   -               -
Arkansas           268,220           11             271,617              15
Washington         188,733            8             189,868              11
Michigan           112,713            5             114,643               6
Louisiana          104,408            4             104,043               6
Colorado            96,799            4              97,571               6
Ohio                84,452            4              84,636               5
Oregon              76,751            3              78,592               4
Montana             65,666            3              65,974               4
Texas               48,931            2              51,451               3
Minnesota           30,930            1              31,110               2
Tennessee           27,365            1              27,660               2
Mississippi         24,156            1              23,579               1
New Mexico           6,565            -               6,396               -
Idaho                5,976            -               6,119               -
Wyoming              5,494            -               5,408               -
Indiana              5,468            -               5,490               -
Iowa                 2,099            -               2,072               -
Arizona              1,986            -               1,937               -
Nevada                 514            -                 495               -
------------------------------------------------------------------------------
                 2,414,564          100%          1,797,643             100%
==============================================================================

(1) As of December 31, 2002 and 2001, approximately 61,060 and 61,990, respectively, of these lines are owned and operated by CenturyTel's 89%-owned affiliate.
(2) As of December 31, 2002 and 2001, approximately 130,740 and 130,651, respectively, of these lines are owned and operated by CenturyTel's 75.7%-owned affiliate.

      As indicated in the following table, the Company has generally experienced growth in its telephone operations over the past several years, a substantial portion of which was attributable to the third quarter 2002 acquisitions of telephone properties from Verizon, the third quarter 2000 acquisitions of telephone properties from Verizon, the acquisitions of other telephone properties and the expansion of services. A portion of the Company's access line growth was offset by the May 1999 sale of the Company's Alaska telephone operations.


                                              Year ended or as of December 31,
-------------------------------------------------------------------------------------------
                                 2002         2001          2000         1999         1998
-------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)

Access lines                 2,414,564    1,797,643     1,800,565    1,272,867    1,346,567
   % Residential                    76%          76            76           75           74
   % Business                       24%          24            24           25           26
Operating revenues       $   1,733,592    1,505,733     1,253,969    1,126,112    1,077,343
Capital expenditures     $     319,536      351,010       275,523      233,512      223,190
-------------------------------------------------------------------------------------------

      The Company hopes to expand its telephone operations by (i) acquiring additional telephone properties, (ii) providing service to new customers, (iii) increasing network usage and (iv) providing additional services which may be made possible by advances in technology and improvements in the Company's infrastructure. For information on developing competitive trends, see "-Regulation and Competition."

Services

      The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                  2002              2001             2000
-------------------------------------------------------------------------

Local service                     34.9%             32.6             32.6
Network access                    56.1              58.1             58.0
Other                              9.0               9.3              9.4
-------------------------------------------------------------------------
                                 100.0%            100.0            100.0
=========================================================================


      Local service. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Access lines declined 1.1% in 2002 (exclusive of the 2002 Verizon acquisitions) and declined 0.2% in 2001. Internal access line growth during 2000 was 2.8%. The Company believes the decline in the number of access lines during 2002 and 2001 is primarily due to declines in second lines, soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive service providers. Even when the economy recovers, the Company believes that any rebound in access lines will be limited by continued declines in second lines caused primarily by DSL substitution and the impact of competitive services. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% for 2003.

      The installation of digital switches, high-speed data circuits and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services (such as data private line, digital subscriber line, frame relay and local area/wide area networks) and to thereby increase utilization of existing access lines. In 2002 the Company continued to expand the availability of enhanced services offered in certain service areas.

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

      In 2002 the Company incurred a reduction in its intrastate revenues (exclusive of the properties acquired from Verizon in 2002) of approximately $27.7 million compared to 2001 primarily due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and instant messaging services) and (ii) decreased access rates in certain states. The Company believes such trend of decreased intrastate minutes will continue in 2003. Although the magnitude of such decrease cannot be precisely estimated, the Company believes such decrease will be less than that incurred in 2002.

      The Company is continuing to install fiber optic cable in certain high traffic routes providing diversity, increased bandwidth capability and improved quality of service for its telephone operations in strategic operating areas. At December 31, 2002 the Company's telephone subsidiaries had over 15,100 miles of fiber optic cable in use.

      Other. Other telephone revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies and (iii) participating in the publication of local directories.

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

Federal Financing Programs

      Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") or the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (which ranged from 6.05% to 6.51% for the RTB's fiscal year ended September 30, 2002), and in some cases makes loans concurrently with RUS loans. Some of the Company's telephone plant is pledged or mortgaged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries that have borrowed from government agencies generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial covenants are met.

      For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

      Traditionally, LECs have operated as regulated monopolies. Consequently, most of the Company's telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by reducing the regulation of LECs and permitting competition in each segment of the telephone industry. CenturyTel anticipates that these trends towards reduced regulation and increased competition will continue.

      State regulation. The local service rates and intrastate access charges of substantially all of the Company's telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke franchises authorizing companies to provide communications services. Most of such commissions have traditionally regulated pricing through "rate of return" regulation that focuses on authorized levels of earnings by LECs. Most of these commissions also (i) regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures and (iii) regulate various other matters, including certain service standards and operating procedures.

      In recent years, state legislatures and regulatory commissions in most of the 22 states in which the Company operates have either reduced the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Missouri, Alabama, Arkansas, Louisiana and several other states have implemented laws or rulings which require or permit LECs to opt out of rate of return regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, subsidiaries operating over half of the Company's access lines in various states have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. Other states have imposed new regulatory models that do not rely on "rate of return" regulation. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

      A portion of the Company's telephone operations in Wisconsin has been regulated under an alternative regulation plan since June 1996; such plan was subsequently modified in early 2000. In late 1999 and early 2000, most of the Company's remaining Wisconsin telephone subsidiaries agreed to be subject to alternative regulation plans. Each of these alternative regulation plans has a five-year term and permits the Company to adjust local rates within specified parameters if it meets certain quality-of-service and infrastructure-development commitments. These plans also include initiatives designed to promote competition. In November 2002, the Company applied to have its Wisconsin access lines acquired in December 1998 regulated under a similar alternative regulation plan. The Company's Wisconsin access lines acquired in mid-2000 continue to be regulated under "rate of return" regulation.

      All of the Company's Missouri LECs are regulated under a price-cap regulation plan (effective in 2002) whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased up to 8% annually. The plan also allows the LECs to rebalance local basic service rates up to four times in the first four years of such regulation as a result of access rate or toll reductions.

      Since 1995, the Company's Alabama LEC acquired as part of the acquisitions from Verizon in 2002 has been subject to an alternative regulation plan. Under this plan, local rates were frozen initially for five years, after which time such rates can be increased by an amount equal to the consumer price index less a 1% efficiency factor; non-basic service rates can be increased 10% per year.

      In January 2003, the Company's Alabama LEC and the other independent LECs in the state filed a Petition for Adoption of Streamlined Regulation Plan with the Alabama Public Service Commission ("Alabama PSC"). As part of this proposed plan, basic local service rates could be increased by 3% per year while non-basic service rates could be increased as much as 7% per year. Access rates could not be reduced unless the Alabama PSC offsets the revenue loss by some other means. All rate adjustments proposed in the plan must be approved by the Alabama PSC before being implemented. The Alabama PSC is expected to issue a request for comments on the proposed plan in the second quarter of 2003.

      The Company's Arkansas LECs, excluding the properties acquired from Verizon in 2000, are regulated under an alternative regulation plan adopted in 1997, which initially froze access rates for three years, after which time such rates can be adjusted based on an inflation-based factor. Local service rates can be adjusted without commission approval; however, such rates are subject to commission review if certain petition criteria are met. In addition, since 1995 the Company's Michigan LECs have been subject to a regulatory structure that focuses on price and quality of service as opposed to traditional rate of return regulation, and which relies more on existing federal and state law regarding antitrust consumer protection and fair trade to provide safeguards for competition and consumers.

      Since 1997 all of the Company's LECs operating in Louisiana have been regulated under a Consumer Price Protection Plan (the "Louisiana Plan"). This form of regulation focuses on price and quality of service. Under the Louisiana Plan, the Company's Louisiana LECs' local rates and access rates have remained unchanged since 1997, but may currently be increased within certain parameters. The Company's Louisiana LECs have the option to propose a new plan at any time if the Louisiana Public Service Commission determines that (i) effective competition exists or (ii) unforeseen events threaten the LEC's ability to provide adequate service or impair its financial health.

      Notwithstanding the movement towards alternative regulation, LECs operating approximately 45% of the Company's total access lines continue to be subject to "rate of return" regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

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

      Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies. All other LECs may elect to be subject to price-cap regulation. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the optional incentive regulatory plan for its incumbent operations; however, the properties acquired from Verizon in 2002 are operated under price-cap regulation. In connection with this acquisition, the Company obtained a waiver of the FCC's "all or nothing" rule. This waiver is valid until the FCC reviews the future appropriateness of the "all or nothing" rule. Absent the waiver, present rules require a carrier that purchases access lines subject to price-cap regulation to convert all of its properties to price-cap regulation.

      On October 11, 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return local exchange carriers. This order, among other things, (i) increased the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allowed limited SLC deaveraging, which will enhance the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowered per minute rates collected for federal access charges; (iv) created a new explicit universal service support mechanism that will replace other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) terminated the FCC's proceeding on the represcription of the authorized rate of return for rate of return LECs, which will remain at 11.25%. The effect of this order on the Company was revenue neutral for interstate purposes; however, intrastate revenues were adversely affected in Arkansas and Ohio as the intrastate access rates in these states mirror the interstate access rates.

      The FCC is pursuing rulemaking regarding the development of an appropriate federal incentive plan for rate of return LECs. The Company is actively monitoring this proceeding and has provided comments to the FCC on this issue.

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

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. During 2002 and 2001 the Company's telephone subsidiaries received $192.4 million (which included $9.9 million related to the Company's operations acquired from Verizon in 2002) and $168.7 million, respectively, from the federal Universal Service Fund, representing 9.8% and 8.0%, respectively, of the Company's consolidated revenues from continuing operations for 2002 and 2001. Increasingly, wireless carriers have sought and received payments from the Universal Service Fund, which the Company believes is currently enhancing their ability to compete with wireline services and, in the long term, could adversely impact the amount of funding available for LECs. In addition, the Company's telephone subsidiaries received $31.7 million and $31.5 million in 2002 and 2001, respectively, from intrastate support funds.

      In 1997, the FCC also established new programs to provide discounted telecommunications services annually to schools, libraries and rural health care providers. All communications carriers providing interstate telecommunications services, including the Company's LECs and long distance operations, are required to contribute to these programs. Prior to May 2001, the Company's LECs recovered their funding contributions in their rates for interstate services. Subsequent to May 2001, in accordance with a 2001 FCC order, such contributions are not recovered through access charges but instead are charged as an explicit item on customer's bills. The Company's contribution by its LEC and long distance operations, both of which is passed on to its customers, was approximately $10.6 million and $4.4 million, respectively, in 2002, and $6.4 million and $3.2 million, respectively, in 2001.

      In late 2002, the FCC requested that the Federal-State Joint Board ("FSJB") on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers. On February 7, 2003, the FSJB issued a notice for public comment on whether present rules fulfill their purpose and whether or not modifications are needed. The Company has been active in various dockets before the FCC and various state commissions related to wireless carriers seeking support payments for service in the Company's service areas.

      In January 2003, the Louisiana Public Service Commission directed its staff to review the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. A recommendation by the Commission staff is expected by the end of 2003. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. The Company currently receives approximately $21 million from the LOS Fund each year. There can be no assurance that this funding will remain at current levels.

      Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See "- State Regulation." There can be no assurance that these states will continue to provide for cost recovery at current levels.

      Substantially all of the Company's LECs (except for the properties acquired from Verizon in 2002) concur with the common line tariff and certain of the Company's LECs concur with the traffic sensitive tariffs filed by the NECA; such LECs participate in the access revenue sharing arrangements administered by the NECA for interstate services. All of the intrastate network access revenues of the Company's LECs are based on access charges, cost separation studies or special settlement arrangements. See "- Services."

      Certain long distance carriers continue to request that certain of the Company's LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. See "Services - Network Access" above for additional information.

      Developments affecting competition. The communications industry continues to undergo fundamental changes which are likely to significantly impact the future operations and financial performance of all communications companies. Primarily as a result of legislative and regulatory initiatives and technological changes, competition has been introduced and encouraged in each sector of the telephone industry. As a result, the number of companies offering competitive services has increased substantially.

      As indicated above, in February 1996 Congress enacted the 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate their physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. On February 20, 2003, the FCC revised its rules outlining the obligations of incumbent LECs to lease elements of their networks on an unbundled basis to competitors. The new framework eliminates the prior obligation of incumbent LECs to lease their high-speed data lines to competitors. Incumbent LECs will remain obligated to offer other telecommunications services to resellers at wholesale rates. This new rule also provides for a significant role of state regulatory commissions in implementing these new guidelines and establishing wholesale service rates.

      Under the 1996 Act's rural telephone company exemption, approximately 50% of the Company's telephone access lines are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Management believes that competition in its telephone service areas has increased and will continue to increase as a result of the 1996 Act and additional FCC interpretations related to interconnection and the portability of universal service support. While competition through use of the Company's network is still limited in most of its markets, the Company will continue to witness competition from a variety of resellers and facilities-based service providers, including wireless and cable companies.

      In addition to these changes in federal regulation, all of the 22 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.

      As a result of these regulatory developments, incumbent LECs ("ILECs") increasingly face competition from competitive local exchange carriers ("CLECs"), particularly in high population areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased substantially in recent years, especially in the Company's Verizon markets acquired in 2002 and 2000, and it is anticipated that similar action may be taken by others in the future.

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

      Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service. This trend is particularly evident among younger customers, and in urban areas. The Company anticipates this trend will continue, particularly if wireless service rates continue to decline and the quality of wireless service in the Company's markets improves. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.

      Historically, ILECs had little or no competition associated with intra-LATA long distance calls in their service areas. Principally as a result of recent state regulatory changes, companies offering competing toll services have emerged in the Company's local exchange markets.

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

      The Company anticipates that the traditional operations of LECs will continue to be impacted by continued technological developments as well as legislative and regulatory initiatives affecting the ability of LECs to provide new services and the capability of long distance companies, CLECs, wireless companies, cable television companies and others to provide competitive LEC services. Competition relating to services traditionally provided by LECs has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in initial competitive markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

      The Company anticipates that regulatory changes and competitive pressures will continue to place downward pressure on its telephone revenues. However, the Company anticipates that such reductions may be minimized by increases in revenues attributable to the continued demand for enhanced services and new product offerings. The Company expects its internal telephone revenues (exclusive of the properties acquired from Verizon in 2002) to decline in 2003 primarily due to continued access line loss and reduced intrastate revenues; however, the Company expects its internal consolidated revenues to increase in 2003 primarily due to expected increased demand for its long distance, DSL and other product offerings, as discussed further below.

                                OTHER OPERATIONS

      The Company provides long distance, Internet access, competitive local exchange services, fiber network, security monitoring, and other communications and business information services in certain local and regional markets. The results of these operations, which accounted for 12.1% and 7.6%, respectively, of the Company's operating revenues and operating income during 2002, are reflected for financial reporting purposes in the "Other operations" section.

      Long distance. In 1996 the Company began marketing long distance service in its equal access telephone operating areas. At December 31, 2002, the Company provided long distance services to approximately 648,800 customers. Approximately 75% of the Company's long distance revenues are derived from service provided to residential customers. Although the Company owns and operates switches in LaCrosse, Wisconsin; Shreveport, Louisiana and Vancouver, Washington which are utilized to provide long distance services, it anticipates that most of its near-term long distance service revenues will be provided by reselling service purchased from other facilities-based long distance providers. The Company intends to continue to expand its long distance business, principally through reselling arrangements.

      Internet access. The Company began offering traditional Internet access services to its telephone customers in 1995. In late 1999, the Company began offering in select markets digital subscriber line ("DSL") Internet access services, a high-speed premium-priced data service. At December 31, 2002, the Company provided Internet access services to a total of approximately 179,400 customers, 131,500 of which receive traditional dial-up Internet service in select markets in 17 states (which markets represent 85% of the access lines served by the Company's LECs), and 47,900 of which receive retail DSL services in markets that cover approximately 59% of the access lines served by the Company's LECs.

      Competitive local exchange services. In late 2000, the Company began offering competitive local exchange telephone services, coupled with long distance, Internet access and other Company services, to small to medium-sized businesses in Monroe and Shreveport, Louisiana. On February 28, 2002, the Company purchased the fiber network and customer base of KMC Telecom's operations in Monroe and Shreveport, Louisiana, which allowed the Company to offer broadband and competitive local exchange services to customers in these markets. At December 31, 2002, the Company had approximately 141,000 equivalent access lines in its competitive local exchange carrier business.

      Fiber network. In connection with its long-range plans to sell capacity to other carriers and certain businesses in or near certain of its select markets, the Company began providing service in the second quarter of 2001 to customers over a 700-mile fiber optic ring connecting several communities in southern and central Michigan.

      On February 13, 2003, a federal bankruptcy court approved the Company's $38 million bid to acquire the assets of Digital Teleport, Inc., a regional fiber optics communication company providing wholesale data transport services to other communications carriers over a currently usable 3,800 route mile network located in Missouri, Arkansas, Oklahoma and Kansas. The Company intends to use the acquired assets to sell services to new and existing customers and to reduce the Company's reliance on third party transport providers. The transaction is expected to be completed in the second quarter of 2003, subject to regulatory approvals and other closing conditions.

      Security monitoring. The Company offers 24-hour burglary and fire monitoring services to approximately 8,600 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

      The Company also provides audiotext services; printing, database management and direct mail services; and cable television services. From time to time the Company also makes investments in other domestic or foreign communications companies.

      Certain service subsidiaries of the Company provide installation and maintenance services, materials and supplies, and managerial, technical, accounting and administrative services to the telephone and other operating subsidiaries. In addition, the Company provides and bills management services to subsidiaries and in certain instances makes interest-bearing advances to finance construction of plant, purchases of equipment or acquisitions of other businesses. These transactions are recorded by the Company's regulated telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Such intercompany profit is reflected as a reduction of cost of sales and operating expenses in "Other operations".

                               OTHER DEVELOPMENTS

      The Company is in the process of developing an integrated billing and customer care system which will provide the Company with, in addition to standard billing functionality currently being provided by our legacy system, custom built hardware and software technology for more efficient and effective customer care, billing and provisioning systems. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $139.5 million at December 31, 2002. A portion of these billing system costs related to the wireless business ($30.5 million) was written off as a component of discontinued operations in the third quarter of 2002 as a result of the sale of substantially all of the Company's wireless operations on August 1, 2002. Excluding this write-off, the Company's aggregate billing system costs are expected to approximate $180 million upon completion and are expected to be amortized over a twenty-year period. The Company expects to begin amortizing the billing system in 2003 as customer groups are migrated to this new system. In addition, the Company expects to incur duplicative system costs in 2003 until such time as all customers are migrated to the new system. Such amortization and duplicative system costs are expected to reduce diluted earnings per share by $.04 for 2003.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. Although the Company expects to complete all phases of the system in early 2004, there is no assurance that this deadline (or the Company's budget) will be met or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write off part or all of its remaining costs.

                             SPECIAL CONSIDERATIONS


Risk Factors

    We have a substantial amount of indebtedness.

      Principally, as a result of our recent acquisitions, we have a substantial amount of indebtedness. This could hinder our ability to adjust to changing market and economic conditions, as well as our ability to access the capital markets to refinance maturing debt in the ordinary course of business. In connection with executing our business strategies, we are continuously evaluating the possibility of acquiring additional communications assets, and we may elect to finance acquisitions by incurring additional indebtedness. If we incur significant additional indebtedness, our credit ratings could be adversely affected. As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.

    Our operations have undergone material changes, and our actual operating results will differ from the results indicated in our historical and pro forma financial statements.

      As a result of our recently completed Verizon acquisitions and wireless divestiture, our mix of operating assets differs materially from those operations upon which our historical financial statements are based. Consequently, our historical financial statements may not be reliable as an indicator of future results. Moreover, the pro forma financial information that we have filed with the Securities and Exchange Commission, while helpful in illustrating certain effects of our recently completed transactions and related financings, does not attempt to predict or suggest future operating results. The pro forma information was prepared for illustrative purposes only and is not necessarily indicative of the operating results or financial position that would have occurred if such transactions had been consummated on the dates and in accordance with the assumptions described in such information, nor is it necessarily indicative of our future operating results or financial position. The results of operations for the Verizon assets acquired are reflected in our consolidated results of operations subsequent to each acquisition.

    Our future results will suffer if we do not effectively manage our growth.

      Recently, we have rapidly expanded our operations primarily through acquisitions and new product and service offerings, and we intend to pursue similar growth opportunities in the future. Our future success depends, in part, upon our ability to manage our growth, including our ability to:

      o       upgrade our billing and other information systems

      o retain and attract technological, managerial and other key personnel to work at our Monroe, Louisiana headquarters and regional offices

      o effectively manage our day to day operations while attempting to execute our business strategy of expanding our wireline operations and our emerging businesses

      o realize the projected growth and revenue targets developed b management for our newly acquired and emerging businesses, and

      o continue to identify new acquisition or growth opportunities that we can finance, complete and operate on attractive terms.

      Our rapid growth poses substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that these efforts will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. If we are not able to meet these challenges effectively, our results of operations may be harmed.

    We cannot assure you that we will acquire additional properties.

      We hope to grow primarily through acquisitions of properties similar to those currently operated by us. However, we cannot assure you that properties will be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or levels of competitive pressures that are new or different from those historically applicable to our incumbent properties. Moreover, we cannot assure you that we will be able to arrange additional financing on terms acceptable to us.

      If we cannot expand through acquisitions, our growth could be limited primarily to growth associated with providing new or additional services. Our access lines (exclusive of acquisitions) declined 1.1% in 2002 and 0.2% in 2001, and we expect to incur a further decline of 1 to 2% for 2003.

    We cannot assure you that our new billing system will be successful.

      We are developing a new integrated billing and customer care system. The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. We expect our aggregate costs associated with the billing system to total $180 million upon completion of the system (excluding a write-off that we recorded in the third quarter of 2002). Although we expect to complete all phases of the system in early 2004, we cannot assure you that this deadline (or our budget) will be met or that the system will function as anticipated. If the system does not function as anticipated, we may have to write off part or all of our remaining costs.

    Our industry is highly regulated, and continues to undergo various fundamental regulatory changes.

      As a diversified full service incumbent local exchange carrier, or ILEC, we have traditionally been subject to significant regulation from federal, state and local authorities. This regulation restricts our ability to raise our rates and to compete, and imposes substantial compliance costs on us. In recent years, the communications industry has undergone various fundamental regulatory changes that have generally reduced the regulation of telephone companies and permitted competition in each segment of the telephone industry. These and subsequent changes could adversely affect us by reducing the fees that we are permitted to charge, altering our tariff structures, or otherwise changing the nature of our operations and competition in our industry. We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

    We face competition, which could adversely affect us.

      As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive, and we expect these trends to continue. The number of companies that have requested authorization to provide local exchange service in our markets has increased in recent years, and we anticipate that others will take similar action in the future. As an ILEC, our competitors include competitive local exchange carriers, or CLECs, and other providers (or potential providers) of communications services, such as Internet service providers, wireless telephone companies, satellite companies, alternative access providers, neighboring ILECs, long distance companies and cable companies that may provide services competitive with ours or services that we intend to introduce. Wireless telephone services, in particular, increasingly constitute a significant source of competition with LEC services, especially as wireless owners expand and improve their network coverage and continue to lower their prices. We cannot assure you that we will be able to compete effectively with all of these industry participants.

      We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. We cannot predict which future technologies, products or services will be important to maintain our competitive position or what funding will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on how well we market our products and services, and on our ability to anticipate and respond to various competitive factors affecting the industry, including a changing regulatory environment that may affect us differently from our competitors, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. In addition, some of our competitors can raise capital at a lower cost than we can, and have substantially stronger brand names. Consequently, some competitors may be able to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services than we can.

      While we expect our internal consolidated revenues to grow as the economy improves, we expect our internal telephone revenues (exclusive of the properties acquired from Verizon in 2002) to decline in 2003 primarily due to continued access line loss and reduced intrastate revenues.

    We could be harmed by rapid changes in technology.

      The communications industry is experiencing significant technological changes. Rapid changes in technology could result in the development of products or services that compete with or displace those offered by traditional LECs. If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

    We are reliant on support funds provided under federal and state laws.

      We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us.

    We could be harmed by the recent adverse developments affecting other communications companies.

      Recently, WorldCom, Inc. and several other large communications companies have declared bankruptcy or suffered financial difficulties, which caused our provision for uncollectible receivables to increase. Likewise, a number of our suppliers have recently experienced financial challenges, which could cause us to experience delays, interruptions or additional expenses associated with upgrading and expanding our information systems and networks and offering new products and services. Continued weakness in the communications industry could have additional future adverse effects on us, including reducing our ability to collect receivables and to access the capital markets on favorable terms.

    Our agreements and organizational documents and applicable law could limit another party's ability to acquire us at a premium.

      Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of March 17, 2003, the holders of our ten-vote shares held approximately 42% of our total voting power. In addition, a number of other provisions in our agreements and organizational documents, including our shareholder rights plan, and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors. This could deprive our shareholders of any related takeover premium.


Forward-Looking Statements

      This report on Form 10-K and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements, including without limitation statements with respect to our anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "hopes," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are inherently speculative and are based upon several assumptions concerning future events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which such statements are based, are subject to uncertainties that could cause our actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

o our ability to effectively manage our growth, including without limitation our ability to (i) integrate newly-acquired operations into our operations, (ii) attract and retain technological, managerial and other key personnel to work at our Monroe, Louisiana headquarters or regional offices, (iii) achieve projected economies of scale and cost savings, (iv) achieve projected growth and revenue targets developed by management in valuing newly-acquired businesses, (v) successfully upgrade our billing and other information systems in a timely and cost-efficient manner and
      (vi) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

o the risks inherent in rapid technological change, including without limitation the risk that technologies will not be developed or embraced by us on a timely or cost-effective basis or perform according to expectations.

o the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) changes as a result of the 1996 Act and other similar federal and state legislation and federal and state regulations enacted thereunder, (ii) greater than anticipated interconnection requests or competition in our predominately rural local exchange telephone markets resulting therefrom, (iii) greater than anticipated reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support funds designed to compensate LECs that provide services in high-cost markets, (iv) our failure to successfully transition from "rate of return" regulation to alternative regulation plans, (v) the final outcome of regulatory and judicial proceedings with respect to interconnection agreements and (vi) future judicial or regulatory actions taken in response to the 1996 Act.

o the effects of greater than anticipated competition, including competition from wireless carriers, competitive local exchange companies or cable television companies in our local exchange markets.

o possible changes in the demand for, or pricing of, our products and services, including without limitation (i) reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors, (ii) reduced demand for second lines, (iii) lower than anticipated demand for premium telephone services, (iv) lower than anticipated demand for our DSL Internet access services, CLEC services or broadband services and (v) reduced demand for our access or billing and collection services.

o our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) expand successfully our long distance and Internet offerings to new or acquired markets, (ii) offer bundled service packages on terms attractive to our customers and (iii) successfully initiate competitive local exchange and data services in our targeted markets.

o our ability to collect receivables from financially troubled communications companies.

o regulatory limits on our ability to change the prices for telephone services in response to competitive pressures.

o any difficulties in our ability to expand through attractively priced acquisitions, whether caused by regulatory impediments, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

o the possibility of the need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors.

o the lack of assurance that we can compete effectively against better-capitalized competitors.

o     the impact of terrorist attacks on our business.

o other risks referenced from time to time in our filings with the Securities and Exchange Commission.

o     the effects of more general factors, including without limitation:

      *   changes in general industry and market conditions and growth rates
      * changes in interest rates or other general national, regional or local economic conditions
      * changes in legislation, regulation or public policy, including changes in federal rural financing programs
      * unanticipated increases in capital, operating or administrative costs, or the impact of new business opportunities requiring significant up-front investments
      * the continued availability of financing in amounts, and on terms and conditions, necessary to support our operations
      * changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis
      *   changes in our senior debt ratings
      * unfavorable outcomes of regulatory or legal proceedings, including rate proceedings and environmental proceedings
      * losses or unfavorable returns on our investments in other communications companies
      *   delays in the construction of our networks
      * changes in accounting policies or practices adopted voluntarily or as required by generally accepted accounting principles.

      For additional information, see the description of our business included above, as well as Item 7 of this report. Due to these uncertainties, you are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date made. We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, or otherwise.

                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2002 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see Item 7 elsewhere herein, and the Consolidated Financial Statements and notes 2, 5, 6, 13, and 18 thereto set forth in Item 8 elsewhere herein.


Item 2.       Properties.

      The Company's properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2002 and 2001, the Company's gross property, plant and equipment of approximately $6.9 billion and $5.7 billion, respectively, consisted of the following:

                                                               December 31,
                                                          2002             2001
-------------------------------------------------------------------------------
Telephone operations
      Cable and wire                                      53.0%            52.5
      Central office                                      31.3             31.9
      General support                                      6.9              5.9
      Information origination/termination equipment        0.6              0.7
      Construction in progress                             0.5              1.1
      Other                                                0.1              0.1
-------------------------------------------------------------------------------
                                                          92.4             92.2
-------------------------------------------------------------------------------

Other operations                                           7.6              7.8
-------------------------------------------------------------------------------
                                                         100.0%           100.0
===============================================================================

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

      The properties of certain of the Company's telephone subsidiaries are subject to mortgages securing the debt of such companies. The Company owns substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in its telephone operations. The Company's property in its Other Operations consist primarily of (i) corporate general support assets, (ii) the fiber network in Michigan and (iii) equipment to provide competitive local exchange and Internet access services. For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.

Item 3.       Legal Proceedings.

      Following the Company's rejection of an acquisition proposal publicly disclosed by Alltel Corporation on August 15, 2001, the Company and its directors were named as defendants in Hannahs v. CenturyTel, Inc., et al., a case filed August 20, 2001 in the Fourth Judicial District Court, State of Louisiana, which asserted breach of fiduciary duty and related claims and sought injunctive relief pertaining to the Company's rejection of the acquisition proposal, as well as unspecified monetary damages. This case was dismissed without prejudice on March 24, 2003. Two other similar shareholder suits were previously either voluntarily dismissed or stayed and administratively closed.

      On December 26, 2001, AT&T Corp. and one of its subsidiaries filed a complaint in the U.S. District Court for the Western District of Washington (Case No. CV0121512) seeking money damages against CenturyTel of the Northwest, Inc. The plaintiffs claim, among other things, that CenturyTel of the Northwest, Inc. has breached its obligations under a 1994 stock purchase agreement to indemnify the plaintiffs for various environmental costs and damages relating to properties sold to the plaintiffs under such 1994 agreement. The Company has investigated this claim and believes it has numerous defenses available. If the plaintiffs are successful in recovering any sums under this litigation, the Company believes it is entitled to indemnification under agreements with third parties.

      On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Service Commission ("APSC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APSC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. On December 20, 2002, the APSC approved the access rates established by the Company at the time of acquisition. On January 29, 2003, AT&T filed with the APSC a petition for rehearing related to this ruling.

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

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters

      CenturyTel's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

                                         Sales prices
                                          ------------            Dividend per
                                       High          Low          common share
                                       ----          ---          ------------
2002:
      First quarter                 $   35.50       28.80              .0525
      Second quarter                $   34.45       27.00              .0525
      Third quarter                 $   30.60       21.13              .0525
      Fourth quarter                $   31.65       22.35              .0525

2001:
      First quarter                 $   39.88       25.45              .0500
      Second quarter                $   30.42       26.90              .0500
      Third quarter                 $   36.50       28.30              .0500
      Fourth quarter                $   35.79       30.25              .0500

      Common stock dividends during 2002 and 2001 were paid each quarter. As of February 28, 2003, there were approximately 4,890 stockholders of record of CenturyTel's common stock.

      For information regarding shares of CenturyTel common stock authorized for issuance under CenturyTel's equity compensation plans, see Item 12.


Item 6.       Selected Financial Data.

      The following table presents certain selected consolidated financial data (from continuing operations) as of and for each of the years ended in the five-year period ended December 31, 2002:

Selected Income Statement Data
                                                                Year ended December 31,
                                        ------------------------------------------------------------------
                                               2002         2001         2000         1999         1998
                                        ------------------------------------------------------------------
                                      (Dollars, except per share amounts, and shares expressed in thousands)
Operating revenues
      Telephone                        $   1,733,592    1,505,733    1,253,969     1,126,112     1,077,343
      Other                                  238,404      173,771      148,388       128,288        91,915
                                        ------------------------------------------------------------------
Total operating revenues               $   1,971,996    1,679,504    1,402,357     1,254,400     1,169,258
                                        ==================================================================

Operating income
      Telephone                        $     543,113      423,420      376,290       351,559       334,604
      Other                                   43,568       22,098       31,258        22,580        16,083
      Corporate overhead costs
        allocable to discontinued
        operations                           (11,275)     (20,213)     (21,411)      (19,416)      (14,957)
                                        ------------------------------------------------------------------
Total operating income                 $     575,406      425,305      386,137       354,723       335,730
                                        ==================================================================

Nonrecurring gains and
  losses (pre-tax)                     $       3,709       33,043            -        11,284        28,085
                                        ==================================================================

Income from continuing operations      $     189,919      144,146      124,229       135,520       117,128
                                        ==================================================================

Basic earnings per share from
  continuing operations                $        1.34         1.02          .88           .97           .85
                                        ==================================================================

Basic earnings per share from
  continuing operations, as adjusted
  for goodwill amortization            $        1.34         1.35         1.15          1.20          1.08
                                        ==================================================================

Diluted earnings per share from
  continuing operations                $        1.33         1.01          .88           .96           .84
                                        ==================================================================

Diluted earnings per share from
  continuing operations, as adjusted
  for goodwill amortization            $        1.33         1.34         1.13          1.18          1.06
                                        ==================================================================

Dividends per common share             $        .210         .200         .190          .180          .173
                                        ==================================================================

Average basic shares outstanding             141,613      140,743      140,069       138,848       137,010
                                        ==================================================================

Average diluted shares
  outstanding                                142,879      142,307      141,864       141,432       140,105
                                        ==================================================================


Selected Balance Sheet Data

                                                                    December 31,
                                     ------------------------------------------------------------------------
                                          2002           2001           2000           1999            1998
                                     ------------------------------------------------------------------------
                                                               (Dollars in thousands)

Net property, plant and
  equipment                         $   3,531,645     2,736,142      2,698,010       2,000,789      2,093,526
Goodwill                            $   3,427,281     2,087,158      2,108,344       1,267,908      1,500,532
Total assets                        $   7,770,408     6,318,684      6,393,290       4,705,407      4,935,455
Long-term debt                      $   3,578,132     2,087,500      3,050,292       2,075,212      2,551,963
Stockholders' equity                $   3,088,004     2,337,380      2,032,079       1,847,992      1,531,482
                                     ------------------------------------------------------------------------

      See Items 7 and 8 for a discussion of the Company's discontinued wireless operations.

      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 2002:

                                                     Year ended December 31,
                              ---------------------------------------------------------------------
                                  2002          2001           2000            1999           1998
                              ---------------------------------------------------------------------

Telephone access lines        2,414,564     1,797,643      1,800,565       1,272,867      1,346,567
Long distance customers         648,797       465,872        363,307         303,722        226,730
                              ---------------------------------------------------------------------

      See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.

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

      On July 1, 2002, the Company acquired the local exchange telephone operations of Verizon Communications, Inc. ("Verizon") in the state of Alabama for approximately $1.022 billion cash. On August 31, 2002, the Company acquired the local exchange telephone operations of Verizon in the state of Missouri for approximately $1.179 billion cash. The results of operations for the Verizon assets acquired are reflected in the Company's consolidated results of operations subsequent to each respective acquisition. See "Acquisitions" below and Note 2 of Notes to Consolidated Financial Statements for additional information.

      On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the years ended December 31, 2002, 2001 and 2000 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

      On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related local exchange assets in Arkansas, Missouri and Wisconsin from affiliates of Verizon for an aggregate of approximately $1.5 billion cash. The operations of these acquired properties are included in the Company's results of operations beginning on the respective dates of acquisition. See "Acquisitions" below and Note 2 of Notes to Consolidated Financial Statements for additional information.

      During the three years ended December 31, 2002, the Company has acquired and sold various other operations, the impact of which has not been material to the financial position or results of operations of the Company.

      The net income of the Company for 2002 was $801.6 million, compared to $343.0 million during 2001 and $231.5 million during 2000. Diluted earnings per share for 2002 was $5.61 compared to $2.41 in 2001 and $1.63 in 2000. Income from continuing operations (and diluted earnings per share from continuing operations) was $189.9 million ($1.33), $144.1 million ($1.01) and $124.2 million ($.88) for 2002, 2001 and 2000, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. Had the results of operations for the years ended December 31, 2001 and 2000 been subject to the provisions of SFAS 142, income from continuing operations (and diluted earnings per share) would have been $190.5 million ($1.34) for 2001 and $160.8 million ($1.13) for 2000 and net income (and diluted earnings per share) would have been $399.3 million ($2.81) for 2001 and $278.0 million ($1.96) for 2000.



Year ended December 31,                                           2002             2001             2000
---------------------------------------------------------------------------------------------------------
                                                                   (Dollars, except per share amounts,
                                                                        and shares in thousands)
Operating income
     Telephone                                              $   543,113          423,420          376,290
     Other                                                       43,568           22,098           31,258
     Corporate overhead costs allocable to discontinued
       operations                                               (11,275)         (20,213)         (21,411)
----------------------------------------------------------------------------------------------------------
                                                                575,406          425,305          386,137
Nonrecurring gains and losses, net                                3,709           33,043                -
Interest expense                                               (221,845)        (225,523)        (183,302)
Other income and expense                                        (63,814)              32            4,936
Income tax expense                                             (103,537)         (88,711)         (83,542)
---------------------------------------------------------------------------------------------------------
Income from continuing operations                               189,919          144,146          124,229
Discontinued operations, net of tax                             611,705          198,885          107,245
---------------------------------------------------------------------------------------------------------
Net income                                                  $   801,624          343,031          231,474
=========================================================================================================
Net income, as adjusted for goodwill amortization           $   801,624          399,297          278,029
=========================================================================================================

Basic earnings per share
     From continuing operations                             $      1.34             1.02              .88
     From continuing operations, as adjusted for
       goodwill amortization                                $      1.34             1.35             1.15
     From discontinued operations                           $      4.32             1.41              .77
     From discontinued operations, as adjusted for
       goodwill amortization                                $      4.32             1.48              .84
     Basic earnings per share                               $      5.66             2.43             1.65
     Basic earnings per share, as adjusted for
       goodwill amortization                                $      5.66             2.83             1.98

Diluted earnings per share
     From continuing operations                             $      1.33             1.01              .88
     From continuing operations, as adjusted for
       goodwill amortization                                $      1.33             1.34             1.13
     From discontinued operations                           $      4.28             1.40              .76
     From discontinued operations, as adjusted for
       goodwill amortization                                $      4.28             1.47              .83
     Diluted earnings per share                             $      5.61             2.41             1.63
     Diluted earnings per share, as adjusted for
       goodwill amortization                                $      5.61             2.81             1.96

Average basic shares outstanding                                141,613          140,743          140,069
=========================================================================================================
Average diluted shares outstanding                              142,879          142,307          141,864
=========================================================================================================

      During the three years ended December 31, 2002, the Company has recorded certain nonrecurring items. Net income (and diluted earnings per share) excluding nonrecurring items for 2002, 2001 and 2000 was $325.0 million ($2.27), $225.7 million ($1.59; $1.98, as adjusted), and $228.8 million ($1.61; $1.94, as adjusted), respectively. The Company believes this presentation of results of operations excluding nonrecurring items is useful to investors because it (i) reflects management's view of recurring operations upon which management bases financial, operational, compensation and planning decisions and (ii) prevents investors from misconstruing the significance of financial data impacted by nonrecurring events. The following reconciliation table shows how the amounts of various line items reported under generally accepted accounting principles were impacted by these nonrecurring items.

Year ended December 31,                                           2002             2001             2000
---------------------------------------------------------------------------------------------------------
                                                                       (Dollars, except per share
                                                                         amounts, in thousands)
Operating income, as reported                               $   575,406          425,305          386,137
Less nonrecurring items:
      Reserve for uncollectible receivables,
        primarily WorldCom                                      (15,000)               -                -
      Refund of access charges to interexchange carriers         (7,645)               -                -
      Other                                                      (1,929)          (2,000)            (504)
---------------------------------------------------------------------------------------------------------
Operating income, excluding nonrecurring items              $   599,980          427,305          386,641
=========================================================================================================

Nonrecurring gains and losses, net, as reported             $     3,709           33,043                -
Less nonrecurring items:
      Gain on sale of assets                                      3,709           58,523                -
      Write down of non-operating assets                              -          (25,480)               -
---------------------------------------------------------------------------------------------------------
Nonrecurring gains and losses, net, excluding
   nonrecurring items                                       $         -                -                -
=========================================================================================================

Other income and expense, as reported                       $   (63,814)              32            4,936
Less nonrecurring items:
      Redemption premium on remarketable notes,
        net of unamortized premium                              (59,949)               -                -
      Write-off of nonoperating investment                         (781)               -                -
      Costs associated with unsolicited takeover proposal        (3,000)          (6,000)               -
      Settlement of interest rate hedge contracts                     -                -           (7,947)
----------------------------------------------------------------------------------------------------------
Other income and expense, excluding nonrecurring items      $       (84)           6,032           12,883
=========================================================================================================

Income tax expense, as reported                             $  (103,537)         (88,711)         (83,542)
Less:  Tax effect of nonrecurring items                          29,608           (8,666)           2,957
---------------------------------------------------------------------------------------------------------
Income tax expense, excluding nonrecurring items            $  (133,145)         (80,045)         (86,499)
=========================================================================================================

Discontinued operations, net of tax, as reported            $   611,705          198,885          107,245
Less nonrecurring items:
      Gain on sale of assets                                    805,628          185,133           20,593
      Write down of wireless portion of billing system          (30,491)               -                -
      Write down of non-operating assets                         (1,702)         (18,205)               -
      Proportionate share of nonrecurring charges
        recorded by entities in which the Company
        owns a minority interest                                      -          (10,054)          (5,330)
      Company's share of gain on sale of assets                       -            2,164                -
      Minority interest effect of gain on sale of assets              -              (13)               -
      Tax effect of nonrecurring items                         (241,810)         (58,032)          (7,123)
----------------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax,
   excluding nonrecurring items                             $    80,080           97,892           99,105
=========================================================================================================

Net income, as reported                                     $   801,624          343,031          231,474
Less:  Effect of nonrecurring items                             476,638          117,370            2,646
---------------------------------------------------------------------------------------------------------
Net income, excluding nonrecurring items                    $   324,986          225,661          228,828
=========================================================================================================

Basic earnings per share, as reported                       $      5.66             2.43             1.65
Less:  Effect of nonrecurring items                                3.37              .83              .02
---------------------------------------------------------------------------------------------------------
Basic earnings per share, excluding nonrecurring items      $      2.29             1.60             1.63
=========================================================================================================
Basic earnings per share, excluding nonrecurring items,
   as adjusted                                              $      2.29             2.00             1.96
=========================================================================================================

Diluted earnings per share, as reported                     $      5.61             2.41             1.63
Less:  Effect of nonrecurring items                                3.34              .82              .02
---------------------------------------------------------------------------------------------------------
Diluted earnings per share, excluding nonrecurring items    $      2.27             1.59             1.61
=========================================================================================================
Diluted earnings per share, excluding nonrecurring items,
   as adjusted                                              $      2.27             1.98             1.94
=========================================================================================================

      For additional information concerning the nonrecurring items described in the above table, see "Telephone Operations", "Nonrecurring Gains and Losses, Net", "Other Income and Expense", and "Discontinued Operations".

      Contributions to operating revenues and operating income by the Company's telephone and other operations for each of the years in the three-year period ended December 31, 2002 were as follows:


Year ended December 31,                       2002          2001          2000
------------------------------------------------------------------------------
Operating revenues
     Telephone operations                     87.9 %        89.7          89.4
     Other operations                         12.1 %        10.3          10.6
Operating income
     Telephone operations                     94.4 %        99.6          97.4
     Other operations                          7.6 %         5.2           8.1
     Corporate overhead costs allocable
       to discontinued operations             (2.0)%        (4.8)         (5.5)
------------------------------------------------------------------------------

      In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; and the effects of more general factors such as changes in interest rates, in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 included herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

TELEPHONE OPERATIONS

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of December 31, 2002, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for 2002, 2001 and 2000 are summarized below.

Year ended December 31,                        2002          2001         2000
-------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Operating revenues
      Local service                      $   604,580       491,529      408,538
      Network access                         972,303       874,458      727,797
      Other                                  156,709       139,746      117,634
-------------------------------------------------------------------------------
                                           1,733,592     1,505,733    1,253,969
-------------------------------------------------------------------------------
Operating expenses
      Plant operations                       433,187       380,466      290,062
      Customer operations                    148,502       117,080      105,950
      Corporate and other                    211,924       186,483      163,761
      Depreciation and amortization          396,866       398,284      317,906
-------------------------------------------------------------------------------
                                           1,190,479     1,082,313      877,679
-------------------------------------------------------------------------------
Operating income                         $   543,113       423,420      376,290
===============================================================================

      Local service revenues. Local service revenues are derived from the monthly provision of local exchange telephone services in the Company's service areas. Of the $113.1 million (23.0%) increase in local service revenues in 2002, $102.8 million was due to the acquisition of the Verizon properties in 2002. The remaining $10.3 million increase was primarily due to a $7.6 million increase resulting from the provision of custom calling features to more customers and a $1.8 million increase due to increased rates in certain jurisdictions. Of the $83.0 million (20.3%) increase in local service revenues in 2001, $73.7 million was due to the acquisition of the Verizon properties in 2000. The remaining $9.3 million increase was due to a $6.9 million increase due to increased rates in certain jurisdictions and an increase in the number of customer access lines in incumbent markets during most of 2001 and a $3.9 million increase due to the increased provision of custom calling features. Internal access lines declined 1.1% and 0.2% during 2002 and 2001, respectively. Internal access line growth during 2000 was 2.8%. The Company believes the decline in the number of access lines during 2002 and 2001 is primarily due to declines in second lines, soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive service providers. Even when the economy recovers, the Company believes that any rebound in access lines will be limited by continued declines in second lines caused primarily by digital subscriber line substitution and the impact of competitive services. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% for 2003.

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

      Network access revenues increased $97.8 million (11.2%) in 2002 and $146.7 million (20.2%) in 2001 due to the following factors:

                                                                              2002          2001
                                                                            increase      increase
                                                                           (decrease)    (decrease)
--------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

Acquisitions of Verizon properties in third quarter 2002                  $   98,014             -
Acquisitions of Verizon properties in third quarter 2000                           -       139,866
Increased recovery from the federal Universal Service Fund ("USF")            13,832         8,507
One-time refund of access charges to interexchange carriers                   (7,645)            -
Intrastate revenues due to decreased minutes of use and decreased
  access rates in certain states                                             (27,740)       (3,048)
Partial recovery of increased operating costs through
  revenue sharing arrangements with other telephone companies,
  increased recovery from state support funds and return on rate base          9,756        16,252
Rate changes in certain jurisdictions                                          5,600          (916)
Revision of prior year revenue settlement agreements                           1,912       (16,876)
Other, net                                                                     4,116         2,876
--------------------------------------------------------------------------------------------------
                                                                          $   97,845       146,661
==================================================================================================

      In 2002 the Company incurred a reduction in its intrastate revenues (exclusive of the properties acquired from Verizon in 2002) of approximately $27.7 million compared to 2001 primarily due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and instant messaging services) and (ii) decreased access rates in certain states. The Company believes such trend of decreased intrastate minutes will continue in 2003. Although the magnitude of such decrease cannot be precisely estimated, the Company believes such decrease will be less than that incurred in 2002.

      Other revenues. Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories. Other revenues increased $17.0 million (12.1%) in 2002, of which $18.2 million was due to the properties acquired from Verizon in 2002. Other revenues increased $22.1 million in 2001, primarily due to a $20.5 million increase attributable to revenues contributed by the properties acquired from Verizon in 2000. The remainder of the increase in 2001 was due primarily to a $7.0 million increase in revenues from CPE services (primarily due to an increase in rates) which was partially offset by a $5.0 million decrease in billing and collection revenues.

      Operating expenses. Plant operations expenses during 2002 and 2001 increased $52.7 million (13.9%) and $90.4 million (31.2%), respectively. Of the $52.7 million increase in 2002, $58.4 million was attributable to the properties acquired from Verizon in 2002 and $13.8 million related to increases in salaries and benefits. Such increases were partially offset by a $16.4 million decrease in access expenses primarily as a result of changes in certain optional calling plans in Arkansas approved in late 2001 and a $3.0 million decrease in repairs and maintenance expense. Of the $90.4 million increase in 2001, $87.3 million was attributable to the properties acquired from Verizon in 2000. The remaining $3.1 million increase was primarily due to a $6.1 million increase in salaries and benefits, a $2.7 million increase in network operations expenses and a $2.6 million increase in digital subscriber line ("DSL") expenses. Such increases were substantially offset by a $9.9 million decrease in engineering expenses.

      Customer operations, corporate and other expenses increased $56.9 million (18.7%) in 2002 and $33.9 million (12.6%) in 2001. Of the $56.9 million increase in 2002, $47.2 million related to the Verizon acquisitions in 2002. The remaining increase of $9.7 million was due primarily to a $7.7 million increase in salaries and benefits, a $4.6 million increase in customer service expenses and a $3.9 million increase in the provision for doubtful accounts. Such increases were partially offset by a $5.0 million decrease in operating taxes and a $1.4 million decrease in expenses related to the provision of CPE services. The Company recorded a provision for uncollectible receivables for telecommunications carriers, primarily related to the bankruptcy of WorldCom, Inc., in the amount of $15.0 million during 2002. Such increase was partially offset by an $11.1 million reduction in the provision for uncollectible receivables for non-carrier customers. Of the $33.9 million increase in customer operations, corporate and other expenses in 2001, $42.5 million related to the Verizon properties acquired in 2000. The remaining $8.6 million decrease in 2001 was primarily due to a $4.3 million decrease in the provision for uncollectible receivables and a $3.1 million decrease in operating taxes.

      Depreciation and amortization decreased $1.4 million (0.4%) in 2002 and increased $80.4 million (25.3%) in 2001. Of the $1.4 million decrease in 2002, $58.0 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was substantially offset by $38.0 million of depreciation and amortization related to the properties acquired from Verizon in 2002 and a $21.8 million increase in depreciation expense due to higher levels of plant in service in incumbent markets. Of the $80.4 million increase in 2001, $65.2 million was attributable to the properties acquired from Verizon in 2000 (which included $14.7 million of amortization of goodwill) and the remainder was primarily due to higher levels of plant in service in incumbent markets. The composite depreciation rate for the Company's regulated telephone properties was 6.9% for 2002, 6.8% for 2001 and 7.2% for 2000.

      Other. For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see "Regulation and Competition".

OTHER OPERATIONS

      Other operations includes the results of continuing operations of subsidiaries of the Company which are not included in the telephone segment including, but not limited to, the Company's nonregulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations, fiber network business and security monitoring operations. The operating revenues, expenses and income of the Company's other operations for 2002, 2001 and 2000 are summarized below.


Year ended December 31,                           2002           2001            2000
--------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Long distance                           $  146,536        117,363         104,435
     Internet                                    58,665         39,057          23,491
     Other                                       33,203         17,351          20,462
--------------------------------------------------------------------------------------
                                                238,404        173,771         148,388
--------------------------------------------------------------------------------------
Operating expenses
     Cost of sales and operating expenses       180,076        142,919         112,219
     Depreciation and amortization               14,760          8,754           4,911
--------------------------------------------------------------------------------------
                                                194,836        151,673         117,130
--------------------------------------------------------------------------------------
Operating income                             $   43,568         22,098          31,258
======================================================================================

      Long distance revenues increased $29.2 million (24.9%) and $12.9 million (12.4%) in 2002 and 2001, respectively. The $29.2 million increase in 2002 was primarily attributable to the growth in the number of customers and increased average minutes of use ($34.8 million), partially offset by a decrease in the average rate charged by the Company per minute of use ($5.8 million). The $12.9 million increase in 2001 was due primarily to the growth in the number of customers and increased minutes of use, primarily due to penetration of the markets acquired from Verizon in 2000. The number of long distance customers as of December 31, 2002, 2001, and 2000 was approximately 648,790, 465,870, and
363,300, respectively.

      Internet revenues increased $19.6 million (50.2%) in 2002 due to growth in the number of customers, primarily due to the expansion of the Company's DSL product offering. Internet revenues increased $15.6 million (66.3%) in 2001 primarily due to a $12.6 million increase due to growth in the number of customers (including growth in the Company's DSL product offering) and a $1.8 million increase due to Internet operations acquired in mid-2000.

      Other revenues increased $15.9 million in 2002, of which $15.1 million was due to increased revenues in the Company's CLEC business, primarily due to an acquisition of certain CLEC operations in the first quarter of 2002. Other revenues decreased $3.1 million in 2001 primarily due to the winding down of the Company's third party call center operations during 2000.

      Cost of sales and operating expenses increased $37.2 million (26.0%) in 2002 primarily due to (i) a $23.9 million increase in expenses associated with the Company's long distance operations (of which $13.4 million was due to increased payments to other carriers due to higher minutes of use partially offset by a decrease in the rate per minute of use; $5.3 million related to increased sales and marketing costs; $2.2 million was due to an increase in the provision for doubtful accounts; and $2.3 million was due to an increase in billing and collection costs); (ii) an $11.8 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $12.3 million increase associated with expanding the Company's Internet operations. Such increases were partially offset by a $7.4 million reduction in expenses primarily due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

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

      Depreciation and amortization increased $6.0 million in 2002 and $3.8 million in 2001 primarily due to increased depreciation expense in the Company's CLEC, Internet and fiber network businesses.

      The Company incurred combined operating losses in 2002 and 2001 of $16.7 million and $16.5 million, respectively, in its CLEC and fiber network businesses, and expects to incur a combined operating loss ranging from $13 to $18 million in 2003 related to these operations.

      Certain of the Company's service subsidiaries provide managerial, operational, technical, accounting and administrative services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $29.5 million, $22.0 million and $17.1 million in 2002, 2001 and 2000, respectively. For additional information applicable to SFAS 71, see "Regulation and Competition -- Other Matters."

NONRECURRING GAINS AND LOSSES, NET

      In 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a PCS license.

      In 2001, the Company's net favorable nonrecurring pre-tax gains were $33.0 million. The Company recorded a pre-tax gain on the sale of its remaining shares of Illuminet Holdings, Inc. ("Illuminet") common stock aggregating $54.6 million ($35.5 million after-tax; $.25 per diluted share) and a pre-tax gain of $4.0 million ($2.6 million after-tax; $.02 per diluted share) on the sale of certain other assets. Additionally in 2001, the Company recorded pre-tax charges of $25.5 million ($16.6 million after-tax; $.12 per diluted share) due to the write-down in the value of certain non-operating investments in which the Company owns a minority interest.

      Certain other nonrecurring items for the three-year period ended December 31, 2002 are reflected in other line items of the Company's consolidated financial statements. See "Results of Operations - Overview".

INTEREST EXPENSE

      Interest expense decreased $3.7 million in 2002 compared to 2001 due to a decrease in average debt outstanding and decreased rates.

      Interest expense increased $42.2 million in 2001 compared to 2000 primarily due to an increase in interest expense related to outstanding indebtedness incurred to acquire the Verizon operations.

OTHER INCOME AND EXPENSE

      Other expense was $63.8 million in 2002 compared to other income of $32,000 in 2001. Such decrease was primarily due to a $59.9 million pre-tax charge related to the Company's payment of premium in connection with redeeming its Series I remarketable notes, net of unamortized premium.

      Other income decreased $4.9 million in 2001 compared to 2000 primarily due to $6.0 million of costs incurred in 2001 associated with responding to an unsolicited takeover proposal; a $1.7 million increase in minority interest expense due primarily to increased profitability of certain of the Company's majority-owned affiliates; and to other expense increases. These 2001 expense increases were partially offset by a favorable comparison to expenses in 2000, when the Company recorded a $7.9 million charge related to the settlement of certain interest rate hedge contracts entered into in connection with financing the 2000 Verizon acquisitions.

INCOME TAX EXPENSE

      The Company's effective income tax rate (from continuing operations) was 35.3%, 38.1% and 40.2% in 2002, 2001 and 2000, respectively. The decrease in the effective tax rate in 2002 compared to 2001 is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142.

DISCONTINUED OPERATIONS

      On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for 2001 and 2000 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.


Year ended December 31,                                     2002           2001            2000
------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Operating revenues                                     $  246,705        437,965         443,569
Operating expenses, exclusive of corporate
  overhead costs of $11.3 million, $20.2
  million and $21.4 million                              (175,447)      (305,351)       (304,293)
Income from unconsolidated cellular entities               31,350         27,460          26,986
Minority interest expense                                  (8,569)       (11,510)        (11,598)
Gain on sale of discontinued operations                   803,905              -               -
Nonrecurring gains                                              -        166,928          20,593
Other income                                                  188          4,707           3,157
Income tax expense                                       (286,427)      (121,314)        (71,169)
------------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax        $  611,705        198,885         107,245
================================================================================================

      Included in operating expenses for 2002 is a $30.5 million charge associated with a write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development. Depreciation and amortization of long-lived assets and amortizable intangibles related to the Company's wireless operations ceased effective March 19, 2002, the date of the Company's definitive sales agreement with Alltel. Such cessation of depreciation and amortization had the effect of reducing depreciation and amortization expense approximately $20 million in 2002 and thereby contributing approximately $.08 to the Company's diluted earnings per share for 2002.

      The Company recorded an $803.9 million pre-tax gain on the sale of substantially all of its wireless business in the third quarter of 2002.

      Nonrecurring gains for 2001 relate to the sale of 30 PCS licenses to Leap Wireless International, Inc. Nonrecurring gains for 2000 relate to the sale of the Company's remaining Alaska cellular operations and its minority interest in one other market.

      For further information, see Notes 3 and 13 to the Company's consolidated financial statements appearing elsewhere in this report.

ACQUISITIONS AND RELATED FINANCING ARRANGEMENTS

      Verizon 2002 Acquisitions. On July 1, 2002, the Company completed the acquisition of approximately 300,000 telephone access lines in the state of Alabama from Verizon for approximately $1.022 billion cash. On August 31, 2002, the Company completed the acquisition of approximately 350,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash.

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes mature in May 2007. Each purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 based on the then current stock price of CenturyTel common stock in exchange for $25, subject to certain adjustments and exceptions. Accordingly, upon full settlement of the purchase contracts in May 2005, the Company will receive proceeds of $500 million and will deliver between 13.9 million and 17.5 million common shares in the aggregate. The senior notes are pledged by the holders to secure their obligations under the purchase contracts. The total distributions on the equity units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%), each payable quarterly. On or after mid-February 2005, the senior notes will be remarketed, at which time the remarketing agent will reset the interest rate on the senior notes in order to generate sufficient proceeds to secure the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its right as a secured party to dispose of the senior notes and satisfy in full the holder's obligation to purchase common stock under the purchase contract.

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

      The Company used proceeds from the sale of equity units, senior notes and convertible senior debentures, along with the $1.59 billion cash proceeds received from the sale of substantially all of the Company's wireless operations and utilization of its credit facilities, to finance the third quarter 2002 acquisitions of telephone properties in Alabama and Missouri from Verizon which aggregated $2.201 billion, the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002, and the Company's fourth quarter 2002 estimated tax payment, which aggregated $290 million and included the obligation to pay taxes associated with the sale of substantially all of its wireless operations.

      Verizon 2000 Acquisitions. On July 31, 2000 and September 29, 2000, affiliates of the Company acquired over 490,000 telephone access lines and related assets from Verizon in four separate transactions for approximately $1.5 billion in cash. Under these transactions:

o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related local exchange assets comprising 106 exchanges throughout Arkansas for approximately $842 million in cash.

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. The Company currently owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

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

ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS 142. SFAS 141 requires all business combinations consummated after June 30, 2001 to be accounted for under the purchase method of accounting; the pooling of interests method is no longer permitted. The Company adopted SFAS 141 on July 1, 2001. SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment at least annually and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Effective January 1, 2002, systematic amortization of goodwill is no longer permitted. The Company adopted SFAS 142 effective January 1, 2002.

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted the provisions of SFAS 144 on January 1, 2002. The Company's wireless operations have been reflected as discontinued operations for 2002 in accordance with the provisions of SFAS 144. Results of operations for 2001 and 2000 have been restated to conform to this presentation. The adoption of the impairment portion of SFAS 144 did not have a material effect on the results of operations of the Company.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143, effective beginning January 1, 2003, addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset.

      Although the Company generally has had no legal obligation to remove assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related estimated salvage value. SFAS 71 requires the Company to not remove this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's telephone operations not subject to SFAS 71 (the properties acquired from Verizon in 2002) and its other operations, the Company has not accrued a liability for anticipated removal costs in the past and will continue to expense the costs of removal as incurred since there is no legal obligation to remove assets. The Company does not expect the adoption of SFAS 143 to have a material effect on its financial statements.

       In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation" ("SFAS 148"). SFAS 148, effective for fiscal years ending after December 15, 2002, amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company has elected to account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by SFAS 123.

CRITICAL ACCOUNTING POLICIES

      The Company's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates its estimates and judgments including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) purchase price allocation, (iv) pension and postretirement benefits and (v) long-lived assets. Actual results may differ from these estimates. The Company believes the following critical accounting policies involve a higher degree of judgment or complexity.

      Revenue recognition. Certain of the Company's telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Under such sharing arrangements, which are typically administered by quasi-governmental agencies, participating telephone companies contribute toll revenue or access charges within state jurisdictions and access charges in the interstate market. These revenues are pooled by the administrative agencies and used to reimburse exchange carriers for their costs. Typically, participating companies have 24 months to update or correct data previously submitted. As a result, revenues earned through the various sharing arrangements are initially recorded based on the Company's estimates. Historically, revisions of previous revenue estimates have not been material.

      Allowance for doubtful accounts. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount the Company ultimately expects to collect from customers and carriers. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the accompanying consolidated balance sheet.

      Purchase price allocation. For the properties acquired from Verizon in 2002, the Company allocated the aggregate purchase price to the assets acquired and liabilities assumed based on fair value at the date of acquisition. The fair value of property, plant and equipment and identifiable intangible assets was determined by an independent appraisal of such assets. The fair value of the postretirement benefit obligation was determined through actuarial valuations. The fair value of current assets and current liabilities was assumed to approximate the recorded value at acquisition due to their short maturity. The remaining unallocated acquisition cost was considered goodwill.

      Pension and postretirement benefits. The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining the Company's pension and postretirement expense is the expected long-term rate of return on plan assets. For 2002, such expected return was assumed to range between 8-10%, with 10% being used on the plans with the greatest amount of assets. For the past several years, our actual return on plan assets has been significantly lower than the 8-10% range. For 2003, the Company lowered its expected long-term rate of return on plan assets to range from 8-8.25%, reflecting the expected moderation of long-term rates of return in the financial markets.

      Another assumption used in the determination of the Company's pension and postretirement benefit plan obligations is the appropriate discount rate, which is generally based on the yield on high-quality corporate bonds. The Company lowered its assumed discount rate to 6.75% at December 31, 2002 from 7.00% at December 31, 2001. Changes in the discount rate do not have a material impact on the Company's results of operations.

      See "Pension and Medical Costs" for additional information.

       Long-lived assets. Effective January 1, 2002, the Company was subject to test for impairment of long-lived assets under two new accounting standards, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and SFAS 144.

      SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings. If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. The Company completed the initial transitional goodwill impairment test (as of January 1, 2002) as well as the required annual test (as of September 30, 2002) of SFAS 142 and has determined its goodwill is not impaired. Prior to January 1, 2002, substantially all of the Company's goodwill was amortized over 40 years. The Company's amortization of goodwill for the years ended December 31, 2001 and 2000 totaled approximately $69.2 million and $60.1 million, respectively.

      Under SFAS 144, the carrying value of long-lived assets other than goodwill is reviewed for impairment whenever events or circumstances indicate that such carrying amount cannot be recoverable by assessing the recoverability of the carrying value through estimated undiscounted net cash flows expected to be generated by the assets. If the undiscounted net cash flows are less than the carrying value, an impairment loss would be measured as the excess of the carrying value of a long-lived asset over its fair value.

      For additional information on the Company's critical accounting policies, see "Accounting Pronouncements" and "Regulation and Competition - Other Matters", and the footnotes to the Company's consolidated financial statements.

INFLATION

      The effects of increased costs historically have been mitigated by the Company's ability to recover certain costs applicable to its regulated telephone operations through the rate-making process. While the rate-making process does not permit the Company to immediately recover the costs of replacing its physical plant, the Company has historically been able to recapture these costs over time. Possible future regulatory changes may alter the Company's ability to recover increased costs in its regulated operations. For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes are limited to the rate of inflation, minus a productivity offset. For additional information regarding the current regulatory environment, see "Regulation and Competition." As operating expenses in the Company's nonregulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, attempts to recover the costs by increasing prices for its services and equipment.

MARKET RISK

     The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates. Fair value on long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

      At December 31, 2002, the fair value of the Company's long-term debt was estimated to be $3.9 billion based on the overall weighted average rate of the Company's long-term debt of 6.0% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets. With respect to the Company's fixed-rate long-term debt obligations, market risk is estimated as the potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical increase of 60 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $149.4 million decrease in fair value of the Company's long-term debt. As of December 31, 2002, after giving effect to interest rate swaps currently in place, approximately 86% of the Company's long-term debt obligations were fixed rate.

      The Company seeks to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time, the Company uses derivative instruments to (i) lock-in or swap its exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

      At December 31, 2002, the Company had outstanding a fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010, that pays interest at a fixed rate of 8.375%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.59% with settlement and rate reset dates occurring each six months through the expiration of the hedge in October 2010. At December 31, 2002, the Company realized a rate under this hedge of 4.96%. Interest expense was reduced by $7.8 million in 2002 as a result of this hedge. The fair market value of this hedge was $22.2 million at December 31, 2002 and is reflected as an asset and as an adjustment to the underlying debt on the December 31, 2002 balance sheet. With respect to this hedge, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $14.5 million decrease in the fair value of this hedge.

      At December 31, 2002, the Company also had outstanding a cash flow hedge associated with $400 million of borrowings under its $800 million credit facilities. Such hedge expires in October 2003. This hedge is designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 2.49%. The fair value of this hedge was $1.3 million at December 31, 2002 and is reflected as a liability and Accumulated Other Comprehensive Loss (net of tax) on the December 31, 2002 balance sheet. A hypothetical 10% increase in the forward rates would result in a $622,000 decrease in the fair value (liability) of this hedge.

DEVELOPMENT OF BILLING SYSTEM

      The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $139.5 million at December 31, 2002. A portion of these billing system costs related to the wireless business ($30.5 million) was written off as a component of discontinued operations in the third quarter of 2002 as a result of the sale of substantially all of the Company's wireless operations on August 1, 2002. See
Note 4 to the Company's consolidated financial statements appearing elsewhere in this report. Excluding this write-off, the Company's aggregate billing system costs are expected to approximate $180 million upon completion and are expected to be amortized over a twenty-year period. The Company expects to begin amortization of the billing system in 2003 as customer groups are migrated to this new system. In addition, the Company expects to incur duplicative system costs in 2003 until such time as all customers are migrated to the new system. Such amortization and duplicative system costs are expected to reduce diluted earnings per share by $.04 for 2003.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. Although the Company expects to complete all phases of the system in early 2004, there is no assurance that this deadline (or the Company's budget) will be met or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write off part or all of its remaining costs.

PENSION AND MEDICAL COSTS

      The decline in equity markets in recent years, coupled with record low interest rates and rising medical costs, have increased the Company's employee benefits expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses. The Company expects these conditions will result in higher pension and pre- and post-retirement medical expenses in 2003. Based on the Company's current estimates, such costs are expected to increase between $15 - 25 million in 2003 compared to 2002 amounts. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired after January 1, 2003.

OTHER

      In connection with the acquisitions of telephone properties from Verizon in 2002, the Company had an independent appraisal performed to determine the fair value of the property, plant and equipment acquired from Verizon. Such appraisal was not completed until March 2003; therefore, the Company's December 31, 2002 balances of property, plant and equipment and goodwill, as presented in the Company's fourth quarter 2002 earnings news release contained in a Current Report on Form 8-K filed January 31, 2003, differ from those presented elsewhere herein. As a result of the appraisal, property, plant and equipment was increased by $202.6 million and goodwill was decreased by a like amount. Depreciation expense calculated based on the appraised values of property, plant and equipment is not materially different from that previously presented in the above-described Form 8-K and therefore has not been changed.

                         LIQUIDITY AND CAPITAL RESOURCES

      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Operating activities. Net cash provided by operating activities from continuing operations was $795.4 million, $575.5 million and $438.2 million in 2002, 2001 and 2000, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the continuing and discontinued operations of the Company, see Results of Operations.

      Investing activities. Net cash used in investing activities from continuing operations was $2.629 billion, $420.9 million and $1.914 billion in 2002, 2001 and 2000, respectively. Cash used for acquisitions was $2.245 billion in 2002 (substantially all of which relates to the 2002 Verizon acquisitions), $47.1 million in 2001 and $1.536 billion in 2000 (substantially all of which relates to the 2000 Verizon acquisitions). Proceeds from the sales of assets were $4.1 million in 2002 (excluding the Company's 2002 wireless divestiture) and $58.2 million in 2001. Capital expenditures from continuing operations for 2002 were $319.5 million for telephone operations and $66.7 million for other operations. Capital expenditures from continuing operations during 2001 and 2000 were $435.5 million and $391.1 million, respectively.

      Financing activities. Net cash provided by (used in) financing activities from continuing operations was $506.3 million in 2002, ($395.4) million in 2001 and $1.314 billion in 2000. Proceeds from the issuance of debt, net of debt payments, were $531.4 million during 2002, compared to net payments of debt of $375.6 million during 2001. Net proceeds from the issuance of debt was $1.340 billion during 2000 primarily due to an increase in borrowings due to the purchase of assets from Verizon.

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes will mature in May 2007. Each stock purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 in exchange for $25, subject to certain adjustments and exceptions. The total distributions on the equity units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%). For additional information, see Note 6 to the Company's consolidated financial statements appearing elsewhere in this report.

      On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. These facilities replaced credit facilities that matured during the third quarter of 2002.

      In the third quarter of 2002, the Company issued $500 million of senior notes due 2012 (which bear interest at 7.875%) and $165 million of convertible senior debentures (which bear interest at 4.75% and which may be converted into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require the Company to purchase all or a portion of the debentures on August 1, 2006, August 1, 2010 and August 1, 2017 at par plus any accrued and unpaid interest to the purchase date. For additional information, see Note 6 to the Company's consolidated financial statements appearing elsewhere in this report.

      On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion cash.

      The Company used proceeds from the sale of equity units, senior notes and convertible senior debentures, along with the proceeds received from the sale of the Company's wireless operations and utilization of its $800 million credit facilities, to finance the third quarter 2002 acquisitions of telephone properties in Alabama and Missouri from Verizon which aggregated $2.201 billion, the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002 and the Company's fourth quarter 2002 estimated tax payment, which aggregated $290 million and included the obligation to pay taxes associated with the sale of substantially all of its wireless operations.

      In second quarter 2001, the Company completed the sale of 30 PCS operating licenses for an aggregate of $195 million to Leap. The Company received approximately $108 million of the purchase price in cash at closing and the remainder was collected in installments through the fourth quarter of 2001. Such proceeds, and the proceeds from the Company's above-described divestiture of its wireless operations in 2002, are included as net cash provided by discontinued operations on the statements of cash flows appearing elsewhere in this report. In third quarter 2001, the Company sold its remaining shares of its investment in Illuminet common stock for an aggregate of approximately $58.2 million. Proceeds from these sales were used to repay indebtedness.

      Other. Budgeted capital expenditures for 2003 total $370 million for telephone operations and $30 million for other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the upgrading of its plant and equipment, including its digital switches, to provide enhanced services, particularly in its newly acquired markets, and the installation of fiber optic cable.


      The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. At any given time, the Company may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions until it has entered into a preliminary or definitive agreement. Over the past few years, the amount and size of communications properties available to be purchased by the Company has increased substantially. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.1 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under CenturyTel's acquisition shelf registration statement.

      The following table contains certain information concerning the Company's material contractual obligations as of December 31, 2002.

                                               Payments due by period
------------------------------------------------------------------------------------------
Total contractual                     Less than                                 After
  obligations              Total       1 year     1-3 years   4-5 years        5 years
------------------------------------------------------------------------------------------
                                               (Dollars in thousands)
Long-term debt,
  including current
  maturities and
  capital lease
  obligations           $ 3,648,869     70,737     702,188     635,619 (1)    2,240,325 (2)
-------------------------------------------------------------------------------------------

(1) Includes $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005.
(2) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

      As of December 31, 2002, the Company had available $415.0 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank. In addition, in October 2000 the Company implemented a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time. As of December 31, 2002, the Company had no commercial paper outstanding under such program. The Company also has access to debt and equity capital markets, including its shelf registration statements.

      Moody's Investors Service ("Moody's") rates CenturyTel's long-term debt Baa2 (with a stable outlook) and Standard & Poor's ("S&P") rates CenturyTel's long-term debt BBB+ (with a stable outlook). The Company's commercial paper program is rated P2 by Moody's and A2 by S&P.

      The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

                                             2002         2001         2000
---------------------------------------------------------------------------
Debt to total capitalization                 54.2%        57.0         63.1
Ratio of earnings from continuing
  operations to fixed charges
  and preferred stock dividends              2.30          2.00        2.07
---------------------------------------------------------------------------

                           REGULATION AND COMPETITION

      The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes. These changes may have a significant impact on the future financial performance of all communications companies.

      Events affecting the communications industry. In 1996, the United States Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition. The 1996 Act provides certain exemptions for rural LECs such as those operated by the Company. Under the 1996 Act's rural telephone company exemption, approximately 50% of the Company's telephone access lines are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria.

      On February 20, 2003, the FCC revised its rules outlining the obligations of incumbent LECs to lease elements of their networks on an unbundled basis to competitors. The new framework eliminates the prior obligation of incumbent LECs to lease their high-speed data lines to competitors. Incumbent LECs will remain obligated to offer other telecommunications services to resellers at wholesale rates. This new rule also provides for a significant role of state regulatory commissions in implementing these new guidelines and establishing wholesale service rates.

      Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have also taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the gradual reduction of regulatory oversight of LECs. These cumulative changes have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services entities also increasingly constitute a significant source of competition with LECs.

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. During 2002 the Company's interstate revenues from the federal universal service fund totaled approximately $192.4 million (which includes $9.9 million from the Verizon properties acquired in 2002). During 2001 and 2000, such revenues totaled $168.7 million and $146.4 million, respectively. Increasingly, wireless carriers have sought and received payments from the Universal Service Fund, which the Company believes is currently enhancing their ability to compete with wireline services and, in the long term, could adversely impact the amount of funding available for LECs.

      On October 11, 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return local exchange carriers, which includes the Company's local exchange carriers (excluding the properties acquired from Verizon in 2002). This order, among other things, (i) increased the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allowed limited SLC deaveraging, which is expected to enhance the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowered per minute rates collected for federal access charges, which might increase competition with CenturyTel's long distance operations to the extent other carriers seek to take advantage of this change;
(iv) created a new explicit universal service support mechanism that will replace other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) terminated the FCC's proceeding on the represcription of the authorized rate of return for rate of return LECs, which will remain at 11.25%. The effect of this order on the Company was revenue neutral for interstate purposes; however, intrastate revenues were adversely effected in Arkansas and Ohio as the intrastate access rates in these states mirror the interstate access rates.

      Recent events affecting the Company. During the last few years, several states in which the Company has substantial operations took legislative or regulatory steps to further introduce competition into the LEC business. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased in recent years, especially in the markets acquired from Verizon in 2002 and 2000, and it is anticipated that similar action may be taken by others in the future.

      State alternative regulation plans recently adopted by certain of the Company's LECs have also affected revenue growth recently.

      Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. In addition, the Company has recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless services. In 2002 the Company incurred a reduction in its intrastate revenues (exclusive of the properties acquired from Verizon in 2002) of approximately $27.7 million compared to 2001 primarily due to these factors. The Company believes such trend of decreased intrastate minutes will continue in 2003. Although the magnitude of such decrease cannot be precisely estimated, the Company believes such decrease will be less than that incurred in 2002.

      In August 2001, the Company was awarded an interim access rate increase by the Wisconsin Public Service Commission ("WPSC") for the former Verizon properties in Wisconsin in an amount of approximately $7.9 million annually. In October 2002, the Company was awarded a permanent rate increase which will result in an additional $8 to $10 million annually above the $7.9 million awarded on an interim basis.

      On August 29, 2002, the Wisconsin Court of Appeals upheld a ruling upon appeal that ordered the Company to refund intrastate access charges collected from interexchange carriers from December 1998 through December 2000 on the Wisconsin properties acquired from Ameritech in December 1998. As a result of this ruling, the Company recorded a one-time charge of $7.6 million ($.03 per share) related to this refund in the third quarter of 2002. On October 31, 2001, the WPSC approved a permanent rate increase of $8.3 million annually for these properties. This increase was partially offset by a one-time reduction in revenue of approximately $300,000 arising out of the WPSC's order to refund a portion of the previously approved interim rates.

      In August 2001, the Arkansas Public Utility Commission ("APUC") approved tariff amendments that limited the number of minutes included for a flat rate in certain optional calling plans in certain of the markets acquired from Verizon in 2000. These revisions resulted in reductions of the Company's operating expenses of approximately $17.5 million during 2002 compared to 2001.

      On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Service Commission ("APSC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APSC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other LECs for intrastate switched access service. On December 20, 2002, the APSC approved the access rates established by the Company at the time of acquisition. On January 29, 2003, AT&T filed with the APSC a petition for rehearing related to this ruling.

      In January 2003, the Louisiana Public Service Commission directed its staff to review the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. A recommendation by the Commission staff is expected by the end of 2003. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. The Company currently receives approximately $21 million from the LOS Fund each year. There can be no assurance that this funding will remain at current levels.

      Competition to provide traditional telephone services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located. Although the Company does not believe that the increased competition it has thus far experienced is likely to materially affect it in the near term, the Company anticipates that regulatory changes and competitive pressures may result in future revenue reductions. The Company expects its internal telephone revenues (exclusive of the properties acquired from Verizon in 2002) to decline in 2003 primarily due to continued access line loss and reduced intrastate revenues; however, the Company expects its internal consolidated revenues to increase in 2003 primarily due to expected increased demand for its long distance, DSL and other product offerings.

      Other matters. The Company's regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Actions by regulators can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future.

      Statement of Financial Accounting Standards No. 101, "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

      The Company's consolidated balance sheet as of December 31, 2002 included regulatory assets of approximately $3.2 million (primarily related to deferred financing costs, regulatory proceedings and income taxes) and regulatory liabilities of approximately $1.7 million (related to income taxes). Net deferred income tax liabilities related to the regulatory assets and liabilities quantified above were $1.1 million.

      When the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not expect to record any impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives to have a material impact on the Company's results of operations. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2002 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7a.      Quantitative and Qualitative Disclosure About Market Risk

       The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates. Fair value on long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

      At December 31, 2002, the fair value of the Company's long-term debt was estimated to be $3.9 billion based on the overall weighted average rate of the Company's long-term debt of 6.0% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical increase of 60 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $149.4 million decrease in fair value of the Company's long-term debt. As of December 31, 2002, after giving effect to interest rate swaps currently in place, approximately 86% of the Company's long-term debt obligations were fixed rate.

      The Company seeks to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time, the Company uses derivative instruments to (i) lock-in or swap its exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

      At December 31, 2002, the Company had outstanding a fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010, that pay interest at a fixed rate of 8.375%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.59% with settlement and rate reset dates occurring each six months through the expiration of the hedge in October 2010. At December 31, 2002, the Company realized a rate under this hedge of 4.96%. Interest expense was reduced by $7.8 million in 2002 as a result of this hedge. The fair market value of this hedge was $22.2 million at December 31, 2002 and is reflected as an asset and as an adjustment to the underlying debt on the December 31, 2002 balance sheet. With respect to this hedge, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $14.5 million decrease in the fair value of this hedge.

      At December 31, 2002, the Company also had outstanding a cash flow hedge associated with $400 million of borrowings incurred in the fourth quarter of 2002 under its $800 million credit facilities. Such hedge expires in October 2003. This hedge is designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 2.49%. The fair value of this hedge was $1.3 million at December 31, 2002 and is reflected as a liability and Accumulated Other Comprehensive Loss (net of tax) on the December 31, 2002 balance sheet. A hypothetical 10% increase in the forward rates would result in a $622,000 decrease in the fair value (liability) of this hedge.

Item 8.       Financial Statements and Supplementary Data

                              Report of Management
                              --------------------
The Shareholders
CenturyTel, Inc.:

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

/s/  R. Stewart Ewing, Jr.
R. Stewart Ewing, Jr.
Executive Vice President and Chief Financial Officer

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
CenturyTel, Inc.:

      We have audited the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 15a(i). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15a(ii). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP
KPMG LLP

Shreveport, Louisiana
January 29, 2003

                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                                      Year ended December 31,
---------------------------------------------------------------------------------------------------
                                                                2002           2001           2000
---------------------------------------------------------------------------------------------------
                                                                (Dollars, except per share amounts,
                                                                      and shares in thousands)
OPERATING REVENUES
   Telephone                                             $  1,733,592      1,505,733      1,253,969
   Other                                                      238,404        173,771        148,388
---------------------------------------------------------------------------------------------------
      Total operating revenues                              1,971,996      1,679,504      1,402,357
---------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses (exclusive of
     depreciation and amortization)                           973,689        826,948        671,992
   Corporate overhead costs allocable to
     discontinued operations                                   11,275         20,213         21,411
   Depreciation and amortization                              411,626        407,038        322,817
---------------------------------------------------------------------------------------------------
      Total operating expenses                              1,396,590      1,254,199      1,016,220
---------------------------------------------------------------------------------------------------

OPERATING INCOME                                              575,406        425,305        386,137
---------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Nonrecurring gains and losses, net                           3,709         33,043              -
   Interest expense                                          (221,845)      (225,523)      (183,302)
   Other income and expense                                   (63,814)            32          4,936
---------------------------------------------------------------------------------------------------
      Total other income (expense)                           (281,950)      (192,448)      (178,366)
---------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                                   293,456        232,857        207,771
Income tax expense                                            103,537         88,711         83,542
---------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                             189,919        144,146        124,229

DISCONTINUED OPERATIONS
   Income from discontinued operations, net of
     $286,427, $121,314, and $71,169 tax                      611,705        198,885        107,245
---------------------------------------------------------------------------------------------------
NET INCOME                                               $    801,624        343,031        231,474
===================================================================================================
NET INCOME, AS ADJUSTED FOR GOODWILL
  AMORTIZATION                                           $    801,624        399,297        278,029
===================================================================================================


                                CENTURYTEL, INC.
                        Consolidated Statements of Income
                                   (Continued)
                                                               Year ended December 31,
-----------------------------------------------------------------------------------------------
                                                        2002           2001            2000
-----------------------------------------------------------------------------------------------
                                                        (Dollars, except per share amounts,
                                                             and shares in thousands)

BASIC EARNINGS PER SHARE
   From continuing operations                       $    1.34           1.02             .88
   From continuing operations, as adjusted for
     goodwill amortization                          $    1.34           1.35            1.15
   From discontinued operations                     $    4.32           1.41             .77
   From discontinued operations, as adjusted for
     goodwill amortization                          $    4.32           1.48             .84
   Basic earnings per share                         $    5.66           2.43            1.65
   Basic earnings per share, as adjusted for
     goodwill amortization                          $    5.66           2.83            1.98
DILUTED EARNINGS PER SHARE
   From continuing operations                       $    1.33           1.01             .88
   From continuing operations, as adjusted for
     goodwill amortization                          $    1.33           1.34            1.13
   From discontinued operations                     $    4.28           1.40             .76
   From discontinued operations, as adjusted for
     goodwill amortization                          $    4.28           1.47             .83
   Diluted earnings per share                       $    5.61           2.41            1.63
   Diluted earnings per share, as adjusted for
     goodwill amortization                          $    5.61           2.81            1.96


DIVIDENDS PER COMMON SHARE                          $     .21            .20             .19
===============================================================================================
AVERAGE BASIC SHARES OUTSTANDING                      141,613        140,743         140,069
===============================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                    142,879        142,307         141,864
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                  Year ended December 31,
------------------------------------------------------------------------------------------------
                                                            2002           2001            2000
------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

NET INCOME                                            $   801,624        343,031         231,474

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized holding gains (losses):
      Unrealized holding gains (losses) related
        to marketable equity securities arising
        during period, net of $5,385 and
        ($20,941) tax                                           -          9,999         (38,891)
      Less:  reclassification adjustment for
        gains included in net income, net
        of ($19,100) tax                                        -        (35,470)              -
   Minimum pension liability adjustment:
      Minimum pension liability adjustment,
        net of ($19,312) tax                              (35,864)             -               -
   Derivative instruments:
      Net losses on derivatives hedging
        variability of cash flows, net
        of ($496) tax                                        (921)             -               -
      Less:  reclassification adjustment for
        losses included in net income,
        net of $44 tax                                         82              -               -
------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                  $   764,921        317,560         192,583
================================================================================================
COMPREHENSIVE INCOME, AS ADJUSTED
  FOR GOODWILL AMORTIZATION                           $   764,921        373,826         239,138
================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           Consolidated Balance Sheets
                                                                              December 31,
                                                                        2002               2001
------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                           ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $      3,661              3,496
     Accounts receivable
         Customers, less allowance of $15,314 and $13,908             161,319            118,376
         Interexchange carriers and other, less allowance
           of $18,648 in 2002                                         111,673             87,614
     Materials and supplies, at average cost                           10,150             10,916
     Other                                                              9,099              9,511
------------------------------------------------------------------------------------------------
         Total current assets                                         295,902            229,913
------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                   3,531,645          2,736,142
------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
     Goodwill                                                       3,427,281          2,087,158
     Other                                                            503,775            420,043
------------------------------------------------------------------------------------------------
         Total investments and other assets                         3,931,056          2,507,201
------------------------------------------------------------------------------------------------

ASSETS HELD FOR SALE                                                   11,805            845,428
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  7,770,408          6,318,684
================================================================================================

                     LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                        $     70,737            955,834
     Short-term debt                                                        -             53,000
     Accounts payable                                                  64,825             61,056
     Accrued expenses and other current liabilities
         Salaries and benefits                                         63,937             46,588
         Income taxes                                                  40,897              4,554
         Other taxes                                                   28,183             23,383
         Interest                                                      59,045             49,191
         Other                                                         18,596             15,968
     Advance billings and customer deposits                            41,884             29,308
------------------------------------------------------------------------------------------------
         Total current liabilities                                    388,104          1,238,882
------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                      3,578,132          2,087,500
------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                716,168            506,052
------------------------------------------------------------------------------------------------

LIABILITIES RELATED TO ASSETS HELD FOR SALE                                 -            148,870
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value, authorized
       350,000,000 shares, issued and outstanding
       142,955,839 and 141,232,806 shares                             142,956            141,233
     Paid-in capital                                                  537,804            524,668
     Accumulated other comprehensive income (loss),
       net of tax                                                     (36,703)                 -
     Retained earnings                                              2,437,472          1,666,004
     Unearned ESOP shares                                              (1,500)            (2,500)
     Preferred stock - non-redeemable                                   7,975              7,975
------------------------------------------------------------------------------------------------
         Total stockholders' equity                                 3,088,004          2,337,380
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                     $  7,770,408          6,318,684
================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                        2002          2001          2000
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net income                                                  $    801,624       343,031       231,474
     Adjustments to reconcile net income to net
       cash provided by operating activities from
       continuing operations
         Income from discontinued operations, net of tax             (611,705)     (198,885)     (107,245)
         Depreciation and amortization                                411,626       407,038       322,817
         Deferred income taxes                                         71,112        57,944        31,854
         Nonrecurring gains and losses, net                            (3,709)      (33,043)            -
         Changes in current assets and current liabilities
            Accounts receivable                                       (13,481)       34,266       (74,736)
            Accounts payable                                            3,769       (29,485)       36,493
            Accrued taxes                                              43,046         1,078          (309)
            Other current assets and other current
              liabilities, net                                         34,939         9,083        11,902
         Increase in noncurrent assets                                (30,543)      (65,698)      (46,026)
         Increase in other noncurrent liabilities                      33,719         9,919        10,677
         Other, net                                                    55,005        40,295        21,332
---------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities
                from continuing operations                            795,402       575,543       438,233
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
     Acquisitions, net of cash acquired                            (2,245,026)      (47,131)   (1,535,683)
     Payments for property, plant and equipment                      (386,267)     (435,515)     (391,069)
     Proceeds from sale of assets                                       4,144        58,184             -
     Contribution from minority investor                                    -             -        20,000
     Purchase of life insurance investment, net                             -        (1,086)       (5,753)
     Other, net                                                        (1,378)        4,639        (1,089)
---------------------------------------------------------------------------------------------------------
              Net cash used in investing activities
                from continuing operations                         (2,628,527)     (420,909)   (1,913,594)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
     Proceeds from issuance of debt                                 2,123,618         3,896     2,715,852
     Payments of debt                                              (1,592,246)     (379,516)   (1,375,895)
     Payment of deferred hedge contracts                                    -             -        (4,345)
     Proceeds from issuance of common stock                            29,125         7,351         7,996
     Payment of debt issuance costs                                   (12,999)            -        (4,274)
     Payment of equity unit issuance costs                            (15,867)            -             -
     Cash dividends                                                   (30,156)      (28,653)      (26,815)
     Other, net                                                         4,866         1,549         1,289
---------------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing
                activities from continuing operations                 506,341      (395,373)    1,313,808
---------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations                        1,326,949       232,828       116,815
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                      165        (7,911)      (44,738)
Cash and cash equivalents at beginning of year                          3,496        11,407        56,145
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                         $      3,661         3,496        11,407
=========================================================================================================

See accompanying notes to consolidated financial statements.


                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                             Year ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                        2002          2001          2000
---------------------------------------------------------------------------------------------------------
                                                                       (Dollars and shares in thousands)
COMMON STOCK
     Balance at beginning of year                                $    141,233       140,667       139,946
     Conversion of convertible securities into common stock                 -           254           254
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                        1,723           312           467
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                    142,956       141,233       140,667
---------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
     Balance at beginning of year                                     524,668       509,840       493,432
     Equity unit issuance costs and initial contract
       adjustment liability                                           (24,377)            -             -
     Conversion of convertible securities into common stock                 -         3,046         3,046
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                       27,402         7,039         7,529
     Amortization of unearned compensation and other                   10,111         4,743         5,833
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                    537,804       524,668       509,840
---------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS),
  NET OF TAX
     Balance at beginning of year                                           -        25,471        64,362
     Change in other comprehensive income (loss)
       (net of reclassification adjustment
       in 2001), net of tax                                           (36,703)      (25,471)      (38,891)
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                    (36,703)            -        25,471
---------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
     Balance at beginning of year                                   1,666,004     1,351,626     1,146,967
     Net income                                                       801,624       343,031       231,474
     Cash dividends declared
         Common stock - $.21, $.20 and $.19 per share                 (29,757)      (28,254)      (26,416)
         Preferred stock                                                 (399)         (399)         (399)
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                  2,437,472     1,666,004     1,351,626
---------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
     Balance at beginning of year                                      (2,500)       (3,500)       (4,690)
     Release of ESOP shares                                             1,000         1,000         1,190
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                     (1,500)       (2,500)       (3,500)
---------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
     Balance at beginning and end of year                               7,975         7,975         7,975
---------------------------------------------------------------------------------------------------------


TOTAL STOCKHOLDERS' EQUITY                                       $  3,088,004     2,337,380     2,032,079
=========================================================================================================

COMMON SHARES OUTSTANDING
     Balance at beginning of year                                     141,233       140,667       139,946
     Conversion of convertible securities into common stock                 -           254           254
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                        1,723           312           467
---------------------------------------------------------------------------------------------------------
            Balance at end of year                                    142,956       141,233       140,667
=========================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2002

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries and partnerships. Certain of the Company's regulated telephone operations are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of advanced billings and customer deposits on the Company's balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes nonrecurring network access services, nonrecurring local services and long distance services. The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.

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

Property, plant and equipment - Telephone plant is stated at original cost. Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone plant is provided on the straight line method using class or overall group rates acceptable to regulatory authorities; such rates range from 1.8% to 25%.

       Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from three to 30 years.

Long-lived assets - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 142, effective January 1, 2002, systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Impairment of goodwill is tested at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using criterion such as multiples of earnings. Each adjustment reflected in the consolidated statements of income and comprehensive income by use of the term "as adjusted for goodwill amortization" reflects the effects of SFAS 142, as more fully described in Note 4. Prior to January 1, 2002, substantially all of the Company's goodwill was amortized over 40 years.

       In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill) and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (which was consummated on August 1, 2002) (see Note 3), such operations have been reflected as discontinued operations for the year ended December 31, 2002. Assets and liabilities related to the Company's wireless operations are reflected as "Held for sale" on the accompanying consolidated balance sheets. Results of operations for 2001 and 2000 have been restated to conform to this presentation.

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

Derivative financial instruments - Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires all derivative instruments be recognized as either assets or liabilities at fair value on the balance sheet. The Company uses derivative instruments to (i) lock-in or swap its exposure to changing or variable interest rates for fixed interest rates or (ii) swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.

Stock-based compensation - The Company accounts for employee stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Options have been granted to employees at a price either equal to or exceeding the then-current market price. Accordingly, the Company has not recognized compensation cost in connection with issuing stock options.

       During 2002 the Company granted 1,983,150 options (the "2002 Options") at market price. The weighted average fair value of each of the 2002 Options was estimated as of the date of grant to be $11.66 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; risk-free interest rate - 3.4%; and expected option life - seven years.

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

       If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 2002, 2001 and 2000 would have been as follows:


Year ended December 31,                                   2002          2001        2000
------------------------------------------------------------------------------------------
                                                              (Dollars in thousands,
                                                             except per share amounts)

Net income, as reported                             $   801,624       343,031      231,474
Less:   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax                             $   (15,001)       (8,971)      (6,310)
                                                    --------------------------------------
Pro forma net income                                $   786,623       334,060      225,164
                                                    ======================================

Basic earnings per share
     As reported                                    $      5.66          2.43         1.65
     Pro forma                                      $      5.56          2.37         1.60
Diluted earnings per share
     As reported                                    $      5.61          2.41         1.63
     Pro forma                                      $      5.51          2.35         1.59
------------------------------------------------------------------------------------------


Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Discontinued operations - Pursuant to a definitive agreement signed March 19, 2002, on August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations have been reflected as discontinued operations for all periods presented. See Note 3 for additional information.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 2002 presentation.

(2)           ACQUISITIONS

       On July 1, 2002, the Company completed the acquisition of approximately 300,000 telephone access lines in the state of Alabama from Verizon Communications, Inc ("Verizon") for approximately $1.022 billion cash. On August 31, 2002, the Company completed the acquisition of approximately 350,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash. The assets purchased include (i) telephone access lines and related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri, (ii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges and (iii) approximately 2,800 route miles of fiber optic cable within the purchased exchanges. The acquired assets did not include Verizon's cellular, personal communications services ("PCS"), long distance, dial-up Internet, or directory publishing operations, or rights under various Verizon contracts, including those relating to customer premise equipment. The Company did not assume any liabilities of Verizon other than (i) those associated with contracts, facilities and certain other assets transferred in connection with the purchase and (ii) certain employee-related liabilities, including liabilities for postretirement health benefits. For financing arrangements related to these acquisitions, see Note 6.

       The results of operations of the acquired properties are included in the Company's results of operations from and after the respective acquisition dates.

       The following table presents the Company's allocation of its aggregate purchase price to the assets acquired and liabilities assumed in connection with the acquisitions.


                                                          (In thousands)
                                                          -------------
       Accounts receivable                                $      49,716
       Materials and supplies                                     1,458
       Property, plant and equipment                            855,752
       Goodwill                                               1,304,786
       Other assets                                              58,000
       Accrued expenses and other liabilities                    (1,195)
       Advanced billings and customer deposits                  (10,362)
       Deferred credits and other liabilities                   (56,897)
                                                          -------------
            Aggregate purchase price                      $   2,201,258
                                                          =============


       The Company believes the entire amount of goodwill will be deductible for income tax purposes.

       The following pro forma information represents the consolidated results of continuing operations of the Company for the years ended December 31, 2002 and 2001 as if the Verizon acquisitions in 2002 had been consummated as of January 1, 2002 and 2001, respectively.

                                                                    2002            2001
                                                               -----------       ---------
                                                                  (Dollars in thousands,
                                                                except per share amounts)

       Operating revenues from continuing operations          $  2,285,866       2,231,631
       Income from continuing operations                      $    214,638         181,936
       Basic earnings per share from
          continuing operations, as adjusted                  $       1.51            1.62
       Diluted earnings per share from
          continuing operations, as adjusted                  $       1.50            1.60

       The pro forma information is based on various assumptions and estimates, and on the above-mentioned allocations of the aggregate Verizon purchase price to the Verizon assets acquired. The pro forma information (i) reflects the effect of reduced interest expense after August 1, 2002 as a result of reducing outstanding indebtedness from utilization of proceeds received from the August 1, 2002 sale of substantially all of the Company's wireless operations described in Note 3 and (ii) makes no pro forma adjustments to reflect any assumed consummation of such sale (or any use of such sale proceeds) prior to August 1, 2002. The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1 of each respective period, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions. The actual results of operations of the Verizon properties are included in the consolidated financial statements only from the respective dates of acquisition.

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

o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related local exchange assets comprising 107 exchanges throughout Missouri for approximately $297 million cash. The Company currently owns 75.7% of Spectra, which was organized to acquire and operate these Missouri properties. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million.

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

(3)           DISCONTINUED OPERATIONS

       Pursuant to a definitive agreement signed March 19, 2002, on August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.59 billion in cash. In connection with this transaction, the Company divested its (i) interests in its majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops, (ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and (iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa. Proceeds from the sale of the wireless operations were used to partially fund the Company's acquisitions of telephone properties in Alabama and Missouri during the third quarter of 2002.

       As a result of the sale, the Company's wireless operations have been reflected as discontinued operations in the Company's consolidated statements of income and cash flows for the years ended December 31, 2002, 2001 and 2000. Assets and liabilities related to the Company's wireless operations are reflected as "Held for sale" on the accompanying consolidated balance sheets. The depreciation and amortization of long-lived and amortizable intangible assets related to the wireless operations ceased on March 19, 2002, the date of the definitive agreement to sell such operations.

       The Company had no outstanding indebtedness directly related to its wireless operations; therefore, no interest expense was allocated to discontinued operations. The following table represents certain summary income statement information related to the Company's wireless operations that is reflected in discontinued operations.


Year ended December 31,                                   2002          2001         2000
------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Operating revenues                                   $  246,705       437,965      443,569
------------------------------------------------------------------------------------------
Operating income (1)                                 $   71,258       132,614      139,276
Nonrecurring gains and losses, net                            -       166,928       20,593
Income from unconsolidated cellular entities             31,350        27,460       26,986
Minority interest expense                                (8,569)      (11,510)     (11,598)
Gain on sale of discontinued operations                 803,905             -            -
Other income                                                188         4,707        3,157
------------------------------------------------------------------------------------------
Pre-tax income from discontinued operations          $  898,132       320,199      178,414
Income tax expense                                     (286,427)     (121,314)     (71,169)
------------------------------------------------------------------------------------------
Income from discontinued operations                  $  611,705       198,885      107,245
==========================================================================================

(1) Excludes corporate overhead costs of $11.3 million, $20.2 million and $21.4 million for 2002, 2001 and 2000, respectively, allocated to the wireless operations. Included as a reduction in operating income for 2002 is a $30.5 million charge associated with the write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development.

       The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations.

Year ended December 31,                                              2002            2001        2000
-----------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Net cash provided by (used in) operating activities           $   (250,684) (1)     87,585     117,096
Net cash provided by (used in) investing activities              1,577,633  (2)    145,243        (482)
Net cash provided by financing activities                                -               -         201
------------------------------------------------------------------------------------------------------
       Net cash provided by discontinued operations           $  1,326,949         232,828     116,815
======================================================================================================

(1) Includes approximately $305 million estimated tax payment related to sale of wireless operations.
(2) Includes cash proceeds of $1.59 billion from the sale of substantially all of the Company's wireless operations.

       The following table represents the net assets of the discontinued wireless operations as of December 31, 2002 and December 31, 2001 that are classified as held for sale on the consolidated balance sheets.

December 31,                                         2002              2001
----------------------------------------------------------------------------
                                                     (Dollars in thousands)

Current assets                                  $        -            70,360
Net property, plant and equipment                        -           263,421
Goodwill                                                 -           384,326
Other assets (1)                                    11,805           127,321
----------------------------------------------------------------------------
       Assets held for sale                     $   11,805           845,428
============================================================================

Current liabilities                             $        -            55,074
Deferred credits and other liabilities                   -            93,796
----------------------------------------------------------------------------
       Liabilities related to assets
         held for sale                          $        -           148,870
============================================================================

(1) At December 31, 2002, represents the Company's minority interest in a cellular partnership that the Company has agreed to sell to Alltel upon the satisfaction of various closing conditions. The Company is currently in discussions regarding whether these closing conditions have been met. No assurance can be given that this sale will occur.

(4)           INVESTMENTS AND OTHER ASSETS

       Investments and other assets at December 31, 2002 and 2001 were composed of the following:

December 31,                                                2002           2001
-----------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Goodwill                                              $ 3,427,281      2,087,158
Billing system development costs                          139,451        139,503
Cash surrender value of life insurance contracts           93,664         99,835
Prepaid pension asset                                      54,695         42,353
Franchise costs                                            35,300              -
Customer base, less accumulated amortization of $729       21,971              -
Deferred interest rate hedge contracts                     33,635         35,192
Debt issuance costs, net                                   23,491         12,108
Fair value of interest rate swap                           22,163              -
Other                                                      79,405         91,052
--------------------------------------------------------------------------------
                                                      $ 3,931,056      2,507,201
================================================================================

       The following information relates to the Company's goodwill as of December 31, 2002 and 2001:


December 31,                                              2002           2001
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                              $ 3,382,113      2,074,036
     Other operations                                    45,168         13,122
------------------------------------------------------------------------------
         Total goodwill                             $ 3,427,281      2,087,158
==============================================================================

       During 2002, the Company completed the initial transitional goodwill impairment test and the required annual test of SFAS 142 and determined its goodwill was not impaired in either test. The increase in goodwill in the telephone segment since December 31, 2001 is primarily due to the Verizon acquisitions consummated in third quarter 2002 (see Note 2).

       The following is a reconciliation of reported net income and reported earnings per share to the amounts that would have been reported had the Company been subject to SFAS 142 during 2001 and 2000.

Year ended December 31,                         2002        2001        2000
-----------------------------------------------------------------------------
                                                   (Dollars in thousands,
                                                  except per share amounts)

Net income, as reported                    $  801,624     343,031     231,474
Goodwill amortization, net of taxes                 -      56,266      46,555
-----------------------------------------------------------------------------
Net income, as adjusted                    $  801,624     399,297     278,029
=============================================================================

Basic earnings per share, as reported      $     5.66        2.43        1.65
Goodwill amortization, net of taxes                 -         .40         .33
-----------------------------------------------------------------------------
Basic earnings per share, as adjusted      $     5.66        2.83        1.98
=============================================================================

Diluted earnings per share, as reported    $     5.61        2.41        1.63
Goodwill amortization, net of taxes                 -         .40         .33
-----------------------------------------------------------------------------
Diluted earnings per share, as adjusted    $     5.61        2.81        1.96
=============================================================================

       Amortization of goodwill and other intangibles from continuing operations of $729,000, $58.4 million and $43.6 million for 2002, 2001 and 2000, respectively, is included in "Depreciation and amortization" in the Company's Consolidated Statements of Income. In accordance with SFAS 142, effective January 1, 2002, goodwill is no longer subject to amortization but instead is tested for impairment at least annually.

       The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $139.5 million at both December 31, 2002 and 2001. A portion of these billing costs related to the wireless business ($30.5 million) was written off as a component of discontinued operations in the third quarter of 2002 as a result of the sale of substantially all of the Company's wireless operations on August 1, 2002. Excluding this write-off, the Company's aggregate billing system costs are expected to approximate $180 million upon completion and are expected to be amortized over a twenty-year period. The Company expects to begin amortization of the billing system in 2003 as customer groups are migrated to this new system.

       In connection with the acquisitions of properties from Verizon in 2002, the Company assigned $35.3 million as an intangible asset associated with franchise costs (which includes amounts necessary to maintain eligibility to provide telecommunications services in its licensed service areas). Such asset has an indefinite life and therefore is not subject to amortization currently.

       The Company assigned $22.7 million to a customer base intangible asset in connection with the acquisitions of Verizon properties in 2002. Such asset is being amortized over 15 years; amortization expense for 2002 was $729,000 and is expected to be $1.5 million for each of the next five years.


(5)           PROPERTY, PLANT AND EQUIPMENT

       Net property, plant and equipment at December 31, 2002 and 2001 was composed of the following:


December 31,                                            2002              2001
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Telephone
      Cable and wire                            $   3,643,167         3,009,720
      Central office                                2,150,217         1,829,945
      General support                                 474,022           340,416
      Information origination/termination              44,198            42,038
      Construction in progress                         32,507            64,560
      Other                                             3,789             5,576
-------------------------------------------------------------------------------
                                                    6,347,900         5,292,255
      Accumulated depreciation                     (3,136,107)       (2,839,268)
-------------------------------------------------------------------------------
                                                    3,211,793         2,452,987
-------------------------------------------------------------------------------

Other, at cost
      General support                                 346,037           309,500
      Fiber network                                    74,305            72,410
      Other                                           100,950            65,010
-------------------------------------------------------------------------------
                                                      521,292           446,920
      Accumulated depreciation                       (201,440)         (163,765)
-------------------------------------------------------------------------------
                                                      319,852           283,155
-------------------------------------------------------------------------------

Net property, plant and equipment               $   3,531,645         2,736,142
===============================================================================

       Depreciation expense was $410.9 million, $348.6 million and $279.2 million in 2002, 2001 and 2000, respectively. The composite depreciation rate for telephone properties was 6.9% for 2002, 6.8% for 2001 and 7.2% for 2000.

(6)           LONG-TERM AND SHORT-TERM DEBT

       The Company's long-term debt as of December 31, 2002 and 2001 was as follows:

December 31,                                                                         2002          2001
---------------------------------------------------------------------------------------------------------
                                                                                   (Dollars in thousands)
CenturyTel
      2.05%* senior credit facilities, due through 2005                      $     385,000              -
      Senior credit facility                                                             -        300,000
      4.85% note                                                                         -        199,125
      Senior notes and debentures:
          7.75% Series A, due 2004                                                  50,000         50,000
          8.25% Series B, due 2024                                                 100,000        100,000
          6.55% Series C, due 2005                                                  50,000         50,000
          7.20% Series D, due 2025                                                 100,000        100,000
          6.15% Series E, due 2005                                                 100,000        100,000
          6.30% Series F, due 2008                                                 240,000        240,000
          6.875% Series G, due 2028                                                425,000        425,000
          8.375% Series H, due 2010                                                500,000        500,000
          7.75% Series I                                                                 -        400,000
          6.02% Series J, due 2007 (remarketable 2005)                             500,000              -
          4.75% Series K, due 2032                                                 165,000              -
          7.875% Series L, due 2012                                                500,000              -
          9.38% notes, due through 2003                                              2,800          7,975
      6.86%** Employee Stock Ownership
        Plan commitment, due in installments through 2004                            1,500          2,500
      Unamortized net (discount) premium                                            (5,084)        11,036
      Fair value of derivative instrument related to
        Series H senior notes                                                       22,163              -
      Other                                                                            146            175
---------------------------------------------------------------------------------------------------------
               Total CenturyTel                                                  3,136,525      2,485,811
---------------------------------------------------------------------------------------------------------

Subsidiaries
      First mortgage debt
          5.92%** notes, payable to agencies of the U. S. government and cooperative lending associations, due in
            installments through 2025                                              250,325        265,240
          7.98% notes, due through 2017                                              5,500          5,419
      Other debt
          7.02%** unsecured medium-term notes, due through 2008                    244,124        271,135
          7.03%** notes, due in installments through 2020                            5,361          6,725
          6.46%** capital lease obligations, due through 2008                        7,034          9,004
---------------------------------------------------------------------------------------------------------
               Total subsidiaries                                                  512,344        557,523
---------------------------------------------------------------------------------------------------------
Total long-term debt                                                             3,648,869      3,043,334
Less current maturities                                                             70,737        955,834
---------------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                                 $   3,578,132      2,087,500
=========================================================================================================

*  variable interest rate at December 31, 2002
** weighted average interest rate at December 31, 2002

       The approximate annual debt maturities for the five years subsequent to December 31, 2002 are as follows: 2003 - $70.7 million; 2004 - $71.8 million; 2005 - $630.4 million; 2006 - $113.4 million (assuming the Company is not required to purchase any of its Series K debentures in 2006 pursuant to the put rights described below); and 2007 - $522.3 million.

       Certain of the loan agreements of CenturyTel and its subsidiaries contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2002, restricted net assets of subsidiaries were $264.7 million and subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $1.377 billion. At December 31, 2002, all of the consolidated retained earnings reflected on the balance sheet was available under CenturyTel's loan agreements for the declaration of dividends.

       Some of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

       On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note (Series J) with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes will mature in May 2007. Each purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 based on the then current stock price of CenturyTel common stock in exchange for $25, subject to certain adjustments and exceptions. Accordingly, upon full settlement of the purchase contracts in May 2005, the Company will receive proceeds of $500 million and will deliver between 13.9 million and 17.5 million common shares in the aggregate. The senior notes are pledged by the holders to secure their obligations under the purchase contracts. The total distributions on the equity units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%), each payable quarterly. On or after mid-February 2005, the senior notes will be remarketed, at which time the remarketing agent will reset the interest rate on the senior notes in order to generate sufficient proceeds to secure the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its right as a secured party to dispose of the senior notes and satisfy in full the holder's obligation to purchase common stock under the purchase contract.

       The senior note portion of the equity units is reflected on the balance sheet as long-term debt in the amount of $500 million. Interest expense on the senior notes is accrued at a rate of 6.02%, the initial interest rate. The present value of the aggregate contract adjustment payments has been recorded as an $11.6 million reduction to paid-in capital and as an equivalent liability. The Company will amortize the difference between the aggregate amount of all payments and the present value thereof as interest expense over the three-year term of the purchase contracts. Upon making each such payment, the Company will allocate most of the payment to the reduction of its $11.6 million liability, and record the remainder as interest expense. The issuance costs of the equity units have been allocated to the units' debt and equity components. The debt issuance costs ($3.3 million) were computed based on typical costs of a debt transaction and will be amortized to interest expense over the term of the senior notes. The remainder of the issuance costs ($12.6 million) were treated as a cost of raising equity and recorded as a charge to paid-in capital.

       On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. The Company had $385 million outstanding under these facilities at December 31, 2002. These facilities replaced credit facilities that matured during the third quarter of 2002.

       In the third quarter of 2002, the Company issued $500 million of senior notes, Series L, due 2012 (which bear interest at 7.875%) and $165 million of convertible senior debentures, Series K, due 2032 (which bear interest at 4.75% and which may be converted into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require the Company to purchase all or a portion of the debentures on August 1, 2006, August 1, 2010 and August 1, 2017. In each case, the purchase price payable will be equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to the purchase date. The Company will pay cash for all debentures so purchased on August 1, 2006. For any such purchases on or after August 1, 2010, the Company may choose to pay the purchase price in cash or shares of its common stock, or any combination thereof (except that the Company will pay any accrued and unpaid interest in cash).

       On October 15, 2002, the Company redeemed $400 million principal amount of its Series I Remarketable Senior Notes at par value, plus accrued interest. In connection with such redemption, the Company also paid a premium of approximately $71.1 million in accordance with the redemption provisions of the associated remarketing agreement. Such premium payment (net of $11.1 million of unamortized net premium primarily associated with the option payment received by the Company in 2000 in connection with the original issuance of the remarketable notes) is reflected as an Other Expense in the Company's results of operations for year ended December 31, 2002.

       At December 31, 2002, the Company had available $415.0 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank.

(7)           DERIVATIVE INSTRUMENTS

       During 2002, the Company entered into the following derivative transactions:

       (a) A cash flow hedge designed to lock in a fixed interest rate for $100 million of the $500 million senior notes issued in the third quarter of 2002. Such hedge was settled in the third quarter of 2002 for a $1.1 million payment by the Company. Such amount will be amortized as additional interest expense over a ten-year period, which equates to the term of the debt issuance hedged.

       (b) A fair value hedge with respect to the Company's $500 million aggregate principal amount of 8.375% Series H senior notes, due 2010. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into variable rate obligations. As of December 31, 2002, the Company realized an interest rate of 4.96% related to such hedge. Interest expense was reduced by $7.8 million in 2002 as a result of this hedge. The fair value of such hedge at December 31, 2002 was $22.2 million and is reflected on the accompanying balance sheet as both an asset (included in "Other assets") and as an increase in the underlying debt (included in "Long-term debt").

       (c) A cash flow hedge designed to eliminate the variability of interest payments for $400 million of variable rate debt under the Company's $800 million credit facilities. Such hedge expires in October 2003 and is designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 2.49%. Such hedge was deemed to be an effective hedge as of December 31, 2002 and its value on such date ($1.3 million) is reflected as a liability and Accumulated Other Comprehensive Loss (net of tax) on the accompanying balance sheet.

(8)           DEFERRED CREDITS AND OTHER LIABILITIES

       Deferred credits and other liabilities at December 31, 2002 and 2001 were composed of the following:

December 31,                                             2002              2001
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)

Deferred federal and state income taxes           $    352,161           303,708
Accrued postretirement benefit costs                   208,542           139,020
Additional minimum pension liability                    56,388                 -
Minority interest                                       26,067            23,248
Other                                                   73,010            40,076
--------------------------------------------------------------------------------
                                                  $    716,168           506,052
================================================================================

(9)           STOCKHOLDERS' EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                         2002
------------------------------------------------------------------------------
                                                                (In thousands)

Incentive compensation programs                                     13,452
Acquisitions                                                         4,064
Employee stock purchase plan                                         4,870
Dividend reinvestment plan                                             484
Conversion of convertible preferred stock                              435
Other employee benefit plans                                         1,655
------------------------------------------------------------------------------
                                                                    24,960
==============================================================================

       Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2002, the holders of 9.6 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2002, CenturyTel had 2.0 million shares of authorized convertible preferred stock, $25 par value per share. At December 31, 2002 and 2001, there were 319,000 shares of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

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

(10)          POSTRETIREMENT BENEFITS

       The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

       The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,                                                             2002         2001         2000
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year                      $    215,872       165,266      156,724
     Service cost                                                        6,669         6,373        4,727
     Interest cost                                                      15,962        14,512       10,907
     Participant contributions                                             617           548          677
     Acquisitions                                                       56,539             -       15,730
     Actuarial (gain) loss                                             (29,534)       40,005      (14,773)
     Benefits paid                                                     (12,363)      (10,832)      (8,726)
---------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                 $    253,762       215,872      165,266
=========================================================================================================

Change in plan assets (primarily listed stocks and bonds)
     Fair value of plan assets at beginning of year               $     36,555        39,873       41,781
     Return on assets                                                   (2,896)       (1,379)        (270)
     Employer contributions                                              6,784         8,345        6,411
     Participant contributions                                             617           548          677
     Benefits paid                                                     (12,363)      (10,832)      (8,726)
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                          $     28,697        36,555       39,873
=========================================================================================================

       Net periodic postretirement benefit cost for 2002, 2001 and 2000 included the following components:

Year ended December 31,                                       2002          2001         2000
----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Service cost                                           $      6,669         6,373        4,727
Interest cost                                                15,962        14,512       10,907
Expected return on plan assets                               (3,656)       (3,987)      (4,178)
Amortization of unrecognized actuarial loss                   1,470         1,337           26
Amortization of unrecognized prior service cost                (129)         (129)        (129)
----------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost               $     20,316        18,106       11,353
==============================================================================================

       The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2002, 2001 and 2000.

December 31,                                             2002          2001         2000
-----------------------------------------------------------------------------------------
                                                             (Dollars in thousands)

Benefit obligation                                $   (253,762)     (215,872)    (165,266)
Fair value of plan assets                               28,697        36,555       39,873
Unamortized prior service cost                            (918)       (1,046)      (1,175)
Unrecognized net actuarial (gain) loss                  14,573        33,925       (9,621)
------------------------------------------------------------------------------------------
Accrued benefit cost                              $   (211,410)     (146,438)    (136,189)
==========================================================================================

       Assumptions used in accounting for postretirement benefits as of December 31, 2002 and 2001 were:

                                                        2002             2001
------------------------------------------------------------------------------
Weighted average assumptions
       Discount rate                                    6.75%              7.0
       Expected return on plan assets                   10.0%             10.0
------------------------------------------------------------------------------

       For 2003, the Company lowered its expected return on plan assets from 10.0% to 8.25%.

       For measurement purposes, the annual rate in the per capita cost of covered health care benefits was assumed to range between 4.9%-5.7% for 2003, reaching an ultimate trend of 4.5% in 2015. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                       1-Percentage      1-Percentage
                                                      Point Increase    Point Decrease
--------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Effect on total of service and interest
  cost components                                        $  1,474           (1,405)
Effect on postretirement benefit obligation              $ 16,604          (15,584)
--------------------------------------------------------------------------------------

(11)          RETIREMENT AND SAVINGS PLANS

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

December 31,                                                             2002          2001         2000
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Change in benefit obligation
      Benefit obligation at beginning of year                    $     271,490       249,835      205,455
      Service cost                                                      10,353         7,760        5,928
      Interest cost                                                     20,053        17,829       15,381
      Plan amendments                                                        -         1,205        3,387
      Acquisitions                                                      51,428             -       35,824
      Actuarial (gain) loss                                              9,231         9,065       (3,726)
      Benefits paid                                                    (16,299)      (14,204)     (12,414)
---------------------------------------------------------------------------------------------------------
Benefit obligation at end of year                                $     346,256       271,490      249,835
=========================================================================================================

Change in plan assets (primarily listed stocks and bonds)
      Fair value of plan assets at beginning of year             $     283,448       329,459      319,901
      Return on plan assets                                            (43,564)      (33,184)     (14,991)
      Employer contributions                                            14,887         1,377          572
      Acquisitions                                                      51,428             -       36,391
      Benefits paid                                                    (16,299)      (14,204)     (12,414)
---------------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                         $     289,900       283,448      329,459
=========================================================================================================

       Net periodic pension expense (benefit) for 2002, 2001 and 2000 included the following components:

Year ended December 31,                                                  2002          2001         2000
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Service cost                                                     $      10,353         7,760        5,928
Interest cost                                                           20,053        17,829       15,381
Expected return on plan assets                                         (29,578)      (31,901)     (31,586)
Recognized net (gains) losses                                            1,328        (2,325)      (7,107)
Net amortization and deferral                                              395           301         (602)
---------------------------------------------------------------------------------------------------------
Net periodic pension expense (benefit)                           $       2,551        (8,336)     (17,986)
=========================================================================================================

       The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 2002, 2001 and 2000.

December 31,                                                             2002          2001         2000
---------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

Benefit obligation                                               $    (346,256)     (271,490)    (249,835)
Fair value of plan assets                                              289,900       283,448      329,459
Unrecognized transition asset                                           (1,152)       (1,404)      (1,648)
Unamortized prior service cost                                           4,370         5,017        4,126
Unrecognized net actuarial (gain) loss                                 107,833        26,782      (49,336)
---------------------------------------------------------------------------------------------------------
Prepaid pension cost                                             $      54,695        42,353       32,766
=========================================================================================================

       As of December 31, 2002, substantially all of the pension plans had benefit obligations in excess of plan assets.

       Amounts recognized on the balance sheet consist of:

December 31,                                                             2002          2001         2000
---------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

Prepaid pension cost                                             $      54,695        42,353       32,766
Additional minimum pension liability (reflected in Deferred
    Credits and Other Liabilities)                                     (56,388)            -            -
Intangible asset (reflected in Other Assets)                             1,212             -            -
Accumulated Other Comprehensive Loss                                    55,176             -            -
---------------------------------------------------------------------------------------------------------
                                                                 $      54,695        42,353       32,766
=========================================================================================================

       Assumptions used in accounting for the pension plans as of December 2002 and 2001 were:

                                                             2002          2001
--------------------------------------------------------------------------------
Discount rate                                                6.75%           7.0
Expected long-term rate of return on assets              8.0-10.0%      8.0-10.0
Weighted average rate of compensation increase               4.50%          4.50
--------------------------------------------------------------------------------

       For 2003, the Company lowered its expected long-term rate of return on assets from 8-10% to 8-8.25%.

       CenturyTel sponsors an Employee Stock Ownership Plan ("ESOP") which covers most employees with one year of service with the Company and is funded by Company contributions determined annually by the Board of Directors. The Company's expense related to the ESOP during 2002, 2001 and 2000 was $9.3 million, $7.5 million, and $9.5 million, respectively. At December 31, 2002, the ESOP owned an aggregate of 7.6 million shares of CenturyTel common stock.

       CenturyTel and certain subsidiaries also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans") which are available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plans were $6.7 million in 2002, $6.6 million in 2001 and $6.1 million in 2000.

(12)          INCOME TAXES

       Income tax expense from continuing operations included in the Consolidated Statements of Income for the years ended December 31, 2002, 2001 and 2000 was as follows:

Year ended December 31,                        2002          2001         2000
-------------------------------------------------------------------------------
                                                    (Dollars in thousands)
Federal
     Current                             $    21,019        24,032       42,295
     Deferred                                 80,056        62,164       30,932
State
     Current                                  11,406         6,735        9,393
     Deferred                                 (8,944)       (4,220)         922
-------------------------------------------------------------------------------
                                         $   103,537        88,711       83,542
===============================================================================

       Income tax expense from continuing operations was allocated as follows:

Year ended December 31,                                            2002         2001        2000
-------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

Income tax expense in the consolidated statements of income   $  103,537       88,711      83,542
Stockholders' equity:
   Compensation expense for tax purposes
     in excess of amounts recognized for
     financial reporting purposes                                 (7,471)      (1,051)     (2,702)
   Tax effect of the change in accumulated other
     comprehensive income (loss)                                 (19,763)     (13,715)    (20,941)
-------------------------------------------------------------------------------------------------


       The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

Year ended December 31,                                       2002         2001         2000
---------------------------------------------------------------------------------------------
                                                              (Percentage of pre-tax income)

Statutory federal income tax rate                             35.0%        35.0         35.0
State income taxes, net of federal income tax benefit           .5           .7          3.2
Amortization of nondeductible goodwill                           -          3.4          3.7
Amortization of investment tax credits                         (.1)         (.2)         (.3)
Amortization of regulatory liability                           (.3)         (.7)         (.8)
Other, net                                                      .2          (.1)         (.6)
---------------------------------------------------------------------------------------------
Effective income tax rate                                     35.3%        38.1         40.2
=============================================================================================

       In accordance with SFAS 142, effective January 1, 2002, goodwill amortization for financial reporting purposes ceased.

       The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 were as follows:

December 31,                                                         2002              2001
--------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Deferred tax assets
     Postretirement benefit costs                             $     40,852            31,670
     Regulatory support                                             11,414            12,163
     Net state operating loss carryforwards                         28,380            19,691
     Other employee benefits                                        28,697             8,255
     Other                                                          18,720            21,036
--------------------------------------------------------------------------------------------
         Gross deferred tax assets                                 128,063            92,815
         Less valuation allowance                                  (28,380)          (19,691)
--------------------------------------------------------------------------------------------
         Net deferred tax assets                                    99,683            73,124
--------------------------------------------------------------------------------------------

Deferred tax liabilities
     Property, plant and equipment, primarily due to
       depreciation differences                                   (189,663)         (152,506)
     Goodwill                                                     (256,801)         (218,461)
     Deferred debt costs                                            (2,400)           (2,582)
     Intercompany profits                                           (2,980)           (3,283)
--------------------------------------------------------------------------------------------
         Gross deferred tax liabilities                           (451,844)         (376,832)
--------------------------------------------------------------------------------------------
Net deferred tax liability                                    $   (352,161)         (303,708)
============================================================================================

       As of December 31, 2002 and 2001, the Company had available tax benefits associated with state operating loss carryforwards of $28.4 million and $19.7 million, respectively, which expire through 2017. Such amounts were reserved in total through the valuation allowance as it is likely that such operating loss carryforwards will not be utilized prior to expiration.

(13)          NONRECURRING GAINS AND LOSSES, NET

       In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a PCS license.

       In the second quarter of 2001, the Company recorded a pre-tax gain (reflected in discontinued operations) of approximately $185.1 million ($117.7 million after-tax; $.83 per diluted share) due to the sale of 30 PCS licenses to Leap Wireless International, Inc. ("Leap"). In conjunction with the sale of the licenses to Leap, the Company also recorded a pre-tax charge (reflected in discontinued operations) of $18.2 million ($11.6 million after-tax; $.08 per share) due to the write down in the value of certain non-operating assets.

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

       In the first quarter of 2000 the Company recorded a pre-tax gain (reflected in discontinued operations) aggregating $9.9 million ($5.2 million after tax) due to the sale of its remaining Alaska cellular operations.

       In the third quarter of 2000 the Company recorded a pre-tax gain (reflected in discontinued operations) aggregating $10.7 million ($6.4 million after tax) due to the sale of its minority interest in a non-strategic cellular partnership.

(14)          EARNINGS PER SHARE

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                                               2002           2001           2000
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars, except per share
                                                                       amounts, and shares in thousands)

Income (Numerator):
   Income from continuing operations                           $    189,919        144,146        124,229
   Discontinued operations, net of tax                              611,705        198,885        107,245
---------------------------------------------------------------------------------------------------------
Net income                                                          801,624        343,031        231,474
Dividends applicable to preferred stock                                (399)          (399)          (399)
---------------------------------------------------------------------------------------------------------
Net income applicable to common stock for
  computing basic earnings per share                                801,225        342,632        231,075
Dividends applicable to preferred stock                                 399            399            399
Interest on convertible securities, net of taxes                          -              -            132
---------------------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
  diluted earnings per share                                   $    801,624        343,031        231,606
=========================================================================================================

Net income applicable to common stock for computing basic
  earnings per share, as adjusted for goodwill amortization    $    801,225        398,898        277,630
=========================================================================================================

Net income as adjusted for purposes of computing diluted
  earnings per share, as adjusted for goodwill amortization    $    801,624        399,297        278,161
=========================================================================================================

Shares (Denominator):
Weighted average number of shares outstanding
  during period                                                     141,796        141,021        140,440
Employee Stock Ownership Plan shares not
  committed to be released                                             (183)          (278)          (371)
---------------------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during
  period for computing basic earnings per share                     141,613        140,743        140,069
Incremental common shares attributable to
  dilutive securities:
     Shares issuable under convertible securities                       435            435            707
     Shares issuable under outstanding stock options                    831          1,129          1,088
---------------------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes of
  computing diluted earnings per share                              142,879        142,307        141,864
=========================================================================================================

Basic earnings per share
     From continuing operations                                $       1.34           1.02            .88
     From continuing operations, as adjusted for
        goodwill amortization                                  $       1.34           1.35           1.15
     From discontinued operations                              $       4.32           1.41            .77
     From discontinued operations, as adjusted for
        goodwill amortization                                  $       4.32           1.48            .84
     Basic earnings per share                                  $       5.66           2.43           1.65
     Basic earnings per share, as adjusted for
        goodwill amortization                                  $       5.66           2.83           1.98

Diluted earnings per share
     From continuing operations                                $       1.33           1.01            .88
     From continuing operations, as adjusted for
        goodwill amortization                                  $       1.33           1.34           1.13
     From discontinued operations                              $       4.28           1.40            .76
     From discontinued operations, as adjusted for
        goodwill amortization                                  $       4.28           1.47            .83
     Diluted earnings per share                                $       5.61           2.41           1.63
     Diluted earnings per share, as adjusted for
        goodwill amortization                                  $       5.61           2.81           1.96

       The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 3,285,000 for 2002, 1,346,000 for 2001 and 969,000 for
2000.

(15)          STOCK OPTION PROGRAMS

       CenturyTel maintains programs which allow the Board of Directors, through the Compensation Committee, to grant (i) incentives to certain employees in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares and (ii) stock options to outside directors. As of December 31, 2002, CenturyTel had reserved 13.5 million shares of common stock which may be issued under CenturyTel's current incentive compensation programs.

       Under the Company's programs, options have been granted to employees at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

       Stock option transactions during 2002, 2001 and 2000 were as follows:

                                                           Number      Average
                                                         of options     price
-------------------------------------------------------------------------------
Outstanding December 31, 1999                           3,485,842         14.92
      Exercised                                          (369,308)        12.46
      Granted                                           1,565,750         33.00
      Forfeited                                            (1,125)        13.33
-----------------------------------------------------------------
Outstanding December 31, 2000                           4,681,159         21.16
      Exercised                                          (149,806)        15.91
      Granted                                           1,971,750         28.14
      Forfeited                                          (135,583)        18.42
-----------------------------------------------------------------
Outstanding December 31, 2001                           6,367,520         23.51
      Exercised                                        (1,366,560)        13.97
      Granted                                           1,983,150         32.28
      Forfeited                                           (88,308)        28.59
-----------------------------------------------------------------
Outstanding December 31, 2002                           6,895,802         27.95
=================================================================

Exercisable December 31, 2002                           3,991,753         25.68
=================================================================

Exercisable December 31, 2001                           3,342,216         17.81
=================================================================

      The following tables summarize certain information about CenturyTel's stock options at December 31, 2002.

                                        Options outstanding
-----------------------------------------------------------------------------------------------------
                                                     Weighted average
     Range of                                      remaining contractual            Weighted average
  exercise prices        Number of options           life outstanding                exercise price
-----------------------------------------------------------------------------------------------------

$    11.67-17.64              1,382,141                      2.8                     $     14.93
     24.10-26.31                375,728                      8.6                           25.19
     26.62-31.54              1,976,839                      8.3                           28.18
     31.75-38.50              3,116,934                      8.6                           33.72
     39.00-46.19                 44,160                      6.4                           42.29
                              ---------
     11.67-46.19              6,895,802                      7.6                           27.95
                              =========

                                       Options exercisable
-----------------------------------------------------------------------------------------------------
     Range of                              Number of                                Weighted average
  exercise prices                      options exercisable                           exercise price
-----------------------------------------------------------------------------------------------------

$    11.67-17.64                             1,382,141                               $     14.93
     24.10-26.31                               225,345                                     25.21
     26.62-31.54                               939,351                                     28.18
     31.75-38.50                             1,400,756                                     34.15
     39.00-46.19                                44,160                                     42.29
                                             ---------
     11.67-46.19                             3,991,753                                     25.68
                                             =========


(16)          SUPPLEMENTAL CASH FLOW DISCLOSURES

       The amount of interest actually paid by the Company, net of amounts capitalized of $1.2 million, $3.5 million and $4.5 million during 2002, 2001 and 2000, respectively, was $210.9 million, $224.7 million and $164.0 million during 2002, 2001 and 2000, respectively. Income taxes paid were $325.5 million in 2002, $128.3 million in 2001 and $142.3 million in 2000.

       CenturyTel has consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2002. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,                                   2002          2001         2000
------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Property, plant and equipment, net                $     866,575             -      607,415
Goodwill                                              1,335,157        33,183      917,468
Other investments                                             -             -        1,972
Long-term debt                                                -             -         (378)
Deferred credits and other liabilities                  (56,897)       13,948      (44,465)
Other assets and liabilities, excluding
   cash and cash equivalents                            100,191             -       53,671
------------------------------------------------------------------------------------------
Decrease in cash due to acquisitions              $   2,245,026        47,131    1,535,683
==========================================================================================

       CenturyTel has disposed of various operations reflected within continuing operations, along with certain other assets, during the three years ended December 31, 2002. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                                    2002          2001         2000
------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Property, plant and equipment, net                    $       -        (2,447)           -
Marketable equity securities                                  -        (3,614)           -
Other assets and liabilities, excluding cash and
   cash equivalents                                        (435)      (19,080)           -
Gain on sale of assets                                   (3,709)      (33,043)           -
------------------------------------------------------------------------------------------
Increase in cash due to dispositions                  $  (4,144)      (58,184)           -
==========================================================================================

       For information on the Company's discontinued operations, see Note 3.

(17)          FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 2002 and 2001.

                                                               Carrying           Fair
                                                                Amount            value
--------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
December 31, 2002

Financial assets
   Interest rate swaps                                    $      22,163          22,163  (2)
   Other                                                  $      33,637          33,637  (2)

Financial liabilities
   Long-term debt (including current maturities)          $   3,648,869       3,937,535  (1)
   Interest rate swaps                                    $       1,290           1,290  (2)
   Other                                                  $      41,884          41,884  (2)
--------------------------------------------------------------------------------------------

December 31, 2001

Financial assets                                          $      25,601          25,601  (2)

Financial liabilities
   Long-term debt (including current maturities)          $   3,043,334       3,040,242  (1)
   Other                                                  $      29,308          29,308  (2)
--------------------------------------------------------------------------------------------

(1) Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to the Company for similar debt.
(2)    Fair value was estimated by the Company to approximate carrying value.

       The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments and have not been reflected in the above table.

(18)          BUSINESS SEGMENTS

       The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations. Other operations include, but are not limited to, the Company's nonregulated long distance operations, Internet operations, competitive local exchange carrier operations, fiber network business and security monitoring operations.

       The Company's telephone operations are conducted in rural, suburban and small urban communities in 22 states. Approximately 91% of the Company's telephone access lines are in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon.

                                                                              Depreciation
                                                              Operating            and           Operating
                                                              revenues        amortization        income
----------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)

Year ended December 31, 2002

Telephone                                                 $   1,733,592          396,866           543,113
Other operations                                                238,404           14,760            43,568
Corporate overhead costs allocable to
  discontinued operations                                             -                -           (11,275)
----------------------------------------------------------------------------------------------------------
Total                                                     $   1,971,996          411,626           575,406
==========================================================================================================


Year ended December 31, 2001

Telephone                                                 $   1,505,733          398,284           423,420
Other operations                                                173,771            8,754            22,098
Corporate overhead costs allocable to
  discontinued operations                                             -                -           (20,213)
-----------------------------------------------------------------------------------------------------------
Total                                                     $   1,679,504          407,038           425,305
==========================================================================================================


Year ended December 31, 2000

Telephone                                                 $   1,253,969          317,906           376,290
Other operations                                                148,388            4,911            31,258
Corporate overhead costs allocable to
  discontinued operations                                             -                -           (21,411)
----------------------------------------------------------------------------------------------------------
Total                                                     $   1,402,357          322,817           386,137
==========================================================================================================


Year ended December 31,                                          2002              2001            2000
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)

Operating income                                          $     575,406          425,305           386,137
Nonrecurring gains and losses, net                                3,709           33,043                 -
Interest expense                                               (221,845)        (225,523)         (183,302)
Other income and expense                                        (63,814)              32             4,936
----------------------------------------------------------------------------------------------------------
Income from continuing operations
  before income tax expense                               $     293,456          232,857           207,771
==========================================================================================================


Year ended December 31,                                          2002              2001            2000
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Capital expenditures
     Telephone                                            $     319,536          351,010           275,523
     Other operations                                            66,731           84,505           115,546
----------------------------------------------------------------------------------------------------------
Total                                                     $     386,267          435,515           391,069
==========================================================================================================


December 31,                                                     2002              2001            2000
---------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Total assets
     Telephone                                            $   6,962,713        4,754,522         4,769,557
     Other operations                                           795,890          718,734           721,600
     Assets held for sale                                        11,805          845,428           902,133
----------------------------------------------------------------------------------------------------------
Total assets                                              $   7,770,408        6,318,684         6,393,290
==========================================================================================================

       Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)          COMMITMENTS AND CONTINGENCIES

       Construction expenditures and investments in vehicles, buildings and equipment during 2003 are estimated to be $370 million for telephone operations and $30 million for other operations.

       On August 29, 2002, the Wisconsin Court of Appeals upheld a ruling upon appeal that ordered the Company to refund access charges collected from interexchange carriers from December 1998 through 2000 on the former properties acquired from Ameritech. As a result of this ruling, the Company recorded a $7.6 million pre-tax charge related to this refund in the third quarter of 2002.

       On December 26, 2001, AT&T Corp. and one of its subsidiaries filed a complaint in the U.S. District Court for the Western District of Washington (Case No. CV0121512) seeking money damages against CenturyTel of the Northwest, Inc. The plaintiffs claim, among other things, that CenturyTel of the Northwest, Inc. has breached its obligations under a 1994 stock purchase agreement to indemnify the plaintiffs for various environmental costs and damages relating to properties sold to the plaintiffs under such 1994 agreement. The Company has investigated this claim and believes it has numerous defenses available. If the plaintiffs are successful in recovering any sums under this litigation, the Company believes it is entitled to indemnification under agreements with third parties.

       From time to time, the Company is involved in various other claims and legal actions relating to the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


                                CENTURYTEL, INC.
               Consolidated Quarterly Income Statement Information
                                   (Unaudited)

                                                            First       Second        Third       Fourth
                                                           quarter      quarter      quarter     quarter
---------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands, except per share amounts)
2002                                                                         (unaudited)
---------------------------------------------------------------------------------------------------------
Operating revenues                                    $   422,918        438,702      524,497     585,879
Operating income                                      $   119,049        109,531      157,716     189,110
Income from continuing operations                     $    42,857         40,208       63,619      43,235
Net income                                            $    70,767         78,763      607,749      44,345
Basic earnings per share from continuing operations   $       .30            .28          .45         .30
Basic earnings per share                              $       .50            .56         4.29         .31
Diluted earnings per share from continuing operations $       .30            .28          .45         .30
Diluted earnings per share                            $       .50            .55         4.26         .31

2001
---------------------------------------------------------------------------------------------------------

Operating revenues                                    $   411,602        409,250      423,973     434,679
Operating income                                      $   104,309         99,209      105,991     115,796
Income from continuing operations                     $    26,851         21,069       59,570      36,657
Net income                                            $    46,722        154,241       92,305      49,763
Basic earnings per share from continuing operations   $       .19            .15          .42         .26
Basic earnings per share from continuing operations,
   as adjusted                                        $       .27            .23          .50         .34
Basic earnings per share                              $       .33           1.10          .65         .35
Basic earnings per share, as adjusted                 $       .43           1.20          .75         .45
Diluted earnings per share from continuing operations $       .19            .15          .42         .26
Diluted earnings per share from continuing operations,
   as adjusted                                        $       .27            .23          .50         .34
Diluted earnings per share                            $       .33           1.09          .65         .35
Diluted earnings per share, as adjusted               $       .43           1.19          .75         .45
---------------------------------------------------------------------------------------------------------


       Diluted earnings per share for the third quarter of 2002 included $3.72 per share related to the gain on the sale of substantially all of the Company's wireless operations, net of amounts written off for costs expended related to the wireless portion of the new billing system currently in development. Diluted earnings per share for the fourth quarter of 2002 was negatively impacted by $.27 per share related to the redemption premium on the Company Series I remarketable notes that were redeemed in October 2002. On July 1 and August 31, 2002, the Company acquired nearly 650,000 telephone access lines and related assets from Verizon. See Note 2 for additional information.

       Diluted earnings per share for the second and third quarters of 2001 included $.75 and $.27 per share, respectively, of net gains on sales of assets. See Note 13 for additional information.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

       The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name                         Age        Office(s) held with CenturyTel
----                         ---        ------------------------------

Glen F. Post, III            50         Chairman of the Board of Directors
                                          and Chief Executive Officer

Karen A. Puckett             42         President and Chief Operating Officer

R. Stewart Ewing, Jr.        51         Executive Vice President and
                                          Chief Financial Officer

Harvey P. Perry              58         Executive Vice President,
                                          Chief Administrative Officer,
                                          General Counsel and Secretary

David D. Cole                45         Senior Vice President -
                                          Operations Support

Michael Maslowski            55         Senior Vice President and
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

       Ms. Puckett has served as President and Chief Operating Officer since August 2002, as Executive Vice President and Chief Operating Officer from July 2000 through August 2002, as Sales and Marketing Senior Officer of BroadStream Communications from July 1999 through July 2000 and as Texas Region President for GTE Wireless from 1996 to mid-1999. Commco Technology LLC (formerly BroadStream Communications) filed for bankruptcy on December 18, 2000 in the United States Bankruptcy Court, District of Connecticut (Bridgeport). Ms. Puckett was an officer and employee of BroadStream Communications from July 1999 through July 2000.

       Mr. Post has served as Chairman of the Board since June 2002, and previously served as Vice Chairman of the Board from 1993 to 2002 and President from 1990 to 2002. In May 1999, Messrs. Ewing and Perry were promoted from Senior Vice President to Executive Vice President, and Mr. Perry was named Chief Administrative Officer. Mr. Cole has served as Senior Vice President - Operations Support since November 1998 and served as President - Wireless Group from October 1996 to October 1998.

       The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2003 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2003.

Item 11.      Executive Compensation.

       The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

       The following table provides information as of December 31, 2002, concerning shares of CenturyTel common stock authorized for issuance under CenturyTel's existing equity compensation plans.

                                                                                   (c)
                                                                          Number of securities
                                                                         remaining available for
                                 (a)                      (b)             future issuance under
                       Number of securities to     Weighted-average          plans (excluding
                      be issued upon conversion    exercise price of     securities reflected in
   Plan category       of outstanding options     outstanding options           column (a))
------------------    -------------------------   -------------------    -----------------------

Equity compensation
plans approved by
security holders              6,895,802                $  27.95                  4,744,400

Employee Stock Purchase
Plan approved by shareholders         -                       -                  4,869,559

Equity compensation
plans not approved by
security holders                      -                       -                    685,743
------------------------------------------------------------------------------------------------

Totals                        6,895,802                $  27.95                 10,299,702
================================================================================================


       The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

       The information required by Item 13 is incorporated by reference to the Proxy Statement.


Item 14.      Controls and Procedures


       The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this annual report. Based on the evaluation, Messrs. Post and Ewing have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that they are timely alerted of all material information required to be filed in this annual report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.


                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

       a.     Financial Statements

              (i)  Consolidated Financial Statements:

                      Independent Auditors' Report on Consolidated Financial
                          Statements and Financial Statement Schedule

                      Consolidated Statements of Income for the years ended
                          December 31, 2002, 2001 and 2000

                      Consolidated Statements of Comprehensive Income for
                          the years ended December 31, 2002, 2001 and 2000

                      Consolidated Balance Sheets - December 31, 2002 and 2001

                      Consolidated Statements of Cash Flows for the years
                          ended December 31, 2002, 2001 and 2000

                      Consolidated Statements of Stockholders' Equity for the
                          years ended December 31, 2002, 2001 and 2000

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

       b.     Reports on Form 8-K.

              The following items were reported in a Form 8-K filed October 8, 2002:

              Item 5. Other events and Regulation FD Disclosure - Updated information concerning Registrant's disposition of its wireless operations and acquisitions of telephone properties from Verizon.

              Item 7. Financial Statements and Exhibits - Historical financial statements of Verizon properties acquired and pro forma financial information.

              The following item was reported in a Form 8-K filed October 25, 2002:

              Item 5. Other events and Regulation FD Disclosure - News release announcing third quarter results of operations and fourth quarter 2002 earnings expectations.

       c.     Exhibits:

           3.1 Amended and Restated Articles of Incorporation of Registrant, dated as of May 6, 1999,
                   (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

           3.2 Registrant's Bylaws, as amended through February 25, 2003, included elsewhere herein.

           3.3 Governance Guidelines and Charters, all included elsewhere herein.

                   (a)    Corporate Governance Guidelines

                   (b)    Charter of the Audit Committee of the
                          Board of Directors

                   (c) Charter of the Compensation Committee of the Board of Directors

                   (d)    Charter of the Nominating and Corporate
                          Governance Committee of the Board of Directors

                   (e) Charter of the Risk Evaluation Committee of the Board of Directors

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

                   (e) Form of Registrant's 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30,
                          2000).

                   (f) For information on Registrant's Series J notes and related First Supplemental
                          Indenture, see Item 4.8 below.

                   (g) Second Supplemental Indenture dated as of August 20, 2002 between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel's 4.75% Convertible Senior Debentures, Series K, due 2032 (incorporated by reference to Exhibit 4.3 of CenturyTel's registration statement on Form S-4, File No. 333-100480).

                   (h) Form of 4.75% Convertible Debentures, Series K, due 2032 (included in Exhibit 4.4(g)).

                   (i) Board resolutions designating the terms and conditions of CenturyTel's 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to exhibit 4.2 of CenturyTel's registration statement on Form S-3, File No. 333-100481).

                   (i) Form of 7.875% Senior Notes, Series L, due 2012 (included in Exhibit 4.4(i)).

                   (k) Registration Rights Agreement dated as of August 26, 2002 by and among CenturyTel, and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Wachovia Securities, Inc. (incorporated by reference to Exhibit 4.5 of CenturyTel's registration statement on Form S-4, File No. 333-100480).

                   (l) Exchange and Registration Rights Agreement dated as of August 26, 2002 by and among CenturyTel and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Wachovia Securities, Inc., as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 4.4 of CenturyTel's registration statement on Form S-3, File No. 333-100481).

           4.5 $533 Million Three-Year Revolving Credit Facility, dated July 22, 2002, between CenturyTel, Inc. and the lenders named therein (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

           4.6 $267 Million 364-Day Revolving Credit Facility, dated July 22, 2002, between CenturyTel, Inc. and the lenders named therein (incorporated by reference to Exhibit 10.2 of Registrant's
                   Quarterly Report on Form 10-Q for the period ended June 30, 2002).

           4.7 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                   1998).

           4.8 Agreements relating to equity units issued by CenturyTel in May 2002:

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

          10.1 Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of Company employees)

                   (a) Registrant's Employee Stock Ownership Plan and Trust, as amended and restated February 28, 2002 and amendment thereto dated
                          December 31, 2002, both included elsewhere herein.

                   (b)    Registrant's Dollars & Sense Plan and
                          Trust, as amended and restated, effective
                          September 1, 2000 and amendment thereto
                          dated December 31, 2002, both included
                          elsewhere herein.

                   (c)    Registrant's Amended and Restated
                          Retirement Plan, effective as of February
                          28, 2002, and amendment thereto dated
                          December 31, 2002, both included elsewhere herein.

                   (d) Merger Agreement, dated September 18, 2001, between Registrant and Regions Bank of Louisiana, pursuant to which Registrant's Stock Bonus Plan and PAYSOP were merged into Registrant's Employee Stock Ownership Plan (incorporated by reference to Exhibit 10(b) of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

          10.2     Stock-based Incentive Plans

                   (a) Registrant's 1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996,
                          (incorporated by reference to Exhibit
                          10.1(e) to Registrant's Annual Report on
                          Form 10-K for the year ended December 31,
                          1996), and amendment thereto dated February
                          25, 1997 (incorporated by reference to Exhibit
                          10.3 to Registrant's Quarterly Report
                          on Form 10-Q for the quarter ended March 31,
                          1997), and amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.2(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

                   (b) Registrant's 1988 Incentive Compensation Program, as amended and restated August 22, 1989 (incorporated by reference to Exhibit
                          19.8 to Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended September
                          30, 1989) and amendment thereto dated
                          November 21, 1996 (incorporated by
                          reference to Exhibit 10.1(g) to
                          Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

                   (c)    Registrant's 1995 Incentive Compensation
                          Plan approved by Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996 (incorporated by Reference to Exhibit 10.1 (l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form
                          10-Q for the quarter ended March 31, 1997).

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

                          (iv)  Form of Stock Option Agreement,
                                pursuant to 1995 Incentive Compensation
                                Plan and dated as of February 21, 2000,
                                entered into by Registrant and its
                                officers incorporated by reference to
                                Exhibit 10.1 (t) to Registrant's Annual
                                Report on Form 10-K for the year ended
                                December 31, 1999).

                          (v)   Form of Restricted Stock and
                                Performance Share Agreement, dated as of March 16, 1998, relating to equity incentive awards granted in 1998 pursuant to Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

                          (vi)  Form of Restricted Stock and
                                Performance Share Agreement, dated as of February 22, 1999, relating to equity incentive awards granted in 1999 pursuant to the Registrant's 1995 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1(x) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1999).

                   (d) Amended and Restated Registrant's 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

                          (i)   Form of Stock Option Agreement,
                                pursuant to the 2000 Incentive
                                Compensation Plan and dated as of
                                May 21, 2001, entered into by
                                Registrant and its officers
                                (incorporated by reference to
                                Exhibit 10.2(e) to Registrant's
                                Annual Report on Form 10-K for the
                                year ended December 31, 2001).

                          (ii)  Form of Stock Option Agreement,
                                pursuant to the 2000 Incentive
                                Compensation Plan and dated as of
                                February 25, 2002, entered into by
                                Registrant and its officers,
                                included elsewhere herein.

                   (e)    CenturyTel's 2002 Directors Stock
                          Option Plan (incorporated by
                          reference to Exhibit 10.1 of
                          Registrant's Quarterly Report on
                          Form 10-Q for the period ended
                          September 30, 2002).

                          (i)   Form of Stock Option Agreement,
                                pursuant to the 2002 Directors
                                Stock Option Plan, entered into by
                                CenturyTel in connection with
                                options granted to the outside
                                directors as of May 10, 2002
                                (incorporated by reference to
                                Exhibit 10.2 of Registrant's
                                Quarterly Report on Form 10-Q for
                                the period ended September 30,
                                2002).

                   (f)    CenturyTel's 2002 Management Incentive
                          Compensation Plan (incorporated by
                          reference to Exhibit 10.3 of Registrant's
                          Quarterly Report on Form 10-Q for the
                          period ended September 30, 2002).

                          (i)   Form of Stock Option Agreement,
                                pursuant to the 2002 Management
                                Incentive Compensation Plan,
                                entered into between CenturyTel and
                                certain of its officers and key
                                employees at various dates since
                                May 9, 2002 (incorporated by
                                reference to Exhibit 10.4 of
                                Registrant's Quarterly Report on
                                Form 10-Q for the period ended
                                September 30, 2002).

                          (ii)  Form of Stock Option Agreement,
                                pursuant to the 2002 Management
                                Incentive Compensation Plan and
                                dated as of February 24, 2003,
                                entered into by Registrant and its
                                officers, included elsewhere
                                herein.

          10.3     Other Non-Qualified Employee Benefit Plans

                   (a) Registrant's Key Employee Incentive Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996 (incorporated by reference to
                          Exhibit 10.1 (f) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1996), amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001) and amendment thereto dated April 17, 2000 (incorporated by reference to
                          Exhibit 10.3(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

                   (b)    Registrant's Restated Supplemental
                          Executive Retirement Plan, dated April 3,
                          2000 (incorporated by reference to Exhibit
                          10.1(d) to Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended March 31, 2000.)

                   (c) Registrant's Restated Supplemental Defined Contribution Plan, restated as of July 17, 2001, (incorporated by reference to Exhibit
                          10.1 of Registrant's Quarterly Report on
                          Form 10-Q for the quarter ended June 30, 2001.)

                   (d)    Registrant's Amended and Restated
                          Supplemental Dollars & Sense Plan,
                          effective as of January 1, 1999
                          (incorporated by reference to Exhibit 10.1
                          (q) to Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1998).

                   (e) Registrant's Supplemental Defined Benefit Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1
                          (y) to Registrant's Annual Report on Form
                          10-K for the year ended December 31, 1998), and amendment thereto dated February 28, 2002 (incorporated by reference to Exhibit 10.3(e) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                          2001).

                   (f) Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1991).

                   (g) Registrant's Restated Outside Directors' Retirement Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                          1995) and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.3(g) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                          2001) and amendment thereto dated December
                          31, 2002, included elsewhere herein.

                   (h) Registrant's Restated Deferred Compensation Plan for Outside Directors, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(u) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.3(h) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                          2001).

                   (i)    Registrant's Chairman/Chief Executive
                          Officer Short-Term Incentive Program
                          (incorporated by reference to Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

                   (j) Registrant's 2001 Employee Stock Purchase Plan (incorporated by reference to Registrant's 2001 Proxy Statement).

          10.4     Employment, Severance and Related Agreements

                   (a) Employment Agreement, originally dated May 24, 1993, as amended and restated through February 22, 2000, by and between Registrant and its former Chairman Clarke
                          M. Williams (incorporated by reference to Exhibit 10.1(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                   (b) Change of Control Agreement, dated February 22, 2000 by and between Glen F. Post, III and Registrant (incorporated by reference to Exhibit 10.1(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                   (c) Form of Change of Control Agreement, dated February 22, 2000, by and between Registrant and David D. Cole, R. Stewart Ewing, Michael E. Maslowski and Harvey P. Perry (incorporated by reference exhibit 10.1(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                   (d) Form of Change of Control Agreement dated July 24, 2000, by and between the Registrant and Karen A. Puckett (incorporated by reference to Exhibit 10.1(c) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                          2000).


          10.5     Other Agreements

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

                   (c) Stock Purchase Agreement, dated March 19, 2002, between Registrant and Alltel Communications, Inc. (incorporated by reference to Registrant's Current Report on Form 8-K filed March 22, 2002), as amended by Amendment No. 1 to Stock Purchase Agreement, dated July 31, 2002 (incorporated by reference to Registrant's Current Report on Form 8-K and Form 8-K/A filed August 13, 2002).

            21     Subsidiaries of the Registrant, included elsewhere herein.

            23     Independent Auditors' Consent, included elsewhere herein.

            99 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CenturyTel, Inc.,


Date:   March 27, 2003                     By: /s/ Glen F. Post, III
                                              -------------------------
                                              Glen F. Post, III
                                              Chairman of the Board and
                                              Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                Executive Vice President and
/s/ R. Stewart Ewing, Jr.        Chief Financial Officer
--------------------------
R. Stewart Ewing, Jr.                                             March 27, 2003

                                Executive Vice President, Corporate
                                 Secretary, General Counsel,
/s/ Harvey P. Perry              Chief Administrative Officer
--------------------------       and Director
Harvey P. Perry                                                   March 27, 2003


/s/ Neil A. Sweasy              Vice President and Controller
--------------------------
Neil A. Sweasy                                                    March 27, 2003


/s/ William R. Boles, Jr.       Director
--------------------------
William R. Boles, Jr.                                             March 27, 2003


/s/ Virginia Boulet             Director
--------------------------
Virginia Boulet                                                   March 27, 2003


/s/ Calvin Czeschin             Director
--------------------------
Calvin Czeschin                                                   March 27, 2003


/s/ James B. Gardner            Director
--------------------------
James B. Gardner                                                  March 27, 2003


/s/ W. Bruce Hanks              Director
--------------------------
W. Bruce Hanks                                                    March 27, 2003


/s/ R. L. Hargrove, Jr.         Director
--------------------------
R. L. Hargrove, Jr.                                               March 27, 2003


/s/ Johnny Hebert               Director
--------------------------
Johnny Hebert                                                     March 27, 2003


/s/ F. Earl Hogan               Director
--------------------------
F. Earl Hogan                                                     March 27, 2003


/s/ C. G. Melville, Jr.         Director
--------------------------
C. G. Melville, Jr.                                               March 27, 2003


/s/ Jim D. Reppond              Director
--------------------------
Jim D. Reppond                                                    March 27, 2003


/s/ Joseph R. Zimmel            Director
--------------------------
Joseph R. Zimmel                                                  March 27, 2003

                                 CERTIFICATIONS

I, Glen F. Post, III, certify that:

   1.  I have reviewed this annual report on Form 10-K of CenturyTel, Inc;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   March 27, 2003
                                            /s/ Glen F. Post, III
                                      ----------------------------------
                                               Glen F. Post, III
                                      Chairman of the Board of Directors
                                           and Chief Executive Officer

I, R. Stewart Ewing, Jr. certify that:

   1.  I have reviewed this annual report on Form 10-K of CenturyTel, Inc;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
       (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 27, 2003
                                            /s/ R. Stewart Ewing, Jr.
                                           ------------------------------
                                                 R. Stewart Ewing, Jr.
                                            Executive Vice President and
                                               Chief Financial Officer

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 2002, 2001 and 2000

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

Year ended December 31, 2002
     Allowance for doubtful accounts        $  13,908       34,045          (17,134)         3,143 (2)    33,962
     Valuation allowance for
        deferred tax assets                 $  19,691        8,689                -              -        28,380

Year ended December 31, 2001
     Allowance for doubtful accounts        $   9,968       22,533          (18,593)             -        13,908
     Valuation allowance for
        deferred tax assets                 $   6,211       13,480                -              -        19,691

Year ended December 31, 2000
     Allowance for doubtful accounts        $   2,594       15,977          (12,485)         3,882 (2)     9,968
     Valuation allowance for
        deferred tax assets                 $       -        6,211                -              -         6,211

(1)    Customers' accounts written-off, net of recoveries.

(2) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.