Form 10-Q
period 2003-03-31
CENTURYTEL INC
filed 2003-05-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2003

                                       or

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



      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act)          [X] Yes     [ ] No

      As of April 30, 2003, there were 143,121,157 shares of common stock outstanding.

                                CenturyTel, Inc.

                                TABLE OF CONTENTS

                                                                      Page No.

Part I.         Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--Three Months
                Ended March 31, 2003 and 2002                              3

           Consolidated Statements of Comprehensive Income--
                Three Months Ended March 31, 2003 and 2002                 4

           Consolidated Balance Sheets--March 31, 2003 and
                December 31, 2002                                          5

           Consolidated Statements of Cash Flows--
                Three Months Ended March 31, 2003 and 2002                 6

           Consolidated Statements of Stockholders' Equity--
                Three Months Ended March 31, 2003 and 2002                 7

           Notes to Consolidated Financial Statements                   8-13

       Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   14-21

       Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                     21-22

       Item 4.  Controls and Procedures                                   23

Part II.        Other Information:

       Item 1.  Legal Proceedings                                         24

       Item 6.  Exhibits and Reports on Form 8-K                          24

Signature                                                                 25

Certifications                                                         26-27

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                Three months
                                                               ended March 31,
--------------------------------------------------------------------------------
                                                             2003          2002
--------------------------------------------------------------------------------
                                                           (Dollars, except per
                                                             share amounts, and
                                                            shares in thousands)
OPERATING REVENUES
    Telephone                                         $   511,378       372,731
    Other                                                  69,152        50,187
-------------------------------------------------------------------------------
       Total operating revenues                           580,530       422,918
-------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses
      (exclusive of depreciation
      and amortization)                                   277,759       206,844
    Corporate overhead costs allocable
      to discontinued operations (See Note 4)                   -         4,798
    Depreciation and amortization                         117,998        92,227
-------------------------------------------------------------------------------
       Total operating expenses                           395,757       303,869
-------------------------------------------------------------------------------

OPERATING INCOME                                          184,773       119,049
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                      (55,592)      (50,648)
    Income from unconsolidated cellular entity              1,569           400
    Other income and expense                                 (932)       (2,268)
--------------------------------------------------------------------------------
       Total other income (expense)                       (54,955)      (52,516)
--------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAX EXPENSE                             129,818        66,533
Income tax expense                                         45,899        23,416
-------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                          83,919        43,117

DISCONTINUED OPERATIONS (See Note 4)
    Income from discontinued operations, net of
      $15,530 tax                                               -        27,650
-------------------------------------------------------------------------------
NET INCOME                                            $    83,919        70,767
===============================================================================

BASIC EARNINGS PER SHARE
    From continuing operations                        $       .59           .30
    From discontinued operations                      $         -           .20
    Basic earnings per share                          $       .59           .50
DILUTED EARNINGS PER SHARE
    From continuing operations                        $       .58           .30
    From discontinued operations                      $         -           .19
    Diluted earnings per share                        $       .58           .50

DIVIDENDS PER COMMON SHARE                            $      .055         .0525
===============================================================================
AVERAGE BASIC SHARES OUTSTANDING                          142,901       141,051
===============================================================================
AVERAGE DILUTED SHARES OUTSTANDING                        143,797       142,654
===============================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          Three months
                                                         ended March 31,
------------------------------------------------------------------------------
                                                      2003             2002
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

NET INCOME                                        $  83,919            70,767

OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Minimum pension liability adjustment:
       Minimum pension liability adjustment,
         net of ($5,484) tax                        (10,186)                -
    Derivative instruments:
       Net losses on derivatives hedging the
         variability of cash flows, net
         of ($173) tax                                 (322)                -
       Less:  reclassification adjustment for
         losses included in net income,
         net of $173 tax                                322                 -
------------------------------------------------------------------------------
COMPREHENSIVE INCOME                              $  73,733            70,767
==============================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     March 31,     December 31,
                                                                       2003            2002
-----------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                    $     18,738           3,661
    Accounts receivable, less allowance of $26,874 and $33,962        235,950         272,992
    Materials and supplies, at average cost                             9,491          10,150
    Other                                                              12,223           9,099
---------------------------------------------------------------------------------------------
        Total current assets                                          276,402         295,902
---------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                   3,464,754       3,531,645
---------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Goodwill                                                        3,429,663       3,427,281
    Other                                                             529,006         515,580
---------------------------------------------------------------------------------------------
        Total investments and other assets                          3,958,669       3,942,861
---------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  7,699,825       7,770,408
=============================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                         $    119,894          70,737
    Accounts payable                                                   89,052          64,825
    Accrued expenses and other liabilities
        Salaries and benefits                                          72,258          63,937
        Income taxes                                                   81,743          40,897
        Other taxes                                                    40,536          28,183
        Interest                                                       43,367          59,045
        Other                                                          16,739          18,596
    Advance billings and customer deposits                             44,797          41,884
---------------------------------------------------------------------------------------------
        Total current liabilities                                     508,386         388,104
---------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                      3,291,591       3,578,132
---------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                741,288         716,168
---------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 143,105,384 and 142,955,839 shares       143,105         142,956
    Paid-in capital                                                   542,189         537,804
    Accumulated other comprehensive loss, net of tax                  (46,889)        (36,703)
    Retained earnings                                               2,513,430       2,437,472
    Unearned ESOP shares                                               (1,250)         (1,500)
    Preferred stock - non-redeemable                                    7,975           7,975
---------------------------------------------------------------------------------------------
        Total stockholders' equity                                  3,158,560       3,088,004
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                     $  7,699,825       7,770,408
=============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three months
                                                                             ended March 31,
---------------------------------------------------------------------------------------------
                                                                           2003         2002
---------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                        $    83,919       70,767
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
      Income from discontinued operations, net of tax                          -      (27,650)
      Depreciation and amortization                                      117,998       92,227
      Income from unconsolidated cellular entity                          (1,569)        (400)
      Deferred income taxes                                                9,502       14,606
      Changes in current assets and current liabilities:
        Accounts receivable                                               36,266        6,526
        Accounts payable                                                  24,227       20,482
        Accrued income and other taxes                                    53,199       36,244
        Other current assets and other current liabilities, net           (8,766)       3,647
   Increase in other noncurrent assets                                    (6,751)      (5,103)
   Increase in other noncurrent liabilities                                3,739        2,305
   Other, net                                                              7,537        4,253
---------------------------------------------------------------------------------------------
      Net cash provided by operating activities from
        continuing operations                                            319,301      217,904
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments for property, plant and equipment                            (59,669)     (73,532)
   Acquisitions, net of cash acquired                                          -      (43,768)
   Distribution from unconsolidated cellular entity                        1,103        2,104
   Other, net                                                               (422)      (2,509)
---------------------------------------------------------------------------------------------

      Net cash used in investing activities from
        continuing operations                                            (58,988)    (117,705)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments of debt                                                     (242,474)     (92,722)
   Proceeds from issuance of common stock                                  4,031        2,477
   Cash dividends                                                         (7,961)      (7,508)
   Other, net                                                              1,168          556
---------------------------------------------------------------------------------------------

      Net cash used in financing activities
        from continuing operations                                      (245,236)     (97,197)
---------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 4)                      -       45,640
---------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                 15,077       48,642

Cash and cash equivalents at beginning of period                           3,661        3,496
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $    18,738       52,138
=============================================================================================

Supplemental cash flow information:
   Income taxes paid                                                 $       147        2,708
=============================================================================================
   Interest paid (net of capitalized interest
     of $35 and $390)                                                $    71,235       44,131
=============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                  Three months
                                                                                 ended March 31,
---------------------------------------------------------------------------------------------------
                                                                             2003             2002
---------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                   $     142,956          141,233
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                              149               94
---------------------------------------------------------------------------------------------------
    Balance at end of period                                               143,105          141,327
---------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                         537,804          524,668
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                              3,882            2,383
    Amortization of unearned compensation and other                            503            1,039
---------------------------------------------------------------------------------------------------
    Balance at end of period                                               542,189          528,090
---------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
    Balance at beginning of period                                         (36,703)               -
    Change in other comprehensive loss, net of tax                         (10,186)               -
---------------------------------------------------------------------------------------------------
    Balance at end of period                                               (46,889)               -
---------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                       2,437,472        1,666,004
    Net income                                                              83,919           70,767
    Cash dividends declared
        Common stock - $.055 and $.0525 per share, respectively             (7,861)          (7,408)
        Preferred stock                                                       (100)            (100)
---------------------------------------------------------------------------------------------------
    Balance at end of period                                             2,513,430        1,729,263
---------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                          (1,500)          (2,500)
    Release of ESOP shares                                                     250              250
---------------------------------------------------------------------------------------------------
    Balance at end of period                                                (1,250)          (2,250)
---------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                                   7,975            7,975
---------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           $   3,158,560        2,404,405
===================================================================================================

See accompanying notes to consolidated financial statements.



                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures which are made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2002. Certain 2002 amounts have been reclassified to be consistent with the Company's 2003 presentation.

      The unaudited financial information for the three months ended March 31, 2003 and 2002 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      As a result of the Company's August 1, 2002 sale of substantially all of its wireless operations (see Note 4), such operations have been reflected as discontinued operations for the three months ended March 31, 2002. In its December 31, 2002 consolidated balance sheet, the Company reflected as "assets held for sale" a minority interest in a cellular partnership that it had previously agreed to sell to ALLTEL Corporation upon the satisfaction of various closing conditions. In light of the failure of the parties to agree upon whether the closing conditions were met, the Company determined during the first quarter of 2003 to retain such investment; therefore, for reporting purposes, this investment (and its related earnings) has been reclassified from discontinued operations to continuing operations on the accompanying financial statements as of and for the three months ended March 31, 2003. Prior periods have been restated to reflect this investment (and its related earnings) as part of continuing operations.


(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                    March 31,      Dec. 31,
                                                      2003           2002
----------------------------------------------------------------------------
                                                    (Dollars in thousands)

Telephone, at original cost                   $   6,413,936        6,347,900
Accumulated depreciation                         (3,244,925)      (3,136,107)
----------------------------------------------------------------------------
                                                  3,169,011        3,211,793
----------------------------------------------------------------------------

Other, at cost                                      500,860          521,292
Accumulated depreciation                           (205,117)        (201,440)
----------------------------------------------------------------------------
                                                    295,743          319,852
----------------------------------------------------------------------------

                                              $   3,464,754        3,531,645
============================================================================

      Approximately $16.5 million of net property, plant and equipment was transferred from other operations to telephone operations during the first quarter of 2003.

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

      The following pro forma information represents the consolidated results of continuing operations of the Company for the three months ended March 31, 2002 as if the Verizon acquisitions had been consummated as of January 1, 2002.

                                                        Three months
                                                    ended March 31, 2002
                                                    --------------------
                                                   (Dollars in thousands)
                                                         (unaudited)

 Operating revenues from continuing operations         $     555,603
 Income from continuing operations                     $      55,552
 Basic earnings per share from
   continuing operations                               $         .39
 Diluted earnings per share from
   continuing operations                               $         .39

      The pro forma information is based on various assumptions and estimates. The pro forma information makes no pro forma adjustments to reflect any assumed consummation of the Company's August 1, 2002 sale of its wireless operations described in Note 4 (or any use of the sale proceeds therefrom). The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1, 2002, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions. The actual results of operations of the Verizon properties are included in the consolidated financial statements only from the respective dates of acquisition.

(4)   Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation and certain other partners in the Company's markets that exercised "first refusal" purchase rights for an aggregate of approximately $1.59 billion in cash. As a result, such operations for the three months ended March 31, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. Proceeds from the sale of the wireless operations were used to partially fund the Company's acquisitions of telephone properties in Alabama and Missouri during the third quarter of 2002.

     The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                            Three months ended
                                                              March 31, 2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues                                           $    102,421
--------------------------------------------------------------------------------
Operating income (1)                                         $     35,016
Income from unconsolidated cellular entities                       11,114
Minority interest expense                                          (2,871)
Other income and (expense)                                            (79)
--------------------------------------------------------------------------------
Pre-tax income from discontinued operations                        43,180
Income tax expense                                                (15,530)
--------------------------------------------------------------------------------
Income from discontinued operations                          $     27,650
================================================================================

(1) Excludes corporate overhead costs of $4.8 million allocated to the wireless operations.

     The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                        Three months ended
                                                           March 31, 2002
----------------------------------------------------------------------------
                                                      (Dollars in thousands)

Cash provided by operating activities                       $  45,981
Cash used in investing activities                                (341)
----------------------------------------------------------------------------
    Net cash provided by discontinued operations            $  45,640
============================================================================


(5)   Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill as of March 31, 2003 and December 31, 2002:

                                                    March 31,      Dec. 31,
                                                       2003           2002
-----------------------------------------------------------------------------
                                                    (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                           $  3,384,495       3,382,113
     Other operations                                  45,168          45,168
-----------------------------------------------------------------------------
         Total goodwill                          $  3,429,663       3,427,281
=============================================================================

      The Company also has certain intangible assets that are subject to amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These intangible assets relate to certain customer base assets acquired in connection with the acquisitions of properties from Verizon in 2002. The gross carrying amount (and accumulated amortization) of these assets was $22.7 million ($1.1 million) as of March 31, 2003 and $22.7 million ($729,000) as of December 31, 2002. Total amortization expense for the first quarter of 2003 was $378,000 and is expected to be $1.5 million annually for each of the next five years.

      In connection with its acquisitions of properties from Verizon in 2002, the Company allocated $35.3 million of the purchase price as an intangible asset associated with franchise costs. Such asset has an indefinite life and is not subject to amortization currently.

(6)   Stock-based Compensation

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

      If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months ended March 31, 2003 and 2002 would have been as follows:

                                                             Three months
                                                            ended March 31,
------------------------------------------------------------------------------
                                                         2003            2002
------------------------------------------------------------------------------
                                                        (Dollars in thousands,
                                                      except per share amounts)

Net income, as reported                              $  83,919          70,767
Less:  Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax                              $  (3,534)         (3,485)
-------------------------------------------------------------------------------
Pro forma net income                                 $  80,385          67,282
===============================================================================

Basic earnings per share
     As reported                                     $     .59             .50
     Pro forma                                       $     .56             .48
Diluted earnings per share
     As reported                                     $     .58             .50
     Pro forma                                       $     .56             .47
-------------------------------------------------------------------------------


(7)  Business Segments

     The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Due to the August 1, 2002 sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations (see Note 4). Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations and competitive local exchange carrier operations.

                                                               Three months
                                                              ended March 31,
--------------------------------------------------------------------------------
                                                           2003           2002
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Operating revenues
     Telephone                                       $   511,378         372,731
     Other operations                                     69,152          50,187
--------------------------------------------------------------------------------
Total operating revenues                             $   580,530         422,918
================================================================================

Operating income
     Telephone                                       $   172,375         117,968
     Other operations                                     12,398           5,879
     Corporate overhead costs allocable to
       discontinued operations (See Note 4)                    -          (4,798)
--------------------------------------------------------------------------------
Total operating income                               $   184,773         119,049
================================================================================

                                                               Three months
                                                              ended March 31,
--------------------------------------------------------------------------------
                                                           2003            2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating income                                     $   184,773         119,049
Interest expense                                         (55,592)        (50,648)
Income from unconsolidated cellular entity                 1,569             400
Other income and expense                                    (932)         (2,268)
--------------------------------------------------------------------------------
Income from continuing operations before
  income tax expense                                 $   129,818          66,533
================================================================================

                                                         March 31,      Dec. 31,
                                                           2003           2002
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Assets
    Telephone                                        $ 6,868,757       6,962,713
    Other operations                                     831,068         807,695
--------------------------------------------------------------------------------
Total assets                                         $ 7,699,825       7,770,408
================================================================================


(8)  Accounting Pronouncement

     On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset.

     Although the Company generally has had no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to not remove this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's telephone operations acquired from Verizon in 2002 and its other operations (neither of which are subject to SFAS 71), the Company has not accrued a liability for anticipated removal costs in the past. For these reasons, the adoption of SFAS 143 did not have a material effect on the Company's financial statements.


(9)  Commitments and Contingencies

     In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 29, 2002 in the United States District Court for the Eastern District of Michigan, the plaintiffs allege that the Company unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in the Company's telephone markets. The Company anticipates that the court will rule on whether to certify the plaintiffs' purported class of customers by the third quarter of 2003.

     On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Service Commission ("APSC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APSC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other carriers for intrastate switched access service. On December 20, 2002, the APSC approved the access rates established by the Company at the time of acquisition. The periods for appealing this ruling have lapsed, and the Company believes the ruling is now final and nonappealable.

     From time to time, the Company is involved in various other claims and legal actions relating to the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.


(10) Subsequent Event

     Effective May 8, 2003, the Company terminated its fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010. In connection with such termination, the Company received approximately $22.3 million in cash upon settlement, which represented the fair value of the hedge at the termination date. Such amount will be amortized as a reduction of interest expense through 2010, the maturity date of the Series H notes.

     Effective May 8, 2003, the Company entered into a fair value interest rate hedge associated with $250 million of its $500 million aggregate principal amount of Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.50% with settlement and rate reset dates occurring each six months through the expiration of the hedge in August 2012.


                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

     On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the three months ended March 31, 2002 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

     In addition to historical information, management's discussion and analysis includes certain forward-looking statements regarding events and financial trends that may affect the Company's future operating results and financial position. Such forward-looking statements are subject to uncertainties that could cause the Company's actual results to differ materially from such statements. Such uncertainties include but are not limited to: the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff and successfully upgrading its billing and other information systems; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the effects of greater than anticipated competition in the Company's markets; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; and the effects of more general factors such as changes in interest rates, in general market or economic conditions or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2003 Compared
                      to Three Months Ended March 31, 2002

     Net income (and diluted earnings per share) was $83.9 million ($.58) and $70.8 million ($.50) for the first quarter of 2003 and 2002, respectively. Income from continuing operations was $83.9 million for the first quarter of 2003 and $43.1 million for the first quarter of 2002. Diluted earnings per share from continuing operations was $.58 during the first quarter of 2003 compared to $.30 during the first quarter of 2002.

                                                         Three months
                                                        ended March 31,
-------------------------------------------------------------------------------
                                                     2003             2002
-------------------------------------------------------------------------------
                                             (Dollars, except per share amounts,
                                                    and shares in thousands)
Operating income
     Telephone                                  $  172,375          117,968
     Other                                          12,398            5,879
     Corporate overhead costs allocable
       to discontinued operations                        -           (4,798)
--------------------------------------------------------------------------------
                                                   184,773          119,049
Interest expense                                   (55,592)         (50,648)
Income from unconsolidated cellular entity           1,569              400
Other income and expense                              (932)          (2,268)
Income tax expense                                 (45,899)         (23,416)
--------------------------------------------------------------------------------
Income from continuing operations                   83,919           43,117
Discontinued operations, net of tax                      -           27,650
--------------------------------------------------------------------------------
Net income                                      $   83,919           70,767
================================================================================

Basic earnings per share
     From continuing operations                 $      .59              .30
     From discontinued operations               $        -              .20
     Basic earnings per share                   $      .59              .50

Diluted earnings per share
     From continuing operations                 $      .58              .30
     From discontinued operations               $        -              .19
     Diluted earnings per share                 $      .58              .50

Average basic shares outstanding                   142,901          141,051
================================================================================

Average diluted shares outstanding                 143,797          142,654
================================================================================

     Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended March 31, 2003 and 2002 were as follows:

                                                        Three months
                                                       ended March 31,
---------------------------------------------------------------------------
                                                    2003            2002
---------------------------------------------------------------------------
Operating revenues
     Telephone operations                             88.1%         88.1
     Other operations                                 11.9%         11.9

Operating income
     Telephone operations                             93.3%         99.1
     Other operations                                  6.7%          4.9
     Corporate overhead costs allocable
       to discontinued operations                        -%         (4.0)
---------------------------------------------------------------------------

Telephone Operations

     The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of March 31, 2003, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for the three months ended March 31, 2003 and 2002 are summarized below.

                                                                    Three months
                                                                   ended March 31,
----------------------------------------------------------------------------------------
                                                                2003                2002
----------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Operating revenues
     Local service                                        $   187,384            123,877
     Network access                                           277,981            216,576
     Other                                                     46,013             32,278
----------------------------------------------------------------------------------------
                                                              511,378            372,731
----------------------------------------------------------------------------------------

Operating expenses
     Plant operations                                         122,538             91,086
     Customer operations                                       40,724             29,938
     Corporate and other                                       62,454             44,396
     Depreciation and amortization                            113,287             89,343
----------------------------------------------------------------------------------------
                                                              339,003            254,763
----------------------------------------------------------------------------------------

Operating income                                          $   172,375            117,968
========================================================================================

     Telephone operating income increased $54.4 million (46.1%) due to an increase in operating revenues of $138.6 million (37.2%) which was partially offset by an increase in operating expenses of $84.2 million (33.1%).

     Of the $63.5 million increase in local service revenues, $58.4 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $5.1 million increase, $2.0 million was due to increased provision of custom calling features and $2.0 million was due to increased rates in certain jurisdictions.

     Network access revenues increased $61.4 million in the first quarter of 2003, of which $59.5 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining $1.9 million increase is primarily due to a $5.5 million increase in revenues from the federal Universal Service Fund and a $1.5 million increase in the partial recovery of higher operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies. Such increases were substantially offset by a $5.4 million decrease in intrastate revenues due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and instant messaging services) and (ii) decreased access rates in certain states.

     Other revenues increased $13.7 million during the first quarter of 2003 primarily due to $11.8 million of revenues from the properties acquired from Verizon in the third quarter of 2002.

     Access lines declined 0.3% during the three months ended March 31, 2003 compared to a decline of 0.1% during the three months ended March 31, 2002. The Company believes the decline in the number of access lines during 2003 and 2002 is primarily due to declines in second lines, soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% on an annualized basis for 2003.

     Plant operations expenses increased $31.5 million (34.5%), of which $32.4 million was due to the properties acquired from Verizon in the third quarter of 2002 and $2.2 million was due to increased salaries and benefits. Such increases were partially offset by a $2.3 million decrease in information technology expenses and a $1.4 million decrease in access expenses primarily as a result of changes in certain optional calling plans in Arkansas.

     During the first quarter of 2003 customer operations expenses increased $10.8 million (36.0%), of which $10.0 million was due to the properties acquired from Verizon in the third quarter of 2002.

     Corporate and other expenses increased $18.1 million (40.7%) primarily due to a $20.0 million increase associated with the properties acquired from Verizon in the third quarter of 2002, a $2.0 million increase in information technology expenses and a $1.0 million increase in operating taxes. Such increases were partially offset by a $5.4 million decrease in the provision for uncollectible receivables primarily due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom, Inc).

     Depreciation and amortization increased $23.9 million (26.8%), of which $21.7 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining increase is primarily due to an increase in depreciation expense due to higher levels of plant in service.


Other Operations

     Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations and competitive local exchange carrier ("CLEC") operations. The operating revenues, expenses and income of the Company's other operations for the three months ended March 31, 2003 and 2002 are summarized below.

                                                            Three months
                                                           ended March 31,
------------------------------------------------------------------------------
                                                        2003             2002
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Operating revenues
     Long distance                                 $   42,560           31,817
     Internet                                          18,026           12,561
     Other                                              8,566            5,809
------------------------------------------------------------------------------
                                                       69,152           50,187
------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses              52,043           41,424
     Depreciation and amortization                      4,711            2,884
------------------------------------------------------------------------------
                                                       56,754           44,308
------------------------------------------------------------------------------

Operating income                                   $   12,398            5,879
==============================================================================

       The $10.7 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use, primarily due to penetration of the markets acquired from Verizon in 2002. The number of long distance customers as of March 31, 2003 and 2002 was 689,500 and 515,400, respectively. Internet revenues increased $5.5 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering. Other revenues increased $2.8 million primarily due to increased revenues in the Company's CLEC business primarily due to an increased number of customers, including an acquisition of certain CLEC operations on February 28, 2002.

       Cost of sales and operating expenses increased $10.6 million primarily due to (i) a $6.8 million increase in expenses associated with the Company's long distance operations (of which $4.9 million was due to increased minutes of use and $1.0 million was due to an increase in marketing expenses); (ii) a $3.3 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers, (iii) a $1.6 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and costs associated with an acquisition consummated in the first quarter of 2002. Such increases were partially offset by a $1.0 million reduction in expenses due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

       Depreciation and amortization increased $1.8 million (63.3%) primarily due to increased depreciation expense in the Company's Internet and CLEC businesses.


Interest Expense

       Interest expense increased $4.9 million (9.8%) in the first quarter of 2003 compared to the first quarter of 2002 due to increased average debt outstanding, primarily as a result of indebtedness incurred to acquire certain properties from Verizon in the third quarter of 2002.

Income From Unconsolidated Cellular Entity

       Income from unconsolidated cellular entity increased $1.2 million in the first quarter of 2003 due to improved profitability of the cellular partnership in which the Company owns a 49% minority interest.

Other Income and Expense

       Other income and expense was a $932,000 expense for the first quarter of 2003 compared to a $2.3 million expense for the first quarter of 2002. Such decrease was primarily due to $3.0 million of costs recorded in the first quarter of 2002 associated with responding to an unsolicited takeover proposal which was partially offset by a $965,000 increase in minority interest expense.

Income Tax Expense

       The effective income tax rate from continuing operations was 35.4% and 35.2% for the three months ended March 31, 2003 and 2002, respectively.


Discontinued Operations

       On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of Alltel in exchange for $1.59 billion in cash. As a result, such operations for the three months ended March 31, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for 2002.

                                                              Three months
                                                          ended March 31, 2002
--------------------------------------------------------------------------------
                                                         (Dollars in thousands)
--------------------------------------------------------------------------------
Operating revenues                                             $ 102,421
Operating expenses, exclusive of corporate
  overhead costs                                               $  67,405
Income from unconsolidated cellular entities                   $  11,114
Minority interest expense                                      $  (2,871)
Other income and (expense)                                           (79)
Income tax expense                                             $ (15,530)
Income from discontinued operations, net of tax                $  27,650


Accounting Pronouncement

       On January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset.

       Although the Company generally has had no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to not remove this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's telephone operations acquired from Verizon in 2002 and its other operations (neither of which are subject to SFAS 71), the Company has not accrued a liability for anticipated removal costs in the past. For these reasons, the adoption of SFAS 143 did not have a material effect on the Company's financial statements.


                         LIQUIDITY AND CAPITAL RESOURCES


       Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

       Net cash provided by operating activities from continuing operations was $319.3 million during the first three months of 2003 compared to $217.9 million during the first three months of 2002. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

       Net cash used in investing activities from continuing operations was $59.0 million and $117.7 million for the three months ended March 31, 2003 and 2002, respectively. Payments for property, plant and equipment were $13.9 million less in the first quarter of 2003 than in the comparable period during 2002. Capital expenditures for the three months ended March 31, 2003 were $53.5 million for telephone operations and $6.2 million for other operations. During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash.

       Net cash used in financing activities from continuing operations was $245.2 million during the first three months of 2003 compared to $97.2 million during the first three months of 2002. Net payments of debt were $149.8 million more during the first quarter of 2003 compared to the first quarter of 2002 primarily due to $43.8 million of cash used for acquisitions in the first quarter of 2002, increased cash flow from operating activities and lower capital expenditures.

       Budgeted capital expenditures for 2003 total $370 million for telephone operations and $30 million for other operations.

       The following table contains certain information concerning the Company's material contractual obligations as of March 31, 2003.

                                                 Payments due by period
------------------------------------------------------------------------------------------------
Total contractual                       Less than                                    After
   obligations              Total        1 year        1-3 years     4-5 years      5 years
------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Long-term debt,
   including current
   maturities and capital
   lease obligations      $3,411,485     119,894        415,954       874,387 (1)  2,001,250 (2)
------------------------------------------------------------------------------------------------

(1) Includes $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005.
(2) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

       As of March 31, 2003, the Company had $650.0 million of undrawn committed bank lines of credit and the Company telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At March 31, 2003, the Company had no commercial paper outstanding under such program.


                                  OTHER MATTERS

Accounting for the Effects of Regulation

       The Company currently accounts for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). While the ongoing applicability of SFAS 71 to the Company's regulated telephone operations is being monitored due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

       When the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not expect to record an impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material impact on the Company's results of operations.

Development of Billing System

       The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," and aggregated $146.2 million (before accumulated amortization) at March 31, 2003. The Company's aggregate billing system costs are expected to approximate $180 million upon completion (excluding previously disclosed write-offs) and are expected to be amortized over a twenty-year period. The Company began amortization of the billing system in 2003 based on the total amount of customers that have been migrated to the new system. The Company expects to incur duplicative system costs in 2003 until such time as all customers are migrated to the new system. Such amortization and duplicative system costs are expected to increase operating expenses by approximately $8-12 million for 2003.

       The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. Although the Company expects to complete all phases of the system in early 2004, there is no assurance that this deadline (or the Company's budget) will be met or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write-off part or all of its remaining costs.

Pension and Medical Costs

       The decline in equity markets in recent years, coupled with record low interest rates and rising medical costs, have increased the Company's employee benefits expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses. The Company expects these conditions will result in higher pension and pre- and post-retirement medical expenses in 2003. Based on the Company's current estimates, such costs are expected to increase between $15 - 25 million annually in 2003 compared to 2002 amounts. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired after January 1, 2003. The Company also lowered its expected long-term return on plan assets for its pension and post-retirement plans to range between 8 and 8.25% for 2003 compared to 8 to 10% for 2002.

Minority Interest in Cellular Partnership

       In its balance sheet as of December 31, 2002 the Company reflected its minority interest in a cellular partnership as "assets held for sale" in light of a July 2002 agreement to sell such interest for $68 million cash, subject to several closing conditions. In light of the failure of the parties to this agreement to agree upon whether the closing conditions had been met, the Company determined to retain this investment. See Note 1 to the Company's consolidated financial statements appearing elsewhere in this report.


                                     Item 3.
                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

       The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates. Fair value on long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

       At March 31, 2003, the fair value of the Company's long-term debt was estimated to be $3.7 billion based on the overall weighted average rate of the Company's long-term debt of 6.2% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 62 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $149.9 million decrease in fair value of the Company's long-term debt. As of March 31, 2003, after giving effect to interest rate swaps currently in place, approximately 85% of the Company's long-term debt obligations were fixed rate.

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

       At March 31, 2003, the Company had outstanding a fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010, that pay interest at a fixed rate of 8.375%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.59% with settlement and rate reset dates occurring each six months through the expiration of the hedge in October 2010. At March 31, 2003, the Company realized a rate under this hedge of 4.79%. Interest expense was reduced by $4.3 million in the first quarter of 2003 as a result of this hedge. The fair market value of this hedge was $27.5 million at March 31, 2003 and is reflected as an asset and as an adjustment to the underlying debt on the March 31, 2003 balance sheet. Effective May 8, 2003, the Company terminated this hedge and received $22.3 million cash upon settlement, which represented the fair value of the hedge at the termination date. Such amount will be amortized as a reduction of interest expense through 2010, the maturity date of the Series H notes. In addition, the Company entered into a fair value interest rate hedge associated with $250 million of its $500 million aggregate principal amount of Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month LIBOR plus 3.50% with settlement and rate reset dates occurring each six months through the expiration of the hedge in August 2012.

       At March 31, 2003, the Company also had outstanding a cash flow hedge associated with $400 million of borrowings incurred in the fourth quarter of 2002 under its $800 million credit facilities. Such hedge expires in October 2003. This hedge is designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 2.49%. The fair value of this hedge was $1.6 million at March 31, 2003 and is reflected as a liability on the March 31, 2003 balance sheet. A portion of this cash flow hedge was deemed ineffective in the first quarter of 2003 and resulted in a $350,000 unfavorable pre-tax charge to the Company's consolidated results of operations. The remaining $1.3 million of liability is reflected in Accumulated Other Comprehensive Loss (net of tax) on the March 31, 2003 balance sheet. A hypothetical 10% increase in the forward rates would reduce this $1.6 million liability by $590,000.

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

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.      Legal Proceedings
             -----------------

       In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 29, 2002 in the United States District Court for the Eastern District of Michigan, the plaintiffs allege that the Company unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in the Company's telephone markets. The Company anticipates that the court will rule on whether to certify the plaintiffs' purported class of customers by the third quarter of 2003.

       On March 13, 2002, the Arkansas Court of Appeals vacated two orders issued by the Arkansas Public Service Commission ("APSC") in connection with the Company's acquisition of its Arkansas LECs from Verizon in July 2000, and remanded the case back to the APSC for further hearings. The Court took these actions in response to challenges to the rates the Company has charged other carriers for intrastate switched access service. On December 20, 2002, the APSC approved the access rates established by the Company at the time of acquisition. The periods for appealing this ruling have lapsed, and the Company believes the ruling is now final and nonappealable.

       From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition related issues, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. Currently, there are no material legal proceedings of this nature.


Item 6:      Exhibits and Reports on Form 8-K
             --------------------------------

       A.    Exhibits
             --------

             10.1 Form of Restricted Stock Agreement, dated as of February 24, 2003, between the Company and each of its executive officers, pursuant to the 2002 Management Incentive Compensation Plan.

             11     Computations of Earnings Per Share.

             99 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       B.    Reports on Form 8-K
             -------------------

             The following item was reported in the Form 8-K filed January 13, 2003:

             Items 5 & 7.  Other Events and Regulation FD Disclosure and
                           Financial Statements and Exhibits - Updated Unaudited Pro Forma Consolidated Condensed Financial Information for the year ended December 31, 2001 and the nine months ended September 30, 2002 related to the Verizon properties acquired in the third quarter of 2002 and the wireless operations sold in August 2002.

             The following item was reported in the Form 8-K filed January 31, 2003:

             Item 5. Other Events - News release announcing fourth quarter 2002 operating results.






                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CenturyTel, Inc.

Date: May 14, 2003                             /s/ Neil A. Sweasy
                                               --------------------------
                                               Neil A. Sweasy
                                               Vice President and Controller
                                               (Principal Accounting Officer)

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


Date:    May 14, 2003                             /s/ Glen F. Post, III
                                                  --------------------------
                                                  Glen F. Post, III
                                                  Chairman of the Board and
                                                  Chief Executive Officer

                             * * * * * * * * * * * *

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


Date:    May 14, 2003                          /s/ R. Stewart Ewing, Jr.
                                               ----------------------------
                                               R. Stewart Ewing, Jr.
                                               Executive Vice President and
                                               Chief Financial Officer