Form 10-Q
period 2003-06-30
CENTURYTEL INC
filed 2003-08-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

      As of July 31, 2003, there were 143,909,263 shares of common stock outstanding.

                                CenturyTel, Inc.


                                TABLE OF CONTENTS



                                                                     Page No.
                                                                     --------
Part I.    Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--
             Three Months and Six Months Ended June 30,
             2003 and 2002                                                 3

           Consolidated Statements of Comprehensive Income--
             Three Months and Six Months Ended June 30, 2003
             and 2002                                                      4

           Consolidated Balance Sheets--
             June 30, 2003 and December 31, 2002                           5

           Consolidated Statements of Cash Flows--
             Six Months Ended June 30, 2003 and 2002                       6

           Consolidated Statements of Stockholders' Equity--
             Six Months Ended June 30, 2003 and 2002                       7

           Notes to Consolidated Financial Statements                   8-13

       Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           14-27

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                    28-29

       Item 4.  Controls and Procedures                                   29

Part II.   Other Information:

       Item 1.  Legal Proceedings                                         30

       Item 4.  Submission of Matters to a Vote of
                  Security Holders                                        30

       Item 6.  Exhibits and Reports on Form 8-K                       30-31

Signature                                                                 31

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three months                     Six months
                                                              ended June 30,                  ended June 30,
---------------------------------------------------------------------------------------------------------------
                                                            2003          2002             2003           2002
---------------------------------------------------------------------------------------------------------------
                                                                    (Dollars, except per share amounts,
                                                                         and shares in thousands)
OPERATING REVENUES
   Telephone                                         $    514,972       380,499        1,026,350        753,230
   Other                                                   75,176        58,203          144,328        108,390
---------------------------------------------------------------------------------------------------------------
       Total operating revenues                           590,148       438,702        1,170,678        861,620
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses (exclusive
     of depreciation and amortization)                    284,962       230,033          562,721        436,877
   Corporate overhead costs allocable to
    discontinued operations (See Note 4)                        -         5,134                -          9,932
   Depreciation and amortization                          116,805        94,004          234,803        186,231
---------------------------------------------------------------------------------------------------------------
       Total operating expenses                           401,767       329,171          797,524        633,040
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                          188,381       109,531          373,154        228,580
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                       (55,957)      (54,157)        (111,549)      (104,805)
   Income from unconsolidated cellular entity               1,590         1,960            3,159          2,360
   Nonrecurring gains and losses                                -         3,709                -          3,709
   Other income and expense                                   974         2,485               42            217
---------------------------------------------------------------------------------------------------------------
       Total other income (expense)                       (53,393)      (46,003)        (108,348)       (98,519)
---------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAX EXPENSE                              134,988        63,528          264,806        130,061
   Income tax expense                                      47,621        22,046           93,520         45,462
---------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                          87,367        41,482          171,286         84,599

DISCONTINUED OPERATIONS (See Note 4)
   Income from discontinued operations, net of
     $20,888 and $36,418 tax                                    -        37,281                -         64,931
---------------------------------------------------------------------------------------------------------------
NET INCOME                                           $     87,367        78,763          171,286        149,530
===============================================================================================================

BASIC EARNINGS PER SHARE
   From continuing operations                        $        .61           .29             1.20            .60
   From discontinued operations                      $          -           .26                -            .46
   Basic earnings per share                          $        .61           .56             1.20           1.06
DILUTED EARNINGS PER SHARE
   From continuing operations                        $        .60           .29             1.19            .59
   From discontinued operations                      $          -           .26                -            .46
   Diluted earnings per share                        $        .60           .55             1.19           1.05

DIVIDENDS PER COMMON SHARE                           $       .055         .0525              .11           .105
===============================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                          143,329       141,243          143,109        141,136
===============================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                        144,475       142,705          144,136        142,679
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               Three months                    Six months
                                                              ended June 30,                 ended June 30,
--------------------------------------------------------------------------------------------------------------
                                                            2003          2002             2003          2002
--------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
NET INCOME                                            $    87,367        78,763          171,286       149,530

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Minimum pension liability adjustment:
       Minimum pension liability adjustment, net
         of ($7,946) and ($2,462) tax                      14,758             -            4,572             -
   Derivative instruments:
       Net gains (losses) on derivatives hedging
         the variability of cash flows, net
         of ($137) and $36 tax                                255             -              (67)            -
       Reclassification adjustment for losses
         included in net income, net of ($314)
         and ($487) tax                                       583             -              905             -
--------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $   102,963        78,763          176,696       149,530
==============================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     June 30,        December 31,
                                                                       2003              2002
------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                                     $     24,322              3,661
   Accounts receivable, less allowance of $22,982 and $33,962         238,089            272,992
   Materials and supplies, at average cost                              9,417             10,150
   Other                                                               10,910              9,099
------------------------------------------------------------------------------------------------
       Total current assets                                           282,738            295,902
------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                   3,473,683          3,531,645
------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill                                                         3,428,699          3,427,281
   Other                                                              507,928            515,580
------------------------------------------------------------------------------------------------
       Total investments and other assets                           3,936,627          3,942,861
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                     $  7,693,048          7,770,408
================================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                          $    118,941             70,737
   Accounts payable                                                   103,640             64,825
   Accrued expenses and other liabilities
       Salaries and benefits                                           71,572             63,937
       Income taxes                                                    55,537             40,897
       Other taxes                                                     40,687             28,183
       Interest                                                        63,816             59,045
       Other                                                           21,177             18,596
   Advance billings and customer deposits                              44,162             41,884
------------------------------------------------------------------------------------------------
       Total current liabilities                                      519,532            388,104
------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                      3,137,772          3,578,132
------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                765,220            716,168
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 143,818,273 and 142,955,839 shares        143,818            142,956
   Paid-in capital                                                    558,228            537,804
   Accumulated other comprehensive loss, net of tax                   (31,293)           (36,703)
   Retained earnings                                                2,592,796          2,437,472
   Unearned ESOP shares                                                (1,000)            (1,500)
   Preferred stock - non-redeemable                                     7,975              7,975
------------------------------------------------------------------------------------------------
       Total stockholders' equity                                   3,270,524          3,088,004
------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                     $  7,693,048          7,770,408
================================================================================================

See accompanying notes to consolidated financial statements.




                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six months
                                                                                   ended June 30,
-----------------------------------------------------------------------------------------------------
                                                                                2003            2002
-----------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                           $     171,286         149,530
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
       Income from discontinued operations, net of tax                              -         (64,931)
       Depreciation and amortization                                          234,803         186,231
       Income from unconsolidated cellular entity                              (3,159)         (2,360)
       Deferred income taxes                                                   43,841          29,259
       Nonrecurring gains and losses                                                -          (3,709)
       Changes in current assets and current liabilities:
           Accounts receivable                                                 36,053          34,958
           Accounts payable                                                    38,338           7,610
           Accrued income and other taxes                                      27,144          10,045
           Other current assets and other current liabilities, net             14,408          19,423
   Increase in other noncurrent assets                                        (11,501)        (14,408)
   Increase in other noncurrent liabilities                                     8,324          12,393
   Other, net                                                                  19,536          14,256
-----------------------------------------------------------------------------------------------------

       Net cash provided by operating activities from
         continuing operations                                                579,073         378,297
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments for property, plant and equipment                                (154,258)       (179,033)
   Acquisitions, net of cash acquired                                         (35,584)        (43,768)
   Distributions from unconsolidated cellular entity                            1,104           2,861
   Other, net                                                                  (1,536)          3,413
-----------------------------------------------------------------------------------------------------

       Net cash used in investing activities from
         continuing operations                                               (190,274)       (216,527)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Proceeds from issuance of debt                                                   -         503,249
   Payments of debt                                                          (397,916)       (416,498)
   Proceeds from settlement of interest rate hedge contract                    22,315               -
   Proceeds from issuance of common stock                                      20,929           8,577
   Cash dividends                                                             (15,962)        (15,020)
   Equity unit issuance costs                                                       -         (15,867)
   Other, net                                                                   2,496           1,221
-----------------------------------------------------------------------------------------------------

       Net cash provided by (used in) financing activities from
         continuing operations                                               (368,138)         65,662
-----------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 4)                           -          71,142
-----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                      20,661         298,574

Cash and cash equivalents at beginning of period                                3,661           3,496
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $      24,322         302,070
=====================================================================================================

Supplemental cash flow information:
   Income taxes paid                                                    $      42,322          25,389
=====================================================================================================
   Interest paid (net of capitalized interest of $37 and $840)          $     106,741         100,260
=====================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                     Six months
                                                                                   ended June 30,
-----------------------------------------------------------------------------------------------------
                                                                                2003            2002
-----------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                                       $     142,956         141,233
   Issuance of common stock through dividend reinvestment,
     incentive and benefit plans                                                  862             428
-----------------------------------------------------------------------------------------------------
   Balance at end of period                                                   143,818         141,661
-----------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                             537,804         524,668
   Equity unit issuance costs and contract adjustment payments                      -         (24,271)
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                                 20,067           8,149
   Amortization of unearned compensation and other                                357           1,393
-----------------------------------------------------------------------------------------------------
   Balance at end of period                                                   558,228         509,939
-----------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
   Balance at beginning of period                                             (36,703)              -
   Change in other comprehensive loss, net of tax                               5,410               -
-----------------------------------------------------------------------------------------------------
   Balance at end of period                                                   (31,293)              -
-----------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                           2,437,472       1,666,004
   Net income                                                                 171,286         149,530
   Cash dividends declared
       Common stock - $.055 and $.0525 per share, respectively                (15,763)        (14,821)
       Preferred stock                                                           (199)           (199)
-----------------------------------------------------------------------------------------------------
   Balance at end of period                                                 2,592,796       1,800,514
-----------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                              (1,500)         (2,500)
   Release of ESOP shares                                                         500             500
-----------------------------------------------------------------------------------------------------
   Balance at end of period                                                    (1,000)         (2,000)
-----------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                                       7,975           7,975
-----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              $   3,270,524       2,458,089
=====================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
                                   (UNAUDITED)

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

      The unaudited financial information for the three months and six months ended June 30, 2003 and 2002 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      As a result of the Company's August 1, 2002 sale of substantially all of its wireless operations (see Note 4), such operations have been reflected as discontinued operations for the three months and six months ended June 30, 2002. In its December 31, 2002 consolidated balance sheet, the Company reflected as "assets held for sale" a minority interest in a cellular partnership that it had previously agreed to sell to ALLTEL Corporation upon the satisfaction of various closing conditions. In light of the failure of the parties to agree upon whether the closing conditions were met, the Company determined during the first quarter of 2003 to retain such investment; therefore, for reporting purposes, this investment (and its related earnings) has been reclassified from discontinued operations to continuing operations on the accompanying financial statements as of and for the three months and six months ended June 30, 2003. Prior periods have been restated to reflect this investment (and its related earnings) as part of continuing operations.


(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                      June 30,       Dec. 31,
                                                        2003           2002
------------------------------------------------------------------------------
                                                      (Dollars in thousands)

Telephone, at original cost                     $   6,467,310        6,347,900
Accumulated depreciation                           (3,332,200)      (3,136,107)
------------------------------------------------------------------------------
                                                    3,135,110        3,211,793
------------------------------------------------------------------------------

Other, at cost                                        550,938          521,292
Accumulated depreciation                             (212,365)        (201,440)
------------------------------------------------------------------------------
                                                      338,573          319,852
------------------------------------------------------------------------------

                                                $   3,473,683        3,531,645
==============================================================================

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

      The following pro forma information represents the consolidated results of continuing operations of the Company for the six months ended June 30, 2002 as if the Verizon acquisitions had been consummated as of January 1, 2002.

                                                            Six months
                                                        ended June 30, 2002
                                                       ---------------------
                                                      (Dollars in thousands)
                                                            (unaudited)

       Operating revenues from continuing operations       $ 1,127,934
       Income from continuing operations                   $   106,029
       Basic earnings per share from
         continuing operations                             $       .75
       Diluted earnings per share from
         continuing operations                             $       .74

      The pro forma information is based on various assumptions and estimates. The pro forma information makes no pro forma adjustments to reflect any assumed consummation of the Company's sale of its wireless operations described in Note 4 (or any use of the sale proceeds therefrom) at a date earlier than the actual closing date of August 1, 2002. The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1, 2002, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisitions. The actual results of operations of the Verizon properties are included in the consolidated financial statements only from the respective dates of acquisition.

      In June 2003, the Company purchased the assets of a fiber transport company for $39.4 million cash (of which $35.6 million was paid at acquisition and the remaining $3.8 million was paid as a deposit in 2002). This acquisition is not expected to have a material effect on the Company's results of operations. The Company agreed in July 2003 to purchase additional fiber transport assets for $20 million, subject to various purchase price adjustments, and hopes to complete this acquisition late in the third quarter of 2003.


(4)   Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations principally to an affiliate of ALLTEL Corporation for an aggregate of approximately $1.59 billion in cash. As a result, such operations for the three months and six months ended June 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. Proceeds from the sale of the wireless operations were used to partially fund the Company's acquisitions of telephone properties in Alabama and Missouri during the third quarter of 2002.

      The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                  Three months ended     Six months ended
                                                    June 30, 2002          June 30, 2002
-----------------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues                                  $   106,272               208,693
-----------------------------------------------------------------------------------------
Operating income (1)                                $    51,409                86,425
Income from unconsolidated cellular entities             10,722                21,836
Minority interest expense                                (4,039)               (6,910)
Other income and (expense)                                   77                    (2)
-----------------------------------------------------------------------------------------
Pre-tax income from discontinued operations              58,169               101,349
Income tax expense                                      (20,888)              (36,418)
-----------------------------------------------------------------------------------------
Income from discontinued operations, net of tax     $    37,281                64,931
=========================================================================================

(1) Excludes corporate overhead costs of $5.1 million and $9.9 million for the three months and six months ended June 30, 2002, respectively, allocated to the wireless operations.

      The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                             Six months ended
                                                              June 30, 2002
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Cash provided by operating activities                           $    83,904
Cash used in investing activities                                   (12,762)
-------------------------------------------------------------------------------
    Net cash provided by discontinued operations                $    71,142
===============================================================================


(5)   Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill as of June 30, 2003 and December 31, 2002:

                                                     June 30,       Dec. 31,
                                                       2003           2002
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                           $  3,383,441       3,382,113
     Other operations                                  45,258          45,168
-----------------------------------------------------------------------------
         Total goodwill                          $  3,428,699       3,427,281
=============================================================================

      The Company also has certain intangible assets that are subject to amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These intangible assets relate to certain customer base assets acquired in connection with the acquisitions of properties from Verizon in 2002. The gross carrying amount (and accumulated amortization) of these assets was $22.7 million ($1.5 million) as of June 30, 2003 and $22.7 million ($729,000) as of December 31, 2002. Total amortization expense for the first six months of 2003 was $757,000 and is expected to be $1.5 million annually for each of the next five years.

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

      If compensation cost for CenturyTel's options had been recognized in accordance with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and six months ended June 30, 2003 and 2002 would have been as follows:

                                                               Three months               Six months
                                                              ended June 30,            ended June 30,
-------------------------------------------------------------------------------------------------------
                                                             2003       2002           2003       2002
-------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands,
                                                                     except per share amounts)

Net income, as reported                                 $   87,367     78,763        171,286    149,530
Less:   Total stock-based employee compensation
     expense determined under fair value based
     method, net of tax                                 $   (3,346)    (4,141)        (6,880)    (7,626)
-------------------------------------------------------------------------------------------------------
Pro forma net income                                    $   84,021     74,622        164,406    141,904
=======================================================================================================

Basic earnings per share
     As reported                                        $      .61        .56           1.20       1.06
     Pro forma                                          $      .59        .53           1.15       1.00
Diluted earnings per share
     As reported                                        $      .60        .55           1.19       1.05
     Pro forma                                          $      .58        .52           1.14        .99
-------------------------------------------------------------------------------------------------------

(7)   Business Segments

      The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the Company's chief operating decision maker to assess performance and make business decisions. Due to the August 1, 2002 sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations (see Note 4). Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations and fiber transport operations.

                                                                 Three months                       Six months
                                                                ended June 30,                    ended June 30,
-------------------------------------------------------------------------------------------------------------------
                                                              2003          2002               2003           2002
-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Operating revenues
   Telephone                                          $     514,972       380,499          1,026,350        753,230
   Other operations                                          75,176        58,203            144,328        108,390
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              $     590,148       438,702          1,170,678        861,620
===================================================================================================================

Operating income
   Telephone                                          $     173,582       103,709            345,957        221,677
   Other operations                                          14,799        10,956             27,197         16,835
   Corporate overhead costs allocable to
    discontinued operations (See Note 4)                          -        (5,134)                 -         (9,932)
--------------------------------------------------------------------------------------------------------------------
Total operating income                                $     188,381       109,531            373,154        228,580
===================================================================================================================

Operating income                                      $     188,381       109,531            373,154        228,580
Interest expense                                            (55,957)      (54,157)          (111,549)      (104,805)
Income from unconsolidated cellular entity                    1,590         1,960              3,159          2,360
Nonrecurring gains and losses                                     -         3,709                  -          3,709
Other income and expense                                        974         2,485                 42            217
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations
 before income tax expense                            $     134,988        63,528            264,806        130,061
===================================================================================================================

                                                      June 30,       Dec. 31,
                                                        2003           2002
------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Assets
    Telephone                                     $  6,823,141       6,962,713
    Other operations                                   869,907         807,695
------------------------------------------------------------------------------
Total assets                                      $  7,693,048       7,770,408
==============================================================================


(8)   Accounting Pronouncements

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

      Although the Company generally has had no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's telephone operations acquired from Verizon in 2002 and its other operations (neither of which are subject to SFAS 71), the Company has not accrued a liability for anticipated removal costs in the past. For these reasons, the adoption of SFAS 143 did not have a material effect on the Company's financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial condition or results of operations.


(9)   Commitments and Contingencies

      Certain legal proceedings in which the Company is involved are discussed in Part II, Item 8, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Part I, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition related issues, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.


(10)  Derivative Instruments

      In May 2003, the Company terminated its fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes, due 2010. In connection with such termination, the Company received approximately $22.3 million in cash upon settlement, which represented the fair value of the hedge at the termination date. Such amount will be amortized as a reduction of interest expense through 2010, the maturity date of the Series H notes.

      In May 2003, the Company entered into a fair value interest rate hedge associated with $250 million of its $500 million aggregate principal amount of Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.50% with settlement and rate reset dates occurring each six months through the expiration of the hedge in August 2012. As of June 30, 2003, the Company realized an interest rate of 4.74% related to such hedge. Interest expense was reduced by $1.1 million during the six months ended June 30, 2003 as a result of this hedge. The fair value of such hedge at June 30, 2003 was $7.6 million and is reflected on the accompanying balance sheet as both as asset (included in "Other assets") and as an increase to the Company's underlying long-term debt.

      In July 2003, the Company entered into three separate fair value interest rate hedges associated with the remaining $250 million of its $500 million aggregate principal amount of Series L notes that pay variable rates that range from the six-month LIBOR plus 3.229% to the six-month LIBOR plus 3.67%. All three of these hedges are effective beginning August 15, 2003 and have the same settlement and rate reset provisions that govern the Company's above-described $250 million hedge.

                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and six months ended June 30, 2003 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

      On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the three months and six months ended June 30, 2002 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see the subsections entitled "Discontinued Operations" below.

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

                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 2003 Compared
                       to Three Months Ended June 30, 2002

      Net income (and diluted earnings per share) was $87.4 million ($.60) and $78.8 million ($.55) for the second quarter of 2003 and 2002, respectively. Income from continuing operations was $87.4 million for the second quarter of 2003 and $41.5 million for the second quarter of 2002. Diluted earnings per share from continuing operations was $.60 during the second quarter of 2003 compared to $.29 during the second quarter of 2002.

                                                                                Three months
                                                                               ended June 30,
-------------------------------------------------------------------------------------------------
                                                                           2003             2002
-------------------------------------------------------------------------------------------------
                                                                           (Dollars, except per
                                                                            share amounts, and
                                                                            shares in thousands)
Operating income
     Telephone                                                        $  173,582          103,709
     Other                                                                14,799           10,956
     Corporate overhead costs allocable to discontinued operations             -           (5,134)
-------------------------------------------------------------------------------------------------
                                                                         188,381          109,531
Interest expense                                                         (55,957)         (54,157)
Income from unconsolidated cellular entity                                 1,590            1,960
Nonrecurring gains and losses                                                  -            3,709
Other income and expense                                                     974            2,485
Income tax expense                                                       (47,621)         (22,046)
-------------------------------------------------------------------------------------------------
Income from continuing operations                                         87,367           41,482
Discontinued operations, net of tax                                            -           37,281
-------------------------------------------------------------------------------------------------
Net income                                                            $   87,367           78,763
=================================================================================================

Basic earnings per share
     From continuing operations                                       $      .61              .29
     From discontinued operations                                     $        -              .26
     Basic earnings per share                                         $      .61              .56

Diluted earnings per share
     From continuing operations                                       $      .60              .29
     From discontinued operations                                     $        -              .26
     Diluted earnings per share                                       $      .60              .55
-------------------------------------------------------------------------------------------------

Average basic shares outstanding                                         143,329          141,243
=================================================================================================

Average diluted shares outstanding                                       144,475          142,705
=================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended June 30, 2003 and 2002 were as follows:

                                                                             Three months
                                                                            ended June 30,
--------------------------------------------------------------------------------------------
                                                                          2003          2002
--------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                                87.3%          86.7
     Other operations                                                    12.7%          13.3

Operating income
     Telephone operations                                                92.1%          94.7
     Other operations                                                     7.9%          10.0
     Corporate overhead costs allocable to discontinued operations          -%          (4.7)
--------------------------------------------------------------------------------------------

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of June 30, 2003, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for the three months ended June 30, 2003 and 2002 are summarized below.

                                                                 Three months
                                                                ended June 30,
---------------------------------------------------------------------------------
                                                             2003            2002
---------------------------------------------------------------------------------
Operating revenues
     Local service                                    $   189,264         125,357
     Network access                                       280,827         220,702
     Other                                                 44,881          34,440
---------------------------------------------------------------------------------
                                                          514,972         380,499
---------------------------------------------------------------------------------

Operating expenses
     Plant operations                                     125,951          96,147
     Customer operations                                   42,243          32,385
     Corporate and other                                   60,899          58,099
     Depreciation and amortization                        112,297          90,159
---------------------------------------------------------------------------------
                                                          341,390         276,790
---------------------------------------------------------------------------------

Operating income                                      $   173,582         103,709
=================================================================================

      Telephone operating income increased $69.9 million (67.4%) due to an increase in operating revenues of $134.5 million (35.3%) which was partially offset by an increase in operating expenses of $64.6 million (23.3%).

      Of the $63.9 million increase in local service revenues, $58.7 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $5.2 million increase, $2.3 million was due to increased provision of custom calling features and $1.5 million was due to increased rates in certain jurisdictions.

      Network access revenues increased $60.1 million in the second quarter of 2003, of which $58.1 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining $2.0 million increase is primarily due to a $3.6 million increase in the partial recovery of higher operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies. Such increase was partially offset by a $1.5 million decrease in revenues from the federal Universal Service Fund due to favorable adjustments recorded in the second quarter of 2002 (retroactive to January 1, 2002) as a result of Federal Communications Commission actions to resize the fund. Decreased intrastate revenues resulting from reduced intrastate minutes were offset by higher intrastate revenues due to revised settlement factors with other carriers effective in the second quarter of 2003.

      Other revenues increased $10.4 million during the second quarter of 2003 primarily due to $10.9 million of revenues from the properties acquired from Verizon in the third quarter of 2002.

      Access lines declined 3,800 (0.16%) during the three months ended June
30, 2003 compared to 1,160 (0.06%) during the three months ended June 30, 2002. The Company believes the decline in the number of access lines during 2003 is primarily due to soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% on an annualized basis for 2003.

      Plant operations expenses increased $29.8 million (31.0%), of which $33.4 million was due to the properties acquired from Verizon in the third quarter of 2002. Such increase was partially offset by a $2.3 million decrease in information technology expenses and a $1.1 million decrease in repairs and maintenance expenses.

      During the second quarter of 2003 customer operations expenses increased $9.9 million (30.4%), of which $10.6 million was due to the properties acquired from Verizon in the third quarter of 2002.

      Corporate and other expenses increased $2.8 million (4.8%) in the second quarter of 2003 compared to the second quarter of 2002. The properties acquired from Verizon in the third quarter of 2002 contributed $15.9 million of the increase which was substantially offset by a $12.3 million decrease in the provision for uncollectible receivables. The Company recorded a $15.0 million reserve for uncollectible receivables in the second quarter of 2002, primarily related to the bankruptcy of MCI (formerly WorldCom, Inc.).

      Depreciation and amortization increased $22.1 million (24.6%), of which $21.8 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining increase is primarily due to an increase in depreciation expense due to higher levels of plant in service.


Other Operations

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations and fiber transport operations. In June 2003, the Company acquired the assets of a fiber optic transport business for $39.4 million cash (which the Company operates under the name LightCore). The operating revenues, expenses and income of the Company's other operations for the three months ended June 30, 2003 and 2002 are summarized below.

                                                            Three months
                                                           ended June 30,
---------------------------------------------------------------------------
                                                         2003         2002
---------------------------------------------------------------------------
                                                      (Dollars in thousands)
Operating revenues
     Long distance                                    $ 43,201       34,462
     Internet                                           19,850       14,706
     Other                                              12,125        9,035
---------------------------------------------------------------------------
                                                        75,176       58,203
---------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses               55,869       43,402
     Depreciation and amortization                       4,508        3,845
---------------------------------------------------------------------------
                                                        60,377       47,247
---------------------------------------------------------------------------

Operating income                                      $ 14,799       10,956
===========================================================================

      The $8.7 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($9.8 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increase was partially offset by a decrease in the average rate charged by the Company ($1.1 million). The number of long distance customers as of June 30, 2003 and 2002 was 720,400 and 536,400, respectively. Internet revenues increased $5.1 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering. Other revenues increased $3.1 million primarily due to $2.5 million of revenues associated with the Company's LightCore operations.

      Cost of sales and operating expenses increased $12.5 million primarily due to (i) a $5.6 million increase in expenses associated with the Company's long distance operations (of which $3.5 million was due to increased minutes of use); (ii) a $3.1 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers and (iii) a $1.5 million increase in expenses associated with the Company's LightCore operations.

      Depreciation and amortization increased $663,000 (17.2%) primarily due to increased depreciation expense in the Company's Internet and fiber transport businesses.


Interest Expense

      Interest expense increased $1.8 million (3.3%) in the second quarter of 2003 compared to the second quarter of 2002 due to increased average debt outstanding, primarily as a result of indebtedness incurred to acquire certain properties from Verizon in the third quarter of 2002.


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity decreased $370,000 in the second quarter of 2003 due to decreased profitability of the cellular partnership in which the Company owns a 49% minority interest.

Nonrecurring Gains and Losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a Personal Communications Services license.

Other Income and Expense

      Other income and expense decreased $1.5 million in the second quarter of 2003 compared to the second quarter of 2002 primarily due to a $448,000 reduction in capitalized interest and a $372,000 charge recorded in the second quarter of 2003 related to the ineffective portion of an interest rate hedge.

Income Tax Expense

      The effective income tax rate from continuing operations was 35.3% and 34.7% for the three months ended June 30, 2003 and 2002, respectively.

Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations in exchange for $1.59 billion in cash. As a result, such operations for the three months ended June 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for 2002.

                                                                    Three months
                                                                 ended June 30, 2002
------------------------------------------------------------------------------------
                                                               (Dollars in thousands)
Operating revenues                                                   $ 106,272
Operating expenses, exclusive of corporate overhead costs            $ (54,863)
Income from unconsolidated cellular entities                         $  10,722
Minority interest expense                                            $  (4,039)
Other income and (expense)                                           $      77
Income tax expense                                                   $ (20,888)
Income from discontinued operations, net of tax                      $  37,281




                              RESULTS OF OPERATIONS

                     Six Months Ended June 30, 2003 Compared
                        to Six Months Ended June 30, 2002

      Net income (and diluted earnings per share) was $171.3 million ($1.19) and $149.5 million ($1.05) for the six months ended June 30, 2003 and 2002, respectively. Income from continuing operations was $171.3 million for the first six months of 2003 and $84.6 million for the first six months of 2002. Diluted earnings per share from continuing operations was $1.19 during the six months ended June 30, 2003 compared to $.59 during the six months ended June 30, 2002.

                                                                                               Six months
                                                                                             ended June 30,
--------------------------------------------------------------------------------------------------------------------
                                                                                     2003                    2002
--------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars, except per share amounts,
                                                                                       and shares in thousands)
Operating income
     Telephone                                                                  $  345,957                 221,677
     Other                                                                          27,197                  16,835
     Corporate overhead costs allocable to discontinued operations                       -                  (9,932)
-------------------------------------------------------------------------------------------------------------------
                                                                                   373,154                 228,580
Interest expense                                                                  (111,549)               (104,805)
Income from unconsolidated cellular entity                                           3,159                   2,360
Nonrecurring gains and losses                                                            -                   3,709
Other income and expense                                                                42                     217
Income tax expense                                                                 (93,520)                (45,462)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations                                                  171,286                  84,599
Discontinued operations, net of tax                                                      -                  64,931
------------------------------------------------------------------------------------------------------------------
Net income                                                                      $  171,286                 149,530
==================================================================================================================

Basic earnings per share
     From continuing operations                                                 $     1.20                     .60
     From discontinued operations                                               $        -                     .46
     Basic earnings per share                                                   $     1.20                    1.06

Diluted earnings per share
     From continuing operations                                                 $     1.19                     .59
     From discontinued operations                                               $        -                     .46
     Diluted earnings per share                                                 $     1.19                    1.05
------------------------------------------------------------------------------------------------------------------

Average basic shares outstanding                                                   143,109                 141,136
==================================================================================================================

Average diluted shares outstanding                                                 144,136                 142,679
==================================================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the six months ended June 30, 2003 and 2002 were as follows:

                                                                                                 Six months
                                                                                               ended June 30,
------------------------------------------------------------------------------------------------------------------
                                                                                           2003              2002
------------------------------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                                                 87.7%              87.4
     Other operations                                                                     12.3%              12.6

Operating income
     Telephone operations                                                                 92.7%              97.0
     Other operations                                                                      7.3%               7.4
     Corporate overhead costs allocable to discontinued operations                           -%              (4.4)
------------------------------------------------------------------------------------------------------------------

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of June 30, 2003, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for the six months ended June 30, 2003 and 2002 are summarized below.


                                                                        Six months
                                                                      ended June 30,
-----------------------------------------------------------------------------------------
                                                                 2003               2002
-----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Operating revenues
     Local service                                         $   376,648            249,234
     Network access                                            558,808            437,278
     Other                                                      90,894             66,718
-----------------------------------------------------------------------------------------
                                                             1,026,350            753,230
-----------------------------------------------------------------------------------------

Operating expenses
     Plant operations                                          248,489            187,233
     Customer operations                                        82,967             62,323
     Corporate and other                                       123,353            102,495
     Depreciation and amortization                             225,584            179,502
-----------------------------------------------------------------------------------------
                                                               680,393            531,553
-----------------------------------------------------------------------------------------

Operating income                                           $   345,957            221,677
=========================================================================================

      Telephone operating income increased $124.3 million (56.1%) due to an increase in operating revenues of $273.1 million (36.3%) which was partially offset by an increase in operating expenses of $148.8 million (28.0%).

      Of the $127.4 million increase in local service revenues, $117.1 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $10.3 million increase, $4.3 million was due to increased provision of custom calling features and $3.2 million was due to increased rates in certain jurisdictions.

      Network access revenues increased $121.5 million in the first six months of 2003, of which $114.5 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining $7.0 million increase is primarily due to an $8.2 million increase in the partial recovery of higher operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; a $3.7 million increase in revenues from the federal Universal Service Fund; and a $2.7 million increase due to an increase in the number of circuits provided to other carriers. Such increases were substantially offset by a $6.5 million decrease in intrastate revenues due to
(i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and instant messaging services) and (ii) decreased access rates in certain jurisdictions.

      Other revenues increased $24.2 million during the first six months of 2003 primarily due to $22.7 million of revenues from the properties acquired from Verizon in the third quarter of 2002.

      Access lines declined 11,200 (0.5%) during the six months ended June 30, 2003 compared to a decline of 2,500 (0.14%) during the six months ended June 30, 2002. The Company believes the decline in the number of access lines during 2003 and 2002 is primarily due to soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% on an annualized basis for 2003.

      Plant operations expenses increased $61.3 million (32.7%), of which $66.0 million was due to the properties acquired from Verizon in the third quarter of 2002 and $2.7 million was due to increased salaries and benefits. Such increases were partially offset by a $4.3 million decrease in information technology expenses and a $1.7 million decrease in repairs and maintenance expenses.

      During the six months ended June 30, 2003 customer operations expenses increased $20.6 million (33.1%), of which $21.2 million was due to the properties acquired from Verizon in the third quarter of 2002.

      Corporate and other expenses increased $20.9 million (20.4%) primarily due to a $36.4 million increase associated with the properties acquired from Verizon in the third quarter of 2002 and a $3.0 million increase in information technology expenses. Such increases were partially offset by a $17.7 million decrease in the provision for uncollectible receivables. The first six months of 2002 was adversely impacted by the establishment of a $15.0 million reserve for uncollectible receivables primarily related to the bankruptcy of MCI (formerly WorldCom, Inc.). The first six months of 2003 was positively impacted by a $5.0 million reduction in the provision for uncollectible receivables due to the partial recovery of amounts previously written off related to the bankruptcy of MCI.

      Depreciation and amortization increased $46.1 million (25.7%), of which $43.5 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining increase is primarily due to an increase in depreciation expense due to higher levels of plant in service.


Other Operations

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations and fiber transport operations. In June 2003, the Company acquired the assets of a fiber optic transport business for $39.4 million cash (which the Company operates under the name LightCore). The operating revenues, expenses and income of the Company's other operations for the six months ended June 30, 2003 and 2002 are summarized below.

                                                                Six months
                                                              ended June 30,
--------------------------------------------------------------------------------
                                                          2003             2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues
     Long distance                                   $   85,761           66,279
     Internet                                            37,876           27,267
     Other                                               20,691           14,844
--------------------------------------------------------------------------------
                                                        144,328          108,390
--------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses               107,912           84,826
     Depreciation and amortization                        9,219            6,729
--------------------------------------------------------------------------------
                                                        117,131           91,555
--------------------------------------------------------------------------------

Operating income                                     $   27,197           16,835
================================================================================

      The $19.5 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($21.7 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increase was partially offset by a decrease in the average rate charged by the Company ($2.2 million). The number of long distance customers as of June 30, 2003 and 2002 was 720,400 and 536,400, respectively. Internet revenues increased $10.6 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering. Other revenues increased $5.8 million primarily due to (i) a $2.7 million increase in revenues in the Company's CLEC business primarily due to an increased number of customers, including those acquired in connection with certain CLEC operations purchased on February 28, 2002, and (ii) $2.5 million of revenues associated with the Company's LightCore operations.

      Cost of sales and operating expenses increased $23.1 million primarily due to (i) a $12.3 million increase in expenses associated with the Company's long distance operations (of which $7.7 million was due to increased minutes of use and $1.5 million was due to an increase in marketing expenses); (ii) a $6.4 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers and (iii) a $2.0 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and costs associated with operating properties acquired in the first quarter of 2002.

      Depreciation and amortization increased $2.5 million (37.0%) primarily due to increased depreciation expense in the Company's Internet, fiber transport and CLEC businesses.


Interest Expense

      Interest expense increased $6.7 million (6.4%) in the first six months of 2003 compared to the first six months of 2002 due to increased average debt outstanding, primarily as a result of indebtedness incurred to acquire certain properties from Verizon in the third quarter of 2002.

Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity increased $799,000 in the first six months of 2003 due to improved profitability of the cellular partnership in which the Company owns a 49% minority interest.

Nonrecurring Gains and Losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a Personal Communications Services license.

Income Tax Expense

      The effective income tax rate from continuing operations was 35.3% and 35.0% for the six months ended June 30, 2003 and 2002, respectively.

Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations in exchange for $1.59 billion in cash. As a result, such operations for the six months ended June 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for 2002.

                                                                  Six months
                                                              ended June 30, 2002
---------------------------------------------------------------------------------
                                                            (Dollars in thousands)

Operating revenues                                                $  208,693
Operating expenses, exclusive of corporate overhead costs         $ (122,268)
Income from unconsolidated cellular entities                      $   21,836
Minority interest expense                                         $   (6,910)
Other income and (expense)                                        $       (2)
Income tax expense                                                $  (36,418)
Income from discontinued operations, net of tax                   $   64,931


                            ACCOUNTING PRONOUNCEMENTS

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

      Although the Company generally has had no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's telephone operations acquired from Verizon in 2002 and its other operations (neither of which are subject to SFAS 71), the Company has not accrued a liability for anticipated removal costs in the past. For these reasons, the adoption of SFAS 143 did not have a material effect on the Company's financial statements.

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's financial condition or results of operations.



                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities from continuing operations was $579.1 million during the first six months of 2003 compared to $378.3 million during the first six months of 2002. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

      Net cash used in investing activities from continuing operations was $190.3 million and $216.5 million for the six months ended June 30, 2003 and 2002, respectively. Payments for property, plant and equipment were $24.8 million less in the first six months of 2003 than in the comparable period during 2002. Capital expenditures for the six months ended June 30, 2003 were $131.4 million for telephone operations and $22.9 million for other operations. In June 2003, the Company acquired the assets of a fiber transport business for $39.4 million cash (of which $35.6 million was paid at acquisition and the remaining $3.8 million was paid as a deposit in 2002). During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash.

      Net cash used in financing activities from continuing operations was $368.1 million during the first six months of 2003. Net cash provided by financing activities was $65.7 million during the first six months of 2002. In May 2002, the Company issued $500 million of Equity Units. Proceeds from the Equity Units, along with proceeds from borrowings under the Company's credit facilities, commercial paper facilities and available cash, were used to fund the $1.0 billion cash purchase of local exchange telephone assets in Alabama from Verizon on July 1, 2002.

      Budgeted capital expenditures for 2003 total $370 million for telephone operations and $30 million for other operations. See Other Matters for additional expenditures related to the Company's billing system currently under development.

      The following table contains certain information concerning the Company's material contractual obligations as of June 30, 2003.

                                                  Payments due by period
-------------------------------------------------------------------------------------------
Total contractual                      Less than                                    After
   obligations               Total      1 year      1-3 years     4-5 years        5 years
-------------------------------------------------------------------------------------------
                                                  (Dollars in thousands)
Long-term debt,
   including current
   maturities and capital
   lease obligations      $3,256,713    118,941      266,464      1,039,477 (1)   1,831,831
-------------------------------------------------------------------------------------------

(1) Includes $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005, and $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

      As of August 1, 2003, the Company had $533.0 million of undrawn committed bank lines of credit and the Company telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company did not renew its $267 million 364-day facility which expired in July 2003. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At August 1, 2003, the Company had no commercial paper outstanding under such program.


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

Development of Billing System

      The Company is in the process of developing an integrated billing and customer care system to replace its current system. The costs to develop this new system have been capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), and aggregated $151.0 million (before accumulated amortization) at June 30, 2003. The Company's aggregate billing system costs are expected to be amortized over a 20-year period. The Company began amortizing its billing system costs in early 2003 based on the total number of customers that the Company has migrated to the new system. The Company expects to incur duplicative system costs until such time as it migrates all customers to the new system. Such amortization and duplicative system costs are expected to increase operating expenses by approximately $8-12 million for 2003.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. In light of these delays and cost over-runs, the Company recently retained an independent consultant to review the status of the project and evaluate other alternatives. Based on preliminary discussions with its consultant to date, the Company expects to complete all phases of the new system no later than mid-2005 at a cost in excess of the previously disclosed estimate of $180 million. The actual time and cost required to complete the system will depend upon various factors, including the Company's success in reaching an acceptable arrangement with its primary project vendor. The Company currently believes completion of the project may require it to revise its previously disclosed cost estimate by between $50 and $60 million (of which approximately $35 to $45 million is expected to be capitalized in accordance with SOP 98-1). The Company is in discussions with its vendor and will update the time and cost estimates in subsequent filings. There is no assurance, however, that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write-off part or all of its remaining costs and further explore its other billing and customer care system alternatives.

Pension and Medical Costs

      The decline in equity markets in recent years, coupled with record low interest rates and rising medical costs, have increased the Company's employee benefits expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses. The Company expects these conditions will result in higher pension and pre- and post-retirement medical expenses in 2003. Based on the Company's current estimates, such costs are expected to increase between $20 and 25 million annually in 2003 compared to 2002 amounts. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired on or after January 1, 2003. The Company also lowered its expected long-term return on plan assets for its pension and post-retirement plans to range between 8 and 8.25% for 2003 compared to 8 to 10% for 2002.

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


                                     Item 3.
                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Market Risk

      The Company is exposed to market risk from changes in interest rates on its long-term debt obligations. The Company has estimated its market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates. Fair value of long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

      At June 30, 2003, the fair value of the Company's long-term debt was estimated to be $3.6 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $154.4 million decrease in the fair value of the Company's long-term debt. As of June 30, 2003, after giving effect to interest rate swaps currently in place, approximately 92% of the Company's long-term debt obligations were fixed rate.

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

      At June 30, 2003, the Company had outstanding a fair value interest rate hedge (which was entered into in May 2003) associated with $250 million of its $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. This hedge is a "fixed to variable" interest rate swap that effectively converts the Company's fixed rate interest payment obligations with respect to this $250 million of principal into obligations to pay variable rates equal to the six-month London InterBank Offered Rate ("LIBOR") plus 3.50% with settlement and rate reset dates occurring each six months through the expiration of the hedge in August 2012. At June 30, 2003, the Company realized a rate under this hedge of 4.74%. Interest expense was reduced by $1.1 million in the second quarter of 2003 as a result of this hedge. The fair market value of this hedge was $7.6 million at June 30, 2003 and is reflected both as an asset and as an increase in the Company's underlying long-term debt on the June 30, 2003 balance sheet. With respect to this hedge, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in an $8.0 million decrease in the fair value of this hedge.

      Effective May 8, 2003, the Company terminated a fair value interest rate hedge associated with $500 million aggregate principal amount of its Series H senior notes and received $22.3 million cash upon settlement, which represented the fair value of the hedge at the termination date. Such amount will be amortized as a reduction of interest expense through 2010, the maturity date of the Series H notes.

      At June 30, 2003, the Company also had outstanding a cash flow hedge associated with $400 million of borrowings incurred in the fourth quarter of 2002 under its $800 million credit facilities. Such hedge expires in October 2003. This hedge was designed to swap the Company's future obligation to pay variable rate interest based on LIBOR into obligations that lock-in a fixed rate of 2.49%. During the second quarter of 2003, the Company retired all outstanding indebtedness associated with its $800 million credit facilities; therefore, such cash flow hedge was deemed ineffective as of June 30, 2003 and resulted in a $722,000 unfavorable pre-tax charge to the Company's income for the six months ended June 30, 2003.

      For information on interest rate hedges entered into by the Company after June 30, 2003, see footnote 10 to the Company's financial statements appearing elsewhere in this report.

                                     Item 4.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of June 30, 2003. Based on the evaluation, Messrs. Post and Ewing have concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that they are timely alerted of all material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.    Legal Proceedings
           -----------------

      Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition related issues, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

      At the Company's annual meeting of shareholders on May 8, 2003, the shareholders elected four Class III directors to serve until the 2006 annual meeting of shareholders and until their successors are duly elected and qualified.

      The following number of votes were cast for or were withheld from the following nominees:

      Class III Nominees                  For                     Withheld
      ------------------               -----------               ----------
      Fred R. Nichols                 206,487,975                9,379,007
      Harvey P. Perry                 205,536,644               10,330,338
      Jim D. Reppond                  180,001,437               35,865,545
      Joseph R. Zimmel                204,114,694               11,752,288


      The Class I and Class II directors whose terms continued after the meeting are:

         Class I                                       Class II
      -------------                                 --------------
      William R. Boles, Jr.                         Virginia Boulet
      W. Bruce Hanks                                Calvin Czeschin
      C.G. Melville, Jr.                            James B. Gardner
      Glen F. Post, III                             R.L. Hargrove, Jr.
      Johnny Hebert


Item 6:    Exhibits and Reports on Form 8-K
           --------------------------------

     A.    Exhibits
           --------

           3 Charter of the Compensation Committee of the Board of Directors, as amended through May 29, 2003.

           10.1 Amendment No. 2 to the Company's Amended and Restated 1995 Incentive Compensation Plan.

           10.2 Amendment No. 1 to the Company's Amended and Restated 2000 Incentive Compensation Plan.

           10.3 Amendment No. 1 to the Company's 2002 Management Incentive Compensation Plan.

           10.4  Amendment No. 1 to the Company's 2002 Directors Stock
                 Option Plan.

           11    Computations of Earnings Per Share.

           31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2  Registrant's Chief Financial Officer certification pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.   Reports on Form 8-K
           -------------------

           The following item was reported in the Form 8-K filed May 1, 2003:

           Item 9. Other Events - News release announcing first quarter 2003 operating results.




                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CenturyTel, Inc.

Date: August 14, 2003                   /s/ Neil A. Sweasy
                                        -----------------------------
                                        Neil A. Sweasy
                                        Vice President and Controller
                                        (Principal Accounting Officer)