Form 10-Q
period 2003-09-30
CENTURYTEL INC
filed 2003-11-14
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                                       or

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

   As of October 31, 2003, there were 144,205,973 shares of common stock outstanding.



                                 CenturyTel, Inc.

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
Part I.     Financial Information:

       Item 1.  Financial Statements

            Consolidated Statements of Income--Three Months and
                Nine Months Ended September 30, 2003 and 2002              3

            Consolidated Statements of Comprehensive Income--
                Three Months and Nine Months Ended September 30,
                2003 and 2002                                              4

            Consolidated Balance Sheets--September 30, 2003 and
                December 31, 2002                                          5

            Consolidated Statements of Cash Flows--
                Nine Months Ended September 30, 2003 and 2002              6

            Consolidated Statements of Stockholders' Equity--
                Nine Months Ended September 30, 2003 and 2002              7

            Notes to Consolidated Financial Statements                  8-13

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  14-26

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       27

       Item 4.  Controls and Procedures                                   28

Part II.    Other Information:

       Item 1.  Legal Proceedings                                         29

       Item 6.  Exhibits and Reports on Form 8-K                       29-30

Signature                                                                 30

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                               Three months                       Nine months
                                                            ended September 30,               ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2003           2002               2003           2002
-------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars, except per share amounts,
                                                                          and shares in thousands)

OPERATING REVENUES
    Telephone                                         $    521,439         460,935        1,547,789       1,214,165
    Other                                                   82,313          63,562          226,641         171,952
-------------------------------------------------------------------------------------------------------------------
       Total operating revenues                            603,752         524,497        1,774,430       1,386,117
-------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of sales and operating expenses (exclusive
      of depreciation and amortization)                    296,114         257,924          858,835         694,801
    Corporate overhead costs allocable to
      discontinued operations (See Note 4)                       -           1,343                -          11,275
    Depreciation and amortization                          116,857         107,514          351,660         293,745
-------------------------------------------------------------------------------------------------------------------
       Total operating expenses                            412,971         366,781        1,210,495         999,821
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                           190,781         157,716          563,935         386,296
-------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                       (54,360)        (60,021)        (165,909)       (164,826)
    Income from unconsolidated cellular entity               1,736           1,492            4,895           3,852
    Nonrecurring gains and losses                                -               -                -           3,709
    Other income and expense                                (1,076)           (573)          (1,034)           (356)
-------------------------------------------------------------------------------------------------------------------
       Total other income (expense)                        (53,700)        (59,102)        (162,048)       (157,621)
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                                137,081          98,614          401,887         228,675
    Income tax expense                                      46,102          34,025          139,622          79,487
-------------------------------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           90,979          64,589          262,265         149,188

DISCONTINUED OPERATIONS (See Note 4)
    Income from discontinued operations, net of
      $248,043 and $284,461 tax                                  -         543,160                -         608,091
-------------------------------------------------------------------------------------------------------------------
NET INCOME                                            $     90,979         607,749          262,265         757,279
===================================================================================================================

BASIC EARNINGS PER SHARE
    From continuing operations                        $        .63             .46             1.83            1.05
    From discontinued operations                      $          -            3.83                -            4.30
    Basic earnings per share                          $        .63            4.29             1.83            5.36
DILUTED EARNINGS PER SHARE
    From continuing operations                        $        .63             .45             1.82            1.05
    From discontinued operations                      $          -            3.80                -            4.26
    Diluted earnings per share                        $        .63            4.26             1.82            5.31

DIVIDENDS PER COMMON SHARE                            $       .055           .0525             .165           .1575
===================================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                           143,897         141,692          143,370         141,324
===================================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                         145,171         142,770          144,481         142,710
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Three months                     Nine months
                                                              ended September 30,             ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                              2003          2002              2003           2002
-----------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

NET INCOME                                            $     90,979       607,749            262,265       757,279

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
    Minimum pension liability adjustment:
       Minimum pension liability adjustment, net
         of $226 and $(2,236) tax                             (420)            -              4,152             -

    Derivative instruments:
       Net losses on derivatives hedging the
         variability of cash flows, net of ($355),
         ($36), and ($355) tax                                   -          (658)               (67)         (658)
       Reclassification adjustment for loss
         included in net income, net of ($487) tax               -             -                905             -
-----------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                  $     90,559       607,091            267,255       756,621
=================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 30,         December 31,
                                                                                      2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                       (Dollars in thousands)
ASSETS
------
CURRENT ASSETS
    Cash and cash equivalents                                                   $      157,944                3,661
    Accounts receivable, less allowance of $23,526 and $33,962                         246,344              272,992
    Materials and supplies, at average cost                                              9,301               10,150
    Other                                                                                9,412                9,099
-------------------------------------------------------------------------------------------------------------------
        Total current assets                                                           423,001              295,902
-------------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                    3,455,210            3,531,645
-------------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Goodwill                                                                         3,429,479            3,427,281
    Other                                                                              504,131              515,580
-------------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                           3,933,610            3,942,861
-------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $    7,811,821            7,770,408
===================================================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
    Current maturities of long-term debt                                        $      115,167               70,737
    Accounts payable                                                                   119,234               64,825
    Accrued expenses and other liabilities
        Salaries and benefits                                                           82,581               63,937
        Income taxes                                                                    49,965               40,897
        Other taxes                                                                     47,042               28,183
        Interest                                                                        50,868               59,045
        Other                                                                           25,475               18,596
    Advance billings and customer deposits                                              44,685               41,884
-------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                      535,017              388,104
-------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                       3,119,378            3,578,132
-------------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                                 795,853              716,168
-------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized 350,000,000 shares,
      issued and outstanding 144,176,886 and 142,955,839 shares                        144,177              142,956
    Paid-in capital                                                                    566,133              537,804
    Accumulated other comprehensive loss, net of tax                                   (31,713)             (36,703)
    Retained earnings                                                                2,675,751            2,437,472
    Unearned ESOP shares                                                                  (750)              (1,500)
    Preferred stock - non-redeemable                                                     7,975                7,975
-------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                   3,361,573            3,088,004
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                    $    7,811,821            7,770,408
===================================================================================================================

See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine months
                                                                                             ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                          2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)

OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                                    $     262,265              757,279
   Adjustments to reconcile net income to net cash provided
     by operating activities from continuing operations:
       Income from discontinued operations, net of tax                                       -             (608,091)
       Depreciation and amortization                                                   351,660              293,745
       Income from unconsolidated cellular entity                                       (4,895)              (3,852)
       Deferred income taxes                                                            68,022               43,343
       Nonrecurring gains and losses                                                         -               (3,709)
       Changes in current assets and current liabilities:
          Accounts receivable                                                           27,823              (22,222)
          Accounts payable                                                              53,932                6,361
          Accrued income and other taxes                                                27,927               58,838
          Other current assets and other current liabilities, net                       18,865               61,745
   Increase in other noncurrent assets                                                 (18,280)             (23,562)
   Increase in other noncurrent liabilities                                              7,047               31,849
   Other, net                                                                           34,056               43,315
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities from continuing operations            828,422              635,039
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Payments for property, plant and equipment                                         (256,459)            (270,774)
   Acquisitions, net of cash acquired                                                  (37,945)          (2,245,026)
   Proceeds from sale of assets                                                              -                4,144
   Distributions from unconsolidated cellular entity                                     1,104                3,719
   Other, net                                                                           (5,184)               5,349
-------------------------------------------------------------------------------------------------------------------
       Net cash used in investing activities from continuing operations               (298,484)          (2,502,588)
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Proceeds from issuance of debt                                                            -            1,168,249
   Payments of debt                                                                   (406,231)            (604,593)
   Proceeds from settlement of interest rate hedge contract                             22,315                    -
   Proceeds from issuance of common stock                                               28,911               14,129
   Cash dividends                                                                      (23,986)             (22,563)
   Payment of debt issuance costs                                                            -              (12,899)
   Payment of equity unit issuance costs                                                     -              (15,867)
   Other, net                                                                            3,336                2,572
-------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) financing activities from
         continuing operations                                                        (375,655)             529,028
-------------------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations (See Note 4)                                    -            1,629,264
-------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              154,283              290,743

Cash and cash equivalents at beginning of period                                         3,661                3,496
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                       $     157,944              294,239
===================================================================================================================

Supplemental cash flow information:
   Income taxes paid                                                             $      68,108               26,183
===================================================================================================================
   Interest paid (net of capitalized interest of $49 and $1,176)                 $     174,037              153,781
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                 Nine months
                                                                                             ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                                                          2003                 2002
-------------------------------------------------------------------------------------------------------------------
                                                                                           (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                                                $     142,956              141,233
   Issuance of common stock through dividend reinvestment,
     incentive and benefit plans                                                         1,221                  810
-------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                            144,177              142,043
-------------------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                                      537,804              524,668
   Equity unit issuance costs and contract adjustment payments                               -              (24,377)
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                                          27,690               13,319
   Amortization of unearned compensation and other                                         639                1,983
-------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                            566,133              515,593
-------------------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
   Balance at beginning of period                                                      (36,703)                   -
   Change in other comprehensive loss, net of tax                                        4,990                 (658)
-------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                            (31,713)                (658)
-------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                                    2,437,472            1,666,004
   Net income                                                                          262,265              757,279
   Cash dividends declared
       Common stock - $.165 and $.1575 per share, respectively                         (23,687)             (22,264)
       Preferred stock                                                                    (299)                (299)
-------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                          2,675,751            2,400,720
-------------------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                                       (1,500)              (2,500)
   Release of ESOP shares                                                                  750                  750
-------------------------------------------------------------------------------------------------------------------
   Balance at end of period                                                               (750)              (1,750)
-------------------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                                                7,975                7,975
-------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                       $   3,361,573            3,063,923
===================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

      The unaudited financial information for the three months and nine months ended September 30, 2003 and 2002 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

      As a result of the Company's August 1, 2002 sale of substantially all of its wireless operations (see Note 4), such operations have been reflected as discontinued operations for the three months and nine months ended September 30, 2002. In its December 31, 2002 consolidated balance sheet, the Company reflected as "assets held for sale" a minority interest in a cellular partnership that it had previously agreed to sell to ALLTEL Corporation upon the satisfaction of various closing conditions. In light of the failure of the parties to agree upon whether the closing conditions were met, the Company determined during the first quarter of 2003 to retain such investment; therefore, for reporting purposes, this investment (and its related earnings) has been reclassified from discontinued operations to continuing operations on the accompanying financial statements as of and for the three months and nine months ended September 30, 2003. Prior periods have been restated to reflect this investment (and its related earnings) as part of continuing operations.


(2)   Net Property, Plant and Equipment

      Net property, plant and equipment is composed of the following:

                                                       Sept. 30,       Dec. 31,
                                                          2003           2002
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Telephone, at original cost                        $   6,536,888      6,347,900
Accumulated depreciation                              (3,427,401)    (3,136,107)
-------------------------------------------------------------------------------
                                                       3,109,487      3,211,793
-------------------------------------------------------------------------------

Other, at cost                                           566,045        521,292
Accumulated depreciation                                (220,322)      (201,440)
-------------------------------------------------------------------------------
                                                         345,723        319,852
-------------------------------------------------------------------------------

                                                   $   3,455,210      3,531,645
===============================================================================

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

      The following pro forma information represents the consolidated results of continuing operations of the Company for the nine months ended September 30, 2002 as if the Verizon acquisitions had been consummated as of January 1, 2002.

                                                   Nine months
                                            ended September 30, 2002
                                            ------------------------
                                             (Dollars in thousands)
                                                   (unaudited)
          Operating revenues from continuing
            operations                              $  1,699,540
          Income from continuing operations         $    172,947
          Basic earnings per share from
            continuing operations                   $       1.22
          Diluted earnings per share from
            continuing operations                   $       1.21

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

      In June 2003, the Company purchased the assets of a fiber transport company for $39.4 million cash (of which $35.6 million was paid at acquisition and the remaining $3.8 million was paid as a deposit in 2002). This acquisition is not expected to have a material effect on the Company's results of operations. The Company agreed in July 2003 to purchase additional fiber transport assets for $20 million, subject to various purchase price adjustments, and hopes to complete this acquisition by the end of the fourth quarter of 2003.


(4)   Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations principally to an affiliate of ALLTEL Corporation for an aggregate of approximately $1.59 billion in cash. As a result, such operations for the three months and nine months ended September 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. Proceeds from the sale of the wireless operations were used to partially fund the Company's acquisitions of telephone properties in Alabama and Missouri during the third quarter of 2002.

      The following table represents certain summary income statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                 Three months ended      Nine months ended
                                                 September 30, 2002      September 30, 2002
-------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Operating revenues                                   $    38,012                246,705
-------------------------------------------------------------------------------------------
Operating income (loss) (1)                          $   (15,167)                71,258
Income from unconsolidated cellular entities               3,934                 25,770
Minority interest expense                                 (1,659)                (8,569)
Gain on sale of discontinued operations                  803,905                803,905
Other income                                                 190                    188
-------------------------------------------------------------------------------------------
Pre-tax income from discontinued operations              791,203                892,552
Income tax expense                                      (248,043)              (284,461)
-------------------------------------------------------------------------------------------
Income from discontinued operations, net of tax      $   543,160                608,091
===========================================================================================

(1) Excludes corporate overhead costs of $1.3 million and $11.3 million for the three months and nine months ended September 30, 2002, respectively, allocated to the wireless operations. Includes a $30.5 million pre-tax charge associated with a write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development.

      The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations for 2002.

                                                             Nine months ended
                                                            September 30, 2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Net cash provided by operating activities                      $          57,069
Net cash provided by investing activities                              1,572,195
--------------------------------------------------------------------------------
    Net cash provided by discontinued operations               $       1,629,264
================================================================================

(5)   Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill as of September 30, 2003 and December 31, 2002:

                                                        Sept. 30,      Dec. 31,
                                                           2003          2002
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Carrying amount of goodwill
     Telephone segment                              $    3,384,130     3,382,113
     Other operations                                       45,349        45,168
--------------------------------------------------------------------------------
         Total goodwill                             $    3,429,479     3,427,281
================================================================================

      The Company completed the annual impairment test of goodwill as of September 30, 2003 and has determined its goodwill is not impaired. The Company also has certain intangible assets that are subject to amortization in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These intangible assets relate to certain customer base assets acquired in connection with the acquisitions of properties from Verizon in 2002. The gross carrying amount (and accumulated amortization) of these assets was $22.7 million ($1.9 million) as of September 30, 2003 and $22.7 million ($729,000) as of December 31, 2002. Total amortization expense for the first nine months of 2003 was $1.1 million and is expected to be $1.5 million annually for each of the next five years.

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

      If compensation cost for CenturyTel's options had been recognized in accordance with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and nine months ended September 30, 2003 and 2002 would have been as follows:

                                                                Three months              Nine months
                                                             ended September 30,      ended September 30,
---------------------------------------------------------------------------------------------------------
                                                             2003          2002       2003          2002
---------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands,
                                                                      except per share amounts)

Net income, as reported                                $    90,979       607,749    262,265      757,279
Less: Total stock-based employee compensation
        expense determined under fair value based
        method, net of tax                             $    (3,030)       (3,717)    (9,910)     (11,343)
--------------------------------------------------------------------------------------------------------
Pro forma net income                                   $    87,949       604,032    252,355      745,936
========================================================================================================

Basic earnings per share
      As reported                                      $       .63          4.29       1.83         5.36
      Pro forma                                        $       .61          4.26       1.76         5.28
Diluted earnings per share
      As reported                                      $       .63          4.26       1.82         5.31
      Pro forma                                        $       .61          4.23       1.75         5.23
--------------------------------------------------------------------------------------------------------

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

                                                                  Three months                     Nine months
                                                              ended September 30,              ended September 30,
-------------------------------------------------------------------------------------------------------------------
                                                              2003          2002               2003          2002
-------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Operating revenues
     Telephone                                        $     521,439       460,935          1,547,789      1,214,165
     Other operations                                        82,313        63,562            226,641        171,952
-------------------------------------------------------------------------------------------------------------------
Total operating revenues                              $     603,752       524,497          1,774,430      1,386,117
===================================================================================================================

Operating income
     Telephone                                        $     172,643       144,619            518,600        366,296
     Other operations                                        18,138        14,440             45,335         31,275
     Corporate overhead costs allocable to
       discontinued operations (See Note 4)                       -        (1,343)                 -        (11,275)
-------------------------------------------------------------------------------------------------------------------
Total operating income                                $     190,781       157,716            563,935        386,296
===================================================================================================================

                                                                Three months                      Nine months
                                                             ended September 30,              ended September 30,
------------------------------------------------------------------------------------------------------------------
                                                              2003         2002                2003         2002
------------------------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)

Operating income                                      $     190,781       157,716            563,935        386,296
Interest expense                                            (54,360)      (60,021)          (165,909)      (164,826)
Income from unconsolidated cellular entity                    1,736         1,492              4,895          3,852
Nonrecurring gains and losses                                     -             -                  -          3,709
Other income and expense                                     (1,076)         (573)            (1,034)          (356)
-------------------------------------------------------------------------------------------------------------------
Income from continuing operations
 before income tax expense                            $     137,081        98,614            401,887        228,675
===================================================================================================================

                                                          Sept. 30,      Dec. 31,
                                                             2003          2002
---------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Assets
   Telephone                                          $   6,812,503     6,962,713
   Other operations                                         999,318       807,695
---------------------------------------------------------------------------------
Total assets                                          $   7,811,821     7,770,408
=================================================================================

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.


(9)   Commitments and Contingencies

      On December 26, 2001, AT&T Corp. and one of its subsidiaries filed a complaint in the U.S. District Court for the Western District of Washington (Case No. CV0121512) seeking money damages against CenturyTel of the Northwest, Inc. The plaintiffs claimed, among other things, that CenturyTel of the Northwest, Inc. had breached its obligations under a 1994 stock purchase agreement to indemnify the plaintiffs for various environmental costs and damages relating to properties sold to the plaintiffs under such 1994 agreement. During the third quarter of 2003, the Company reached a settlement agreement with the plaintiffs. Such settlement did not have a material effect on the Company's results of operations.

      Certain other legal proceedings in which the Company is involved are discussed in Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition related issues, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.


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

      In May and July 2003, the Company entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. The July 2003 hedges were effective August 15, 2003. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67% with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. As of September 30, 2003, the Company realized a weighted average interest rate of 4.7% related to these hedges. Interest expense was reduced by $4.0 million during the nine months ended September 30, 2003 as a result of these hedges. The aggregate fair value of such hedges at September 30, 2003 was $5.3 million and is reflected on the accompanying balance sheet as both a liability (included in "Deferred credits and other liabilities") and as a decrease to the Company's underlying long-term debt.


                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

      On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the three months and nine months ended September 30, 2002 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see the subsections entitled "Discontinued Operations" below.

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


                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2003 Compared
                    to Three Months Ended September 30, 2002

      Net income (and diluted earnings per share) was $91.0 million ($.63) and $607.7 million ($4.26) for the third quarter of 2003 and 2002, respectively. Income from continuing operations was $91.0 million for the third quarter of 2003 and $64.6 million for the third quarter of 2002. Diluted earnings per share from continuing operations was $.63 during the third quarter of 2003 compared to $.45 during the third quarter of 2002.

      Discontinued operations for the third quarter of 2002 included an $803.9 million pre-tax gain ($3.86 per share) on the sale of assets, substantially all of which relates to the Company's sale of its wireless operations and a $30.5 million pre-tax charge ($.14 per share) attributable to a write-off of the wireless portion of the Company's billing system in development. See Discontinued Operations for additional information.

                                                                      Three months
                                                                   ended September 30,
---------------------------------------------------------------------------------------------
                                                              2003                    2002
---------------------------------------------------------------------------------------------
                                                          (Dollars, except per share amounts,
                                                                and shares in thousands)
Operating income
     Telephone                                          $  172,643                 144,619
     Other                                                  18,138                  14,440
     Corporate overhead costs allocable
       to discontinued operations                                -                  (1,343)
---------------------------------------------------------------------------------------------
                                                           190,781                 157,716
Interest expense                                           (54,360)                (60,021)
Income from unconsolidated cellular entity                   1,736                   1,492
Other income and expense                                    (1,076)                   (573)
Income tax expense                                         (46,102)                (34,025)
---------------------------------------------------------------------------------------------
Income from continuing operations                           90,979                  64,589
Discontinued operations, net of tax                              -                 543,160
---------------------------------------------------------------------------------------------
Net income                                              $   90,979                 607,749
=============================================================================================

Basic earnings per share
     From continuing operations                         $      .63                     .46
     From discontinued operations                       $        -                    3.83
     Basic earnings per share                           $      .63                    4.29

Diluted earnings per share
     From continuing operations                         $      .63                     .45
     From discontinued operations                       $        -                    3.80
     Diluted earnings per share                         $      .63                    4.26

Average basic shares outstanding                           143,897                 141,692
=============================================================================================

Average diluted shares outstanding                         145,171                 142,770
=============================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the three months ended September 30, 2003 and 2002 were as follows:

                                                                           Three months
                                                                        ended September 30,
---------------------------------------------------------------------------------------------
                                                                      2003               2002
---------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                             86.4%              87.9
     Other operations                                                 13.6%              12.1

Operating income
     Telephone operations                                             90.5%              91.7
     Other operations                                                  9.5%               9.2
     Corporate overhead costs allocable
       to discontinued operations                                        -%               (.9)
---------------------------------------------------------------------------------------------

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of September 30, 2003, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for the three months ended September 30, 2003 and 2002 are summarized below.

                                                                  Three months
                                                               ended September 30,
-----------------------------------------------------------------------------------
                                                              2003            2002
-----------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Operating revenues
     Local service                                      $   188,951         169,098
     Network access                                         287,191         249,047
     Other                                                   45,297          42,790
-----------------------------------------------------------------------------------
                                                            521,439         460,935
-----------------------------------------------------------------------------------

Operating expenses
     Plant operations                                       130,098         117,997
     Customer operations                                     41,101          41,161
     Corporate and other                                     65,931          52,774
     Depreciation and amortization                          111,666         104,384
-----------------------------------------------------------------------------------
                                                            348,796         316,316
-----------------------------------------------------------------------------------

Operating income                                        $   172,643         144,619
===================================================================================

      Telephone operating income increased $28.0 million (19.4%) due to an increase in operating revenues of $60.5 million (13.1%) which was partially offset by an increase in operating expenses of $32.5 million (10.3%).

      Of the $19.9 million increase in local service revenues, $16.8 million was due to the Missouri properties acquired from Verizon on August 31, 2002 (from which the Company received revenue contribution for all three months during the third quarter of 2003 as opposed to only one month during the third quarter of 2002). Of the remaining $3.1 million increase, $2.2 million was due to increased provision of custom calling features and $1.2 million was due to increased rates in certain jurisdictions.

      Network access revenues increased $38.1 million in the third quarter of 2003, of which $25.3 million was due to the Missouri properties acquired from Verizon on August 31, 2002. The remaining $12.8 million increase is primarily due to a (i) $7.6 million pre-tax charge recorded in the third quarter of 2002 related to the Company's refund of access charges to interexchange carriers,
(ii) a $3.4 million increase resulting from the revision of prior year revenue settlement agreements and (iii) a $2.5 million increase in the partial recovery of higher operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies.

      Other revenues increased $2.5 million during the third quarter of 2003 primarily due to $4.1 million of revenues from the Missouri properties acquired from Verizon on August 31, 2002. Such increase was partially offset by a $1.1 million decrease in directory revenues.

      Access lines declined 8,700 (0.36%) during the three months ended September 30, 2003 compared to 4,600 (0.26%) during the three months ended September 30, 2002 (exclusive of acquisitions). The Company believes the decline in the number of access lines during 2003 is primarily due to disconnecting service for non-payment and the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% on an annualized basis for 2003.

      Plant operations expenses increased $12.1 million (10.3%), of which $15.9 million was due to the Missouri properties acquired from Verizon on August 31, 2002. Such increase was partially offset by a $1.3 million decrease in engineering expenses and a $1.8 million decrease in repair and maintenance expenses.

      Customer operations expenses remained stable in the third quarter of 2003 compared to the third quarter of 2002. A $4.3 million increase in customer operations expenses due to the Missouri properties acquired from Verizon on August 31, 2002 was offset by a $1.9 million decrease in customer service and information technology expenses and a $1.7 million decrease in salaries and benefits.

      Corporate and other expenses increased $13.2 million (24.9%) in the third quarter of 2003 compared to the third quarter of 2002, primarily due to $7.1 million of expenses from the Missouri properties acquired from Verizon on August 31, 2002, a $3.1 million increase in information technology expenses largely attributable to the Company's billing project described below under "Other Matters" and a $3.4 million increase in the provision for uncollectible receivables. Such increases were partially offset by a $1.2 million decrease in operating taxes.

      Depreciation and amortization increased $7.3 million (7.0%), of which $8.1 million was due to the Missouri properties acquired from Verizon on August 31, 2002.


Other Operations

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations and fiber transport operations. In June 2003, the Company acquired the assets of a fiber optic transport business for $39.4 million cash (which the Company operates under the name LightCore). The operating revenues, expenses and income of the Company's other operations for the three months ended September 30, 2003 and 2002 are summarized below.

                                                                   Three months
                                                                ended September 30,
------------------------------------------------------------------------------------
                                                               2003             2002
------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Operating revenues
     Long distance                                       $   45,207           39,592
     Internet                                                20,469           14,996
     Other                                                   16,637            8,974
------------------------------------------------------------------------------------
                                                             82,313           63,562
------------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                    58,984           45,992
     Depreciation and amortization                            5,191            3,130
------------------------------------------------------------------------------------
                                                             64,175           49,122
------------------------------------------------------------------------------------

Operating income                                         $   18,138           14,440
====================================================================================

      The $5.6 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($7.2 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increase was partially offset by a decrease in the average rate charged by the Company ($1.6 million). The number of long distance customers as of September 30, 2003 and 2002 was 745,200 and 584,900, respectively. Internet revenues increased $5.5 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering. Other revenues increased $7.7 million primarily due to $6.8 million of revenues associated with the Company's LightCore operations.

      Cost of sales and operating expenses increased $13.0 million primarily due to (i) a $6.2 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; (ii) a $4.3 million increase in expenses associated with the Company's LightCore operations and (iii) a $1.7 million increase in expenses associated with the Company's long distance operations (of which $2.2 million was due to increased minutes of use).

      Depreciation and amortization increased $2.1 million (65.8%) primarily due to increased depreciation expense in the Company's CLEC and LightCore businesses.


Interest Expense

      Interest expense decreased $5.7 million (9.4%) in the third quarter of 2003 compared to the third quarter of 2002 due to decreased average debt outstanding and interest savings achieved through hedging activities.


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity increased $244,000 in the third quarter of 2003 due to increased profitability of the cellular partnership in which the Company owns a 49% minority interest.


Income Tax Expense

      The effective income tax rate from continuing operations was 33.6% and 34.5% for the three months ended September 30, 2003 and 2002, respectively. In the third quarter of 2003, the Company recorded a federal income tax benefit of $5.4 million due to the settlement of various issues in connection with the completion of an income tax audit. Such benefit was partially offset by a $5.2 million increase in state income tax expense ($3.4 million net of federal benefit) recorded in the third quarter of 2003 as a result of clarification of an income tax statute in one of the Company's operating states (which expense reflects the retroactive application of the tax to prior quarters).


Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations in exchange for $1.59 billion in cash. As a result, such operations for the three months ended September 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for 2002.

                                                             Three months ended
                                                              September 30, 2002
---------------------------------------------------------------------------------
                                                            Dollars in thousands)

Operating revenues                                              $      38,012
Operating expenses, exclusive of corporate
  overhead costs                                                $     (53,179)
Income from unconsolidated cellular entities                    $       3,934
Minority interest expense                                       $      (1,659)
Gain on sale of discontinued operations                         $     803,905
Other income and (expense)                                      $         190
Income tax expense                                              $    (248,043)
Income from discontinued operations, net of tax                 $     543,160

      Included in operating expenses for the three months ended September 30, 2002 is a $30.5 million charge associated with the write-off of all costs expended to develop the wireless portion of the Company's billing system in development.

      The Company recorded an $803.9 million pre-tax gain on the sale of substantially all of its wireless business in the third quarter of 2002.


                              RESULTS OF OPERATIONS

                  Nine Months Ended September 30, 2003 Compared
                     to Nine Months Ended September 30, 2002

      Net income (and diluted earnings per share) was $262.3 million ($1.82) and $757.3 million ($5.31) for the nine months ended September 30, 2003 and 2002, respectively. Income from continuing operations was $262.3 million for the first nine months of 2003 and $149.2 million for the first nine months of 2002. Diluted earnings per share from continuing operations was $1.82 during the nine months ended September 30, 2003 compared to $1.05 during the nine months ended September 30, 2002.

      Discontinued operations for the nine months ended September 30, 2002 included an $803.9 million pre-tax gain ($3.86 per share) on the sale of assets, substantially all of which relates to the Company's sale of its wireless operations and a $30.5 million pre-tax charge ($.14 per share) attributable to a write-off of the wireless portion of the Company's billing system in development. See Discontinued Operations for additional information.

                                                                      Nine months
                                                                  ended September 30,
--------------------------------------------------------------------------------------------
                                                                2003               2002
--------------------------------------------------------------------------------------------
                                                         (Dollars, except per share amounts,
                                                              and shares in thousands)
Operating income
     Telephone                                            $  518,600                 366,296
     Other                                                    45,335                  31,275
     Corporate overhead costs allocable to
       discontinued operations                                     -                 (11,275)
--------------------------------------------------------------------------------------------
                                                             563,935                 386,296
Interest expense                                            (165,909)               (164,826)
Income from unconsolidated cellular entity                     4,895                   3,852
Nonrecurring gains and losses                                      -                   3,709
Other income and expense                                      (1,034)                   (356)
Income tax expense                                          (139,622)                (79,487)
--------------------------------------------------------------------------------------------
Income from continuing operations                            262,265                 149,188
Discontinued operations, net of tax                                -                 608,091
--------------------------------------------------------------------------------------------
Net income                                                $  262,265                 757,279
============================================================================================

Basic earnings per share
     From continuing operations                           $     1.83                    1.05
     From discontinued operations                         $        -                    4.30
     Basic earnings per share                             $     1.83                    5.36

Diluted earnings per share
     From continuing operations                           $     1.82                    1.05
     From discontinued operations                         $        -                    4.26
     Diluted earnings per share                           $     1.82                    5.31

Average basic shares outstanding                             143,370                 141,324
============================================================================================

Average diluted shares outstanding                           144,481                 142,710
============================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for the nine months ended September 30, 2003 and 2002 were as follows:

                                                                           Nine months
                                                                       ended September 30,
--------------------------------------------------------------------------------------------
                                                                     2003              2002
--------------------------------------------------------------------------------------------
Operating revenues
     Telephone operations                                           87.2%              87.6
     Other operations                                               12.8%              12.4

Operating income
     Telephone operations                                           92.0%              94.8
     Other operations                                                8.0%               8.1
     Corporate overhead costs allocable to
       discontinued operations                                         -%              (2.9)
--------------------------------------------------------------------------------------------

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of September 30, 2003, approximately 91% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas, Washington, Michigan, Louisiana, Colorado, Ohio and Oregon. The operating revenues, expenses and income of the Company's telephone operations for the nine months ended September 30, 2003 and 2002 are summarized below.

                                                                         Nine months
                                                                     ended September 30,
------------------------------------------------------------------------------------------
                                                                   2003               2002
------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Operating revenues
     Local service                                          $   565,599            418,332
     Network access                                             845,999            686,325
     Other                                                      136,191            109,508
------------------------------------------------------------------------------------------
                                                              1,547,789          1,214,165
------------------------------------------------------------------------------------------

Operating expenses
     Plant operations                                           378,587            305,230
     Customer operations                                        124,068            103,484
     Corporate and other                                        189,284            155,269
     Depreciation and amortization                              337,250            283,886
------------------------------------------------------------------------------------------
                                                              1,029,189            847,869
------------------------------------------------------------------------------------------

Operating income                                            $   518,600            366,296
==========================================================================================

      Telephone operating income increased $152.3 million (41.6%) due to an increase in operating revenues of $333.6 million (27.5%) which was partially offset by an increase in operating expenses of $181.3 million (21.4%).

      Of the $147.3 million increase in local service revenues, $132.2 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $15.1 million increase, $6.5 million was due to increased provision of custom calling features and $4.7 million was due to increased rates in certain jurisdictions.

      Network access revenues increased $159.7 million in the first nine months of 2003, of which $147.9 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining $11.8 million increase is primarily due to a (i) $7.6 million pre-tax charge recorded in the third quarter of 2002 related to the Company's refund of access charges to interexchange carriers;
(ii) $6.1 million increase resulting from the revision of prior year revenue settlement agreements; (iii) $4.5 million increase in the partial recovery of higher operating expenses through revenue sharing arrangements in which the Company participates with other telephone companies; and (iv) $3.8 million increase in revenues from the federal Universal Service Fund. Such increases were partially offset by a $8.4 million decrease in intrastate revenues due to
(i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and instant messaging services) and (ii) decreased access rates in certain jurisdictions.

      Other revenues increased $26.7 million during the first nine months of 2003 substantially all of which is due to the properties acquired from Verizon in the third quarter of 2002.

      Access lines declined 19,900 (0.8%) during the nine months ended
September 30, 2003 compared to a decline of 7,100 (0.39%) during the nine months ended September 30, 2002 (exclusive of acquisitions). The Company believes the decline in the number of access lines during 2003 and 2002 is primarily due to soft general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects to incur a decline in access lines of 1 to 2% on an annualized basis for 2003.

      Plant operations expenses increased $73.4 million (24.0%), of which $75.0 million was due to the properties acquired from Verizon in the third quarter of 2002; $3.6 million was due to increased access expenses; and $2.7 million was due to increased salaries and benefits. Such increases were partially offset by a $5.0 million decrease in information technology expenses and a $3.0 million decrease in repair and maintenance expenses.

      During the nine months ended September 30, 2003 customer operations expenses increased $20.6 million (19.9%), of which $23.8 million was due to the properties acquired from Verizon in the third quarter of 2002. Such increase was partially offset by a $2.2 million decrease in salaries and benefits.

      Corporate and other expenses increased $34.0 million (21.9%) primarily due to a $44.0 million increase associated with the properties acquired from Verizon in the third quarter of 2002 and a $5.8 million increase in information technology expenses largely attributable to the Company's billing project described below under "Other Matters". Such increases were partially offset by a $14.3 million decrease in the provision for uncollectible receivables. The first nine months of 2002 were adversely impacted by the establishment of a $15.0 million reserve for uncollectible receivables primarily related to the bankruptcy of MCI (formerly WorldCom, Inc.). The first nine months of 2003 was positively impacted by a $5.0 million reduction in the provision for uncollectible receivables due to the partial recovery of amounts previously written off related to the bankruptcy of MCI.

      Depreciation and amortization increased $53.4 million (18.8%), of which $51.9 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining increase is primarily due to an increase in depreciation expense due to higher levels of plant in service.


Other Operations

      Other operations include the results of continuing operations of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations and fiber transport operations. In June 2003, the Company acquired the assets of a fiber optic transport business for $39.4 million cash (which the Company operates under the name LightCore). The operating revenues, expenses and income of the Company's other operations for the nine months ended September 30, 2003 and 2002 are summarized below.

                                                                       Nine months
                                                                   ended September 30,
---------------------------------------------------------------------------------------
                                                                  2003             2002
---------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Operating revenues
     Long distance                                          $  130,968          105,871
     Internet                                                   58,345           42,263
     Other                                                      37,328           23,818
---------------------------------------------------------------------------------------
                                                               226,641          171,952
---------------------------------------------------------------------------------------

Operating expenses
     Cost of sales and operating expenses                      166,896          130,818
     Depreciation and amortization                              14,410            9,859
---------------------------------------------------------------------------------------
                                                               181,306          140,677
---------------------------------------------------------------------------------------

Operating income                                            $   45,335           31,275
=======================================================================================

      The $25.1 million increase in long distance revenues was primarily attributable to the growth in the number of customers and increased minutes of use ($28.7 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increases were partially offset by a decrease in the average rate charged by the Company ($3.6 million). The number of long distance customers as of September 30, 2003 and 2002 was 745,200 and 584,900, respectively. Internet revenues increased $16.1 million due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering. Other revenues increased $13.5 million primarily due to
(i) $9.3 million of revenues associated with the Company's LightCore operations and (ii) a $3.1 million increase in revenues in the Company's CLEC business primarily due to an increased number of customers, including those acquired in connection with the purchase of certain CLEC operations on February 28, 2002.

      Cost of sales and operating expenses increased $36.1 million primarily due to (i) a $14.0 million increase in expenses associated with the Company's long distance operations (of which $10.3 million was due to increased minutes of use and $1.9 million was due to an increase in marketing expenses); (ii) a $12.6 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers and (iii) a $5.8 million increase in expenses associated with the Company's LightCore operations.

      Depreciation and amortization increased $4.6 million (46.2%) primarily due to increased depreciation expense in the Company's CLEC, Internet and fiber transport businesses (including LightCore).


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity increased $1.0 million in the first nine months of 2003 due to improved profitability of the cellular partnership in which the Company owns a 49% minority interest.


Nonrecurring Gains and Losses

      In the second quarter of 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a Personal Communications Services license.


Income Tax Expense

      The effective income tax rate from continuing operations was 34.7% and 34.8% for the nine months ended September 30, 2003 and 2002, respectively. For additional information, see - "Income Tax Expense" in the discussion above of the Company's third quarter results.


Discontinued Operations

      On August 1, 2002, the Company sold substantially all of its wireless operations in exchange for $1.59 billion in cash. As a result, such operations for the nine months ended September 30, 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for 2002.

                                                                     Nine months
                                                              ended September 30, 2002
--------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Operating revenues                                                  $   246,705
Operating expenses, exclusive of corporate overhead costs           $  (175,447)
Income from unconsolidated cellular entities                        $    25,770
Minority interest expense                                           $    (8,569)
Gain on sale of discontinued operations                             $   803,905
Other income                                                        $       188
Income tax expense                                                  $  (284,461)
Income from discontinued operations, net of tax                     $   608,091

      Included in operating expenses for the nine months ended September 30, 2002 is a $30.5 million charge associated with the write-off of all costs expended to develop the wireless portion of the Company's billing system in development.

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

      In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which provides standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for pre-existing instruments as of the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's financial condition or results of operations.


                         LIQUIDITY AND CAPITAL RESOURCES

      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities from continuing operations was $828.4 million during the first nine months of 2003 compared to $635.0 million during the first nine months of 2002. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the continuing operations of the Company, see Results of Operations.

      Net cash used in investing activities from continuing operations was $298.5 million and $2.503 billion for the nine months ended September 30, 2003 and 2002, respectively. Payments for property, plant and equipment were $14.3 million less in the first nine months of 2003 than in the comparable period during 2002. Capital expenditures for the nine months ended September 30, 2003 were $216.5 million for telephone operations and $40.0 million for other operations. In June 2003, the Company acquired the assets of a fiber transport business for $39.4 million cash (of which $35.6 million was paid at acquisition and the remaining $3.8 million was paid as a deposit in 2002). During the third quarter of 2002, the Company acquired the assets of Verizon's Alabama and Missouri local exchange telephone operations for $2.201 billion cash. During the first quarter of 2002, the Company acquired the assets of certain CLEC operations for $43.8 million cash.

      Net cash used in financing activities from continuing operations was $375.7 million during the first nine months of 2003. Net cash provided by financing activities was $529.0 million during the first nine months of 2002. In May 2002, the Company issued $500 million of Equity Units. In the third quarter of 2002, the Company issued $500 million of 7.875% senior notes, due 2012, and $165 million of 4.75% convertible debentures. Proceeds from the Equity Units, senior notes, convertible debentures, along with proceeds received from the sale of the Company's wireless operations and utilization of its credit facilities, were used to finance the $2.201 billion cash purchase of local exchange telephone assets in Alabama and Missouri from Verizon in the third quarter of 2002 and the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002.

      Budgeted capital expenditures for 2003 total $400 million. See Other Matters for additional expenditures related to the Company's billing system currently under development.

      The following table contains certain information concerning the Company's material contractual obligations as of September 30, 2003.

                                                        Payments due by period
----------------------------------------------------------------------------------------------------------
Total contractual                            Less than                                           After
   obligations                 Total          1 year          1-3 years          4-5 years      5 years
----------------------------------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Long-term debt,
   including current
   maturities and capital
   lease obligations        $ 3,234,545       115,167          431,276 (1)        874,477 (2)  1,813,625
----------------------------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in August 2006.
(2) Includes $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005.

      As of September 30, 2003, the Company had $533.0 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company did not renew its $267 million 364-day facility which expired in July 2003. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At September 30, 2003, the Company had no commercial paper outstanding under such program. At September 30, 2003, the Company held almost $158 million of cash and cash equivalents.

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

      If and when the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not currently expect to record an impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material impact on the Company's results of operations.


Development of Billing System

      The Company is in the process of developing an integrated billing and customer care system to replace its current system. The costs to develop this new system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $158.1 million (before accumulated amortization) at September 30, 2003. The Company began amortizing its billing system costs in early 2003 (over a 20-year period) based on the total number of customers that the Company has migrated to the new system.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. The Company currently expects to complete all phases of the new system no later than mid-2005 at an aggregate capitalized cost in accordance with SOP 98-1 of approximately $200-215 million which will be amortized over 20 years. In addition, the Company expects to incur additional costs related to completion of the project, including (i) approximately $15 million of customer service related and data conversion costs (the majority of which are expected to be incurred in 2004) that will be expensed as incurred and (ii) $10 million of capitalized hardware costs (which will be amortized over a three-year period). The estimates above do not include any amounts for maintenance or on-going support of either the old or new system, and are based on assumptions regarding various future events, several of which are beyond the Company's control. There is no assurance that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write-off part or all of its development costs and further explore its other billing and customer care system alternatives.


Pension and Medical Costs

      The decline in equity markets in recent years, coupled with record low interest rates and rising medical costs, have increased the Company's employee benefits expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses. Through the first nine months of 2003, such costs have increased approximately $17.2 million over the first nine months of 2002 and are expected to trend similarly for the remainder of the year. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired on or after January 1, 2003. In addition, the Company recently announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement medical plan. The amount of the Company's cost savings will be dependent upon the employees' age and years of service at retirement. The Company also lowered its expected long-term return on plan assets for its pension and post-retirement plans to range between 8 and 8.25% for 2003 compared to 8 to 10% for 2002.


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

      At September 30, 2003, the fair value of the Company's long-term debt was estimated to be $3.5 billion based on the overall weighted average rate of the Company's long-term debt of 6.3% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 63 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $148.4 million decrease in the fair value of the Company's long-term debt. As of September 30, 2003, after giving effect to interest rate swaps currently in place, approximately 85% of the Company's long-term debt obligations were fixed rate.

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

      At September 30, 2003, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67% with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At September 30, 2003, the Company realized a rate under these hedges of 4.7%. Interest expense was reduced by $4.0 million during the nine months ended September 30, 2003 as a result of these hedges. The aggregate fair market value of these hedges was $5.3 million at September 30, 2003 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the September 30, 2003 balance sheet. With respect to these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $17.1 million decrease in the fair value of these hedges.

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

      At September 30, 2003, the Company also had outstanding a cash flow hedge associated with $400 million of borrowings incurred in the fourth quarter of 2002 under its $800 million credit facilities. Such hedge expired in October 2003. During the second quarter of 2003, the Company retired all outstanding indebtedness associated with its $800 million credit facilities; therefore, such cash flow hedge was deemed ineffective during the second quarter of 2003 and resulted in a $722,000 unfavorable pre-tax charge to the Company's income for the nine months ended September 30, 2003.

                                     Item 4.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of September 30, 2003. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.


                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.    Legal Proceedings
           -----------------

      On December 26, 2001, AT&T Corp. and one of its subsidiaries filed a complaint in the U.S. District Court for the Western District of Washington (Case No. CV0121512) seeking money damages against CenturyTel of the Northwest, Inc. The plaintiffs claimed, among other things, that CenturyTel of the Northwest, Inc. had breached its obligations under a 1994 stock purchase agreement to indemnify the plaintiffs for various environmental costs and damages relating to properties sold to the plaintiffs under such 1994 agreement. During the third quarter of 2003, the Company reached a settlement agreement with the plaintiffs. Such settlement did not have a material effect on the Company's results of operations.

      Certain other legal proceedings in which the Company is involved are discussed in Part I, Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and Part II, Item 1, of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. From time to time, the Company is involved in other litigation incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition related issues, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.


Item 6:    Exhibits and Reports on Form 8-K
           --------------------------------

      A.   Exhibits
           --------

           3.1 Registrant's Bylaws, as amended through August 26, 2003 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K dated August 26, 2003 and filed on September 2, 2003).

           10.1 Form of Change of Control Agreement dated August 26, 2003 by and between Registrant and Stacey W. Goff (incorporated by reference to Exhibit 10.1(c) of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

           11      Computations of Earnings Per Share.

           31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      B.   Reports on Form 8-K
           -------------------

           The following item was reported in the Form 8-K filed July 31, 2003:

           Item 12. Results of Operations and Financial Condition - News release announcing second quarter 2003 operating results.

           The following items were reported in the Form 8-K filed September 2, 2003:

           Items 5 & 7. Other Events and Regulation FD Disclosure and Exhibits -
                        News release announcing the promotion of two of the Registrant's Officers and Registrant's Bylaws, as amended through August 26, 2003.


                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CenturyTel, Inc.

Date: November 14, 2003                         /s/ Neil A. Sweasy
                                                -----------------------------
                                                Neil A. Sweasy
                                                Vice President and Controller
                                                (Principal Accounting Officer)