Form 10-K
period 2003-12-31
CENTURYTEL INC
filed 2004-03-12
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2003

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

                                  Stock Options
                                (Title of class)

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


The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $5.0 billion as of June 30, 2003. As of February 27, 2004, there were 142,261,540 shares of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished in connection with the 2004 annual meeting of shareholders are incorporated by reference in Part III of this Report.

                                     PART I

Item 1.       Business

      General. CenturyTel, Inc. ("CenturyTel") is a regional integrated communications company engaged primarily in providing local exchange telephone services. For the year ended December 31, 2003, local exchange telephone operations provided 87% of the consolidated revenues from continuing operations of CenturyTel and its subsidiaries (the "Company"). All of the Company's operations are conducted within the continental United States.

      At December 31, 2003, the Company's local exchange telephone subsidiaries operated approximately 2.4 million telephone access lines, primarily in rural, suburban and small urban areas in 22 states, with over 70% of these lines located in Wisconsin, Missouri, Alabama, Arkansas and Washington. According to published sources, the Company is the eighth largest local exchange telephone company in the United States based on the number of access lines served. For more information, see "Telephone Operations."

      The Company also provides long distance, Internet access, fiber transport, competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets. For more information, see "Other Operations."

      Recent acquisitions. In June 2003, the Company acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas, for $39.4 million cash. In addition, in December 2003, the Company acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash. For additional information, see "Other Operations - Fiber Transport."

      On August 31, 2002, the Company purchased assets utilized in serving approximately 350,000 telephone access lines in the state of Missouri from Verizon Communications, Inc. ("Verizon") for approximately $1.179 billion cash. On July 1, 2002, the Company purchased assets utilized in serving approximately 300,000 telephone access lines in the state of Alabama from Verizon for approximately $1.022 billion cash. The assets purchased in these transactions included (i) the franchises authorizing the provision of local telephone service, (ii) related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri and
(iii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges. The acquired assets did not include Verizon's cellular, personal communications services ("PCS"), long distance, dial-up Internet, or directory publishing operations in these areas.

      On February 28, 2002, the Company purchased the fiber network and customer base of KMC Telecom's operations in Monroe and Shreveport, Louisiana which allows the Company to offer broadband and competitive local exchange services to customers in these markets.

      On July 31, 2000 and September 29, 2000, affiliates of the Company acquired assets utilized to provide local exchange telephone service to over 490,000 telephone access lines from Verizon in four separate transactions for approximately $1.5 billion in cash. Under these transactions:

 o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related assets throughout Arkansas for approximately $842 million in cash.

 o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related assets throughout Missouri for approximately $297 million cash. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million. In the fourth quarter of 2003, the Company purchased an additional 24.3% interest in Spectra for $32.4 million in cash.

 o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related assets throughout Wisconsin for approximately $197 million in cash.

 o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related assets throughout Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and operate these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

      In August 2000, the Company acquired the assets of CSW Net, Inc., a regional Internet service provider that offers dial-up and dedicated Internet access, and web site and domain hosting to more than 18,000 customers in 28 communities in Arkansas.

      The Company continually evaluates the possibility of acquiring additional communications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions or dispositions until it has entered into a preliminary or definitive agreement. Although the Company's primary focus will continue to be on acquiring interests that are proximate to its properties or that serve a customer base large enough for the Company to operate efficiently, other communications interests may also be acquired and these acquisitions could have a material impact upon the Company.

      Recent Dispositions. On August 1, 2002, the Company sold substantially all of its wireless operations principally to an affiliate of ALLTEL Corporation ("Alltel") for an aggregate of approximately $1.59 billion in cash. In connection with this transaction, the Company divested its (i) interests in its majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops (the estimated population of licensed cellular telephone markets multiplied by the Company's proportionate equity interest in the licensed operators thereof),
(ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and (iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa. As a result, the Company's wireless operations are reflected as discontinued operations in the Company's accompanying consolidated financial statements.

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

      Where to find additional information. The Company makes available free of charge on its website (www.centurytel.com) filings made with the Securities and Exchange Commission ("SEC") on Forms 10-K, 10-Q and 8-K as soon as reasonably practicable after such filings are made with the SEC.

      The Company also makes available free of charge on its website its Corporate Governance Guidelines, its Corporate Compliance Program and the charters of its audit, compensation, risk evaluation, and nominating and corporate governance committees. The Company will furnish printed copies of these materials upon the request of any shareholder.

      Other. As of December 31, 2003, the Company had approximately 6,720 employees, approximately 1,800 of whom were members of 13 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America. Relations with employees continue to be generally good.

      CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.


                              TELEPHONE OPERATIONS

      According to published sources, the Company is the eighth largest local exchange telephone company in the United States, based on the approximately 2.4 million access lines it served at December 31, 2003. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominantly rural, suburban and small urban markets in 22 states. The following table sets forth certain information with respect to the Company's access lines as of December 31, 2003 and 2002.

                            December 31, 2003                    December 31, 2002
-----------------------------------------------------------------------------------------
                       Number of         Percent of         Number of         Percent of
 State               access lines       access lines       access lines      access lines
-----------------------------------------------------------------------------------------

Wisconsin (1)             478,134             20%               490,116            21%
Missouri (2)              472,884             20                478,207            20
Alabama                   283,501             12                289,015            12
Arkansas                  264,787             11                268,220            11
Washington                186,329              8                188,733             8
Michigan                  111,104              5                112,713             5
Louisiana                 103,726              4                104,408             4
Colorado                   95,726              4                 96,799             4
Ohio                       82,995              3                 84,452             4
Oregon                     75,530              3                 76,751             3
Montana                    64,863              3                 65,666             3
Texas                      46,397              2                 48,931             2
Minnesota                  30,469              1                 30,930             1
Tennessee                  27,084              1                 27,365             1
Mississippi                24,420              1                 24,156             1
New Mexico                  6,512              *                  6,565             *
Idaho                       5,974              *                  5,976             *
Wyoming                     5,669              *                  5,494             *
Indiana                     5,401              *                  5,468             *
Iowa                        2,082              *                  2,099             *
Arizona                     2,000              *                  1,986             *
Nevada                        531              *                    514             *
-----------------------------------------------------------------------------------------
                        2,376,118            100%             2,414,564           100%
=========================================================================================

*     Represents less than 1%.
(1) As of December 31, 2003 and 2002, approximately 59,130 and 61,060, respectively, of these lines were owned and operated by CenturyTel's 89%-owned affiliate.
(2) As of December 31, 2002, approximately 130,740 of these lines were owned and operated by an affiliate of which CenturyTel owned 75.7%.

      As indicated in the following table, the Company has experienced growth in its telephone operations over the past five years, a substantial portion of which was attributable to the third quarter 2002 and third quarter 2000 acquisitions of telephone properties from Verizon and the expansion of services.

                                            Year ended or as of December 31,
----------------------------------------------------------------------------------------
                                2003         2002         2001         2000         1999
----------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Access lines               2,376,118    2,414,564    1,797,643    1,800,565    1,272,867
   % Residential                  76%          76           76           76           75
   % Business                     24%          24           24           24           25
Operating revenues      $  2,071,980    1,733,592    1,505,733    1,253,969    1,126,112
Capital expenditures    $    317,357      319,536      351,010      275,523      233,512
----------------------------------------------------------------------------------------

      As discussed further below, the Company's access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline. To offset these declines, the Company hopes to expand its telephone operations by (i) acquiring additional telephone properties, (ii) providing service to new customers, (iii) increasing network usage, (iv) further penetrating its existing customer base with existing services and (v) providing additional services which may be made possible by advances in technology, improvements in the Company's infrastructure and the bundling of integrated services. See "-Services" and "-Regulation and Competition."

Services

      The Company's local exchange telephone subsidiaries derive revenue from providing (i) local telephone services, (ii) network access services and (iii) other related services. The following table reflects the percentage of telephone operating revenues derived from these respective services:

                                             2003         2002         2001
---------------------------------------------------------------------------
Local service                                36.4%        34.9         32.6
Network access                               54.8         56.1         58.1
Other                                         8.8          9.0          9.3
---------------------------------------------------------------------------
                                            100.0%       100.0        100.0
===========================================================================

      Local service. Local service revenues are derived from providing local exchange telephone services in the Company's service areas, including basic dial-tone service through the Company's regular switched network and local private line services. Access lines declined 1.6% in 2003, 1.1% in 2002 (exclusive of the 2002 Verizon acquisitions) and 0.2% in 2001. The Company believes these declines in the number of access lines were primarily due to general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive service providers, including the Company's DSL product offering. Even as the economy recovers, the Company believes that any rebound in access lines will be limited by continued access line losses caused primarily by the impact of other competitive services. Based on current conditions, the Company expects access lines to decline between 1 and 2% for 2004.

      The use of digital switches, high-speed data circuits and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services (such as data private line, digital subscriber line, frame relay and local area/wide area networks) and to thereby increase utilization of existing access lines. In 2003 the Company continued to expand the availability of enhanced services offered in certain service areas.

      Network access. Network access revenues primarily relate to (i) services provided by the Company to long distance carriers, wireless carriers and other carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) the receipt of universal support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms (see - "Regulation and Competition - High-cost support funds" below). Certain of the Company's interstate network access revenues are based on tariffed access charges prescribed by the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association ("NECA"), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purposes.

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

      AT&T filed a petition with the FCC in December 2003 seeking forbearance from enforcing certain provisions of the Telecommunications Act of 1996 that allows LECs to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. The Company has not recognized any revenues in excess of the authorized rate of return applicable to those carriers who historically have requested refunds pending resolution of the "deemed lawful" tariff issue. The Company will continue to monitor the status of the AT&T petition with the FCC. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

      Other. Other telephone revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance companies and (iii) participating in the publication of local directories.

      Certain large communications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which has resulted and may continue to result in reductions of the Company's billing and collection revenues. In addition, the Company expects its 2004 directory revenues to decline from 2003 levels due to reduced revenues associated with the Verizon properties acquired in 2002.

      For further information on regulatory, technological and competitive changes that could impact the Company's revenues, see "-Regulation and Competition" and "Special Considerations."

Federal Financing Programs

      Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") or the Rural Telephone Bank ("RTB"). The RUS has made long-term loans to telephone companies since 1949 for the purpose of improving telephone service in rural areas. The RUS continues to make new loans at interest rates that range from 5% to 7% based on borrower qualifications and the cost of funds to the United States government. The RTB, established in 1971, makes long-term loans at interest rates based on its average cost of funds as determined by statutory formula (which ranged from 5.7% to 6.1% for the RTB's fiscal year ended September 30, 2003), and in some cases makes loans concurrently with RUS loans. Approximately 25% of the Company's telephone plant is pledged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. The Company's telephone subsidiaries that are indebted to government agencies generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial covenants are met.

      For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.

Regulation and Competition

      Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services. (These LECs are sometimes referred to below as "incumbent LECs" or "ILECs"). Consequently, most of the Company's intrastate telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and its interstate operations have been regulated by the FCC. As discussed in greater detail below, passage of the Telecommunications Act of 1996 (the "1996 Act"), coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by reducing the regulation of LECs and attracting a substantial increase in the number of competitors and capital invested in existing and new services. CenturyTel anticipates that these trends towards reduced regulation and increased competition will continue.

      State regulation. The local service rates and intrastate access charges of substantially all of the Company's telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke franchises authorizing companies to provide communications services. Most commissions have traditionally regulated pricing through "rate of return" regulation that focuses on authorized levels of earnings by LECs. Most of these commissions also (i) regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures, (iii) oversee implementation of several federal telecommunications laws and (iv) regulate various other matters, including certain service standards and operating procedures.

      In recent years, state legislatures and regulatory commissions in most of the 22 states in which the Company operates have either reduced the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Missouri, Alabama, Arkansas and several other states have implemented laws or rulings which require or permit LECs to opt out of "rate of return" regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, subsidiaries operating over half of the Company's access lines in various states have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

      Alternative regulation plans govern some or all of the access lines operated by the Company in Wisconsin, Missouri, Alabama and Arkansas, which are the Company's four largest state markets. The following summary describes the alternative regulation plans applicable to the Company in these states.

     o Approximately 70% of the Company's Wisconsin access lines are regulated under various alternative regulation plans. Each of these alternative regulation plans has a five-year term and permits the Company to adjust local rates within specified parameters if it meets certain quality-of-service and infrastructure-development commitments. These plans also include initiatives designed to promote competition. The Company's Wisconsin access lines acquired in mid-2000 continue to be regulated under "rate of return" regulation.

     o All of the Company's Missouri LECs are regulated under a price-cap regulation plan (effective in 2002) whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased up to 8% annually. The plan also allows LECs to rebalance local basic service rates up to four times in the first four years of such regulation as a result of access rate or toll reductions.

     o Since 1995, the Company's Alabama telephone properties acquired from Verizon in 2002 have been subject to an alternative regulation plan. Under this plan, local rates were frozen initially for five years, after which time such rates can be raised by an amount equal to consumer price index increases less 1%; non-basic service rates can be increased up to 10% per year.

     o In January 2004, the Company's Alabama telephone properties and the other independent LECs in the state filed comments recommending that the Alabama Public Service Commission ("Alabama PSC") adopt an alternative regulation plan, with modifications, proposed by BellSouth. This plan would allow exchanges identified as competitive exchanges full pricing flexibility for all services. Exchanges considered less competitive in nature would have the flexibility to increase basic rates up to 5% a year and increase non-basic rates up to 10% a year. The Company is currently awaiting a decision by the Alabama PSC concerning this proposal.

     o The Company's Arkansas LECs, excluding the properties acquired from Verizon in 2000, are regulated under an alternative regulation plan adopted in 1997, which initially froze basic local and access rates for three years, after which time such rates can be adjusted based on an inflation-based factor. Other local rates can be adjusted without commission approval; however, such rates are subject to commission review if certain petition criteria are met.

      Notwithstanding the movement toward alternative regulation, LECs operating approximately 41% of the Company's total access lines continue to be subject to "rate of return" regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

      FCC regulation. The FCC regulates interstate services provided by the Company's telephone subsidiaries primarily by regulating the interstate access charges that are billed to long distance companies and other communications companies by the Company for use of its network in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services. LECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses.

      Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies. All other LECs may elect to be subject to price-cap regulation. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. In May 1993 the FCC adopted an optional incentive regulatory plan for LECs not subject to price-cap regulation. A LEC electing the optional incentive regulatory plan would, among other things, file tariffs based primarily on historical costs and not be allowed to participate in the relevant NECA pooling arrangements. The Company has not elected price-cap regulation or the optional incentive regulatory plan for its incumbent operations. However, the properties acquired from Verizon in 2002 are operated under price-cap regulation. In connection with this acquisition, the Company obtained a waiver of the FCC's "all or nothing" rule. This waiver is valid until the FCC reviews the future appropriateness of the "all or nothing" rule. Absent the waiver, present FCC rules require a carrier that purchases access lines subject to price-cap regulation to convert all of its properties to price-cap regulation.

      In 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return LECs. This order, among other things,
(i) increased the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allowed limited SLC deaveraging, which enhanced the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowered per minute rates collected for federal access charges; (iv) created a new explicit universal service support mechanism that replaced other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas and (v) preserved the historic 11.25% authorized interstate return rate for rate of return LECs. The effect of this order on the Company was revenue neutral for interstate purposes, but did result in a reduction in intrastate revenues in Arkansas and Ohio (where intrastate access rates must mirror the interstate access rates).

      The FCC is currently examining several issues that could have a substantial impact on the Company's revenues, including a broad inquiry initiated in 2001 into all currently regulated forms of intercarrier compensation. As discussed further below, certain providers of competitive communications services are not required to compensate ILECs for the use of their networks. The Company relies on access revenues as an important source of revenues. Depending on the final outcome of the FCC's intercarrier compensation issue, the Company could suffer a material loss of access revenues.

      All forms of federal support available to ILECs are currently available to any local competitor that qualifies as an "eligible telecommunications carrier." This support could encourage additional competitors to enter the Company's high-cost service areas, and, as discussed further below, place financial pressure on the FCC's support programs.

      High-cost support funds, revenue sharing arrangements and related matters. A significant number of the Company's telephone subsidiaries recover a portion of their costs under federal and state cost recovery mechanisms that traditionally have allowed LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas.

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. During 2003 and 2002 the Company's telephone subsidiaries received $199.2 million and $192.4 million, respectively, from the federal Universal Service High Cost Loop Fund, representing 8.4% and 9.8%, respectively, of the Company's consolidated revenues from continuing operations for 2003 and 2002. The Company anticipates its 2004 revenues from the federal Universal Service High Cost Loop Fund will be lower than 2003 levels due to increases in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. Wireless and other competitive service providers continue to seek eligible telecommunications carrier ("ETC") status in order to be eligible to receive Universal Service Fund support, which is placing additional financial pressure on the amount of money needed to provide support to all eligible service providers, including support payments the Company receives from the High Cost Loop Fund. As a result of the limited growth in the size of the High Cost Loop Fund and changes in requests for support from the Universal Service Fund, the Company has no assurance it will continue to receive payments from the Universal Service Fund commensurate with those received in the past.

      In late 2002, the FCC requested that the Federal-State Joint Board ("FSJB") on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers. On February 7, 2003, the FSJB issued a notice for public comment on whether present rules fulfill their purpose and whether or not modifications are needed. On February 27, 2004, the FSJB sent the FCC a series of recommendations concerning the process of designating ETCs and suggestions for gaining better control over the disbursement of high-cost universal service support in markets where one or more ETCs are present. Specifically, the FSJB recommended that the FCC adopt permissive federal guidelines designating service and operational criteria for states to consider using in proceedings to designate ETC's. The FSJB also recommended that the FCC limit the scope of high-cost support to a single connection that provides access to the public telephone network. However, the FSJB did not specify a process for determining which single connection should be used or how best to address the numerous administrative issues associated with a single connection. The FSJB declined to recommend that the FCC modify the methodology used to calculate support in study areas with multiple ETCs, instead recommending that the FSJB and the FCC consider possible modifications to the basis of support as part of an overall review of the high-cost support mechanism for rural and non-rural carriers sometime in 2006. The FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, including opening a docket that will change the method of funding contributions. The FCC is still considering various contribution methodologies prior to issuing an order. The Congress is also exploring various universal service issues ranging from targeted universal service legislation to re-writing the 1996 Act. The Company has been and will continue to be active in monitoring these developments.

      In addition, the Company's telephone subsidiaries received $33.3 million and $31.7 million in 2003 and 2002, respectively, from intrastate support funds.

      In January 2003, the Louisiana Public Service Commission directed its staff to review the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. A recommendation by the Commission staff is not expected until late 2004. The Company currently receives approximately $21 million from the LOS Fund each year. There can be no assurance that this funding will remain at current levels.

      Some of the Company's telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See "- State Regulation." There can be no assurance that these states will continue to provide for cost recovery at current levels.

      The FCC requires all communications carriers providing interstate telecommunications services, including the Company's LECs and long distance operations, to contribute to programs to provide discounted telecommunications services to schools, libraries and rural health care providers. The Company's contributions by its LEC and long distance operations, both of which the Company itemizes as separate charges on its customer's bills, was approximately $20.6 million and $6.6 million, respectively, in 2003, and $10.6 million and $4.4 million, respectively, in 2002.

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

      Certain long distance carriers continue to request that certain of the Company's LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. See "-Services - Network Access" above for additional information.

      Developments affecting competition. The communications industry continues to undergo fundamental changes which are likely to significantly impact the future operations and financial performance of all communications companies. Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the telephone industry in recent years. As a result, the Company increasingly faces competition from providers seeking to use the Company's network and from providers offering competitive services.

      The 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition, imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate their physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. During 2003, the FCC released new rules which outline the obligations of incumbent LECs to lease elements of their circuit-switched networks on an unbundled basis to competitors. The new framework eliminates the prior obligation of incumbent LECs to lease their high-speed data lines to competitors. Incumbent LECs will remain obligated to offer other telecommunications services to resellers at wholesale rates. These wholesale rates are based on a forward-looking cost model and other terms that substantially limit the profitability of these arrangements to incumbent LECs. This new rule also provides for a significant role of state regulatory commissions in implementing these new guidelines and establishing wholesale service rates. On March 2, 2004, a federal district court of appeals overturned the rules previously adopted by the FCC requiring LECs to provide competitors with discounted access to the LECs networks. The court also ruled that the FCC should not have given states the authority previously granted. It is expected that such decision will be appealed to the Supreme Court. During 2003, the FCC also sought public comments on whether it should make additional changes to its interconnection regulations, and instituted a comprehensive review of its methodologies for establishing wholesale rates.

      Under the 1996 Act's rural telephone company exemption, approximately 50% of the Company's telephone access lines are exempt from certain of the 1996 Act's interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. Management believes that competition in its telephone service areas has increased and will continue to increase as a result of the 1996 Act and the FCC's interconnection rulings. While competition through use of the Company's network is still limited in most of its markets, the Company expects to receive additional interconnection requests in the future from a variety of resellers and facilities-based service providers.

      In addition to these changes in federal regulation, all of the 22 states in which the Company provides telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.

      As a result of these regulatory developments, ILECs increasingly face competition from competitive local exchange carriers ("CLECs"), particularly in high population areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased substantially in recent years, especially in the Company's Verizon markets acquired in 2002 and 2000. The Company anticipates that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

     Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several large cable television and telephone companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers can offer services at prices substantially below those currently charged for traditional local and long distance telephone services for several reasons, including lower network cost structures and the current ability of VoIP providers to use ILECs' networks without paying access charges. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. There can be no assurance that this rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for the Company's customers.

      Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service. This trend is particularly evident among younger customers and in urban areas. The Company anticipates this trend will continue, particularly if wireless service rates continue to decline and the quality of wireless service in the Company's markets improves. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.

      In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs' networks or switching services. Other potential sources of competition include noncarrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on a few of the ILECs' access lines. The Company anticipates that all these trends will continue and lead to increased competition with the Company's LECs.

      In November 2003, the FCC adopted rules requiring companies to allow their customers to keep their wireline or wireless phone number when switching to another service provider (generally referred to as "local number portability"). For several years, customers have been able to retain their numbers when switching their local service between wireline carriers. The new rules now require local number portability between wireline and wireless carriers. This requirement went into effect November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Areas ("MSAs"). The new requirement will go into effect May 24, 2004 for wireline carriers operating in markets smaller than the top 100 MSAs. The majority of the Company's wireline operations are conducted in markets below the top 100 MSAs. Local number portability may increase the number of customers who choose to completely forego the use of traditional wireline phone service, although the Company believes that it is too early to fully assess the rule's impact. The costs to comply with the requirements of local number portability, net of the amount that is recoverable through the ratemaking process, are not expected to have a material impact on the Company's results of operations.

      Historically, ILECs had little or no competition associated with intra-LATA long distance calls in their service areas. Principally as a result of recent state regulatory changes, companies offering competing toll services have emerged in the Company's local exchange markets.

      Significant competitive factors include pricing, packaging of services and features, quality of service and meeting customer needs such as simplified billing and timely response to service calls.

      As the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects. Many companies currently providing or planning to provide competitive communication services have substantially greater financial and marketing resources than the Company, and several are not subject to the same regulatory constraints as the Company.

      The Company anticipates that the traditional operations of LECs will continue to be impacted by continued regulatory and technological developments affecting the ability of LECs to provide new services and the capability of long distance companies, CLECs, wireless companies, cable television companies, VoIP providers and others to provide competitive LEC services. Competition relating to traditional LEC services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company operates. The Company intends to actively monitor these developments, to observe the effect of emerging competitive trends in larger markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

      The Company anticipates that industry changes and competitive pressures will continue to place downward pressure on its telephone revenues. However, the Company anticipates that such reductions may be limited by increases in revenues attributable to the continued demand for enhanced services and new product offerings. The Company expects its telephone revenues to decline in 2004 due to continued access line losses and reduced network access revenues; however, the Company expects its consolidated revenues to increase in 2004 primarily due to increased revenues from its newly-acquired LightCore operations and expected increased demand for its long distance, fiber transport, DSL and other nonregulated product offerings, as discussed further below.

                                OTHER OPERATIONS

      The Company provides long distance, Internet access, competitive local exchange services, fiber transport, security monitoring, and other communications and business information services in certain local and regional markets. The results of these operations, which accounted for 13% of the Company's consolidated revenues from continuing operations during 2003, are reflected for financial reporting purposes as "Other operations." Additional data on the Company's long distance and Internet access services is provided in the table below.

                                            Year ended or as of December 31,
--------------------------------------------------------------------------------------
                                 2003         2002        2001        2000        1999
--------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Long distance operations
   Operating revenues      $  173,884      146,536     117,363     104,435      83,087
   Customers                  769,766      648,797     465,872     363,307     303,722
     % Residential                 90%          90          91          91          91
     % Business                    10%          10           9           9           9
Internet operations
   Operating revenues      $   79,933       58,665      39,057      23,491      16,818
   Customers                  215,548      179,440     144,817     108,700      68,392
     % Dial-Up Service             65%          73          84          95         100
     % DSL Service                 35%          27          16           5           -
--------------------------------------------------------------------------------------

      Long distance. In 1996 the Company began marketing long distance service in its equal access telephone operating areas. At December 31, 2003, the Company provided long distance services to nearly 770,000 customers. The Company owns and operates switches in LaCrosse, Wisconsin, Shreveport, Louisiana and Vancouver, Washington, which are utilized to provide long distance services.
The Company anticipates that most of its long distance service revenues will be provided as part of an integrated bundle with the Company's other service offerings, including its local exchange telephone service offering.

      Internet access. The Company began offering traditional dial-up Internet access services to its telephone customers in 1995. In late 1999, the Company began offering digital subscriber line ("DSL") Internet access services, a high-speed premium-priced data service. As of December 31, 2003, approximately 63% of the Company's access lines were DSL-enabled.

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

      Fiber transport. During the second quarter of 2001, the Company began selling capacity to other carriers and businesses over a 700-mile fiber optic ring that the Company constructed in southern and central Michigan. In June 2003, the Company acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas, for $39.4 million cash. The Company has used the network to sell services to new and existing customers and to reduce the Company's reliance on third party transport providers. In addition, in December 2003, the Company acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash to provide services similar to those described above. The Company operates the assets acquired from both transactions under the name LightCore. As of December 31, 2003, LightCore's network encompassed more than 6,500 route miles of lit fiber in the central United States.

      Security monitoring. The Company offers 24-hour burglary and fire monitoring services to approximately 8,600 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

      The Company also provides audiotext services; printing, database management and direct mail services; and cable television services. From time to time the Company also makes investments in other domestic or foreign communications companies, the most significant of which is an interest in a start-up satellite service company.

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

                               OTHER DEVELOPMENTS

      The Company is in the process of developing an integrated billing and customer care system which will provide the Company with, in addition to standard billing functionality currently being provided by its legacy system, custom built hardware and software technology for more efficient and effective customer care, billing and provisioning systems. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $163.5 million (before accumulated amortization) at December 31, 2003. The Company began amortizing its billing system costs in early 2003 (over a 20-year period) based on the total number of customers that the Company has migrated to the new system.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. The Company currently expects to complete all phases of the new system no later than mid-2005 at an aggregate capitalized cost in accordance with SOP 98-1 of approximately $200-215 million (exclusive of previously-disclosed write-offs). In addition, the Company expects to incur additional costs related to completion of the project, including (i) approximately $15 million of customer service related and data conversion costs (the majority of which are expected to be incurred in 2004) that will be expensed as incurred and (ii) $10 million of capitalized hardware costs (which will be amortized over a three-year period). The estimates above do not include any amounts for maintenance or on-going support of either the old or new system, and are based on assumptions regarding various future events, several of which are beyond the Company's control. There is no assurance that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write off part or all of its development costs and further explore its other billing and customer care system alternatives.

                             SPECIAL CONSIDERATIONS

Risk Factors

o     We face competition, which could adversely affect us.

      As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive, and we expect these trends to continue. The number of companies that have requested authorization to provide traditional local exchange service in our markets has increased in recent years, and we anticipate that others will take similar action in the future. Recent technological developments have led several competitors to substantially increase their service offerings, often at prices substantially below those charged for traditional phone services. Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially as wireless owners expand and improve their network coverage and continue to lower their prices.

      We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. We cannot predict which future technologies, products or services will be important to maintain our competitive position or what funding will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on how well we market our products and services, and on our ability to anticipate and respond to various competitive and technological factors affecting the industry, including a changing regulatory environment that may affect us differently from our competitors, new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors.

      Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. In addition, some of our competitors can conduct operations or raise capital at a lower cost than we can, are subject to less regulation, or have substantially stronger brand names. Consequently, some competitors may be able to charge lower prices for their products and services, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services than we can.

      Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers shifting to less profitable services, (iii) our need to lower prices or increase marketing expenses to remain competitive and (iv) our inability to diversify by offering new products or services.

o     We could be harmed by rapid changes in technology.

      The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost. Rapid changes in technology could result in the development of products or services that compete with or displace those offered by traditional LECs. If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

o Our industry is highly regulated, and continues to undergo various fundamental regulatory changes.

      As a diversified full service incumbent local exchange carrier, or ILEC, we have traditionally been subject to significant regulation from federal, state and local authorities. This regulation imposes substantial compliance costs on us and restricts our ability to raise rates, to compete and to respond rapidly to changing industry conditions. In recent years, the communications industry has undergone various fundamental regulatory changes that have generally reduced the regulation of telephone companies and permitted competition in each segment of the telephone industry. These and subsequent changes could adversely affect us by reducing the fees that we are permitted to charge, altering our tariff structures, or otherwise changing the nature of our operations and competition in our industry. Recent rule changes that permit customers to retain their wireline or wireless number when switching to another service provider could increase the number of our customers who choose to disconnect their wireline service from us. Other pending rulemakings could have a substantial impact on our operations, including in particular rulemakings on intercarrier compensation, universal service, interconnection terms and resale rates. Litigation and different objectives among federal and state regulators could create uncertainty and delay our ability to respond to new regulations. Moreover, changes in tax laws, regulations or policies could increase our tax rate, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls. We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

o     We cannot assure you of growth in our core business.

      Due to the above-cited changes, the ILEC industry has recently experienced a decline in access lines and long distance minutes of use. While we have not suffered as much as a number of other ILECs from recent industry challenges, the recent decline in access lines and long distance usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely effect our core business and future prospects.

      We have traditionally sought growth largely through acquisitions of properties similar to those currently operated by us. However, we cannot assure you that properties will be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or competitive pressures that are new or different from those historically applicable to our incumbent properties. Moreover, we cannot assure you that we will be able to arrange additional financing on terms acceptable to us.

o     Our future results will suffer if we do not effectively manage our growth.

      Recently, we have rapidly expanded our operations primarily through acquisitions and new product and service offerings, and we intend to pursue similar growth opportunities in the future. Our future success depends, in part, upon our ability to manage our growth, including our ability to:

      o       upgrade our billing and other information systems

      o retain and attract technological, managerial and other key personnel

      o effectively manage our day to day operations while attempting to execute our business strategy of expanding our wireline operations and our emerging businesses

      o realize the projected growth and revenue targets developed by management for our newly acquired and emerging businesses, and

      o continue to identify new acquisition or growth opportunities that we can finance, consummate and operate on attractive terms.

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

o     We cannot assure you that our new billing system will be successful.

      We are developing a new integrated billing and customer care system.
The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. As discussed further herein, we expect our aggregate capitalized costs associated with the billing system to total $200-215 million (exclusive of previously-disclosed write-offs) upon completion of the system. Although we expect to complete all phases of the system no later than mid-2005, we cannot assure you that this deadline (or our budget) will be met or that the system will function as anticipated. If the system does not function as anticipated, we may have to write off part or all of our development costs.

o     We are reliant on support funds provided under federal and state laws.

      We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us. Unless the FCC can obtain additional funding sources for the Universal Service Fund, we cannot assure you that we will continue to receive payments from the Fund commensurate with those received in the past.

o     We could be affected by certain changes in labor matters.

      At December 31, 2003, approximately 27% of our employees were members of 13 separate bargaining units represented by two different unions. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. We cannot predict the outcome of these negotiations. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.

o     We have a substantial amount of indebtedness.

      Principally as a result of our recent acquisitions, we have a substantial amount of indebtedness. This could hinder our ability to adjust to changing market and economic conditions, as well as our ability to access the capital markets to refinance maturing debt in the ordinary course of business. In connection with executing our business strategies, we are continuously evaluating the possibility of acquiring additional communications assets, and we may elect to finance acquisitions by incurring additional indebtedness. If we incur significant additional indebtedness, our credit ratings could be adversely affected. As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.

o     We cannot assure you that we will obtain sufficient capital to expand.

      To respond to the competitive challenges discussed above, we may be required to raise substantial additional capital to finance acquisitions or new product or service offerings. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to raise additional financing on terms acceptable to us or at all.

o We could be harmed by the adverse developments affecting other communications companies.

      During the past couple of years, WorldCom, Inc. and several other large communications companies declared bankruptcy or suffered financial difficulties. Likewise, a number of our suppliers have recently experienced financial challenges, which could cause us to experience delays, interruptions or additional expenses associated with upgrading and expanding our information systems and networks and offering new products and services. Continued weakness in the communications industry could have additional future adverse effects on us, including reducing our ability to collect receivables and to access the capital markets on favorable terms.

o Our agreements and organizational documents and applicable law could limit another party's ability to acquire us at a premium.

      Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of March 8, 2004, the holders of our ten-vote shares held approximately 40% of our total voting power. In addition, a number of other provisions in our agreements and organizational documents, including our shareholder rights plan, and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors. This could deprive our shareholders of any related takeover premium.


      Forward-Looking Statements

      This report on Form 10-K and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements, including without limitation statements with respect to our anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives that are highlighted by words such as "expects," "anticipates," "intends," "plans," "believes," "projects," "seeks," "estimates," "hopes," "should," and "may," and variations thereof and similar expressions. Such forward-looking statements are based upon our judgment and assumptions as of the date of this report concerning future developments and events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

o the extent, timing, success and overall effects of competition from wireless carriers, VoIP providers, CLECs, cable television companies and others, including without limitation the risks that these competitors may offer less expensive or more innovative products and services.

o the risks inherent in rapid technological change, including without limitation the risk that new technologies will displace our products and services.

o the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from the FCC's regulations relating to local number portability, interconnection and other matters, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings that could impact our competitive position, compliance costs, capital expenditures or prospects, and (iii) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate LECs operating in high-cost markets.

o our ability to effectively manage our growth, including without limitation our ability to (i) integrate newly-acquired operations into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets, (iv) successfully upgrade our billing and other information systems in a timely and cost-efficient manner and (v) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

o possible changes in the demand for, or pricing of, our products and services, including without limitation (i) reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors, (ii) reduced demand for second lines and
      (iii) reduced demand for our access services.

o our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) expand successfully our long distance and Internet offerings to new or acquired markets and (ii) offer bundled service packages on terms attractive to our customers.

o our ability to collect receivables from financially troubled communications companies.

o regulatory limits on our ability to change the prices for telephone services in response to industry changes.

o impediments to our ability to expand through attractively priced acquisitions, whether caused by regulatory limits, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers.

o the possible need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors.

o the lack of assurance that we can compete effectively against better-capitalized competitors.

o     the impact of terrorist attacks on our business.

o other risks referenced in this report and from time to time in our other filings with the Securities and Exchange Commission.

o     the effects of more general factors, including without limitation:

      --   changes in general industry and market conditions and growth rates
      --   changes in labor conditions, including workforce levels and labor negotiations
      --   changes in interest rates or other general national, regional or local economic conditions
      --   changes in legislation, regulation or public policy, including changes in federal rural financing programs or changes that increase our tax rate
      --   increases in capital, operating, medical or administrative costs, or the impact of new business opportunities requiring significant up-front investments
      --   the continued availability of financing in amounts, and on terms and conditions, necessary to support our operations
      --   changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis
      --   changes in our senior debt ratings
      --   unfavorable outcomes of regulatory or legal proceedings, including rate proceedings
      --   losses or unfavorable returns on our investments in other
      communications companies
      --   delays in the construction of our networks
      --   changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles.

      For additional information, see the description of our business included above, as well as Item 7 of this report. Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur. Accordingly, you are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date made. We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, or otherwise.

                                  OTHER MATTERS

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2003 have not been material and the Company currently has no reason to believe that such costs will become material.

      For additional information concerning the business and properties of the Company, see Item 7 elsewhere herein, and the Consolidated Financial Statements and notes 2, 5, 6, 13, and 18 thereto set forth in Item 8 elsewhere herein.

Item 2.       Properties.

      The Company's properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2003 and 2002, the Company's gross property, plant and equipment of approximately $7.2 billion and $6.9 billion, respectively, consisted of the following:

                                                                December 31,
                                                           2003             2002
--------------------------------------------------------------------------------
Telephone operations
      Cable and wire                                       52.9%            53.0
      Central office                                       31.1             31.3
      General support                                       6.8              6.9
      Information origination/termination equipment         0.6              0.6
      Construction in progress                              0.3              0.5
      Other                                                 0.1              0.1
--------------------------------------------------------------------------------
                                                           91.8             92.4
--------------------------------------------------------------------------------

Other operations                                            8.2              7.6
--------------------------------------------------------------------------------

                                                          100.0%           100.0
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

      The Company's property in its Other Operations consist primarily of (i) corporate general support assets, (ii) fiber transport assets and (iii) equipment to provide competitive local exchange and Internet access services.

      For further information on the location and type of the Company's properties, see the descriptions of the Company's operations in Item 1.


Item 3.       Legal Proceedings.

      In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 29, 2002 in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that the Company unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in the Company's telephone markets. The Court has not yet ruled on the plaintiffs' certification motion, and has not yet set a date to resolve this issue. Given the current status of this case, the Company cannot estimate the potential impact, if any, that this case will have on its results of operations.

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

                                           Sales prices            Dividend per
                                       -------------------
                                        High          Low          common share
                                       ------        -----         ------------
2003:
      First quarter                  $   31.79       25.25              .0550
      Second quarter                 $   35.90       27.33              .0550
      Third quarter                  $   35.85       32.45              .0550
      Fourth quarter                 $   36.76       30.09              .0550

2002:
      First quarter                  $   35.50       28.80              .0525
      Second quarter                 $   34.45       27.00              .0525
      Third quarter                  $   30.60       21.13              .0525
      Fourth quarter                 $   31.65       22.35              .0525


      Common stock dividends during 2003 and 2002 were paid each quarter.
As of February 27, 2004, there were approximately 4,530 stockholders of record of CenturyTel's common stock. As of March 8, 2004, the closing stock price of CenturyTel common stock was $28.95.

      For information regarding shares of CenturyTel common stock authorized for issuance under CenturyTel's equity compensation plans, see Item 12.


Item 6.       Selected Financial Data.

      The following table presents certain selected consolidated financial data (from continuing operations) as of and for each of the years ended in the five-year period ended December 31, 2003:

Selected Income Statement Data

                                                                Year ended December 31,
                                       ----------------------------------------------------------------
                                              2003          2002        2001        2000        1999
                                       ----------------------------------------------------------------
                                                      (Dollars, except per share amounts, and
                                                           shares expressed in thousands)
Operating revenues
      Telephone                       $  2,071,980     1,733,592   1,505,733   1,253,969   1,126,112
      Other                                308,765       238,404     173,771     148,388     128,288
                                       ----------------------------------------------------------------
Total operating revenues              $  2,380,745     1,971,996   1,679,504   1,402,357   1,254,400
                                       ================================================================

Operating income
      Telephone                       $    688,114       543,113     423,420     376,290     351,559
      Other                                 62,282        43,568      22,098      31,258      22,580
      Corporate overhead costs
       allocable to discontinued
       operations                                -       (11,275)    (20,213)    (21,411)    (19,416)
                                       ----------------------------------------------------------------
Total operating income                $    750,396       575,406     425,305     386,137     354,723
                                       ================================================================

Nonrecurring gains and
 losses, net (pre-tax)                $          -         3,709      33,043           -      11,284
                                       ================================================================

Income from continuing operations     $    344,707       193,533     149,081     127,474     134,038
                                       ================================================================

Basic earnings per share from
 continuing operations                $       2.40          1.36        1.06         .91         .96
                                       ================================================================

Basic earnings per share from
 continuing operations, as
 adjusted for goodwill
 amortization                         $       2.40          1.36        1.39        1.17        1.19
                                       ================================================================

Diluted earnings per share from
 continuing operations                $       2.38          1.35        1.05         .90         .95
                                       ================================================================

Diluted earnings per share from
 continuing operations, as
 adjusted for goodwill
 amortization                         $       2.38          1.35        1.37        1.16        1.17
                                       ================================================================

Dividends per common share            $        .22           .21         .20         .19         .18
                                       ================================================================

Average basic shares outstanding           143,583       141,613     140,743     140,069     138,848
                                       ================================================================

Average diluted shares
 outstanding                               144,700       142,879     142,307     141,864     141,432
                                       ================================================================

Selected Balance Sheet Data

                                                                    December 31,
                                       ------------------------------------------------------------------
                                              2003         2002         2001         2000          1999
                                       ------------------------------------------------------------------
                                                               (Dollars in thousands)
Net property, plant and
 equipment                            $  3,455,481    3,531,645    2,736,142    2,698,010    2,000,789
Goodwill                              $  3,425,001    3,427,281    2,087,158    2,108,344    1,267,908
Total assets                          $  7,895,852    7,770,408    6,318,684    6,393,290    4,705,407
Long-term debt                        $  3,109,302    3,578,132    2,087,500    3,050,292    2,075,212
Stockholders' equity                  $  3,478,516    3,088,004    2,337,380    2,032,079    1,847,992
                                       ------------------------------------------------------------------

      See Items 7 and 8 for a discussion of the Company's discontinued wireless operations.

      The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 2003:

                                                              Year ended December 31,
                                       ----------------------------------------------------------------
                                              2003         2002         2001         2000        1999
                                       ----------------------------------------------------------------

Telephone access lines                   2,376,118    2,414,564    1,797,643    1,800,565   1,272,867
Long distance customers                    769,766      648,797      465,872      363,307     303,722
                                       ----------------------------------------------------------------

      See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.


Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

                             Results of Operations

                                    Overview

      CenturyTel, Inc. ("CenturyTel") and its subsidiaries is a regional integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 22 states. For the year ended December 31, 2003, local exchange telephone operations provided 87% of the consolidated revenues of CenturyTel and its subsidiaries (the "Company"). The Company's local exchange telephone operations derive revenues from providing (i) local telephone services, (ii) network access services and
(iii) other related services.

      On July 1, 2002, the Company acquired the local exchange telephone operations of Verizon Communications, Inc. ("Verizon") in the state of Alabama for approximately $1.022 billion cash. On August 31, 2002, the Company acquired the local exchange telephone operations of Verizon in the state of Missouri for approximately $1.179 billion cash. The results of operations for the Verizon assets acquired are reflected in the Company's consolidated results of operations subsequent to each respective acquisition. See "Acquisitions" below and Note 2 of Notes to Consolidated Financial Statements for additional information. During 2003, the Company also acquired fiber transport assets in five central U.S. states (which the Company operates under the name LightCore) for $55.2 million cash.

      On August 1, 2002, the Company sold substantially all of its wireless operations principally to an affiliate of ALLTEL Corporation ("Alltel") in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the years ended December 31, 2002 and 2001 have been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

      During the three years ended December 31, 2003, the Company has acquired and sold various other operations, the impact of which has not been material to the financial position or results of operations of the Company.

      The net income of the Company for 2003 was $344.7 million, compared to $801.6 million during 2002 and $343.0 million during 2001. Diluted earnings per share for 2003 was $2.38 compared to $5.61 in 2002 and $2.41 in 2001. Income from continuing operations (and diluted earnings per share from continuing operations) was $344.7 million ($2.38), $193.5 million ($1.35) and $149.1 million ($1.05) for 2003, 2002 and 2001, respectively. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), amortization of goodwill ceased effective January 1, 2002. If the results of operations for the year ended December 31, 2001 been subject to the provisions of SFAS 142, income from continuing operations (and diluted earnings per share) would have been $195.4 million ($1.37) and net income (and diluted earnings per share) would have been $399.3 million ($2.81).

Year ended December 31,                                  2003        2002         2001
-----------------------------------------------------------------------------------------
                                                      (Dollars, except per share amounts,
                                                           and shares in thousands)
Operating income
     Telephone                                   $    688,114     543,113      423,420
     Other                                             62,282      43,568       22,098
     Corporate overhead costs allocable
      to discontinued operations                            -     (11,275)     (20,213)
-----------------------------------------------------------------------------------------
                                                      750,396     575,406      425,305
Interest expense                                     (226,751)   (221,845)    (225,523)
Income from unconsolidated cellular entity              6,160       5,582        7,592
Nonrecurring gains and losses, net                          -       3,709       33,043
Other income and expense                                2,154     (63,814)          32
Income tax expense                                   (187,252)   (105,505)     (91,368)
-----------------------------------------------------------------------------------------
Income from continuing operations                     344,707     193,533      149,081
Discontinued operations, net of tax                         -     608,091      193,950
-----------------------------------------------------------------------------------------
Net income                                       $    344,707     801,624      343,031
=========================================================================================
Net income, as adjusted for goodwill
 amortization                                    $    344,707     801,624      399,297
=========================================================================================

Basic earnings per share
     From continuing operations                  $       2.40        1.36         1.06
     From continuing operations, as
      adjusted for goodwill amortization         $       2.40        1.36         1.39
     From discontinued operations                $          -        4.29         1.38
     From discontinued operations, as
      adjusted for goodwill amortization         $          -        4.29         1.45
     Basic earnings per share                    $       2.40        5.66         2.43
     Basic earnings per share, as
      adjusted for goodwill amortization         $       2.40        5.66         2.83

Diluted earnings per share
     From continuing operations                  $       2.38        1.35         1.05
     From continuing operations, as
      adjusted for goodwill amortization         $       2.38        1.35         1.37
     From discontinued operations                $          -        4.26         1.36
     From discontinued operations, as
      adjusted for goodwill amortization         $          -        4.26         1.43
     Diluted earnings per share                  $       2.38        5.61         2.41
     Diluted earnings per share, as
      adjusted for goodwill amortization         $       2.38        5.61         2.81

Average basic shares outstanding                      143,583     141,613      140,743
=========================================================================================
Average diluted shares outstanding                    144,700     142,879      142,307
=========================================================================================

      Contributions to operating revenues and operating income by the Company's telephone and other operations for each of the years in the three-year period ended December 31, 2003 were as follows:

Year ended December 31,                       2003       2002        2001
--------------------------------------------------------------------------
Operating revenues
   Telephone operations                       87.0%      87.9        89.7
   Other operations                           13.0%      12.1        10.3
Operating income
   Telephone operations                       91.7%      94.4        99.6
   Other operations                            8.3%       7.6         5.2
   Corporate overhead costs allocable
    to discontinued operations                   -%      (2.0)       (4.8)
--------------------------------------------------------------------------

      In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff, and successfully upgrading its billing and other information systems; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 included herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

Telephone Operations

      The Company conducts its telephone operations in rural, suburban and small urban communities in 22 states. As of December 31, 2003, approximately 70% of the Company's 2.4 million access lines were in Wisconsin, Missouri, Alabama, Arkansas and Washington. The operating revenues, expenses and income of the Company's telephone operations for 2003, 2002 and 2001 are summarized below.

Year ended December 31,                        2003         2002         2001
-------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Operating revenues
   Local service                      $     754,063      604,580      491,529
Network access                            1,135,223      972,303      874,458
Other                                       182,694      156,709      139,746
-------------------------------------------------------------------------------
                                          2,071,980    1,733,592    1,505,733
-------------------------------------------------------------------------------
Operating expenses
   Plant operations                         505,786      433,187      380,466
Customer operations                         167,594      148,502      117,080
Corporate and other                         259,635      211,924      186,483
Depreciation and amortization               450,851      396,866      398,284
-------------------------------------------------------------------------------
                                          1,383,866    1,190,479    1,082,313
-------------------------------------------------------------------------------
Operating income                      $     688,114      543,113      423,420
===============================================================================

      Local service revenues. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Of the $149.5 million (24.7%) increase in local service revenues in 2003, $130.1 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $19.4 million increase, $8.4 million was due to the provision of custom calling features to more customers and $5.9 million was due to increased rates in certain jurisdictions. Of the $113.1 million (23.0%) increase in local service revenues in 2002, $102.8 million was due to the acquisition of the Verizon properties in 2002. The remaining $10.3 million increase was primarily due to a $7.6 million increase resulting from the provision of custom calling features to more customers and a $1.8 million increase due to increased rates in certain jurisdictions. Access lines declined 38,400 (1.6%) during 2003 compared to a decline of 19,600 (1.1%) in 2002
(exclusive of acquisitions). The Company believes the decline in the number of access lines during 2003 and 2002 is primarily due to general economic conditions in the Company's markets and the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Even as the economy recovers, the Company believes that any rebound in access lines will be limited by continued access line losses caused primarily by the impact of other competitive services. Based on current conditions, the Company expects access lines to decline between 1 and 2% for 2004.

      Network access revenues. Network access revenues are primarily derived from charges to long distance companies and other customers for access to the Company's local exchange carrier ("LEC") networks in connection with the completion of interstate or intrastate voice and data transmissions. Certain of the Company's interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. Intrastate network access revenues are based on tariffed access charges filed with state regulatory agencies or are derived under revenue sharing arrangements with other LECs.

      Network access revenues increased $162.9 million (16.8%) in 2003 and $97.8 million (11.2%) in 2002 due to the following factors:

                                                         2003          2002
                                                       increase      increase
                                                      (decrease)    (decrease)
------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Acquisitions of Verizon properties in
 third quarter 2002                               $      146,941       98,014
Increased recovery from the federal
 Universal Service Fund ("USF")                              250       13,832
One-time refund of access charges to
 interexchange carriers                                    7,645       (7,645)
Intrastate revenues due to decreased
 minutes of use and decreased access
 rates in certain states                                  (6,798)     (27,740)
Partial recovery of increased operating
 costs through revenue sharing
 arrangements with other telephone companies,
 increased recovery from state support
 funds and return on rate base                             4,116        9,756
Rate changes in certain jurisdictions                      2,472        5,600
Revision of prior year revenue
 settlement agreements                                     9,983        1,912
Other, net                                                (1,689)       4,116
------------------------------------------------------------------------------
                                                  $      162,920       97,845
==============================================================================

      As indicated in the chart above, in 2003 the Company experienced a reduction in its intrastate revenues (exclusive of the properties acquired from Verizon in 2002) of approximately $6.8 million primarily due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and electronic mail services) and (ii) decreased access rates in certain states. The corresponding decrease in 2002 compared to 2001 was $27.7 million. The Company believes intrastate minutes will continue to decline in 2004, although the magnitude of such decrease cannot be precisely estimated.

      The Company anticipates that revenue derived from its revision of prior year revenue settlement agreements will be lower in 2004 compared to 2003 levels.

      Other revenues. Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring ("CPE services"), (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories. Other revenues increased $26.0 million (16.6%) during 2003, substantially all of which is due to the properties acquired from Verizon in the third quarter of 2002. Other revenues increased $17.0 million (12.1%) in 2002, of which $18.2 million was due to the properties acquired from Verizon in 2002.

      Operating expenses. Plant operations expenses during 2003 and 2002 increased $72.6 million (16.8%) and $52.7 million (13.9%), respectively. Of the $72.6 million increase in 2003, $74.8 million was due to the properties acquired from Verizon in the third quarter of 2002. The remaining $2.2 million decrease was due to a $5.7 million decrease in information technology expenses and a $5.2 million decrease in repair and maintenance expenses. Such decreases were partially offset by a $4.8 million increase in access expenses and $4.7 million increase in salaries and benefits. Of the $52.7 million increase in 2002, $58.4 million was attributable to the properties acquired from Verizon in 2002 and $13.8 million related to increases in salaries and benefits. Such increases were partially offset by a $16.4 million decrease in access expenses primarily as a result of changes in certain optional calling plans in Arkansas approved in late 2001 and a $3.0 million decrease in repairs and maintenance expense.

      Customer operations, corporate and other expenses increased $66.8 million (18.5%) in 2003 and $56.9 million (18.7%) in 2002. Of the $66.8 million increase in 2003, $65.4 million related to the Verizon acquisitions in 2002. The remaining increase of $1.4 million was due primarily to (i) a $14.0 million increase in operating taxes, which included a $7.5 million charge arising out of various operating tax audits in 2003, and (ii) a $6.7 million increase in information technology expenses largely attributable to the Company's development of the new billing system described below under "Development of Billing System". Such increases were partially offset by (i) a $16.0 million decrease in the provision for uncollectible receivables (as 2002 was adversely impacted by the establishment of a $15.0 million reserve for uncollectible receivables primarily related to the bankruptcy of MCI (formerly WorldCom, Inc.), whereas 2003 was positively impacted by a $5.0 million reduction in the provision for uncollectible receivables due to the partial recovery of amounts previously written off related to the bankruptcy of MCI) and (ii) a $4.6 million decrease in customer service expenses. Of the $56.9 million increase in 2002, $47.2 million related to the Verizon acquisitions in 2002. The remaining increase of $9.7 million was due primarily to a $7.7 million increase in salaries and benefits, a $4.6 million increase in customer service expenses and a $3.9 million increase in the provision for uncollectible receivables (attributable to the above-mentioned establishment of a $15.0 million reserve for uncollectible receivables primarily related to the bankruptcy of MCI which was partially offset by an $11.1 million reduction in the provision for uncollectible receivables for non-carrier customers). Such increases were partially offset by a $5.0 million decrease in operating taxes and a $1.4 million decrease in expenses related to the provision of CPE services.

      Depreciation and amortization increased $54.0 million (13.6%) in 2003 and decreased $1.4 million (0.4%) in 2002. Of the $54.0 million increase in 2003, $50.9 million was due to the properties acquired from Verizon in 2002. The remaining increase is primarily due to an increase in depreciation expense due to higher levels of plant in service in incumbent markets. Of the $1.4 million decrease in 2002, $58.0 million related to ceasing amortization of goodwill effective January 1, 2002 in accordance with the provisions of SFAS 142. Such decrease was substantially offset by $38.0 million of depreciation and amortization related to the properties acquired from Verizon in 2002 and a $21.8 million increase in depreciation expense due to higher levels of plant in service in incumbent markets. The composite depreciation rate for the Company's telephone properties was 7.0% for 2003, 6.9% for 2002 and 6.8% for 2001.

      Other. For additional information regarding certain matters that have impacted or may impact the Company's telephone operations, see "Regulation and Competition".


Other Operations

      Other operations includes the results of continuing operations of subsidiaries of the Company which are not included in the telephone segment including, but not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier ("CLEC") operations and fiber transport operations. During 2003, the Company paid $55.2 million cash to acquire fiber transport assets in five central U.S. states (which the Company operates under the name LightCore). The operating revenues, expenses and income of the Company's other operations for 2003, 2002 and 2001 are summarized below.

Year ended December 31,                        2003         2002         2001
------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Operating revenues
   Long distance                       $    173,884      146,536      117,363
   Internet                                  79,933       58,665       39,057
   Other                                     54,948       33,203       17,351
------------------------------------------------------------------------------
                                            308,765      238,404      173,771
------------------------------------------------------------------------------
Operating expenses
   Cost of sales and operating
    expenses                                226,693      180,076      142,919
   Depreciation and amortization             19,790       14,760        8,754
------------------------------------------------------------------------------
                                            246,483      194,836      151,673
------------------------------------------------------------------------------
Operating income                       $     62,282       43,568       22,098
==============================================================================

      Long distance revenues increased $27.3 million (18.7%) and $29.2 million (24.9%) in 2003 and 2002, respectively. The $27.3 million increase in 2003 was primarily attributable to the growth in the number of customers and increased minutes of use ($32.6 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increase was partially offset by a decrease in the average rate charged by the Company ($5.3 million). The $29.2 million increase in 2002 was primarily attributable to the growth in the number of customers and increased average minutes of use ($34.8 million), partially offset by a decrease in the average rate charged by the Company per minute of use ($5.8 million). The Company anticipates that increased competition will continue to place downward pressure on rates. The number of long distance customers as of December 31, 2003, 2002, and 2001 was approximately 769,760, 648,790, and
465,870, respectively.

      Internet revenues increased $21.3 million (36.3%) in 2003 and $19.6 million (50.2%) in 2002 due primarily to growth in the number of customers, principally due to the expansion of the Company's DSL product offering.

      Other revenues increased $21.7 million (65.5%) primarily due to (i) $16.7 million of revenues associated with the Company's LightCore operations and (ii) a $4.3 million increase in revenues in the Company's CLEC business primarily due to an increased number of customers, including those acquired in connection with the purchase of certain CLEC operations on February 28, 2002. Other revenues increased $15.9 million in 2002, of which $15.1 million was due to increased revenues in the Company's CLEC business, primarily due to the above-referenced CLEC acquisition in early 2002.

      Cost of sales and operating expenses increased $46.6 million (25.9%) in 2003 primarily due to (i) a $14.6 million increase in expenses associated with the Company's long distance operations (of which $7.4 million was due to increased payments to other carriers due to higher minutes of use partially offset by a decrease in the rate per minute of use; $2.8 million was due to an increase in the provision for doubtful accounts; and $2.4 million was due to an increase in billing and collection costs); (ii) a $16.4 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; and (iii) a $10.4 million increase in expenses associated with the Company's LightCore operations.

      Cost of sales and operating expenses increased $37.2 million (26.0%) in 2002 primarily due to (i) a $23.9 million increase in expenses associated with the Company's long distance operations (of which $13.4 million was due to increased payments to other carriers due to higher minutes of use partially offset by a decrease in the rate per minute of use; $5.3 million was related to increased sales and marketing costs; $2.2 million was due to an increase in the provision for doubtful accounts; and $2.3 million was due to an increase in billing and collection costs); (ii) an $11.8 million increase in expenses associated with the Company's CLEC operations primarily due to the expansion of the business and operations acquired in the first quarter of 2002; and (iii) a $12.3 million increase associated with expanding the Company's Internet operations due to an increase in customers. Such increases were partially offset by a $7.4 million reduction in expenses primarily due to the increased intercompany profit with regulated affiliates (the recognition of which in accordance with regulatory accounting principles acts to offset operating expenses).

      Depreciation and amortization increased $5.0 million in 2003 and $6.0 million in 2002 primarily due to increased depreciation expense in the Company's CLEC and fiber transport businesses (including LightCore).

      Certain of the Company's service subsidiaries provide managerial, operational, technical, accounting and administrative services, along with materials and supplies, to the Company's telephone subsidiaries. In accordance with regulatory accounting, intercompany profit on transactions with regulated affiliates has not been eliminated in connection with consolidating the results of operations of the Company. When the regulated operations of the Company no longer qualify for the application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), such intercompany profit will be eliminated in subsequent financial statements, the primary result of which will be a decrease in operating expenses applicable to the Company's telephone operations and an increase in operating expenses applicable to the Company's other operations. The amount of intercompany profit with regulated affiliates which was not eliminated was approximately $28.5 million, $29.5 million and $22.0 million in 2003, 2002 and 2001, respectively. For additional information applicable to SFAS 71, see "Regulation and Competition -- Other Matters."

INTEREST EXPENSE

      Interest expense increased $4.9 million in 2003 primarily due to $7.5 million of interest associated with various operating tax audits. Such increase was partially offset by reduced interest expense due to a decrease in average debt outstanding.

      Interest expense decreased $3.7 million in 2002 due to a decrease in average debt outstanding and decreased rates.

INCOME FROM UNCONSOLIDATED CELLULAR ENTITY

      Income from unconsolidated cellular entity was $6.2 million in 2003, $5.6 million in 2002 and $7.6 million in 2001. Such income represents the Company's share of income from its 49% interest in a cellular partnership.

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

OTHER INCOME AND EXPENSE

      Other income and (expense) was $2.2 million in 2003, ($63.8 million) in 2002 and $32,000 in 2001. Included in 2002 was a $59.9 million pre-tax charge related to the Company's payment of premium in connection with redeeming its Series I remarketable notes, net of unamortized premium.

INCOME TAX EXPENSE

      The Company's effective income tax rate (from continuing operations) was 35.2%, 35.3% and 38.0% in 2003, 2002 and 2001, respectively. The decrease in the effective tax rate in 2002 compared to 2001 is primarily attributable to the effect of ceasing amortization of goodwill (some of which was nondeductible for tax purposes) effective January 1, 2002 in accordance with the provisions of SFAS 142. In 2003, the Company reduced the valuation allowance related to net state operating loss carryforwards as it was more likely than not that future taxable income will be sufficient to enable the Company to utilize a portion of the operating loss carryforwards. For additional information, see Note 12 to the Company's consolidated financial statements appearing elsewhere in this report. The Company expects its effective income tax rate to increase in 2004 due to an increase in the effective state income tax rate.

DISCONTINUED OPERATIONS

      On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The results of operations for 2001 have been restated to conform to the 2002 presentation. The following table summarizes certain information concerning the Company's wireless operations for the periods presented.

Year ended December 31,                                   2002        2001
----------------------------------------------------------------------------
                                                       (Dollars in thousands)
Operating revenues                                $    246,705     437,965
Operating expenses, exclusive of
 corporate overhead costs of $11.3
 million and $20.2 million                            (175,447)   (305,351)
Income from unconsolidated
 cellular entities                                      25,768      19,868
Minority interest expense                               (8,569)    (11,510)
Gain on sale of discontinued operations                803,905           -
Nonrecurring gains                                           -     166,928
Other income                                               188       4,707
Income tax expense                                    (284,459)   (118,657)
---------------------------------------------------------------------------
Income from discontinued operations,
 net of tax                                       $    608,091     193,950
===========================================================================

      Included in operating expenses for 2002 is a $30.5 million charge associated with a write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development. Depreciation and amortization of long-lived assets and amortizable intangibles related to the Company's wireless operations ceased effective March 19, 2002, the date of the Company's definitive sales agreement with Alltel. Such cessation of depreciation and amortization had the effect of reducing depreciation and amortization expense approximately $20 million in 2002.

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

      On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consists initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. The senior notes mature in May 2007. Each purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 based on the then current price of CenturyTel common stock in exchange for $25, subject to certain adjustments and exceptions. Accordingly, upon full settlement of the purchase contracts in May 2005, the Company will receive proceeds of $500 million and will deliver between 13.9 million and 17.5 million common shares in the aggregate. The senior notes are pledged by the holders to secure their obligations under the purchase contracts. The total distributions on the equity units will be at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%), each payable quarterly. On or after mid-February 2005, the senior notes will be remarketed, at which time the remarketing agent will reset the interest rate on the senior notes in order to generate sufficient proceeds to secure the holder's obligation under the purchase contract. In the event of an unsuccessful remarketing, the Company will exercise its right as a secured party to dispose of the senior notes and satisfy in full the holder's obligation to purchase common stock under the purchase contract.

      On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility which lapsed during 2003. These facilities replaced credit facilities that matured during the third quarter of 2002.

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

      In June and December 2003, the Company purchased certain fiber transport assets for an aggregate of approximately $55.2 million. In the fourth quarter of 2003, the Company acquired an additional 24.3% interest in a telephone company in which it owned a majority interest for $32.4 million cash.


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

      In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF 00-21, "Accounting for Revenue Arrangements with Multiple Element Deliverables." This release addresses how to account for arrangements that may involve the delivery or performance of multiple products, services or rights to use assets. Under this release, revenue arrangements with multiple deliverables should be divided into separate units of accounting based on their relative fair value. The final consensus was applicable to agreements entered into in periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on the Company's results of operations.


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

      Certain of the Company's telephone subsidiaries file tariffs directly with the Federal Communications Commission ("FCC") for certain interstate revenues. Generally, the Company records such revenue at the authorized rate of return prescribed by the FCC. If amounts are billed in excess of the authorized rate of return, such excess is subject to refund upon request from other telecommunications carriers and customers. Amounts not requested for refund by carriers or customers are recognized as revenues at the end of the settlement period, which is generally 33 months subsequent to the two-year monitoring periods. See Note 19 to the Company's consolidated financial statements appearing elsewhere in this report for additional information.

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

      Pension and postretirement benefits. The amounts recognized in the financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining the Company's pension and postretirement expense is the expected long-term rate of return on plan assets. For 2003, the Company lowered its expected long-term rate of return on plan assets to 8.25%, reflecting the expected moderation of long-term rates of return in the financial markets. For 2002, such expected return was assumed to be 10%.

      Another assumption used in the determination of the Company's pension and postretirement benefit plan obligations is the appropriate discount rate, which is generally based on the yield on high-quality corporate bonds. The Company lowered its assumed discount rate to 6.0% at December 31, 2003 from 6.75% at December 31, 2002. Changes in the discount rate do not have a material impact on the Company's results of operations.

      See "Pension and Medical Costs" for additional information.

      Intangible and long-lived assets. Effective January 1, 2002, the Company was subject to testing for impairment of long-lived assets under two new accounting standards, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

      SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. The Company completed the required annual test of goodwill impairment (as of September 30, 2003) under SFAS 142 and determined its goodwill is not impaired as of such date. Prior to January 1, 2002, substantially all of the Company's goodwill was amortized over 40 years. The Company's amortization of goodwill for the year ended December 31, 2001 totaled approximately $69.2 million.

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


INFLATION

      The effects of increased costs historically have been mitigated by the Company's ability to recover certain costs over time applicable to its regulated telephone operations through the rate-making process. Possible future regulatory changes and the continued movement toward alternative forms of regulation for intrastate operations may alter the Company's ability to recover increased costs in its regulated operations. For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes are limited to the rate of inflation, minus a productivity offset. For additional information regarding the current regulatory environment, see "Regulation and Competition." As operating expenses in the Company's nonregulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, attempts to recover the costs by increasing prices for its services and equipment.


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

      At December 31, 2003, the fair value of the Company's long-term debt was estimated to be $3.4 billion based on the overall weighted average rate of the Company's long-term debt of 6.4% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 64 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $143.9 million decrease in the fair value of the Company's long-term debt. As of December 31, 2003, after giving effect to interest rate swaps currently in place, approximately 84% of the Company's long-term debt obligations were fixed rate.

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

      At December 31, 2003, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At December 31, 2003, the Company realized a rate under these hedges of 4.8%. Interest expense was reduced by $7.7 million during 2003 as a result of these hedges. The aggregate fair market value of these hedges was $11.7 million at December 31, 2003 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the December 31, 2003 balance sheet. With respect to these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $17.8 million decrease in the fair value of these hedges.

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


DEVELOPMENT OF BILLING SYSTEM

      The Company is in the process of developing an integrated billing and customer care system which will provide the Company with, in addition to standard billing functionality currently being provided by its legacy system, custom built hardware and software technology for more efficient and effective customer care, billing and provisioning systems. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $163.5 million (before accumulated amortization) at December 31, 2003. The Company began amortizing its billing system costs in early 2003 (over a 20-year period) based on the total number of customers that the Company has migrated to the new system.

      The system remains in the development stage and has required substantially more time and money to develop than originally anticipated. The Company currently expects to complete all phases of the new system no later than mid-2005 at an aggregate capitalized cost in accordance with SOP 98-1 of approximately $200-215 million (exclusive of previously-disclosed write-offs). In addition, the Company expects to incur additional costs related to completion of the project, including (i) approximately $15 million of customer service related and data conversion costs (the majority of which are expected to be incurred in 2004) that will be expensed as incurred and (ii) $10 million of capitalized hardware costs (which will be amortized over a three-year period). The estimates above do not include any amounts for maintenance or on-going support of either the old or new system, and are based on assumptions regarding various future events, several of which are beyond the Company's control. There is no assurance that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write off part or all of its development costs and further explore its other billing and customer care system alternatives.


PENSION AND MEDICAL COSTS

      During the past several years, the Company's employee benefit expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses, have increased due to rising medical costs, the decline of equity markets in recent years prior to 2003 and record low interest rates. During 2003, such costs (including the effect of the Verizon acquisitions in 2002) increased approximately $19.3 million over 2002. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired on or after January 1, 2003. In addition, the Company announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement medical plan. The amount of the Company's cost savings will be dependent upon several factors, including the age and years of service of the Company's retirees. The Company also lowered its expected long-term return on plan assets for its pension and post-retirement plans to 8.25% for 2003 compared to 10% for 2002. Pension and medical costs are anticipated to increase between $6-8 million in 2004 compared to 2003 levels.


                         LIQUIDITY AND CAPITAL RESOURCES

      Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Operating activities. Net cash provided by operating activities from continuing operations was $1.068 billion, $793.4 million and $572.9 million in 2003, 2002 and 2001, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the continuing and discontinued operations of the Company, see Results of Operations.

      Investing activities. Net cash used in investing activities from continuing operations was $464.6 million, $2.623 billion and $417.2 million in 2003, 2002 and 2001, respectively. Cash used for acquisitions was $86.2 million in 2003 (primarily due to the acquisitions of fiber transport assets and the acquisition of an additional 24.3% interest in a telephone company in which the Company owns a majority interest), $2.245 billion in 2002 (substantially all of which relates to the 2002 Verizon acquisitions) and $47.1 million in 2001. Proceeds from the sales of assets were $4.1 million in 2002 (excluding the Company's 2002 wireless divestiture) and $58.2 million in 2001. Capital expenditures from continuing operations for 2003 were $317.4 million for telephone operations and $60.6 million for other operations. Capital expenditures from continuing operations during 2002 and 2001 were $386.3 million and $435.5 million, respectively.

      Financing activities. Net cash provided by (used in) financing activities from continuing operations was ($403.8) million in 2003, $506.3 million in 2002 and ($395.4) million in 2001. Net payments of debt were $432.3 million in 2003. Proceeds from the issuance of debt, net of debt payments, were $531.4 million during 2002, compared to net payments of debt of $375.6 million during 2001.

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

       On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. The Company did not renew its $267 million 364-day facility in 2003.

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

      In second quarter 2001, the Company completed the sale of 30 PCS operating licenses for an aggregate of $195 million to Leap Wireless International, Inc. The Company received approximately $108 million of the purchase price in cash at closing and the remainder was collected in installments through the fourth quarter of 2001. Such proceeds, and the proceeds from the Company's above-described divestiture of its wireless operations in 2002, are included as net cash provided by discontinued operations on the statements of cash flows appearing elsewhere in this report. In third quarter 2001, the Company sold its remaining shares of its investment in Illuminet common stock for an aggregate of approximately $58.2 million. Proceeds from these sales were used to repay indebtedness.

      Other. Budgeted capital expenditures for 2004 total $290 million for telephone operations and $110 million for other operations. The Company anticipates that capital expenditures in its telephone operations will continue to include the upgrading of its plant and equipment, including its digital switches, to provide enhanced services, particularly in its newly acquired markets, and the installation of fiber optic cable.

      The following table contains certain information concerning the Company's material contractual obligations as of December 31, 2003.

                                                             Payments due by period
---------------------------------------------------------------------------------------------------------
                                                     Less than                                     After
Contractual obligations                    Total      1 year     1-3 years      4-5 years         5 years
---------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Long-term debt,
  including current maturities and
  capital lease obligations            $  3,181,755     72,453     523,952 (1)    805,397 (2)   1,779,953
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

      On February 3, 2004, the Company announced that its board of directors approved a stock repurchase program that will allow the Company to repurchase up to an aggregate of $400 million of either its common stock or convertible equity units prior to December 31, 2005. The Company commenced purchases under this plan on February 6, 2004.

      The Company continually evaluates the possibility of acquiring additional telecommunications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. At any given time, the Company may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions or dispositions until it has entered into a preliminary or definitive agreement. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.1 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under CenturyTel's acquisition shelf registration statement.

      As of December 31, 2003, the Company had available $533.0 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank. The Company has a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are limited to the amount available under its credit facility. As of December 31, 2003, the Company had no commercial paper outstanding under such program. The Company also has access to debt and equity capital markets, including its shelf registration statements. At December 31, 2003, the Company held over $203 million of cash and cash equivalents.

      Moody's Investors Service ("Moody's") rates CenturyTel's long-term debt Baa2 (with a stable outlook) and Standard & Poor's ("S&P") rates CenturyTel's long-term debt BBB+ (with a stable outlook). The Company's commercial paper program is rated P2 by Moody's and A2 by S&P. Any downgrade in the Company's ratings could adversely impact the Company's ability to issue commercial paper or use its bank facility.

      The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

                                               2003       2002        2001
--------------------------------------------------------------------------
Debt to total capitalization                   47.8%      54.2        57.0
Ratio of earnings from continuing
 operations to fixed charges
 and preferred stock dividends                 3.33       2.33        2.03
--------------------------------------------------------------------------


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

      During 2003, the FCC released new rules which outline the obligations of incumbent LECs to lease elements of their circuit-switched networks on an unbundled basis to competitors. The new framework eliminates the prior obligation of incumbent LECs to lease their high-speed data lines to competitors. Incumbent LECs will remain obligated to offer other telecommunications services to resellers at wholesale rates. These wholesale rates are based on a forward-looking cost model and other terms that substantially limit the profitability of these arrangements to incumbent LECs. This new rule also provides for a significant role of state regulatory commissions in implementing these new guidelines and establishing wholesale service rates. On March 2, 2004, a federal district court of appeals overturned the rules previously adopted by the FCC requiring LECs to provide competitors with discounted access to the LECs networks. The court also ruled that the FCC should not have given states the authority previously granted. It is expected that such decision will be appealed to the Supreme Court. During 2003, the FCC also sought public comments on whether it should make additional changes to its interconnection regulations, and instituted a comprehensive review of its methodologies for establishing wholesale rates.

      Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have also taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the gradual reduction of regulatory oversight of LECs. These cumulative changes, coupled with various technological developments, have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services entities also increasingly constitute a significant source of competition with LECs.

      As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. During 2003 and 2002 the Company's telephone subsidiaries received $199.2 million and $192.4 million, respectively, from the federal Universal Service High Cost Loop Fund, representing 8.4% and 9.8%, respectively, of the Company's consolidated revenues from continuing operations for 2003 and 2002. The Company anticipates its 2004 revenues from the federal Universal Service High Cost Loop Fund will be lower than 2003 levels due to increases in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. Wireless and other competitive service providers continue to seek eligible telecommunications carrier ("ETC") status in order to be eligible to receive Universal Service Fund support, which is placing additional financial pressure on the amount of money needed to provide support to all eligible service providers, including support payments the Company receives from the High Cost Loop Fund. As a result of the limited growth in the size of the High Cost Loop Fund and changes in requests for support from the Universal Service Fund, the Company has no assurance it will continue to receive payments from the Universal Service Fund commensurate with those received in the past.

      In 2001, the FCC modified its interstate access charge rules and universal service support system for rate of return LECs. This order, among other things,
(i) increased the caps on the subscriber line charges ("SLC") to the levels paid by most subscribers nationwide; (ii) allowed limited SLC deaveraging, which enhanced the competitiveness of rate of return carriers by giving them pricing flexibility; (iii) lowered per minute rates collected for federal access charges; (iv) created a new explicit universal service support mechanism that replaced other implicit support mechanisms in a manner designed to ensure that rate structure changes do not affect the overall recovery of interstate access costs by rate of return carriers serving high cost areas; and (v) preserved the historic 11.25% authorized interstate return rate for rate of return LECs. The effect of this order on the Company was revenue neutral for interstate purposes but did result in a reduction in intrastate revenues in Arkansas and Ohio (where intrastate access rates must mirror the interstate access rates).

      Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several large cable television and telephone companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers can offer services at prices substantially below those currently charged for traditional local and long distance telephone services for several reasons, including lower network cost structures and the current ability of VoIP providers to use ILECs' networks without paying access charges. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. There can be no assurance that this rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for the Company's customers.

      In November 2003, the FCC adopted rules requiring companies to allow their customers to keep their wireline or wireless phone number when switching to another service provider (generally referred to as "local number portability"). For several years, customers have been able to retain their numbers when switching their local service between wireline carriers. The new rules now require local number portability between wireline and wireless carriers. This requirement went into effect November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Areas ("MSAs"). The new requirement will go into effect May 24, 2004 for wireline carriers operating in markets smaller than the top 100 MSAs. The majority of the Company's wireline operations are conducted in markets below the top 100 MSAs. Local number portability may increase the number of customers who chose to completely forego the use of traditional wireline phone service, although the Company believes that it is too early to fully assess the rule's impact. The costs to comply with the requirements of local number portability, net of the amount that is recoverable through the ratemaking process, are not expected to have a material impact on the Company's results of operations.

      The FCC is currently examining several issues that could have a substantial impact on the Company's revenues, including a broad inquiry initiated in 2001 into all currently regulated forms of intercarrier compensation. As discussed further below, certain providers of competitive communications services are not required to compensate ILECs for the use of their networks. The Company relies on access revenues as an important source of revenues. Depending on the final outcome of the FCC's intercarrier compensation issue, the Company could suffer a material loss of access revenues.

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

      Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. In addition, the Company has recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless and electronic mail services. In 2003 the Company incurred a reduction in its intrastate revenues (exclusive of the properties acquired from Verizon in 2002) of approximately $6.8 million compared to 2002 primarily due to these factors. The corresponding decrease in 2002 compared to 2001 was $27.7 million. The Company believes such trend of decreased intrastate minutes will continue in 2004, although the magnitude of such decrease cannot be precisely estimated.

      In January 2003, the Louisiana Public Service Commission directed its staff to review the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. A recommendation by the Commission staff is not expected until late 2004. The Company currently receives approximately $21 million from the LOS Fund each year. There can be no assurance that this funding will remain at current levels.

      Competition to provide traditional telephone services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located. Although the Company does not believe that the increased competition it has thus far experienced is likely to materially affect it in the near term, the Company anticipates that regulatory, technological and competitive changes will result in future revenue reductions. The Company expects its telephone revenues to decline in 2004 due to continued access line losses and reduced network access revenues; however, the Company expects its consolidated revenues to increase in 2004 primarily due to increased revenues from its newly-acquired LightCore operations and expected increased demand for its long distance, fiber transport, DSL and other nonregulated product offerings.

      Other matters. The Company's regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future.

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

      The Company's consolidated balance sheet as of December 31, 2003 included regulatory assets of approximately $3.3 million (primarily deferred costs related to financing costs, regulatory proceedings and income taxes) and regulatory liabilities of approximately $912,000 (related to income taxes). Net deferred income tax liabilities related to the regulatory assets and liabilities quantified above were $1.2 million.

      When and if the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not expect to record any impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives to have a material impact on the Company's results of operations. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

      The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2003 have not been material, and the Company currently has no reason to believe that such costs will become material.

Item 7A.      Quantitative and Qualitative Disclosure About Market Risk

      For information pertaining to the Company's market risk disclosure, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk".

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

March 12, 2004

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ KPMG LLP
-----------------
KPMG LLP

Shreveport, Louisiana
January 29, 2004


                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                              Year ended December 31,
-----------------------------------------------------------------------------------------
                                                        2003          2002           2001
-----------------------------------------------------------------------------------------
                                                       (Dollars, except per share amounts,
                                                             and shares in thousands)
OPERATING REVENUES
   Telephone                                   $   2,071,980     1,733,592      1,505,733
   Other                                             308,765       238,404        173,771
-----------------------------------------------------------------------------------------
        Total operating revenues                   2,380,745     1,971,996      1,679,504
-----------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of sales and operating expenses
    (exclusive of depreciation and
     amortization)                                 1,159,708       973,689        826,948
   Corporate overhead costs allocable to
    discontinued operations                                -        11,275         20,213
   Depreciation and amortization                     470,641       411,626        407,038
-----------------------------------------------------------------------------------------
        Total operating expenses                   1,630,349     1,396,590      1,254,199
-----------------------------------------------------------------------------------------

OPERATING INCOME                                     750,396       575,406        425,305
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                 (226,751)     (221,845)      (225,523)
   Income from unconsolidated
    cellular entity                                    6,160         5,582          7,592
   Nonrecurring gains and losses, net                      -         3,709         33,043
   Other income and expense                            2,154       (63,814)            32
-----------------------------------------------------------------------------------------
        Total other income (expense)                (218,437)     (276,368)      (184,856)
-----------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX EXPENSE                           531,959       299,038        240,449
Income tax expense                                   187,252       105,505         91,368
-----------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                    344,707       193,533        149,081

DISCONTINUED OPERATIONS
   Income from discontinued operations,
    net of $284,459, and $118,657 tax                      -       608,091        193,950
-----------------------------------------------------------------------------------------
NET INCOME                                     $     344,707       801,624        343,031
=========================================================================================
NET INCOME, AS ADJUSTED FOR GOODWILL
 AMORTIZATION                                  $     344,707       801,624        399,297
=========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                        Consolidated Statements of Income
                                   (Continued)

                                                                Year ended December 31,
--------------------------------------------------------------------------------------------
                                                             2003        2002        2001
--------------------------------------------------------------------------------------------
                                                         (Dollars, except per share amounts,
                                                               and shares in thousands)
BASIC EARNINGS PER SHARE
   From continuing operations                         $      2.40        1.36        1.06
   From continuing operations, as adjusted for
     goodwill amortization                            $      2.40        1.36        1.39
   From discontinued operations                       $         -        4.29        1.38
   From discontinued operations, as adjusted for
     goodwill amortization                            $         -        4.29        1.45
   Basic earnings per share                           $      2.40        5.66        2.43
   Basic earnings per share, as adjusted for
     goodwill amortization                            $      2.40        5.66        2.83
DILUTED EARNINGS PER SHARE
   From continuing operations                         $      2.38        1.35        1.05
   From continuing operations, as adjusted for
     goodwill amortization                            $      2.38        1.35        1.37
   From discontinued operations                       $         -        4.26        1.36
   From discontinued operations, as adjusted for
     goodwill amortization                            $         -        4.26        1.43
   Diluted earnings per share                         $      2.38        5.61        2.41
   Diluted earnings per share, as adjusted for
     goodwill amortization                            $      2.38        5.61        2.81


DIVIDENDS PER COMMON SHARE                            $       .22         .21         .20
============================================================================================
AVERAGE BASIC SHARES OUTSTANDING                          143,583     141,613     140,743
============================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                        144,700     142,879     142,307
============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                Year ended December 31,
-----------------------------------------------------------------------------------------
                                                             2003        2002        2001
-----------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

NET INCOME                                            $   344,707     801,624     343,031

OTHER COMPREHENSIVE INCOME, NET OF TAXES
   Unrealized holding gains (losses):
       Unrealized holding gains (losses)
        related to marketable equity
        securities arising during period,
        net of $5,385 tax                                       -           -       9,999
       Less:  reclassification adjustment
        for gains included in net income,
        net of ($19,100) tax                                    -           -     (35,470)
   Minimum pension liability adjustment:
       Minimum pension liability adjustment,
        net of $19,312 and ($19,312) tax                   35,864     (35,864)          -
   Derivative instruments:
       Net losses on derivatives hedging
        variability of cash flows, net of
        ($36) and ($496) tax                                  (67)       (921)          -
       Less:  reclassification adjustment
        for losses included in net income,
        net of $487 and $44 tax                               906          82           -
-----------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                  $   381,410     764,921     317,560
=========================================================================================
COMPREHENSIVE INCOME, AS ADJUSTED
  FOR GOODWILL AMORTIZATION                           $   381,410     764,921     373,826
=========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           Consolidated Balance Sheets

                                                                            December 31,
-------------------------------------------------------------------------------------------
                                                                         2003        2002
-------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $     203,181        3,661
   Accounts receivable
       Customers, less allowance of $13,862 and $15,314               163,526      161,319
       Interexchange carriers and other, less allowance
         of $9,817 and $18,648                                         72,661      111,673
   Materials and supplies, at average cost                              9,229       10,150
   Other                                                               14,342        9,099
-------------------------------------------------------------------------------------------
       Total current assets                                           462,939      295,902
-------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                   3,455,481    3,531,645
-------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill                                                         3,425,001    3,427,281
   Other                                                              552,431      515,580
-------------------------------------------------------------------------------------------
       Total investments and other assets                           3,977,432    3,942,861
-------------------------------------------------------------------------------------------

TOTAL ASSETS                                                    $   7,895,852    7,770,408
==========================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
   Current maturities of long-term debt                         $      72,453       70,737
   Accounts payable                                                   113,274       64,825
   Accrued expenses and other current liabilities
       Salaries and benefits                                           83,628       63,937
       Income taxes                                                    43,082       40,897
       Other taxes                                                     35,532       28,183
       Interest                                                        64,247       59,045
       Other                                                           14,555       18,596
   Advance billings and customer deposits                              44,612       41,884
-------------------------------------------------------------------------------------------
       Total current liabilities                                      471,383      388,104
-------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                      3,109,302    3,578,132
-------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                836,651      716,168
-------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000
     shares, issued and outstanding 144,364,168 and
     142,955,839 shares                                               144,364      142,956
   Paid-in capital                                                    576,515      537,804
   Accumulated other comprehensive income (loss),
     net of tax                                                             -      (36,703)
   Retained earnings                                                2,750,162    2,437,472
   Unearned ESOP shares                                                  (500)      (1,500)
   Preferred stock - non-redeemable                                     7,975        7,975
-------------------------------------------------------------------------------------------
       Total stockholders' equity                                   3,478,516    3,088,004
-------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                    $   7,895,852    7,770,408
===========================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows

                                                                             Year ended December 31,
---------------------------------------------------------------------------------------------------------
                                                                        2003          2002          2001
---------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
   Net income                                                   $    344,707       801,624       343,031
   Adjustments to reconcile net income to net
     cash provided by operating activities from
     continuing operations
       Income from discontinued operations, net of tax                     -      (608,091)     (193,950)
       Depreciation and amortization                                 470,641       411,626       407,038
       Deferred income taxes                                         128,706        71,112        57,944
       Income from unconsolidated cellular entity                     (6,160)       (5,582)       (7,592)
       Nonrecurring gains and losses, net                                  -        (3,709)      (33,043)
       Changes in current assets and current liabilities
           Accounts receivable                                        37,980       (13,481)       34,266
           Accounts payable                                           47,972         3,769       (29,485)
           Accrued taxes                                              57,709        43,046         1,078
           Other current assets and other current
             liabilities, net                                         17,323        36,316         9,526
       Retirement benefits                                           (14,739)       (9,416)       (5,059)
       Increase in noncurrent assets                                 (23,528)      (30,543)      (65,698)
       Increase (decrease) in other noncurrent liabilities            (6,151)       35,489           691
       Other, net                                                     13,504        61,274        54,139
---------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities
             from continuing operations                            1,067,964       793,434       572,886
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
   Acquisitions, net of cash acquired                                (86,243)   (2,245,026)      (47,131)
   Payments for property, plant and equipment                       (377,939)     (386,267)     (435,515)
   Proceeds from sale of assets                                            -         4,144        58,184
   Distributions from unconsolidated cellular entity                   1,104         5,438         3,713
   Other, net                                                         (1,560)       (1,378)        3,553
---------------------------------------------------------------------------------------------------------
           Net cash used in investing activities
               from continuing operations                           (464,638)   (2,623,089)     (417,196)
----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
   Proceeds from issuance of debt                                          -     2,123,618         3,896
   Payments of debt                                                 (432,258)   (1,592,246)     (379,516)
   Proceeds from settlement of interest rate hedge contract           22,315             -             -
   Proceeds from issuance of common stock                             33,980        29,125         7,351
   Payment of debt issuance costs                                          -       (12,999)            -
   Payment of equity unit issuance costs                                   -       (15,867)            -
   Cash dividends                                                    (32,017)      (30,156)      (28,653)
   Other, net                                                          4,174         4,866         1,549
---------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities
               from continuing operations                           (403,806)      506,341      (395,373)
----------------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations                               -     1,323,479       231,772
---------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 199,520           165        (7,911)
Cash and cash equivalents at beginning of year                         3,661         3,496        11,407
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    203,181         3,661         3,496
=========================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                      Year ended December 31,
-------------------------------------------------------------------------------------------------
                                                                 2003          2002          2001
-------------------------------------------------------------------------------------------------
                                                                (Dollars and shares in thousands)
COMMON STOCK
   Balance at beginning of year                        $      142,956       141,233       140,667
   Conversion of convertible securities into
    common stock                                                    -             -           254
   Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                1,408         1,723           312
-------------------------------------------------------------------------------------------------
           Balance at end of year                             144,364       142,956       141,233
-------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of year                               537,804       524,668       509,840
   Equity unit issuance costs and initial
    contract adjustment liability                                   -       (24,377)            -
   Conversion of convertible securities into
    common stock                                                    -             -         3,046
   Issuance of common stock through dividend
    reinvestment, incentive and benefit plans                  32,572        27,402         7,039
   Amortization of unearned compensation and other              6,139        10,111         4,743
-------------------------------------------------------------------------------------------------
           Balance at end of year                             576,515       537,804       524,668
-------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME
 (LOSS), NET OF TAX
   Balance at beginning of year                               (36,703)            -        25,471
   Change in other comprehensive income
    (loss) (net of reclassification
    adjustment), net of tax                                    36,703       (36,703)      (25,471)
-------------------------------------------------------------------------------------------------
           Balance at end of year                                   -       (36,703)            -
-------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of year                             2,437,472     1,666,004     1,351,626
   Net income                                                 344,707       801,624       343,031
   Cash dividends declared
       Common stock - $.22, $.21 and
        $.20 per share                                        (31,618)      (29,757)      (28,254)
       Preferred stock                                           (399)         (399)         (399)
-------------------------------------------------------------------------------------------------
           Balance at end of year                           2,750,162     2,437,472     1,666,004
-------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of year                                (1,500)       (2,500)       (3,500)
   Release of ESOP shares                                       1,000         1,000         1,000
-------------------------------------------------------------------------------------------------
           Balance at end of year                                (500)       (1,500)       (2,500)
-------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of year                         7,975         7,975         7,975
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                             $    3,478,516     3,088,004     2,337,380
=================================================================================================

COMMON SHARES OUTSTANDING
   Balance at beginning of year                               142,956       141,233       140,667
   Conversion of convertible securities
    into common stock                                               -             -           254
   Issuance of common stock through
    dividend reinvestment, incentive
    and benefit plans                                           1,408         1,723           312
-------------------------------------------------------------------------------------------------
           Balance at end of year                             144,364       142,956       141,233
=================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

(1)    Summary of Significant Accounting Policies

Principles of consolidation - The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries.

Regulatory accounting - The Company's regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future.

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

Intangible assets - Effective January 1, 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), systematic amortization of goodwill is no longer permitted; instead, SFAS 142 requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Impairment of goodwill is tested at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using criterion such as multiples of earnings. Each adjustment reflected in the consolidated statements of income and comprehensive income (or in these notes) by use of the term "as adjusted for goodwill amortization" reflects the effects of SFAS 142, as more fully described in Note 4. Prior to January 1, 2002, substantially all of the Company's goodwill was amortized over 40 years.

Long-lived assets - Effective January 2002, Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill) and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (which was consummated on August 1, 2002) (see Note
3), such operations have been reflected as discontinued operations for the years ended December 31, 2002 and 2001.

Affiliated transactions - Certain service subsidiaries of CenturyTel provide installation and maintenance services, materials and supplies, and managerial, operational, technical, accounting and administrative services to subsidiaries. In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by the Company's telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Intercompany profit on transactions with affiliates not subject to SFAS 71 has been eliminated.

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

Derivative financial instruments - Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), requires all derivative instruments be recognized as either assets or liabilities at fair value on the balance sheet. The Company uses derivative instruments to (i) lock-in or swap its exposure to changing or variable interest rates for fixed interest rates or (ii) swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.

Stock-based compensation - The Company accounts for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Options have been granted at a price either equal to or exceeding the then-current market price. Accordingly, the Company has not recognized compensation cost in connection with issuing stock options.

       During 2003 the Company granted 1,720,317 options (the "2003 Options") at market price. The weighted average fair value of each of the 2003 Options was estimated as of the date of grant to be $9.94 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.4%; and expected option life - seven years.

       During 2002 the Company granted 1,983,150 options (the "2002 Options") at market price. The weighted average fair value of each of the 2002 Options was estimated as of the date of grant to be $11.66 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.4%; and expected option life - seven years.

       During 2001 the Company granted 1,971,750 options (the "2001 Options") at market price. The weighted average fair value of each of the 2001 Options was estimated as of the date of grant to be $11.16 using an option-pricing model with the following assumptions: dividend yield - .6%; expected volatility - 30%; weighted average risk-free interest rate - 4.8%; and expected option life - seven years.

       If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 2003, 2002 and 2001 would have been as follows:

Year ended December 31,                                 2003          2002         2001
---------------------------------------------------------------------------------------
                                                           (Dollars in thousands,
                                                         except per share amounts)

Net income, as reported                          $   344,707       801,624      343,031
Less:  Total stock-based compensation
  expense determined under fair value based
  method, net of tax                             $   (13,183)      (15,001)      (8,971)
                                                 --------------------------------------
Pro forma net income                             $   331,524       786,623      334,060
                                                 ======================================

Basic earnings per share
     As reported                                 $      2.40          5.66         2.43
     Pro forma                                   $      2.31          5.56         2.37
Diluted earnings per share
     As reported                                 $      2.38          5.61         2.41
     Pro forma                                   $      2.29          5.51         2.35
---------------------------------------------------------------------------------------

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Discontinued operations - On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations have been reflected as discontinued operations for 2002 and 2001. See Note 3 for additional information.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 2003 presentation, including the reclassification of an investment in a cellular partnership from discontinued operations to continuing operations. Such investment was originally planned to be sold to Alltel in connection with the Company's disposition of its wireless operations but was subsequently retained.

(2)    AQUISITIONS

       On July 1, 2002, the Company purchased approximately 300,000 telephone access lines in the state of Alabama from Verizon Communications, Inc. ("Verizon") for approximately $1.022 billion cash. On August 31, 2002, the Company purchased approximately 350,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash. The assets purchased in these transactions included (i) the franchise authorizing the provision of local telephone service, (ii) related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri and (iii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges. For financing arrangements related to these acquisitions, see Note 6.

       In June and December 2003, the Company acquired certain fiber transport assets for an aggregate of $55.2 million cash (of which $3.8 million was paid as a deposit in 2002). In the fourth quarter of 2003, the Company purchased an additional 24.3% interest in a telephone company in which it owned a majority interest for $32.4 million cash.

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

                                                         2002           2001
                                                    ----------------------------
                                                    (Dollars in thousands, except
                                                         per share amounts)

Operating revenues from continuing operations       $  2,285,866      2,231,631
Income from continuing operations                   $    218,252        186,871
Basic earnings per share from
  continuing operations, as adjusted for
  goodwill amortization                             $       1.54           1.65
Diluted earnings per share from
  continuing operations, as adjusted for
  goodwill amortization                             $       1.53           1.64

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


(3)    DISCONTINUED OPERATIONS

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

       As a result of the sale, the Company's wireless operations have been reflected as discontinued operations in the Company's consolidated statements of income and cash flows for the years ended December 31, 2002 and 2001. In its December 31, 2002 consolidated balance sheet, the Company reflected as "assets held for sale" a minority interest in a cellular partnership that it had previously agreed to sell to Alltel upon the satisfaction of various closing conditions. In light of the failure of the parties to agree upon whether the closing conditions were met, the Company determined during the first quarter of 2003 to retain such investment; therefore, for reporting purposes, this investment (and its related earnings) has been reclassified from discontinued operations to continuing operations on the accompanying financial statements for 2003. Prior periods have been restated to reflect this investment (and its related earnings) as part of continuing operations.

       The depreciation and amortization of long-lived and amortizable intangible assets related to the wireless operations ceased on March 19, 2002, the date of he definitive agreement to sell such operations.

       The Company had no outstanding indebtedness directly related to its wireless operations; therefore, no interest expense was allocated to discontinued operations. The following table represents certain summary income statement information related to the Company's wireless operations that is reflected in discontinued operations.

Year ended December 31,                                    2002            2001
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Operating revenues                                     $  246,705        437,965
--------------------------------------------------------------------------------
Operating income (1)                                   $   71,258        132,614
Nonrecurring gains and losses, net                              -        166,928
Income from unconsolidated cellular entities               25,768         19,868
Minority interest expense                                  (8,569)       (11,510)
Gain on sale of discontinued operations                   803,905              -
Other income                                                  188          4,707
--------------------------------------------------------------------------------
Pre-tax income from discontinued operations            $  892,550        312,607
Income tax expense                                       (284,459)      (118,657)
--------------------------------------------------------------------------------
Income from discontinued operations                    $  608,091        193,950
================================================================================

(1) Excludes corporate overhead costs of $11.3 million and $20.2 million for 2002 and 2001, respectively, allocated to the wireless operations. Included as a reduction in operating income for 2002 is a $30.5 million charge associated with the write-off of all amounts expended to develop the wireless portion of the Company's billing system currently in development.

       The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations:

Year ended December 31,                                       2002              2001
-------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Net cash provided by (used in) operating activities     $  (248,716) (1)       90,242
Net cash provided by investing activities                 1,572,195  (2)      141,530
Net cash provided by financing activities                         -                 -
-------------------------------------------------------------------------------------
       Net cash provided by discontinued operations     $ 1,323,479           231,772
=====================================================================================

(1) Includes approximately $305 million estimated tax payment related to sale of wireless operations.
(2) Includes cash proceeds of $1.59 billion from the sale of substantially all of the Company's wireless operations.


(4)    INVESTMENTS AND OTHER ASSETS

       Investments and other assets at December 31, 2003 and 2002 were composed of the following:

December 31,                                                       2003           2002
---------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

Goodwill                                                   $   3,425,001      3,427,281
Billing system development costs, less accumulated
  amortization of $508 in 2003                                   162,980        139,451
Cash surrender value of life insurance contracts                  93,960         93,664
Prepaid pension asset                                             59,055         26,046
Franchise costs                                                   35,300         35,300
Customer base, less accumulated amortization of
  $2,242 and $729                                                 20,458         21,971
Deferred interest rate hedge contracts                            31,239         33,635
Debt issuance costs, net                                          19,317         23,491
Fair value of interest rate swap                                       -         22,163
Other                                                            130,122        119,859
---------------------------------------------------------------------------------------
                                                           $   3,977,432      3,942,861
=======================================================================================

       The following information relates to the Company's goodwill as of December 31, 2003 and 2002:

December 31,                                                2003           2002
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Carrying amount of goodwill
   Telephone segment                                  $ 3,369,242      3,382,113
   Other operations                                        55,759         45,168
--------------------------------------------------------------------------------
       Total goodwill                                 $ 3,425,001      3,427,281
================================================================================

       Amortization of goodwill and other intangibles from continuing operations of $1.5 million, $729,000 and $58.4 million for 2003, 2002 and 2001, respectively, is included in "Depreciation and amortization" in the Company's Consolidated Statements of Income. In accordance with SFAS 142, effective January 1, 2002, goodwill is no longer subject to amortization but instead is tested for impairment at least annually. As of September 30, 2003, the Company completed the required annual test under SFAS 142 and determined its goodwill was not impaired.

       The following is a reconciliation of reported net income and reported earnings per share to the amounts that would have been reported had the Company been subject to SFAS 142 during 2001.

Year ended December 31,                                           2001
-------------------------------------------------------------------------------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Net income, as reported                                          $     343,031
Goodwill amortization, net of taxes                                     56,266
-------------------------------------------------------------------------------
Net income, as adjusted                                          $     399,297
===============================================================================

Basic earnings per share, as reported                            $        2.43
Goodwill amortization, net of taxes                                        .40
-------------------------------------------------------------------------------
Basic earnings per share, as adjusted                            $        2.83
===============================================================================

Diluted earnings per share, as reported                          $        2.41
Goodwill amortization, net of taxes                                        .40
-------------------------------------------------------------------------------
Diluted earnings per share, as adjusted                          $       2.81
===============================================================================

       The Company is in the process of developing an integrated billing and customer care system. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Aggregate capitalized costs (before accumulated amortization) totaled $163.5 million and $139.5 million at December 31, 2003 and 2002, respectively. A portion of such costs related to the wireless business ($30.5 million) was written off as a component of discontinued operations in the third quarter of 2002 as a result of the sale of substantially all of the Company's wireless operations on August 1, 2002. Excluding this write-off, the Company's aggregate capitalized billing system costs are expected to approximate $200-215 million upon completion and will be amortized over a twenty-year period. The Company began amortizing its billing system in 2003 based on the total number of customers that the Company has migrated to the new system.

       In connection with the acquisitions of properties from Verizon in 2002, the Company assigned $35.3 million of the purchase price as an intangible asset associated with franchise costs (which includes amounts necessary to maintain eligibility to provide telecommunications services in its licensed service areas). Such asset has an indefinite life and therefore is not subject to amortization currently.

       The Company assigned $22.7 million of the purchase price to a customer base intangible asset in connection with the acquisitions of Verizon properties in 2002. Such asset is being amortized over 15 years; amortization expense for 2003 and 2002 was $1.5 million and $729,000, respectively, and is expected to be $1.5 million for each of the full years remaining in the amortization period.

(5)    PROPERTY, PLANT AND EQUIPMENT

       Net property, plant and equipment at December 31, 2003 and 2002 was composed of the following:

December 31,                                               2003            2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Telephone
      Cable and wire                               $   3,801,079       3,643,167
      Central office                                   2,230,943       2,150,217
      General support                                    490,884         474,022
      Information origination/termination                 46,142          44,198
      Construction in progress                            21,289          32,507
      Other                                                6,263           3,789
--------------------------------------------------------------------------------
                                                       6,596,600       6,347,900
      Accumulated depreciation                        (3,498,298)     (3,136,107)
--------------------------------------------------------------------------------
                                                       3,098,302       3,211,793
--------------------------------------------------------------------------------

Other, at cost
      General support                                    320,417         346,037
      Fiber transport                                    141,853          74,305
      Other                                              125,285         100,950
--------------------------------------------------------------------------------
                                                         587,555         521,292
      Accumulated depreciation                          (230,376)       (201,440)
--------------------------------------------------------------------------------
                                                         357,179         319,852
--------------------------------------------------------------------------------

Net property, plant and equipment                  $   3,455,481       3,531,645
================================================================================

       Depreciation expense was $469.1 million, $410.9 million and $348.6 million in 2003, 2002 and 2001, respectively. The composite depreciation rate for telephone properties was 7.0% for 2003, 6.9% for 2002 and 6.8% for 2001.

(6)    LONG-TERM AND SHORT-TERM DEBT

       The Company's long-term debt as of December 31, 2003 and 2002 was as follows:

December 31,                                                                 2003           2002
-------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
CenturyTel
      Senior credit facilities                                       $           -        385,000
      Senior notes and debentures:
          7.75% Series A, due 2004                                          50,000         50,000
          8.25% Series B, due 2024                                         100,000        100,000
          6.55% Series C, due 2005                                          50,000         50,000
          7.20% Series D, due 2025                                         100,000        100,000
          6.15% Series E, due 2005                                         100,000        100,000
          6.30% Series F, due 2008                                         240,000        240,000
          6.875% Series G, due 2028                                        425,000        425,000
          8.375% Series H, due 2010                                        500,000        500,000
          6.02% Series J, due 2007 (remarketable 2005)                     500,000        500,000
          4.75% Series K, due 2032                                         165,000        165,000
          7.875% Series L, due 2012                                        500,000        500,000
          9.38% notes                                                            -          2,800
      6.86%* Employee Stock Ownership
        Plan commitment, due in installments through 2004                      500          1,500
      Unamortized net discount                                              (4,501)        (5,084)
      Fair value of derivative instrument related to
        Series H senior notes                                               19,440         22,163
      Fair value of derivative instruments related to
        Series L senior notes                                              (11,693)             -
      Other                                                                    114            146
-------------------------------------------------------------------------------------------------
               Total CenturyTel                                          2,733,860      3,136,525
-------------------------------------------------------------------------------------------------

Subsidiaries
      First mortgage debt
          5.92%* notes, payable to agencies of the U. S.
            government and cooperative lending
            associations, due in installments
            through 2025                                                   234,743        250,325
          7.98% notes, due through 2017                                      5,211          5,500
      Other debt
          6.98%* unsecured medium-term notes, due through 2008             199,613        244,124
          7.11%* notes, due in installments through 2020                     3,739          5,361
          6.55%* capital lease obligations, due through 2008                 4,589          7,034
-------------------------------------------------------------------------------------------------
               Total subsidiaries                                          447,895        512,344
-------------------------------------------------------------------------------------------------
Total long-term debt                                                     3,181,755      3,648,869
Less current maturities                                                     72,453         70,737
-------------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                         $   3,109,302      3,578,132
=================================================================================================
* weighted average interest rate at December 31, 2003

       The approximate annual debt maturities for the five years subsequent to December 31, 2003 are as follows: 2004 - $72.5 million; 2005 - $246.1 million; 2006 - $277.9 million (including $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006); 2007 - $521.7 million; and 2008 - $283.7 million.

       Certain of the loan agreements of CenturyTel and its subsidiaries contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2003, restricted net assets of subsidiaries were $249.1 million and subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $1.476 billion. At December 31, 2003, all of the consolidated retained earnings reflected on the balance sheet was available under CenturyTel's loan agreements for the declaration of dividends.

       Approximately 25% of the Company's telephone property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

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

       The senior note portion of the equity units is reflected on the balance sheet as long-term debt in the amount of $500 million. Interest expense on the senior notes is accrued at a rate of 6.02%, the initial interest rate. The present value of the aggregate contract adjustment payments has been recorded as an $11.6 million reduction to paid-in capital and as an equivalent liability. The Company is amortizing the difference between the aggregate amount of all payments and the present value thereof as interest expense over the three-year term of the purchase contracts. Upon making each such payment, the Company will allocate most of the payment to the reduction of its $11.6 million liability, and record the remainder as interest expense. The issuance costs of the equity units have been allocated to the units' debt and equity components. The debt issuance costs ($3.3 million) were computed based on typical costs of a debt transaction and will be amortized to interest expense over the term of the senior notes. The remainder of the issuance costs ($12.6 million) were treated as a cost of raising equity and recorded as a charge to paid-in capital.

       On July 22, 2002, the Company entered into $800 million of credit facilities, consisting of a $533 million three-year facility and a $267 million 364-day revolving facility with a one-year term-out option. The 364-day revolving facility was not renewed in 2003. The Company had no outstanding borrowings under its facility at December 31, 2003.

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

       At December 31, 2003, the Company had available $533.3 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank.


(7)    DERIVATIVE INSTRUMENTS

       During 2002, the Company entered into a fair value hedge with respect to the Company's $500 million aggregate principal amount of 8.375% Series H senior notes, due 2010. This hedge was a "fixed to variable" interest rate swap that effectively converted the Company's fixed rate interest payment obligations under these notes into variable rate obligations. The change in the value of this hedge was reflected as a component of interest expense for the year ended December 31, 2002. As of December 31, 2002, the Company realized an interest rate of 4.96% related to such hedge. Interest expense was reduced by $7.8 million in 2002 as a result of this hedge. The fair value of such hedge at December 31, 2002 was $22.2 million and is reflected on the accompanying balance sheet as both an asset (included in "Other assets") and as an increase in the underlying debt (included in "Long-term debt"). In May 2003, the Company terminated this hedge. In connection with such termination, the Company received approximately $22.3 million in cash upon settlement, which represented the fair value of the hedge at the termination date. Such amount is being amortized as a reduction of interest expense through 2010, the maturity date of the Series H notes.

       In May and July 2003, the Company entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. As of December 31, 2003, the Company realized a weighted average interest rate of 4.8% related to these hedges. Interest expense was reduced by $7.7 million during 2003 as a result of these hedges. The aggregate fair value of such hedges at December 31, 2003 was $11.7 million and is reflected on the accompanying balance sheet as both a liability (included in "Deferred credits and other liabilities") and as a decrease to the Company's underlying long-term debt.

       During 2002, the Company entered into (i) a cash flow hedge designed to lock in a fixed interest rate for $100 million of the $500 million senior notes issued in the third quarter of 2002 which was settled in the third quarter of 2002 for a $1.1 million payment by the Company (which is being amortized as additional interest expense over a ten-year period, which equates to the term of the debt issuance hedged) and (ii) a cash flow hedge designed to eliminate the variability of interest payments for $400 million of variable rate debt under the Company's $800 million credit facilities. During the second quarter of 2003, the Company retired all outstanding indebtedness associated with its $800 million credit facilities; therefore, such cash flow hedge was deemed ineffective in 2003 and resulted in a $722,000 unfavorable pre-tax charge to the Company's income.


(8)    DEFERRED CREDITS AND OTHER LIABILITIES

       Deferred credits and other liabilities at December 31, 2003 and 2002 were composed of the following:

December 31,                                               2003              2002
----------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Deferred federal and state income taxes             $    528,551           352,161
Accrued postretirement benefit costs                     222,613           208,542
Fair value of interest rate swap                          11,693             1,290
Additional minimum pension liability                           -            56,388
Minority interest                                          7,218            26,067
Other                                                     66,576            71,720
----------------------------------------------------------------------------------
                                                    $    836,651           716,168
==================================================================================

(9)    STOCKHOLDERS' EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                       2003
--------------------------------------------------------------------------
                                                             (In thousands)

Incentive compensation programs                                  12,099
Acquisitions                                                      4,064
Employee stock purchase plan                                      4,822
Dividend reinvestment plan                                          454
Conversion of convertible preferred stock                           435
Other employee benefit plans                                      3,717
--------------------------------------------------------------------------
                                                                 25,591
==========================================================================

       Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2003, the holders of 8.9 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2003, CenturyTel had 2.0 million shares of authorized convertible preferred stock, $25 par value per share. At December 31,2003 and 2002, there were 319,000 shares of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

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


(10)   POSTRETIREMENT BENEFITS

       The Company sponsors health care plans (which use a December
31 measurement date) that provide postretirement benefits to all qualified retired employees.

       On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the Company's retiree medical obligations and reported costs do not reflect the impact of this legislation. Deferring recognition of the new medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to unresolved questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters.

       In 2003, the Company announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement benefit plan.

       The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,                                                 2003          2002         2001
---------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year          $    253,762       215,872      165,266
     Service cost                                            6,176         6,669        6,373
     Interest cost                                          18,216        15,962       14,512
     Participant contributions                               1,199           617          548
     Acquisitions                                                -        56,539            -
     Plan amendments                                       (34,597)            -            -
     Actuarial (gain) loss                                  79,163       (29,534)      40,005
     Benefits paid                                         (12,498)      (12,363)     (10,832)
---------------------------------------------------------------------------------------------
Benefit obligation at end of year                     $    311,421       253,762      215,872
=============================================================================================

Change in plan assets
     Fair value of plan assets at beginning of year   $     28,697        36,555       39,873
     Return on assets                                        4,479        (2,896)      (1,379)
     Employer contributions                                  8,000         6,784        8,345
     Participant contributions                               1,199           617          548
     Benefits paid                                         (12,498)      (12,363)     (10,832)
---------------------------------------------------------------------------------------------
Fair value of plan assets at end of year              $     29,877        28,697       36,555
=============================================================================================

       Net periodic postretirement benefit cost for 2003, 2002 and 2001 included the following components:

Year ended December 31,                                      2003          2002         2001
---------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Service cost                                          $      6,176         6,669        6,373
Interest cost                                               18,216        15,962       14,512
Expected return on plan assets                              (2,870)       (3,656)      (3,987)
Amortization of unrecognized actuarial loss                  2,234         1,470        1,337
Amortization of unrecognized prior service cost             (2,447)         (129)        (129)
---------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost              $     21,309        20,316       18,106
=============================================================================================

       The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2003, 2002 and 2001.

December 31,                                                 2003          2002         2001
---------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)

Benefit obligation                                    $   (311,421)     (253,762)    (215,872)
Fair value of plan assets                                   29,877        28,697       36,555
Unamortized prior service cost                             (33,068)         (918)      (1,046)
Unrecognized net actuarial loss                             89,893        14,573       33,925
---------------------------------------------------------------------------------------------
Accrued benefit cost                                  $   (224,719)     (211,410)    (146,438)
=============================================================================================

       Assumptions used in accounting for postretirement benefits as of December 31, 2003 and 2002 were:

                                                                        2003            2002
---------------------------------------------------------------------------------------------
Determination of benefit obligation
    Discount rate                                                         6.0%           6.75
    Healthcare trend rates (Medical/Prescription Drug)
       Following year                                              11.0%/16.0%        4.9/5.7
       Rate to which the cost trend rate is assumed to
        decline (the ultimate trend rate)                            5.0%/5.0%        4.5/4.5
       Year that the rate reaches the ultimate trend rate            2010/2015      2015/2015

Determination of benefit cost
    Discount rate                                                        6.75%           7.00
    Expected return on plan assets                                       8.25%           10.0
---------------------------------------------------------------------------------------------

       The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.

       The Company's postretirement benefit plan weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                                         2003             2002
------------------------------------------------------------------------------
Equity securities                                        80.5%            56.2
Debt securities                                          16.4             36.6
Other                                                     3.1              7.2
------------------------------------------------------------------------------
Total                                                   100.0%           100.0
==============================================================================

       In determining the expected return on plan assets, historical markets are studied and long-term relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are also reviewed to check for reasonableness.

       Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                     1-Percentage      1-Percentage
                                                    Point Increase    Point Decrease
------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Effect on total of service and
 interest cost components                           $     1,588            (1,514)
Effect on postretirement benefit
 obligation                                         $    20,377           (19,126)
------------------------------------------------------------------------------------

       The Company expects to contribute approximately $13 million to its postretirement benefit plan in 2004.

(11)   RETIREMENT AND SAVINGS PLANS

       CenturyTel and certain subsidiaries sponsor defined benefit pension plans for substantially all employees. CenturyTel also sponsors an Outside Directors' Retirement Plan and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits. The Company uses a December 31 measurement date for its plans.

       The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for the Company's retirement and savings plans.

December 31,                                               2003          2002         2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Change in benefit obligation
    Benefit obligation at beginning of year         $    346,256       271,490      249,835
    Service cost                                          12,840        10,353        7,760
    Interest cost                                         23,617        20,053       17,829
    Plan amendments                                            -             -        1,205
    Acquisitions                                               -        51,428            -
    Settlements                                           (9,962)            -            -
    Actuarial (gain) loss                                 46,221         9,231        9,065
    Benefits paid                                        (28,139)      (16,299)     (14,204)
-------------------------------------------------------------------------------------------
Benefit obligation at end of year                   $    390,833       346,256      271,490
===========================================================================================

Change in plan assets
    Fair value of plan assets at beginning of year  $    266,420       270,902      315,727
    Return on plan assets                                 52,783       (42,998)     (31,998)
    Employer contributions                                50,437         3,387        1,377
    Acquisitions                                           6,807        51,428            -
    Benefits paid                                        (28,139)      (16,299)     (14,204)
-------------------------------------------------------------------------------------------
Fair value of plan assets at end of year            $    348,308       266,420      270,902
===========================================================================================

       At December 31, 2003, the Company's underfunded pension plans (meaning those with benefit obligations in excess of plan assets) had aggregate benefit obligations of $138.4 million and aggregate plan assets of $84.4 million. As of December 31, 2002, all of the pension plans had benefit obligations in excess of plan assets.

       Net periodic pension expense (benefit) for 2003, 2002 and 2001 included the following components:

Year ended December 31,                                    2003          2002         2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Service cost                                       $      12,840        10,353        7,760
Interest cost                                             23,617        20,053       17,829
Expected return on plan assets                           (22,065)      (28,575)     (30,803)
Settlements                                                2,233             -            -
Recognized net (gains) losses                              7,214         1,248       (2,399)
Net amortization and deferral                                397           395          301
-------------------------------------------------------------------------------------------
Net periodic pension expense (benefit)             $      24,236         3,474       (7,312)
===========================================================================================

       The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 2003, 2002 and 2001.

December 31,                                               2003          2002         2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Benefit obligation                                 $    (390,833)     (346,256)    (271,490)
Fair value of plan assets                                348,308       266,420      270,902
Unrecognized transition asset                               (900)       (1,152)      (1,404)
Unamortized prior service cost                             3,721         4,370        5,017
Unrecognized net actuarial (gain) loss                    98,759       102,664       23,121
-------------------------------------------------------------------------------------------
Prepaid pension cost                               $      59,055        26,046       26,146
===========================================================================================

       The Company's accumulated benefit obligation as of December 31, 2003 and 2002 was $329.0 million and $284.8 million, respectively.

       Amounts recognized on the balance sheet consist of:

December 31,                                               2003         2002         2001
------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Prepaid pension cost                               $      59,055       26,046       26,146
Additional minimum pension liability
  (reflected in Deferred Credits and
  Other Liabilities)                                           -      (56,388)           -
Intangible asset (reflected in Other Assets)                   -        1,212            -
Accumulated Other Comprehensive Loss                           -       55,176            -
------------------------------------------------------------------------------------------
                                                   $      59,055       26,046       26,146
==========================================================================================

       Assumptions used in accounting for the pension plans as of December 2003 and 2002 were:

                                                                        2003          2002
------------------------------------------------------------------------------------------
Determination of benefit obligation
    Discount rate                                                       6.0%          6.75
    Weighted average rate of compensation increase                      4.0%          4.50

Determination of benefit cost
    Discount rate                                                      6.75%           7.0
    Weighted average rate of compensation increase                     4.50%          4.50
    Expected long-term rate of return on assets                        8.25%          10.0
------------------------------------------------------------------------------------------

       The Company employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.

       The Company's pension plans weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

                                                        2003         2002
-------------------------------------------------------------------------
Equity securities                                      54.0%         66.5
Debt securities                                        11.0           5.7
Cash and cash equivalents                              32.3          24.4
Other                                                   2.7           3.4
-------------------------------------------------------------------------
Total                                                 100.0%        100.0
=========================================================================

     In determining the expected return on plan assets, historical markets are studied and long-term relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. Peer data and historical returns are also reviewed to check for reasonableness.

       The amount of the 2004 contribution will be determined based on a number of factors, including the results of the 2004 actuarial valuation report. At this time, the amount of the 2004 contribution is not known.

       CenturyTel sponsors an Employee Stock Ownership Plan ("ESOP") which covers most employees with one year of service with the Company and is funded by Company contributions determined annually by the Board of Directors. The Company's expense related to the ESOP during 2003, 2002 and 2001 was $8.9 million, $9.3 million, and $7.5 million, respectively. At December 31, 2003, the ESOP owned an aggregate of 7.2 million shares of CenturyTel common stock.

       CenturyTel and certain subsidiaries also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans") which are available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plans were $8.2 million in 2003, $6.7 million in 2002 and $6.6 million in 2001.

(12)   INCOME TAX

       Income tax expense from continuing operations included in the Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001 was as follows:

Year ended December 31,                               2003          2002         2001
--------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Federal
     Current                                    $    58,659        22,987       26,689
     Deferred                                       118,600        80,056       62,164
State
     Current                                           (113)       11,406        6,735
     Deferred                                        10,106        (8,944)      (4,220)
--------------------------------------------------------------------------------------
                                                $   187,252       105,505       91,368
======================================================================================

       Income tax expense for 2003 was reduced by $21.6 million primarily as a result of reducing the valuation allowance related to net state operating loss carryforwards as it is more likely than not that future taxable income will be sufficient to enable the Company to utilize this portion of the operating loss carryforwards.

       Income tax expense from continuing operations was allocated as follows:

Year ended December 31,                                    2003         2002        2001
-----------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Income tax expense in the consolidated
  statements of income                                $  187,252      105,505      91,368
Stockholders' equity:
     Compensation expense for tax purposes
       in excess of amounts recognized for
       financial reporting purposes                       (4,385)      (7,471)     (1,051)
     Tax effect of the change in accumulated
       other comprehensive income (loss)                  19,763      (19,763)    (13,715)
-----------------------------------------------------------------------------------------

       The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

Year ended December 31,                                     2003         2002       2001
------------------------------------------------------------------------------------------
                                                           (Percentage of pre-tax income)
Statutory federal income tax rate                           35.0%        35.0        35.0
State income taxes, net of federal income
  tax benefit                                                1.2           .5          .7
Amortization of nondeductible goodwill                         -            -         3.4
Amortization of investment tax credits                         -          (.1)        (.2)
Amortization of regulatory liability                         (.1)         (.3)        (.7)
Other, net                                                   (.9)          .2         (.2)
------------------------------------------------------------------------------------------
Effective income tax rate                                   35.2%        35.3        38.0
==========================================================================================

       In accordance with SFAS 142, effective January 1, 2002, goodwill amortization for financial reporting purposes ceased.

       The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 were as follows:

December 31,                                                    2003              2002
---------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Deferred tax assets
    Postretirement benefit costs                         $     59,215            40,852
    Regulatory support                                         12,464            11,414
    Net state operating loss carryforwards                     41,358            28,380
    Other employee benefits                                    10,160            28,697
    Other                                                      24,819            18,720
---------------------------------------------------------------------------------------
       Gross deferred tax assets                              148,016           128,063
       Less valuation allowance                               (19,735)          (28,380)
---------------------------------------------------------------------------------------
       Net deferred tax assets                                128,281            99,683
---------------------------------------------------------------------------------------

Deferred tax liabilities
    Property, plant and equipment, primarily
      due to depreciation differences                        (291,482)         (189,663)
    Goodwill                                                 (350,812)         (256,801)
    Deferred debt costs                                        (2,470)           (2,400)
    Intercompany profits                                       (3,485)           (2,980)
    Other                                                      (8,583)                -
---------------------------------------------------------------------------------------
       Gross deferred tax liabilities                        (656,832)         (451,844)
---------------------------------------------------------------------------------------
Net deferred tax liability                               $   (528,551)         (352,161)
=======================================================================================

       As of December 31, 2003, the Company had available tax benefits associated with net state operating loss carryforwards, which expire through 2023, of $41.4 million. In assessing whether the Company can realize the benefits of its net state operating loss carryforwards, the Company considers whether it is more likely than not that some portion or all of the carry-forwards will not be realized. The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers its scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of such assessment, $19.7 million was reserved through the valuation allowance as of December 31, 2003 as it is likely that this amount of net operating loss carryforwards will not be utilized prior to expiration.


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


(14)   EARNING PER SHARE

       The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                                       2003        2002        2001
--------------------------------------------------------------------------------------------
                                                               (Dollars, except per share
                                                            amounts, and shares in thousands)
Income (Numerator):
     Income from continuing operations                   $  344,707     193,533     149,081
     Discontinued operations, net of tax                          -     608,091     193,950
--------------------------------------------------------------------------------------------
Net income                                                  344,707     801,624     343,031
Dividends applicable to preferred stock                        (399)       (399)       (399)
--------------------------------------------------------------------------------------------
Net income applicable to common stock for
  computing basic earnings per share                        344,308     801,225     342,632
Dividends applicable to preferred stock                         399         399         399
--------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
  diluted earnings per share                             $  344,707     801,624     343,031
============================================================================================

Net income applicable to common stock for
  computing basic earnings per share, as
  adjusted for goodwill amortization                     $  344,308     801,225     398,898
============================================================================================

Net income as adjusted for purposes of computing
  diluted earnings per share, as adjusted for
  goodwill amortization                                  $  344,707     801,624     399,297
============================================================================================

Shares (Denominator):
Weighted average number of shares outstanding
  during period                                             143,673     141,796     141,021
Employee Stock Ownership Plan shares not
  committed to be released                                      (90)       (183)       (278)
--------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during
  period for computing basic earnings per share             143,583     141,613     140,743
Incremental common shares attributable to
  dilutive securities:
     Shares issuable under convertible securities               435         435         435
     Shares issuable under outstanding stock options            682         831       1,129
--------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes of
  computing diluted earnings per share                      144,700     142,879     142,307
============================================================================================

Basic earnings per share
     From continuing operations                          $     2.40        1.36        1.06
     From continuing operations, as adjusted for
       goodwill amortization                             $     2.40        1.36        1.39
     From discontinued operations                        $        -        4.29        1.38
     From discontinued operations, as adjusted for
       goodwill amortization                             $        -        4.29        1.45
     Basic earnings per share                            $     2.40        5.66        2.43
     Basic earnings per share, as adjusted for
       goodwill amortization                             $     2.40        5.66        2.83

Diluted earnings per share
     From continuing operations                          $     2.38        1.35        1.05
     From continuing operations, as adjusted for
       goodwill amortization                             $     2.38        1.35        1.37
     From discontinued operations                        $        -        4.26        1.36
     From discontinued operations, as adjusted for
       goodwill amortization                             $        -        4.26        1.43
     Diluted earnings per share                          $     2.38        5.61        2.41
     Diluted earnings per share, as adjusted for
       goodwill amortization                             $     2.38        5.61        2.81

       The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 2.6 million for 2003, 3.3 million for 2002 and
1.3 million for 2001.

(15)   STOCK OPTION PROGRAMS

       CenturyTel maintains programs which allow the Board of Directors, through the Compensation Committee, to grant (i) incentives to certain employees in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares and (ii) stock options to outside directors. As of December 31, 2003, CenturyTel had reserved 12.1 million shares of common stock which may be issued under CenturyTel's current incentive compensation programs.

       Under the Company's programs, options have been granted to employees and directors at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

       Stock option transactions during 2003, 2002 and 2001 were as follows:

                                                           Number        Average
                                                         of options       price
--------------------------------------------------------------------------------
Outstanding December 31, 2000                           4,681,159      $   21.16
      Exercised                                          (149,806)         15.91
      Granted                                           1,971,750          28.14
      Forfeited                                          (135,583)         18.42
-----------------------------------------------------------------
Outstanding December 31, 2001                           6,367,520          23.51
      Exercised                                        (1,366,560)         13.97
      Granted                                           1,983,150          32.28
      Forfeited                                           (88,308)         28.59
-----------------------------------------------------------------
Outstanding December 31, 2002                           6,895,802          27.95
      Exercised                                        (1,059,414)         22.30
      Granted                                           1,720,317          27.36
      Forfeited                                          (822,133)         33.34
-----------------------------------------------------------------
Outstanding December 31, 2003                           6,734,572          28.14
=================================================================

Exercisable December 31, 2003                           3,807,355          27.21
=================================================================

Exercisable December 31, 2002                           3,991,753          25.68
=================================================================

       The following tables summarize certain information about CenturyTel's stock options at December 31, 2003.

                                   Options outstanding
-------------------------------------------------------------------------------------------
                                                 Weighted average
     Range of                                  remaining contractual       Weighted average
  exercise prices       Number of options        life outstanding           exercise price
-------------------------------------------------------------------------------------------

$    11.67-17.64               931,324                   1.9                $     14.90
     24.10-26.31               230,308                   7.6                      25.20
     26.62-31.56             3,061,468                   7.9                      27.73
     31.75-38.50             2,469,563                   8.4                      33.66
     39.00-46.19                41,909                   5.3                      42.47
                             ---------
     11.67-46.19             6,734,572                   7.5                      28.14
                             =========

                                    Options exercisable
--------------------------------------------------------------------------------------------
     Range of                            Number of                          Weighted average
  exercise prices                   options exercisable                     exercise price
--------------------------------------------------------------------------------------------

$    11.67-17.64                            931,324                         $     14.90
     24.10-26.31                            178,753                               25.14
     26.62-31.56                          1,179,303                               28.15
     31.75-38.50                          1,476,066                               34.04
     39.00-46.19                             41,909                               42.47
                                          ---------
     11.67-46.19                          3,807,355                               27.21
                                          =========


(16)   SUPPLEMENTAL CASH FLOW DISCLOSURES

       The amount of interest actually paid by the Company, net of amounts capitalized of $488,000, $1.2 million and $3.5 million during 2003, 2002 and 2001, respectively, was $221.1 million, $210.9 million and $224.7 million during 2003, 2002 and 2001, respectively. Income taxes paid were $91.6 million in 2003, $325.5 million in 2002 and $128.3 million in 2001. Income tax refunds totaled $85.7 million in 2003, $2.7 million in 2002 and $5.0 million in 2001.

       The Company has consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2003. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,                          2003         2002         2001
--------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Property, plant and equipment, net           $  46,390      866,575            -
Goodwill                                        21,743    1,335,157       33,183
Deferred credits and other liabilities          21,754      (56,897)      13,948
Other assets and liabilities, excluding
  cash and cash equivalents                     (3,644)     100,191            -
--------------------------------------------------------------------------------
Decrease in cash due to acquisitions         $  86,243    2,245,026       47,131
================================================================================

       The Company has disposed of various operations reflected within continuing operations, along with certain other assets, during the three years ended December 31, 2003. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                          2003         2002         2001
-------------------------------------------------------------------------------
                                                     (Dollars in thousands)

Property, plant and equipment, net           $      -            -       (2,447)
Marketable equity securities                        -            -       (3,614)
Other assets and liabilities,
  excluding cash and cash equivalents               -         (435)     (19,080)
Gain on sale of assets                              -       (3,709)     (33,043)
-------------------------------------------------------------------------------
Increase in cash due to dispositions         $      -       (4,144)     (58,184)
===============================================================================

       For information on the Company's discontinued operations, see Note 3.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 2003 and 2002.

                                                          Carrying         Fair
                                                           Amount          value
-------------------------------------------------------------------------------------
                                                          (Dollars in thousands)
December 31, 2003
-----------------
Financial assets
   Other                                             $      54,605        54,605  (2)

Financial liabilities
   Long-term debt (including current maturities)     $   3,181,755     3,440,279  (1)
   Interest rate swaps                               $      11,693        11,693  (2)
   Other                                             $      44,612        44,612  (2)
-------------------------------------------------------------------------------------

December 31, 2002
-----------------

Financial assets
   Interest rate swaps                               $      22,163        22,163  (2)
   Other                                             $      33,637        33,637  (2)

Financial liabilities
   Long-term debt (including current maturities)     $   3,648,869     3,937,535  (1)
   Interest rate swaps                                       1,290         1,290  (2)
   Other                                             $      41,884        41,884  (2)
-------------------------------------------------------------------------------------

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

(18)   BUSINESS SEGMENTS

       The Company's only separately reportable business segment is its telephone operations. The operating income of this segment is reviewed by the chief operating decision maker to assess performance and make business decisions. Due to the sale of the Company's wireless operations, such operations (which were previously reported as a separate segment) are classified as discontinued operations. Other operations include, but are not limited to, the Company's non-regulated long distance operations, Internet operations, competitive local exchange carrier operations, fiber transport business and security monitoring operations.

       The Company's telephone operations are conducted in rural, suburban and small urban communities in 22 states. Approximately 70% of the Company's telephone access lines are in Wisconsin, Missouri, Alabama, Arkansas and Washington.

                                                                   Depreciation
                                                        Operating       and       Operating
                                                         revenues  amortization    income
-------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Year ended December 31, 2003
Telephone                                           $   2,071,980       450,851     688,114
Other operations                                          308,765        19,790      62,282
-------------------------------------------------------------------------------------------
Total                                               $   2,380,745       470,641     750,396
===========================================================================================


Year ended December 31, 2002

Telephone                                           $   1,733,592       396,866     543,113
Other operations                                          238,404        14,760      43,568
Corporate overhead costs allocable to
  discontinued operations                                       -             -     (11,275)
-------------------------------------------------------------------------------------------
Total                                               $   1,971,996       411,626     575,406
===========================================================================================


Year ended December 31, 2001

Telephone                                           $   1,505,733       398,284     423,420
Other operations                                          173,771         8,754      22,098
Corporate overhead costs allocable to
  discontinued operations                                       -             -     (20,213)
-------------------------------------------------------------------------------------------
Total                                               $   1,679,504       407,038     425,305
===========================================================================================


Year ended December 31,                                     2003          2002        2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)

Operating income                                    $     750,396       575,406     425,305
Interest expense                                         (226,751)     (221,845)   (225,523)
Income from unconsolidated cellular entity                  6,160         5,582       7,592
Nonrecurring gains and losses, net                              -         3,709      33,043
Other income and expense                                    2,154       (63,814)         32
-------------------------------------------------------------------------------------------
Income from continuing operations
  before income tax expense                         $     531,959       299,038     240,449
===========================================================================================


Year ended December 31,                                     2003          2002        2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Capital expenditures
     Telephone                                      $     317,357       319,536     351,010
     Other operations                                      60,582        66,731      84,505
-------------------------------------------------------------------------------------------
Total                                               $     377,939       386,267     435,515
===========================================================================================


December 31,                                                2003          2002        2001
-------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Total assets
     Telephone                                      $   6,747,036     6,962,713   4,754,522
     Other operations                                   1,148,816       807,695     730,395
     Assets held for sale                                       -             -     833,767
-------------------------------------------------------------------------------------------
Total assets                                        $   7,895,852     7,770,408   6,318,684
===========================================================================================

       Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)   COMMITMENTS AND CONTINGENCIES

       Construction expenditures and investments in vehicles, buildings and equipment during 2004 are estimated to be $290 million for telephone operations and $110 million for other operations.

       In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 29, 2002 in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that the Company unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in the Company's telephone markets. The Court has not yet ruled on the plaintiffs' certification motion, and has not yet set a date to resolve this issue. Given the current status of this case, the Company cannot estimate the potential impact, if any, that this case will have on its results of operations.

       AT&T filed a petition with the FCC in December 2003 seeking forbearance from enforcing certain provisions of the Telecommunications Act of 1996 that allows LECs to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. The Company has not recognized any revenues in excess of the authorized rate of return applicable to those carriers who historically have requested refunds pending resolution of the "deemed lawful" tariff issue. The Company will continue to monitor the status of the AT&T petition with the FCC. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

       From time to time, the Company is involved in various other claims and legal actions relating to the conduct of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(20) SUBSEQUENT EVENT

       On February 3, 2004, the Company announced that its board of directors approved a stock repurchase program that will allow the Company to repurchase up to an aggregate of $400 million of either its common stock or convertible equity units prior to December 31, 2005. The Company commenced purchases under this plan on February 6, 2004.


                                * * * * * * * * *

                                CENTURYTEL, INC.
               Consolidated Quarterly Income Statement Information
                                   (Unaudited)

                                                      First      Second       Third      Fourth
                                                     quarter     quarter     quarter     quarter
---------------------------------------------------------------------------------------------------------
                                                  (Dollars in thousands, except per share amounts)
2003                                                                 (unaudited)
---------------------------------------------------------------------------------------------------------

Operating revenues                               $   580,530     590,148     603,752     606,315
Operating income                                 $   184,773     188,381     190,781     186,461
Net income                                       $    83,919      87,367      90,979      82,442
Basic earnings per share                         $       .59         .61         .63         .57
Diluted earnings per share                       $       .58         .60         .63         .57

2002
------------------------------------------------------------------------------------------------

Operating revenues                               $   422,918     438,702     524,497     585,879
Operating income                                 $   119,049     109,531     157,716     189,110
Income from continuing operations                $    43,117      41,482      64,589      44,345
Net income                                       $    70,767      78,763     607,749      44,345
Basic earnings per share from
  continuing operations                          $       .30         .29         .46         .31
Basic earnings per share                         $       .50         .56        4.29         .31
Diluted earnings per share from
  continuing operations                          $       .30         .29         .45         .31
Diluted earnings per share                       $       .50         .55        4.26         .31

2001
------------------------------------------------------------------------------------------------

Operating revenues                               $   411,602     409,250     423,973     434,679
Operating income                                 $   104,309      99,209     105,991     115,796
Income from continuing operations                $    27,708      22,533      60,994      37,846
Net income                                       $    46,722     154,241      92,305      49,763
Basic earnings per share from
  continuing operations                          $       .20         .16         .43         .27
Basic earnings per share from
  continuing operations, as adjusted             $       .28         .24         .51         .35
Basic earnings per share                         $       .33        1.10         .65         .35
Basic earnings per share, as adjusted            $       .43        1.20         .75         .45
Diluted earnings per share from
  continuing operations                          $       .19         .16         .43         .27
Diluted earnings per share from
  continuing operations, as adjusted             $       .28         .24         .51         .35
Diluted earnings per share                       $       .33        1.09         .65         .35
Diluted earnings per share, as adjusted          $       .43        1.19         .75         .45
------------------------------------------------------------------------------------------------

       Diluted earnings per share for the fourth quarter of 2003 included a $.06 per share charge related to operating taxes, net of related revenue effect, and interest associated with various operating tax audits.

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


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

Item 9A.   Controls and Procedures

       The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of December 31, 2003. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

       The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name                        Age         Office(s) held with CenturyTel
----                        ---         ------------------------------

Glen F. Post, III           51          Chairman of the Board of Directors
                                          and Chief Executive Officer

Karen A. Puckett            43          President and Chief Operating Officer

R. Stewart Ewing, Jr.       52          Executive Vice President and
                                          Chief Financial Officer

David D. Cole               46          Senior Vice President -
                                          Operations Support

Stacey W. Goff              38          Senior Vice President, General Counsel
                                          and Corporate Secretary

Michael Maslowski           56          Senior Vice President and
                                          Chief Information Officer

       Each of the Registrant's executive officers, except for Ms. Puckett and Mr. Goff, has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years.

       Ms. Puckett has served as President and Chief Operating Officer of the Company since August 2002, as Executive Vice President and Chief Operating Officer of the Company from July 2000 through August 2002, as Sales and Marketing Senior Officer of BroadStream Communications from July 1999 through July 2000 and as Texas Region President for GTE Wireless from 1996 to mid-1999. Commco Technology LLC (formerly BroadStream Communications) filed for bankruptcy on December 18, 2000 in the United States Bankruptcy Court, District of Connecticut (Bridgeport). Ms. Puckett was an officer of BroadStream Communications from July 1999 through July 2000.

       Mr. Post has served as Chairman of the Board since June 2002, and previously served as Vice Chairman of the Board from 1993 to 2002 and President from 1990 to 2002. In May 1999, Mr. Ewing was promoted from Senior Vice President to Executive Vice President. In August 2003, Mr. Goff was promoted to Senior Vice President, General Counsel and Secretary. He previously served as Vice President and Assistant General Counsel from 2000 to July 2003 and as Director-Corporate Legal from 1998 to 2000.

       The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2004 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2004.


Item 11.   Executive Compensation.

       The information required by Item 11 is incorporated by reference to the Proxy Statement.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

       The following table provides information as of December 31, 2003, concerning shares of CenturyTel common stock authorized for issuance under CenturyTel's existing equity compensation plans.

                                                                                            (c)
                                                                                   Number of securities
                                                                                  remaining available for
                                        (a)                        (b)             future issuance under
                              Number of securities to       Weighted-average         plans (excluding
                            be issued upon conversion       exercise price of    securities reflected in
  Plan category             of outstanding options          outstanding options         column (a))
-----------------         ----------------------------      -------------------   ------------------------

Equity compensation
 plans approved by
 security holders                    6,734,572                    $28.14                 3,712,002

Employee Stock Purchase
 Plan approved by
 shareholders                                -                         -                 4,822,491

Equity compensation
 plans not approved by
 security holders                            -                         -                         -
----------------------------------------------------------------------------------------------------------
Totals                               6,734,572                    $28.14                 8,534,493
==========================================================================================================

       The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

       The information required by Item 13 is incorporated by reference to the Proxy Statement.


Item 14.   Principal Accounting Fees and Services

           The information required by Item 14 is incorporated by reference to the Proxy Statement.


                                     PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          a.   Financial Statements

               (i)   Consolidated Financial Statements:

                         Independent Auditors' Report on Consolidated Financial Statements and Financial Statement Schedule

                         Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001

                         Consolidated Statements of Comprehensive Income for the years ended December 31, 2003, 2002 and 2001

                         Consolidated Balance Sheets - December 31, 2003
                         and 2002

                         Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

                         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2003, 2002 and 2001

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

          b.   Reports on Form 8-K.

               The following items were reported in a Form 8-K filed October 30, 2003: Item 12. Results of Operations and Financial Condition - News release announcing third quarter 2003 operating results.


          c.   Exhibits:

               3.1 Amended and Restated Articles of Incorporation of Registrant, dated as of May 6, 1999,
                     (incorporated by reference to Exhibit 3(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

               3.2   Registrant's Bylaws, as amended through August
                     26, 2003 (incorporated by reference to Exhibit
                     3.1 of Registrant's Current Report on Form 8-K dated August 26, 2003 and filed on December 2, 2003).

               3.3 Governance Guidelines and Charters, as amended through February 25, 2004, all included elsewhere herein.

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

                     (f) For information on Registrant's Series J
                         notes and related First Supplemental
                         Indenture, see Item 4.7 below.

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

                     (j) Form of 7.875% Senior Notes, Series L, due 2012
                         (included in Exhibit 4.4(i)).

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

               4.6 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                     1998).

               4.7 Agreements relating to equity units issued by CenturyTel in May 2002:

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

               10.1 Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of Company employees)

                     (a) Registrant's Employee Stock Ownership Plan
                         and Trust, as amended and restated February
                         28, 2002 and amendment thereto dated
                         December 31, 2002 (incorporated by
                         reference to Exhibit 10.1(a) of
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

                     (b) Registrant's Dollars & Sense Plan and
                         Trust, as amended and restated, effective
                         September 1, 2000 and amendment thereto
                         dated December 31, 2002 (incorporated by reference to Exhibit 10.1(b) of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

                     (c) Registrant's Amended and Restated
                         Retirement Plan, effective as of February
                         28, 2002, and amendment thereto dated
                         December 31, 2002 (incorporated by
                         reference to Exhibit 10.1(c) of
                         Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

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

               10.2  Stock-based Incentive Plans

                     (a) Registrant's 1983 Restricted Stock Plan, dated
                         February 21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to
                         Exhibit 10.1(e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, (incorporated by reference to Exhibit 10.1
                         (e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                         1997), and amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.2(a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001).

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

                     (c) Registrant's 1995 Incentive Compensation Plan approved by Registrant's shareholders on May 11, 1995
                         (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996 (incorporated by Reference to
                         Exhibit 10.1 (l) to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

                         (iii)Form of Stock Option Agreement,
                              pursuant to 1995 Incentive Compensation
                              Plan and dated as of February 24, 1997,
                              entered into by Registrant and its officers
                              (incorporated by reference to Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

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

                         (v)  Form of Restricted Stock and
                              Performance Share Agreement, dated as of February 22, 1999, relating to equity incentive awards granted in 1999 pursuant to the Registrant's 1995 Incentive Compensation Plan that were vested or earned wholly or in part in early 2004 (incorporated by reference to Exhibit 10.1(x) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                              1999).

                     (d) Amended and Restated Registrant's
                         2000 Incentive Compensation Plan,
                         as amended through May 23, 2000
                         (incorporated by reference to
                         Exhibit 10.2 to Registrant's
                         Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 2000)
                         and amendment thereto dated May 29,
                         2003 (incorporated by reference to
                         Exhibit 10.2 to Registrant's
                         Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 2003).

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

                         (ii) Form of Stock Option Agreement,
                              pursuant to the 2000 Incentive
                              Compensation Plan and dated as of
                              February 25, 2002, entered into by
                              Registrant and its officers
                              (incorporated by reference to
                              Exhibit 10.2(d)(ii) of Registrant's
                              Annual Report on Form 10-K for the
                              year ended December 31, 2002).

                     (e) Amended and Restated CenturyTel,
                         Inc. 2002 Directors Stock Option
                         Plan, dated as of February 25,
                         2004, included elsewhere herein.

                         (i)  Form of Stock Option Agreement,
                              pursuant to the foregoing plan,
                              entered into by CenturyTel in
                              connection with options granted to
                              the outside directors as of May 10,
                              2002 (incorporated by reference to
                              Exhibit 10.2 of Registrant's
                              Quarterly Report on Form 10-Q for
                              the period ended September 30,
                              2002).

                         (ii) Form of Stock Option Agreement,
                              pursuant to the foregoing plan,
                              entered into by CenturyTel in
                              connection with options granted to
                              the outside directors as of May 9,
                              2003, included elsewhere herein.

                     (f) Amended and Restated CenturyTel, Inc. 2002
                         Management Incentive Compensation Plan,
                         dated as of February 25, 2004, included
                         elsewhere herein.

                         (i)  Form of Stock Option Agreement,
                              pursuant to the foregoing plan,
                              entered into between CenturyTel and
                              certain of its officers and key
                              employees at various dates since
                              May 9, 2002 (incorporated by
                              reference to Exhibit 10.4 of
                              Registrant's Quarterly Report on
                              Form 10-Q for the period ended
                              September 30, 2002).

                         (ii) Form of Stock Option Agreement,
                              pursuant to the foregoing plan and
                              dated as of February 24, 2003,
                              entered into by Registrant and its
                              officers (incorporated by reference
                              to Exhibit 10.2(f)(ii) of
                              Registrant's Annual Report on Form
                              10-K for the year ended December
                              31, 2002).

                         (iii)Form of Stock Option Agreement,
                               pursuant to the foregoing plan and
                               dated as of February 25, 2004,
                               entered into by Registrant and its
                               officers, included elsewhere
                               herein.

                         (iv) Form of Restricted Stock Agreement,
                              pursuant to the foregoing plan and
                              dated as of February 24, 2003,
                              entered into by Registrant and its
                              executive officers (incorporated by
                              reference to Exhibit 10.1 of
                              Registrant's Quarterly Report on
                              Form 10-Q for the period ended
                              March 31, 2003).


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

                     (g) Registrant's Restated Outside Directors' Retirement
                         Plan, dated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(t) to Registrant's
                         Annual Report on Form 10-K for the year ended
                         December 31, 1995) and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.3(g) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2001) and amendment thereto dated December 31, 2002 (incorporated by reference to Exhibit 10.3(g) of Registrant's Annual Report on Form 10-K for the year ended December 31, 2002).

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

                     (j) Registrant's 2001 Employee Stock Purchase
                         Plan (incorporated by reference to
                         Registrant's 2001 Proxy Statement).

               10.4  Employment, Severance and Related Agreements

                     (a) Change of Control Agreement, dated
                         February 22, 2000 by and between Glen F.
                         Post, III and Registrant (incorporated by reference to Exhibit 10.1(b) to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                     (b) Form of Change of Control Agreement, dated
                         February 22, 2000, by and between Registrant and David D. Cole, R. Stewart Ewing and Michael E. Maslowski (incorporated by reference exhibit 10.1(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).(a)

                     (c) Form of Change of Control Agreement dated
                         July 24, 2000, by and between the Registrant and Karen A. Puckett (incorporated by reference to Exhibit 10.1(c) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

                     (d) Form of Change of Control Agreement dated
                         August 26, 2003 by and between Registrant and Stacey W. Goff (incorporated by reference to Exhibit 10.1(c) of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2000).

               14 Registrant's Corporate Compliance Program, included elsewhere herein.

               21    Subsidiaries of the Registrant, included elsewhere herein.

               23    Independent Auditors' Consent, included elsewhere herein.

               31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

               31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

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

                                               CenturyTel, Inc.,


Date:  March 12, 2004                          By: /s/ Glen F. Post, III
                                                   ----------------------------
                                                   Glen F. Post, III
                                                   Chairman of the Board and
                                                   Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                  Chairman of the Board and
/s/ Glen F. Post, III             Chief Executive Officer
----------------------------
Glen F. Post, III                                                March 12, 2004


                                  Executive Vice President and
/s/ R. Stewart Ewing, Jr.         Chief Financial Officer
----------------------------
R. Stewart Ewing, Jr.                                            March 12, 2004



/s/ Neil A. Sweasy                Vice President and Controller
----------------------------
Neil A. Sweasy                                                   March 12, 2004



/s/ William R. Boles, Jr.         Director
----------------------------
William R. Boles, Jr.                                            March 12, 2004



/s/ Virginia Boulet               Director
----------------------------
Virginia Boulet                                                  March 12, 2004



                                  Director
----------------------------
Calvin Czeschin



/s/ James B. Gardner              Director
----------------------------
James B. Gardner                                                 March 12, 2004



/s/ W. Bruce Hanks                Director
----------------------------
W. Bruce Hanks                                                   March 12, 2004



/s/ R. L. Hargrove, Jr.           Director
----------------------------
R. L. Hargrove, Jr.                                              March 12, 2004



/s/ Johnny Hebert                 Director
----------------------------
Johnny Hebert                                                    March 12, 2004



/s/ C. G. Melville, Jr.           Director
----------------------------
C. G. Melville, Jr.                                              March 12, 2004



/s/ Fred Nichols                  Director
----------------------------
Fred Nichols                                                     March 12, 2004



/s/ Harvey P. Perry               Director
----------------------------
Harvey P. Perry                                                  March 12, 2004



                                  Director
----------------------------
Jim D. Reppond



/s/ Joseph R. Zimmel              Director
----------------------------
Joseph R. Zimmel                                                 March 12, 2004



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 2003, 2002 and 2001

                                                    Additions
                                       Balance at  charged to   Deductions                    Balance
                                        beginning   costs and      from           Other       at end
Description                             of period   expenses    allowance        changes     of period
------------------------------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Year ended December 31, 2003
    Allowance for doubtful accounts    $   33,962      31,910      (42,193) (1)        -        23,679
    Valuation allowance for
      deferred tax assets              $   28,380      12,978      (21,623) (2)                 19,735

Year ended December 31, 2002
    Allowance for doubtful accounts    $   13,908      34,045      (17,134) (1)    3,143 (3)    33,962
    Valuation allowance for
      deferred tax assets              $   19,691       8,689            -             -        28,380

Year ended December 31, 2001
    Allowance for doubtful accounts    $    9,968      22,533      (18,593) (1)        -        13,908
    Valuation allowance for
      deferred tax assets              $    6,211      13,480            -             -        19,691


(1)    Customers' accounts written-off, net of recoveries.

(2)    Change in the valuation allowance allocated to income tax expense.

(3) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.