Form 10-Q
period 2004-03-31
CENTURYTEL INC
filed 2004-05-07
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

    As of April 30, 2004, there were 138,872,890 shares of common stock outstanding.

                                CenturyTel, Inc.

                                TABLE OF CONTENTS



                                                                    Page No.

Part I.     Financial Information:

        Item 1.  Financial Statements

            Consolidated Statements of Income--Three Months
                 Ended March 31, 2004 and 2003                             3

            Consolidated Statements of Comprehensive Income--
                 Three Months Ended March 31, 2004 and 2003                4

            Consolidated Balance Sheets--March 31, 2004 and
                 December 31, 2003                                         5

            Consolidated Statements of Cash Flows--
                 Three Months Ended March 31, 2004 and 2003                6

            Consolidated Statements of Stockholders' Equity--
                 Three Months Ended March 31, 2004 and 2003                7

            Notes to Consolidated Financial Statements                  8-11

        Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                12-17

        Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                  17-18

        Item 4.  Controls and Procedures                                  19

Part II.    Other Information:

        Item 1.  Legal Proceedings                                        20

        Item 2.  Changes in Securities, Use of Proceeds and
                    Issuer Purchases of Equity Securities                 20

        Item 5.  Other Information                                        21

        Item 6.  Exhibits and Reports on Form 8-K                         21

Signature                                                                 21

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three months
                                                                ended March 31,
----------------------------------------------------------------------------------
                                                            2004              2003
----------------------------------------------------------------------------------
                                                             (Dollars, except per
                                                              share amounts, and
                                                             shares in thousands)
OPERATING REVENUES                                   $   593,704           578,014
----------------------------------------------------------------------------------
OPERATING EXPENSES
   Cost of services and products (exclusive of
    depreciation and amortization)                       181,549           177,860
   Selling, general and administrative                   101,606            88,616
   Depreciation and amortization                         126,992           126,765
----------------------------------------------------------------------------------
       Total operating expenses                          410,147           393,241
----------------------------------------------------------------------------------

OPERATING INCOME                                         183,557           184,773
----------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                      (52,543)          (55,592)
   Income from unconsolidated cellular entity              2,059             1,569
   Other income and expense                                2,304              (932)
----------------------------------------------------------------------------------
       Total other income (expense)                      (48,180)          (54,955)
----------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                         135,377           129,818
Income tax expense                                        52,098            45,899
----------------------------------------------------------------------------------

NET INCOME                                          $     83,279            83,919
==================================================================================

BASIC EARNINGS PER SHARE                            $        .58               .59
==================================================================================

DILUTED EARNINGS PER SHARE                          $        .58               .58
==================================================================================

DIVIDENDS PER COMMON SHARE                          $      .0575              .055
==================================================================================
AVERAGE BASIC SHARES OUTSTANDING                         142,585           142,901
==================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                       143,347           143,797
==================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                 Three months
                                                                ended March 31,
----------------------------------------------------------------------------------
                                                            2004              2003
----------------------------------------------------------------------------------
                                                            (Dollars in thousands)

NET INCOME                                           $    83,279            83,919

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Minimum pension liability adjustment,
    net of ($1,739) and ($5,484) tax                      (3,229)          (10,186)
   Unrealized gain on investments,
    net of $251 tax                                          466                 -
   Derivative instruments:
       Net losses on derivatives hedging
        the variability of cash
        flows, net of ($173) tax                               -              (322)
       Less: reclassification adjustment
        for losses included in net income,
        net of $173 tax                                        -               322
----------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                 $    80,516            73,733
==================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       March 31,      December 31,
                                                         2004             2003
----------------------------------------------------------------------------------
                                                         (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                        $    273,293           203,181
   Accounts receivable, less allowance
    of $22,923 and $23,679                               213,681           236,187
   Materials and supplies, at average cost                 9,488             9,229
   Other                                                  16,638            14,342
----------------------------------------------------------------------------------
       Total current assets                              513,100           462,939
----------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                       7,227,139         7,184,155
   Accumulated depreciation                           (3,838,323)       (3,728,674)
----------------------------------------------------------------------------------
       Net property, plant and equipment               3,388,816         3,455,481
----------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill                                            3,426,714         3,425,001
   Other                                                 567,875           552,431
----------------------------------------------------------------------------------
       Total investments and other assets              3,994,589         3,977,432
----------------------------------------------------------------------------------

TOTAL ASSETS                                        $  7,896,505         7,895,852
==================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt             $    172,258            72,453
   Accounts payable                                      127,833           113,274
   Accrued expenses and other liabilities
       Salaries and benefits                              81,818            83,628
       Income taxes                                       53,815            43,082
       Other taxes                                        44,721            35,532
       Interest                                           56,170            64,247
       Other                                              28,739            14,555
   Advance billings and customer deposits                 45,083            44,612
----------------------------------------------------------------------------------
       Total current liabilities                         610,437           471,383
----------------------------------------------------------------------------------

LONG-TERM DEBT                                         3,016,992         3,109,302
----------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                   854,432           836,651
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value,
    authorized 350,000,000 shares,
    issued and outstanding 139,493,771
    and 144,364,168 shares                               139,494           144,364
   Paid-in capital                                       445,000           576,515
   Accumulated other comprehensive loss,
    net of tax                                            (2,763)                -
   Retained earnings                                   2,825,188         2,750,162
   Unearned ESOP shares                                     (250)             (500)
   Preferred stock - non-redeemable                        7,975             7,975
----------------------------------------------------------------------------------
       Total stockholders' equity                      3,414,644         3,478,516
----------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                        $  7,896,505         7,895,852
==================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Three months
                                                                ended March 31,
----------------------------------------------------------------------------------
                                                            2004              2003
----------------------------------------------------------------------------------
                                                            (Dollars in thousands)

OPERATING ACTIVITIES
   Net income                                       $     83,279            83,919
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation and amortization                     126,992           126,765
       Income from unconsolidated cellular entity         (2,059)           (1,569)
       Deferred income taxes                              26,673             9,502
       Changes in current assets and
        current liabilities:
           Accounts receivable                            22,506            36,266
           Accounts payable                               14,559            24,227
           Accrued income and other taxes                 19,921            53,199
           Other current assets and other
            current liabilities, net                         709            (8,882)
   Retirement benefits                                    10,830             5,139
   Increase in other noncurrent assets                   (11,032)           (6,751)
   Decrease in other noncurrent liabilities               (3,949)             (588)
   Other, net                                             (4,989)           (1,926)
----------------------------------------------------------------------------------

       Net cash provided by operating activities         283,440           319,301
----------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment            (61,745)          (59,669)
   Distribution from unconsolidated cellular entity          490             1,103
   Other, net                                               (511)             (422)
----------------------------------------------------------------------------------

       Net cash used in investing activities             (61,766)          (58,988)
----------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                       (7,029)         (242,474)
   Proceeds from issuance of common stock                  2,118             4,031
   Repurchase of common stock                           (139,256)                -
   Cash dividends                                         (8,253)           (7,961)
   Other, net                                                858             1,168
----------------------------------------------------------------------------------

       Net cash used in financing activities            (151,562)         (245,236)
----------------------------------------------------------------------------------

Net increase in cash and cash equivalents                 70,112            15,077

Cash and cash equivalents at beginning of period         203,181             3,661
----------------------------------------------------------------------------------

Cash and cash equivalents at end of period          $    273,293            18,738
==================================================================================

Supplemental cash flow information:
   Income taxes paid                                $     22,957               147
==================================================================================
   Interest paid (net of capitalized interest
    of $105 and $35)                                $     60,515            71,235
==================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                 Three months
                                                                ended March 31,
----------------------------------------------------------------------------------
                                                            2004              2003
----------------------------------------------------------------------------------
                                                            (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                   $    144,364           142,956
   Issuance of common stock through
    dividend reinvestment,
    incentive and benefit plans                               72               149
   Repurchase of common stock                             (4,942)                -
----------------------------------------------------------------------------------
   Balance at end of period                              139,494           143,105
----------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                        576,515           537,804
   Issuance of common stock through
    dividend reinvestment, incentive
    and benefit plans                                      2,046             3,882
   Repurchase of common stock                           (134,314)                -
   Amortization of unearned compensation
    and other                                                753               503
----------------------------------------------------------------------------------
   Balance at end of period                              445,000           542,189
----------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS,
 NET OF TAX
   Balance at beginning of period                              -           (36,703)
   Change in other comprehensive loss, net of tax         (2,763)          (10,186)
----------------------------------------------------------------------------------
   Balance at end of period                               (2,763)          (46,889)
----------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                      2,750,162         2,437,472
   Net income                                             83,279            83,919
   Cash dividends declared
       Common stock - $.0575 and $.055 per
        share, respectively                               (8,153)           (7,861)
       Preferred stock                                      (100)             (100)
----------------------------------------------------------------------------------
   Balance at end of period                            2,825,188         2,513,430
----------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                           (500)           (1,500)
   Release of ESOP shares                                    250               250
----------------------------------------------------------------------------------
   Balance at end of period                                 (250)           (1,250)
----------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                  7,975             7,975
----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                          $  3,414,644         3,158,560
================================================================+=================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)

(1)  Basis of Financial Reporting

     The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to be consistent with the Company's 2004 presentation. See Note 6 for additional information.

     The unaudited financial information for the three months ended March 31, 2004 and 2003 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)  Goodwill and Other Intangible Assets

     The following information relates to the Company's goodwill and other intangible assets as of March 31, 2004 and December 31, 2003:

                                                      March 31,      Dec. 31,
                                                        2004           2003
--------------------------------------------------------------------------------
                                                      (Dollars in thousands)


Goodwill                                            $  3,426,714       3,425,001

Intangible asset subject to
 amortization - customer base
   Gross carrying amount                            $     22,700          22,700
   Accumulated amortization                         $     (2,620)         (2,242)
--------------------------------------------------------------------------------
   Net carrying amount                              $     20,080          20,458
================================================================================

Intangible asset not subject to
 amortization - franchise costs                     $     35,300          35,300
--------------------------------------------------------------------------------

     Total amortization expense related to the customer base asset for the first quarter of 2004 was $378,000 and is expected to be $1.5 million annually for each of the next five years.

(3)  Postretirement Benefits

     The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

     Net periodic postretirement benefit cost for the three months ended March 31, 2004 and 2003 included the following components:

                                                              Three months
                                                             ended March 31,
------------------------------------------------------------------------------
                                                          2004            2003
------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Service cost                                        $    1,654           1,659
Interest cost                                            4,572           4,893
Expected return on plan assets                            (616)           (636)
Amortization of unrecognized actuarial loss              1,123             465
Amortization of unrecognized prior service cost           (938)           (657)
------------------------------------------------------------------------------
Net periodic postretirement benefit cost            $    5,795           5,724
==============================================================================

     The Company contributed $5.0 million to its postretirement plan in the first quarter of 2004 and expects to contribute approximately $13 million for the full year.

(4)  Retirement Plans

     CenturyTel and certain subsidiaries sponsor defined benefit pension plans for substantially all employees. CenturyTel also sponsors an Outside Directors' Retirement Plan (a frozen plan that accrues no additional benefits) and a Supplemental Executive Retirement Plan to provide directors and officers, respectively, with supplemental retirement, death and disability benefits.

     Net periodic pension expense for the three months ended March 31, 2004 and 2003 included the following components:

                                                               Three months
                                                              ended March 31,
--------------------------------------------------------------------------------
                                                           2004            2003
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Service cost                                        $      4,467           1,492
Interest cost                                              7,339           2,745
Expected return on plan assets                            (7,076)         (2,564)
Settlements                                                1,093               -
Recognized net losses                                      2,494             838
Net amortization and deferral                                359              46
--------------------------------------------------------------------------------
Net periodic pension expense                        $      8,676           2,557
================================================================================

     Currently, the Company does not expect to make any contributions to its pension plans for 2004.

(5)  Stock-based Compensation

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

     If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months ended March 31, 2004 and 2003 would have been as follows:

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                         2004              2003
-------------------------------------------------------------------------------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Net income, as reported                             $   83,279           83,919
Less:  Total stock-based employee
 compensation expense determined
 under fair value based method,
 net of tax                                         $   (4,290)          (3,534)
-------------------------------------------------------------------------------
Pro forma net income                                $   78,989           80,385
===============================================================================

Basic earnings per share
    As reported                                     $      .58              .59
    Pro forma                                       $      .55              .56
Diluted earnings per share
    As reported                                     $      .58              .58
    Pro forma                                       $      .55              .56
-------------------------------------------------------------------------------

(6)  Business Segments

     The Company is an integrated communications company engaged primarily in providing an array of communications services to its customers, including local exchange, long distance, Internet access and data services. The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. As a result of the Company's increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, the Company has determined that its results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, the results of operations for 2004 reflect the presentation of a single reportable segment.

     The Company's operating revenues for its products and services include the following components:

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                           2004            2003
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Local service                                       $   178,058         177,013
Network access                                          240,957         246,330
Long distance                                            44,589          42,560
Data                                                     65,628          58,136
Fiber transport and CLEC                                 17,432           5,895
Other                                                    47,040          48,080
-------------------------------------------------------------------------------
Total operating revenues                            $   593,704         578,014
===============================================================================

     Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas.

     Network access revenues primarily relate to (i) services provided by the Company to long distance carriers, wireless carriers and other carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and
(ii) the receipt of universal support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms.

     Long distance revenues relate to the provision of retail long distance services to its customers.

     Data revenues include revenues primarily related to the provision of Internet access services (both dial-up and digital subscriber line ("DSL") services) and the provision of special circuits for other carriers.

     Fiber transport and CLEC revenues include revenues from the Company's fiber transport, competitive local exchange carrier and security monitoring businesses.

     Other revenues include revenues related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories.

     Results of operations for 2003 have been conformed to the Company's 2004 presentation of a single reportable segment. In connection with this change, the Company has, among other things, (i) eliminated certain 2003 revenues arising out of previously-reported intersegment transactions (which reduced operating expenses by a like amount and therefore had no impact on operating income), (ii) reclassified certain 2003 revenues to conform to the new revenue components and
(iii) reclassified depreciation expense related to certain service subsidiaries of the Company from operating expenses to depreciation expense. Previously with multiple segment presentation, the Company allocated such costs to its regulated telephone operations as an operating expense.


(7)  Commitments and Contingencies

     AT&T filed a petition with the FCC in December 2003 seeking forbearance from enforcing certain provisions of the Telecommunications Act of 1996 that allow LECs to file access tariffs on a streamlined basis and, if certain criteria are met, deem those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. The Company has not recognized any revenues in excess of the authorized rate of return applicable to those carriers who historically have requested refunds pending resolution of the "deemed lawful" tariff issue. As of March 31, 2004, the amount of earnings in excess of the authorized rate of return for the combined 2001 and 2002 monitoring period aggregated approximately $40 million. The ability to request refunds for this monitoring period lapses on September 30, 2005. The combined 2003 and 2004 monitoring period continues until the end of 2004 and the ability to request refunds for this monitoring period lapses on September 30, 2007. The Company will continue to monitor the status of the AT&T petition with the FCC. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

     The Company is involved in certain legal proceedings discussed in Part I,
Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. From time to time, the Company is involved in other proceedings incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making and competition, actions relating to employee claims, grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions.



                                    Item 2.
                                CenturyTel, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results of operations which might be expected for the entire year.

     CenturyTel, Inc. and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 22 states. The Company derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both dial-up and DSL Internet services, as well as special access circuits and local private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. For additional information on the Company's revenue sources, see footnote 6 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

     In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations, hiring adequate numbers of qualified staff, and successfully upgrading its billing and other information systems; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Form 10-K for the year ended December 31, 2003. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


                             RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2004 Compared
                      to Three Months Ended March 31, 2003

     Net income was $83.3 million and $83.9 million for the first quarter of 2004 and 2003, respectively. Diluted earnings per share for both the first quarter of 2004 and the first quarter of 2003 was $.58.

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                          2004             2003
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)
Operating income                                    $  183,557          184,773
Interest expense                                       (52,543)         (55,592)
Income from unconsolidated cellular entity               2,059            1,569
Other income and expense                                 2,304             (932)
Income tax expense                                     (52,098)         (45,899)
-------------------------------------------------------------------------------
Net income                                          $   83,279           83,919
===============================================================================

Basic earnings per share                            $      .58              .59
===============================================================================

Diluted earnings per share                          $      .58              .58
===============================================================================

Average basic shares outstanding                       142,585          142,901
===============================================================================

Average diluted shares outstanding                     143,347          143,797
===============================================================================

     Operating income decreased $1.2 million (.7%) as a $15.7 million (2.7%) increase in operating revenues was more than offset by a $16.9 million (4.3%) increase in operating expenses.

     As previously disclosed, the Company anticipates its diluted earnings per share for 2004 will be lower than 2003 as a result of (i) lower intrastate toll usage, (ii) lower cost study adjustments, (iii) lower Universal Service Fund revenues, (iv) declines in access lines, (v) incremental amortization and operating expenses related to the development of its new billing and customer care system, and (vi) an increase in its effective income tax rate. See below for additional information.

Operating Revenues

                                                               Three months
                                                              ended March 31,
--------------------------------------------------------------------------------
                                                          2004              2003
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)

Local service                                       $  178,058           177,013
Network access                                         240,957           246,330
Long distance                                          44,589             42,560
Data                                                    65,628            58,136
Fiber transport and CLEC                                17,432             5,895
Other                                                   47,040            48,080
--------------------------------------------------------------------------------
                                                    $  593,704           578,014
================================================================================

     The $1.0 million (0.6%) increase in local service revenues is primarily due a $3.2 million increase due to the provision of custom calling features to more customers, which was partially offset by a $704,000 reduction in rates in a certain jurisdiction and a $730,000 decrease due to a decline in the number of access lines.

     Access lines declined 9,700 (0.4%) during the first quarter of 2004 compared to a decline of 7,400 (0.3%) in the first quarter of 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to disconnecting service for non-payment and the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline between 1 and 2% for 2004.

     Network access revenues decreased $5.4 million (2.2%) in the first quarter of 2004 primarily due to a $4.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and electronic mail services). The Company believes that intrastate minutes will continue to decline in 2004, although the magnitude of such decrease cannot be precisely estimated. The decline in network access revenues was also impacted by a $2.9 million decrease in revenues from the federal Universal Service Fund due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients. Such decreases were partially offset by a $1.1 million increase in the partial recovery of increased operating costs through revenue sharing arrangements with other telephone companies.

     The $2.0 million (4.8%) increase in long distance revenues was due to growth in the Company's nonregulated long distance operations. A $5.3 million revenue increase due to an increase in the number of long distance lines and increased minutes of use was partially offset by a $3.3 million decrease caused by lower average rates charged by the Company. The number of long distance lines operated by the Company as of March 31, 2004 and 2003 was 971,900 and 848,800, respectively. Effective in the first quarter of 2004, the Company changed its methodology of reporting long distance units from a customer-based count to a line-based count. Prior periods have been restated to conform to the 2004 presentation.

     Data revenues increased $7.5 million (12.9%) due primarily to a $5.1 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering, and a $2.2 million increase in special access revenues due to an increase in the number of special circuits provided to other carriers.

     Fiber transport and CLEC revenues increased $11.5 million (195.7%), substantially all of which is attributable to the Company's acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003.

     Other revenues decreased $1.0 million (2.2%) during the first quarter of 2004 primarily due to a $3.0 million decrease in directory revenues due to the expiration of the Company's rights to share in the revenues of yellow-page books published in certain markets acquired from Verizon Communications, Inc. in 2002. Such decrease was partially offset by a $882,000 increase in revenues related to selling, leasing, installing, maintaining and repairing customer premise telecommunications equipment.

Operating Expenses

                                                              Three months
                                                             ended March 31,
-------------------------------------------------------------------------------
                                                          2004            2003
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Cost of services and products (exclusive
 of depreciation and amortization)                   $  181,549         177,860
Selling, general and administrative                     101,606          88,616
Depreciation and amortization                           126,992         126,765
-------------------------------------------------------------------------------
                                                     $  410,147         393,241
===============================================================================

     Cost of services and products increased $3.7 million (2.1%) primarily due to (i) a $5.0 million increase in expenses associated with operating the Company's fiber transport assets acquired in June and December 2003; (ii) a $3.2 million increase in salaries and benefits; (iii) a $2.7 million increase in customer service and retention related expenses; and (iv) a $2.2 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers. Such increases were substantially offset by a $5.3 million decrease in access expenses (which included a one-time credit of $3.1 million recorded in the first quarter of 2004) and a $4.5 million decrease associated with the Company's nonregulated long distance operations primarily due to a decrease in the average cost per minute of use and a decrease in circuit costs.

     Selling, general and administrative expenses increased $13.0 million (14.7%) primarily due to (i) a nonrecurring $5.0 million reduction in the provision for uncollectible receivables recorded in the first quarter of 2003 due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom); (ii) a $5.0 million increase in salaries and benefits; (iii) a $2.1 million increase in expenses associated with the Company's LightCore operations; and (iv) a $1.6 million increase in marketing expenses. Such increases were partially offset by a $1.9 million decrease in the provision for uncollectible receivables.

Interest Expense

     Interest expense decreased $3.0 million (5.5%) in the first quarter of 2004 compared to the first quarter of 2003. A $5.5 million reduction due to decreased average debt outstanding was partially offset by a $2.7 million increase due to higher average interest rates.

Other Income and Expense

     Other income and expense contributed $2.3 million of income for the first quarter of 2004, compared to $932,000 of expense for the first quarter of 2003. Such increase was primarily due to a $1.1 million increase in interest income due to higher cash balances and a $1.0 million reduction in minority interest expense associated with the Company's purchase of additional equity in certain majority-owned subsidiaries.

Income Tax Expense

     The effective income tax rate from continuing operations was 38.5% and 35.4% for the three months ended March 31, 2004 and 2003, respectively. The increase in the effective income tax rate in 2004 is due to an increase in the Company's effective state income tax rate.


                         LIQUIDITY AND CAPITAL RESOURCES

     Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

     Net cash provided by operating activities was $283.4 million during the first three months of 2004 compared to $319.3 million during the first three months of 2003. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

     Net cash used in investing activities was $61.8 million and $59.0 million for the three months ended March 31, 2004 and 2003, respectively. Payments for property, plant and equipment were $2.1 million more in the first quarter of 2004 than in the comparable period during 2003. Budgeted capital expenditures for 2004 total $400 million.

     Net cash used in financing activities was $151.6 million during the first three months of 2004 compared to $245.2 million during the first three months of 2003. Net payments of debt were $235.4 million less during the first quarter of 2004 compared to the first quarter of 2003. The Company repurchased 4.9 million shares of common stock for $139.3 million in the first quarter of 2004 in accordance with its $400 million stock repurchase program approved in February 2004. See Part II, Item 2, of this quarterly report for additional information.

     In late 2003, the Company repaid all of its credit facility indebtedness, and had only $7.0 million of debt payments due in the first quarter of 2004. At March 31, 2004, the Company had $172.3 million of debt obligations due within the next twelve months. The Company prepaid its $100 million, 8.25%, Series B senior notes, due 2024, in early May 2004. The Company will reflect $4.6 million of expense (which includes a $3.6 prepayment premium and a $1.0 million write off of related deferred debt costs) in its second quarter 2004 results of operations associated with this prepayment.

     The following table contains certain information concerning the Company's material contractual obligations as of March 31, 2004.

                                                Payments due by period
----------------------------------------------------------------------------------------------
Total contractual                        Less than                                 After
 obligations                   Total       1 year     1-3 years     4-5 years     5 years
----------------------------------------------------------------------------------------------
                                                (Dollars in thousands)
Long-term debt,
 including current
 maturities and capital
 lease obligations         $ 3,189,250    172,258    424,139 (1)   808,807 (2)   1,784,046 (3)
----------------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.
(2) Includes $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005.
(3) Includes $100 million of Series B senior notes that were prepaid in early May 2004, as mentioned above.

     As of March 31, 2004, the Company had $533 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time. At March 31, 2004, the Company had no commercial paper outstanding under such program. At March 31, 2004, the Company held over $273 million of cash and cash equivalents.


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

     If and when the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not expect to record an impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on the Company's results of operations. The Company is in the process of determining the existence of a regulatory liability associated with Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations", including whether or not such regulatory liability can be quantified with reasonable accuracy.


Development of Billing System

     The Company is in the process of developing an integrated billing and customer care system which will provide the Company with, in addition to standard billing functionality currently being provided by its legacy system, custom built hardware and software technology for more effective customer care, billing and provisioning systems. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $174.7 million (before accumulated amortization) at March 31, 2004. The Company began amortizing its billing system costs in early 2003 (over a 20-year period) based on the total number of customers that the Company has migrated to the new system.

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

Pension and Medical Costs

     During the past several years, the Company's employee benefit expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses, have increased due to rising medical costs, the decline of equity markets in recent years and record low interest rates. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired on or after January 1, 2003. In addition, the Company announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement medical plan. The amount of the Company's cost savings will be dependent upon several factors, including the age and years of service of the Company's retirees. Pension and medical costs are anticipated to increase between $4-6 million in 2004 compared to 2003 levels.

Change in Regulations

     In February 2004, the Federal Communications Commission adopted an order, which is effective on a prospective basis, that permits rate-of-return carriers to convert acquired access lines governed by price-cap regulation back to rate-of-return regulation.


                                     Item 3.
                                CenturyTel, Inc.
                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


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

     At March 31, 2004, the fair value of the Company's long-term debt was estimated to be $3.5 billion based on the overall weighted average rate of the Company's long-term debt of 6.4% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 64 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $145.6 million decrease in fair value of the Company's long-term debt at March 31, 2004. As of March 31, 2004, after giving effect to interest rate swaps currently in place, approximately 84% of the Company's long-term debt obligations were fixed rate.

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

     At March 31, 2004, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At March 31, 2004, the Company realized a rate under these hedges of 4.9%. Interest expense was reduced by $3.8 million during the first quarter of 2004 as a result of these hedges. The aggregate fair market value of these hedges was $3.1 million at March 31, 2004 and is reflected both as an asset and as an increase in the Company's underlying long-term debt on the March 31, 2004 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $15.6 million decrease in the fair value of these hedges at March 31, 2004, and would also increase the Company's interest expense.

     Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of March 31, 2004.


                                     Item 4.
                             CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of March 31, 2004. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.    Legal Proceedings

     AT&T filed a petition with the FCC in December 2003 seeking forbearance from enforcing certain provisions of the Telecommunications Act of 1996 that allow LECs to file access tariffs on a streamlined basis and, if certain criteria are met, deem those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. The Company has not recognized any revenues in excess of the authorized rate of return applicable to those carriers who historically have requested refunds pending resolution of the "deemed lawful" tariff issue. As of March 31, 2004, the amount of earnings in excess of the authorized rate of return for the combined 2001 and 2002 monitoring period aggregated approximately $40 million. The ability to request refunds for this monitoring period lapses on September 30, 2005. The combined 2003 and 2004 monitoring period continues until the end of 2004 and the ability to request refunds for this monitoring period lapses on September 30, 2007. The Company will continue to monitor the status of the AT&T petition with the FCC. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

     For additional information on the Company's legal proceedings, see footnote 8 to the Company's financial statements included in Item 1 of Part I of this quarterly report.


Item 2.    Changes in Securities, Use of Proceeds and Issuer
           Purchases of Equity Securities

     On February 3, 2004, the Company announced that its board of directors approved a repurchase program that will allow the Company to repurchase up to an aggregate of $400 million of either its common stock or equity units prior to December 31, 2005. The following table reflects the Company's repurchases of its common stock during the first quarter of 2004, all of which were effected in open-market transactions in accordance with the above-described program.

                                                                         Total          Approximate
                                                                       Number of        Dollar Value
                                                                        Shares          of Shares (or
                                                                     Purchased as       Units) that
                                                                   Part of Publicly      May Yet Be
                                  Total Number                         Announced          Purchased
                                   of Shares      Average Price        Plans or        Under the Plans
Period                             Purchased        Per Share          Programs          or Programs
----------------------------------------------------------------------------------------------------
January 1 - January 31, 2004                -      $      -                   -       $  400,000,000
February 1 - February 29, 2004      2,140,900      $  28.16           2,140,900       $  339,716,187
March 1 - March 31, 2004            2,801,100      $  28.15           2,801,100       $  260,867,253
                                  -----------                         ---------
Total                               4,942,000      $  28.15           4,942,000       $  260,867,253
                                  ===========                         =========

     In late March 2004, the Company repurchased an additional 644,000 shares of common stock at an average price of $27.38 that were not settled until early April and are therefore not reflected in the table above or the Company's financial statements included elsewhere herein.

     The Company did not repurchase any of its equity units during the first quarter of 2004.

     As part of its repurchase program, the Company recently entered into a purchase plan with a broker in accordance with Rule 10b5-1 issued under the Securities Exchange Act of 1934. This plan authorizes the broker to effect repurchases under the repurchase program on the Company's behalf during the Company's self-imposed trading "blackout periods" prior to its quarterly earnings announcements, provided that the terms and conditions in the plan are met. Unless terminated earlier, the 10b5-1 plan will lapse December 31, 2004, subject to extension by the parties.


Item 5.    Other Information

     The Company's proxy statement dated March 24, 2004 inadvertently included incorrect data on the amount of long-term incentive plan payouts for 2003 in the Summary Compensation Table appearing on page 16. The actual amount of these 2003 payouts was $200,406 to Glen F. Post, III and $60,323 to each of R. Stewart Ewing, Jr., Harvey P. Perry and David D. Cole.


Item 6.    Exhibits and Reports on Form 8-K


       A.  Exhibits

           10.1(a) Amendments to Registrant's Employee Stock Ownership Plan and Trust, dated as of January 14, 2004.

           10.1(b) Amendments to Registrant's Dollars & Sense Plan and Trust, dated as of January 14, 2004.

           10.2(f)(v) Form of Restricted Stock Agreement pursuant to the
                      Registrant's amended and restated 2002 management incentive compensation plan and dated as of February 25, 2004, entered into by Registrant and its executive officers.

           11         Computations of Earnings Per Share.

           31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


       B.  Reports on Form 8-K

           The following item was reported in the Form 8-K filed January 29, 2004:

           Item 12.   Results of Operations and Financial Condition -
                      News release announcing fourth quarter 2003 operating results.

           The following item was reported in the Form 8-K filed February 4, 2004:

           Item 5. Press release announcing the Company's Stock Repurchase Program.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CenturyTel, Inc.

Date: May 7, 2004                             /s/ Neil A. Sweasy
                                              -------------------------------
                                                  Neil A. Sweasy
                                                  Vice President and Controller
                                                  (Principal Accounting Officer)