Form 10-Q
period 2004-06-30
CENTURYTEL INC
filed 2004-08-09
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or

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

      As of July 31, 2004, there were 135,024,645 shares of common stock outstanding.



                                CenturyTel, Inc.


                               TABLE OF CONTENTS
                                                                      Page No.
                                                                      --------
Part I.    Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--Three Months and Six
             Months Ended June 30, 2004 and 2003                            3

           Consolidated Statements of Comprehensive Income--Three
             Months and Six Months Ended June 30, 2004 and 2003             4

           Consolidated Balance Sheets--June 30, 2004 and
             December 31, 2003                                              5

           Consolidated Statements of Cash Flows--
             Six Months Ended June 30, 2004 and 2003                        6

           Consolidated Statements of Stockholders' Equity--
             Six Months Ended June 30, 2004 and 2003                        7

           Notes to Consolidated Financial Statements                    8-11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   12-19

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                        20

       Item 4.  Controls and Procedures                                    21

Part II.   Other Information:

       Item 1.  Legal Proceedings                                          22

       Item 2.  Changes in Securities, Use of Proceeds and
                  Issuer Purchases of Equity Securities                    22

       Item 4.  Submission of Matters to a Vote of Security Holders        23

       Item 6.  Exhibits and Reports on Form 8-K                           23

Signature                                                                  24


                         PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                            Three months                      Six months
                                                            ended June 30,                  ended June 30,
-------------------------------------------------------------------------------------------------------------
                                                         2004           2003             2004           2003
-------------------------------------------------------------------------------------------------------------
                                                                 (Dollars, except per share amounts,
                                                                       and shares in thousands)

OPERATING REVENUES                                 $   603,555        586,729        1,197,259      1,164,743
-------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of services and products (exclusive of
    depreciation and amortization)                     190,226        183,960          371,775        361,820
   Selling, general and administrative                  92,667         89,723          194,273        178,339
   Depreciation and amortization                       130,751        124,665          257,743        251,430
-------------------------------------------------------------------------------------------------------------
       Total operating expenses                        413,644        398,348          823,791        791,589
-------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                       189,911        188,381          373,468        373,154
-------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                    (53,089)       (55,957)        (105,632)      (111,549)
   Income from unconsolidated cellular entity            2,126          1,590            4,185          3,159
   Other income (expense)                               (3,811)           974           (1,507)            42
-------------------------------------------------------------------------------------------------------------
       Total other income (expense)                    (54,774)       (53,393)        (102,954)      (108,348)
-------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                       135,137        134,988          270,514        264,806
Income tax expense                                      51,853         47,621          103,951         93,520
-------------------------------------------------------------------------------------------------------------

NET INCOME                                         $    83,284         87,367          166,563        171,286
=============================================================================================================

BASIC EARNINGS PER SHARE                           $       .60            .61             1.19           1.20
=============================================================================================================

DILUTED EARNINGS PER SHARE                         $       .60            .60             1.18           1.19
=============================================================================================================

DIVIDENDS PER COMMON SHARE                         $     .0575           .055             .115            .11
=============================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                       138,066        143,329          140,325        143,109
=============================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                     138,889        144,475          141,118        144,136
=============================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                      Three months               Six months
                                                                     ended June 30,             ended June 30,
----------------------------------------------------------------------------------------------------------------
                                                                   2004         2003          2004         2003
----------------------------------------------------------------------------------------------------------------
                                                                              (Dollars in thousands)

NET INCOME                                                     $  83,284       87,367       166,563      171,286

OTHER COMPREHENSIVE INCOME,
  NET OF TAX:
      Minimum pension liability adjustment,
       net of ($523), ($7,946), $1,216 and ($2,472) tax              971       14,758        (2,258)       4,572
      Unrealized gain on investments, net of $692 and
       $943 tax                                                    1,285            -         1,751            -
      Derivative instruments:
         Net gain (loss) on derivatives hedging the
          variability of cash flows, net of ($137) and $36 tax         -          255             -          (67)
         Less:  reclassification adjustment for losses
          included in net income, net of ($314) and ($487) tax         -          583             -          905
----------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                           $  85,540      102,963       166,056      176,696
================================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                    June 30,     December 31,
                                                      2004           2003
------------------------------------------------------------------------------
                                                     (Dollars in thousands)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                  $       96,386          203,181
    Accounts receivable, less allowance
     of $22,823 and $23,679                           219,694          236,187
    Materials and supplies, at average cost             6,739            9,229
    Other                                              14,061           14,342
------------------------------------------------------------------------------
        Total current assets                          336,880          462,939
------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment                   7,254,584        7,184,155
    Accumulated depreciation                       (3,906,613)      (3,728,674)
------------------------------------------------------------------------------
        Net property, plant and equipment           3,347,971        3,455,481
------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
    Goodwill                                        3,426,766        3,425,001
    Other                                             572,721          552,431
------------------------------------------------------------------------------
        Total investments and other assets          3,999,487        3,977,432
------------------------------------------------------------------------------

TOTAL ASSETS                                   $    7,684,338        7,895,852
==============================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt       $      121,456           72,453
    Accounts payable                                  137,886          113,274
    Accrued expenses and other liabilities
        Salaries and benefits                          55,520           55,497
        Income taxes                                   27,259           43,082
        Other taxes                                    45,634           35,532
        Interest                                       63,888           64,247
        Other                                          37,228           42,686
    Advance billings and customer deposits             45,026           44,612
------------------------------------------------------------------------------
        Total current liabilities                     533,897          471,383
------------------------------------------------------------------------------

LONG-TERM DEBT                                      2,883,784        3,109,302
------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                913,513          836,651
------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1.00 par value, authorized
     350,000,000 shares, issued and outstanding
     134,993,424 and 144,364,168 shares               134,993          144,364
    Paid-in capital                                   310,247          576,515
    Accumulated other comprehensive loss,
     net of tax                                          (507)               -
    Retained earnings                               2,900,436        2,750,162
    Unearned ESOP shares                                    -             (500)
    Preferred stock - non-redeemable                    7,975            7,975
------------------------------------------------------------------------------
        Total stockholders' equity                  3,353,144        3,478,516
------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                   $    7,684,338        7,895,852
==============================================================================

See accompanying notes to consolidated financial statements.


                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six months
                                                            ended June 30,
------------------------------------------------------------------------------
                                                        2004             2003
------------------------------------------------------------------------------
                                                       (Dollars in thousands)
OPERATING ACTIVITIES
    Net income                                 $      166,563          171,286
    Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation and amortization                 257,743          251,430
        Income from unconsolidated
         cellular entity                               (4,185)          (3,159)
        Deferred income taxes                          57,038           43,841
        Changes in current assets and
         current liabilities:
        Accounts receivable                            15,988           36,053
        Accounts payable                               24,612           38,338
        Accrued income and other taxes                 (5,722)          27,144
        Other current assets and other
         current liabilities, net                      (2,608)          14,292
    Retirement benefits                                17,863           11,876
    Increase in other noncurrent assets               (17,909)         (11,501)
    Increase (decrease) in other
     noncurrent liabilities                            (3,544)             693
    Other, net                                         (2,481)          (1,220)
------------------------------------------------------------------------------
        Net cash provided by operating
         activities                                   503,358          579,073
------------------------------------------------------------------------------

INVESTING ACTIVITIES
    Payments for property, plant
     and equipment                                   (156,014)        (154,258)
    Acquisitions, net of cash acquired                 (2,000)         (35,584)
    Distribution from unconsolidated
     cellular entity                                    4,233            1,104
    Other, net                                         (3,301)          (1,536)
------------------------------------------------------------------------------
        Net cash used in investing
         activities                                  (157,082)        (190,274)
------------------------------------------------------------------------------

FINANCING ACTIVITIES
    Payments of debt                                 (162,724)        (397,916)
    Proceeds from settlement of interest
     rate hedge contract                                    -           22,315
    Proceeds from issuance of common stock              7,158           20,929
    Repurchase of common stock                       (283,880)               -
    Cash dividends                                    (16,289)         (15,962)
    Other, net                                          2,664            2,496
------------------------------------------------------------------------------
        Net cash used in financing
         activities                                  (453,071)        (368,138)
------------------------------------------------------------------------------

Net increase (decrease) in cash and
 cash equivalents                                    (106,795)          20,661

Cash and cash equivalents at beginning
 of period                                            203,181            3,661
------------------------------------------------------------------------------

Cash and cash equivalents at end of period     $       96,386           24,322
==============================================================================

Supplemental cash flow information:
    Income taxes paid                          $       71,067           42,322
==============================================================================
    Interest paid (net of capitalized
     interest of $235 and $37)                 $      105,756          106,741
==============================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                               Six months
                                                             ended June 30,
------------------------------------------------------------------------------
                                                           2004          2003
------------------------------------------------------------------------------
                                                         (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                $      144,364       142,956
    Issuance of common stock through dividend
     reinvestment, incentive and benefit plans               492           862
    Repurchase of common stock                            (9,863)            -
------------------------------------------------------------------------------
    Balance at end of period                             134,993       143,818
------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                       576,515       537,804
    Issuance of common stock through dividend
     reinvestment, incentive and benefit plans             6,666        20,067
    Repurchase of common stock                          (274,017)            -
    Amortization of unearned compensation
     and other                                             1,083           357
------------------------------------------------------------------------------
    Balance at end of period                             310,247       558,228
------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
    Balance at beginning of period                             -       (36,703)
    Change in other comprehensive loss,
     net of tax                                             (507)        5,410
------------------------------------------------------------------------------
    Balance at end of period                                (507)      (31,293)
------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                     2,750,162     2,437,472
    Net income                                           166,563       171,286
    Cash dividends declared
        Common stock - $.115 and $.11 per
         share, respectively                             (16,090)      (15,763)
        Preferred stock                                     (199)         (199)
------------------------------------------------------------------------------
    Balance at end of period                           2,900,436     2,592,796
------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                          (500)       (1,500)
    Release of ESOP shares                                   500           500
------------------------------------------------------------------------------
    Balance at end of period                                   -        (1,000)
------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning and end of period                 7,975         7,975
------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                        $    3,353,144     3,270,524
==============================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004
                                  (UNAUDITED)

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

      The unaudited financial information for the three months and six months ended June 30, 2004 and 2003 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)   Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill and other intangible assets as of June 30, 2004 and December 31, 2003:

                                                       June 30,       Dec. 31,
                                                         2004           2003
------------------------------------------------------------------------------
                                                       (Dollars in thousands)

Goodwill                                          $    3,426,766     3,425,001

Intangible asset subject to
 amortization - customer base
    Gross carrying amount                         $       22,700        22,700
    Accumulated amortization                      $       (2,998)       (2,242)
                                                   -------------   -----------
    Net carrying amount                           $       19,702        20,458
                                                   =============   ===========

Intangible asset not subject to
amortization - franchise costs                    $       35,300        35,300
------------------------------------------------------------------------------

      Total amortization expense related to the customer base asset for the first six months of 2004 was $756,000 and is expected to be $1.5 million annually for each of the next five years.


(3)   Postretirement Benefits

      The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

      Net periodic postretirement benefit cost for the three months and six months ended June 30, 2004 and 2003 included the following components:

                                                           Three months               Six months
                                                          ended June 30,            ended June 30,
---------------------------------------------------------------------------------------------------
                                                         2004        2003         2004        2003
---------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
Service cost                                        $    1,654       1,659        3,308       3,318
Interest cost                                            4,572       4,893        9,144       9,786
Expected return on plan assets                            (616)       (636)      (1,232)     (1,272)
Amortization of unrecognized actuarial loss              1,123         465        2,246         930
Amortization of unrecognized prior service cost           (938)       (657)      (1,876)     (1,314)
---------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost            $    5,795       5,724       11,590      11,448
====================================================================================================

      The Company contributed $8.0 million to its postretirement plan in the first six months of 2004 and expects to contribute approximately $14 million for the full year.

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

      Net periodic pension expense for the three months and six months ended June 30, 2004 and 2003 included the following components:

                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
---------------------------------------------------------------------------------------------------
                                                         2004        2003         2004        2003
---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Service cost                                       $     3,703       4,133        8,170       5,625
Interest cost                                            5,856       7,601       13,195      10,346
Expected return on plan assets                          (7,076)     (7,102)     (14,152)     (9,666)
Settlements                                                  -           -        1,093           -
Recognized net losses                                    1,472       2,322        3,966       3,160
Net amortization and deferral                               61         128          420         174
---------------------------------------------------------------------------------------------------
Net periodic pension expense                       $     4,016       7,082       12,692       9,639
===================================================================================================

      Currently, the Company's contributions to its retirement plans for 2004 are expected to be less than $2 million.

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

      If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and six months ended June 30, 2004 and 2003 would have been as follows:

                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
---------------------------------------------------------------------------------------------------
                                                         2004        2003         2004        2003
---------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands,
                                                                except per share amounts)
Net income, as reported                            $    83,284      87,367      166,563     171,286
Less:   Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax                               $    (1,337)     (3,346)      (5,627)     (6,880)
---------------------------------------------------------------------------------------------------
Pro forma net income                               $    81,947      84,021      160,936     164,406
===================================================================================================

Basic earnings per share
     As reported                                   $       .60         .61         1.19        1.20
     Pro forma                                     $       .59         .59         1.15        1.15
Diluted earnings per share
     As reported                                   $       .60         .60         1.18        1.19
     Pro forma                                     $       .59         .58         1.14        1.14
---------------------------------------------------------------------------------------------------


(6)   Business Segments

      The Company is an integrated communications company engaged primarily in providing an array of communications services to its customers, including local exchange, long distance, Internet access and data services. The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of the Company's increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, the Company determined that its results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, the results of operations for 2004 reflect the presentation of a single reportable segment.

      The Company's operating revenues for its products and services include the following components:

                                              Three months                         Six months
                                             ended June 30,                      ended June 30,
---------------------------------------------------------------------------------------------------
                                          2004            2003                2004            2003
---------------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Local service                       $   180,142         178,360             358,200         355,373
Network access                          245,515         248,220             486,472         494,550
Long distance                            45,727          43,201              90,316          85,761
Data                                     68,169          60,672             133,797         118,808
Fiber transport and CLEC                 18,321           9,036              35,753          14,931
Other                                    45,681          47,240              92,721          95,320
---------------------------------------------------------------------------------------------------
Total operating revenues            $   603,555         586,729           1,197,259       1,164,743
===================================================================================================

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

      Data revenues include revenues primarily related to the provision of Internet access services (both dial-up and digital subscriber line ("DSL") services) and the provision of data transmission services over special circuits and private lines.

      Fiber transport and CLEC revenues include revenues from the Company's fiber transport, competitive local exchange carrier ("CLEC") and security monitoring businesses.

      Other revenues include revenues related to (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories.

      Results of operations for 2003 have been conformed to the Company's 2004 presentation of a single reportable segment. In connection with this change, the Company has, among other things, (i) eliminated certain 2003 revenues arising out of previously-reported intersegment transactions (which reduced operating expenses by a like amount and therefore had no impact on operating income), (ii) reclassified certain 2003 revenues to conform to the new revenue components and
(iii) reclassified depreciation expense related to certain service subsidiaries of the Company from operating expenses of its regulated operations to depreciation expense.


(7)   Commitments and Contingencies

      AT&T filed a petition with the Federal Communications Commission ("FCC") in December 2003 challenging certain provisions of the Telecommunications Act of 1996 that allow local exchange carriers ("LECs") to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. The Company has not recognized any revenues in excess of the authorized rate of return pending resolution of the "deemed lawful" tariff issue. As of June 30, 2004, the amount of the Company's earnings in excess of the authorized rate of return for the combined 2001 and 2002 monitoring period (for which the ability to request refunds lapses on September 30, 2005) aggregated approximately $40 million. The combined 2003 and 2004 monitoring period continues until the end of 2004 and the ability to request refunds for this monitoring period lapses on September 30, 2007. The Company will continue to monitor the status of its situation concerning the "deemed lawful" tariff issue. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

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

                                    Item 2.
                                CenturyTel, Inc.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 22 states. The Company derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both dial-up and DSL Internet services, as well as special access and private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. For additional information on the Company's revenue sources, see footnote 6 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

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


                              RESULTS OF OPERATIONS

                    Three months Ended June 30, 2004 Compared
                       to Three months Ended June 30, 2003

      Net income was $83.3 million and $87.4 million for the second quarter of 2004 and 2003, respectively. Diluted earnings per share was $.60 for both the second quarter of 2004 and 2003.

                                                            Three months
                                                           ended June 30,
------------------------------------------------------------------------------
                                                       2004             2003
------------------------------------------------------------------------------
                                                    (Dollars, except per share
                                                       amounts, and shares
                                                           in thousands)
Operating income                                  $   189,911          188,381
Interest expense                                      (53,089)         (55,957)
Income from unconsolidated cellular entity              2,126            1,590
Other income (expense)                                 (3,811)             974
Income tax expense                                    (51,853)         (47,621)
------------------------------------------------------------------------------
Net income                                        $    83,284           87,367
==============================================================================

Basic earnings per share                          $       .60              .61
==============================================================================

Diluted earnings per share                        $       .60              .60
==============================================================================

Average basic shares outstanding                      138,066          143,329
==============================================================================

Average diluted shares outstanding                    138,889          144,475
==============================================================================

      Operating income increased $1.5 million (0.8%) due to a $16.8 million (2.9%) increase in operating revenues which was partially offset by a $15.3 million (3.8%) increase in operating expenses.

      As previously disclosed, the Company anticipates its net income for 2004 will be lower than 2003 as a result of (i) lower intrastate toll usage, (ii) lower Universal Service Fund revenues, (iii) declines in access lines, (iv) incremental amortization and operating expenses related to the development of its new billing and customer care system, and (v) an increase in its effective income tax rate. See below for additional information.


Operating Revenues

                                                             Three months
                                                            ended June 30,
------------------------------------------------------------------------------
                                                        2004             2003
------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Local service                                    $    180,142          178,360
Network access                                        245,515          248,220
Long distance                                          45,727           43,201
Data                                                   68,169           60,672
Fiber transport and CLEC                               18,321            9,036
Other                                                  45,681           47,240
------------------------------------------------------------------------------
                                                 $    603,555          586,729
==============================================================================

      The $1.8 million (1.0%) increase in local service revenues is primarily due a $3.1 million increase due to the provision of custom calling features to more customers, which was partially offset by a $2.1 million decrease due to a decline in the number of access lines.

      Access lines declined 15,900 (0.70%) during the second quarter of 2004 compared to a decline of 3,800 (0.16%) in the second quarter of 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline approximately 2% in 2004.

      Network access revenues decreased $2.7 million (1.1%) in the second quarter of 2004 primarily due to a $3.8 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and electronic mail services). The Company believes that intrastate minutes will continue to decline in 2004, although the magnitude of such decrease is uncertain. In addition, network access revenues declined $2.1 million due to a decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. Such decreases were partially offset by a $3.1 million increase in revenues attributable to the recognition of prior year interstate access revenues.

      Certain of the Company's interstate network access revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. In the second quarter of 2004, the Company revised certain estimates for recognizing interstate network access revenues. Previously, the Company initially recognized interstate revenues at a rate of return lower than the authorized rate of return prescribed by the FCC to allow for potential decreases in demand or other factor changes which could decrease the achieved rate of return over the respective monitoring periods. As the monitoring periods progressed, the Company recorded additional revenues ratably up to the authorized rate of return. In the second quarter of 2004, the Company began generally recognizing such interstate network access revenues at the authorized rate of return, unless the actual achieved rate of return was lower than authorized. As a result, in the second quarter of 2004 the Company recognized approximately $8.5 million of incremental nonrecurring revenues. In addition, in the second quarter of 2004 the Company recognized a $4.6 million nonrecurring reduction in network access revenues due to an adjustment of prior years universal service revenues.

      The $2.5 million (5.8%) increase in long distance revenues was due to growth in the Company's retail long distance operations. A $4.9 million revenue increase due to an increase in the number of long distance lines served and increased minutes of use was partially offset by a $2.4 million decrease caused by lower average rates charged by the Company. The number of long distance lines operated by the Company as of June 30, 2004 and 2003 was 1,013,400 and 882,800, respectively. Effective in the first quarter of 2004, the Company changed its methodology of reporting long distance units from a customer-based count to a line-based count. Prior periods have been restated to conform to the 2004 presentation.

      Data revenues increased $7.5 million (12.4%) due primarily to a $4.5 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering, and a $2.7 million increase in special access revenues due to an increase in the number of special circuits.

      Fiber transport and CLEC revenues increased $9.3 million (102.8%), substantially all of which is attributable to the Company's acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003.

      Other revenues decreased $1.6 million (3.3%) during the second quarter of 2004 primarily due to a $1.3 million decrease in directory revenues due to the expiration of the Company's rights to share in the revenues of yellow-page books published in certain markets acquired from Verizon Communications, Inc. in 2002.

Operating Expenses

                                                             Three months
                                                            ended June 30,
------------------------------------------------------------------------------
                                                        2004             2003
------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Cost of services and products (exclusive of
 depreciation and amortization)                  $    190,226          183,960
Selling, general and administrative                    92,667           89,723
Depreciation and amortization                         130,751          124,665
------------------------------------------------------------------------------
                                                 $    413,644          398,348
==============================================================================

      Cost of services and products increased $6.3 million (3.4%) primarily due to (i) a $5.0 million increase in expenses associated with operating the Company's fiber transport assets acquired in June and December 2003; (ii) a $3.3 million increase in plant operations expenses; and (iii) a $2.2 million increase in expenses associated with Company's Internet operations due to an increase in the number of customers. Such increases were partially offset by a $3.4 million decrease in access expenses and a $2.3 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use.

      Selling, general and administrative expenses increased $2.9 million
(3.3%) primarily due to (i) a $3.1 million increase in marketing expenses; (ii) a $1.2 million increase in expenses associated with the Company's LightCore operations; and (iii) a $1.2 million increase in expenses attributable to the Company's Sarbanes-Oxley compliance effort. Such increases were partially offset by a $3.3 million decrease in bad debt expense.

      Depreciation and amortization increased $6.1 million (4.9%) primarily due to a $3.1 million adjustment related to depreciation of fixed assets related to the Company's new billing system; a $1.6 million increase due to higher levels of plant in service (partially offset by reductions due to fully depreciated assets); and a $1.1 million increase in depreciation due to the assets acquired in connection with the Company's LightCore operations.


Interest Expense

      Interest expense decreased $2.9 million (5.1%) in the second quarter of 2004 compared to the second quarter of 2003 primarily due to a decrease in average debt outstanding.


Other Income (Expense)


      Other income (expense) was $3.8 million of expense for the second quarter of 2004, compared to $974,000 of income for the second quarter of 2003. The second quarter of 2004 included a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of the Company's Series B senior notes in May 2004.


Income Tax Expense

      The effective income tax rate from continuing operations was 38.4% and 35.3% for the three months ended June 30, 2004 and 2003, respectively. The increase in the effective income tax rate in 2004 is due to an increase in the Company's effective state income tax rate.


                             RESULTS OF OPERATIONS

                     Six months Ended June 30, 2004 Compared
                        to Six months Ended June 30, 2003

      Net income was $166.6 million and $171.3 million for the first six months of 2004 and 2003, respectively. Diluted earnings per share for the six months ended June 30, 2004 was $1.18 compared to $1.19 during the first six months of 2003.

                                                           Six months
                                                         ended June 30,
------------------------------------------------------------------------------
                                                     2004             2003
------------------------------------------------------------------------------
                                            (Dollars, except per share amounts,
                                                 and shares in thousands)
Operating income                                 $    373,468          373,154
Interest expense                                     (105,632)        (111,549)
Income from unconsolidated cellular entity              4,185            3,159
Other income (expense)                                 (1,507)              42
Income tax expense                                   (103,951)         (93,520)
------------------------------------------------------------------------------
Net income                                       $    166,563          171,286
==============================================================================

Basic earnings per share                         $       1.19             1.20
==============================================================================

Diluted earnings per share                       $       1.18             1.19
==============================================================================

Average basic shares outstanding                      140,325          143,109
==============================================================================

Average diluted shares outstanding                    141,118          144,136
==============================================================================

      Operating income increased $314,000 (0.1%) as a $32.5 million (2.8%) increase in operating revenues was substantially offset by a $32.2 million (4.1%) increase in operating expenses.

      As previously disclosed, the Company anticipates its net income for 2004 will be lower than 2003 as a result of (i) lower intrastate toll usage, (ii) lower Universal Service Fund revenues, (iii) declines in access lines, (iv) incremental amortization and operating expenses related to the development of its new billing and customer care system, and (v) an increase in its effective income tax rate. See below for additional information.


Operating Revenues

                                                              Six months
                                                            ended June 30,
-------------------------------------------------------------------------------
                                                       2004                2003
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Local service                                    $    358,200          355,373
Network access                                        486,472          494,550
Long distance                                          90,316           85,761
Data                                                  133,797          118,808
Fiber transport and CLEC                               35,753           14,931
Other                                                  92,721           95,320
------------------------------------------------------------------------------
                                                 $  1,197,259        1,164,743
==============================================================================

      The $2.8 million (0.8%) increase in local service revenues is primarily due a $6.3 million increase due to the provision of custom calling features to more customers which was partially offset by a $3.3 million decrease due to a decline in the number of access lines.

      Access lines declined 25,600 (1.1%) during the first six months of 2004 compared to a decline of 11,200 (0.5%) in the first six months of 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline approximately 2% in 2004.

      Network access revenues decreased $8.1 million (1.6%) in the first six months of 2004 primarily due to a $7.1 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless and electronic mail services). The Company believes that intrastate minutes will continue to decline in 2004, although the magnitude of such decrease is uncertain. The decline in network access revenues was also impacted by a $5.3 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. Such decreases were partially offset by a $4.6 million increase in revenues attributable to the recognition of prior year interstate access revenues
(see Three Months June 30, 2004 compared to Three Months June 30, 2003 - Operating Revenues for additional information).

      The $4.6 million (5.3%) increase in long distance revenues was due to growth in the Company's retail long distance operations. A $10.0 million revenue increase due to an increase in the number of long distance lines served and increased minutes of use was partially offset by a $5.4 million decrease caused by lower average rates charged by the Company. The number of long distance lines operated by the Company as of June 30, 2004 and 2003 was 1,013,400 and 882,800, respectively. Effective in the first quarter of 2004, the Company changed its methodology of reporting long distance units from a customer-based count to a line-based count. Prior periods have been restated to conform to the 2004 presentation.

      Data revenues increased $15.0 million (12.6%) due primarily to a $9.6 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering, and a $4.6 million increase in special access revenues due to an increase in the number of special circuits.

      Fiber transport and CLEC revenues increased $20.8 million (139.5%), substantially all of which is attributable to the Company's acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003.

      Other revenues decreased $2.6 million (2.7%) during the first six months of 2004 primarily due to a $4.3 million decrease in directory revenues due to the expiration of the Company's rights to share in the revenues of yellow-page books published in certain markets acquired from Verizon Communications, Inc. in 2002.


Operating Expenses

                                                              Six months
                                                            ended June 30,
------------------------------------------------------------------------------
                                                        2004             2003
------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Cost of services and products (exclusive of
 depreciation and amortization)                  $    371,775          361,820
Selling, general and administrative                   194,273          178,339
Depreciation and amortization                         257,743          251,430
------------------------------------------------------------------------------
                                                 $    823,791          791,589
==============================================================================

      Cost of services and products increased $10.0 million (2.8%) primarily due to (i) a $9.6 million increase in expenses associated with operating the Company's fiber transport assets acquired in June and December 2003; (ii) a $5.4 million increase in plant operations expenses; (iii) a $4.5 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; (iv) a $3.4 million increase in customer service and retention related expenses; and (v) a $1.2 million increase in salaries and benefits. Such increases were substantially offset by an $8.8 million decrease in access expenses (which included a one-time credit of $3.1 million recorded in the first six months of 2004) and a $6.8 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use and a decrease in circuit costs.

      Selling, general and administrative expenses increased $15.9 million (8.9%) primarily due to (i) a nonrecurring $5.0 million reduction in bad debt expense recorded in the first quarter of 2003 due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom); (ii) a $5.7 million increase in salaries and benefits; (iii) a $3.5 million increase in expenses associated with the Company's LightCore operations; and (iv) a $4.8 million increase in marketing expenses. Such increases were partially offset by a $6.7 million decrease in bad debt expense during the first six months of 2004 (exclusive of the MCI recovery mentioned above).

      Depreciation and amortization increased $6.3 million (2.5%) due to a $3.1 million adjustment related to depreciation of fixed assets related to the Company's new billing system, a $2.3 million increase due to higher levels of plant in service and a $2.1 million increase in depreciation due to the assets acquired in connection with the Company's LightCore operations.


Interest Expense

      Interest expense decreased $5.9 million (5.3%) in the first six months of 2004 compared to the first six months of 2003 due primarily to a decrease in average debt outstanding.


Other Income (Expense)

      Other income (expense) was $1.5 million of expense for the first six months of 2004, compared to $42,000 of income for the first six months of 2003. The first six months of 2004 included a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of the Company's Series B senior notes in May 2004. Such expense was partially offset by a $1.2 million increase in interest income due to higher cash balances.


Income Tax Expense

      The effective income tax rate from continuing operations was 38.4% and 35.3% for the six months ended June 30, 2004 and 2003, respectively. The increase in the effective income tax rate in 2004 is due to an increase in the Company's effective state income tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $503.4 million during the first six months of 2004 compared to $579.1 million during the first six months of 2003. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

      Net cash used in investing activities was $157.1 million and $190.3 million for the six months ended June 30, 2004 and 2003, respectively. Payments for property, plant and equipment were $156.0 million in the first six months of 2004 compared to $154.3 million during the first six months of 2003. Budgeted capital expenditures for 2004 total $400 million. In June 2003, the Company acquired the assets of a fiber transport business for $39.4 million cash (of which $35.6 million was paid at acquisition and the remainder was previously paid as a deposit in 2002).

      Net cash used in financing activities was $453.1 million during the first six months of 2004 compared to $368.1 million during the first six months of 2003. The Company repurchased 9.9 million shares of common stock for $283.9 million in the first six months of 2004 in accordance with its $400 million stock repurchase program approved in February 2004. See Part II, Item 2, of this quarterly report for additional information. Payments of debt were $235.2 million less during the first six months of 2004 compared to the first six months of 2003. In May 2004, the Company prepaid its $100 million, 8.25%, Series B senior notes, due 2024. The Company incurred a $4.6 million pre-tax expense
(a $3.6 million prepayment premium and a $1.0 million write-off of related deferred debt costs) in the second quarter of 2004 associated with this prepayment.

      The following table contains certain information concerning the Company's material contractual obligations as of June 30, 2004.

                                                Payments due by period
-----------------------------------------------------------------------------------------
Total contractual                       Less than                                 After
   obligations                   Total    1 year    1-3 years      4-5 years     5 years
-----------------------------------------------------------------------------------------
                                               (Dollars in thousands)
Long-term debt,
 including current
 maturities and capital
 lease obligations         $  3,005,240    121,456    924,153 (1)    305,424    1,654,207
-----------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006 and $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket in 2005.

      As of June 30, 2004, the Company had $533 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are limited to the amount available under its credit facility.. At June 30, 2004, the Company had no commercial paper outstanding under such program. At June 30, 2004, the Company held over $96 million of cash and cash equivalents.

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

Development of Billing System

      The Company is in the process of developing an integrated billing and customer care system which will provide the Company with, in addition to the billing functionality currently being provided by its legacy system, custom built hardware and software technology for more effective customer care, billing and provisioning. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $187.3 million (before accumulated amortization) at June 30, 2004. The Company began amortizing its billing system costs in early 2003 (over a 20-year period) based on the total number of customers migrated to the new system.

      The system has required substantially more time and money to develop than originally anticipated. The Company currently expects to complete conversion to the new system in 2004 at an aggregate capitalized cost in accordance with SOP 98-1 of approximately $200-215 million (exclusive of previously-disclosed write-offs). In addition, the Company expects to incur additional costs in 2004 related to completion of the project, including (i) approximately $15 million of customer service related and data conversion costs that will be expensed as incurred and (ii) $10 million of capitalized hardware costs (which will be amortized over a three-year period). The estimates above do not include any amounts for maintenance or on-going support of either the old or new system, and are based on assumptions regarding various future events, several of which are beyond the Company's control. There is no assurance that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated. If the system does not function as anticipated, the Company may have to write off part or all of its development costs and further explore its other billing and customer care system alternatives.

Pension and Medical Costs

      During the past several years, the Company's employee benefit expenses, including defined benefit pension expenses and pre- and post-retirement medical expenses, have increased due to rising medical costs, the decline of equity markets in recent years and record low interest rates. As a result of continued increases in medical costs, the Company discontinued its practice of subsidizing post-retirement medical benefits for persons hired on or after January 1, 2003. In addition, the Company announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement medical plan. The amount of the Company's cost savings will be dependent upon several factors, including the age and years of service of the Company's retirees. Pension and medical costs are anticipated to increase between $2-4 million in 2004 compared to 2003 levels.



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

      At June 30, 2004, the fair value of the Company's long-term debt was estimated to be $3.3 billion based on the overall weighted average rate of the Company's long-term debt of 6.4% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 64 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $137.7 million decrease in fair value of the Company's long-term debt at June 30, 2004. As of June 30, 2004, after giving effect to interest rate swaps currently in place, approximately 83% of the Company's long-term debt obligations were fixed rate.

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

      At June 30, 2004, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At June 30, 2004, the Company realized an average rate under these hedges of 5.5%. Interest expense was reduced by $6.3 million during the first six months of 2004 as a result of these hedges. The aggregate fair market value of these hedges was $25.0 million at June 30, 2004 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the June 30, 2004 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in an $18.0 million decrease in the fair value of these hedges at June 30, 2004, and would also increase the Company's interest expense.

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of June 30, 2004.

                                     Item 4.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.   Legal Proceedings
          -----------------

      For information on the Company's legal proceedings, see footnote 7 to the Company's financial statements included in Item 1 of Part I of this quarterly report.


Item 2.   Changes in Securities, Use of Proceeds and Issuer
          -------------------------------------------------
          Purchases of Equity Securities
          ------------------------------

      On February 3, 2004, the Company announced that its board of directors approved a repurchase program that authorizes the Company to repurchase up to an aggregate of $400 million of either its common stock or equity units prior to December 31, 2005. The following table reflects the Company's repurchases of its common stock during the second quarter of 2004, all of which were effected in open-market transactions in accordance with the above-described program.

                                                                Total            Approximate
                                                              Number of         Dollar Value
                                                                Shares          of Shares (or
                                                             Purchased as        Units) that
                                                           Part of Publicly      May Yet Be
                            Total Number                      Announced           Purchased
                             of Shares      Average Price      Plans or        Under the Plans
Period                       Purchased     Paid Per Share      Programs          or Programs
----------------------------------------------------------------------------------------------

April 1 - April 30, 2004         644,000     $  27.38           644,000        $  243,233,143
May 1 - May 31, 2004             280,100     $  29.68           280,100        $  234,920,525
June 1 - June 30, 2004         3,996,600     $  29.66         3,996,600        $  116,366,731
                             -----------                      ---------
Total                          4,920,700     $  29.37         4,920,700        $  116,366,731
                             ===========                      =========

      The Company did not repurchase any of its equity units during the second quarter of 2004.

      As part of its repurchase program, in March 2004 the Company entered into a purchase plan with a broker in accordance with Rule 10b5-1 issued under the Securities Exchange Act of 1934. This plan authorizes the broker to effect repurchases under the repurchase program on the Company's behalf during the Company's self-imposed trading "blackout periods" prior to its quarterly earnings announcements, provided that the terms and conditions in the plan are met. Unless terminated earlier, the 10b5-1 plan will lapse December 31, 2004, subject to extension by the parties.


Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      At the Company's annual meeting of shareholders on May 6, 2004, the shareholders elected four Class I directors to serve until the 2007 annual meeting of shareholders and until their successors are duly elected and qualified.

      The following number of votes were cast for or were withheld from the following nominees:

         Class I Nominees                 For                  Withheld
      ----------------------          -----------             -----------

      William R. Boles, Jr.           176,935,791             21,061,739
      W. Bruce Hanks                  182,192,051             15,805,479
      C.G. Melville, Jr.              187,942,221             10,055,309
      Glen F.Post, III                185,329,694             12,667,836

      The Class II and Class III directors whose terms continued after the meeting are:

         Class II                       Class III
      -----------------               ---------------

      Virginia Boulet                Fred R. Nichols
      Calvin Czeschin                Harvey P. Perry
      James B. Gardner               Jim D. Reppond
      R.L. Hargrove, Jr.             Joseph R. Zimmel
      Johnny Hebert


      The following represents the votes cast by the shareholders to ratify the appointment of KPMG LLP as independent auditor for 2004:

          For                186,303,159
          Against              9,978,566
          Abstain              1,715,805



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     A.   Exhibits
          --------

          11       Computations of Earnings Per Share.

          31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.   Reports on Form 8-K
          -------------------

          The following item was reported in the Form 8-K filed April 29, 2004:

          Item 12. Results of Operations and Financial Condition - News release announcing first quarter 2004 operating results.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CenturyTel, Inc.

Date: August 9, 2004                    /s/ Neil A. Sweasy
                                        -----------------------------------
                                        Neil A. Sweasy
                                        Vice President and Controller
                                        (Principal Accounting Officer)