Form 10-Q
period 2004-09-30
CENTURYTEL INC
filed 2004-11-09
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


    [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

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

    As of October 31, 2004, there were 134,571,043 shares of common stock outstanding.

                                CenturyTel, Inc.

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.         Financial Information:

       Item 1.  Financial Statements

           Consolidated Statements of Income--Three Months and Nine
             Months Ended September 30, 2004 and 2003                         3

           Consolidated Statements of Comprehensive Income--Three
             Months and Nine Months Ended September 30, 2004 and 2003         4

           Consolidated Balance Sheets--September 30, 2004 and
             December 31, 2003                                                5

           Consolidated Statements of Cash Flows--
             Nine Months Ended September 30, 2004 and 2003                    6

           Consolidated Statements of Stockholders' Equity--
             Nine Months Ended September 30, 2004 and 2003                    7

           Notes to Consolidated Financial Statements                      8-11

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     12-21

       Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                       21-22

       Item 4.  Controls and Procedures                                      23

Part II.   Other Information:

       Item 1.  Legal Proceedings                                            24

       Item 2.  Changes in Securities, Use of Proceeds and Issuer
                  Purchases of Equity Securities                             24

       Item 6.  Exhibits and Reports on Form 8-K                             25

Signature                                                                    25

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              Three months                     Nine months
                                                           ended September 30,             ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                           2004          2003              2004          2003
---------------------------------------------------------------------------------------------------------------
                                                                  (Dollars, except per share amounts,
                                                                        and shares in thousands)
OPERATING REVENUES                                    $   603,879       600,264         1,801,138     1,765,007
---------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of services and products (exclusive of
     depreciation and amortization)                       191,000       190,193           562,775       552,013
   Selling, general and administrative                    108,153        94,561           302,426       272,900
   Depreciation and amortization                          113,857       124,729           371,600       376,159
---------------------------------------------------------------------------------------------------------------
        Total operating expenses                          413,010       409,483         1,236,801     1,201,072
---------------------------------------------------------------------------------------------------------------

OPERATING INCOME                                          190,869       190,781           564,337       563,935
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                       (52,174)      (54,360)         (157,806)     (165,909)
   Income from unconsolidated cellular entity               1,929         1,736             6,114         4,895
   Other income (expense)                                    (822)       (1,076)           (2,329)       (1,034)
---------------------------------------------------------------------------------------------------------------
        Total other income (expense)                      (51,067)      (53,700)         (154,021)     (162,048)
---------------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                          139,802       137,081           410,316       401,887
Income tax expense                                         53,610        46,102           157,561       139,622
---------------------------------------------------------------------------------------------------------------

NET INCOME                                            $    86,192        90,979           252,755       262,265
===============================================================================================================

BASIC EARNINGS PER SHARE                              $       .64           .63              1.82          1.83
===============================================================================================================

DILUTED EARNINGS PER SHARE                            $       .63           .63              1.81          1.82
===============================================================================================================

DIVIDENDS PER COMMON SHARE                            $     .0575          .055             .1725          .165
===============================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                          134,885       143,897           138,512       143,370
===============================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                        135,737       145,171           139,324       144,481
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                               Three months                   Nine months
                                                            ended September 30,           ended September 30,
---------------------------------------------------------------------------------------------------------------
                                                             2004        2003              2004          2003
---------------------------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)


NET INCOME                                                $  86,192      90,979           252,755       262,265

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Minimum pension liability adjustment,
     net of ($208), $226, $1,008 and ($2,236) tax               387        (420)           (1,871)        4,152
   Unrealized gain (loss) on investments, net of $602
     and ($341) tax                                          (1,117)          -               634             -
   Derivative instruments:
        Net gain (loss) on derivatives hedging the
          variability of cash flows, net of $36 tax               -           -                 -           (67)
        Less:  reclassification adjustment for losses
          included in net income, net of ($487) tax               -           -                 -           905
---------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                      $  85,462      90,559           251,518       267,255
===============================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  September 30,     December 31,
                                                                                       2004              2003
---------------------------------------------------------------------------------------------------------------
                                                                                      (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                  $       168,975           203,181
   Accounts receivable, less allowance of $20,890 and $23,679                         242,764           236,187
   Materials and supplies, at average cost                                              5,965             9,229
   Other                                                                               13,132            14,342
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                          430,836           462,939
---------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                                    7,333,871         7,184,155
   Accumulated depreciation                                                        (3,998,332)       (3,728,674)
---------------------------------------------------------------------------------------------------------------
        Net property, plant and equipment                                           3,335,539         3,455,481
---------------------------------------------------------------------------------------------------------------

INVESTMENTS AND OTHER ASSETS
   Goodwill                                                                         3,430,302         3,425,001
   Other                                                                              593,657           552,431
---------------------------------------------------------------------------------------------------------------
        Total investments and other assets                                          4,023,959         3,977,432
---------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                  $     7,790,334         7,895,852
===============================================================================================================

LIABILITIES AND EQUITY

CURRENT LIABILITIES
   Current maturities of long-term debt                                       $       121,156            72,453
   Accounts payable                                                                   144,977           113,274
   Accrued expenses and other liabilities
        Salaries and benefits                                                          51,573            55,497
        Income taxes                                                                    9,207            43,082
        Other taxes                                                                    65,963            35,532
        Interest                                                                       53,266            64,247
        Other                                                                          42,767            42,686
   Advance billings and customer deposits                                              51,177            44,612
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     540,086           471,383
---------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                                      2,900,964         3,109,302
---------------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                                941,539           836,651
---------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 134,447,421 and 144,364,168 shares                        134,447           144,364
   Paid-in capital                                                                    287,802           576,515
   Accumulated other comprehensive loss, net of tax                                    (1,237)                -
   Retained earnings                                                                2,978,758         2,750,162
   Unearned ESOP shares                                                                     -              (500)
   Preferred stock - non-redeemable                                                     7,975             7,975
---------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                  3,407,745         3,478,516
---------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                                  $     7,790,334         7,895,852
===============================================================================================================

See accompanying notes to consolidated financial statements.



                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             Nine months
                                                                         ended September 30,
                                                                         2004          2003
---------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                     $     252,755       262,265
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                                   371,600       376,159
        Income from unconsolidated cellular entity                       (6,114)       (4,895)
        Deferred income taxes                                            75,408        68,022
        Changes in current assets and current liabilities:
            Accounts receivable                                          (7,248)       27,823
            Accounts payable                                             31,742        53,932
            Accrued income and other taxes                               25,181        27,927
            Other current assets and other current
              liabilities, net                                           (3,783)       18,749
   Increase in other noncurrent assets                                  (26,474)      (18,280)
   Decrease in other noncurrent liabilities                              (4,696)       (4,790)
   Retirement benefits                                                   23,000        25,597
   Other, net                                                             4,423        (4,087)
---------------------------------------------------------------------------------------------
        Net cash provided by operating activities                       735,794       828,422
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                          (253,597)     (256,459)
   Acquisitions, net of cash acquired                                    (2,000)      (37,945)
   Investment in debt security                                          (25,000)            -
   Distribution from unconsolidated cellular entity                       6,259         1,104
   Other, net                                                            (6,368)       (5,184)
---------------------------------------------------------------------------------------------

        Net cash used in investing activities                          (280,706)     (298,484)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                                    (168,411)     (406,231)
   Proceeds from settlement of interest rate hedge contract                   -        22,315
   Proceeds from issuance of common stock                                18,186        28,911
   Repurchase of common stock                                          (318,381)            -
   Cash dividends                                                       (24,159)      (23,986)
   Other, net                                                             3,471         3,336
---------------------------------------------------------------------------------------------

        Net cash used in financing activities                          (489,294)     (375,655)
---------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                    (34,206)      154,283

Cash and cash equivalents at beginning of period                        203,181         3,661
---------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                        $     168,975       157,944
=============================================================================================

Supplemental cash flow information:
   Income taxes paid                                              $      95,836        68,108
=============================================================================================
   Interest paid (net of capitalized interest of $490 and $49)    $     168,297       174,037
=============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                             Nine months
                                                                         ended September 30,
                                                                         2004          2003
---------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                                 $     144,364       142,956
   Issuance of common stock through dividend reinvestment,
     incentive and benefit plans                                            976         1,221
   Repurchase of common stock                                           (10,893)            -
---------------------------------------------------------------------------------------------
   Balance at end of period                                             134,447       144,177
---------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                       576,515       537,804
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                           17,210        27,690
   Repurchase of common stock                                          (307,488)            -
   Amortization of unearned compensation and other                        1,565           639
---------------------------------------------------------------------------------------------
   Balance at end of period                                             287,802       566,133
---------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
   Balance at beginning of period                                             -       (36,703)
   Change in other comprehensive loss, net of tax                        (1,237)        4,990
---------------------------------------------------------------------------------------------
   Balance at end of period                                              (1,237)      (31,713)
---------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                     2,750,162     2,437,472
   Net income                                                           252,755       262,265
   Cash dividends declared
        Common stock - $.1725 and $.165 per share, respectively         (23,860)      (23,687)
        Preferred stock                                                    (299)         (299)
---------------------------------------------------------------------------------------------
   Balance at end of period                                           2,978,758     2,675,751
---------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                          (500)       (1,500)
   Release of ESOP shares                                                   500           750
---------------------------------------------------------------------------------------------
   Balance at end of period                                                   -          (750)
---------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                                 7,975         7,975
---------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                        $   3,407,745     3,361,573
==============================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

(1)   Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and other information included in the Company's annual report on Form 10-K for the year ended December 31, 2003. Certain 2003 amounts have been reclassified to be consistent with the Company's 2004 presentation. See Note 6 for additional information.

      The unaudited financial information for the three months and nine months ended September 30, 2004 and 2003 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. All adjustment are of a normal recurring nature unless otherwise disclosed. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)   Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill and other intangible assets as of September 30, 2004 and December 31, 2003:


                                                                       Sept. 30,      Dec. 31,
                                                                         2004           2003
---------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Goodwill                                                           $  3,430,302     3,425,001

Intangible assets subject to amortization
   Customer base (15 year amortization period)
     Gross carrying amount                                         $     22,700        22,700
     Accumulated amortization                                      $     (3,377)       (2,242)
                                                                    -----------     ---------
     Net carrying amount                                           $     19,323        20,458
                                                                    ===========     =========

   Contract rights (3 year amortization period)
     Gross carrying amount                                         $      4,187             -
     Accumulated amortization                                      $       (116)            -
                                                                    -----------     ---------
     Net carrying amount                                           $      4,071             -
                                                                    ===========     =========

Intangible asset not subject to amortization - franchise costs     $     35,300        35,300
---------------------------------------------------------------------------------------------

      As of September 30, 2004, the Company completed the annual impairment test of goodwill required under Statement of Financial Accounting Standards No. 142 and has determined its goodwill is not impaired.

      In the third quarter of 2004, the Company entered into a three-year agreement with EchoStar Communications Corporation ("EchoStar") to provide co-branded satellite television services to the Company's customers. As part of the transaction, the Company invested $25.0 million in an EchoStar convertible subordinated debt security, which had a fair value at date of issuance of approximately $20.8 million and matures in 2011. The remaining $4.2 million paid was established as an intangible asset attributable to the Company's contractual rights to provide video service and will be amortized over a three-year period.

      Total amortization expense related to the customer base and contract rights assets for the first nine months of 2004 was $1.3 million and is expected to be $2.9 million annually for each of the subsequent three years and $1.5 million annually thereafter through year five.


(3)   Postretirement Benefits

      The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

      Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2004 and 2003 included the following components:

                                                               Three months                 Nine months
                                                            ended September 30,         ended September 30,
------------------------------------------------------------------------------------------------------------
                                                            2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Service cost                                            $   1,316         1,659         4,624         4,977
Interest cost                                               3,639         4,893        12,783        14,679
Expected return on plan assets                               (616)         (636)       (1,848)       (1,908)
Amortization of unrecognized actuarial loss                 1,123           465         3,369         1,395
Amortization of unrecognized prior service cost              (938)         (657)       (2,814)       (1,971)
-----------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                $   4,524         5,724        16,114        17,172
===========================================================================================================

      The Company contributed $11.0 million to its postretirement plan in the first nine months of 2004 and expects to contribute approximately $14 million for the full year.


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

      Net periodic pension expense for the three months and nine months ended September 30, 2004 and 2003 included the following components:

                                                               Three months                 Nine months
                                                            ended September 30,         ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                            2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Service cost                                            $   3,702         3,410        11,872         9,035
Interest cost                                               5,800         6,273        18,995        16,619
Expected return on plan assets                             (7,076)       (5,860)      (21,228)      (15,526)
Settlements                                                     -             -         1,093             -
Recognized net losses                                       1,472         1,916         5,438         5,076
Net amortization and deferral                                  61           105           481           279
-----------------------------------------------------------------------------------------------------------
Net periodic pension expense                            $   3,959         5,844        16,651        15,483
===========================================================================================================

      Currently, the Company's contributions to its retirement plans for 2004 are expected to be between $5-7 million.


(5)   Stock-based Compensation

      The Company accounts for its employee stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Options have been granted at a price either equal to or exceeding the then-current market price. Accordingly, the Company has not recognized compensation cost in connection with issuing stock options.

      If compensation cost for CenturyTel's options had been recognized in accordance with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and nine months ended September 30, 2004 and 2003 would have been as follows:

                                                               Three months                Nine months
                                                            ended September 30,         ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                            2004          2003          2004          2003
-----------------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands,
                                                                      except per share amounts)
Net income, as reported                                 $  86,192        90,979       252,755       262,265
Less: Total stock-based employee compensation
    expense determined under fair value based
    method, net of tax                                  $  (2,090)       (3,030)       (7,717)       (9,910)
-----------------------------------------------------------------------------------------------------------
Pro forma net income                                    $  84,102        87,949       245,038       252,355
===========================================================================================================

Basic earnings per share
    As reported                                         $     .64           .63          1.82          1.83
    Pro forma                                           $     .62           .61          1.77          1.76
Diluted earnings per share
    As reported                                         $     .63           .63          1.81          1.82
    Pro forma                                           $     .62           .61          1.76          1.75
-----------------------------------------------------------------------------------------------------------


(6)   Business Segments

      The Company is an integrated communications company engaged primarily in providing an array of communications services to its customers, including local exchange, long distance, Internet access, data and fiber transport services. The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of the Company's increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, the Company determined that its results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, the results of operations for 2004 reflect the presentation of a single reportable segment.

      The Company's operating revenues for its products and services include the following components:

                                                             Three months                         Nine months
                                                          ended September 30,                 ended September 30,
-----------------------------------------------------------------------------------------------------------------
                                                         2004            2003                2004           2003
-----------------------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
Local service                                      $   179,793         179,136             537,993         534,509
Network access                                         237,522         252,757             723,994         747,307
Long distance                                           49,743          45,207             140,059         130,968
Data                                                    69,570          62,008             203,367         180,816
Fiber transport and CLEC                                19,113          13,530              54,866          28,461
Other                                                   48,138          47,626             140,859         142,946
------------------------------------------------------------------------------------------------------------------
Total operating revenues                           $   603,879         600,264           1,801,138       1,765,007
==================================================================================================================

      Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas.

      Network access revenues primarily relate to (i) services provided by the Company to long distance carriers, wireless carriers and other carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and
(ii) the receipt of universal service support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms.

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


(7)   Commitments and Contingencies

      AT&T filed a petition with the Federal Communications Commission ("FCC") in December 2003 challenging certain provisions of the Telecommunications Act of 1996 that allow local exchange carriers ("LECs") to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As a result of recent court rulings, tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. As of September 30, 2004, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately $80 million. The ability to request refunds related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of the "deemed lawful" tariff issue, and may recognize as revenue a significant portion of the over-earnings as the legal status becomes more certain. Although it is possible the Company could benefit favorably upon resolution of this issue, there is no assurance that a favorable outcome will occur.

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


(8)   Depreciation Adjustment

      The third quarter of 2004 included a reduction in depreciation expense of $13.2 million to adjust the balances of certain over-depreciated property, plant and equipment accounts. As a result of such decrease in depreciation expense, operating revenues were also negatively impacted in the third quarter of 2004 by approximately $3.5 million due to a decrease in amounts the Company estimates it will collect through the partial recovery of operating expenses under revenue sharing arrangements with other telephone companies.

                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and data services to customers in 22 states. The Company currently derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services,
(iv) data services, which includes both dial-up and DSL Internet services, as well as special access and private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. The Company has recently entered into agreements to provide co-branded satellite television service and to resell wireless service as part of its bundled product and service offerings, but these arrangements are not expected to contribute material revenues in the near term. For additional information on the Company's revenue sources, see footnote 6 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

      In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including satellite television and wireless services; the Company's ability to collect its receivables from financially troubled communications companies; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Form 10-K for the year ended December 31, 2003. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                 Three months Ended September 30, 2004 Compared
                    to Three months Ended September 30, 2003

   Net income was $86.2 million and $91.0 million for the third quarter of 2004 and 2003, respectively. Diluted earnings per share was $.63 for both the third quarters of 2004 and 2003.

                                                                             Three months
                                                                          ended September 30,
---------------------------------------------------------------------------------------------
                                                                          2004          2003
---------------------------------------------------------------------------------------------
                                                                         (Dollars, except per
                                                                          share amounts, and
                                                                          shares in thousands)
Operating income                                                $       190,869       190,781
Interest expense                                                        (52,174)      (54,360)
Income from unconsolidated cellular entity                                1,929         1,736
Other income (expense)                                                     (822)       (1,076)
Income tax expense                                                      (53,610)      (46,102)
---------------------------------------------------------------------------------------------
Net income                                                      $        86,192        90,979
=============================================================================================

Basic earnings per share                                        $           .64           .63
=============================================================================================

Diluted earnings per share                                      $           .63           .63
=============================================================================================

Average basic shares outstanding                                        134,885       143,897
=============================================================================================

Average diluted shares outstanding                                      135,737       145,171
=============================================================================================

      Operating income increased $88,000 due to a $3.6 million (0.6%) increase in operating revenues which was substantially offset by a $3.5 million increase in operating expenses. Operating expenses were favorably impacted and operating revenues were negatively impacted in the third quarter of 2004 due to a reduction in depreciation expense. See Note 8 of Notes to Consolidated Financial Statements ("Note 8") and Operating Expenses below for additional information.

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


Operating Revenues

                                                               Three months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                            2004          2003
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Local service                                          $  179,793       179,136
Network access                                            237,522       252,757
Long distance                                              49,743        45,207
Data                                                       69,570        62,008
Fiber transport and CLEC                                   19,113        13,530
Other                                                      48,138        47,626
-------------------------------------------------------------------------------
                                                       $  603,879       600,264
===============================================================================

      The $657,000 (0.4%) increase in local service revenues is primarily due a $2.7 million increase due to the provision of enhanced calling features to more customers, which was substantially offset by a $2.4 million decrease due to a decline in the number of access lines.

      The number of access lines operated by the Company declined 14,000 (0.6%) during the third quarter of 2004 compared to a decline of 8,700 (0.4%) in the third quarter of 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline approximately 2.5% in 2004.

      Network access revenues decreased $15.2 million (6.0%) in the third quarter of 2004 primarily due to (i) a $7.7 million decrease due to lower levels of prior year revenue settlement agreements, (ii) a $2.7 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients, and (iii) a $3.7 million decrease in intrastate revenues due to a reduction in intrastate minutes of use (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services). The Company believes that intrastate minutes will continue to decline, although the magnitude of such decrease is uncertain.

      For additional information concerning the above-mentioned decreases in revisions of prior year revenue settlement arrangements, see Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003 - Operating Revenues.

      The $4.5 million (10.0%) increase in long distance revenues was due to growth in the Company's retail long distance operations. A $6.7 million revenue increase due to a 14.9% increase in the average number of long distance lines served and increased minutes of use was partially offset by a $2.2 million decrease caused by lower average rates charged by the Company.

      Data revenues increased $7.6 million (12.2%) due primarily to a $5.6 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering.

      Fiber transport and CLEC revenues increased $5.6 million (41.3%), substantially all of which is attributable to growth in the Company's recently acquired fiber transport operations (which are operated under the name LightCore), of which approximately $3.0 million is associated with assets acquired in December 2003.


Operating Expenses

                                                               Three months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                            2004          2003
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                       $  191,000       190,193
Selling, general and administrative                       108,153        94,561
Depreciation and amortization                             113,857       124,729
-------------------------------------------------------------------------------
                                                       $  413,010       409,483
===============================================================================

      Cost of services and products increased $807,000 (0.4%) primarily due to
(i) a $2.7 million increase in expenses associated with operating the Company's recently acquired fiber transport operations and (ii) a $2.8 million increase in customer service and retention expenses. Such increases were partially offset by a $2.5 million decrease in access expenses and a $1.8 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use.

      Selling, general and administrative expenses increased $13.6 million (14.4%) primarily due to (i) a $10.7 million increase in operating taxes, of which $8.6 million related to a charge in the third quarter of 2004 arising from various operating tax audits; (ii) a $3.2 million increase in marketing expenses; and (iii) a $1.1 million increase in expenses attributable to the Company's efforts to comply with the Sarbanes-Oxley internal control requirements. Such increases were partially offset by a $2.6 million decrease in bad debt expense.

      Depreciation and amortization decreased $10.9 million (8.7%) in the third quarter of 2004 compared to the third quarter of 2003. The third quarter of 2004 included a reduction in depreciation expense of $13.2 million to adjust certain over-depreciated accounts. See Note 8 for additional information. Such decrease was partially offset by a $2.3 million increase primarily due to higher levels of plant in service (partially offset by reductions due to fully depreciated assets).

Interest Expense

      Interest expense decreased $2.2 million (4.0%) in the third quarter of 2004 compared to the third quarter of 2003 primarily due to a decrease in average debt outstanding.

Other Income (Expense)

      Other income (expense) was $822,000 of expense for the third quarter of 2004, compared to $1.1 million of expense for the third quarter of 2003. The third quarter of 2004 included a $1.5 million charge related to the impairment of a nonoperating investment. Minority interest expense decreased $1.1 million due to the Company's fourth quarter 2003 purchase of additional equity in certain minority-owned subsidiaries.

Income Tax Expense


      The effective income tax rate was 38.3% and 33.6% for the three months ended September 30, 2004 and 2003, respectively. In the third quarter of 2003, the Company recorded a federal income tax benefit of $5.4 million due to the settlement of various issues in connection with the completion of an income tax audit. Such benefit was partially offset by a $5.2 million increase in state income tax expense ($3.4 million, net of the related reduction in federal taxes) recorded in the third quarter of 2003 as a result of clarification of the application of a state income tax statute to the Company's operations in such state (which expense reflects the retroactive application of the tax to prior periods). The remainder of the increase in the effective income tax rate in 2004 is due to an increase in the Company's effective state income tax rate.


                              RESULTS OF OPERATIONS

                  Nine months Ended September 30, 2004 Compared
                     to Nine months Ended September 30, 2003

      Net income was $252.8 million and $262.3 million for the first nine months of 2004 and 2003, respectively. Diluted earnings per share for the nine months ended September 30, 2004 was $1.81 compared to $1.82 during the first nine months of 2003.

                                                               Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                            2004        2003
-------------------------------------------------------------------------------
                                                          (Dollars, except per
                                                           share amounts, and
                                                           shares in thousands)
Operating income                                     $    564,337       563,935
Interest expense                                         (157,806)     (165,909)
Income from unconsolidated cellular entity                  6,114         4,895
Other income (expense)                                     (2,329)       (1,034)
Income tax expense                                       (157,561)     (139,622)
-------------------------------------------------------------------------------
Net income                                           $    252,755       262,265
===============================================================================

Basic earnings per share                             $       1.82          1.83
===============================================================================

Diluted earnings per share                           $       1.81          1.82
===============================================================================

Average basic shares outstanding                          138,512       143,370
===============================================================================

Average diluted shares outstanding                        139,324       144,481
===============================================================================

      Operating income increased $402,000 as a $36.1 million (2.0%) increase in operating revenues was substantially offset by a $35.7 million (3.0%) increase in operating expenses. Operating expenses were favorably impacted and operating revenues were negatively impacted in the third quarter of 2004 due to a reduction in depreciation expense. See Note 8 and Operating Expenses below for additional information.

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


Operating Revenues

                                                               Nine months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                            2004          2003
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Local service                                         $   537,993       534,509
Network access                                            723,994       747,307
Long distance                                             140,059       130,968
Data                                                      203,367       180,816
Fiber transport and CLEC                                   54,866        28,461
Other                                                     140,859       142,946
-------------------------------------------------------------------------------
                                                      $ 1,801,138     1,765,007
===============================================================================

      The $3.5 million (0.7%) increase in local service revenues is primarily due a $9.2 million increase due to the provision of enhanced calling features to more customers which was partially offset by a $5.7 million decrease due to a decline in the number of access lines.

      The number of access lines operated by the Company declined 39,600 (1.7%) during the first nine months of 2004 compared to a decline of 19,900 (0.8%) in the first nine months of 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline approximately 2.5% in 2004.

      Network access revenues decreased $23.3 million (3.1%) in the first nine months of 2004 primarily due to a $12.8 million decrease in intrastate revenues due to a reduction in intrastate minutes of use (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services). The Company believes that intrastate minutes will continue to decline, although the magnitude of such decrease is uncertain. The decline in network access revenues was also impacted by a $7.0 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. This trend of lower Universal Service Fund revenues is also expected to continue, as described further below under "Other Matters".

      Certain of the Company's interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. In the second quarter of 2004, the Company revised certain estimates for recognizing interstate revenues. Previously, the Company initially recognized interstate revenues at a rate of return lower than the authorized rate of return prescribed by the FCC to allow for potential decreases in demand or other factor changes which could decrease the achieved rate of return over the respective monitoring periods. As the monitoring periods progressed, the Company recorded additional revenues ratably up to the achieved rate of return. In the second quarter of 2004, the Company began generally recognizing such interstate network access revenues at the authorized rate of return, unless the actual achieved rate of return was lower than authorized. As a result, in the second quarter of 2004 the Company recognized approximately $8.5 million of incremental nonrecurring revenues. In addition, in the second quarter of 2004 the Company recognized a $4.6 million nonrecurring reduction in network access revenues due to an adjustment of prior years universal service revenues. In the third quarter of 2004, the Company recorded a $3.5 million reduction in operating revenues related to prior periods in connection with a reduction in depreciation expense (see Note 8 for additional information).

      The $9.1 million (6.9%) increase in long distance revenues was due to growth in the Company's retail long distance operations. A $16.7 million revenue increase due to a 15.0% increase in the average number of long distance lines served and increased minutes of use was partially offset by a $7.6 million decrease caused by lower average rates charged by the Company.

      Data revenues increased $22.6 million (12.5%) due primarily to a $15.2 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering, and a $8.3 million increase in special access revenues due to an increase in the number of special circuits and an increase in the partial recovery of increased operating expenses through revenue sharing arrangements with other telephone companies.

      Fiber transport and CLEC revenues increased $26.4 million (92.8%), substantially all of which is attributable to the Company's acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003.

      Other revenues decreased $2.1 million (1.5%) during the first nine months of 2004 primarily due to a $4.2 million decrease in directory revenues due to the expiration of the Company's rights to share in the revenues of yellow-page directories published in certain markets acquired from Verizon Communications, Inc. in 2002. Such decrease was partially offset by a $1.0 million increase in rental revenues.

Operating Expenses

                                                                Nine months
                                                            ended September 30,
-------------------------------------------------------------------------------
                                                            2004          2003
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                      $   562,775       552,013
Selling, general and administrative                       302,426       272,900
Depreciation and amortization                             371,600       376,159
-------------------------------------------------------------------------------
                                                      $ 1,236,801     1,201,072
===============================================================================

      Cost of services and products increased $10.8 million (1.9%) primarily due to (i) a $12.1 million increase in expenses associated with operating the Company's fiber transport assets acquired in June and December 2003; (ii) a $7.1 million increase in plant operations expenses; (iii) a $5.3 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; and (iv) a $5.9 million increase in customer service and retention related expenses. Such increases were partially offset by an $11.2 million decrease in access expenses (which included a one-time credit of $3.1 million recorded in the first nine months of 2004) and an $8.5 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use and a decrease in circuit costs.

      Selling, general and administrative expenses increased $29.5 million (10.8%) primarily due to (i) an $8.4 million increase in operating taxes attributable to an $8.6 million charge in the third quarter of 2004 arising from various operating tax audits; (ii) an $8.0 million increase in marketing expenses; (iii) a $6.9 million increase in salaries and benefits; (iv) a nonrecurring $5.0 million reduction in bad debt expense recorded in the first quarter of 2003 due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom); and (v) a $3.5 million increase in expenses associated with the Company's LightCore operations. Such increases were partially offset by a $7.3 million decrease in bad debt expense during the first nine months of 2004 (exclusive of the MCI recovery mentioned above).

      Depreciation and amortization decreased $4.6 million (1.2%) in the first nine months of 2004 compared to the first nine months of 2003. The first nine months of 2004 included a reduction in depreciation expense of $13.2 million to adjust certain over-depreciated accounts. See Note 8 for additional information. Depreciation expense for 2004 was also reduced by $6.3 million due to certain assets becoming fully depreciated. Such decreases were partially offset by an $11.6 million increase due to higher levels of plant in service, a $3.1 million adjustment in 2004 related to depreciation of fixed assets related to the Company's new billing system, and a $2.8 million increase in depreciation due to the assets acquired in connection with the Company's LightCore operations.

Interest Expense

      Interest expense decreased $8.1 million (4.9%) in the first nine months of 2004 compared to the first nine months of 2003 due primarily to a decrease in average debt outstanding.

Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity increased $1.2 million in the first nine months of 2004 due to increased profitability of the cellular partnership in which the Company owns a 49% minority interest.

Other Income (Expense)

      Other income (expense) was $2.3 million of expense for the first nine months of 2004, compared to $1.0 million of expense for the first nine months of 2003. The first nine months of 2004 included a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of the Company's Series B senior notes in May 2004 and a $1.5 million charge related to the impairment of a nonoperating investment. Such expenses were partially offset by a $1.6 million increase in interest income due to higher cash balances.

Income Tax Expense

      The effective income tax rate was 38.4% and 35.3% for the nine months ended September 30, 2004 and 2003, respectively. In the third quarter of 2003, the Company recorded a federal income tax benefit of $5.4 million due to the settlement of various issues in connection with the completion of an income tax audit. Such benefit was partially offset by a $5.2 million increase in state income tax expense ($3.4 million, net of the related reduction in federal taxes) recorded in the third quarter of 2003 as a result of clarification of the application of a state income tax statute to the Company's operations in such state (which expense reflects the retroactive application of the tax to prior periods). The remainder of the increase in the effective income tax rate in 2004 is primarily due to an increase in the Company's effective state income tax rate.

                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $735.8 million during the first nine months of 2004 compared to $828.4 million during the first nine months of 2003. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

      Net cash used in investing activities was $280.7 million and $298.5 million for the nine months ended September 30, 2004 and 2003, respectively. Payments for property, plant and equipment were $253.6 million in the first nine months of 2004 compared to $256.5 million during the first nine months of 2003. Budgeted capital expenditures for 2004 total $400 million. In June 2003, the Company acquired the assets of a fiber transport business for $39.4 million cash (of which $35.6 million was paid at acquisition and the remainder was previously paid as a deposit in 2002). In the third quarter of 2004, the Company entered into a three-year agreement with EchoStar Communications Corporation ("EchoStar") to provide co-branded satellite television services to the Company's customers. As part of the transaction, the Company invested $25.0 million in an EchoStar convertible subordinated debt security.

      Net cash used in financing activities was $489.3 million during the first nine months of 2004 compared to $375.7 million during the first nine months of 2003. The Company repurchased 10.9 million shares of common stock for $318.4 million in the first nine months of 2004 in accordance with its $400 million stock repurchase program approved in February 2004. See Part II, Item 2, of this quarterly report for additional information. Payments of debt were $237.8 million less during the first nine months of 2004 compared to the first nine months of 2003. In May 2004, the Company prepaid its $100 million, 8.25%, Series B senior notes, due 2024. The Company incurred a $4.6 million pre-tax expense (a $3.6 million prepayment premium and a $1.0 million write-off of related deferred debt costs) in the second quarter of 2004 associated with this prepayment.

      The following table contains certain information concerning the Company's material contractual obligations as of September 30, 2004.

                                                     Payments due by period
--------------------------------------------------------------------------------------------------
Total contractual                         Less than                                       After
  obligations                  Total        1 year          1-3 years        4-5 years    5 years
--------------------------------------------------------------------------------------------------
                                                     (Dollars in thousands)
Long-term debt,
  including current
  maturities and capital
  lease obligations         $3,022,120      121,156       924,153 (1)       305,424      1,671,387
--------------------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006 and $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007, which the Company is committed to remarket beginning in February 2005.

      As of September 30, 2004, the Company had $533 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under its credit facility. At September 30, 2004, the Company had no commercial paper outstanding under such program. The Company is in compliance with all of its debt covenants. At September 30, 2004, the Company held $169.0 million of cash and cash equivalents.

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

Regulatory Matters

      In 2003, the Federal Communications Commission ("FCC") opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. On August 13, 2004, the Intercarrier Compensation Forum (a group of telecommunications industry participants) submitted to the FCC a plan for intercarrier compensation and universal service reform. The plan, as submitted, calls for a restructuring of rates to begin on July 1, 2005 and within three years would unify compensation regimes governing interstate and intrastate access charges. The FCC has also received several other intercarrier compensation proposals from other industry groups. The Company is involved in this proceeding and will continue to monitor the implications of these plans to its operations as network access revenues represent a major component of the Company's total consolidated revenues.

      On August 16, 2004, the Federal-State Joint Board on Universal Service released a notice requesting comments on the FCC's current rules for the provision of high-cost support for rural telephone companies, which is currently scheduled to expire on June 30, 2006. For the nine months ended September 30, 2004, support payments from the Universal Service High Cost Loop Fund constituted 7.9% of the Company's total consolidated revenues. The Company will be actively involved in this proceeding.

      Recent FCC-mandated changes in the administration of the universal service support programs temporarily suspended the disbursement of funds under the E-rate (Schools and Libraries Universal Service Support Mechanism) program, and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to rural LECs from the Universal Service High Cost Loop Fund.

Development of Billing System

      In October 2004, the Company completed the conversion of virtually all of its customers to its new integrated billing and customer care system. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). The capitalized costs of the system aggregated $195.9 million (before accumulated amortization) at September 30, 2004 and will be amortized over a 20-year period. During the nine months ended September 30, 2004, the Company incurred additional costs, including (i) $3.0 million of customer service related and data conversion costs which were expensed as incurred and (ii) $8.4 million of capitalized hardware costs which will be amortized over a three-year period. (These amounts exclude recurring costs to maintain and support the new system.) The Company anticipates incurring an additional $10-15 million of costs (of which approximately $4 million will be expensed) in the next six months in order to complete the project. There is no assurance that the system will be completed in accordance with this schedule or budget, or that the system will function as anticipated.

Other Anticipated Events

      Based on recent FCC filings, the Company anticipates that the average industry costs used to determine universal service support payments will be higher in 2005, which is expected to reduce the Company's 2005 support receipts by approximately $10-15 million compared to 2004 levels.

      The Company also anticipates that its diluted earnings will be negatively impacted in 2005 by approximately $.05-.09 per share due to losses from rolling out its new satellite television and wireless reseller services.

      The Company currently anticipates, subject to market conditions and the availability of other investment opportunities, to complete its $400 million share repurchase program and to evaluate transactions that could mitigate the dilutive effect of the Company's $500 million in Equity Units that are currently scheduled to settle in May 2005.

      Please see the factors listed above at the beginning of MD&A that could cause the Company's actual results to differ materially from those described above.

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

      At September 30, 2004, the fair value of the Company's long-term debt was estimated to be $3.3 billion based on the overall weighted average rate of the Company's long-term debt of 6.5% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 65 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $140.6 million decrease in fair value of the Company's long-term debt at September 30, 2004. As of September 30, 2004, after giving effect to interest rate swaps currently in place, approximately 83% of the Company's long-term debt obligations were fixed rate.

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

      At September 30, 2004, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlements being paid and rates being reset in arrears each six months through the expiration of the hedges in August 2012. At September 30, 2004, the Company realized an average rate under these hedges of 6.11%. Interest expense was reduced by $8.8 million during the first nine months of 2004 as a result of these hedges. The aggregate fair market value of these hedges was $6.2 million at September 30, 2004 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on its September 30, 2004 consolidated balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $15.5 million decrease in the fair value of these hedges at September 30, 2004, and would also increase the Company's interest expense.

      In the third quarter of 2004, the Company entered into an agreement which effectively locked-in the LIBOR interest rate (at 2.455% plus applicable spreads) through February 2005 for $250 million of the above-mentioned $500 million principal amount of its Series L notes previously hedged. The fair value of this transaction was $180,000 and is reflected as an asset and as income as of and for the periods ended September 30, 2004.

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of September 30, 2004.

                                     Item 4.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of September 30, 2004. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.   Legal Proceedings
          -----------------

      For information on the Company's legal proceedings, see footnote 7 to the Company's financial statements included in Item 1 of Part I of this quarterly report.


Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
          -----------------------------------------------------------
          of Equity Securities
          --------------------

      On February 3, 2004, the Company announced that its board of directors approved a repurchase program that authorizes the Company to repurchase up to an aggregate of $400 million of either its common stock or equity units prior to December 31, 2005. The following table reflects the Company's repurchases of its common stock during the third quarter of 2004, all of which were effected in open-market transactions in accordance with the above-described program.


                                                                            Total          Approximate
                                                                          Number of        Dollar Value
                                                                           Shares          of Shares (or
                                                                        Purchased as        Units) that
                                                                      Part of Publicly      May Yet Be
                                   Total Number                           Announced          Purchased
                                    of Shares       Average Price        Plans or         Under the Plans
Period                              Purchased      Paid Per Share        Programs           or Programs
---------------------------------------------------------------------------------------------------------
July 1 - July 31, 2004                       -       $      -                   -        $  116,366,731
August 1 - August 31, 2004                   -       $      -                   -        $  116,366,731
September 1 - September 30, 2004     1,030,600       $  33.45           1,030,600        $   81,891,014
                                     ---------                          ---------
Total                                1,030,600       $  33.45           1,030,600        $   81,891,014
                                     =========                          =========

      In late September 2004, the Company repurchased an additional 265,200 shares of common stock at an average price of $33.97 that were not settled until early October and are therefore not reflected in the table above or the Company's financial statements included elsewhere herein.

      The Company did not repurchase any of its equity units during the third quarter of 2004.

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

          31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.   Reports on Form 8-K
          -------------------

          The following item was reported in the Form 8-K filed July 29, 2004:

          Item 12. Results of Operations and Financial Condition - News release announcing second quarter 2004 operating results.

          The following item was reported in the Form 8-K filed August 27, 2004:

          Item 8.01. Other Events - News release announcing a
                     strategic partnership between the Registrant and EchoStar Communications Corporation that will allow Registrant to provide a co-branded satellite television service in Registrant's existing markets.

          The following item was reported in the Form 8-K filed September 21, 2004:

          Item 8.01. Other Events - News release announcing the Registrant had entered into a reseller arrangement with Cingular Wireless to offer wireless voice and text messaging services.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CenturyTel, Inc.

Date: November 9, 2004                       /s/ Neil A. Sweasy
                                             -----------------------
                                             Neil A. Sweasy
                                             Vice President and Controller
                                             (Principal Accounting Officer)