Form 10-K
period 2004-12-31
CENTURYTEL INC
filed 2005-03-16
CIK 18926

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2004


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

                                  Stock Options
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No[ ]

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of the Company's outstanding voting securities) was $4.0 billion as of June 30, 2004. As of February 28, 2005, there were 132,644,803 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished in connection with the 2005 annual meeting of shareholders are incorporated by reference in Part III of this Report.

                                     PART I

Item 1.   Business

     General. CenturyTel, Inc. ("CenturyTel") and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services. The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. All of the Company's operations are conducted within the continental United States.

     At December 31, 2004, the Company's local exchange telephone subsidiaries operated approximately 2.3 million telephone access lines, primarily in rural areas and small to mid-size cities in 22 states, with over 70% of these lines located in Wisconsin, Missouri, Alabama, Arkansas and Washington. According to published sources, the Company is the eighth largest local exchange telephone company in the United States based on the number of access lines served.

     The Company also provides competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets.

     The Company has recently entered into agreements to provide co-branded satellite television service and to resell wireless service as part of its bundled product and service offerings, but these arrangements are not expected to contribute material revenues in the near term. The Company anticipates such offerings will dilute its earnings for 2005 by approximately $.04 to $.07 per share.

     For information on the amount of revenue derived by the Company's various lines of services, see "Operations-Services" below and Item 7 of this report.

     Recent acquisitions. In June 2003, the Company acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas, for $39.4 million cash. In addition, in December 2003, the Company acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash. For additional information, see "Operations - Services - Fiber Transport and CLEC."

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

     On February 28, 2002, the Company purchased from KMC Telecom Holdings, Inc. ("KMC") its fiber network and customer base operations in Monroe and Shreveport, Louisiana, which allows the Company to offer broadband and competitive local exchange services to customers in these markets.

     On July 31, 2000 and September 29, 2000, affiliates of the Company acquired assets utilized to provide local exchange telephone service to over 490,000 telephone access lines from Verizon in four separate transactions for approximately $1.5 billion in cash. Under these transactions:

  o On July 31, 2000, the Company purchased approximately 231,000 telephone access lines and related assets in Arkansas for approximately $842 million in cash.

  o On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related assets in Missouri for approximately $297 million cash. At closing, the Company made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, the Company purchased an additional 18.6% interest in Spectra for $47.1 million. In the fourth quarter of 2003 and the first quarter of 2004, the Company purchased the remaining 24.3% interest in Spectra for an aggregate of $34.0 million in cash.

  o On September 29, 2000, the Company purchased approximately 70,500 telephone access lines and related assets in Wisconsin for approximately $197 million in cash.

  o On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related assets in Wisconsin for approximately $172 million in cash. The Company owns 89% of TelUSA, which was organized to acquire and operate these Wisconsin properties. At closing, the Company made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

     In August 2000, the Company acquired the assets of CSW Net, Inc., a regional Internet service provider that offers dial-up and dedicated Internet access, and web site and domain hosting to more than 18,000 customers in 28 communities in Arkansas.

     In February 2005, the Company signed a definitive asset purchase agreement to acquire metro fiber networks in 16 markets from KMC for $65 million cash, subject to purchase price adjustments. The networks to be acquired include almost 1,000 lit route miles of fiber optic cable located in small to medium cities in 11 states. The Company expects to complete this purchase in mid-2005, subject to the receipt of various consents, regulatory approvals and various other closing conditions.

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

     Other. As of December 31, 2004, the Company had approximately 6,800 employees, of which approximately 1,800 were members of 13 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America. In 2005, the contracts governing approximately 71% of the union workforce lapse and are scheduled to be renegotiated. The Company believes that relations with its employees continue to be generally good.

     CenturyTel was incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. CenturyTel's principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and its telephone number is (318) 388-9000.

                                   OPERATIONS

     According to published sources, the Company is the eighth largest local exchange telephone company in the United States, based on the approximately 2.3 million access lines it served at December 31, 2004. All of the Company's access lines are digitally switched. Through its operating telephone subsidiaries, the Company provides services to predominantly rural areas and small to mid-sized cities in 22 states. The following table sets forth certain information with respect to the Company's access lines as of December 31, 2004 and 2003.

                     December 31, 2004                   December 31, 2003
--------------------------------------------------------------------------------
                 Number of       Percent of          Number of       Percent of
   State       access lines     access lines       access lines     access lines
--------------------------------------------------------------------------------

Wisconsin (1)     466,021           20%               478,134          20%
Missouri          458,724           20                472,884          20
Alabama           275,093           12                283,501          12
Arkansas          256,130           11                264,787          11
Washington        182,990            8                186,329           8
Michigan          108,030            5                111,104           5
Louisiana         101,353            4                103,726           4
Colorado           94,139            4                 95,726           4
Ohio               80,287            3                 82,995           3
Oregon             74,020            3                 75,530           3
Montana            64,145            3                 64,863           3
Texas              43,697            2                 46,397           2
Minnesota          30,046            1                 30,469           1
Tennessee          26,728            1                 27,084           1
Mississippi        24,137            1                 24,420           1
New Mexico          6,428            *                  6,512           *
Wyoming             5,905            *                  5,669           *
Idaho               5,807            *                  5,974           *
Indiana             5,346            *                  5,401           *
Iowa                2,053            *                  2,082           *
Arizona             1,995            *                  2,000           *
Nevada                552            *                    531           *
--------------------------------------------------------------------------------
                2,313,626          100%             2,376,118         100%
================================================================================

*    Represents less than 1%.
(1) As of December 31, 2004 and 2003, approximately 57,700 and 59,130, respectively, of these lines were owned and operated by CenturyTel's 89%-owned affiliate.

     As indicated in the following table, the Company has experienced growth in its operations over the past five years, a substantial portion of which was attributable to the third quarter 2002 and third quarter 2000 acquisitions of telephone properties from Verizon and the internal growth of its long distance and Internet access businesses.

                                            Year ended or as of December 31,
------------------------------------------------------------------------------------------
                               2004         2003          2002         2001         2000
------------------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Access lines                2,313,626    2,376,118     2,414,564    1,797,643    1,800,565
  % Residential                    75%          76            76           76           76
  % Business                       25%          24            24           24           24
Long distance lines         1,067,817      931,761       798,697      564,851      433,846
  % Residential                    81%          80            80           79           79
  % Business                       19%          20            20           21           21
Internet customers            262,085      215,548       179,440      144,817      108,700
  % Dial-up service                49%          65            73           84           95
  % Retail DSL service             51%          35            27           16            5

Operating revenues      $   2,407,372    2,367,610     1,971,996    1,679,504    1,402,357
Capital expenditures    $     385,316      377,939       386,267      435,515      391,069
------------------------------------------------------------------------------------------

     As discussed further below, the Company's access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline. To offset these declines, the Company hopes to expand its telephone operations by (i) acquiring additional telephone properties, (ii) providing service to new customers, (iii) increasing network usage, (iv) further penetrating its existing customer base with existing services and (v) providing additional services which may be made possible by advances in technology, improvements in the Company's infrastructure and the bundling of integrated services. See "Services" and "Regulation and Competition."


Services

     The Company derives revenue from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both dial-up and DSL Internet services, as well as special access and private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. The following table reflects the percentage of operating revenues derived from these respective services:

                                      2004              2003            2002
----------------------------------------------------------------------------
Local service                         29.7%             30.1            29.0
Network access                        40.1              42.3            44.9
Long distance                          7.8               7.3             7.4
Data                                  11.5              10.4             9.1
Fiber transport and CLEC               3.1               1.8             1.1
Other                                  7.8               8.1             8.5
----------------------------------------------------------------------------
                                     100.0%            100.0           100.0
============================================================================

     Local service. Local service revenues are derived from providing local exchange telephone services in the Company's service areas, including basic dial-tone service through the Company's regular switched network. Access lines declined 2.6% in 2004, 1.6% in 2003 and 1.1% in 2002 (exclusive of the 2002 Verizon acquisitions). The Company believes these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline between 2.5 and 3.5% for 2005.

     The use of digital switches, high-speed data circuits and related software has been an important component of the Company's growth strategy because it allows the Company to offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services (such as data private line, digital subscriber line, frame relay and local area/wide area networks) and to thereby increase utilization of existing access lines. In 2004 the Company continued to expand the availability of enhanced services offered in certain service areas.

     Network access. Network access revenues primarily relate to (i) services provided by the Company to long distance carriers, wireless carriers and other carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) the receipt of universal support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms (see - "Regulation and Competition - High-cost support funds, revenue sharing arrangements and related matters" below). Certain of the Company's interstate network access revenues are based on tariffed access charges prescribed by the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association ("NECA"), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purposes.

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

     The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of December 31, 2004, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately
$63 million. The settlement period related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

     Long distance. Long distance revenues relate to the provision of retail long distance services which the Company began marketing to its local exchange customers in 1996. At December 31, 2004, the Company provided long distance services to nearly 1.1 million lines. The Company anticipates that most of its long distance service revenues will be provided as part of an integrated bundle with the Company's other service offerings, including its local exchange telephone service offering.

     Data. Data revenues include revenues primarily related to the provision of Internet access services (both dial-up and DSL services) and the provision of data transmission services over special circuits and private lines. The Company began offering traditional dial-up Internet access services to its telephone customers in 1995. In late 1999, the Company began offering DSL Internet access services, a high-speed premium-priced data service. As of December 31, 2004, approximately 71% of the Company's access lines were DSL-enabled. At December 31, 2004, the Company provided Internet access services to over 262,000 customers, approximately 128,500 of which received traditional dial-up services and approximately 133,500 of which received retail DSL services. During 2004, the Company added over 57,000 retail DSL connections.

     Fiber transport and CLEC. Fiber transport and CLEC revenues include revenues from the Company's fiber transport, competitive local exchange carrier ("CLEC") and security monitoring businesses.

     In late 2000, the Company began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana. On February 28, 2002, the Company purchased the fiber network and customer base of KMC's operations in Monroe and Shreveport, Louisiana, which allowed the Company to offer broadband and competitive local exchange services to customers in these markets.

     During the second quarter of 2001, the Company began selling capacity to other carriers and businesses over a 700-mile fiber optic ring that the Company constructed in southern and central Michigan. In June 2003, the Company acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas, for $39.4 million cash. The Company has used the network to sell services to new and existing customers and to reduce the Company's reliance on third party transport providers. In addition, in December 2003, the Company acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash to provide services similar to those described above. The Company operates its fiber transport assets under the name LightCore. As of December 31, 2004, LightCore's network encompassed more than 8,700 route miles of lit fiber in the central United States. For a description of a pending acquisition of additional network assets, see "-Recent Acquisitions" above.

     The Company offers 24-hour burglary and fire monitoring services to approximately 8,700 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

     Other. Other revenues include revenues related to (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties and
(iii) participating in the publication of local directories. The Company also provides printing, database management and direct mail services and cable television services.

     Certain large communications companies for which the Company currently provides billing and collection services continue to indicate their desire to reduce their billing and collection expenses, which has resulted and may continue to result in reductions of the Company's billing and collection revenues.

     From time to time, the Company also makes investments in other domestic or foreign communications companies, the most significant of which is an interest in a start-up satellite service company.

     For further information on regulatory, technological and competitive changes that could impact the Company's revenues, see "-Regulation and Competition" and "Special Considerations."


Federal Financing Programs

     Certain of the Company's telephone subsidiaries receive long-term financing from the Rural Utilities Service ("RUS") or the Rural Telephone Bank ("RTB"), both of which are federal agencies that have historically provided long-term financing to telephone companies at relatively attractive interest rates. Approximately 23% of the Company's telephone plant is pledged to secure obligations of the Company's telephone subsidiaries to the RUS and RTB. For additional information regarding the Company's financing, see the Company's consolidated financial statements included in Item 8 herein.


Regulation and Competition Relating to Incumbent Local Exchange Operations

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

     In recent years, state legislatures and regulatory commissions in most of the 22 states in which the Company operates have either reduced the regulation of LECs or have announced their intention to do so, and it is expected that this trend will continue. Wisconsin, Missouri, Alabama, Arkansas and several other states have implemented laws or rulings which require or permit LECs to opt out of "rate of return" regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, subsidiaries operating over 60% of the Company's access lines in various states have agreed to be governed by alternative regulation plans, and the Company continues to explore its options for similar treatment in other states. The Company believes that reduced regulatory oversight of certain of the Company's telephone operations may allow the Company to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see "-Developments Affecting Competition."

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

  o All of the Company's Missouri LECs are regulated under a price-cap regulation plan (effective in 2002) whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased up to 8% annually. The plan also allows LECs to rebalance local basic service rates up to four times in the first four years of such regulation as a result of access rate or toll reductions. Based on its annual filing effective September 2004, the Company estimates a $2.2 million annual reduction in revenues as a result of recent declines in the inflation-based factor. If the inflation-based factor continues to decline, the Company's revenues will continue to be negatively impacted.

  o Since 1995, the Company's Alabama telephone properties acquired from Verizon in 2002 have been subject to an alternative regulation plan. Under this plan, local rates were frozen initially for five years, after which time such rates could be raised by an amount equal to consumer price index increases less 1%; non-basic service rates could be increased up to 10% per year. The Alabama alternative regulation plan will be replaced in 2005 by the Alabama Telecommunications Regulation Plan. Under this plan, residential and business basic local service rates will remain at existing levels for two years, after which time rates can be increased up to five percent per year up to a maximum capped level. Rates for all other retail services may be adjusted depending on the tier designation established under the plan.

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

     Notwithstanding the movement toward alternative regulation, LECs operating approximately 38% of the Company's total access lines continue to be subject to "rate of return" regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

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

     Effective January 1, 1991, the FCC adopted price-cap regulation relating to interstate access rates for the Regional Bell Operating Companies. All other LECs may elect to be subject to price-cap regulation. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. The Company has not elected price-cap regulation for its incumbent operations. However, the properties acquired from Verizon in 2002 have continued to operate under price-cap regulation based upon a waiver from rules that historically required a purchaser of price-cap properties to convert all of its properties to price-cap regulation. In February 2004, the FCC amended its rules to permit purchasers of price-cap regulated properties to either retain price-cap regulation for the acquired properties or migrate such properties to rate-of-return regulation.

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

     In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and on February 10, 2005 solicited comments on all proposals previously submitted to it. The Company is involved in this proceeding and will continue to monitor the implications of these plans to its operations.

     As discussed further below, certain providers of competitive communications services are currently not required to compensate ILECs for the use of their networks.

     All forms of federal support available to ILECs are currently available to any local competitor that qualifies as an "eligible telecommunications carrier." This support could encourage additional competitors to enter the Company's high-cost service areas, and, as discussed further below, place financial pressure on the FCC's support programs.

     Universal service support funds, revenue sharing arrangements and related matters. A significant number of the Company's telephone subsidiaries recover a portion of their costs from programs administered by the federal Universal Service Fund (the "USF") and from similar state "universal support" mechanisms. Disbursements from these programs traditionally have allowed LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas. The aggregate amount of revenues received from such support programs was $365.2 million in 2004 (or 15.2% of 2004 consolidated revenues) and $370.5 million in 2003 (or 15.6% of 2003 consolidated revenues). Included in such amounts are receipts from
(i) the High Cost Loop support program of $187.9 million for 2004 and $199.2 million for 2003 and (ii) various state support programs of $35.8 million for 2004 and $33.3 million for 2003.

     As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that provides relatively predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. Based on recent FCC filings, the Company anticipates its 2005 revenues from the USF High Cost Loop support program will be approximately $10-15 million lower than 2004 levels due to increases in the nationwide average cost per loop factor used to allocate funds among all recipients.

     Wireless and other competitive service providers continue to seek eligible telecommunications carrier ("ETC") status in order to be eligible to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stresses on the USF's funding mechanism. These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments the Company receives from the High Cost Loop support program. As a result of the continued increases in the nationwide average cost per loop factor (caused by limited growth in the size of the High Cost Loop support program and increases in requests for support from the USF), the Company believes the aggregate level of payments it receives from the USF will continue to decline in the near term under the FCC's current rules.

     Recent FCC-mandated changes in the administration of the universal service support programs temporarily suspended the disbursement of funds under the E-rate (Schools and Libraries Universal Service Support Mechanism) program, and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to rural LECs from the Universal Service High Cost Loop support program. In December 2004, Congress passed a bill that granted the USF a one-year exemption from the federal law that impacted the E-rate program. Congress has since introduced a bill to grant a permanent exemption to the USF from such federal law.

     In late 2002, the FCC requested that the Federal-State Joint Board
("FSJB") on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers. On February 7, 2003, the FSJB issued a notice for public comment on whether present rules fulfill their purpose and whether or not modifications are needed. On February 27, 2004, the FSJB sent the FCC a series of recommendations concerning the process of designating ETCs and suggestions for gaining better control over the disbursement of high-cost universal service support in markets where one or more ETCs are present. The FSJB declined to recommend that the FCC modify the methodology used to calculate support in study areas with multiple ETCs, instead recommending an overall review of the high-cost support mechanism for rural and non-rural carriers.

     On August 16, 2004, the FSJB released a notice requesting comments on the FCC's current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as the Company. The FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, including opening a docket that will change the method of funding contributions. The FCC is expected to act before its current rules are scheduled to expire on June 30, 2006. Congress is also exploring various universal service issues ranging from targeted universal service legislation to re-writing the 1996 Act. The Company has been and will continue to be active in monitoring these developments.

     In January 2003, the Louisiana Public Service Commission staff began reviewing the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. The Company currently receives approximately $21 million from the LOS Fund each year. Although the Commission staff has recommended to transfer the fund's $42 million to a state universal service fund, there can be no assurance that the Commission will adopt this recommendation or that funding will remain at current levels.

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

     The 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC's network and to take various other steps that are designed to promote competition, imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC's network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide "unbundled" access to all aspects of the LEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors to collocate their physical plant on the LEC's property, or provide virtual collocation if physical collocation is not practicable. During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs. On March 2, 2004, a federal appellate court vacated significant portions of these rules, including the standards used to determine which unbundled network elements must be made available to competitors. In response to this court decision, on February 4, 2005, the FCC released rules (effective March 11, 2005) that require incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network element, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

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

     As a result of these regulatory developments, ILECs increasingly face competition from competitive local exchange carriers ("CLECs"), particularly in high population areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in the Company's service areas has increased in recent years, especially in the Company's Verizon markets acquired in 2002 and 2000. The Company anticipates that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

     Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several large cable television and telephone companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers use existing broadband networks to deliver flat-rate, all distance calling plans that may be priced below those currently charged for traditional local and long distance telephone services for several reasons, including lower network cost structures and the current ability of VoIP providers to use ILECs' networks without paying access charges. However, the service must be purchased in addition to the cost of the broadband connection. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of VoIP service and related issues. Although the FCC's rulemaking regarding VoIP-enabled services remains pending, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including an April 2004 order in which the FCC ruled that the IP-telephony service of AT&T, which converts voice calls to IP format for routing over the public switched telephone network, is a regulated telecommunications service subject to interstate access charges. In addition, in November 2004, the FCC ruled that Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state jurisdiction. Several state commissions have filed appeals of this decision to various federal appellate courts. Also pending at the FCC is a petition filed by Level 3 Communications, Inc. asking the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for the Company's customers.

     Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially as wireless carriers expand and improve their network coverage and continue to lower their prices. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service. The Company anticipates this trend will continue, particularly if wireless service rates continue to decline and the quality of wireless service improves. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. In September 2004, the Company announced it had entered into a reseller arrangement with Cingular Wireless that will allow the Company to provide wireless voice and text messaging services as part of its integrated service offering. The Company currently offers such bundled service to select markets and plans to expand its offering to the majority of its markets in 2005.

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

     In November 2003, the FCC adopted rules requiring companies to allow their customers to keep their wireline or wireless phone number when switching to another service provider (generally referred to as "local number portability"). For several years, customers have been able to retain their numbers when switching their local service between wireline carriers. The new rules now require local number portability between wireline and wireless carriers. This requirement went into effect November 24, 2003 for wireline carriers in the top 100 Metropolitan Statistical Areas ("MSAs"). The requirement went into effect May 24, 2004 for wireline carriers operating in markets smaller than the top 100 MSAs. Local number portability may increase the number of customers who choose to completely forego the use of traditional wireline phone service. To date, the costs to comply with the requirements of local number portability, net of the amount that is recoverable through the ratemaking process, have not had a material impact on the Company's results of operations.

     Significant competitive factors in the local telephone industry include pricing, packaging of services and features, quality of service and meeting customer needs such as simplified billing and timely response to service calls.

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

     As previously mentioned, the Company has recently entered into agreements to provide co-branded satellite television service and to resell wireless service as part of its bundled product and service offerings. The Company anticipates that its diluted earnings will be negatively impacted in 2005 by approximately $.04 to $.07 per share primarily due to expenses associated with rolling out these new services.

     While the Company expects its operating revenues in 2005 to continue to experience downward pressure due to continued access line losses and reduced network access revenues, the Company expects its consolidated revenues to increase in 2005 primarily due to increased demand for its long distance, fiber transport, DSL and other nonregulated product offerings (including its new video and wireless initiatives mentioned above).


Regulation and Competition Relating to Other Operations

          Long Distance Operations. The Company offers intraLATA, intrastate and interstate long distance services. State public service commissions generally regulate intraLATA toll calls within the same LATA and intraLATA toll calls between different LATAs located in the same state. Federal regulators have jurisdiction over interstate toll calls. Recent state regulatory changes have increased competition to provide intra-LATA toll services in the Company's local exchange markets. Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality. Traditionally, the Company's principal competitors for providing long distance services were AT&T, MCI, Sprint, regional phone companies and dial-around resellers. Increasingly, however, the Company has experienced competition from newer sources, including wireless and high-speed broadband providers, and as a result of technological substitutions, including VoIP and electronic mail.

          Data Operations. In connection with its data business, the Company faces competition from Internet service providers, satellite companies and cable companies which offer both dial-up Internet access services and high-speed broadband services. Many of these providers are subject to less rigorous regulatory scrutiny than the Company's subsidiaries. The FCC is currently conducting several rulemakings considering the regulatory treatment of broadband services, the outcomes of which could significantly impact the competitive position of the Company and its competitors.

          Fiber Transport Operations. When the Company's fiber transport networks are used to provide intrastate telecommunications services, the Company must comply with state requirements for telecommunications utilities, including state tariffing requirements. To the extent the Company's facilities are used to provide interstate communications, the Company is subject to federal regulation as a non-dominant common carrier. Due largely to excess capacity, the fiber transport industry is highly competitive. The Company's primary competitors are from other communications companies, many of whom operate networks and have resources much larger than those of the Company.

          CLEC Operations. Competitive local exchange carriers are subject to certain reporting and other regulatory requirements by the FCC and state public service commissions, although the degree of regulation is much less substantial than that imposed on ILECs operating in the same markets. Local governments also frequently require competitive local exchange carriers to obtain licenses or franchises regulating the use of rights-of-way necessary to install and operate their networks. In each of its CLEC markets, the Company faces competition from the ILEC, which traditionally has long-standing relationships with its customers. Over time, the Company may also face competition from one or more other CLECs, or from other communications providers who can provide comparable services.


                               OTHER DEVELOPMENTS


     The Company recently implemented a new integrated billing and customer care system. The capitalized costs of the system aggregated $207 million (before accumulated amortization) at December 31, 2004 and are being amortized over a 20-year period. Virtually all of the Company's customers were converted to the new system in late 2004. In early 2005, the Company implemented software upgrades and other changes to enhance the productivity and efficiency of the system, the cost of which was not material.

     In November 2004, the Company completed its previously announced $400 million share repurchase program. In February 2005, the Company's board of directors approved an additional stock repurchase program, authorizing the Company to repurchase up to an aggregate of $200 million of either its common stock or convertible equity units through December 2005. In addition, the Company currently expects, subject to market conditions and the availability of other investment opportunities, to pursue transactions that could mitigate the dilutive effect of the Company's $500 million in Equity Units that are currently scheduled to settle in May 2005.


                             SPECIAL CONSIDERATIONS


Risk Factors

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

     We expect competition to intensify as a result of new competitors and the development of new technologies, products and services. We cannot predict which future technologies, products or services will be important to maintain our competitive position or what funding will be required to develop and provide these technologies, products or services. Our ability to compete successfully will depend on how well we market our products and services and on our ability to anticipate and respond to various competitive and technological factors affecting the industry, including changes in regulation (which may affect us differently from our competitors), changes in consumer preferences or demographics, and changes in the product offerings or pricing strategies of our competitors.

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

     As a diversified full service incumbent local exchange carrier, or ILEC, we have traditionally been subject to significant regulation from federal, state and local authorities. This regulation imposes substantial compliance costs on us and restricts our ability to raise rates, to compete and to respond rapidly to changing industry conditions. In recent years, the communications industry has undergone various fundamental regulatory changes that have generally permitted competition in each segment of the telephone industry and reduced the regulation of telephone companies, in particular by requiring or permitting LECs to opt out of traditional "rate of return" regulation in exchange for agreeing to alternative forms of regulation. These alternative forms of regulation, which currently apply to over half our access lines, typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. These and subsequent changes could adversely affect us by reducing the fees that we are permitted to charge, altering our tariff structures, or otherwise changing the nature of our operations and competition in our industry. Recent rule changes that permit customers to retain their wireline or wireless number when switching to another service provider could increase the number of our customers who choose to disconnect their wireline service. Other pending rulemakings could have a substantial impact on our operations, including in particular rulemakings on intercarrier compensation, universal service, and VoIP regulations. Litigation and different objectives among federal and state regulators could create uncertainty and delay our ability to respond to new regulations. Moreover, changes in tax laws, regulations or policies could increase our tax rate, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls. We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.


     We cannot assure you that our core businesses will grow or that our diversification efforts will be successful.

     Due to the above-cited changes, the telephone industry has recently experienced a decline in access lines, intrastate minutes of use and long distance minutes of use. While we have not suffered as much as a number of other ILECs from recent industry challenges, the recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely effect our core business and future prospects. Our access lines declined 2.6% in 2004 and we expect our access lines to decline between 2.5% and 3.5% in 2005. We also earned less intrastate revenues in 2004 due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services). We believe our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

     Until recently, we have traditionally sought growth largely through acquisitions of properties similar to those currently operated by us. However, we cannot assure you that properties will be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or competitive pressures that are new or different from those historically applicable to our incumbent properties. Moreover, we cannot assure you that we will be able to arrange additional financing on terms acceptable to us.

     In recent years, we have attempted to broaden our service and product offerings. During 2003, we expanded our fiber transport business through selective asset purchases. During 2004, we entered into agreements to provide co-branded satellite television services and to resell wireless services as part of our bundled product and service offerings, which we anticipate will dilute our earnings for 2005 by approximately $.04 to $.07 per share. We cannot assure you that our recent diversification efforts will be successful.


     We are reliant on support funds provided under federal and state laws.

     We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us. In August 2004, a federal-state joint board requested comments on the FCC's current rules for high-cost support payments to rural telephone companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as the Company. The FCC is expected to act upon this request for comments before its current rules are scheduled to expire on June 30, 2006.

     Recent changes in the nationwide average cost per loop factors used by the FCC to allocate support funds have reduced our receipts from the main support program administered by the federal Universal Service Fund. These changes reduced our receipts from such program by $11.3 million in 2004 compared to 2003, and we expect these changes will further reduce our receipts from such program by approximately $10 to $15 million in 2005 compared to 2004. In addition, the number of eligible telecommunications carriers receiving support payments from this program continues to increase, which, coupled with other factors, is placing additional financial pressure on the amount of money that is necessary and available to provide support payments to all eligible recipients, including us. As a result of the continued increases in the nationwide average cost per loop factor (caused by limited growth in the size of the USF High Cost Loop support program and increases in requests for support from the Universal Service Fund), we believe the aggregate level of payments we receive from the Universal Service Fund will continue to decline in the near term under the FCC's current rules.


     Our future results will suffer if we do not effectively manage our growth.

     In the past few years, we have rapidly expanded our operations primarily through acquisitions and new product and service offerings, and we may pursue similar growth opportunities in the future. Our future success depends, in part, upon our ability to manage our growth, including our ability to:


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

     At December 31, 2004, approximately 26% of our employees were members of 13 separate bargaining units represented by two different unions. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. In 2005, the contracts governing approximately 71% of the union workforce lapse and are scheduled to be renegotiated. We cannot predict the outcome of these negotiations. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.


     We have a substantial amount of indebtedness.

     We have a substantial amount of indebtedness. This could hinder our ability to adjust to changing market and economic conditions, as well as our ability to access the capital markets to refinance maturing debt in the ordinary course of business. In connection with executing our business strategies, we are continuously evaluating the possibility of acquiring additional communications assets, and we may elect to finance acquisitions by incurring additional indebtedness. Moreover, to respond to the competitive challenges discussed above, we may be required to raise substantial additional capital to finance new product or service offerings. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected. As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our current indebtedness could be adversely affected.


     Our agreements and organizational documents and applicable law could limit another party's ability to acquire us at a premium.

     Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of February 28, 2005, the holders of our ten-vote shares held approximately 39% of our total voting power. In addition, a number of other provisions in our agreements and organizational documents, including our shareholder rights plan, and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors. This could deprive our shareholders of any related takeover premium.


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

o our ability to effectively manage our growth, including without limitation our ability to (i) integrate newly-acquired operations into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls.

o possible changes in the demand for, or pricing of, our products and services, including without limitation (i) reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors, (ii) reduced demand for second lines and
     (iii) reduced demand for our access services.

o our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our co-branded satellite television service and our wireless reseller service, (ii) expand successfully our long distance, Internet access and fiber transport service offerings to new or acquired markets and (iii) offer bundled service packages on terms attractive to our customers.

o our ability to successfully take steps to mitigate the dilutive impact of the $500 million aggregate stated amount of equity units which currently commit us to sell shares of our common stock upon settlement in mid-May 2005.

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

       * changes in labor conditions, including workforce levels and labor negotiations

       * changes in interest rates or other general national, regional or local economic conditions

       * changes in legislation, regulation or public policy, including changes in federal rural financing programs or changes that increase our tax rate

       * increases in capital, operating, medical or administrative costs, or the impact of new business opportunities requiring significant up-front investments

       * the continued availability of financing in amounts, and on terms and conditions, necessary to support our operations

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

       *  changes in our senior debt ratings

       * unfavorable outcomes of regulatory or legal proceedings, including rate proceedings

       * losses or unfavorable returns on our investments in other communications companies

       *  delays in the construction of our networks

       * changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles.

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


                                  OTHER MATTERS


     The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2004 have not been material and the Company currently has no reason to believe that such costs will become material.

     For additional information concerning the business and properties of the Company, see Item 7 elsewhere herein, and the Consolidated Financial Statements and notes 2, 5, 6, and 17 thereto set forth in Item 8 elsewhere herein.


Item 2.   Properties.

     The Company's properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2004 and 2003, the Company's gross property, plant and equipment of approximately $7.4 billion and $7.2 billion, respectively, consisted of the following:

                                                               December 31,
-------------------------------------------------------------------------------
                                                          2004             2003
-------------------------------------------------------------------------------
Cable and wire                                            53.1%            53.1
Central office                                            32.1             31.8
General support                                           10.6             11.3
Fiber transport and CLEC                                   2.0              1.8
Construction in progress                                   0.9              0.8
Other                                                      1.3              1.2
-------------------------------------------------------------------------------
                                                         100.0            100.0
===============================================================================

     "Cable and wire" facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops used in providing local and long distance services. "Central office" consists primarily of switching equipment, circuit equipment and related facilities. "General support" consists primarily of land, buildings, tools, furnishings, fixtures, motor vehicles and work equipment. "Fiber transport and CLEC" consist of network assets and equipment to provide fiber transport and competitive local exchange services. "Construction in progress" includes property of the foregoing categories that has not been placed in service because it is still under construction.

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

      From time to time, the Company is involved in other proceedings incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, the Company does not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on its financial position, results of operations or cash flows.


Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                      Executive Officers of the Registrant

     Information concerning the Company's Executive Officers, set forth at Item 10 in Part III hereof, is incorporated in Part I of this Report by reference.


Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

     CenturyTel's common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

                                           Sales prices
                                       -------------------        Dividend per
                                        High          Low         common share
                                       ------        -----        ------------
2004:
     First quarter                  $   33.40        26.20            .0575
     Second quarter                 $   30.32        26.22            .0575
     Third quarter                  $   34.47        29.79            .0575
     Fourth quarter                 $   35.54        31.00            .0575

2003:
     First quarter                  $   31.79        25.25            .0550
     Second quarter                 $   35.90        27.33            .0550
     Third quarter                  $   35.85        32.45            .0550
     Fourth quarter                 $   36.76        30.09            .0550

     Common stock dividends during 2004 and 2003 were paid each quarter. As of February 28, 2005, there were approximately 4,700 stockholders of record of CenturyTel's common stock. As of March 15, 2005, the closing stock price of CenturyTel common stock was $33.77.

     In early February 2004, the Company's board of directors approved a repurchase program authorizing the Company to repurchase up to an aggregate of $400 million of either its common stock or equity units prior to December 31, 2005. The following table reflects the Company's repurchases of its common stock during the fourth quarter of 2004, all of which were effected in open-market transactions in accordance with the above-described program. These fourth quarter 2004 purchases completed the Company's $400 million stock repurchase program.

                                                                          Total         Approximate
                                                                        Number of      Dollar Value
                                                                         Shares        of Shares (or
                                                                      Purchased as      Units) that
                                                                    Part of Publicly    May Yet Be
                                   Total Number                        Announced        Purchased
                                     of Shares     Average Price        Plans or      Under the Plans
Period                               Purchased    Paid Per Share        Programs        or Programs
-----------------------------------------------------------------------------------------------------
October 1 - October 31, 2004           265,200      $  33.97             265,200      $  72,882,412
November 1 - November 30, 2004       2,237,390      $  32.88           2,237,390      $           -
December 1 - December 31, 2004               -      $      -                   -      $           -
                                     ---------                         ---------
Total                                2,502,590      $  32.99           2,502,590      $           -
                                     =========                         =========


     The Company did not repurchase any of its equity units during the fourth quarter of 2004.

     For information regarding the Company's new share repurchase program and shares of CenturyTel common stock authorized for issuance under CenturyTel's equity compensation plans, see Items 7 and 12, respectively.


Item 6.   Selected Financial Data.

     The following table presents certain selected consolidated financial data (from continuing operations) as of and for each of the years ended in the five-year period ended December 31, 2004:

Selected Income Statement Data

                                                            Year ended December 31,
                                      ------------------------------------------------------------------
                                             2004        2003         2002        2001        2000
                                      ------------------------------------------------------------------
                                    (Dollars, except per share amounts, and shares expressed in thousands)
Operating revenues                   $   2,407,372   2,367,610    1,971,996   1,679,504   1,402,357
                                      ==================================================================

Operating income                     $     753,953     750,396      575,406     425,305     386,137
                                      ==================================================================

Nonrecurring gains and
  losses, net (pre-tax)              $           -           -        3,709      33,043           -
                                      ==================================================================

Income from continuing operations    $     337,244     344,707      193,533     149,081     127,474
                                      ==================================================================

Basic earnings per share from
  continuing operations              $        2.45        2.40         1.36        1.06         .91
                                      ==================================================================

Basic earnings per share from
  continuing operations, as
  adjusted for goodwill
  amortization                       $        2.45        2.40         1.36        1.39        1.17
                                      ==================================================================

Diluted earnings per share from
  continuing operations              $        2.41        2.35         1.35        1.05         .90
                                      ==================================================================

Diluted earnings per share from
  continuing operations, as
  adjusted for goodwill
  amortization                       $        2.41        2.35         1.35        1.37        1.16
                                      ==================================================================

Dividends per common share           $         .23         .22          .21         .20         .19
                                      ==================================================================

Average basic shares outstanding           137,215     143,583      141,613     140,743     140,069
                                      ==================================================================
Average diluted shares
  outstanding                              142,144     148,779      144,408     142,307     141,864
                                      ==================================================================

     Diluted earnings per share and average diluted shares outstanding reflect the application of Emerging Issues Task Force No. 04-8 (which was effective in fourth quarter 2004) related to the effect of contingent convertible debt on the diluted earnings per share calculation. Prior periods have been restated to reflect this change. See Note 13 of Item 8 for additional information.


Selected Balance Sheet Data

                                                               December 31,
                                ------------------------------------------------------------------------
                                      2004          2003           2002            2001           2000
                                ------------------------------------------------------------------------
                                                          (Dollars in thousands)
Net property, plant and
  equipment                    $   3,341,401     3,455,481      3,531,645       2,736,142      2,698,010
Goodwill                       $   3,433,864     3,425,001      3,427,281       2,087,158      2,108,344
Total assets                   $   7,796,953     7,895,852      7,770,408       6,318,684      6,393,290
Long-term debt                 $   2,762,019     3,109,302      3,578,132       2,087,500      3,050,292
Stockholders' equity           $   3,409,765     3,478,516      3,088,004       2,337,380      2,032,079
                                ------------------------------------------------------------------------

     See Items 7 and 8 for a discussion of the Company's discontinued wireless operations.

     The following table presents certain selected consolidated operating data as of the end of each of the years in the five-year period ended December 31, 2004:

                                                    Year ended December 31,
                           ---------------------------------------------------------------------
                              2004          2003           2002            2001           2000
                           ---------------------------------------------------------------------

Telephone access lines     2,313,626     2,376,118      2,414,564       1,797,643      1,800,565
Long distance lines        1,067,817       931,761        798,697         564,851        433,846
                           ---------------------------------------------------------------------

     See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                                    Overview


     CenturyTel, Inc. ("CenturyTel") and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services to customers in 22 states. The Company currently derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services,
(iv) data services, which includes both dial-up and digital subscriber line ("DSL") Internet services, as well as special access and private line services,
(v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services.

     The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of the Company's increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, the Company determined that its results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, the results of operations for 2004 reflect the presentation of a single reportable segment. Results of operations for 2003 and 2002 have been conformed to the Company's 2004 presentation of a single reportable segment. In connection with the change in segment reporting, the Company has, among other things, (i) eliminated certain revenues arising out of previously-reported intersegment transactions (which reduced operating expenses by a like amount and therefore had no impact on operating income), (ii) reclassified certain revenues to conform to the new revenue components and (iii) reclassified depreciation expense related to certain service subsidiaries of the Company from operating expenses of its regulated operations to depreciation expense.

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

     On August 1, 2002, the Company sold substantially all of its wireless operations principally to an affiliate of ALLTEL Corporation ("Alltel") in exchange for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for the year ended December 31, 2002 has been reflected as discontinued operations on the Company's consolidated statements of income and cash flows. For further information, see "Discontinued Operations" below.

     During the three years ended December 31, 2004, the Company has acquired and sold various other operations, the impact of which has not been material to the financial position or results of operations of the Company.

     The net income of the Company for 2004 was $337.2 million, compared to $344.7 million during 2003 and $801.6 million during 2002. Diluted earnings per share for 2004 was $2.41 compared to $2.35 in 2003 and $5.56 in 2002. Income from continuing operations (and diluted earnings per share from continuing operations) was $337.2 million ($2.41), $344.7 million ($2.35) and $193.5 million ($1.35) for 2004, 2003 and 2002, respectively. The diluted earnings per share calculation reflects the application of Emerging Issues Task Force No. 04-8 to all periods presented. See Note 13 for additional information.


Year ended December 31,                                 2004            2003            2002
----------------------------------------------------------------------------------------------
                                                         (Dollars, except per share amounts,
                                                              and shares in thousands)

Operating income                                 $     753,953         750,396         575,406
Interest expense                                      (211,051)       (226,751)       (221,845)
Income from unconsolidated cellular entity               7,067           6,160           5,582
Nonrecurring gains and losses, net                           -               -           3,709
Other income (expense)                                  (2,597)          2,154         (63,814)
Income tax expense                                    (210,128)       (187,252)       (105,505)
----------------------------------------------------------------------------------------------
Income from continuing operations                      337,244         344,707         193,533
Discontinued operations, net of tax                          -               -         608,091
----------------------------------------------------------------------------------------------
Net income                                       $     337,244         344,707         801,624
==============================================================================================

Basic earnings per share
   From continuing operations                    $        2.45            2.40            1.36
   From discontinued operations                  $           -               -            4.29
   Basic earnings per share                      $        2.45            2.40            5.66

Diluted earnings per share
   From continuing operations                    $        2.41            2.35            1.35
   From discontinued operations                  $           -               -            4.21
   Diluted earnings per share                    $        2.41            2.35            5.56

Average basic shares outstanding                       137,215         143,583         141,613
==============================================================================================

Average diluted shares outstanding                     142,144         148,779         144,408
==============================================================================================

     Operating income increased $3.6 million in 2004 as a $39.8 million increase in operating revenues was substantially offset by a $36.2 million increase in operating expenses. Operating income increased $175.0 million in 2003 as a $395.6 million increase in operating revenues was partially offset by a $220.6 million increase in operating expenses.

     In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to successfully take steps to mitigate the dilutive effect of the $500 million of equity units currently scheduled to settle in May 2005; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 included herein. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.


OPERATING REVENUES

Year ended December 31,                     2004         2003         2002
------------------------------------------------------------------------------
                                                (Dollars in thousands)
Local service                        $    716,028      712,565      570,871
Network access                            966,011    1,001,462      884,982
Long distance                             186,997      173,884      146,536
Data                                      275,777      244,998      179,695
Fiber transport and CLEC                   74,409       43,041       21,666
Other                                     188,150      191,660      168,246
------------------------------------------------------------------------------

Operating revenues                   $  2,407,372    2,367,610    1,971,996
==============================================================================

          Local service revenues. Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas. Of the $3.5 million (.5%) increase in local service revenues in 2004, $12.6 million was due to the provision of custom calling features to more customers, which was partially offset by an $8.4 million decrease due to the decline in access lines. Of the $141.7 million (24.8%) increase in local service revenues in 2003, $121.2 million was due to the properties acquired from Verizon in the third quarter of 2002. Of the remaining $20.5 million increase, $8.4 million was due to the provision of custom calling features to more customers and $5.9 million was due to increased rates in certain jurisdictions. Access lines declined 62,500 (2.6%) during 2004 compared to a decline of 38,400 (1.6%) in 2003. The Company believes the decline in the number of access lines during 2004 and 2003 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline between 2.5 and 3.5% for 2005.

          Network access revenues. Network access revenues primarily relate to
(i) services provided by the Company to long distance carriers, wireless carriers and other carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) the receipt of universal support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms. Certain of the Company's interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission ("FCC"); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers ("LECs") administered by the National Exchange Carrier Association. Intrastate network access revenues are based on tariffed access charges filed with state regulatory agencies or are derived under revenue sharing arrangements with other LECs.

     Network access revenues decreased $35.5 million (3.5%) in 2004 and increased $116.5 million (13.2%) in 2003 due to the following factors:

                                                        2004            2003
                                                      increase        increase
                                                     (decrease)      (decrease)
------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Acquisitions of Verizon properties in
  third quarter 2002                             $           -         107,319
Recovery from the federal Universal
  Service High Cost Loop support program               (11,311)            250
One-time refund of access charges to
  interexchange carriers in 2002                             -           7,645
Intrastate revenues due to decreased
  minutes of use and decreased
  access rates in certain states                       (25,916)         (6,798)
Partial recovery of increased operating
  costs through revenue sharing arrangements
  with other telephone companies, interstate
  access revenues, increased recovery from
  state support funds and return on rate base            3,980           3,513
Rate changes in certain jurisdictions                    5,052           2,472
Revision of prior year revenue
  settlement agreements                                 (3,690)          7,368
Other, net                                              (3,566)         (5,289)
------------------------------------------------------------------------------
                                                $      (35,451)        116,480
==============================================================================

     As indicated in the chart above, in 2004 the Company experienced a reduction in its intrastate revenues of approximately $25.9 million primarily due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services) and
(ii) decreased access rates in certain states. The corresponding decrease in 2003 compared to 2002 was $6.8 million. The Company believes intrastate minutes will continue to decline in 2005, although the magnitude of such decrease cannot be precisely estimated.

     The Company anticipates its 2005 revenues from the federal Universal Service High Cost Loop support program will be approximately $10-15 million lower than 2004 levels due to increases in the nationwide average cost per loop factor used to allocate funds among all recipients.

          Long distance revenues. The Company's long distance revenues relate to the provision of retail long distance services to its customers. Long distance revenues increased $13.1 million (7.5%) and $27.3 million (18.7%) in 2004 and 2003, respectively. The $13.1 million increase in 2004 was primarily attributable to a 14.9% increase in the average number of long distance lines served and a 15.3% increase in minutes of use (aggregating $21.7 million), partially offset by a decrease in the average rate charged by the Company ($9.2 million). The $27.3 million increase in 2003 was primarily attributable to the 28.3% increase in the average number of long distance lines served and increased minutes of use ($32.6 million), primarily due to penetration of the markets acquired from Verizon in 2002. Such increase was partially offset by a decrease in the average rate charged by the Company ($5.3 million). The Company anticipates that increased competition and its current level of customer penetration will continue to place downward pressure on rates and slow the growth rate of the number of long distance lines served.

          Data revenues. Data revenues include revenues primarily related to the provision of Internet access services (both dial-up and DSL services) and the provision of data transmission services over special circuits and private lines. Data revenues increased $30.8 million (12.6%) in 2004 and $65.3 million (36.3%) in 2003. The $30.8 million increase in 2004 was primarily due to a $20.3 million increase in Internet revenues due primarily to growth in the number of customers, principally due to expansion of the Company's DSL product offering, and an $11.3 million increase in special access revenues due to an increase in the number of special circuits provided and an increase in the partial recovery of increased operating expenses through revenue sharing arrangements with other telephone companies. The $65.3 million increase in 2003 was primarily due to (i) a $38.4 million increase due to the acquisition of the Verizon properties in 2002 and (ii) a $21.3 million increase in Internet revenues due primarily to growth in the number of customers in the Company's incumbent markets, principally due to expansion of the Company's DSL product offering.

          Fiber transport and CLEC. Fiber transport and CLEC revenues include revenues from the Company's fiber transport, competitive local exchange carrier ("CLEC") and security monitoring businesses. Fiber transport and CLEC revenues increased $31.4 million (72.9%) in 2004 substantially all of which is attributable to the Company's acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003. Fiber transport and CLEC revenues increased $21.4 million (98.7%) in 2003 primarily due to (i) $16.7 million of revenues associated with the acquisition of the Company's LightCore operations and (ii) a $4.3 million increase in revenues in the Company's CLEC business primarily due to an increased number of customers, including those acquired in connection with the purchase of certain CLEC operations on February 28, 2002.

          Other revenues. Other revenues include revenues related to (i)leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories. Other revenues decreased $3.5 million (1.8%) during 2004 primarily due to a $3.4 million decrease in directory revenues due to the expiration of the Company's rights to share in the revenues of yellow page directories published in certain markets acquired from Verizon in 2002. Other revenues increased $23.4 million (13.9%) in 2003, substantially all of which is due to the properties acquired from Verizon in 2002.


OPERATING EXPENSES

Year ended December 31,                                 2004           2003          2002
-------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Cost of services and products (exclusive
  of depreciation and amortization)              $     755,413        739,210       635,164
Selling, general and administrative                    397,102        374,352       301,681
Corporate overhead costs allocated to
  discontinued operations                                    -              -         9,548
Depreciation and amortization                          500,904        503,652       450,197
-------------------------------------------------------------------------------------------

Operating expenses                               $   1,653,419      1,617,214     1,396,590
===========================================================================================

          Cost of services and products. Cost of services and products increased $16.2 million (2.2%) in 2004 primarily due to (i) a $14.6 million increase in expenses associated with operating the Company's fiber transport assets acquired in June and December 2003; (ii) an $8.5 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; (iii) a $7.8 million increase in customer service and retention related expenses; and (iv) a $6.0 million increase in plant operations expenses. Such increases were partially offset by a $13.8 million decrease in access expenses (which included a one-time credit of $3.1 million recorded in 2004) and a $9.2 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use and a decrease in circuit costs.

     Cost of services and products increased $104.0 million (16.4%) in 2003 primarily due to (i) a $77.0 million increase due to the properties acquired from Verizon in the third quarter of 2002, (ii) an $11.1 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers, (iii) a $7.4 million increase in expenses associated with the Company's long distance operations (primarily attributable to higher minutes of use partially offset by a decrease in the rate per minute of use),
(iv) a $6.3 million increase in expenses associated with operating the Company's LightCore assets acquired in 2003, and (v) a $4.8 million increase in access expenses.

          Selling, general and administrative. Selling, general and administrative expenses increased $22.8 million (6.1%) in 2004 due to (i) a $9.0 million increase in marketing expenses; (ii) a $6.4 million increase in expenses attributable to the Company's Sarbanes-Oxley internal controls compliance effort; (iii) a nonrecurring $5.0 million reduction in bad debt expense recorded in the first quarter of 2003 due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom); and (iv) a $4.3 million increase in expenses associated with operating the Company's LightCore assets acquired in 2003. Such increases were partially offset by a $6.6 million decrease in bad debt expense (exclusive of the MCI recovery mentioned above).

     Selling, general and administrative expenses increased $72.7 million (24.1%) in 2003 due to (i) a $50.3 million increase related to the Verizon acquisitions in 2002, (ii) a $14.0 million increase in operating taxes, which included a $7.5 million charge arising out of various operating tax audits in 2003, (iii) a $6.7 million increase in information technology expenses largely attributable to the Company's development of the new billing system described below under "Development of Billing System", (iv) a $4.9 million increase associated with expanding the Company's Internet operations due to an increase in customers and (v) a $4.4 million increase in expenses associated with the Company's long distance operations (of which $2.4 million was due to an increase in billing and collection costs). Such increases were partially offset by an $11.4 million decrease in the provision for uncollectible receivables (as 2002 was adversely impacted by the establishment of a $15.0 million reserve for uncollectible receivables primarily related to the bankruptcy of MCI (formerly WorldCom, Inc.), whereas 2003 was positively impacted by a $5.0 million reduction in the provision for uncollectible receivables due to the partial recovery of amounts previously written off related to the bankruptcy of MCI).

          Depreciation and amortization. Depreciation and amortization decreased $2.7 million (.5%) in 2004 and increased $53.5 million (11.9%) in 2003. The year 2004 included a reduction in depreciation expense of $13.2 million to adjust the balances of certain over-depreciated property, plant and equipment accounts. In order to reduce the risk of similar event, in early 2005 the Company implemented automated controls to replace previous manual controls to ensure that depreciation ceases once an asset group is fully depreciated (after consideration of salvage and removal costs). Depreciation expense for 2004 was also reduced by $8.4 million due to certain assets becoming fully depreciated. Such decreases were partially offset by a $16.7 million increase due to higher levels of plant in service, a $3.1 million adjustment in 2004 related to depreciation of fixed assets related to the Company's new billing system, and a $3.0 million increase in depreciation due to the assets acquired in connection with the Company's LightCore operations. Of the $53.5 million increase in 2003, $50.9 million was due to the properties acquired from Verizon in 2002. The remaining increase is primarily due to increased depreciation expense in the Company's CLEC and fiber transport businesses (including LightCore) and higher levels of plant in service.

          Other. For additional information regarding certain matters that have impacted or may impact the Company's operations, see "Regulation and Competition".


INTEREST EXPENSE

     Interest expense decreased $15.7 million (6.9%) in 2004 compared to 2003 partially due to $7.5 million of nonrecurring interest expense in 2003 associated with various operating tax audits. The remainder of the decrease was primarily due to a decrease in average debt outstanding.

     Interest expense increased $4.9 million in 2003 primarily due to $7.5 million of interest associated with various operating tax audits. Such increase was partially offset by reduced interest expense due to a decrease in average debt outstanding.


INCOME FROM UNCONSOLIDATED CELLULAR ENTITY

     Income from unconsolidated cellular entity was $7.1 million in 2004, $6.2 million in 2003 and $5.6 million in 2002. Such income represents the Company's share of income from its 49% interest in a cellular partnership.


NONRECURRING GAINS AND LOSSES, NET

     In 2002, the Company recorded a pre-tax gain of $3.7 million from the sale of a Personal Communications Services license.


OTHER INCOME (EXPENSE)

     Other income (expense) was ($2.6 million) in 2004, $2.2 million in 2003 and ($63.8 million) in 2002. Included in 2004 was a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of the Company's Series B senior notes in May 2004 and a $2.5 million charge related to the impairment of a nonoperating investment, which amounts were partially offset by a $2.3 million increase in interest income due to higher cash balances. Included in 2002 was a $59.9 million pre-tax charge related to the Company's payment of premium in connection with redeeming its Series I remarketable notes, net of unamortized premium.


INCOME TAX EXPENSE

     The Company's effective income tax rate (from continuing operations) was 38.4%, 35.2% and 35.3% in 2004, 2003 and 2002, respectively. Income tax expense for 2003 was reduced by $21.6 million primarily as a result of reducing the valuation allowance related to net state operating loss carryforwards as it was more likely than not that future taxable income will be sufficient to enable the Company to utilize this portion of the operating loss carryforwards. For additional information, see Note 12 to the Company's consolidated financial statements appearing elsewhere in this report.


DISCONTINUED OPERATIONS

     On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations for 2002 have been reflected as discontinued operations in the Company's consolidated financial statements. The following table summarizes certain information concerning the Company's wireless operations for the year ended December 31, 2002.

Year ended December 31,                                             2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues                                        $       246,705
Operating expenses, exclusive of corporate overhead
  costs of $9.5 million                                          (175,447)
Income from unconsolidated cellular entities                       25,768
Minority interest expense                                          (8,569)
Gain on sale of discontinued operations                           803,905
Other income                                                          188
Income tax expense                                               (284,459)
--------------------------------------------------------------------------------
Income from discontinued operations, net of tax           $       608,091
================================================================================

     Included above in operating expenses for 2002 is a $30.5 million charge associated with a write-off of all amounts expended to develop the wireless portion of the Company's new billing system discussed below under "Development of Billing System". Depreciation and amortization of long-lived assets and amortizable intangibles related to the Company's wireless operations ceased effective March 19, 2002, the date of the Company's definitive sales agreement with Alltel. Such cessation of depreciation and amortization had the effect of reducing depreciation and amortization expense of the Company's wireless operations approximately $20 million in 2002.

     The Company recorded an $803.9 million pre-tax gain on the sale of substantially all of its wireless business in the third quarter of 2002.

     For further information, see Note 3 to the Company's consolidated financial statements appearing elsewhere in this report.


ACCOUNTING PRONOUNCEMENTS

     In the fourth quarter of 2004, the Company adopted Emerging Issues Task Force No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"). EITF 04-8 requires securities issuable under contingently convertible instruments be included in the diluted earnings per share calculation. The Company's $165 million Series K senior notes are convertible into common stock under various contingent circumstances, including the common stock attaining a specified trading price in excess of the notes' fixed conversion price. Beginning in the fourth quarter of 2004, the Company's diluted earnings per share and diluted shares outstanding reflect the application of EITF 04-8. Prior periods have been restated to reflect this change in accounting.

     The Company has elected to account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in exchange for the issuance of stock options. SFAS 123(R) requires the Company to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. SFAS 123(R) is effective for all awards granted after its effective date of July 1, 2005. In accordance with SFAS 123(R), compensation cost is also recognized over the applicable remaining vesting period for any awards that are not fully vested as of the effective date. The Company expects the adoption of SFAS 123(R) to decrease diluted earnings per share by approximately $.03 in 2005.

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

     Although the Company generally has had no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. Therefore, the Company did not adopt the provisions of SFAS 143 for its telephone operations subject to SFAS 71. For the Company's telephone operations acquired from Verizon in 2002 (which are not subject to SFAS 71) and its other non-regulated operations, the Company has not accrued a liability for anticipated removal costs in the past. For these reasons, the adoption of SFAS 143 did not have a material effect on the Company's financial statements.

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


CRITICAL ACCOUNTING POLICIES

     The Company's financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management continually evaluates its estimates and judgments including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits and (iv) long-lived assets. Actual results may differ from these estimates. The Company believes that certain critical accounting policies involve a higher degree of judgment or complexity, including those described below.

          Revenue recognition. Certain of the Company's interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. In the second quarter of 2004, the Company revised certain estimates for recognizing interstate revenues. Previously, the Company initially recognized interstate revenues at a rate of return lower than the authorized rate of return prescribed by the FCC to allow for potential decreases in demand or other factor changes which could decrease the achieved rate of return over the respective monitoring periods. As the monitoring periods progressed, the Company recorded additional revenues ratably up to the achieved rate of return. In the second quarter of 2004, the Company began generally recognizing such interstate network access revenues at the authorized rate of return, unless the actual achieved rate of return was lower than authorized.

     The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of December 31, 2004, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately
$63 million. The settlement period related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

          Allowance for doubtful accounts. In evaluating the collectibility of its accounts receivable, the Company assesses a number of factors, including a specific customer's or carrier's ability to meet its financial obligations to the Company, the length of time the receivable has been past due and historical collection experience. Based on these assessments, the Company records both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount the Company ultimately expects to collect from customers and carriers. If circumstances change or economic conditions worsen such that the Company's past collection experience is no longer relevant, the Company's estimate of the recoverability of its accounts receivable could be further reduced from the levels reflected in the Company's accompanying consolidated balance sheet.

          Pension and postretirement benefits. The amounts recognized in the Company's financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining the Company's pension and postretirement expense is the expected long-term rate of return on plan assets. For 2003, the Company lowered its expected long-term rate of return on plan assets to 8.25%, reflecting the expected moderation of long-term rates of return in the financial markets, and used the same rate in 2004.

     Another assumption used in the determination of the Company's pension and postretirement benefit plan obligations is the appropriate discount rate, which is generally based on the yield on high-quality corporate bonds. The Company lowered its assumed discount rate to 5.75% at December 31, 2004 from 6.0% at December 31, 2003. Changes in the discount rate are not generally expected to have a material impact on the Company's results of operations.

          Intangible and long-lived assets. The Company is subject to testing for impairment of long-lived assets under two accounting standards, Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144").

     SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. The Company completed the required annual test of goodwill impairment (as of September 30, 2004) under SFAS 142 and determined its goodwill is not impaired as of such date.

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


INFLATION

     The effects of increased costs historically have been mitigated by the Company's ability to recover certain costs over time applicable to its regulated telephone operations through the rate-making process. However, LECs operating over 60% of the Company's total access lines are now governed by alternative regulation plans, some of which restrict or delay the Company's ability to recover increased costs. Additional future regulatory changes may further alter the Company's ability to recover increased costs in its regulated operations. For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes are limited to the rate of inflation, minus a productivity offset. For additional information regarding the current regulatory environment, see "Regulation and Competition." As operating expenses in the Company's nonregulated lines of business increase as a result of inflation, the Company, to the extent permitted by competition, attempts to recover the costs by increasing prices for its services and equipment.


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

     At December 31, 2004, the fair value of the Company's long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of the Company's long-term debt of 6.5% and an overall weighted maturity of 10 years compared to terms and rates available on such date in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 65 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $119.9 million decrease in the fair value of the Company's long-term debt. As of December 31, 2004, after giving effect to interest rate swaps currently in place, approximately 83% of the Company's long-term debt obligations were fixed rate.

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

     At December 31, 2004, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At December 31, 2004, the Company realized a rate under these hedges of 6.4%. Interest expense was reduced by $10.3 million during 2004 as a result of these hedges. The aggregate fair market value of these hedges was $5.7 million at December 31, 2004 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the December 31, 2004 balance sheet. With respect to these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $15.5 million decrease in the fair value of these hedges.

     As of December 31, 2004, the Company also had outstanding cash flow hedges that effectively locked in the interest rate on a majority of certain anticipated debt transactions that ultimately were completed in February 2005. The Company locked in the interest rate of (i) $100 million of 2.25 year debt (remarketed in February 2005) at 3.9% and (ii) $225 million of 10-year debt (issued in February 2005) at 5.5%. Such cash flow hedges had a fair value of $571,000 as of December 31, 2004 and are reflected as a component of Accumulated Other Comprehensive Loss on the consolidated balance sheet. In January 2005, the Company also entered into a separate cash flow hedge which effectively locked in the interest rate for an additional $75 million of 10-year debt (issued in February 2005) at 5.4%. In February 2005, upon settlement of such hedges, the Company (i) received $366,000 related to the 2.25 year debt remarketing which will be amortized as a reduction of interest expense over the remaining term of the debt and (ii) paid $7.7 million related to the 10-year debt issuance which will be amortized as an increase in interest expense over the 10-year term of the debt.

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


DEVELOPMENT OF BILLING SYSTEM

     The Company recently implemented a new integrated billing and customer care system. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The capitalized costs of the system aggregated $207 million (before accumulated amortization) at December 31, 2004 and are being amortized over a 20-year period. Virtually all of the Company's customers were converted to the new system in late 2004. In early 2005, the Company implemented software upgrades and other changes to enhance the productivity and efficiency of the system, the cost of which was not material. During the development phase of the new billing system, the Company capitalized payroll related costs of employees dedicated to the project. The Company began expensing these costs in late 2004, but does not expect the impact thereof to have a material adverse effect on its results of operations.



                         LIQUIDITY AND CAPITAL RESOURCES


     Excluding cash used for acquisitions, the Company relies on cash provided by operations to provide for its cash needs. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

          Operating activities. Net cash provided by operating activities from continuing operations was $955.8 million, $1.068 billion and $793.4 million in 2004, 2003 and 2002, respectively. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to the continuing and discontinued operations of the Company, see Results of Operations.

          Investing activities. Net cash used in investing activities from continuing operations was $413.3 million, $464.6 million and $2.623 billion in 2004, 2003 and 2002, respectively. Cash used for acquisitions was $86.2 million in 2003 (primarily due to the acquisitions of fiber transport assets and the acquisition of an additional 24.3% interest in a telephone company in which the Company owns a majority interest) and $2.245 billion in 2002 (substantially all of which relates to the 2002 Verizon acquisitions). Proceeds from the sales of assets were $4.1 million in 2002 (excluding the Company's 2002 wireless divestiture). Capital expenditures from continuing operations during 2004, 2003 and 2002 were $385.3 million, $377.9 million and $386.3 million, respectively. In the third quarter of 2004, the Company entered into a three-year agreement with EchoStar Communications Corporation ("EchoStar") to provide co-branded satellite television services to the Company's customers. As part of the transaction, the Company paid $25.0 million to EchoStar (see Note 4 for additional information).

          Financing activities. Net cash provided by (used in) financing activities from continuing operations was ($578.5) million in 2004, ($403.8) million in 2003 and $506.3 million in 2002. Payments of debt were $179.4 million in 2004 and $432.3 million in 2003. Proceeds from the issuance of debt, net of debt payments, were $531.4 million during 2002. The Company repurchased 13.4 million shares of common stock for $401.0 million in 2004 to complete its stock repurchase program approved in February 2004.

     On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consisted initially of a beneficial interest in a CenturyTel senior unsecured note with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. As discussed below, the senior notes were remarketed in February 2005. Each stock purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 in exchange for $25, subject to certain adjustments and exceptions. The total distributions on the equity units were initially set at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%).

     In the third quarter of 2002, the Company issued $500 million of senior notes due 2012 (which bear interest at 7.875%) and $165 million of convertible senior debentures (which bear interest at 4.75% and which may be converted under certain specified circumstances into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require the Company to purchase all or a portion of the debentures on August 1, 2006, August 1, 2010 and August 1, 2017 at par plus any accrued and unpaid interest to the purchase date. For additional information, see Note 6 to the Company's consolidated financial statements appearing elsewhere in this report.

     On August 1, 2002, the Company sold substantially all of its wireless operations to Alltel and certain other purchasers for an aggregate of approximately $1.59 billion cash.

     The Company used proceeds from the sale of the above-described equity units, senior notes and convertible senior debentures, along with the proceeds received from the sale of the Company's wireless operations and utilization of its $800 million credit facilities, to finance the third quarter 2002 acquisitions of telephone properties in Alabama and Missouri from Verizon which aggregated $2.201 billion, the redemption of $400 million principal amount in remarketable debt securities (plus an associated $71.1 million premium payment) in October 2002 and the Company's fourth quarter 2002 estimated tax payment, which aggregated $290 million and included the obligation to pay taxes associated with the sale of substantially all of its wireless operations.

          Other. Budgeted capital expenditures for 2005 total $400 million. The Company anticipates that capital expenditures in its telephone operations will continue to include the upgrading of its plant and equipment, including its digital switches, to provide enhanced services, particularly in its newly acquired markets, and the installation of fiber optic cable.

     On February 2, 2005, the Company signed a definitive purchase agreement to acquire metro fiber assets in 16 markets from KMC Telecom Holdings, Inc. ("KMC") for $65 million cash, subject to purchase price adjustments.

     The following table contains certain information concerning the Company's material contractual obligations as of December 31, 2004, except for the KMC purchase price obligation which is as of February 2, 2005.

                                              Payments due by period
-----------------------------------------------------------------------------------------
Contractual                           Less than                                    After
obligations                Total        1 year     1-3 years     4-5 years        5 years
-----------------------------------------------------------------------------------------
                                              (Dollars in thousands)
Long-term debt,
  including current
  maturities and
  capital lease
  obligations (1)      $ 3,011,636      249,617      806,511(2)    306,557      1,648,951

Interest on long-
  term debt
  obligations         $  1,935,814      185,807      347,029       304,936      1,098,042

KMC purchase price
  obligation          $     65,000       65,000            -             -              -
-----------------------------------------------------------------------------------------

(1) For additional information on the terms of the Company's outstanding debt instruments, see footnote 6 to the consolidated financial statements included in Item 8 of this annual report.

(2) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006 and $500 million aggregate principal amount of the Company's senior notes, Series J, due 2007. In February 2005, the Company purchased and retired approximately $400 million aggregate principal amount of its Series J notes in connection with a remarketing of the Series J notes.


     In February 2005, the Company remarketed approximately $460 million aggregate principal amount of its $500 million of outstanding Series J senior notes due 2007 at a rate of 4.628%. In connection with the remarketing, the Company purchased and retired approximately $400 million aggregate principal amount of the notes, resulting in approximately $100 million aggregate principal amount of such notes remaining outstanding. Proceeds to purchase such notes came from the February 2005 issuance of $350 million 5% senior notes, Series M, due 2015 and cash on hand. The Company expects to incur a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring approximately $400 million of the Series J notes. For additional information, see Note 6 to the Company's consolidated financial statements appearing elsewhere in this report.

     In early 2005, the Company filed preliminary consent solicitation materials with the Securities and Exchange Commission describing plans to solicit consents to amend the purchase contracts forming a part of the Company's equity units to grant the Company the flexibility to settle such purchase contracts in cash rather than in common stock (as described above). The Company is obligated to pay a consent fee to each consenting holder, the amount of which (should all holders consent) would aggregate $1.75 million. If under the consent solicitation the Company settled all of the purchase contracts in cash and the current stock price of the Company's common stock at the settlement date exceeds $36, the Company would be obligated to pay to the holders of the purchase contracts $13.9 million for every $1 that the stock price is in excess of $36. The Company cannot provide assurance that its consent solicitation will be initiated or be successful.

     In early February 2005, the Company's board of directors approved a stock repurchase program that will allow the Company to repurchase up to an aggregate of $200 million of either its common stock or convertible equity units prior to December 31, 2005. The Company commenced purchases under this plan in early March 2005.

     The Company continually evaluates the possibility of acquiring additional communications operations and expects to continue its long-term strategy of pursuing the acquisition of attractive communications properties in exchange for cash, securities or both. At any given time, the Company may be engaged in discussions or negotiations regarding additional acquisitions. The Company generally does not announce its acquisitions or dispositions until it has entered into a preliminary or definitive agreement. The Company may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on the Company's financial condition or operations. Approximately 4.1 million shares of CenturyTel common stock and 200,000 shares of CenturyTel preferred stock remain available for future issuance in connection with acquisitions under CenturyTel's acquisition shelf registration statement.

     As of December 31, 2004, the Company had available $533.0 million of undrawn committed bank lines of credit and the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank. The Company has a commercial paper program that authorizes the Company to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under its credit facility. As of December 31, 2004, the Company had no commercial paper outstanding under such program. The Company also has access to debt and equity capital markets, including its shelf registration statements. At December 31, 2004, the Company held over $167 million of cash and cash equivalents.

     In March 2005, the Company secured a new five-year, $750 million revolving credit facility to replace its existing $533 million credit facility which expires in July 2005. Up to $150 million of the facility can be used for letters of credit, which reduces the amount available for other extensions of credit. The credit facility contains financial covenants that require the Company to meet a consolidated leverage ratio (as defined in the facility) not exceeding 4 to 1 and a minimum interest coverage ratio (as defined in the facility) of at least 1.5 to 1. The interest rate on revolving loans under the facility is based on the Company's choice of several prevailing commercial lending rates plus an additional margin that varies depending on the Company's credit ratings and aggregate borrowings under the facility. The Company must pay a quarterly commitment fee on the unutilized portion of the facility, the amount of which varies based on the Company's credit ratings.

     Moody's Investors Service ("Moody's") rates CenturyTel's long-term debt Baa2 (with a stable outlook) and Standard & Poor's ("S&P") rates CenturyTel's long-term debt BBB+ (with a stable outlook). Such ratings were affirmed in early 2005 in connection with the Series J remarketing and the Series M note issuance mentioned above. The Company's commercial paper program is rated P2 by Moody's and A2 by S&P. Any downgrade in the Company's credit ratings will increase its borrowing costs and commitment fees under its $750 million revolving credit facility. Downgrades could also restrict the Company's access to the capital markets, accelerate the conversion rights of holders of the Company's outstanding convertible securities, increase the Company's borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the amount of the Company's debt covenants and decreasing the Company's financial or operating flexibility.

     The following table reflects the Company's debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

                                                 2004       2003       2002
---------------------------------------------------------------------------
Debt to total capitalization                     46.9%      47.8       54.2
Ratio of earnings from continuing
  operations to fixed charges
  and preferred stock dividends                  3.57       3.33       2.33
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

     During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs. On March 2, 2004, a federal appellate court vacated significant portions of these rules, including the standards used to determine which unbundled network elements must be made available to competitors. In response to this court decision, on February 4, 2005, the FCC released rules (effective March 11, 2005) that require incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network element, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

     Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have also taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the reduction of regulatory oversight of LECs. These cumulative changes, coupled with various technological developments, have led to the continued growth of various companies providing services that compete with LECs' services. Wireless services entities also increasingly constitute a significant source of competition with LECs.

     As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies. The FCC adopted an interim mechanism for a five-year period, effective July 1, 2001, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of the Company's local exchange carriers. Based on recent FCC filings, the Company anticipates its 2005 revenues from the USF High Cost Loop support program will be approximately $10-15 million lower than 2004 levels due to increases in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. Wireless and other competitive service providers continue to seek eligible telecommunications carrier ("ETC") status in order to be eligible to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stresses on the USF's funding mechanism. These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments the Company receives from the High Cost Loop support program. As a result of the continued increases in the nationwide average cost per loop factor (caused by limited growth in the size of the High Cost Loop support program and changes in requests for support from the USF), the Company believes the aggregate level of payments it receives from the USF will continue to decline in the near term under the FCC's current rules.

     On August 16, 2004, the Federal State Joint Board on Universal Service released a notice requesting comments on the FCC's current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as the Company. The FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, including opening a docket that will change the method of funding contributions. The FCC is expected to act before its current rules are scheduled to expire on June 30, 2006. Congress is also exploring various universal service issues ranging from targeted universal service legislation to re-writing the 1996 Act. The Company has been and will continue to be active in monitoring these developments.

     Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several large cable television and telephone companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers use existing broadband networks to deliver flat-rate, all distance calling plans that may be priced below those currently charged for traditional local and long distance telephone services for several reasons, including lower network cost structures and the current ability of VoIP providers to use ILECs' networks without paying access charges. However, the service must be purchased in addition to the cost of the broadband connection. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of VoIP service and related issues. Although the FCC's rulemaking regarding VoIP-enabled services remains pending, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including an April 2004 order in which the FCC ruled that the IP-telephony service of AT&T, which converts voice calls to IP format for routing over the public switched telephone network, is a regulated telecommunications service subject to interstate access charges. In addition, in November 2004, the FCC ruled that Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state jurisdiction. Several state commissions have filed appeals of this decision to various federal appellate courts. Also pending at the FCC is a petition filed by Level 3 Communications, Inc. asking the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for the Company's customers.

     In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and on February 10, 2005 solicited comments on all proposals previously submitted to it. The Company is involved in this proceeding and will continue to monitor the implications of these plans to its operations.

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

     Certain long distance carriers continue to request that the Company reduce intrastate access tariffed rates for certain of its LECs. In addition, the Company has recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless and electronic mail services. In 2004 the Company incurred a reduction in its intrastate revenues of approximately $25.9 million compared to 2003 primarily due to these factors. The corresponding decrease in 2003 compared to 2002 was $6.8 million. The Company believes such trend of decreased intrastate minutes will continue in 2005, although the magnitude of such decrease cannot be precisely estimated.

     In January 2003, the Louisiana Public Service Commission staff began reviewing the feasibility of converting the $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund. Currently, the LOS Fund is funded primarily by BellSouth, which proposes to expand the base of contributors into the LOS Fund. The Company currently receives approximately $21 million from the LOS Fund each year. Although the Commission staff has recommended to transfer the fund's $42 million to a state universal service fund, there can be no assurance that the Commission will adopt this recommendation or that funding will remain at current levels.

     Competition to provide traditional LEC services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which the Company's telephone operations are located. While the Company expects its operating revenues in 2005 to continue to experience downward pressure due to continued access line losses and reduced network access revenues, the Company expects its consolidated revenues to increase in 2005 primarily due to increased demand for its long distance, fiber transport, DSL and other nonregulated product offerings (including its new video and wireless initiatives).

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

     Statement of Financial Accounting Standards No. 101, "Regulated
Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71" ("SFAS 101"), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires the Company to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. Therefore, the Company did not adopt the provisions of SFAS 143 for its telephone operations subject to SFAS 71. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

     The Company's consolidated balance sheet as of December 31, 2004 included regulatory assets of approximately $3.0 million (primarily deferred costs related to financing costs and regulatory proceedings) and regulatory liabilities of approximately $200.3 million related to estimated removal costs embedded in accumulated depreciation (as described above). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $75.2 million.

     When and if the Company's regulated operations no longer qualify for the application of SFAS 71, the Company does not expect to record any impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives will have a material impact on the Company's results of operations. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

     The Company has certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2004 have not been material, and the Company currently has no reason to believe that such costs will become material.


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

Item 8.   Financial Statements and Supplementary Data

                              Report of Management
                              --------------------

The Shareholders
CenturyTel, Inc.:


     Management has prepared and is responsible for the integrity and objectivity of the Company's consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts determined using our best judgments and estimates.

     The Company's consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).

     Management is responsible for establishing and maintaining adequate internal controls over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework of COSO, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004. Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, as stated in their report which is included herein.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     The Audit Committee of the Board of Directors is composed of independent directors who are not officers or employees of the Company. The Committee meets periodically with the external auditors, internal auditors and management. The Committee considers the independence of the external auditors and the audit scope and discusses internal control, financial and reporting matters. Both the external and internal auditors have free access to the Committee.


/s/  R. Stewart Ewing, Jr.
--------------------------
R. Stewart Ewing, Jr.
Executive Vice President and Chief Financial Officer
March 16, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

The Board of Directors and Stockholders
CenturyTel, Inc.:


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

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Shreveport, Louisiana
March 14, 2005

            Report of Independent Registered Public Accounting Firm
            -------------------------------------------------------

The Board of Directors and Stockholders
CenturyTel, Inc.:

     We have audited management's assessment, included in the accompanying Report of Management, that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CenturyTel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries and related financial statement schedule as listed in Items 15(a)(i) and 15(a)(ii), respectively, and our report dated March 14, 2005 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule. Such report refers to a change in the method of accounting for goodwill and other intangible assets in 2002.


/s/ KPMG LLP

Shreveport, Louisiana
March 14, 2005

                                CENTURYTEL, INC.
                        Consolidated Statements of Income

                                                                   Year ended December 31,
-----------------------------------------------------------------------------------------------
                                                              2004          2003          2002
-----------------------------------------------------------------------------------------------
                                                             (Dollars, except per share amounts,
                                                                  and shares in thousands)
OPERATING REVENUES                                   $    2,407,372     2,367,610     1,971,996
-----------------------------------------------------------------------------------------------

OPERATING EXPENSES
     Cost of services and products (exclusive of
       depreciation and amortization)                       755,413       739,210       635,164
     Selling, general and administrative                    397,102       374,352       301,681
     Corporate overhead costs allocable to
       discontinued operations                                    -             -         9,548
     Depreciation and amortization                          500,904       503,652       450,197
-----------------------------------------------------------------------------------------------
          Total operating expenses                        1,653,419     1,617,214     1,396,590
-----------------------------------------------------------------------------------------------

OPERATING INCOME                                            753,953       750,396       575,406
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     Interest expense                                      (211,051)     (226,751)     (221,845)
     Income from unconsolidated cellular entity               7,067         6,160         5,582
     Nonrecurring gains and losses, net                           -             -         3,709
     Other income (expense)                                  (2,597)        2,154       (63,814)
-----------------------------------------------------------------------------------------------
          Total other income (expense)                     (206,581)     (218,437)     (276,368)
-----------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAX EXPENSE                                 547,372       531,959       299,038
Income tax expense                                          210,128       187,252       105,505
-----------------------------------------------------------------------------------------------

INCOME FROM CONTINUING OPERATIONS                           337,244       344,707       193,533

DISCONTINUED OPERATIONS
     Income from discontinued operations,
       net of $284,459 tax                                        -             -       608,091
-----------------------------------------------------------------------------------------------
NET INCOME                                           $      337,244       344,707       801,624
===============================================================================================

Basic earnings per share
     From continuing operations                      $         2.45          2.40          1.36
     From discontinued operations                    $            -             -          4.29
     Basic earnings per share                        $         2.45          2.40          5.66

Diluted earnings per share
     From continuing operations                      $         2.41          2.35          1.35
     From discontinued operations                    $            -             -          4.21
     Diluted earnings per share                      $         2.41          2.35          5.56

DIVIDENDS PER COMMON SHARE                           $          .23           .22           .21
===============================================================================================
AVERAGE BASIC SHARES OUTSTANDING                            137,215       143,583       141,613
===============================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                          142,144       148,779       144,408
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Comprehensive Income

                                                                 Year ended December 31,
----------------------------------------------------------------------------------------------
                                                           2004           2003           2002
----------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)

NET INCOME                                           $   337,244        344,707        801,624

OTHER COMPREHENSIVE INCOME, NET OF TAXES
     Minimum pension liability adjustment:
          Minimum pension liability adjustment,
            net of ($5,916) $19,312 and
            ($19,312) tax                                 (9,491)        35,864        (35,864)

     Unrealized holding gains:
          Unrealized holding gains related to
            marketable securities arising
            during the period, net of $940 tax             1,508              -              -

     Derivative instruments:
          Net losses on derivatives hedging
            variability of cash flows, net
            of  ($219), ($36) and ($496) tax                (351)           (67)          (921)
          Less:  reclassification adjustment for
            losses included in net income,
            net of $487 and $44 tax                            -            906             82
----------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                 $   328,910        381,410        764,921
==============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                           Consolidated Balance Sheets

                                                                               December 31,
-----------------------------------------------------------------------------------------------
                                                                          2004            2003
-----------------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                 $        167,215         203,181
     Accounts receivable
          Customers, less allowance of
            $12,766 and $13,862                                         161,827         163,526
          Interexchange carriers and other, less
            allowance of $8,421 and $9,817                               70,753          72,661
     Materials and supplies, at average cost                              5,361           9,229
     Other                                                               14,691          14,342
-----------------------------------------------------------------------------------------------
          Total current assets                                          419,847         462,939
-----------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                     3,341,401       3,455,481
-----------------------------------------------------------------------------------------------

GOODWILL AND OTHER ASSETS
     Goodwill                                                         3,433,864       3,425,001
     Other                                                              601,841         552,431
-----------------------------------------------------------------------------------------------
          Total investments and other assets                          4,035,705       3,977,432
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                   $      7,796,953       7,895,852
===============================================================================================

                             LIABILITIES AND EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                      $        249,617          72,453
     Accounts payable                                                   141,618         124,320
     Accrued expenses and other current liabilities
          Salaries and benefits                                          60,858          55,497
          Income taxes                                                   54,648          43,082
          Other taxes                                                    47,763          35,532
          Interest                                                       67,379          64,247
          Other                                                          18,875          31,640
     Advance billings and customer deposits                              50,860          44,612
-----------------------------------------------------------------------------------------------
          Total current liabilities                                     691,618         471,383
-----------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                        2,762,019       3,109,302
-----------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                  933,551         836,651
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
     Common stock, $1.00 par value, authorized
       350,000,000 shares, issued and outstanding
       132,373,912 and 144,364,168 shares                               132,374         144,364
     Paid-in capital                                                    222,205         576,515
     Accumulated other comprehensive loss, net of tax                    (8,334)              -
     Retained earnings                                                3,055,545       2,750,162
     Unearned ESOP shares                                                     -            (500)
     Preferred stock - non-redeemable                                     7,975           7,975
-----------------------------------------------------------------------------------------------
          Total stockholders' equity                                  3,409,765       3,478,516
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND EQUITY                                   $      7,796,953       7,895,852
===============================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                      Consolidated Statements of Cash Flows

                                                                          Year ended December 31,
----------------------------------------------------------------------------------------------------
                                                                       2004        2003        2002
----------------------------------------------------------------------------------------------------
                                                                          (Dollars in thousands)
OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
     Net income                                                 $    337,244     344,707     801,624
     Adjustments to reconcile net income to net
       cash provided by operating activities from
       continuing operations
          Income from discontinued operations, net of tax                  -           -    (608,091)
          Depreciation and amortization                              500,904     503,652     450,197
          Deferred income taxes                                       74,374     128,706      71,112
          Income from unconsolidated cellular entity                  (7,067)     (6,160)     (5,582)
          Nonrecurring gains and losses, net                               -           -      (3,709)
          Changes in current assets and current liabilities
              Accounts receivable                                      2,937      37,980     (13,481)
              Accounts payable                                        15,514      47,972       3,769
              Accrued taxes                                           27,040      57,709      43,046
              Other current assets and other current
               liabilities, net                                       12,831      17,323      36,316
          Retirement benefits                                         26,954     (14,739)     (9,416)
          Increase in noncurrent assets                              (31,714)    (23,528)    (30,543)
          Increase (decrease) in other noncurrent liabilities         (6,220)     (6,151)     35,489
          Other, net                                                   3,034     (19,507)     22,703
----------------------------------------------------------------------------------------------------
              Net cash provided by operating activities
               from continuing operations                            955,831   1,067,964     793,434
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
     Acquisitions, net of cash acquired                               (2,000)    (86,243) (2,245,026)
     Payments for property, plant and equipment                     (385,316)   (377,939)   (386,267)
     Investment in debt security                                     (25,000)          -           -
     Proceeds from sale of assets                                          -           -       4,144
     Distributions from unconsolidated cellular entity                 8,219       1,104       5,438
     Other, net                                                       (9,214)     (1,560)     (1,378)
----------------------------------------------------------------------------------------------------
              Net cash used in investing activities
               from continuing operations                           (413,311)   (464,638) (2,623,089)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
     Proceeds from issuance of debt                                        -           -   2,123,618
     Payments of debt                                               (179,393)   (432,258) (1,592,246)
     Repurchase of common stock                                     (401,013)          -           -
     Proceeds from settlement of interest rate hedge contract              -      22,315           -
     Proceeds from issuance of common stock                           29,485      33,980      29,125
     Payment of debt issuance costs                                        -           -     (12,999)
     Payment of equity unit issuance costs                                 -           -     (15,867)
     Cash dividends                                                  (31,861)    (32,017)    (30,156)
     Other, net                                                        4,296       4,174       4,866
----------------------------------------------------------------------------------------------------
              Net cash provided by (used in) financing
               activities from continuing operations                (578,486)   (403,806)    506,341
----------------------------------------------------------------------------------------------------

Net cash provided by discontinued operations                               -           -   1,323,479
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (35,966)    199,520         165
Cash and cash equivalents at beginning of year                       203,181       3,661       3,496
----------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    167,215     203,181       3,661
====================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.
                 Consolidated Statements of Stockholders' Equity

                                                                          Year ended December 31,
----------------------------------------------------------------------------------------------------
                                                                       2004        2003        2002
----------------------------------------------------------------------------------------------------
                                                                    (Dollars, except per share amounts,
                                                                          and shares in thousands)
COMMON STOCK
     Balance at beginning of year                              $     144,364     142,956     141,233
     Repurchase of common stock                                      (13,396)          -           -
     Issuance of common stock through dividend
       reinvestment, incentive and benefit plans                       1,406       1,408       1,723
----------------------------------------------------------------------------------------------------
              Balance at end of year                                 132,374     144,364     142,956
----------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
     Balance at beginning of year                                    576,515     537,804     524,668
     Repurchase of common stock                                     (387,617)          -           -
     Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                       28,079      32,572      27,402
     Equity unit issuance costs and initial contract
      adjustment liability                                                 -           -     (24,377)
     Amortization of unearned compensation and other                   5,228       6,139      10,111
----------------------------------------------------------------------------------------------------
              Balance at end of year                                 222,205     576,515     537,804
----------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS,
   NET OF TAX
     Balance at beginning of year                                          -     (36,703)          -
     Change in other comprehensive income (loss)
      (net of reclassification adjustment), net of tax                (8,334)     36,703     (36,703)
----------------------------------------------------------------------------------------------------
              Balance at end of year                                  (8,334)          -     (36,703)
----------------------------------------------------------------------------------------------------

RETAINED EARNINGS
     Balance at beginning of year                                  2,750,162   2,437,472   1,666,004
     Net income                                                      337,244     344,707     801,624
     Cash dividends declared
          Common stock - $.23, $.22 and $.21 per share               (31,462)    (31,618)    (29,757)
          Preferred stock                                               (399)       (399)       (399)
----------------------------------------------------------------------------------------------------
              Balance at end of year                               3,055,545   2,750,162   2,437,472
----------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
     Balance at beginning of year                                       (500)     (1,500)     (2,500)
     Release of ESOP shares                                              500       1,000       1,000
----------------------------------------------------------------------------------------------------
              Balance at end of year                                       -        (500)     (1,500)
----------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
     Balance at beginning and end of year                              7,975       7,975       7,975
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                     $   3,409,765   3,478,516   3,088,004
====================================================================================================

COMMON SHARES OUTSTANDING
     Balance at beginning of year                                    144,364     142,956     141,233
     Repurchase of common stock                                      (13,396)          -           -
     Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                        1,406       1,408       1,723
----------------------------------------------------------------------------------------------------
              Balance at end of year                                 132,374     144,364     142,956
====================================================================================================

See accompanying notes to consolidated financial statements.

                                CENTURYTEL, INC.

                   Notes to Consolidated Financial Statements

                                December 31, 2004


(1)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries.

Regulatory accounting - The Company's regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. The Company is monitoring the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in the Company's telephone operations no longer being subject to SFAS 71 in the near future. The Company's consolidated balance sheet as of December 31, 2004 included regulatory assets of approximately $3.0 million (primarily deferred costs related to financing costs and regulatory proceedings) and regulatory liabilities of approximately $200.3 million related to estimated removal costs embedded in accumulated depreciation (as required to be recorded by regulators). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $75.2 million.

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

Property, plant and equipment - Telephone plant is stated at original cost. Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone plant is provided on the straight line method using class or overall group rates acceptable to regulatory authorities; such average rates range from 2.8% to 23%.

     Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from two to 35 years.

Intangible assets - Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Impairment of goodwill is tested at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using criterion such as multiples of earnings.

Long-lived assets - Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill) and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. As a result of the Company's agreement in March 2002 to sell its wireless operations (which was consummated on August 1, 2002) (see Note 3), such operations have been reflected as discontinued operations for the year ended December 31, 2002.

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

Derivative financial instruments - The Company accounts for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. On the date a derivative contract is entered into, the Company designates the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If the Company determines that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company would discontinue hedge accounting prospectively. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and implements strategies to manage the exposure.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period. In the fourth quarter of 2004, the Company adopted the requirements of Emerging Issues Task Force No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share," in calculating its diluted earnings per share. See Note 13 for additional information.

Stock-based compensation - The Company currently accounts for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Options have been granted at a price either equal to or exceeding the then-current market price. Accordingly, the Company has not to date recognized compensation cost in connection with issuing stock options.

     During 2004 the Company granted 952,975 options (the "2004 Options") at market price. The weighted average fair value of each of the 2004 Options was estimated as of the date of grant to be $10.25 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.6%; and expected option life - seven years.

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

     If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for 2004, 2003 and 2002 would have been as follows:

Year ended December 31,                              2004        2003        2002
----------------------------------------------------------------------------------
                                                        (Dollars in thousands,
                                                       except per share amounts)
Net income, as reported                        $   337,244     344,707     801,624
Less: Total stock-based compensation
     expense determined under fair value
     based method, net of tax                  $    (9,767)    (13,183)    (15,001)
                                               -----------------------------------
Pro forma net income                           $   327,477     331,524     786,623
                                               ===================================

Basic earnings per share
     As reported                               $      2.45        2.40        5.66
     Pro forma                                 $      2.38        2.31        5.55
Diluted earnings per share
     As reported                               $      2.41        2.35        5.56
     Pro forma                                 $      2.34        2.26        5.46
----------------------------------------------------------------------------------

     Beginning in the third quarter of 2005, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 123 (Revised
2004), "Share-Based Payments" ("SFAS 123(R)"). SFAS 123(R) requires the Company to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. In accordance with SFAS 123(R), compensation cost is also recognized over the applicable remaining vesting period for any awards that are not fully vested as of the effective date.

Cash equivalents - The Company considers short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Discontinued operations - On August 1, 2002, the Company sold substantially all of its wireless operations to an affiliate of ALLTEL Corporation ("Alltel") and certain other purchasers for an aggregate of approximately $1.59 billion in cash. As a result, the Company's wireless operations have been reflected as discontinued operations for 2002. See Note 3 for additional information.

Reclassifications - Certain amounts previously reported for prior years have been reclassified to conform with the 2004 presentation, including the presentation of the Company's segment reporting. See Note 17 for additional information.

(2)       ACQUISITIONS

     On July 1, 2002, the Company purchased approximately 300,000 telephone access lines in the state of Alabama from Verizon Communications, Inc. ("Verizon") for approximately $1.022 billion cash. On August 31, 2002, the Company purchased approximately 350,000 telephone access lines in the state of Missouri from Verizon for approximately $1.179 billion cash. The assets purchased in these transactions included (i) franchises authorizing the provision of local telephone service, (ii) related property and equipment comprising Verizon's local exchange operations in predominantly rural markets throughout Alabama and Missouri and (iii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges. For financing arrangements related to these acquisitions, see Note 6.

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

     The following pro forma information represents the consolidated results of continuing operations of the Company for the year ended December 31, 2002 as if the Verizon acquisitions in 2002 had been consummated as of January 1, 2002.

                                                                 2002
                                                            -------------
                                                        (Dollars in thousands,
                                                       except per share amounts)


     Operating revenues from continuing operations         $  2,285,866
     Income from continuing operations                     $    218,252
     Basic earnings per share from
      continuing operations                                $       1.54
     Diluted earnings per share from
      continuing operations                                $       1.52

     The pro forma information is based on various assumptions and estimates. The pro forma information (i) reflects the effect of reduced interest expense after August 1, 2002 as a result of reducing outstanding indebtedness from utilization of proceeds received from the August 1, 2002 sale of substantially all of the Company's wireless operations described in Note 3 and (ii) makes no pro forma adjustments to reflect any assumed consummation of such sale (or any use of such sale proceeds) prior to August 1, 2002. The pro forma information is not necessarily indicative of the operating results that would have occurred if the Verizon acquisitions had been consummated as of January 1, 2002, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any actual or potential revenue enhancements or cost synergies or other operating efficiencies resulting from the acquisitions.

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

     As a result of the sale, the Company's wireless operations have been reflected as discontinued operations in the Company's consolidated statements of income and cash flows for the year ended December 31, 2002.

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

Year ended December 31,                                            2002
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Operating revenues                                              $ 246,705
--------------------------------------------------------------------------------
Operating income (1)                                            $  71,258
Income from unconsolidated cellular entities                       25,768
Minority interest expense                                          (8,569)
Gain on sale of discontinued operations                           803,905
Other income                                                          188
--------------------------------------------------------------------------------
Pre-tax income from discontinued operations                     $ 892,550
Income tax expense                                               (284,459)
--------------------------------------------------------------------------------
Income from discontinued operations                             $ 608,091
================================================================================

(1) Excludes corporate overhead costs of $9.5 million allocated to the wireless operations. Included as a reduction in operating income is a $30.5 million charge associated with the write-off of all amounts expended to develop the wireless portion of the Company's new billing system.

     The following table represents certain summary cash flow statement information related to the Company's wireless operations reflected as discontinued operations:

Year ended December 31,                                             2002
--------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Net cash used in operating activities                         $   (248,716)(1)
Net cash provided by investing activities                        1,572,195 (2)
Net cash provided by financing activities                                -
--------------------------------------------------------------------------------
     Net cash provided by discontinued operations             $  1,323,479
================================================================================

(1) Includes approximately $305 million estimated tax payment related to sale of wireless operations.
(2) Includes cash proceeds of $1.59 billion from the sale of substantially all of the Company's wireless operations.


(4)       GOODWILL AND OTHER ASSETS

     Goodwill and other assets at December 31, 2004 and 2003 were composed of the following:

December 31,                                                                      2004             2003
---------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
Goodwill                                                                  $   3,433,864         3,425,001
Billing system development costs, less accumulated amortization
   of $4,652 and $508                                                           202,349           162,980
Cash surrender value of life insurance contracts                                 93,792            93,960
Prepaid pension asset                                                            46,800            59,055
Franchise costs                                                                  35,300            35,300
Marketable securities                                                            30,092            27,653
Deferred interest rate hedge contracts                                           28,435            31,239
Investment in debt security                                                      21,013                 -
Customer base, less accumulated amortization of $3,756 and $2,242                18,944            20,458
Other                                                                           125,116           121,786
----------------------------------------------------------------------------------------------------------
                                                                          $   4,035,705         3,977,432
=========================================================================================================

     As of September 30, 2004, the Company completed the required annual impairment test under SFAS 142 and determined its goodwill was not impaired.

     The Company recently implemented a new integrated billing and customer care system. The costs to develop such system have been accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Aggregate capitalized costs (before accumulated amortization) totaled $207.0 million and $163.5 million at December 31, 2004 and 2003, respectively. Such system is being amortized over a twenty-year period.

     In the third quarter of 2004, the Company entered into a three-year agreement with EchoStar Communications Corporation ("EchoStar") to provide co-branded satellite television services to the Company's customers. As part of the transaction, the Company invested $25 million in an EchoStar convertible subordinated debt security, which had a fair value at date of issuance of approximately $20.8 million and matures in 2011. The remaining $4.2 million paid was established as an intangible asset attributable to the Company's contractual rights to provide video service and is being amortized over a three-year period.

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

     The Company assigned $22.7 million of the purchase price to a customer base intangible asset in connection with the acquisitions of Verizon properties in 2002. Such asset is being amortized over 15 years. In addition, as mentioned above, an intangible asset was established related to the contractual rights to provide video service. Total amortization expense for these identifiable intangible assets for 2004, 2003 and 2002 was $2.0 million, $1.5 million and $729,000, respectively, and is expected to be $2.9 million for each of the subsequent two years, $2.4 million in 2007 and $1.5 million annually thereafter through 2009.


(5)       PROPERTY, PLANT AND EQUIPMENT

     Net property, plant and equipment at December 31, 2004 and 2003 was composed of the following:

December 31,                                               2004        2003
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Cable and wire                                     $   3,948,784   3,817,646
Central office                                         2,385,406   2,285,528
General support                                          785,025     811,301
Fiber transport and CLEC                                 150,098     127,080
Information origination/termination                       56,428      49,643
Construction in progress                                  66,485      58,018
Other                                                     38,791      34,939
--------------------------------------------------------------------------------
                                                       7,431,017   7,184,155
Accumulated depreciation                              (4,089,616) (3,728,674)
--------------------------------------------------------------------------------
Net property, plant and equipment                   $  3,341,401   3,455,481
================================================================================

     Depreciation expense was $498.9 million, $502.1 million and $449.5 million in 2004, 2003 and 2002, respectively. The year 2004 included a reduction in depreciation expense of $13.2 million to adjust the balances of certain over-depreciated property, plant and equipment accounts.


(6)       LONG-TERM DEBT

     The Company's long-term debt as of December 31, 2004 and 2003 was as follows:

December 31,                                                          2004           2003
-------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
CenturyTel
     Senior notes and debentures:
          7.75% Series A                                       $           -         50,000
          8.25% Series B                                                   -        100,000
          6.55% Series C, due 2005                                    50,000         50,000
          7.20% Series D, due 2025                                   100,000        100,000
          6.15% Series E, due 2005                                   100,000        100,000
          6.30% Series F, due 2008                                   240,000        240,000
          6.875% Series G, due 2028                                  425,000        425,000
          8.375% Series H, due 2010                                  500,000        500,000
          6.02% Series J, due 2007*                                  500,000        500,000
          4.75% Series K, due 2032                                   165,000        165,000
          7.875% Series L, due 2012                                  500,000        500,000
     Employee Stock Ownership Plan commitment                              -            500
     Unamortized net discount                                         (3,919)        (4,501)
     Net fair value of derivative instruments
       related to Series H and L senior notes                         10,865          7,747
     Other                                                                79            114
-------------------------------------------------------------------------------------------
              Total CenturyTel                                     2,587,025      2,733,860
-------------------------------------------------------------------------------------------

Subsidiaries
     First mortgage debt
          5.92%** notes, payable to agencies of the
            U. S. government and cooperative lending
            associations, due in installments
            through 2028                                             210,403        234,743
          7.98% notes, due through 2016                                4,964          5,211
     Other debt
          6.98%** unsecured medium-term notes, due through 2008      197,999        199,613
          8.76%** notes, due in installments through 2028              6,187          3,739
          5.35%** capital lease obligations, due through 2008          5,058          4,589
-------------------------------------------------------------------------------------------
              Total subsidiaries                                     424,611        447,895
-------------------------------------------------------------------------------------------
Total long-term debt                                               3,011,636      3,181,755
Less current maturities                                              249,617         72,453
-------------------------------------------------------------------------------------------
Long-term debt, excluding current maturities                   $   2,762,019      3,109,302
===========================================================================================

* In February 2005, the Company purchased and retired approximately $400 million of the Series J notes; the interest rate on the remaining $100 million was reset to 4.628%.
**   Weighted average interest rate at December 31, 2004

     The approximate annual debt maturities for the five years subsequent to December 31, 2004 are as follows (after giving consideration to the Company purchasing and retiring approximately $400 million of its Series J notes in February 2005): 2005 - $249.6 million; 2006 - $281.3 million (including $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006); 2007 - $125.2 million; 2008 - $285.9 million; and 2009 - $20.6 million.

     Certain of the loan agreements of CenturyTel and its subsidiaries contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2004, restricted net assets of subsidiaries were $227.6 million and subsidiaries' retained earnings in excess of amounts restricted by debt covenants totaled $1.4 billion. At December 31, 2004, all of the consolidated retained earnings reflected on the balance sheet was available under CenturyTel's loan agreements for the declaration of dividends.

     The senior notes and debentures of CenturyTel referred to above were issued under an indenture dated March 31, 1994. This debenture does not contain any financial covenants, but does include restrictions that limit the Company's ability to (i) incur, issue or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. The indenture does not contain any provisions that are tied to the credit ratings of the Company, or that restrict the issuance of new securities in the event of a material adverse change in the Company.

     Approximately 21% of the Company's property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

     In May 2004, the Company prepaid all $100 million aggregate principal amount of its 8.25%, Series B notes, due 2024. The Company incurred a $4.6 million pre-tax expense (a $3.6 million prepayment premium and a $1.0 million write-off of unamortized deferred debt costs) in the second quarter of 2004 associated with this prepayment.

     On May 6, 2002, the Company issued and sold in an underwritten public offering $500 million of equity units. Net proceeds to the Company from this issuance were approximately $483.4 million. Each of the 20 million equity units issued was priced at $25 and consisted initially of a beneficial interest in a CenturyTel senior unsecured note (Series J) with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. As discussed below, the senior notes were remarketed in February 2005. Each purchase contract will generally require the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock in May 2005 based on the then current stock price of CenturyTel common stock in exchange for $25, subject to certain adjustments and exceptions. Accordingly, upon full settlement of the purchase contracts in May 2005, the Company will receive proceeds of $500 million and will deliver between 13.9 million and 17.5 million common shares in the aggregate. The senior notes were initially pledged by the holders to secure their obligations under the purchase contracts. The total distributions on the equity units were initially set at an initial annual rate of 6.875%, consisting of interest (6.02%) and contract adjustment payments (0.855%), each payable quarterly.

     The senior note portion of the equity units is reflected on the December 31, 2004 balance sheet as long-term debt in the amount of $500 million. Interest expense on the senior notes has accrued at a rate of 6.02%, the initial interest rate through February 14, 2005. The present value of the aggregate contract adjustment payments has been recorded as an $11.6 million reduction to paid-in capital and as an equivalent liability. The Company is amortizing the difference between the aggregate amount of all payments and the present value thereof as interest expense over the three-year term of the purchase contracts. Upon making each such payment, the Company will allocate most of the payment to the reduction of its $11.6 million liability, and record the remainder as interest expense. The issuance costs of the equity units have been allocated to the units' debt and equity components. The debt issuance costs ($3.3 million) were computed based on typical costs of a debt transaction and will be amortized to interest expense over the term of the senior notes. The remainder of the issuance costs ($12.6 million) were treated as a cost of raising equity and recorded as a charge to paid-in capital.

     In mid-February 2005, substantially all of the senior notes were remarketed, at which time the interest rate on the senior notes was reset in order to generate sufficient proceeds to secure the holder's obligation under the related purchase contracts. In connection with the remarketing, the Company purchased and retired approximately $400 million of the Series J notes. As of February 15, 2005, only approximately $100 million aggregate principal amount of the Series J notes remained outstanding. The Company financed this purchase with the net proceeds from its offering of $350 million of senior notes, Series M, due 2015, and cash on hand.

     As of December 31, 2004, the Company had available a $533 million three-year revolving credit facility, which was scheduled to expire in July 2005. The Company had no outstanding borrowings under its facility at December 31, 2004. In March 2005, the Company secured a five-year $750 million revolving credit facility to replace the above-mentioned facility. At December 31, 2004, the Company's telephone subsidiaries had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and Rural Telephone Bank.

     In the third quarter of 2002, the Company issued $165 million of convertible senior debentures, Series K, due 2032 (which bear interest at 4.75% and which may be converted under certain specified circumstances into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require the Company to purchase all or a portion of the debentures on August 1, 2006, August 1, 2010 and August 1, 2017. In each case, the purchase price payable will be equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to the purchase date. The Company will pay cash for all debentures so purchased on August 1, 2006. For any such purchases on or after August 1, 2010, the Company may choose to pay the purchase price in cash or shares of its common stock, or any combination thereof (except that the Company will pay any accrued and unpaid interest in cash).

     On October 15, 2002, the Company redeemed $400 million principal amount of its Series I Remarketable Senior Notes at par value, plus accrued interest. In connection with such redemption, the Company also paid a premium of approximately $71.1 million in accordance with the redemption provisions of the associated remarketing agreement. Such premium payment (net of $11.1 million of unamortized net premium primarily associated with the option payment received by the Company in 2000 in connection with the original issuance of the remarketable notes) is reflected as an Other Expense in the Company's results of operations for the year ended December 31, 2002.


(7)       DERIVATIVE INSTRUMENTS

     In May and July 2003, the Company entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. As of December 31, 2004, the Company realized a weighted average interest rate of 6.4% related to these hedges. Interest expense was reduced by $10.3 million during 2004 as a result of these hedges. The aggregate fair value of such hedges at December 31, 2004 was $5.7 million and is reflected on the accompanying balance sheet as both a liability (included in "Deferred credits and other liabilities") and as a decrease to the Company's underlying long-term debt.

     As of December 31, 2004, the Company also had outstanding cash flow hedges that effectively locked in the interest rate on the majority of certain anticipated debt transactions that ultimately were completed in February 2005. The Company locked in the interest rate on (i) $100 million of 2.25 year debt (remarketed in February 2005) at 3.9% and (ii) $225 million of 10-year debt (issued in February 2005) at 5.5%. Such cash flow hedges had a fair value of $571,000 as of December 31, 2004 and is reflected as a component of Accumulated Other Comprehensive Loss on the consolidated balance sheet. In January 2005, the Company also entered into a separate cash flow hedge which effectively locked in the interest rate for an additional $75 million of 10-year debt (issued in February 2005) at 5.4%. In February 2005, upon settlement of such hedges, the Company (i) received $366,000 related to the 2.25 year debt remarketing which will be amortized as a reduction of interest expense over the remaining term of the debt and (ii) paid $7.7 million related to the 10-year debt issuance which will be amortized as an increase in interest expense over the 10-year term of the debt.

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


(8)       DEFERRED CREDITS AND OTHER LIABILITIES

     Deferred credits and other liabilities at December 31, 2004 and 2003 were composed of the following:

December 31,                                                          2004           2003
-------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Deferred federal and state income taxes                         $    601,757       528,551
Accrued postretirement benefit costs                                 232,546       222,613
Additional minimum pension liability                                  18,450             -
Minority interest                                                      7,508         7,218
Fair value of interest rate swap                                       6,283        11,693
Other                                                                 67,007        66,576
-------------------------------------------------------------------------------------------
                                                                $    933,551       836,651
===========================================================================================


(9)       STOCKHOLDERS' EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,                                                           2004
--------------------------------------------------------------------------------
                                                                  (In thousands)
Incentive compensation programs                                        9,717
Acquisitions                                                           4,064
Employee stock purchase plan                                           4,721
Dividend reinvestment plan                                               422
Conversion of convertible preferred stock                                435
Other employee benefit plans                                           3,393
--------------------------------------------------------------------------------
                                                                      22,752
================================================================================

     During 2004, the Company repurchased approximately 13.4 million shares of common stock to complete its $400 million stock repurchase program approved by the Company's board of directors in early 2004. In February 2005, the Company's board of directors approved a stock repurchase program that will allow the Company to repurchase up to an aggregate of $200 million of either its common stock or convertible equity units prior to December 31, 2005.

     Under CenturyTel's Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2004, the holders of 8.1 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2004, CenturyTel had 2.0 million shares of authorized convertible preferred stock, $25 par value per share. At December 31, 2004 and 2003, there were 319,000 shares of outstanding preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel's liquidation and vote as a single class with the holders of common stock.

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

     In May 2004, the Financial Accounting Standards Board issued Financial Statement Position FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act"). The Company believes that certain drug benefits offered under its postretirement health care plans will qualify for subsidy under Medicare Part D. In the third quarter of 2004, the Company estimated that the effect of the Act on the Company would not be material. The Company first reflected the effects of the Act as of the December 31, 2004 measurement date. As of this date, the Company estimated that the reduction in its accumulated benefit obligation attributable to prior service cost was approximately $7 million and has reflected such amount as an actuarial gain.

     In 2003, the Company announced changes, effective January 1, 2004, that would decrease its subsidization of benefits provided under its postretirement benefit plan.

     The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,                                                       2004          2003         2002
---------------------------------------------------------------------------------------------------
                                                                        (Dollars in thousands)
Change in benefit obligation
     Benefit obligation at beginning of year               $     311,421       253,762      215,872
     Service cost                                                  6,404         6,176        6,669
     Interest cost                                                17,585        18,216       15,962
     Participant contributions                                     1,362         1,199          617
     Acquisitions                                                      -             -       56,539
     Plan amendments                                               2,529       (34,597)           -
     Actuarial (gain) loss                                       (18,185)       79,163      (29,534)
     Benefits paid                                               (15,396)      (12,498)     (12,363)
---------------------------------------------------------------------------------------------------
Benefit obligation at end of year                          $     305,720       311,421      253,762
===================================================================================================

Change in plan assets
     Fair value of plan assets at beginning of year        $      29,877        28,697       36,555
     Return on assets                                              2,377         4,479       (2,896)
     Employer contributions                                       11,350         8,000        6,784
     Participant contributions                                     1,362         1,199          617
     Benefits paid                                               (15,396)      (12,498)     (12,363)
---------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                   $      29,570        29,877       28,697
===================================================================================================

     Net periodic postretirement benefit cost for 2004, 2003 and 2002 included the following components:

Year ended December 31,                                           2004           2003         2002
---------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Service cost                                               $      6,404          6,176        6,669
Interest cost                                                    17,585         18,216       15,962
Expected return on plan assets                                   (2,465)        (2,367)      (3,656)
Amortization of unrecognized actuarial loss                       3,611          1,731        1,470
Amortization of unrecognized prior service cost                  (3,648)        (2,447)        (129)
---------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                   $     21,487         21,309       20,316
===================================================================================================

     The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2004, 2003 and 2002.

December 31,                                                      2004           2003         2002
---------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)
Benefit obligation                                         $   (305,720)      (311,421)    (253,762)
Fair value of plan assets                                        29,570         29,877       28,697
Unamortized prior service cost                                  (26,891)       (33,068)        (918)
Unrecognized net actuarial loss                                  68,185         89,893       14,573
---------------------------------------------------------------------------------------------------
Accrued benefit cost                                       $   (234,856)      (224,719)    (211,410)
===================================================================================================

     Assumptions used in accounting for postretirement benefits as of December 31, 2004 and 2003 were:

                                                                 2004           2003
--------------------------------------------------------------------------------------
Determination of benefit obligation
    Discount rate                                                 5.75%            6.0
    Healthcare cost increase trend rates
     (Medical/Prescription Drug)
         Following year                                     10.0%/15.0%      11.0/16.0
         Rate to which the cost trend rate is
           assumed to decline (the
           ultimate cost trend rate)                          5.0%/5.0%        5.0/5.0
         Year that the rate reaches the ultimate
           cost trend rate                                    2010/2015      2010/2015

Determination of benefit cost
    Discount rate                                                  6.0%           6.75
    Expected return on plan assets                                8.25%           8.25
--------------------------------------------------------------------------------------

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

     The Company's postretirement benefit plan weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                                       2004       2003
-----------------------------------------------------------------------
Equity securities                                      63.0%       80.5
Debt securities                                        34.1        16.4
Other                                                   2.9         3.1
-----------------------------------------------------------------------
Total                                                 100.0%      100.0
=======================================================================

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

     Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans. A one-percentage-point change in assumed health care cost rates would have the following effects:

                                                     1-Percentage     1-Percentage
                                                    Point Increase   Point Decrease
-----------------------------------------------------------------------------------
                                                        (Dollars in thousands)
Effect on total of service and
  interest cost components                          $       1,562          (1,489)
Effect on postretirement benefit obligation         $      20,004         (18,775)
-----------------------------------------------------------------------------------

     The Company expects to contribute approximately $15 million to its postretirement benefit plan in 2005.

     The Company's estimated future projected benefit payments under its postretirement benefit plan are as follows:

                        Before Medicare       Medicare            Net of
     Year                   Subsidy            Subsidy        Medicare Subsidy
--------------------------------------------------------------------------------
                                       (Dollars in thousands)
     2005                $    15,200                -              15,200
     2006                $    16,900             (800)             16,100
     2007                $    17,900             (800)             17,100
     2008                $    18,700             (900)             17,800
     2009                $    19,600           (1,000)             18,600
     2010-2014           $    99,400           (5,500)             93,900


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

December 31,                                                    2004          2003         2002
------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
Change in benefit obligation
      Benefit obligation at beginning of year           $     390,833       346,256      271,490
      Service cost                                             14,175        12,840       10,353
      Interest cost                                            23,156        23,617       20,053
      Plan amendments                                             428             -            -
      Acquisitions                                                  -             -       51,428
      Settlements                                                   -        (9,962)           -
      Actuarial loss                                           16,304        46,221        9,231
      Benefits paid                                           (26,266)      (28,139)     (16,299)
------------------------------------------------------------------------------------------------
Benefit obligation at end of year                       $     418,630       390,833      346,256
================================================================================================

Change in plan assets
      Fair value of plan assets at beginning of year    $     348,308       266,420      270,902
      Return on plan assets                                    35,892        52,783      (42,998)
      Employer contributions                                    6,047        50,437        3,387
      Acquisitions                                                  -         6,807       51,428
      Benefits paid                                           (26,266)      (28,139)     (16,299)
------------------------------------------------------------------------------------------------
Fair value of plan assets at end of year                $     363,981       348,308      266,420
================================================================================================

     At December 31, 2004 and 2003, the Company's underfunded pension plans (meaning those with benefit obligations in excess of plan assets) had aggregate benefit obligations of $172.0 million and $138.4 million, respectively, and aggregate plan assets of $109.0 million and $84.4 million, respectively.

     Net periodic pension expense for 2004, 2003 and 2002 included the following components:

Year ended December 31,                             2004          2003         2002
------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Service cost                                  $    14,175        12,840       10,353
Interest cost                                      23,156        23,617       20,053
Expected return on plan assets                    (28,195)      (22,065)     (28,575)
Settlements                                         1,093         2,233            -
Recognized net losses                               5,525         7,214        1,248
Net amortization and deferral                         279           397          395
------------------------------------------------------------------------------------
Net periodic pension expense                  $    16,033        24,236        3,474
====================================================================================

     The following table sets forth the combined plans' funded status and amounts recognized in the Company's consolidated balance sheet at December 31, 2004, 2003 and 2002.

December 31,                                         2004         2003         2002
-------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Benefit obligation                           $    (418,630)     (390,833)    (346,256)
Fair value of plan assets                          363,981       348,308      266,420
Unrecognized transition asset                         (648)         (900)      (1,152)
Unamortized prior service cost                       3,618         3,721        4,370
Unrecognized net actuarial loss                     98,479        98,759      102,664
-------------------------------------------------------------------------------------
Prepaid pension cost                         $      46,800        59,055       26,046
=====================================================================================

     The Company's accumulated benefit obligation as of December 31, 2004 and 2003 was $353.1 million and $329.0 million, respectively.

     Amounts recognized on the balance sheet consist of:

December 31,                                            2004         2003         2002
----------------------------------------------------------------------------------------
                                                            (Dollars in thousands)
Prepaid pension cost (reflected in Other Assets)   $   46,800        59,055       26,046
Additional minimum pension liability (reflected
  in Deferred Credits and Other Liabilities)          (18,450)            -      (56,388)
Intangible asset (reflected in Other Assets)            3,043             -        1,212
Accumulated Other Comprehensive Loss                   15,407             -       55,176
----------------------------------------------------------------------------------------
                                                   $   46,800        59,055       26,046
========================================================================================

     Assumptions used in accounting for the pension plans as of December 2004 and 2003 were:

                                                                  2004         2003
-----------------------------------------------------------------------------------
Determination of benefit obligation
     Discount rate                                               5.75%          6.0
     Weighted average rate of compensation increase               4.0%          4.0

Determination of benefit cost
     Discount rate                                                6.0%         6.75
     Weighted average rate of compensation increase               4.0%         4.50
     Expected long-term rate of return on assets                 8.25%         8.25
-----------------------------------------------------------------------------------

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

     The Company's pension plans weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

                                                             2004          2003
--------------------------------------------------------------------------------
Equity securities                                            71.7%          54.0
Debt securities                                              25.5           11.0
Cash and cash equivalents                                       -           32.3
Other                                                         2.8            2.7
--------------------------------------------------------------------------------
Total                                                       100.0%         100.0
================================================================================

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

     The amount of the 2005 contribution will be determined based on a number of factors, including the results of the 2005 actuarial valuation report. At this time, the amount of the 2005 contribution is not known.

     The Company's estimated future projected benefit payments under its defined benefit pension plans are as follows: 2005 - $20.7 million; 2006 - $22.1 million; 2007 - $23.4 million; 2008 - $26.2 million; 2009 - $28.4 million; and 2010-2014 - $176.8 million.

     CenturyTel sponsors an Employee Stock Ownership Plan ("ESOP") which covers most employees with one year of service with the Company and is funded by Company contributions determined annually by the Board of Directors. The Company's expense related to the ESOP during 2004, 2003 and 2002 was $8.1 million, $8.9 million, and $9.3 million, respectively. At December 31, 2004, the ESOP owned an aggregate of 6.8 million shares of CenturyTel common stock.

     CenturyTel and certain subsidiaries also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the "401(k) Plans") which are available to substantially all employees of the Company. The Company's matching contributions to the 401(k) Plans were $9.1 million in 2004, $8.2 million in 2003 and $6.7 million in 2002.


(12)      INCOME TAXES

     Income tax expense from continuing operations included in the Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002 was as follows:

Year ended December 31,                           2004          2003       2002
----------------------------------------------------------------------------------
                                                      (Dollars in thousands)
Federal
     Current                                $   121,374        58,659       22,987
     Deferred                                    59,973       118,600       80,056
State
     Current                                     14,380          (113)      11,406
     Deferred                                    14,401        10,106       (8,944)
----------------------------------------------------------------------------------
                                            $   210,128       187,252      105,505
==================================================================================

     Income tax expense for 2003 was reduced by $21.6 million primarily as a result of reducing the valuation allowance related to net state operating loss carryforwards as it was more likely than not that future taxable income will be sufficient to enable the Company to utilize this portion of the operating loss carryforwards.

     Income tax expense from continuing operations was allocated as follows:

Year ended December 31,                                         2004         2003        2002
----------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)
Income tax expense in the consolidated
  statements of income                                     $  210,128      187,252     105,505
Stockholders' equity:
     Compensation expense for tax purposes
       in excess of amounts recognized for
       financial reporting purposes                            (3,244)      (4,385)     (7,471)
     Tax effect of the change in accumulated
       other comprehensive income (loss)                       (5,195)      19,763     (19,763)
----------------------------------------------------------------------------------------------

     The following is a reconciliation from the statutory federal income tax rate to the Company's effective income tax rate from continuing operations:

Year ended December 31,                           2004        2003         2002
--------------------------------------------------------------------------------
                                                 (Percentage of pre-tax income)
Statutory federal income tax rate                 35.0%        35.0        35.0
State income taxes, net of federal
  income tax benefit                               3.4          1.2          .5
Amortization of investment tax credits               -            -         (.1)
Amortization of regulatory liability                 -          (.1)        (.3)
Other, net                                           -          (.9)         .2
--------------------------------------------------------------------------------
Effective income tax rate                         38.4%        35.2        35.3
================================================================================

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows:

December 31,                                                 2004         2003
--------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Deferred tax assets
     Postretirement benefit costs                      $     72,353       59,215
     Regulatory support                                      12,509       12,464
     Net state operating loss carryforwards                  48,735       41,358
     Other employee benefits                                 19,096       10,160
     Other                                                   31,593       24,819
--------------------------------------------------------------------------------
         Gross deferred tax assets                          184,286      148,016
         Less valuation allowance                           (27,112)     (19,735)
--------------------------------------------------------------------------------
         Net deferred tax assets                            157,174      128,281
--------------------------------------------------------------------------------

Deferred tax liabilities
     Property, plant and equipment, primarily
       due to depreciation differences                     (340,175)    (291,482)
     Goodwill                                              (394,832)    (350,812)
     Deferred debt costs                                     (2,275)      (2,470)
     Intercompany profits                                    (3,301)      (3,485)
     Other                                                  (18,348)      (8,583)
--------------------------------------------------------------------------------
         Gross deferred tax liabilities                    (758,931)    (656,832)
--------------------------------------------------------------------------------
Net deferred tax liability                             $   (601,757)    (528,551)
================================================================================

     The Company establishes valuation allowances when necessary to reduce the deferred tax assets to amounts expected to be realized. As of December 31, 2004, the Company had available tax benefits associated with net state operating loss carryforwards, which expire through 2024, of $48.7 million. The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers its scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. As a result of such assessment, $27.1 million was reserved through the valuation allowance as of December 31, 2004 as it is likely that this amount of net operating loss carryforwards will not be utilized prior to expiration.


(13)      EARNINGS PER SHARE

     In the fourth quarter of 2004, the Company adopted Emerging Issues Task Force No. 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share" ("EITF 04-8"). EITF 04-8 requires contingently convertible instruments be included in the diluted earnings per share calculation. The Company's $165 million Series K senior notes (issued in the third quarter of 2002) are convertible into common stock under various contingent circumstances, including the common stock attaining a specified trading price in excess of the notes' fixed conversion price. Beginning in the fourth quarter of 2004, the Company's diluted earnings per share and diluted shares outstanding reflect the application of EITF 04-8. Prior periods have been restated to reflect this change in accounting.

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,                                       2004           2003        2002
----------------------------------------------------------------------------------------------
                                                                (Dollars, except per share
                                                             amounts, and shares in thousands)
Income (Numerator):
     Income from continuing operations                 $    337,244        344,707     193,533
     Discontinued operations, net of tax                          -              -     608,091
----------------------------------------------------------------------------------------------
Net income                                                  337,244        344,707     801,624
Dividends applicable to preferred stock                        (399)          (399)       (399)
----------------------------------------------------------------------------------------------
Net income applicable to common stock for
  computing basic earnings per share                        336,845        344,308     801,225
Interest on convertible debentures, net of tax                4,829          5,079       1,845
Dividends applicable to preferred stock                         399            399         399
----------------------------------------------------------------------------------------------
Net income as adjusted for purposes of computing
  diluted earnings per share                           $    342,073        349,786     803,469
==============================================================================================

Shares (Denominator):
Weighted average number of shares outstanding
  during period                                             137,225        143,673     141,796
Employee Stock Ownership Plan shares not
  committed to be released                                      (10)           (90)       (183)
----------------------------------------------------------------------------------------------
Weighted average number of shares outstanding during
  period for computing basic earnings per share             137,215        143,583     141,613
Incremental common shares attributable to
  dilutive securities:
     Shares issuable under convertible securities             4,514          4,514       1,964
     Shares issuable under outstanding stock options            415            682         831
----------------------------------------------------------------------------------------------
Number of shares as adjusted for purposes of
  computing diluted earnings per share                      142,144        148,779     144,408
==============================================================================================

Basic earnings per share
     From continuing operations                        $       2.45           2.40        1.36
     From discontinued operations                      $          -              -        4.29
     Basic earnings per share                          $       2.45           2.40        5.66

Diluted earnings per share
     From continuing operations                        $       2.41           2.35        1.35
     From discontinued operations                      $          -              -        4.21
     Diluted earnings per share                        $       2.41           2.35        5.56

     The weighted average number of options to purchase shares of common stock that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 2.4 million for 2004, 2.6 million for 2003 and 3.3 million for 2002.

(14)      STOCK OPTION PROGRAMS

     CenturyTel currently maintains programs which allow the Board of Directors, through the Compensation Committee, to grant (i) incentives to certain employees in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares and (ii) stock options to outside directors. As of December 31, 2004, CenturyTel had reserved 9.7 million shares of common stock which may be issued under CenturyTel's current incentive compensation programs.

     Under the Company's programs, options have been granted to employees and directors at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the vesting period ranges from immediate to three years.

     Stock option transactions during 2004, 2003 and 2002 were as follows:

                                                          Number        Average
                                                        of options       price
--------------------------------------------------------------------------------
Outstanding December 31, 2001                           6,367,520      $   23.51
      Exercised                                        (1,366,560)         13.97
      Granted                                           1,983,150          32.28
      Forfeited                                           (88,308)         28.59
-----------------------------------------------------------------
Outstanding December 31, 2002                           6,895,802          27.95
      Exercised                                        (1,059,414)         22.30
      Granted                                           1,720,317          27.36
      Forfeited                                          (822,133)         33.34
-----------------------------------------------------------------
Outstanding December 31, 2003                           6,734,572          28.14
      Exercised                                          (827,486)         22.96
      Granted                                             952,975          28.22
      Forfeited                                          (146,503)         27.90
-----------------------------------------------------------------
Outstanding December 31, 2004                           6,713,558          28.79
=================================================================

Exercisable December 31, 2004                           4,686,177          28.71
=================================================================

Exercisable December 31, 2003                           3,807,355          27.21
=================================================================

     The following tables summarize certain information about CenturyTel's stock options at December 31, 2004.

                                Options outstanding
------------------------------------------------------------------------------------
                                             Weighted average
     Range of                              remaining contractual    Weighted average
  exercise prices     Number of options      life outstanding        exercise price
------------------------------------------------------------------------------------
$    13.33-17.64             605,300                 1.7             $     14.51
     24.36-29.88           3,563,019                 7.3                   27.68
     30.00-39.00           2,523,274                 6.1                   33.64
     45.54-46.19              21,965                 4.2                   45.62
                           ---------
     13.33-46.19           6,713,558                 6.3                   28.79
                           =========

                              Options exercisable
------------------------------------------------------------------------------------
     Range of                       Number of                       Weighted average
  exercise prices              options exercisable                   exercise price
------------------------------------------------------------------------------------


$    13.33-17.64                         605,300                     $     14.51
     24.36-29.88                       2,055,911                           27.75
     30.00-39.00                       2,003,001                           33.80
     45.54-46.19                          21,965                           45.62
                                      ----------
     13.33-46.19                       4,686,177                           28.71
                                       =========


(15)      SUPPLEMENTAL CASH FLOW DISCLOSURES

     The amount of interest actually paid by the Company, net of amounts capitalized of $762,000, $488,000 and $1.2 million during 2004, 2003 and 2002, respectively, was $207.2 million, $221.1 million and $210.9 million during 2004, 2003 and 2002, respectively. Income taxes paid were $129.9 million in 2004, $91.6 million in 2003 and $325.5 million in 2002. Income tax refunds totaled $8.9 million in 2004, $85.7 million in 2003 and $2.7 million in 2002.

     The Company has consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2004. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,                                 2004         2003          2002
----------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Property, plant and equipment, net              $           -       46,390       866,575
Goodwill                                                5,274       21,743     1,335,157
Deferred credits and other liabilities                 (3,381)      21,754       (56,897)
Other assets and liabilities, excluding
  cash and cash equivalents                               107       (3,644)      100,191
----------------------------------------------------------------------------------------
Decrease in cash due to acquisitions            $       2,000       86,243     2,245,026
========================================================================================

     The Company has disposed of various operations reflected within continuing operations, along with certain other assets, during the three years ended December 31, 2004. In connection with these dispositions, the following assets were sold, liabilities eliminated, assets received and gain recognized:

Year ended December 31,                              2004         2003         2002
-----------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Other assets and liabilities, excluding
  cash and cash equivalents                       $     -            -        (435)
Gain on sale of assets                                  -            -      (3,709)
-----------------------------------------------------------------------------------
Increase in cash due to dispositions              $     -            -      (4,144)
===================================================================================

     For information on the Company's discontinued operations, see Note 3.


(16)      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of certain of the Company's financial instruments at December 31, 2004 and 2003.

                                               Carrying              Fair
                                                Amount               value
------------------------------------------------------------------------------
                                                  (Dollars in thousands)
December 31, 2004
-----------------

Financial assets
     Other                                  $      96,808          96,808  (2)

Financial liabilities
     Long-term debt (including
       current maturities)                  $   3,011,636       3,132,041  (1)
     Interest rate swaps                    $       6,283           6,283  (2)
     Other                                  $      50,860          50,860  (2)
------------------------------------------------------------------------------

December 31, 2003
-----------------

Financial assets
     Other                                  $      82,258          82,258  (2)

Financial liabilities
     Long-term debt (including
       current maturities)                  $   3,181,755       3,440,279  (1)
     Interest rate swaps                    $      11,693          11,693  (2)
     Other                                  $      44,612          44,612  (2)
------------------------------------------------------------------------------

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


(17)      BUSINESS SEGMENTS

     The Company is an integrated communications company engaged primarily in providing an array of communications services to its customers, including local exchange, long distance, Internet access and broadband services. The Company strives to maintain its customer relationships by, among other things, bundling its service offerings to provide its customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of the Company's increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, the Company determined that its results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Therefore, the results of operations for 2004 reflect the presentation of a single reportable segment. Results of operations for 2003 and 2002 have been conformed to the Company's 2004 presentation of a single reportable segment.

     The Company's operating revenues for its products and services include the following components:

Year ended December 31,                 2004             2003             2002
--------------------------------------------------------------------------------
                                                (Dollars in thousands)
Local service                    $     716,028          712,565          570,871
Network access                         966,011        1,001,462          884,982
Long distance                          186,997          173,884          146,536
Data                                   275,777          244,998          179,695
Fiber transport and CLEC                74,409           43,041           21,666
Other                                  188,150          191,660          168,246
--------------------------------------------------------------------------------
Total operating revenues         $   2,407,372        2,367,610        1,971,996
================================================================================

     For a description of each of the sources of revenues, see Management's Discussion and Analysis and Results of Operations - Operating Revenues.

     Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.


(18)      COMMITMENTS AND CONTINGENCIES

     Construction expenditures and investments in vehicles, buildings and equipment during 2005 are estimated to be $400 million.

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

     The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of December 31, 2004, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately
$63 million. The settlement period related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the over-earnings at the end of the settlement period or as the legal status becomes more certain.

     From time to time, the Company is involved in other proceedings incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, the Company does not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on its financial position, results of operations or cash flows.


                                * * * * * * * * *

                                CENTURYTEL, INC.
               Consolidated Quarterly Income Statement Information
                                   (Unaudited)

                                                            First       Second        Third       Fourth
                                                           quarter      quarter      quarter     quarter
---------------------------------------------------------------------------------------------------------
                                                          (Dollars in thousands, except per share amounts)
2004                                                                         (unaudited)
---------------------------------------------------------------------------------------------------------
Operating revenues                                    $   593,704        603,555      603,879     606,234
Operating income                                      $   183,557        189,911      190,869     189,616
Net income                                            $    83,279         83,284       86,192      84,489
Basic earnings per share                              $       .58            .60          .64         .63
Diluted earnings per share                            $       .57            .59          .63         .62


2003
---------------------------------------------------------------------------------------------------------

Operating revenues                                    $   578,014        586,729      600,264     602,603
Operating income                                      $   184,773        188,381      190,781     186,461
Net income                                            $    83,919         87,367       90,979      82,442
Basic earnings per share                              $       .59            .61          .63         .57
Diluted earnings per share                            $       .58            .60          .62         .56


2002
---------------------------------------------------------------------------------------------------------

Operating revenues                                    $   422,918        438,702      524,497     585,879
Operating income                                      $   119,049        109,531      157,716     189,110
Income from continuing operations                     $    43,117         41,482       64,589      44,345
Net income                                            $    70,767         78,763      607,749      44,345
Basic earnings per share from continuing operations   $       .30            .29          .46         .31
Basic earnings per share                              $       .50            .56         4.29         .31
Diluted earnings per share from continuing operations $       .30            .29          .45         .31
Diluted earnings per share                            $       .50            .55         4.20         .31


     Diluted earnings per share for all periods has been restated to reflect the application of EITF 04-8. See Note 13 for additional information.

     Diluted earnings per share for the fourth quarter of 2003 included a $.06 per share charge related to operating taxes, net of related revenue effect, and interest associated with various operating tax audits.

     Diluted earnings per share for the third quarter of 2002 included $3.67 per share related to the gain on the sale of substantially all of the Company's wireless operations, net of amounts written off for costs expended related to the wireless portion of the new billing system currently in development. Diluted earnings per share for the fourth quarter of 2002 was negatively impacted by $.26 per share related to the redemption premium on the Company Series I remarketable notes that were redeemed in October 2002.

     On July 1 and August 31, 2002, the Company acquired nearly 650,000 telephone access lines and related assets from Verizon. See Note 2 for additional information.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     None.


Item 9A.      Controls and Procedures


Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen
F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of December 31, 2004. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Reports on Internal Controls Over Financial Reporting. Incorporated by reference from the reports appearing at the forefront of Item 8 "Financial Statements and Supplementary Data".

Item 9B.      Other Information

     None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

     The name, age and office(s) held by each of the Registrant's executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name                        Age        Office(s) held with CenturyTel
----                        ---        ------------------------------

Glen F. Post, III           52         Chairman of the Board of Directors
                                         and Chief Executive Officer

Karen A. Puckett            44         President and Chief Operating Officer

R. Stewart Ewing, Jr.       53         Executive Vice President and
                                         Chief Financial Officer

David D. Cole               47         Senior Vice President -
                                         Operations Support

Stacey W. Goff              39         Senior Vice President, General Counsel
                                         and Secretary

Michael Maslowski           57         Senior Vice President and
                                         Chief Information Officer

     Each of the Registrant's executive officers, except for Ms. Puckett and Mr. Goff, has served as an officer of the Registrant and one or more of its subsidiaries in varying capacities for more than the past five years.

     Ms. Puckett has served as President and Chief Operating Officer of the Company since August 2002, as Executive Vice President and Chief Operating Officer of the Company from July 2000 through August 2002 and as Sales and Marketing Senior Officer of BroadStream Communications from July 1999 through July 2000. Commco Technology LLC (formerly BroadStream Communications) filed for bankruptcy on December 18, 2000 in the United States Bankruptcy Court, District of Connecticut (Bridgeport). Ms. Puckett was an officer of BroadStream Communications from July 1999 through July 2000.

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

     The balance of the information required by Item 10 is incorporated by reference to the Registrant's definitive proxy statement relating to its 2005 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2005.

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

Item 14.      Principal Accountant Fees and Services

     The information required by Item 14 is incorporated by reference to the Proxy Statement.


                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

      a.  Documents filed as a part of this report

              (1) The following Consolidated Financial Statements are included in Part II, Item 8:

                      Report of Management, including its assessment of the
                        effectiveness of its internal controls over financial reporting

                      Report of Independent Registered Public Accounting Firm
                        on Consolidated Financial Statements and Financial Statement Schedule

                      Report of Independent Registered Public Accounting Firm
                        on management's assessment of, and the effective operation of, internal controls over financial reporting

                      Consolidated Statements of Income for the years ended
                        December 31, 2004, 2003 and 2002

                      Consolidated Statements of Comprehensive Income for the
                        years ended December 31, 2004, 2003 and 2002

                      Consolidated Balance Sheets - December 31, 2004 and 2003

                      Consolidated Statements of Cash Flows for the years
                        ended December 31, 2004, 2003 and 2002

                      Consolidated Statements of Stockholders' Equity for the
                        years ended December 31, 2004, 2003 and 2002

                      Notes to Consolidated Financial Statements

                      Consolidated Quarterly Income Statement Information
                        (unaudited)

              (2)  Schedule:*

                      II  Valuation and Qualifying Accounts

                      *   Those schedules not listed above are
                            omitted as not applicable or not required.

              (3)  Exhibits:

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

              3.3 Corporate Governance Guidelines, as amended through February 22, 2005, included elsewhere herein.

              3.4     Charters of Committees of Board of Directors

                      (a)  Charter of the Audit Committee of the Board of
                           Directors, as amended   through November
                           18, 2004, included elsewhere herein.

                      (b) Charter of the Compensation Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to Exhibit
                           3.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

                      (c)  Charter of the Nominating and Corporate
                           Governance Committee of the Board of Directors, as amended through February 25, 2004
                           (incorporated by reference to Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

                      (d) Charter of the Risk Evaluation Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to
                           Exhibit 3.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

              4.1 Rights Agreement, dated as of August 27, 1996, between Registrant and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of Registrant's Current Report on Form 8-K filed August 30, 1996) and Amendment No.1 thereto, dated May 25, 1999 (incorporated by reference to Exhibit 4.2(ii) to Registrant's Report on Form 8-K dated May 25, 1999) and Amendment No. 2 thereto, dated and effective as of June 30, 2000, by and between the Registrant and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of Registrant's Quarterly report on 10-Q for the quarter ended September 30, 2000).

              4.2 Form of common stock certificate of the Registrant (incorporated by reference to Exhibit 4.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000).

              4.3     Instruments relating to the Company's public senior debt

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

                      (b)  Resolutions designating the terms and
                           conditions of the Company's 6.55% Senior
                           Notes, Series C, due 2005 and 7.2% Senior
                           Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995).

                      (c)  Resolutions designating the terms and
                           conditions of the Company's 6.15% Senior
                           Notes, Series E, due 2005; 6.30% Senior
                           Notes, Series F, due 2008; and 6.875%
                           Debentures, Series G, due 2028,
                           (incorporated by reference to Exhibit 4.9 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

                      (d) Form of Registrant's 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
                           2000).

                      (e) For information on Registrant's Series J notes and related First Supplemental Indenture, see Item 4.6 below.

                      (f) Second Supplemental Indenture dated as of August 20, 2002 between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel's 4.75% Convertible Senior Debentures, Series K, due 2032 (incorporated by reference to Exhibit 4.3 of CenturyTel's registration statement on Form S-4, File No. 333-100480).

                      (g) Form of 4.75% Convertible Debentures, Series K, due 2032 (included in Exhibit 4.3(f)).

                      (h) Board resolutions designating the terms and conditions of CenturyTel's 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to exhibit 4.2 of CenturyTel's registration statement on Form S-3, File No. 333-100481).

                      (i) Form of 7.875% Senior Notes, Series L, due 2012 (included in Exhibit 4.3(h)).

                      (j) Third Supplemental Indenture dated as of February 14, 2005 between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel's 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of CenturyTel's Current Report on Form 8-K dated February 15, 2005).

                      (k) Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.3(j)).


              4.4 $750 Million Five-Year Revolving Credit Facility, dated March 7, 2005, between CenturyTel, Inc. and the lenders named therein, included elsewhere herein.

              4.5 First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

              4.6 Agreements relating to equity units issued by CenturyTel in May 2002:

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

                      (b) Registrant's 1995 Incentive Compensation Plan approved by Registrant's shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996 (incorporated by Reference to Exhibit 10.1 (l) to Registrant's Annual
                           Report on Form 10-K for the year ended December 31,
                           1996), and amendment thereto dated February
                           25, 1997 (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.1 to Registrant's
                           Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

                           (v)   Form of Restricted Stock and
                                 Performance Share Agreement, dated as of February 22, 1999, relating to equity incentive awards granted in 1999 pursuant to the Registrant's 1995 Incentive Compensation Plan that were vested or earned wholly or in part in early 2004 (incorporated by reference to Exhibit 10.1(x) to Registrant's Annual Report on Form 10-K for the year ended December 31,
                                 1999).

                      (c)  Amended and Restated Registrant's
                           2000 Incentive Compensation Plan,
                           as amended through May 23, 2000
                           (incorporated by reference to
                           Exhibit 10.2 to Registrant's
                           Quarterly Report on Form 10-Q for
                           the quarter ended June 30, 2000)
                           and amendment thereto dated May 29,
                           2003 (incorporated by reference to
                           Exhibit 10.2 to Registrant's
                           Quarterly Report on Form 10-Q for
                           the quarter ended June 30, 2003).

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

                      (d)        Amended and Restated CenturyTel,
                                 Inc. 2002 Directors Stock Option
                                 Plan, dated as of February 25,
                                 2004, (incorporated by reference to
                                 Exhibit 10.2(e) of Registrant's
                                 Annual Report on Form 10-K for the
                                 year ended December 31, 2003).

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

                           (ii)  Form of Stock Option Agreement,
                                 pursuant to the foregoing plan,
                                 entered into by CenturyTel in
                                 connection with options granted to
                                 the outside directors as of May 9,
                                 2003 (incorporated by reference to
                                 Exhibit 10.2(e)(ii) of Registrant's
                                 Annual Report on Form 10-K for the
                                 year ended December 31, 2003).

                      (e) Amended and Restated CenturyTel, Inc. 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(f) of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

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

                           (iii) Form of Stock Option Agreement, pursuant to
                                 the foregoing plan and dated as of February
                                 25, 2004, entered into by Registrant and its officers (incorporated by reference to Exhibit 10.2(f)(iii) of Registrant's Annual Report on Form 10-K for the year ended December 31,
                                 2003).

                           (iv) Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into by Registrant and its executive officers (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2003).

                           (v) Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by Registrant and its officers, included elsewhere herein.

                           (vi) Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by Registrant and its executive officers, included elsewhere herein.

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

                      (c) Registrant's Restated Supplemental Defined Contribution Plan, restated as of July 17, 2001 (incorporated by reference to Exhibit 10.1 of Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

                      (f) Registrant's Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of Registrant's Annual Report on Form 10- K for the year ended December 31, 1991).

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

                      (i) Registrant's Executive Officer Short-Term Incentive Program (incorporated by reference to 2001 Proxy Statement).

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


              14 Registrant's Corporate Compliance Program (incorporated by reference to Exhibit 14 of Registrant's Annual Report on Form 10-K for the year ended December 31, 2003).

              21      Subsidiaries of the Registrant, included elsewhere herein.

              23 Independent Registered Public Accounting Firm Consent, included elsewhere herein.

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

              Reports on Form 8-K.

              The following items were reported in a Form 8-K filed October 28, 2004:

              Items 2.02 and 9.01. Results of Operations and Financial Condition - News release announcing third quarter 2004 operating results.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CenturyTel, Inc.,


Date:   March 16, 2005                       By: /s/ Glen F. Post, III
                                                ----------------------------
                                                Glen F. Post, III
                                                Chairman of the Board and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                                 Chairman of the Board and
/s/ Glen F. Post, III                Chief Executive Officer
---------------------------
Glen F. Post, III                                                March 16, 2005


                                 Executive Vice President and
/s/ R. Stewart Ewing, Jr.           Chief Financial Officer
---------------------------
R. Stewart Ewing, Jr.                                            March 16, 2005



/s/ Neil A. Sweasy               Vice President and Controller
---------------------------
Neil A. Sweasy                                                   March 16, 2005



/s/ William R. Boles, Jr.        Director
---------------------------
William R. Boles, Jr.                                            March 16, 2005



/s/ Virginia Boulet              Director
---------------------------
Virginia Boulet                                                  March 16, 2005



/s/ Calvin Czeschin              Director
---------------------------
Calvin Czeschin                                                  March 16, 2005



/s/ James B. Gardner             Director
---------------------------
James B. Gardner                                                 March 16, 2005



/s/ W. Bruce Hanks               Director
---------------------------
W. Bruce Hanks                                                   March 16, 2005



/s/ R. L. Hargrove, Jr.          Director
---------------------------
R. L. Hargrove, Jr.                                              March 16, 2005



/s/ Johnny Hebert                Director
---------------------------
Johnny Hebert                                                    March 16, 2005



/s/ C. G. Melville, Jr.          Director
---------------------------
C. G. Melville, Jr.                                              March 16, 2005



/s/ Fred Nichols                 Director
---------------------------
Fred Nichols                                                     March 16, 2005



/s/ Harvey P. Perry              Director
---------------------------
Harvey P. Perry                                                  March 16, 2005



/s/ Jim D. Reppond               Director
---------------------------
Jim D. Reppond                                                   March 16, 2005



/s/ Joseph R. Zimmel             Director
---------------------------
Joseph R. Zimmel                                                 March 16, 2005

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                CENTURYTEL, INC.

              For the years ended December 31, 2004, 2003 and 2002

                                                    Additions
                                       Balance at   charged to    Deductions                     Balance
                                       beginning    costs and        from           Other        at end
Description                            of period     expenses      allowance       changes      of period
---------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
Year ended December 31, 2004
     Allowance for doubtful accounts    $  23,679       27,872       (30,364) (1)         -        21,187
     Valuation allowance for
       deferred tax assets              $  19,735        7,377             -              -        27,112

Year ended December 31, 2003
     Allowance for doubtful accounts    $  33,962       31,910       (42,193) (1)         -        23,679
     Valuation allowance for
       deferred tax assets              $  28,380       12,978       (21,623) (2)         -        19,735

Year ended December 31, 2002
     Allowance for doubtful accounts    $  13,908       34,045       (17,134) (1)     3,143 (3)    33,962
     Valuation allowance for
       deferred tax assets              $  19,691        8,689             -              -        28,380


(1)  Customers' accounts written-off, net of recoveries.

(2)  Change in the valuation allowance allocated to income tax expense.

(3) Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.