Form 10-Q
period 2005-03-31
CENTURYTEL INC
filed 2005-05-10
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

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

                                                             [X] Yes [ ] No

      As of April 30, 2005, there were 131,286,749 shares of common stock outstanding.

                                CenturyTel, Inc.

                                TABLE OF CONTENTS


                                                                       Page No.
                                                                       --------
Part I.      Financial Information:

        Item 1.  Financial Statements

             Consolidated Statements of Income--Three Months
                 Ended March 31, 2005 and 2004                               3

             Consolidated Statements of Comprehensive Income--
                 Three Months Ended March 31, 2005 and 2004                  4

             Consolidated Balance Sheets--March 31, 2005 and
                 December 31, 2004                                           5

             Consolidated Statements of Cash Flows--
                 Three Months Ended March 31, 2005 and 2004                  6

             Consolidated Statements of Stockholders' Equity--
                 Three Months Ended March 31, 2005 and 2004                  7

             Notes to Consolidated Financial Statements                   8-12

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   13-18

        Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risk                                           18-19

        Item 4.  Controls and Procedures                                    20

Part II.     Other Information:

        Item 2.  Unregistered Sales of Equity Securities and
                   Use of Proceeds                                          21

        Item 6.  Exhibits and Reports on Form 8-K                        21-22

Signature                                                                   22

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                            Three months
                                                           ended March 31,
------------------------------------------------------------------------------
                                                         2005           2004
------------------------------------------------------------------------------
                                                        (Dollars, except per
                                                         share amounts, and
                                                         shares in thousands)

OPERATING REVENUES                                $     595,282        593,704
------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of services and products (exclusive
     of depreciation and amortization)                  191,993        181,549
   Selling, general and administrative                   94,254        101,606
   Depreciation and amortization                        132,175        126,992
------------------------------------------------------------------------------
        Total operating expenses                        418,422        410,147
------------------------------------------------------------------------------

OPERATING INCOME                                        176,860        183,557
------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                     (52,625)       (52,543)
   Income from unconsolidated cellular entity             1,313          2,059
   Other income (expense)                                 1,535          2,304
------------------------------------------------------------------------------
        Total other income (expense)                    (49,777)       (48,180)
------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                        127,083        135,377
Income tax expense                                       47,467         52,098
------------------------------------------------------------------------------

NET INCOME                                        $      79,616         83,279
==============================================================================

BASIC EARNINGS PER SHARE                          $         .60            .58
==============================================================================

DILUTED EARNINGS PER SHARE                        $         .59            .57
==============================================================================

DIVIDENDS PER COMMON SHARE                        $         .06          .0575
==============================================================================
AVERAGE BASIC SHARES OUTSTANDING                        132,183        142,585
==============================================================================
AVERAGE DILUTED SHARES OUTSTANDING                      137,169        147,426
==============================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             Three months
                                                            ended March 31,
------------------------------------------------------------------------------
                                                         2005            2004
------------------------------------------------------------------------------
                                                        (Dollars in thousands)

NET INCOME                                          $    79,616         83,279

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Minimum pension liability adjustment, net
     of ($270) and ($1,739) tax                            (432)        (3,229)
   Unrealized gain (loss) on investments, net
     of ($75) and $251 tax                                 (120)           466
   Derivative instruments:
        Net losses on derivatives hedging the
          variability of cash flows, net
          of ($2,606) tax                                (4,181)             -
        Less: reclassification adjustment
          for losses included in net income,
          net of $19 tax                                     31              -
------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                $    74,914         80,516
==============================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                      March 31,   December 31,
                                                        2005          2004
-------------------------------------------------------------------------------
                                                       (Dollars in thousands)
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents                      $      129,331        167,215
   Accounts receivable, less allowance of
     $18,531 and $21,187                                 225,693        232,580
   Materials and supplies, at average cost                 6,120          5,361
   Other                                                  17,462         14,691
-------------------------------------------------------------------------------
        Total current assets                             378,606        419,847
-------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                       7,496,363      7,431,017
   Accumulated depreciation                           (4,208,514)    (4,089,616)
-------------------------------------------------------------------------------
        Net property, plant and equipment              3,287,849      3,341,401
-------------------------------------------------------------------------------

GOODWILL AND OTHER ASSETS
   Goodwill                                            3,433,864      3,433,864
   Other                                                 602,205        601,841
-------------------------------------------------------------------------------
        Total goodwill and other assets                4,036,069      4,035,705
-------------------------------------------------------------------------------

TOTAL ASSETS                                      $    7,702,524      7,796,953
===============================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt           $      144,811        249,617
   Accounts payable                                      141,524        141,618
   Accrued expenses and other liabilities
        Salaries and benefits                             65,316         60,858
        Income taxes                                      82,750         54,648
        Other taxes                                       56,201         47,763
        Interest                                          53,835         67,379
        Other                                             14,342         18,875
   Advance billings and customer deposits                 52,299         50,860
-------------------------------------------------------------------------------
        Total current liabilities                        611,078        691,618
-------------------------------------------------------------------------------

LONG-TERM DEBT                                         2,694,203      2,762,019
-------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                   968,059        933,551
-------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized
     350,000,000 shares, issued and outstanding
     131,272,294 and 132,373,912 shares                  131,272        132,374
   Paid-in capital                                       175,886        222,205
   Accumulated other comprehensive loss,
     net of tax                                          (13,036)        (8,334)
   Retained earnings                                   3,127,087      3,055,545
   Preferred stock - non-redeemable                        7,975          7,975
-------------------------------------------------------------------------------
        Total stockholders' equity                     3,429,184      3,409,765
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                      $    7,702,524      7,796,953
===============================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three months
                                                                     ended March 31,
--------------------------------------------------------------------------------------
                                                                   2005          2004
--------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                $     79,616       83,279
   Adjustments to reconcile net income to net cash provided
     by operating activities:
        Depreciation and amortization                             132,175      126,992
        Income from unconsolidated cellular entity                 (1,313)      (2,059)
        Deferred income taxes                                      22,141       26,673
        Changes in current assets and current liabilities:
            Accounts receivable                                     6,887       22,506
            Accounts payable                                          (94)      14,559
            Accrued income and other taxes                         36,540       19,921
            Other current assets and other current
              liabilities, net                                    (15,710)         709
   Retirement benefits                                              6,004       10,830
   Increase in other noncurrent assets                             (1,358)     (11,032)
   Decrease in other noncurrent liabilities                          (729)      (3,949)
   Other, net                                                      (7,340)      (4,989)
--------------------------------------------------------------------------------------

        Net cash provided by operating activities                 256,819      283,440
--------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                     (74,903)     (61,745)
   Distribution from unconsolidated cellular entity                     -          490
   Other, net                                                      (2,716)        (511)
--------------------------------------------------------------------------------------

        Net cash used in investing activities                     (77,619)     (61,766)
--------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                              (509,254)      (7,029)
   Proceeds from issuance of debt                                 350,000            -
   Proceeds from issuance of common stock                          12,033        2,118
   Repurchase of common stock                                     (60,075)    (139,256)
   Cash dividends                                                  (8,074)      (8,253)
   Other, net                                                      (1,714)         858
--------------------------------------------------------------------------------------

        Net cash used in financing activities                    (217,084)    (151,562)
--------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents              (37,884)      70,112

Cash and cash equivalents at beginning of period                  167,215      203,181
--------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $    129,331      273,293
======================================================================================

Supplemental cash flow information:
   Income taxes paid                                         $     10,585       22,957
======================================================================================
   Interest paid (net of capitalized interest
     of $247 and $105)                                       $     65,922       60,515
======================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                       Three months
                                                                      ended March 31,
----------------------------------------------------------------------------------------
                                                                    2005          2004
----------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                             $    132,374       144,364
   Issuance of common stock through dividend reinvestment,
     incentive and benefit plans and other                             678            72
   Repurchase of common stock                                       (1,780)       (4,942)
----------------------------------------------------------------------------------------
   Balance at end of period                                        131,272       139,494
----------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                  222,205       576,515
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans and other            11,355         2,046
   Repurchase of common stock                                      (58,295)     (134,314)
   Amortization of unearned compensation                               621           753
----------------------------------------------------------------------------------------
   Balance at end of period                                        175,886       445,000
----------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
   Balance at beginning of period                                   (8,334)            -
   Change in other comprehensive loss, net of tax                   (4,702)       (2,763)
----------------------------------------------------------------------------------------
   Balance at end of period                                        (13,036)       (2,763)
----------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                3,055,545     2,750,162
   Net income                                                       79,616        83,279
   Cash dividends declared
        Common stock - $.06 and $.0575 per share,
          respectively                                              (7,974)       (8,153)
        Preferred stock                                               (100)         (100)
----------------------------------------------------------------------------------------
   Balance at end of period                                      3,127,087     2,825,188
----------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                        -          (500)
   Release of ESOP shares                                                -           250
----------------------------------------------------------------------------------------
   Balance at end of period                                              -          (250)
----------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                            7,975         7,975
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                    $  3,429,184     3,414,644
========================================================================================
See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

(1)       Basis of Financial Reporting

      The consolidated financial statements of CenturyTel, Inc. and its subsidiaries (the "Company") include the accounts of CenturyTel, Inc. ("CenturyTel") and its majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004.

      The financial information for the three months ended March 31, 2005 and 2004 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)       Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill and other intangible assets as of March 31, 2005 and December 31, 2004:

                                                        March 31,      Dec. 31,
                                                          2005           2004
-------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Goodwill                                              $  3,433,864    3,433,864

Intangible assets subject to amortization
  Customer base
    Gross carrying amount                             $     22,700       22,700
    Accumulated amortization                                (4,134)      (3,756)
                                                       -----------  -----------
    Net carrying amount                               $     18,566       18,944
                                                       ===========  ===========
  Contract rights
    Gross carrying amount                             $      4,187        4,187
    Accumulated amortization                                  (814)        (465)
                                                       -----------  -----------
    Net carrying amount                               $      3,373        3,722
                                                       ===========  ===========
Intangible asset not subject to
  amortization - franchise costs                      $     35,300       35,300
-------------------------------------------------------------------------------

      Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2005 was $727,000 and is expected to be $2.9 million annually through 2006, $2.4 million in 2007 and $1.5 million annually thereafter through 2009.

(3)       Postretirement Benefits

      The Company sponsors health care plans that provide postretirement benefits to all qualified retired employees.

      Net periodic postretirement benefit cost for the three months ended March 31, 2005 and 2004 included the following components:


                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                            2005          2004
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Service cost                                         $      1,665         1,654
Interest cost                                               4,229         4,572
Expected return on plan assets                               (577)         (616)
Amortization of unrecognized actuarial loss                   689         1,123
Amortization of unrecognized prior service cost              (487)         (938)
-------------------------------------------------------------------------------
Net periodic postretirement benefit cost             $      5,519         5,795
===============================================================================

      The Company contributed $3.2 million to its postretirement health care plan in the first quarter of 2005 and expects to contribute approximately $13 million for the full year.


(4)       Retirement Plans

      CenturyTel and certain subsidiaries sponsor defined benefit pension plans for substantially all employees. CenturyTel also sponsors an Outside Directors' Retirement Plan (a frozen plan that accrues no additional benefits) and a Supplemental Executive Retirement Plan to provide directors and selected officers, respectively, with supplemental retirement, death and disability benefits.

     Net periodic pension expense for the three months ended March 31, 2005 and 2004 included the following components:

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                            2005          2004
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Service cost                                         $      3,875         4,467
Interest cost                                               5,812         7,339
Expected return on plan assets                             (7,256)       (7,076)
Settlements                                                     -         1,093
Recognized net losses                                       1,316         2,494
Net amortization and deferral                                  79           359
-------------------------------------------------------------------------------
Net periodic pension expense                         $      3,826         8,676
===============================================================================

      Currently, the Company does not expect to make any contributions to its pension plans for 2005.


(5)       Long-term Debt

      In May 2002, the Company issued and sold in an underwritten public offering $500 million of equity units, which were priced at $25 and consisted initially of a beneficial interest in a CenturyTel senior unsecured note (Series J, due 2007 and remarketable in 2005) with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. Each purchase contract generally requires the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock on May 16, 2005 (with the actual number to be based on the 20-day average closing price (ending on May 11, 2005) of CenturyTel common stock) in exchange for $25, subject to certain adjustments and exceptions. Accordingly, assuming each of the approximately 15.9 million currently outstanding equity units remain outstanding on May 16, 2005, the Company would receive proceeds of approximately $398.2 million and would deliver between 11.1 million and 13.9 million common shares in the aggregate. See Note
10. The senior notes were initially pledged by the holders to secure their obligations under the purchase contracts.

      In February 2005, the Company remarketed substantially all of its $500 million of outstanding Series J senior notes due 2007 (the notes described in the previous paragraph), at an interest rate of 4.628%. The Company received no proceeds in connection with the remarketing as all proceeds were placed into a trust to secure the equity unit holders' obligation to purchase common stock from the Company on May 16, 2005. In connection with the remarketing, the Company purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. The Company incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

      As previously disclosed, the Company is reviewing various transactions designed to mitigate the dilutive impact of issuing stock pursuant to the purchase contracts on May 16, 2005, including repurchases of equity units and a potential accelerated share repurchase program. For information on recent repurchases of equity units, see Note 10 and Item 2 of Part II of this quarterly report.


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

      If compensation cost for CenturyTel's options had been determined consistent with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months ended March 31, 2005 and 2004 would have been as follows:

                                                            Three months
                                                           ended March 31,
-------------------------------------------------------------------------------
                                                         2005           2004
-------------------------------------------------------------------------------
                                                       (Dollars in thousands,
                                                      except per share amounts)

Net income, as reported                              $     79,616        83,279
Less: Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax                                 $     (4,218)       (4,290)
-------------------------------------------------------------------------------
Pro forma net income                                 $     75,398        78,989
===============================================================================

Basic earnings per share
      As reported                                    $        .60           .58
      Pro forma                                      $        .57           .55
Diluted earnings per share
      As reported                                    $        .59           .57
      Pro forma                                      $        .56           .54
-------------------------------------------------------------------------------

      See Note 8 for information concerning the requirement to recognize the fair value of stock options as an expense in future financial statements of the Company.


(7)       Business Segments

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

                                                               Three months
                                                              ended March 31,
-------------------------------------------------------------------------------
                                                           2005           2004
-------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Local service                                        $    176,985       178,058
Network access                                            230,278       240,957
Long distance                                              47,515        44,589
Data                                                       72,906        65,628
Fiber transport and CLEC                                   20,243        17,432
Other                                                      47,355        47,040
--------------------------------------------------------------------------------
Total operating revenues                             $    595,282       593,704
================================================================================

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

      Data revenues include revenues primarily related to the provision of Internet access services (both dial-up and digital subscriber line ("DSL") services), special circuits and local private lines.

      Fiber transport and CLEC revenues include revenues from the Company's fiber transport, competitive local exchange carrier and security monitoring businesses.

      Other revenues include revenues primarily related to (i) leasing, selling, installing, maintaining and repairing customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for long distance carriers and (iii) participating in the publication of local directories.


(8)       Accounting Pronouncements

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

      The Company has elected to account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in exchange for the issuance of stock options. SFAS 123(R) requires the Company to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Under SFAS 123(R), such cost must be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. Pursuant to an April 2005 ruling from the Securities and Exchange Commission, SFAS 123(R) will initially become effective for financial statements to be filed by the Company in its Form 10-Q quarterly report for the quarter ended March 31, 2006. In accordance with SFAS 123(R), compensation cost is also recognized over the applicable remaining vesting period for any awards that are not fully vested as of the effective date.


(9)       Commitments and Contingencies

      The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of March 31, 2005, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately $65 million. The settlement period related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any pending or future proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the amounts reflected as a liability at the end of the applicable settlement period or as the legal status becomes more certain.

      The Company is involved in certain legal proceedings discussed in Part I,
Item 3, of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. From time to time, the Company is involved in other proceedings incidental to its business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, the Company believes that the ultimate resolution of these other proceedings, after considering available insurance coverage, will not have a material adverse effect on its financial position, results of operations or cash flows.


(10)      Subsequent Event

      Between April 15, 2005 and May 4, 2005, the Company repurchased and cancelled an aggregate of approximately 4.1 million of its equity units in privately-negotiated transactions with six institutional holders at an average price of $25.18 per unit. Each equity unit that remains outstanding on May 16, 2005 will be settled in stock in accordance with the terms and conditions of the purchase contract that forms a part of such unit. As of the date hereof, there were approximately 15.9 million equity units outstanding. For additional information, see Item 2 of Part II of this quarterly report.

                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services to customers in 22 states. The Company derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both dial-up and DSL Internet services, as well as special access circuits and local private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. For additional information on the Company's revenue sources, see Note 7 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

      In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to successfully take steps to mitigate the dilutive effect of the equity units currently scheduled to settle on May 16, 2005; the Company's ability to collect its receivables from financially troubled communications companies; the Company's ability to successfully negotiate collective bargaining agreements on reasonable terms; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Form 10-K for the year ended December 31, 2004. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                   Three Months Ended March 31, 2005 Compared
                      to Three Months Ended March 31, 2004

      Net income was $79.6 million and $83.3 million for the first quarter of 2005 and 2004, respectively. Diluted earnings per share for the first quarter of 2005 and 2004 was $.59 and $.57, respectively.

                                                           Three months
                                                          ended March 31,
-------------------------------------------------------------------------------
                                                        2005            2004
-------------------------------------------------------------------------------
                                                     (Dollars, except per share
                                                       amounts, and shares in
                                                              thousands)

Operating income                                $       176,860         183,557
Interest expense                                        (52,625)        (52,543)
Income from unconsolidated
  cellular entity                                         1,313           2,059
Other income (expense)                                    1,535           2,304
Income tax expense                                      (47,467)        (52,098)
-------------------------------------------------------------------------------
Net income                                      $        79,616          83,279
===============================================================================

Basic earnings per share                        $           .60             .58
===============================================================================

Diluted earnings per share                      $           .59             .57
===============================================================================

Average basic shares outstanding                        132,183         142,585
===============================================================================

Average diluted shares outstanding                      137,169         147,426
===============================================================================

      Operating income decreased $6.7 million (3.6%) as a $1.6 million (0.3%) increase in operating revenues was more than offset by an $8.3 million (2.0%) increase in operating expenses.

      As previously disclosed, the Company anticipates its diluted earnings per share for 2005 will be lower than 2004 as a result of (i) lower Universal Service Fund and intrastate revenues, (ii) declines in access lines, (iii) incremental amortization and operating expenses related to the new billing and customer care system and (iv) expenses associated with rolling out the Company's new video and wireless service initiatives. See below for additional information.

Operating Revenues

                                                          Three months
                                                         ended March 31,
-----------------------------------------------------------------------------
                                                     2005               2004
-----------------------------------------------------------------------------
                                                     (Dollars in thousands)
Local service                                  $   176,985            178,058
Network access                                     230,278            240,957
Long distance                                       47,515             44,589
Data                                                72,906             65,628
Fiber transport and CLEC                            20,243             17,432
Other                                               47,355             47,040
-----------------------------------------------------------------------------
                                               $   595,282            593,704
-----------------------------------------------------------------------------

      The $1.1 million (0.6%) decrease in local service revenues is primarily due a $3.4 million decrease due to a 2.7% decline in the average number of access lines. Such decrease was partially offset by a $2.7 million increase due to the provision of custom calling features to more customers.

      Access lines declined 15,100 (0.7%) during the first quarter of 2005 compared to a decline of 9,700 (0.4%) in the first quarter of 2004. The Company believes the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services, including the Company's DSL product offering. Based on current conditions, the Company expects access lines to decline between 2.5 and 3.5% for 2005.

      Network access revenues decreased $10.7 million (4.4%) in the first quarter of 2005 primarily due to (i) a $3.5 million decrease in revenues from the federal Universal Service Fund due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; (ii) a $3.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services); and (iii) a $3.5 million decrease in revenue associated with prior year settlement agreements. The Company believes that intrastate minutes will continue to decline in 2005, although the magnitude of such decrease cannot be precisely estimated.

      The $2.9 million (6.6%) increase in long distance revenues was due to growth in the Company's nonregulated long distance operations. A $5.5 million revenue increase due to a 14.3% increase in the average number of long distance lines and a 11.7% increase in minutes of use was partially offset by a $2.5 million decrease attributable to lower average rates charged by the Company.

      Data revenues increased $7.3 million (11.1%) due primarily to a $5.2 million increase in Internet revenues due to growth in the number of customers, principally due to the expansion of the Company's DSL product offering, and a $4.4 million increase in special access revenues due to an increase in the number of special circuits provided and an increase in the partial recovery of increased operating expenses through revenue sharing arrangements with other telephone companies. Such increases were partially offset by a $1.8 million decrease in revenue associated with prior year settlement agreements.

      Fiber transport and CLEC revenues increased $2.8 million (16.1%), primarily due to a $2.2 million increase in revenues attributable to growth in the number of customers in the Company's fiber transport business.

Operating Expenses

                                                            Three months
                                                           ended March 31,
-----------------------------------------------------------------------------
                                                        2005            2004
-----------------------------------------------------------------------------
                                                       (Dollars in thousands)
Cost of services and products (exclusive
  of depreciation and amortization)                $  191,993         181,549
Selling, general and administrative                    94,254         101,606
Depreciation and amortization                         132,175         126,992
-----------------------------------------------------------------------------
                                                   $  418,422         410,147
-----------------------------------------------------------------------------

      Cost of services and products increased $10.4 million (5.8%) primarily due to (i) a $4.3 million increase in access expense (of which $3.1 million was attributable to a one-time credit recorded in the first quarter of 2004); (ii) a $4.2 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; (iii) a $2.7 million increase in costs associated with growth in the Company's fiber transport business; and (iv) a $1.8 million increase in expenses associated with growth in the Company's long distance business. Such increases were partially offset by a $5.3 million decrease in expenses caused by the Company settling certain pole attachment disputes in the first quarter of 2005 for amounts less than those previously accrued.

      Selling, general and administrative expenses decreased $7.4 million (7.2%) primarily due to (i) a $6.2 million decrease in bad debt expense and
(ii) a $1.5 million decrease in salaries and benefits (primarily due to lower pension expense).

      Depreciation and amortization increased $5.2 million (4.1%) primarily due to a $5.7 million increase due to higher levels of plant in service and a $2.3 million increase associated with amortization of the Company's new billing system. Such increases were partially offset by a $4.0 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

      Interest expense increased $82,000 (0.2%) in the first quarter of 2005 compared to the first quarter of 2004. A $4.5 million reduction due to decreased average debt outstanding was partially offset by (i) a $2.4 million increase due to higher average interest rates and (ii) the one-time charge discussed in the next paragraph.

      In February 2005, the Company remarketed substantially all of its $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. In connection with the remarketing, the Company purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. Included in interest expense for the first quarter of 2005 was a one-time charge of $1.2 million related to the write-off of unamortized deferred debt costs related to the portion of the Series J notes retired. See Other Income (Expense) for additional amounts that were expensed in the first quarter related to this transaction.

Other Income (Expense)

      Other income (expense) was $1.5 million for the first quarter of 2005 compared to $2.3 million for the first quarter of 2004. The first quarter of 2005 included a one-time $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of the Series J notes, as mentioned above. The first quarter of 2005 was favorably impacted by $3.2 million of non-recurring interest income related to the settlement of various income tax audits.

Income Tax Expense

      The effective income tax rate from continuing operations was 37.4% and 38.5% for the three months ended March 31, 2005 and 2004, respectively. Income tax expense for the first quarter of 2005 was reduced by approximately $1.3 million as a result of the settlement of various income tax audits.


                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $256.8 million during the first three months of 2005 compared to $283.4 million during the first three months of 2004. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

      Net cash used in investing activities was $77.6 million and $61.8 million for the three months ended March 31, 2005 and 2004, respectively. Payments for property, plant and equipment were $13.2 million more in the first quarter of 2005 than in the comparable period during 2004. Revised budgeted capital expenditures for 2005 total approximately $425 million, reflecting additional budgeted expenditures related to growth in the Company's DSL business and the expansion of LightCore's operations.

      Net cash used in financing activities was $217.1 million during the first three months of 2005 compared to $151.6 million during the first three months of 2004. In accordance with previously announced stock repurchase programs, the Company repurchased 1.8 million shares (for $60.1 million) and 4.9 million shares (for $139.3 million) in the first quarters of 2005 and 2004, respectively. See Part II, Item 2, of this quarterly report for additional information related to the 2005 repurchases.

      In the first quarter of 2005, the Company paid $100 million to retire its Series E senior notes at their scheduled maturity with cash on hand.

      In February 2005, the Company remarketed substantially all of its $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. The Company received no proceeds in connection with the remarketing as all proceeds were placed into a trust to secure the obligation of the Company's equity unit holders to purchase common stock from the Company on May 16, 2005. In connection with the remarketing, the Company purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. The Company incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

      On February 2, 2005, the Company signed a definitive purchase agreement to acquire metro fiber assets in 16 markets from KMC Telecom Holdings, Inc. ("KMC") for $65 million cash, subject to purchase price adjustments.

      The following table contains certain information concerning the Company's material contractual obligations as of March 31, 2005.

                                                   Payments due by period
------------------------------------------------------------------------------------------------
Total contractual                          Less than                                     After
   obligations              Total           1 year      1-3 years      4-5 years        5 years
------------------------------------------------------------------------------------------------
                                                   (Dollars in thousands)
Long-term debt,
  including current
  maturities and capital
  lease obligations       $ 2,839,014        144,811      646,708 (1)     65,846       1,981,649

Interest on long-term
  debt obligations        $ 1,898,960        186,630      346,909        303,926       1,061,495

KMC purchase price
  obligation              $    65,000         65,000            -              -               -
------------------------------------------------------------------------------------------------
(1) Includes $165 million aggregate principal amount of the Company's convertible debentures,
     Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

      As previously disclosed, the Company is reviewing various transactions designed to mitigate the dilutive impact of issuing stock on May 16, 2005 pursuant to its equity units issued in 2002, including repurchases of equity units and a potential accelerated share repurchase program. For additional information on the Company's obligations under its equity units, see Note 5 to the Company's financial statements included in Item 1 of Part I of this quarterly report, and for information on recent repurchases of equity units, see
Item 2 of Part II of this quarterly report.

      In March 2005, the Company secured a new five-year, $750 million revolving credit facility to replace its existing $533 million credit facility which was set to expire in July 2005. Up to $150 million of the facility can be used for letters of credit, which reduces the amount available for other extensions of credit. As of March 31, 2005, the Company had no amounts outstanding under its new credit facility. The Company's telephone subsidiaries also had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under its credit facility. At March 31, 2005, the Company had no commercial paper outstanding under such program. At March 31, 2005, the Company held over $129 million of cash and cash equivalents.



                                  OTHER MATTERS

Accounting for the Effects of Regulation

      The Company currently accounts for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). While the Company continuously monitors the ongoing applicability of SFAS 71 to its regulated telephone operations due to the changing regulatory, competitive and legislative environments, the Company believes that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in the Company's telephone operations not being subject to SFAS 71 in the near future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

      If the Company's regulated operations ceased to qualify for the application of SFAS 71, the Company does not expect to record an impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on the Company's results of operations. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries would not be affected by the discontinued application of SFAS 71.


Recent Regulatory Developments

       In March 2005, Level 3 Communications, Inc. withdrew its petition requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. All other proposed rulemaking on Internet telephony discussed in the Company's annual report on Form 10-K for the year ended December 31, 2004, remains pending.


Recent Product Developments

       During the first quarter of 2005, the Company continued to offer co-branded satellite television service in a limited number of its markets, and hopes to commercially offer this service as part of its bundled product offerings by mid-year. The Company also hopes to begin commercial reselling of wireless service as part of its bundled product offerings in the coming months. In addition, the Company is continuing to develop a facilities-based video trial in LaCrosse, Wisconsin.



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

      At March 31, 2005, the fair value of the Company's long-term debt was estimated to be $2.9 billion based on the overall weighted average rate of the Company's long-term debt of 6.6% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $121.1 million decrease in fair value of the Company's long-term debt at March 31, 2005. As of March 31, 2005, after giving effect to interest rate swaps currently in place, approximately 82% of the Company's long-term debt obligations were fixed rate.

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

      At March 31, 2005, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At March 31, 2005, the Company realized a rate under these hedges of 7.5%. Interest expense was reduced by $879,000 during the first quarter of 2005 as a result of these hedges. The aggregate fair market value of these hedges was $19.1 million at March 31, 2005 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the March 31, 2005 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $15.6 million decrease in the fair value of these hedges at March 31, 2005, and would also increase the Company's interest expense.

      In late 2004 and early 2005, the Company entered into several cash flow hedges that effectively locked in the interest rate on a majority of certain anticipated debt transactions that ultimately were completed in February 2005. The Company locked in the interest rate on (i) $100 million of 2.25-year debt (remarketed in February 2005) at 3.9%; (ii) $75 million of 10-year debt (issued in February 2005) at 5.4%; and (iii) $225 million of 10-year debt (issued in February 2005) at 5.5%. In February 2005, upon settlement of such hedges, the Company (i) received $366,000 related to the 2.25-year debt remarketing, which is being amortized as a reduction of interest expense over the remaining term of the debt, and (ii) paid $7.7 million related to the 10-year debt issuance, which is being amortized as an increase in interest expense over the 10-year term of the debt.

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of March 31, 2005.

                                     Item 4.
                                CenturyTel, Inc.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of March 31, 2005. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.


Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

       In early February 2005, the Company announced that its board of directors approved a repurchase program that will allow the Company to repurchase up to an aggregate of $200 million of either its common stock or equity units prior to December 31, 2005. The following table reflects the Company's repurchases of its common stock during the first quarter of 2005, all of which were effected in open-market transactions in accordance with the above-described program.

                                                                             Total            Approximate
                                                                           Number of         Dollar Value
                                                                             Shares          of Shares (or
                                                                          Purchased as        Units) that
                                                                        Part of Publicly      May Yet Be
                                    Total Number                           Announced          Purchased
                                     of Shares       Average Price          Plans or        Under the Plans
Period                               Purchased         Per Share            Programs          or Programs
-----------------------------------------------------------------------------------------------------------
January 1 - January 31, 2005                  -       $      -                      -        $  200,000,000
February 1 - February 28, 2005                -       $      -                      -        $  200,000,000
March 1 - March 31, 2005              1,780,016       $  33.72              1,780,016        $  139,969,473
                                      ---------                             ---------
Total                                 1,780,016       $  33.72              1,780,016        $  139,969,473
                                      =========                             =========

       The Company did not repurchase any of its equity units during the first quarter of 2005.

       Between April 15, 2005 and May 4, 2005, the Company repurchased the following amounts of its equity units in privately-negotiated transactions with six institutional holders:

               Total Number
              of Equity Units          Average Price              Total Amount
                Purchased                Per Unit                Paid for Units
              -----------------------------------------------------------------

                 4,072,888              $   25.18               $  102,567,920


       The Company has cancelled each of the equity units repurchased, but will remain responsible for making any final distributions with respect to those units repurchased after May 1, 2005, the record date for determining the holders entitled to receive such payments. Each equity unit that remains outstanding on May 16, 2005 will be settled in stock in accordance with the terms and conditions of the purchase contract that forms a part of such unit. As of the date hereof, there were 15,927,112 equity units outstanding.


Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

     A.    Exhibits

           11    Computations of Earnings Per Share.

           31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     B.    Reports on Form 8-K
           -------------------

           The following item was reported in the Form 8-K filed January 26, 2005:

           Item 8.01. Other Events - Restate certain portions of the Registrant's 2003 Form 10-K to reflect the change in segment reporting in accordance with Statement of Financial Accounting Standards No. 131.

           The following items were reported in the Form 8-K filed February 3, 2005:

           Items 2.02  Results of Operations and Financial Condition and
           and 9.01    Financial Statements and Exhibits-
                       News release announcing fourth quarter 2004 operating results.


           Items 8.01  Other Events and Financial Statements and Exhibits -
           and 9.01 News release announcing (i) that the Registrant's board of directors approved a stock repurchase program and
                       (ii) that the Registrant entered into a definitive purchase agreement to purchase metro fiber networks in 16 markets from KMC Telecom Holdings, Inc.


           The following items were reported in the Form 8-K filed February 15, 2005:

           Items 8.01  Other Events and Financial Statements and Exhibits -
           and 9.01 Completion of the public sale of $350 million of Series M senior notes and the remarketing of approximately $460 million of Series J senior notes.


                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CenturyTel, Inc.


Date: May 10, 2005                           /s/ Neil A. Sweasy
                                             -------------------------
                                             Neil A. Sweasy
                                             Vice President and Controller
                                             (Principal Accounting Officer)