Form 10-Q
period 2005-06-30
CENTURYTEL INC
filed 2005-08-08
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or

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

      As of July 31, 2005, there were 129,956,306 shares of common stock outstanding.

                                CenturyTel, Inc.

                                TABLE OF CONTENTS

                                                                     Page No.
                                                                     --------
Part I.    Financial Information:

       Item 1.   Financial Statements

           Consolidated Statements of Income--Three Months and
             Six Months Ended June 30, 2005 and 2004                        3

           Consolidated Statements of Comprehensive Income--
             Three Months and Six Months Ended June 30, 2005
             and 2004                                                       4

           Consolidated Balance Sheets--June 30, 2005 and
             December 31, 2004                                              5

           Consolidated Statements of Cash Flows--
             Six Months Ended June 30, 2005 and 2004                        6

           Consolidated Statements of Stockholders' Equity--
             Six Months Ended June 30, 2005 and 2004                        7

           Notes to Consolidated Financial Statements                    8-12

       Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        13-21

       Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                    21-22

       Item 4.   Controls and Procedures                                   23

Part II.   Other Information:

       Item 2.   Unregistered Sales of Equity Securities and
                   Use of Proceeds                                         24

       Item 4.   Submission of Matters to a Vote of
                   Security Holders                                        25

       Item 6.   Exhibits and Reports on Form 8-K                          26

Signature                                                                  27

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             Three months                    Six months
                                                            ended June 30,                 ended June 30,
-----------------------------------------------------------------------------------------------------------
                                                          2005         2004              2005         2004
-----------------------------------------------------------------------------------------------------------
                                                                 (Dollars, except per share amounts,
                                                                      and shares in thousands)

OPERATING REVENUES                                  $   606,413      603,555         1,201,695    1,197,259
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
    Cost of services and products (exclusive of
      depreciation and amortization)                    194,873      190,226           386,866      371,775
    Selling, general and administrative                  95,206       92,667           189,460      194,273
    Depreciation and amortization                       130,452      130,751           262,627      257,743
-----------------------------------------------------------------------------------------------------------
        Total operating expenses                        420,531      413,644           838,953      823,791
-----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                        185,882      189,911           362,742      373,468
-----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
    Interest expense                                    (49,647)     (53,089)         (102,272)    (105,632)
    Income from unconsolidated cellular entity              724        2,126             2,037        4,185
    Other income (expense)                                1,220       (3,811)            2,755       (1,507)
-----------------------------------------------------------------------------------------------------------
        Total other income (expense)                    (47,703)     (54,774)          (97,480)    (102,954)
-----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                        138,179      135,137           265,262      270,514
Income tax expense                                       53,061       51,853           100,528      103,951
-----------------------------------------------------------------------------------------------------------

NET INCOME                                          $    85,118       83,284           164,734      166,563
===========================================================================================================

BASIC EARNINGS PER SHARE                            $       .65          .60              1.25         1.19
===========================================================================================================

DILUTED EARNINGS PER SHARE                          $       .64          .59              1.23         1.16
===========================================================================================================

DIVIDENDS PER COMMON SHARE                          $       .06        .0575               .12         .115
===========================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                        130,299      138,066           131,241      140,325
===========================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                      135,345      142,968           136,257      145,197
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                             Three months                    Six months
                                                            ended June 30,                 ended June 30,
-----------------------------------------------------------------------------------------------------------
                                                          2005         2004              2005         2004
-----------------------------------------------------------------------------------------------------------
                                                                       (Dollars in thousands)

NET INCOME                                          $    85,118       83,284           164,734      166,563

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Minimum pension liability adjustment,
     net of ($194), ($523), $76 and $1,216 tax              310          971              (122)      (2,258)
   Unrealized gain on investments, net of
     ($198), ($692), ($122) and ($943) tax                  316        1,285               196        1,751
   Derivative instruments:
       Net gain (loss) on derivatives hedging
         the variability of cash flows,
         net of $2,606 tax                                    -            -            (4,181)           -
       Less:  reclassification adjustment for
         losses included in net income, net
         of ($66) and ($85) tax                             106            -               137            -
-----------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                $    85,850       85,540           160,764      166,056
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          June 30,       December 31,
                                                                            2005             2004
----------------------------------------------------------------------------------------------------
                                                                            (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                                         $    100,462            167,215
   Accounts receivable, less allowance of $21,688 and $21,187             228,095            232,580
   Materials and supplies, at average cost                                  6,121              5,361
   Other                                                                   16,679             14,691
----------------------------------------------------------------------------------------------------
         Total current assets                                             351,357            419,847
----------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                        7,633,844          7,431,017
   Accumulated depreciation                                            (4,313,990)        (4,089,616)
----------------------------------------------------------------------------------------------------
         Net property, plant and equipment                              3,319,854          3,341,401
----------------------------------------------------------------------------------------------------

GOODWILL AND OTHER ASSETS
   Goodwill                                                             3,444,198          3,433,864
   Other                                                                  594,629            601,841
----------------------------------------------------------------------------------------------------
         Total goodwill and other assets                                4,038,827          4,035,705
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                         $  7,710,038          7,796,953
====================================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                              $    144,135            249,617
   Accounts payable                                                       141,382            141,618
   Accrued expenses and other liabilities
      Salaries and benefits                                                60,031             60,858
      Income taxes                                                         58,722             54,648
      Other taxes                                                          55,873             47,763
      Interest                                                             72,023             67,379
      Other                                                                15,322             18,875
   Advance billings and customer deposits                                  53,810             50,860
----------------------------------------------------------------------------------------------------
         Total current liabilities                                        601,298            691,618
----------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                          2,709,399          2,762,019
----------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                    956,234            933,551
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 129,906,944 and 132,373,912 shares            129,907            132,374
   Paid-in capital                                                        113,206            222,205
   Accumulated other comprehensive loss, net of tax                       (12,304)            (8,334)
   Retained earnings                                                    3,204,323          3,055,545
   Preferred stock - non-redeemable                                         7,975              7,975
----------------------------------------------------------------------------------------------------
         Total stockholders' equity                                     3,443,107          3,409,765
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                         $  7,710,038          7,796,953
====================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six months
                                                                                ended June 30,
--------------------------------------------------------------------------------------------------
                                                                            2005             2004
--------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                        $    164,734          166,563
   Adjustments to reconcile net income to net cash provided
    by operating activities:
      Depreciation and amortization                                       262,627          257,743
      Income from unconsolidated cellular entity                           (2,037)          (4,185)
      Deferred income taxes                                                25,947           57,038
      Changes in current assets and current liabilities:
         Accounts receivable                                                7,860           15,988
         Accounts payable                                                    (236)          24,612
         Accrued income and other taxes                                    12,184           (5,722)
         Other current assets and other current liabilities, net             (854)          (2,608)
   Retirement benefits                                                     12,517           17,863
   Increase in other noncurrent assets                                     (1,477)         (17,909)
   Decrease in other noncurrent liabilities                                  (584)          (3,544)
   Other, net                                                              (1,768)          (2,481)
--------------------------------------------------------------------------------------------------

      Net cash provided by operating activities                           478,913          503,358
--------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                            (176,914)        (156,014)
   Acquisitions, net of cash acquired                                     (73,152)          (2,000)
   Distributions from unconsolidated cellular entity                        2,339            4,233
   Other, net                                                              (2,955)          (3,301)
--------------------------------------------------------------------------------------------------

      Net cash used in investing activities                              (250,682)        (157,082)
--------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                                      (511,625)        (162,724)
   Net proceeds from issuance of debt                                     344,173                -
   Proceeds from issuance of common stock                                  20,457            7,158
   Repurchase of common stock                                            (530,700)        (283,880)
   Settlement of equity units                                             398,164                -
   Cash dividends                                                         (15,956)         (16,289)
   Other, net                                                                 503            2,664
--------------------------------------------------------------------------------------------------

      Net cash used in financing activities                              (294,984)        (453,071)
--------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                 (66,753)        (106,795)

Cash and cash equivalents at beginning of period                          167,215          203,181
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                           $    100,462           96,386
==================================================================================================

Supplemental cash flow information:
   Income taxes paid                                                 $     87,013           71,067
==================================================================================================
   Interest paid (net of capitalized interest of $1,281 and $235)    $     96,347          105,756
==================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                  Six months
                                                                                ended June 30,
--------------------------------------------------------------------------------------------------
                                                                             2005            2004
--------------------------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
COMMON STOCK
   Balance at beginning of period                                    $     132,374         144,364
   Issuance of common stock through dividend reinvestment,
     incentive and benefit plans                                             1,061             492
   Issuance of common stock upon settlement of equity units                 12,881               -
   Repurchase of common stock                                              (16,409)         (9,863)
--------------------------------------------------------------------------------------------------
   Balance at end of period                                                129,907         134,993
--------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
   Balance at beginning of period                                          222,205         576,515
   Issuance of common stock through dividend
     reinvestment, incentive and benefit plans                              19,396           6,666
   Issuance of common stock upon settlement of equity units                385,283               -
   Repurchase of common stock                                             (514,291)       (274,017)
   Amortization of unearned compensation and other                             613           1,083
--------------------------------------------------------------------------------------------------
   Balance at end of period                                                113,206         310,247
--------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
   Balance at beginning of period                                           (8,334)              -
   Change in other comprehensive loss, net of tax                           (3,970)           (507)
--------------------------------------------------------------------------------------------------
   Balance at end of period                                                (12,304)           (507)
--------------------------------------------------------------------------------------------------

RETAINED EARNINGS
   Balance at beginning of period                                        3,055,545       2,750,162
   Net income                                                              164,734         166,563
   Cash dividends declared
      Common stock - $.12 and $.115 per share, respectively                (15,757)        (16,090)
      Preferred stock                                                         (199)           (199)
--------------------------------------------------------------------------------------------------
   Balance at end of period                                              3,204,323       2,900,436
--------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
   Balance at beginning of period                                                -            (500)
   Release of ESOP shares                                                        -             500
--------------------------------------------------------------------------------------------------
   Balance at end of period                                                      -               -
--------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
   Balance at beginning and end of period                                    7,975           7,975
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                           $   3,443,107       3,353,144
==================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

      The financial information for the three months and six months ended June 30, 2005 and 2004 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)      Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill and other intangible assets as of June 30, 2005 and December 31, 2004:

                                                        June 30,       Dec. 31,
                                                          2005           2004
--------------------------------------------------------------------------------
                                                        (Dollars in thousands)

Goodwill                                            $  3,444,198      3,433,864
--------------------------------------------------------------------------------

Intangible assets subject to amortization
  Customer base
      Gross carrying amount                         $     22,700         22,700
      Accumulated amortization                            (4,512)        (3,756)
--------------------------------------------------------------------------------
      Net carrying amount                           $     18,188         18,944
================================================================================

Contract rights
      Gross carrying amount                         $      4,187          4,187
      Accumulated amortization                            (1,163)          (465)
--------------------------------------------------------------------------------
      Net carrying amount                           $      3,024          3,722
================================================================================

Intangible asset not subject to
  amortization - franchise costs                    $     35,300         35,300
--------------------------------------------------------------------------------

      The increase in goodwill is due to the Company's acquisition of metro fiber assets on June 30, 2005. See Note 7 for additional information.

      Total amortization expense related to the intangible assets subject to amortization for the first six months of 2005 was $1.5 million and is expected to be $2.9 million annually through 2006, $2.4 million in 2007 and $1.5 million annually thereafter through 2009.

(3)      Postretirement Benefits

      The Company sponsors health care plans that provide postretirement benefits to qualified retired employees.

      Net periodic postretirement benefit cost for the three months and six months ended June 30, 2005 and 2004 included the following components:

                                                           Three months               Six months
                                                          ended June 30,            ended June 30,
--------------------------------------------------------------------------------------------------
                                                         2005       2004           2005       2004
--------------------------------------------------------------------------------------------------
                                                                   (Dollars in thousands)

Service cost                                      $     1,480      1,654          3,145      3,308
Interest cost                                           4,130      4,572          8,359      9,144
Expected return on plan assets                           (643)      (616)        (1,220)    (1,232)
Amortization of unrecognized actuarial loss               769      1,123          1,458      2,246
Amortization of unrecognized prior service cost          (451)      (938)          (938)    (1,876)
--------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost          $     5,285      5,795         10,804     11,590
==================================================================================================

      The Company contributed $6.4 million to its postretirement health care plan in the first six months of 2005 and expects to contribute approximately $13 million for the full year.


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

      Net periodic pension expense for the three months and six months ended June 30, 2005 and 2004 included the following components:

                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
--------------------------------------------------------------------------------------------------
                                                         2005       2004          2005       2004
--------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Service cost                                      $     3,804      3,703         7,679       8,170
Interest cost                                           6,200      5,856        12,012      13,195
Expected return on plan assets                         (7,357)    (7,076)      (14,613)    (14,152)
Settlements                                                 -          -             -       1,093
Recognized net losses                                   1,816      1,472         3,133       3,966
Net amortization and deferral                              89         61           167         420
--------------------------------------------------------------------------------------------------
Net periodic pension expense                      $     4,552      4,016         8,378      12,692
==================================================================================================

      Currently, the Company does not expect to make any contributions to its pension plans for 2005.


(5)      Long-term Debt

      In May 2002, the Company issued and sold in an underwritten public offering $500 million of equity units, each of which were priced at $25 and consisted initially of a beneficial interest in a CenturyTel senior unsecured note (Series J, due 2007 and remarketable in 2005) with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. Each purchase contract generally required the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock on May 16, 2005 in exchange for $25, subject to certain adjustments and exceptions.

      In February 2005, the Company remarketed substantially all of its $500 million of outstanding Series J senior notes due 2007 (the notes described above), at an interest rate of 4.628%. The Company received no proceeds in connection with the remarketing as all net proceeds were placed into a trust to secure the equity unit holders' obligation to purchase common stock from the Company on May 16, 2005. In connection with the remarketing, the Company purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. The Company incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

      Between April 15, 2005 and May 4, 2005, the Company repurchased and cancelled an aggregate of approximately 4.1 million of its equity units in privately-negotiated transactions with six institutional holders at an average price of $25.18 per unit. The remaining 15.9 million equity units outstanding on May 16, 2005 were settled in stock in accordance with the terms and conditions of the purchase contract that formed a part of such unit. Accordingly, on May 16, 2005, the Company received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares in the aggregate. See Note 6 for information on the Company's accelerated share repurchase program designed to mitigate the dilutive impact of issuing these 12.9 million shares.


(6)      Accelerated Share Repurchase Program

      In late May 2005, the Company entered into accelerated share repurchase agreements with three investment banks whereby the Company repurchased and retired approximately 12.9 million shares of its common stock for an aggregate of $416.5 million (or an initial average price of $32.34 per share). Such purchase was funded using the proceeds received from the settlement of the equity units mentioned in Note 5 and from cash on hand. As part of the accelerated share repurchase transaction, the Company simultaneously entered into a forward contract with the investment banks whereby the investment banks are expected to purchase 12.9 million shares of the Company's common stock during the term of the contract. At the end of the repurchase period, the Company will, at its option, either issue shares of its common stock or pay cash to each investment bank if the investment bank's weighted average purchase price during the repurchase period is higher than the initial purchase price. If the investment bank's weighted average purchase price is lower than the initial purchase price, the investment bank will pay the Company either in shares of CenturyTel common stock or cash (at the Company's option).

      Pursuant to Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company believes that the forward contract described above qualifies for equity classification and, accordingly, the fair value of the forward contract (which was zero at inception) was recorded in equity. Subsequent changes in the fair value of the forward contract have not and will not be recorded until settlement of the contract (but will be reflected in the calculation of diluted earnings per share, as indicated immediately below). The Company expects to settle the contract by year end 2005, at which time the settlement amount will be recorded as an adjustment to equity.

      In connection with calculating its diluted earnings per share, the Company assumed the accelerated share repurchase market price adjustment will be settled through the issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at June 30, 2005 was included in the weighted average shares outstanding for the computation of diluted earnings per share for the periods ended June 30, 2005.


(7)      Acquisition

      On June 30, 2005, the Company acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. for approximately $73.2 million, subject to additional purchase price adjustments which are not expected to be material. The assets acquired and liabilities assumed have been reflected in the Company's consolidated balance sheet as of June 30, 2005 based on a preliminary purchase price allocation. The Company expects to finalize such preliminary purchase price allocation by September 30, 2005. The results of operations related to these assets purchased will be reflected in the Company's consolidated results of operations beginning in the third quarter of 2005.


(8)      Stock-based Compensation

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

      If compensation cost for CenturyTel's options had been recognized in accordance with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and six months ended June 30, 2005 and 2004 would have been as follows:

                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
--------------------------------------------------------------------------------------------------
                                                         2005       2004          2005        2004
--------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands,
                                                                 except per share amounts)
Net income, as reported                           $    85,118     83,284       164,734     166,563
Less: Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax                              $    (1,685)    (1,337)       (5,903)     (5,627)
--------------------------------------------------------------------------------------------------
Pro forma net income                              $    83,433     81,947       158,831     160,936
==================================================================================================

Basic earnings per share
    As reported                                   $       .65        .60          1.25        1.19
    Pro forma                                     $       .64        .59          1.21        1.15
Diluted earnings per share
    As reported                                   $       .64        .59          1.23        1.16
    Pro forma                                     $       .63        .58          1.18        1.13
--------------------------------------------------------------------------------------------------

      See Note 10 for information concerning the requirement to recognize the fair value of stock options as an expense in future financial statements of the Company.


(9)      Business Segments

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

                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
--------------------------------------------------------------------------------------------------
                                                         2005       2004          2005        2004
--------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Local service                                     $   177,265    180,142       354,250     358,200
Network access                                        239,404    245,515       469,682     486,472
Long distance                                          44,443     45,727        91,958      90,316
Data                                                   76,049     68,169       148,955     133,797
Fiber transport and CLEC                               21,636     18,321        41,879      35,753
Other                                                  47,616     45,681        94,971      92,721
--------------------------------------------------------------------------------------------------
Total operating revenues                          $   606,413    603,555     1,201,695   1,197,259
==================================================================================================

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

      Long distance revenues relate to the provision of retail long distance services to the Company's customers.

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


(10)     Accounting Pronouncement

      The Company has elected to account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as allowed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in exchange for the issuance of stock options. SFAS 123(R) requires the Company to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Under SFAS 123(R), such cost must be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. Pursuant to an April 2005 ruling from the Securities and Exchange Commission, SFAS 123(R) will initially apply to the Company beginning in the first quarter of 2006. In accordance with SFAS 123(R), compensation cost will also be recognized over the applicable remaining vesting period for any awards that are not fully vested as of January 1, 2006.


(11)     Commitments and Contingencies

      The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. As of June 30, 2005, the amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the combined 2001/2002 and 2003/2004 monitoring periods aggregated approximately
$63 million. The settlement period related to (i) the 2001/2002 monitoring period lapses on September 30, 2005 and (ii) the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any proceedings that could impact its entitlement to these funds, and may recognize as revenue some or all of the amounts reflected as a liability at the end of the applicable settlement period or as the legal status becomes more certain.

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

                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results of operations which might be expected for the entire year.

      CenturyTel, Inc. and its subsidiaries (the "Company") is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services to customers in 26 states. The Company derives its revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both dial-up and DSL Internet services, as well as special access circuits and local private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. For additional information on the Company's revenue sources, see Note 9 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

      In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; the Company's ability to successfully negotiate collective bargaining agreements on reasonable terms; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1 to the Company's Form 10-K for the year ended December 31, 2004. You should be aware that new factors may emerge from time to time and it is not possible for management to identify all such factors, nor can it predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                    Three Months Ended June 30, 2005 Compared
                       to Three Months Ended June 30, 2004

      Net income was $85.1 million and $83.3 million for the second quarter of 2005 and 2004, respectively. Diluted earnings per share for the second quarter of 2005 and 2004 was $.64 and $.59, respectively.

                                                                  Three months
                                                                 ended June 30,
----------------------------------------------------------------------------------
                                                             2005             2004
----------------------------------------------------------------------------------
                                                             (Dollars, except per
                                                              share amounts, and
                                                              shares in thousands)
Operating income                                      $   185,882          189,911
Interest expense                                          (49,647)         (53,089)
Income from unconsolidated cellular entity                    724            2,126
Other income (expense)                                      1,220           (3,811)
Income tax expense                                        (53,061)         (51,853)
----------------------------------------------------------------------------------
Net income                                            $    85,118           83,284
==================================================================================

Basic earnings per share                              $       .65              .60
==================================================================================

Diluted earnings per share                            $       .64              .59
==================================================================================

Average basic shares outstanding                          130,299          138,066
==================================================================================

Average diluted shares outstanding                        135,345          142,968
==================================================================================

      Operating income decreased $4.0 million as a $2.9 million (0.5%) increase in operating revenues was more than offset by a $6.9 million (1.7%) increase in operating expenses.

      The Company anticipates its net income for 2005 will be adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues,
(ii) declines in access lines, (iii) incremental amortization and operating expenses related to the new billing and customer care system and (iv) expenses associated with rolling out the Company's new video and wireless service initiatives. See below for additional information.


Operating Revenues

                                                                   Three months
                                                                  ended June 30,
------------------------------------------------------------------------------------
                                                               2005            2004
------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Local service                                         $   177,265            180,142
Network access                                            239,404            245,515
Long distance                                              44,443             45,727
Data                                                       76,049             68,169
Fiber transport and CLEC                                   21,636             18,321
Other                                                      47,616             45,681
------------------------------------------------------------------------------------
                                                      $   606,413            603,555
====================================================================================


      The $2.9 million (1.6%) decrease in local service revenues is primarily due to a $3.9 million decrease due to a 3.1% decline in the average number of access lines and a $2.1 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by a $2.4 million increase due to the provision of custom calling features to more customers and a $1.3 million increase due to the mandated implementation of extended area calling plans in certain areas.

      Access lines declined 25,200 (1.1%) during the second quarter of 2005 compared to a decline of 15,900 (0.7%) in the second quarter of 2004. The Company believes the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects access lines to decline between 3.0 and 4.0% for 2005.

      Network access revenues decreased $6.1 million (2.5%) in the second quarter of 2005 primarily due to (i) a $2.7 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services and the mandated implementation of extended area calling plans in certain areas) and (ii) a $2.9 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients. Both the second quarters of 2005 and 2004 included over $6 million of revenues attributable to the recognition of prior year revenues. The Company believes that intrastate minutes will continue to decline in 2005, although the magnitude of such decrease cannot be precisely estimated.

      Of the $1.3 million (2.8%) decrease in long distance revenues, $3.8 million was due to a decrease in the accrual for unbilled toll revenue. The offsetting $2.5 million increase in long distance revenues was due to growth in the Company's retail long distance operations (comprised of a $6.2 million revenue increase due to a 13% increase in minutes of use which was partially offset by a $4.2 million decrease attributable to lower average rates charged by the Company).

      Data revenues increased $7.9 million (11.6%) due primarily to a $6.1 million increase in Internet revenues due to growth in the number of DSL customers and a $2.4 million increase in data revenues due to an increase in the number of high-capacity circuits provided.

      Fiber transport and CLEC revenues increased $3.3 million (18.1%), all of which was attributable to growth in the number of customers in the Company's fiber transport business.

      Other revenues increased $1.9 million (4.2%) primarily due to a $1.1 million increase in directory revenues.


Operating Expenses

                                                                Three months
                                                               ended June 30,
---------------------------------------------------------------------------------
                                                            2005            2004
---------------------------------------------------------------------------------
                                                           (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                      $   194,873         190,226
Selling, general and administrative                        95,206          92,667
Depreciation and amortization                             130,452         130,751
---------------------------------------------------------------------------------
                                                      $   420,531         413,644
=================================================================================

      Cost of services and products increased $4.6 million (2.4%) primarily due to (i) a $3.9 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers; (ii) a $3.2 million increase in access expense and (iii) a $2.9 million increase in salaries and benefits. Such increases were partially offset by a $3.5 million decrease in repairs and maintenance expense and a $1.0 million decrease in expenses associated with the Company's long distance operations.

      Selling, general and administrative expenses increased $2.5 million
(2.7%) due to (i) a $1.8 million increase in costs associated with growth in the Company's Internet business, (ii) a $1.8 million increase in bad debt expense,
(iii) a $1.3 million increase in salaries and benefits and (iv) a $910,000 increase in information system expenses. Such increases were substantially offset by a $3.7 million decrease in operating taxes and a $1.8 million decrease in costs associated with the Company's Sarbanes-Oxley internal controls compliance effort.

      Depreciation and amortization decreased $299,000. Increases in depreciation expense included a $5.0 million increase due to higher levels of plant in service and a $2.1 million increase associated with amortization of the Company's new billing system. Such increases were offset by a $4.0 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $3.0 million one-time adjustment recorded in the second quarter of 2004 related to the depreciation of fixed assets associated with the Company's new billing system.


Interest Expense

      Interest expense decreased $3.4 million (6.5%) in the second quarter of 2005 compared to the second quarter of 2004. A $4.4 million reduction due to decreased average debt outstanding was partially offset by a $1.8 million increase due to higher average interest rates. In addition, the second quarter of 2004 included a $1.0 million charge related to the prepayment of the Company's Series B senior notes.


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity (which represents the Company's share of income from its 49% interest in a cellular partnership) was $724,000 and $2.1 million in the second quarter of 2005 and 2004, respectively.


Other Income (Expense)

      Other income (expense) was $1.2 million of income for the second quarter of 2005 compared to $3.8 million of expense for the second quarter of 2004. The second quarter of 2004 included a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of the Company's Series B senior notes in May 2004. Interest income increased $1.5 million in the second quarter of 2005 compared to the second quarter of 2004 primarily due to higher average cash balances.


Income Tax Expense

      The effective income tax rate was 38.4% for the three months ended June 30, 2005 and 2004.

                              RESULTS OF OPERATIONS

                     Six months Ended June 30, 2005 Compared
                        to Six months Ended June 30, 2004

      Net income was $164.7 million and $166.6 million for the first six months of 2005 and 2004, respectively. Diluted earnings per share for the six months ended June 30, 2005 was $1.23 compared to $1.16 during the first six months of 2004.

                                                                Six  months
                                                               ended June 30,
---------------------------------------------------------------------------------
                                                           2005             2004
---------------------------------------------------------------------------------
                                                           (Dollars, except per
                                                             share amounts, and
                                                            shares in thousands)
Operating income                                     $   362,742          373,468
Interest expense                                        (102,272)        (105,632)
Income from unconsolidated cellular entity                 2,037            4,185
Other income (expense)                                     2,755           (1,507)
Income tax expense                                      (100,528)        (103,951)
---------------------------------------------------------------------------------
Net income                                           $   164,734          166,563
=================================================================================

Basic earnings per share                             $      1.25             1.19
=================================================================================

Diluted earnings per share                           $      1.23             1.16
=================================================================================

Average basic shares outstanding                         131,241          140,325
=================================================================================

Average diluted shares outstanding                       136,257          145,197
=================================================================================

      Operating income decreased $10.7 million (2.9%) as a $4.4 million (0.4%) increase in operating revenues was more than offset by a $15.2 million (1.8%) increase in operating expenses.

      The Company anticipates its net income for 2005 will be adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues, (ii) declines in access lines, (iii) incremental amortization and operating expenses related to the new billing and customer care system, and
(iv) expenses associated with rolling out the Company's new video and wireless initiatives. See below for additional information.


Operating Revenues

                                                                Six months
                                                              ended June 30,
---------------------------------------------------------------------------------
                                                         2005               2004
---------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Local service                                      $   354,250            358,200
Network access                                         469,682            486,472
Long distance                                           91,958             90,316
Data                                                   148,955            133,797
Fiber transport and CLEC                                41,879             35,753
Other                                                   94,971             92,721
---------------------------------------------------------------------------------
                                                   $ 1,201,695          1,197,259
=================================================================================


      The $4.0 million (1.1%) decrease in local service revenues is primarily due to a $7.2 million decrease due to a 2.9% decline in the average number of access lines and a $3.8 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by a $5.2 million increase due to the provision of custom calling features to more customers and a $2.6 million increase due to the mandated implementation of extended area calling plans in certain areas.

      Access lines declined 40,300 (1.8%) during the first six months of 2005 compared to a decline of 25,600 (1.1%) in the first six months of 2004. The Company believes the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects access lines to decline between 3.0 and 4.0% for 2005.

      Network access revenues decreased $16.8 million (3.5%) in the first six months of 2005 primarily due to a $7.7 million decrease in intrastate access revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services and the mandated implementation of extended area calling plans in certain areas). The Company believes that intrastate minutes will continue to decline in 2005, although the magnitude of such decrease is uncertain. The decline in network access revenues was also impacted by (i) a $6.4 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients and (ii) a $4.0 million decline in revenues attributable to the recognition of prior year revenues.

      The $1.6 million (1.8%) increase in long distance revenues was primarily due to growth in the Company's retail long distance operations. An $11.7 million revenue increase due primarily to a 12% increase in minutes of use was partially offset by a $6.7 million decrease caused by lower average rates charged by the Company and a $3.8 million decrease in the accrual for unbilled toll revenue.

      Data revenues increased $15.2 million (11.3%) due primarily to an $11.2 million increase in Internet revenues due to growth in the number of DSL customers and a $5.0 million increase in data revenues due to an increase in the number of high-capacity circuits provided.

      Fiber transport and CLEC revenues increased $6.1 million (17.1%) due principally to a $5.5 million increase in revenues attributable to growth in the number of customers in the Company's fiber transport business.

      Other revenues increased $2.3 million (2.4%) during the first six months of 2005 primarily due to a $1.9 million increase in directory revenues.


Operating Expenses

                                                                Six months
                                                              ended June 30,
---------------------------------------------------------------------------------
                                                          2005              2004
---------------------------------------------------------------------------------
                                                          (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                     $   386,866          371,775
Selling, general and administrative                      189,460          194,273
Depreciation and amortization                            262,627          257,743
---------------------------------------------------------------------------------
                                                     $   838,953          823,791
=================================================================================

      Cost of services and products increased $15.1 million (4.1%) primarily due to (i) an $8.1 million increase in expenses associated with the Company's Internet operations due to an increase in the number of customers, (ii) a $7.6 million increase in access expense (of which $3.1 million was attributable to a one-time credit recorded in the first quarter of 2004) and (iii) a $4.1 million increase in costs associated with growth in the Company's fiber transport business. Such increases were partially offset by a $5.9 million decrease in expenses caused by the Company settling certain pole attachment disputes in the first quarter of 2005 for amounts less than those previously accrued.

      Selling, general and administrative expenses decreased $4.8 million
(2.5%) primarily due to (i) a $4.5 million reduction in bad debt expense, (ii) a $3.5 million decrease in operating taxes and (iii) a $1.7 million decrease in costs associated with the Company's Sarbanes-Oxley internal controls compliance effort. Such decreases were partially offset by a $3.4 million increase in costs associated with growth in the Company's Internet business and a $2.0 million increase in costs associated with growth in the Company's long distance business.

      Depreciation and amortization increased $4.9 million (1.9%) primarily due to a $10.1 million increase due to higher levels of plant in service and a $4.4 million increase associated with amortization of the Company's new billing system. Such increases were offset by a $7.3 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $3.0 million one-time adjustment recorded in the second quarter of 2004 related to the depreciation of fixed assets associated with the Company's new billing system.

Interest Expense

      Interest expense decreased $3.4 million (3.2%) in the first six months of 2005 compared to the first six months of 2004 as an $8.5 million reduction due primarily to a decrease in average debt outstanding was partially offset by a $4.7 million increase due to higher average interest rates.

Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity (which represents the Company's share of income from its 49% interest in a cellular partnership) was $2.0 million and $4.2 million for the first six months of 2005 and 2004, respectively.

Other Income (Expense)

      Other income (expense) was $2.8 million of income for the first six months of 2005, compared to $1.5 million of expense for the first six months of 2004. The first six months of 2005 included a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of Series J notes. The first six months of 2005 was favorably impacted by $3.2 million of non-recurring interest income related to the settlement of various income tax audits. The first six months of 2004 included a one-time $3.6 million charge related to the prepayment of the Company's Series B senior notes.

Income Tax Expense

      The effective income tax rate was 37.9% and 38.4% for the six months ended June 30, 2005 and 2004, respectively. Income tax expense for 2005 was reduced by approximately $1.3 million in the first quarter of 2005 as a result of the settlement of various income tax audits.



                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $478.9 million during the first six months of 2005 compared to $503.4 million during the first six months of 2004. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

      Net cash used in investing activities was $250.7 million and $157.1 million for the six months ended June 30, 2005 and 2004, respectively. Payments for property, plant and equipment were $20.9 million more in the first six months of 2005 than in the comparable period during 2004. Revised budgeted capital expenditures for 2005 total approximately $425 million, reflecting additional budgeted expenditures related to growth in the Company's DSL business and the expansion of LightCore's operations. On June 30, 2005, the Company paid approximately $73.2 million to acquire fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc.

      Net cash used in financing activities was $295.0 million during the first six months of 2005 compared to $453.1 million during the first six months of 2004. In accordance with previously announced stock repurchase programs, the Company repurchased 16.4 million shares (for $530.7 million) and 9.9 million shares (for $283.9 million) in the first six months of 2005 and 2004, respectively. The 2005 repurchases include 12.9 million shares repurchased (for an initial price of $416.5 million) under accelerated share repurchase agreements (see below and Note 6 for additional information). See Part II, Item 2, of this quarterly report for additional information related to the 2005 repurchases.

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

      On May 16, 2005, upon settlement of 15.9 million of its outstanding equity units, the Company received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares. In late May 2005, the Company entered into accelerated share repurchase agreements with investment banks whereby the Company repurchased and retired 12.9 million shares of common stock for an aggregate of $416.5 million, the proceeds of which came from the settlement of the equity units mentioned above and cash on hand. Under these agreements, the investment banks are currently repurchasing CenturyTel shares in the open market. At the end of the repurchase period, the Company anticipates that it may receive from, or be required to pay, the investment banks a price adjustment in cash or stock based principally upon the actual cost of the shares to be repurchased by the investment banks. For additional information, see (i)
Note 6 to the Company's financial statements included in Item 1 of Part I of this quarterly report and (ii) Item 2 of Part II of this quarterly report.

      The following table contains certain information concerning the Company's material contractual obligations as of June 30, 2005.

                                                Payments due by period
-------------------------------------------------------------------------------------------
Total contractual                       Less than                                   After
   obligations               Total        1 year      1-3 years     4-5 years      5 years
-------------------------------------------------------------------------------------------
                                               (Dollars in thousands)
Long-term debt,
 including current
 maturities and capital
 lease obligations        $2,853,534       144,135      646,708 (1)    65,846     1,996,845

Interest on long-term
 debt obligations         $1,827,559       182,594      333,697       293,988     1,017,280
-------------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

      In March 2005, the Company secured a new five-year, $750 million revolving credit facility to replace its $533 million credit facility which was set to expire in July 2005. Up to $150 million of the facility can be used for letters of credit, which reduces the amount available for other extensions of credit. As of June 30, 2005, the Company had no amounts outstanding under its new credit facility. The Company's telephone subsidiaries also had available for use $123.0 million of commitments for long-term financing from the Rural Utilities Service and the Rural Telephone Bank. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under its credit facility. At June 30, 2005, the Company had no commercial paper outstanding under such program. At June 30, 2005, the Company held over $100 million of cash and cash equivalents.



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

      If the Company's regulated operations ceased to qualify for the application of SFAS 71, the Company does not expect to record an impairment charge related to the carrying value of the property, plant and equipment of its regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, the Company would be required to revise the depreciable lives of its property, plant and equipment to reflect the estimated useful lives of the assets. The Company does not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on the Company's results of operations. For regulatory purposes, the accounting and reporting of the Company's telephone subsidiaries would not be affected by the discontinued application of SFAS 71.


Recent Product Developments

      During the first half of 2005, the Company began offering co-branded satellite television service across select markets, and hopes to commercially offer this service as part of its bundled product offerings by the end of the third quarter of 2005. The Company also hopes to begin commercial reselling of wireless service as part of its bundled product offerings in the coming months. In addition, the Company is continuing to develop a facilities-based video trial in LaCrosse, Wisconsin.


Regulatory Developments

      In April 2005, the Louisiana Public Service Commission ("LPSC") adopted an order that will transfer the existing $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund ("SUSF") effective August 31, 2005. The order was amended by the LPSC in May 2005. The Company currently receives approximately $21 million from the LOS Fund each year. The SUSF will expand the base of contributors to all telecommunications service providers operating in the state. In June 2005, two telecommunications service providers served the LPSC with an appeal of the SUSF. As such, there is no assurance that the SUSF will remain as adopted by the LPSC or that funding levels will remain at current levels.

      In March 2005, Level 3 Communications, Inc. withdrew its petition requesting the FCC to forbear from imposing interstate or intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. All other proposed rulemaking on Internet telephony discussed in the Company's annual report on Form 10-K for the year ended December 31, 2004 remains pending.



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

      At June 30, 2005, the fair value of the Company's long-term debt was estimated to be $2.9 billion based on the overall weighted average rate of the Company's long-term debt of 6.5% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 65 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $119.2 million decrease in fair value of the Company's long-term debt at June 30, 2005. As of June 30, 2005, after giving effect to interest rate swaps currently in place, approximately 82% of the Company's long-term debt obligations were fixed rate.

      The Company seeks to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time, the Company uses derivative instruments to (i) lock-in or swap its exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. The Company does not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews the Company's exposure to interest rate fluctuations and endeavors to implement strategies to manage the exposure.

      At June 30, 2005, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At June 30, 2005, the Company realized a blended rate under these hedges of 7.3%. Interest expense was reduced by $1.6 million during the first six months of 2005 as a result of these hedges. The aggregate fair market value of these hedges was $1.4 million at June 30, 2005 and is reflected both as an asset and as an increase in the Company's underlying long-term debt on the June 30, 2005 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $13.9 million decrease in the fair value of these hedges at June 30, 2005, and would also increase the Company's interest expense.

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

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of June 30, 2005.



                                     Item 4.
                                CenturyTel, Inc.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of June 30, 2005. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

      In early February 2005, the Company announced that its board of directors approved a repurchase program that will allow the Company to repurchase up to an aggregate of $200 million of either its common stock or equity units prior to December 31, 2005. In addition, in late May 2005, the Company announced the repurchase of approximately 12.9 million shares of its common stock under an accelerated share repurchase program with certain investment banks at an initial average share price of $32.34, which is subject to a future price adjustment based principally upon the actual cost of the shares to be repurchased by the investment banks. See Note 6 to the Company's financial statements included in
Item 1 of Part I of this quarterly report.

      The following table reflects all of the Company's repurchases of its common stock during the second quarter of 2005. Except for those shares repurchased by the Company from investment banks in late May under the accelerated share repurchase program, all of these repurchases were effected in open-market transactions in accordance with the above-described programs announced in February and May 2005.

                                                                  Total          Approximate
                                                               Number of        Dollar Value
                                                                 Shares         of Shares (or
                                                              Purchased as       Units) that
                                                            Part of Publicly     May Yet Be
                             Total Number                      Announced          Purchased
                               of Shares    Average Price       Plans or       Under the Plans
Period                         Purchased      Per Share         Programs         or Programs*
---------------------------------------------------------------------------------------------

April 1 - April 30, 2005                -    $      -                  -       $  139,969,473
May 1 - May 31, 2005           14,628,779    $  32.17         14,628,779       $   85,973,439
June 1 - June 30, 2005                  -    $      -                  -       $   85,973,439
                              -----------                    -----------
Total                          14,628,779    $  32.17         14,628,779       $   85,973,439
                              ===========                     ==========

* Reflects the approximate dollar value of shares that remain available for purchase under the Company's $200 million repurchase program announced in February 2005; the Company's purchase of approximately 12.9 million shares in late May 2005 depleted the Company's authorization to purchase shares under its accelerated share repurchase program. The Company does not expect to resume purchasing shares under its $200 million repurchase program until the investment banks complete their pending share repurchases.


                                * * * * * * * * *


      As of July 31, 2005, the investment banks that sold approximately 12.9 million shares to the Company in late May 2005 under accelerated share repurchase agreements had repurchased approximately 35% of these 12.9 million shares at a weighted average price per share of approximately $33.96.

      Between April 15, 2005 and May 4, 2005, the Company repurchased the following amounts of its equity units in privately-negotiated transactions with six institutional holders:


                             Total Number                          Total Amount
                              of Units        Average Price          Paid for
Period                        Purchased         Per Unit               Units
-------------------------------------------------------------------------------

April 1 - April 30, 2005       2,503,160       $  25.30           $  63,324,720
May 1 - May 31, 2005           1,569,728       $  25.00           $  39,243,200
June 1 - June 30, 2005                 -       $      -                       -
                             -----------                           ------------
Total                          4,072,888       $  25.18           $ 102,567,920
                             ===========                           ============



Item 4.      Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------

      At the Company's annual meeting of shareholders on May 12, 2005, the shareholders elected four Class II directors to serve until the 2008 annual meeting of shareholders and until their successors are duly elected and qualified.

      The following number of votes were cast for or were withheld from the following nominees:

        Class II Nominees                   For                   Withheld
      ---------------------             -----------              ----------
      Virginia Boulet                   186,607,632              11,462,000
      Calvin Czeschin                   181,301,463              16,768,169
      James B. Gardner                  183,869,364              14,200,268
      Gregory J. McCray                 187,444,207              10,625,425

      The Class I and Class III directors whose terms continued after the meeting are:

         Class I                          Class III
      --------------------              ---------------
      William R. Boles, Jr.             Fred R. Nichols
      W. Bruce Hanks                    Harvey P. Perry
      C. G. Melville, Jr.               Jim D. Reppond
      Glen F. Post, III                 Joseph R. Zimmel


      The following represents the votes cast by the shareholders for each of the following proposals:

   (i) to ratify the appointment of KPMG LLP as independent auditor for 2005:

                                      For                 182,034,480
                                      Against              10,727,098
                                      Abstain               5,308,054

   (ii)   to approve the Company's 2005 Management Incentive
          Compensation Plan:

                                      For                 151,091,955
                                      Against              28,056,736
                                      Abstain               2,420,723
                                      Broker Non-Vote      16,500,218

   (iii) to approve the Company's 2005 Directors Stock Plan:

                                      For                 149,744,307
                                      Against              29,259,526
                                      Abstain               2,561,168
                                      Broker Non-Vote      16,504,631

   (iv) to approve the Company's 2005 Executive Officer Short-Term Incentive Program

                                      For                 164,547,928
                                      Against              28,130,794
                                      Abstain               2,712,073
                                      Broker Non-Vote       2,678,837


Item 6.  Exhibits and Reports on Form 8-K


   A.    Exhibits
         --------

         11     Computations of Earnings Per Share.

         31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Registrant's Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   B.    Reports on Form 8-K
         -------------------

         The following item was reported in the Form 8-K filed April 4, 2005:

         Item 8.01. Other Events - Abandonment of proposed consent solicitation related to the Registrant's equity units.


         The following items were reported in the Form 8-K filed April 28, 2005:

         Items 2.02  Results of Operations and Financial Condition and
         and 9.01 Financial Statements and Exhibits- News release announcing first quarter 2005 operating results.


         The following items were reported in the Form 8-K filed May 13, 2005:

         Items 1.01, (i) Entry into Material Definitive Agreement, (ii)
         5.02 and    Departure of Directors or Principal  Officers; Election
         9.01        of Directors; Appointment of Principal Officers and
                     (iii) Financial Statements and Exhibits - Shareholder approval of items discussed in Registrant's Proxy
                     Statement; and retirement of two board members, election of new board member and reduction in size of board of directors.


         The following items were reported in the Form 8-K filed May 16, 2005:

         Items 8.01  Other Events - News release announcing settlement of equity units.


         The following items were reported in the Form 8-K filed June 1, 2005:


         Items 1.01, (i) Entry into Material Definitive Agreement, (ii)
         8.01 and    Other Events and (iii) Financial  Statements and
         9.01        Exhibits - Entry into accelerated share repurchase
                     agreements with certain investment banks; repurchase of approximately 12.9 million shares of Registrant's common stock for an initial price of approximately
                     $416.5 million; and news release announcing above.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CenturyTel, Inc.


Date: August 8, 2005                         /s/ Neil A. Sweasy
                                             --------------------------
                                             Neil A. Sweasy
                                             Vice President and Controller
                                             (Principal Accounting Officer)