Form 10-Q
period 2005-09-30
CENTURYTEL INC
filed 2005-11-09
CIK 18926

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2005

                                       or

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

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                                    [ ] Yes    [X] No

   As of October 31, 2005, there were 130,993,497 shares of common stock outstanding.

                                CenturyTel, Inc.


                                TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
Part I.      Financial Information:

       Item 1.  Financial Statements

             Consolidated Statements of Income--Three Months and Nine
                Months Ended September 30, 2005 and 2004                    3

             Consolidated Statements of Comprehensive Income--
                Three Months and Nine Months Ended September
                30, 2005 and 2004                                           4

             Consolidated Balance Sheets--September 30, 2005 and
                December 31, 2004                                           5

             Consolidated Statements of Cash Flows--
                Nine Months Ended September 30, 2005 and 2004               6

             Consolidated Statements of Stockholders' Equity--
                Nine Months Ended September 30, 2005 and 2004               7

             Notes to Consolidated Financial Statements                  8-13

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   13-22

       Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                           22-23

       Item 4.  Controls and Procedures                                    24

Part II.     Other Information:

       Item 1.  Legal Proceedings                                          25

       Item 2.  Unregistered Sales of Equity Securities and
                  Use of Proceeds                                          25

       Item 6.  Exhibits and Reports on Form 8-K                        25-26

Signature                                                                  27

                          PART I. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                                CenturyTel, Inc.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                           Three months                     Nine months
                                                        ended September 30,             ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                        2005           2004             2005           2004
-----------------------------------------------------------------------------------------------------------
                                                                (Dollars, except per share amounts,
                                                                      and shares in thousands)

OPERATING REVENUES                                $  657,085        603,879        1,858,780      1,801,138
-----------------------------------------------------------------------------------------------------------

OPERATING EXPENSES
   Cost of services and products (exclusive of
     depreciation and amortization)                  222,724        191,000          609,590        562,775
   Selling, general and administrative                99,593        108,153          289,053        302,426
   Depreciation and amortization                     133,526        113,857          396,153        371,600
-----------------------------------------------------------------------------------------------------------
       Total operating expenses                      455,843        413,010        1,294,796      1,236,801
-----------------------------------------------------------------------------------------------------------

OPERATING INCOME                                     201,242        190,869          563,984        564,337
-----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   Interest expense                                  (49,904)       (52,174)        (152,176)      (157,806)
   Income from unconsolidated cellular entity          1,270          1,929            3,307          6,114
   Other income (expense)                             (4,214)          (822)          (1,459)        (2,329)
-----------------------------------------------------------------------------------------------------------
       Total other income (expense)                  (52,848)       (51,067)        (150,328)      (154,021)
-----------------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE                     148,394        139,802          413,656        410,316
Income tax expense                                    56,983         53,610          157,511        157,561
-----------------------------------------------------------------------------------------------------------

NET INCOME                                        $   91,411         86,192          256,145        252,755
===========================================================================================================

BASIC EARNINGS PER SHARE                          $      .70            .64             1.95           1.82
===========================================================================================================

DILUTED EARNINGS PER SHARE                        $      .68            .63             1.91           1.79
===========================================================================================================

DIVIDENDS PER COMMON SHARE                        $      .06          .0575              .18          .1725
===========================================================================================================
AVERAGE BASIC SHARES OUTSTANDING                     130,150        134,885          130,877        138,512
===========================================================================================================
AVERAGE DILUTED SHARES OUTSTANDING                   135,916        139,816          136,143        143,403
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          Three months                     Nine months
                                                       ended September 30,             ended September 30,
-----------------------------------------------------------------------------------------------------------
                                                       2005           2004             2005           2004
-----------------------------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)

NET INCOME                                         $  91,411         86,192          256,145        252,755

OTHER COMPREHENSIVE INCOME,
 NET OF TAX:
   Minimum pension liability adjustment,
    net of ($175), ($208), ($99) and $1,008 tax          281            387              159         (1,871)
   Unrealized gain (loss) on investments, net of
    ($283), $602, ($405) and ($341) tax                  453         (1,117)             649            634
   Derivative instruments:
       Net gain (loss) on derivatives hedging
        the variability of cash flows, net of
        $2,606 tax                                         -              -           (4,181)             -
       Reclassification adjustment for losses
        included in net income, net of ($59)
        and ($144) tax                                    94              -              231              -
-----------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                               $  92,239         85,462          253,003        251,518
===========================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30,     December 31,
                                                                             2005              2004
-------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                                            $      268,501          167,215
   Accounts receivable, less allowance of $22,613 and $21,187                  239,046          232,580
   Materials and supplies, at average cost                                       5,903            5,361
   Other                                                                        14,901           14,691
-------------------------------------------------------------------------------------------------------
       Total current assets                                                    528,351          419,847
-------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment                                             7,699,418        7,431,017
   Accumulated depreciation                                                 (4,400,303)      (4,089,616)
-------------------------------------------------------------------------------------------------------
       Net property, plant and equipment                                     3,299,115        3,341,401
-------------------------------------------------------------------------------------------------------

GOODWILL AND OTHER ASSETS
   Goodwill                                                                  3,432,623        3,433,864
   Other                                                                       582,447          601,841
-------------------------------------------------------------------------------------------------------
       Total goodwill and other assets                                       4,015,070        4,035,705
-------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                            $    7,842,536        7,796,953
=======================================================================================================

LIABILITIES AND EQUITY
----------------------

CURRENT LIABILITIES
   Current maturities of long-term debt                                 $      334,576          249,617
   Accounts payable                                                            108,391          141,618
   Accrued expenses and other liabilities
       Salaries and benefits                                                    54,335           60,858
       Income taxes                                                            106,862           54,648
       Other taxes                                                              71,271           47,763
       Interest                                                                 55,579           67,379
       Other                                                                    21,719           18,875
   Advance billings and customer deposits                                       54,834           50,860
-------------------------------------------------------------------------------------------------------
       Total current liabilities                                               807,567          691,618
-------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                                                               2,500,270        2,762,019
-------------------------------------------------------------------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES                                         979,264          933,551
-------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1.00 par value, authorized 350,000,000 shares,
     issued and outstanding 130,976,904 and 132,373,912 shares                 130,977          132,374
   Paid-in capital                                                             140,303          222,205
   Accumulated other comprehensive loss, net of tax                            (11,476)          (8,334)
   Retained earnings                                                         3,287,781        3,055,545
   Preferred stock - non-redeemable                                              7,850            7,975
-------------------------------------------------------------------------------------------------------
       Total stockholders' equity                                            3,555,435        3,409,765
-------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND EQUITY                                            $    7,842,536        7,796,953
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Nine months
                                                                                   ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                                 2005             2004
-------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
OPERATING ACTIVITIES
   Net income                                                            $     256,145          252,755
   Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                           396,153          371,600
       Income from unconsolidated cellular entity                               (3,307)          (6,114)
       Deferred income taxes                                                    33,418           75,408
       Changes in current assets and current liabilities:
          Accounts receivable                                                   (2,267)          (7,248)
          Accounts payable                                                     (33,227)          31,742
          Accrued income and other taxes                                        75,722           25,181
          Other current assets and other current liabilities, net              (10,861)          (3,783)
   Retirement benefits                                                          13,989           23,000
   Increase in other noncurrent assets                                          (4,207)         (26,555)
   Increase (decrease) in other noncurrent liabilities                           2,496           (4,696)
   Other, net                                                                    9,315            4,504
-------------------------------------------------------------------------------------------------------

       Net cash provided by operating activities                               733,369          735,794
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Payments for property, plant and equipment                                 (281,958)        (253,597)
   Acquisitions, net of cash acquired                                          (75,424)          (2,000)
   Investment in debt security                                                       -          (25,000)
   Distributions from unconsolidated cellular entity                             2,339            6,259
   Other, net                                                                    2,931           (6,368)
-------------------------------------------------------------------------------------------------------

       Net cash used in investing activities                                  (352,112)        (280,706)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Payments of debt                                                           (516,093)        (168,411)
   Net proceeds from issuance of debt                                          344,173                -
   Proceeds from issuance of common stock                                       47,486           18,186
   Repurchase of common stock                                                 (530,700)        (318,381)
   Settlement of equity units                                                  398,164                -
   Cash dividends                                                              (23,909)         (24,159)
   Other, net                                                                      908            3,471
-------------------------------------------------------------------------------------------------------

       Net cash used in financing activities                                  (279,971)        (489,294)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                           101,286          (34,206)

Cash and cash equivalents at beginning of period                               167,215          203,181
-------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                               $     268,501          168,975
=======================================================================================================

Supplemental cash flow information:
   Income taxes paid                                                     $      88,951           95,836
=======================================================================================================
   Interest paid (net of capitalized interest of $2,066 and $490)        $     161,910          168,297
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                       Nine months
                                                                                   ended September 30,
-------------------------------------------------------------------------------------------------------
                                                                                 2005             2004
------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
COMMON STOCK
    Balance at beginning of period                                       $     132,374          144,364
    Issuance of common stock through dividend reinvestment,
      incentive and benefit plans                                                2,124              976
    Issuance of common stock upon settlement of equity units                    12,881                -
    Conversion of preferred stock into common stock                                  7                -
    Repurchase of common stock                                                 (16,409)         (10,893)
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                   130,977          134,447
-------------------------------------------------------------------------------------------------------

PAID-IN CAPITAL
    Balance at beginning of period                                             222,205          576,515
    Issuance of common stock through dividend
      reinvestment, incentive and benefit plans                                 45,362           17,210
    Issuance of common stock upon settlement of equity units                   385,283                -
    Conversion of preferred stock into common stock                                118                -
    Repurchase of common stock                                                (514,291)        (307,488)
    Amortization of unearned compensation and other                              1,626            1,565
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                   140,303          287,802
-------------------------------------------------------------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
    Balance at beginning of period                                              (8,334)               -
    Change in other comprehensive loss, net of tax                              (3,142)          (1,237)
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                   (11,476)          (1,237)
-------------------------------------------------------------------------------------------------------

RETAINED EARNINGS
    Balance at beginning of period                                           3,055,545        2,750,162
    Net income                                                                 256,145          252,755
    Cash dividends declared
       Common stock - $.18 and $.1725 per share, respectively                  (23,611)         (23,860)
       Preferred stock                                                            (298)            (299)
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                 3,287,781        2,978,758
-------------------------------------------------------------------------------------------------------

UNEARNED ESOP SHARES
    Balance at beginning of period                                                   -             (500)
    Release of ESOP shares                                                           -              500
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                         -                -
-------------------------------------------------------------------------------------------------------

PREFERRED STOCK - NON-REDEEMABLE
    Balance at beginning of period                                               7,975            7,975
    Conversion of preferred stock into common stock                               (125)               -
-------------------------------------------------------------------------------------------------------
    Balance at end of period                                                     7,850            7,975
-------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               $   3,555,435        3,407,745
=======================================================================================================

See accompanying notes to consolidated financial statements.

                                CenturyTel, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

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

      The financial information for the three months and nine months ended September 30, 2005 and 2004 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.


(2)      Goodwill and Other Intangible Assets

      The following information relates to the Company's goodwill and other intangible assets as of September 30, 2005 and December 31, 2004:

                                                              Sept. 30,      Dec. 31,
                                                                2005           2004
-------------------------------------------------------------------------------------
                                                              (Dollars in thousands)
Goodwill                                                   $  3,432,623     3,433,864
-------------------------------------------------------------------------------------

Intangible assets subject to amortization
   Customer base
      Gross carrying amount                                $     28,214        22,700
      Accumulated amortization                                   (5,065)       (3,756)
-------------------------------------------------------------------------------------
      Net carrying amount                                  $     23,149        18,944
=====================================================================================

   Contract rights
      Gross carrying amount                                $      4,187         4,187
      Accumulated amortization                                   (1,512)         (465)
-------------------------------------------------------------------------------------
      Net carrying amount                                  $      2,675         3,722
=====================================================================================

Intangible assets not subject to amortization              $     38,402        35,300
-------------------------------------------------------------------------------------

      As of September 30, 2005, the Company completed the annual impairment test of goodwill required under Statement of Financial Accounting Standards No. 142 and has determined that its goodwill is not impaired.

      The increase in customer base and intangible assets not subject to amortization is due to the Company's acquisition of metro fiber assets on June 30, 2005. See Note 7 for additional information.

      Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2005 was $2.4 million and is expected to be $3.6 million in 2006, $3.1 million in 2007 and $2.2 million annually thereafter through 2009.

(3)      Postretirement Benefits

      The Company sponsors health care plans that provide postretirement benefits to qualified retired employees.

      Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2005 and 2004 included the following components:

                                                         Three months              Nine months
                                                     ended September 30,       ended September 30,
-------------------------------------------------------------------------------------------------
                                                      2005        2004          2005        2004
-------------------------------------------------------------------------------------------------
                                                                (Dollars in thousands)
Service cost                                      $   1,572       1,316         4,717       4,624
Interest cost                                         4,180       3,639        12,539      12,783
Expected return on plan assets                         (610)       (616)       (1,830)     (1,848)
Amortization of unrecognized actuarial loss             729       1,123         2,187       3,369
Amortization of unrecognized prior service cost        (469)       (938)       (1,407)     (2,814)
-------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost          $   5,402       4,524        16,206      16,114
=================================================================================================

      The Company contributed $13 million to its postretirement health care plan in the first nine months of 2005, and does not expect to contribute any additional amounts during the remainder of 2005.


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

      Net periodic pension expense for the three months and nine months ended September 30, 2005 and 2004 included the following components:

                                                       Three months               Nine months
                                                    ended September 30,       ended September 30,
-------------------------------------------------------------------------------------------------
                                                     2005        2004          2005        2004
-------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Service cost                                      $   3,833       3,702        11,512      11,872
Interest cost                                         5,992       5,800        18,004      18,995
Expected return on plan assets                       (7,306)     (7,076)      (21,919)    (21,228)
Settlements                                               -           -             -       1,093
Recognized net losses                                 1,560       1,472         4,693       5,438
Net amortization and deferral                            81          61           248         481
-------------------------------------------------------------------------------------------------
Net periodic pension expense                      $   4,160       3,959        12,538      16,651
=================================================================================================

      Through September 30, 2005, no contributions have been made to the Company's pension plans. The Company's minimum required contribution to its pension plans for 2005 is $8.5 million.


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


(6)      Accelerated Share Repurchase Program

      In late May 2005, the Company entered into accelerated share repurchase agreements with three investment banks whereby the Company repurchased and retired approximately 12.9 million shares of its common stock for an aggregate of $416.5 million (or an initial average price of $32.34 per share). Such purchase was funded using the proceeds received from the settlement of the equity units mentioned in Note 5 and from cash on hand. As part of the accelerated share repurchase transaction, the Company simultaneously entered into forward contracts with the investment banks whereby the investment banks are expected to purchase an aggregate of 12.9 million shares of the Company's common stock during the term of the contracts. At the end of the repurchase period, the Company will, at its option, either issue shares of its common stock or pay cash to each investment bank if the investment bank's weighted average purchase price during the repurchase period is higher than the initial purchase price. If the investment bank's weighted average purchase price is lower than the initial purchase price, the investment bank will pay the Company either in shares of CenturyTel common stock or cash (at the Company's option).

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

      In connection with calculating its diluted earnings per share, the Company assumed the accelerated share repurchase market price adjustment will be settled through the Company's issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at September 30, 2005 was included in the weighted average shares outstanding for the computation of diluted earnings per share for the periods ended September 30, 2005.


(7)      Acquisition

      On June 30, 2005, the Company acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. for approximately $75.4 million (which includes final post-closing adjustments). The assets acquired and liabilities assumed have been reflected in the Company's consolidated balance sheet as of September 30, 2005 based on a purchase price allocation determined by independent third parties. The vast majority of the purchase price was allocated to property, plant and equipment. The results of operations related to these purchased properties are reflected in the Company's consolidated results of operations beginning in the third quarter of 2005.


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

      If compensation cost for CenturyTel's options had been recognized in accordance with SFAS 123, the Company's net income and earnings per share on a pro forma basis for the three months and nine months ended September 30, 2005 and 2004 would have been as follows:

                                                         Three months             Nine months
                                                     ended September 30,      ended September 30,
-------------------------------------------------------------------------------------------------
                                                     2005         2004         2005         2004
-------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands,
                                                              except per share amounts)
Net income, as reported                           $  91,411      86,192       256,145     252,755
Less: Total stock-based employee compensation
  expense determined under fair value based
  method, net of tax                              $  (1,740)     (2,090)       (7,643)     (7,717)
-------------------------------------------------------------------------------------------------
Pro forma net income                              $  89,671      84,102       248,502     245,038
=================================================================================================

Basic earnings per share
    As reported                                   $     .70         .64          1.95        1.82
    Pro forma                                     $     .69         .62          1.90        1.77
Diluted earnings per share
    As reported                                   $     .68         .63          1.91        1.79
    Pro forma                                     $     .67         .61          1.85        1.73
-------------------------------------------------------------------------------------------------

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

                                               Three months               Nine months
                                            ended September 30,       ended September 30,
-----------------------------------------------------------------------------------------
                                             2005        2004          2005        2004
-----------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Local service                           $   176,069     179,793       530,319     537,993
Network access                              257,586     237,522       727,268     723,994
Long distance                                49,788      49,743       141,746     140,059
Data                                         88,911      69,570       237,866     203,367
Fiber transport and CLEC                     36,361      19,113        78,240      54,866
Other                                        48,370      48,138       143,341     140,859
-----------------------------------------------------------------------------------------
Total operating revenues                $   657,085     603,879     1,858,780   1,801,138
=========================================================================================

      Local service revenues are derived from the provision of local exchange telephone services in the Company's service areas.

      Network access revenues primarily relate to (i) services provided by the Company to various carriers and customers in connection with the use of the Company's facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) the receipt of universal support funds which allows the Company to recover a portion of its costs under federal and state cost recovery mechanisms.

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


(10)     Accounting Pronouncements

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

      On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations". FIN 47 clarifies that the recognition and measurement provisions of SFAS No. 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within control of the entity. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently assessing the impact of adopting FIN 47 to its consolidated results of operations.


(11)     Commitments and Contingencies

      The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been "deemed lawful" in effect nullify an interexchange carrier's ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of the Company's telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. For those tariffs that have not yet been "deemed lawful", the Company initially records as a liability its earnings in excess of the authorized rate of return, and may thereafter recognize as revenue some or all of these amounts at the end of the settlement period or as its legal entitlement thereto becomes more certain. The Company recorded approximately $35.9 million as revenue in the third quarter of 2005 as the settlement period related to the 2001/2002 monitoring period lapsed on September 30, 2005. The amount of the Company's earnings in excess of the authorized rate of return reflected as a liability on the balance sheet as of September 30, 2005 for the 2003/2004 monitoring period aggregated approximately $32.9 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007. The Company will continue to monitor the legal status of any proceedings that could impact its entitlement to these funds.

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


                                     Item 2.
                                CenturyTel, Inc.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in the Company's annual report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

      In addition to historical information, this management's discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond the control of the Company. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; the Company's ability to effectively manage its growth, including integrating newly-acquired businesses into the Company's operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, the Company's products and services; the Company's ability to successfully introduce new product or service offerings on a timely and cost-effective basis; the Company's ability to collect its receivables from financially troubled communications companies; the Company's ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of the Company's filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in
Item 1 to the Company's Form 10-K for the year ended December 31, 2004. You should be aware that new factors may emerge from time to time and it is not possible for management to identify all such factors, nor can it predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to update any of its forward-looking statements for any reason.

                              RESULTS OF OPERATIONS

                 Three Months Ended September 30, 2005 Compared
                    to Three Months Ended September 30, 2004

      Net income was $91.4 million and $86.2 million for the third quarter of 2005 and 2004, respectively. Diluted earnings per share for the third quarter of 2005 and 2004 was $.68 and $.63, respectively.

                                                               Three months
                                                            ended September 30,
-------------------------------------------------------------------------------------
                                                      2005                      2004
-------------------------------------------------------------------------------------
                                                        (Dollars, except per share
                                                     amounts, and shares in thousands)
Operating income                                $   201,242                   190,869
Interest expense                                    (49,904)                  (52,174)
Income from unconsolidated cellular entity            1,270                     1,929
Other income (expense)                               (4,214)                     (822)
Income tax expense                                  (56,983)                  (53,610)
-------------------------------------------------------------------------------------
Net income                                      $    91,411                    86,192
=====================================================================================

Basic earnings per share                        $       .70                       .64
=====================================================================================

Diluted earnings per share                      $       .68                       .63
=====================================================================================

Average basic shares outstanding                    130,150                   134,885
=====================================================================================

Average diluted shares outstanding                  135,916                   139,816
=====================================================================================

      Operating income increased $10.4 million as a $53.2 million (8.8%) increase in operating revenues was partially offset by a $42.8 million (10.4%) increase in operating expenses. The third quarter of 2005 included the recognition of approximately $35.9 million of revenue settlements as the 2001/2002 monitoring period lapsed on September 30, 2005. For additional information, see Note 11 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

      The Company's 2005 results of operations have been (and are expected to continue to be) adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues, (ii) declines in access lines, (iii) incremental amortization and operating expenses related to its new billing and customer care system and (iv) expenses associated with rolling out the Company's new video and wireless service initiatives. See below for additional information.


Operating Revenues

                                                           Three months
                                                        ended September 30,
------------------------------------------------------------------------------
                                                      2005               2004
------------------------------------------------------------------------------
                                                       (Dollars in thousands)
Local service                                   $   176,069            179,793
Network access                                      257,586            237,522
Long distance                                        49,788             49,743
Data                                                 88,911             69,570
Fiber transport and CLEC                             36,361             19,113
Other                                                48,370             48,138
------------------------------------------------------------------------------
                                                $   657,085            603,879
==============================================================================

      The $3.7 million (2.1%) decrease in local service revenues is primarily due to a $4.0 million decrease due to a 3.7% decline in the average number of access lines and a $1.9 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by a $1.9 million increase due to the provision of custom calling features to more customers and a $1.3 million increase due to the mandated implementation of extended area calling plans in certain areas.

      Access lines declined 22,900 (1.0%) during the third quarter of 2005 compared to a decline of 14,000 (0.6%) in the third quarter of 2004. The Company believes the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects access lines to decline between 3.5 and 4.5% for 2005.

      Network access revenues increased $20.1 million (8.4%) in the third quarter of 2005 compared to the third quarter of 2004. The third quarter of 2005 included the recognition of approximately $24.5 million of revenue settlements as the 2001/2002 monitoring period lapsed on September 30, 2005. See Note 11 to the accompanying financial statements for additional information. This nonrecurring revenue increase was partially offset by $4.4 million of lower access revenues primarily due to (i) a $3.2 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients and (ii) a $3.0 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes of use (primarily due to the displacement of minutes by wireless, electronic mail and other optional calling services and the mandated implementation of extended area calling plans in certain areas).

      Long distance revenues were $49.8 million in third quarter 2005 compared to $49.7 million in third quarter 2004. A $5.1 million increase in revenues principally due to a 12.2% increase in minutes of use was substantially offset by a $4.9 million decrease attributable to lower average rates charged by the Company.

      Data revenues increased $19.3 million (27.8%) due primarily to (i) the recognition of $11.4 million of revenue settlements as the 2001/2002 monitoring period lapsed on September 30, 2005 (see Note 11 to the accompanying financial statements for additional information) and (ii) a $6.3 million increase in Internet revenues primarily due to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers.

      Fiber transport and CLEC revenues increased $17.2 million (90.2%), of which $13.8 million was due to revenues generated from the June 30, 2005 acquisition of fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. ("KMC") and $3.6 million was attributable to growth in the number of customers in the Company's incumbent fiber transport business.


Operating Expenses

                                                           Three months
                                                        ended September 30,
----------------------------------------------------------------------------
                                                        2005           2004
----------------------------------------------------------------------------
                                                      (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                 $    222,724       191,000
Selling, general and administrative                    99,593       108,153
Depreciation and amortization                         133,526       113,857
----------------------------------------------------------------------------
                                                 $    455,843       413,010
============================================================================

      Cost of services and products increased $31.7 million (16.6%) primarily due to (i) a $10.3 million increase due to expenses incurred by the properties acquired from KMC; (ii) a $5.5 million increase in expenses associated with the Company's Internet operations due to an increase in the number of DSL customers;
(iii) a $5.9 million increase due to expenses incurred as a result of Hurricanes Katrina and Rita; (iv) a $2.8 million increase in expenses associated with the Company's long distance operations; (v) a $2.2 million increase in salaries and benefits; and (vi) a $1.7 million increase in access expense.

      Selling, general and administrative expenses decreased $8.6 million (7.9%) due to (i) a $6.6 million decrease in operating taxes (primarily due to an $8.6 million one-time charge in the third quarter of 2004); (ii) a $2.3 million decrease in bad debt expense and (iii) a $1.1 million decrease in costs associated with the Company's Sarbanes-Oxley internal controls compliance effort. Such decreases were partially offset by a $2.9 million increase in expenses incurred by the properties acquired from KMC.

      Depreciation and amortization increased $19.7 million (17.3%). The third quarter of 2004 included a one-time $13.2 million reduction in depreciation expense to adjust certain over-depreciated assets. The remaining $6.5 million increase was primarily due to (i) a $4.4 million increase due to higher levels of plant in service, (ii) a $1.5 million increase due to depreciation expense incurred by the properties acquired from KMC and (iii) a $1.4 million increase associated with amortization of the Company's new billing system. Such increases were partially offset by a $2.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.


Interest Expense

      Interest expense decreased $2.3 million (4.4%) in the third quarter of 2005 compared to the third quarter of 2004. A $2.1 million reduction due to decreased average debt outstanding was partially offset by a $1.5 million increase due to higher average interest rates.


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity (which represents the Company's share of income from its 49% interest in a cellular partnership) was $1.3 million and $1.9 million in the third quarter of 2005 and 2004, respectively.


Other Income (Expense)

      Other income (expense) was $4.2 million of expense for the third quarter of 2005 compared to $822,000 of expense for the third quarter of 2004. The third quarter of 2005 included a $9.9 million pre-tax charge due to the impairment of a non-operating investment. The third quarter of 2005 also included a $3.5 million gain from the sale of a non-operating investment. The third quarter of 2004 included a $1.5 million charge due to the impairment of a non-operating investment. Interest income increased $1.1 million in the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher average cash balances.


Income Tax Expense

      The effective income tax rate was 38.4% for the three months ended September 30, 2005 and 38.3% for the three months ended September 30, 2004.

                              RESULTS OF OPERATIONS

                  Nine months Ended September 30, 2005 Compared
                     to Nine months Ended September 30, 2004

      Net income was $256.1 million and $252.8 million for the first nine months of 2005 and 2004, respectively. Diluted earnings per share for the nine months ended September 30, 2005 was $1.91 compared to $1.79 during the first nine months of 2004.

                                                         Nine months
                                                      ended September 30,
--------------------------------------------------------------------------------
                                                  2005                  2004
--------------------------------------------------------------------------------
                                             (Dollars, except per share amounts,
                                                   and shares in thousands)
Operating income                                 $    563,984            564,337
Interest expense                                     (152,176)          (157,806)
Income from unconsolidated cellular entity              3,307              6,114
Other income (expense)                                 (1,459)            (2,329)
Income tax expense                                   (157,511)          (157,561)
--------------------------------------------------------------------------------
Net income                                       $    256,145            252,755
================================================================================

Basic earnings per share                         $       1.95               1.82
================================================================================

Diluted earnings per share                       $       1.91               1.79
================================================================================

Average basic shares outstanding                      130,877            138,512
================================================================================

Average diluted shares outstanding                    136,143            143,403
================================================================================

      Operating income decreased $353,000 as a $57.6 million (3.2%) increase in operating revenues was offset by a $58.0 million (4.7%) increase in operating expenses. The first nine months of 2005 included the recognition of approximately $35.9 million of revenue settlements as the 2001/2002 monitoring period lapsed on September 30, 2005. See Note 11 to the accompanying financial statements for additional information.

      The Company's 2005 results of operations have been (and are expected to continue to be) adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues, (ii) declines in access lines, (iii) incremental amortization and operating expenses related to its new billing and customer care system and (iv) expenses associated with rolling out the Company's new video and wireless service initiatives. See below for additional information.


Operating Revenues

                                                           Nine months
                                                        ended September 30,
----------------------------------------------------------------------------
                                                        2005           2004
----------------------------------------------------------------------------
                                                      (Dollars in thousands)
Local service                                    $    530,319        537,993
Network access                                        727,268        723,994
Long distance                                         141,746        140,059
Data                                                  237,866        203,367
Fiber transport and CLEC                               78,240         54,866
Other                                                 143,341        140,859
----------------------------------------------------------------------------
                                                 $  1,858,780      1,801,138
============================================================================

      The $7.7 million (1.4%) decrease in local service revenues is primarily due to an $11.2 million decrease due to a 3.1% decline in the average number of access lines and a $5.8 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by a $7.1 million increase due to the provision of custom calling features to more customers and a $3.7 million increase due to the mandated implementation of extended area calling plans in certain areas.

      Access lines declined 63,200 (2.7%) during the first nine months of 2005 compared to a decline of 39,600 (1.7%) in the first nine months of 2004. The Company believes the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, the Company expects access lines to decline between 3.5 and 4.5% for 2005.

      Network access revenues increased $3.3 million (0.5%) in the first nine months of 2005 primarily due to the recognition in the third quarter of 2005 of approximately $24.5 million of revenue settlements as the 2001/2002 monitoring period lapsed on September 30, 2005 (see Note 11 to the accompanying financial statements for additional information). Such increase was substantially offset by (i) a $12.0 million decrease in intrastate access revenues due to a reduction in intrastate minutes of use (primarily due to the displacement of minutes by wireless, electronic mail and other optional calling services and the mandated implementation of extended area calling plans in certain areas) and (ii) a $10.6 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.

      The $1.7 million (1.2%) increase in long distance revenues was primarily due to growth in the Company's retail long distance operations. A $16.4 million revenue increase due primarily to a 12.3% increase in minutes of use was substantially offset by an $11.2 million decrease caused by lower average rates charged by the Company and a $3.8 million decrease in the accrual for unbilled toll revenue.

      Data revenues increased $34.5 million (17.0%) due primarily to (i) a $17.6 million increase in Internet revenues primarily due to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers; (ii) $11.4 million of revenue settlements recorded as the 2001/2002 monitoring period lapsed on September 30, 2005 (see Note 11 to the accompanying financial statements for additional information); and (iii) a $3.7 million increase in data revenues due to an increase in the number of high-capacity circuits provided.

      Fiber transport and CLEC revenues increased $23.4 million (42.6%), of which $13.8 million was due to revenues generated from the June 30, 2005 acquisition of fiber assets from KMC and $9.1 million was attributable to growth in the number of customers in the Company's incumbent fiber transport business.

      Other revenues increased $2.5 million (1.8%) during the first nine months of 2005 primarily due to a $3.3 million increase in directory revenues.


Operating Expenses

                                                               Nine months
                                                           ended September 30,
-------------------------------------------------------------------------------
                                                           2005           2004
-------------------------------------------------------------------------------
                                                         (Dollars in thousands)
Cost of services and products (exclusive of
  depreciation and amortization)                    $    609,590        562,775
Selling, general and administrative                      289,053        302,426
Depreciation and amortization                            396,153        371,600
-------------------------------------------------------------------------------
                                                    $  1,294,796      1,236,801
===============================================================================

      Cost of services and products increased $46.8 million (8.3%) primarily due to (i) a $13.7 million increase in expenses associated with the Company's Internet operations due to an increase in the number of DSL customers; (ii) a $10.3 million increase due to expenses incurred by the properties acquired from KMC; (iii) a $9.2 million increase in access expense (of which $3.1 million was attributable to a one-time credit recorded in the first quarter of 2004); (iv) a $7.2 million increase in costs associated with growth in the Company's fiber transport business; and (v) a $5.9 million increase due to expenses incurred as a result of Hurricanes Katrina and Rita. Such increases were partially offset by a $6.2 million decrease in expenses caused by the Company settling certain pole attachment disputes in the first quarter of 2005 for amounts less than those previously accrued.

      Selling, general and administrative expenses decreased $13.4 million (4.4%) primarily due to (i) a $9.6 million decrease in operating taxes (primarily due to an $8.6 million one-time charge in the third quarter of 2004);
(ii) a $6.8 million reduction in bad debt expense; and (iii) a $2.6 million decrease in costs associated with the Company's Sarbanes-Oxley internal controls compliance effort. Such decreases were partially offset by a $4.2 million increase in costs associated with growth in the Company's Internet business and $2.9 million of expenses incurred by the properties acquired from KMC.

      Depreciation and amortization increased $24.6 million (6.6%) for the first nine months of 2005 compared to 2004. Included in the nine months ended September 30, 2004 was a one-time reduction in depreciation expense of approximately $13.2 million to adjust certain over-depreciated accounts. The remaining $11.4 million increase is primarily due to (i) a $13.3 million increase due to higher levels of plant in service, (ii) a $5.7 million increase associated with amortization of the Company's new billing system and (iii) a $1.5 million increase due to depreciation expense incurred by the properties acquired from KMC. Such increases were offset by a $9.4 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $3.0 million one-time adjustment recorded in the second quarter of 2004 related to the depreciation of fixed assets associated with the Company's new billing system.


Interest Expense

      Interest expense decreased $5.6 million (3.6%) in the first nine months of 2005 compared to the first nine months of 2004 as a $12.1 million reduction due primarily to a decrease in average debt outstanding was partially offset by a $7.3 million increase due to higher average interest rates.


Income From Unconsolidated Cellular Entity

      Income from unconsolidated cellular entity (which represents the Company's share of income from its 49% interest in a cellular partnership) was $3.3 million and $6.1 million for the first nine months of 2005 and 2004, respectively.


Other Income (Expense)

      Other income (expense) was $1.5 million of expense for the first nine months of 2005, compared to $2.3 million of expense for the first nine months of 2004. The first nine months of 2005 included a $9.9 million pre-tax charge due to the impairment of a non-operating investment and a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of Series J senior notes. The first nine months of 2005 was favorably impacted by (i) $3.2 million of non-recurring interest income related to the settlement of various income tax audits; (ii) a $3.5 million gain from the sale of a non-operating investment and (iii) $2.2 million of higher interest income due to higher average cash balances. The first nine months of 2004 included a one-time $3.6 million charge related to the prepayment of the Company's Series B senior notes and a $1.5 million charge related to the impairment of a non-operating investment.


Income Tax Expense

      The effective income tax rate was 38.1% and 38.4% for the nine months ended September 30, 2005 and 2004, respectively. Income tax expense for 2005 was reduced by approximately $1.3 million in the first quarter of 2005 as a result of the settlement of various income tax audits.

                         LIQUIDITY AND CAPITAL RESOURCES


      Excluding cash used for acquisitions, the Company relies on cash provided by operations to fund its operating and capital expenditures. The Company's operations have historically provided a stable source of cash flow which has helped the Company continue its long-term program of capital improvements.

      Net cash provided by operating activities was $733.4 million during the first nine months of 2005 compared to $735.8 million during the first nine months of 2004. The Company's accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. For additional information relating to the operations of the Company, see Results of Operations.

      Net cash used in investing activities was $352.1 million and $280.7 million for the nine months ended September 30, 2005 and 2004, respectively. Payments for property, plant and equipment were $28.4 million more in the first nine months of 2005 than in the comparable period during 2004. Revised budgeted capital expenditures for 2005 total approximately $425 million, reflecting additional budgeted expenditures related to growth in the Company's DSL business and the expansion of LightCore's operations. During 2005, the Company paid approximately $75.4 million to acquire fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. See Note 7 to the accompanying financial statements for additional information.

      Net cash used in financing activities was $280.0 million during the first nine months of 2005 compared to $489.3 million during the first nine months of 2004. In accordance with previously announced stock repurchase programs, the Company repurchased 16.4 million shares (for $530.7 million) and 10.9 million shares (for $318.4 million) in the first nine months of 2005 and 2004, respectively. The 2005 repurchases include 12.9 million shares repurchased (for an initial price of $416.5 million) under accelerated share repurchase agreements (see below and Note 6 to the accompanying financial statements for additional information).

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

      On May 16, 2005, upon settlement of 15.9 million of its outstanding equity units, the Company received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares. In late May 2005, the Company entered into accelerated share repurchase agreements with investment banks whereby the Company repurchased and retired 12.9 million shares of common stock for an aggregate of $416.5 million, the proceeds of which came from the settlement of the equity units mentioned above and cash on hand. Under these agreements, the investment banks are currently repurchasing CenturyTel shares in the open market. At the end of the repurchase period, the Company anticipates that it may receive from, or be required to pay, the investment banks a price adjustment in cash or stock based principally upon the actual cost of the shares to be repurchased by the investment banks. For additional information, see Note 6 to the accompanying financial statements and Item 2 of Part II of this quarterly report.

      The following table contains certain information concerning the Company's material contractual obligations as of September 30, 2005.

                                                 Payments due by period
----------------------------------------------------------------------------------------------
Total contractual                        Less than                                     After
   obligations               Total         1 year        1-3 years     4-5 years      5 years
----------------------------------------------------------------------------------------------
                                                 (Dollars in thousands)
Long-term debt,
  including current
  maturities and capital
  lease obligations       $2,834,846       334,576 (1)     459,708        65,846     1,974,716

Interest on long-term
  debt obligations        $1,795,019       182,673         331,735       295,197       985,414
----------------------------------------------------------------------------------------------

(1) Includes $165 million aggregate principal amount of the Company's convertible debentures, Series K, due 2032, which can be put to the Company at various dates beginning in 2006.

      In March 2005, the Company secured a new five-year, $750 million revolving credit facility to replace its $533 million credit facility which was set to expire in July 2005. Up to $150 million of the facility can be used for letters of credit, which reduces the amount available for other extensions of credit. As of September 30, 2005, the Company had no amounts outstanding under its new credit facility. The Company's telephone subsidiaries also had available for use $118.2 million of commitments for long-term financing from the Rural Utilities Service. The Company has a commercial paper program that authorizes it to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under its credit facility. At September 30, 2005, the Company had no commercial paper outstanding under such program. At September 30, 2005, the Company held over $268 million of cash and cash equivalents.



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


Recent Product Developments

      During the first half of 2005, the Company began offering co-branded satellite television service across select markets, and began to commercially offer this service as part of its bundled product offerings in the fourth quarter of 2005. The Company expects to begin commercial reselling of wireless service in select markets in the fourth quarter of 2005. In addition, in October 2005, the Company began offering its facilities-based video service to a limited number of select Wisconsin markets.


Regulatory Developments

      In the second quarter of 2005, the Louisiana Public Service Commission ("LPSC") adopted an order that transferred the existing $42 million Louisiana Local Optional Service Fund ("LOS Fund") into a state universal service fund ("SUSF") effective August 31, 2005. The Company currently receives approximately $21 million from the LOS Fund each year. The SUSF will expand the base of contributors to all telecommunications service providers operating in the state. In June 2005, two telecommunications service providers served the LPSC with an appeal of the SUSF. As such, there is no assurance that the SUSF will remain as adopted by the LPSC or that funding levels will remain at current levels.

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


Other Anticipated Events

      Based on recent FCC filings, the Company anticipates that increased national average loop costs will reduce its 2006 receipts from the federal Universal Service Fund, which is currently expected to lower 2006 diluted earnings per share by $.06 to $.08 from projected 2005 levels. The Company further expects that its aggregate revenue settlements in 2006 related to prior period adjustments will decline from 2005 levels, which is currently expected to reduce 2006 diluted earnings per share by $.14 to $.18 from projected 2005 levels. The change in accounting for stock options mandated under SFAS 123(R) is further expected to reduce 2006 diluted earnings per share by $.05 to $.06.

      The Company anticipates that lower debt balances will reduce its 2006 interest expense from 2005 levels, which is currently expected to increase 2006 diluted earnings per share by $.03 to $.05 from projected 2005 amounts.

      The disclosures presented under this heading assume that the Company will be operated in the ordinary course under its current business and compensation plans, and exclude the potential impact of any future acquisitions, divestitures, share repurchases or other unusual or unanticipated events. Please see the factors listed above at the beginning of MD&A that could cause the Company's actual results to differ materially from those described above.

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

      At September 30, 2005, the fair value of the Company's long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of the Company's long-term debt of 6.7% and an overall weighted maturity of 10 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of the Company's long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (ten percent of the Company's overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $116.3 million decrease in fair value of the Company's long-term debt at September 30, 2005. As of September 30, 2005, after giving effect to interest rate swaps currently in place, approximately 82% of the Company's long-term debt obligations were fixed rate.

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

      At September 30, 2005, the Company had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of its Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are "fixed to variable" interest rate swaps that effectively convert the Company's fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate ("LIBOR") plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At September 30, 2005, the Company realized a blended rate under these hedges of 8.0%. Interest expense was reduced by $1.2 million during the first nine months of 2005 as a result of these hedges. The aggregate fair market value of these hedges was $12.9 million at September 30, 2005 and is reflected both as a liability and as a decrease in the Company's underlying long-term debt on the September 30, 2005 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $14.2 million increase in the fair value of these hedges at September 30, 2005, and would also increase the Company's interest expense.

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

      Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of September 30, 2005.



                                     Item 4.
                                CenturyTel, Inc.
                             CONTROLS AND PROCEDURES

      The Company maintains disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in the reports it files under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. The Company's Chief Executive Officer, Glen F. Post, III, and the Company's Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the Company's disclosure controls and procedures as of September 30, 2005. Based on the evaluation, Messrs. Post and Ewing concluded that the Company's disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post's and Ewing's most recent evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

                           PART II. OTHER INFORMATION

                                CenturyTel, Inc.

Item 1.  Legal Proceedings
         -----------------

      For information on the Company's legal proceedings, see Note 11 to the Company's financial statements included in Item 1 of Part I of this quarterly report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

      In late May 2005, the Company repurchased approximately 12.9 million shares of its common stock under an accelerated share repurchase program with certain investment banks at an initial average share price of $32.34, which is subject to a future price adjustment based principally upon the actual cost of the shares to be repurchased by the investment banks. See Note 6 to the Company's financial statements included in Item 1 of Part I of this quarterly report. As of October 31, 2005, the investment banks that sold 12.9 million shares to the Company in late May 2005 had repurchased approximately 83% of those shares at a weighted average price per share of approximately $34.46.

      In early February 2005, the Company's board of directors approved a repurchase program that allows the Company to repurchase up to an aggregate of $200 million of either its common stock or equity units prior to December 31, 2005. Since the Company implemented its accelerated share repurchase program in May 2005, it has not purchased any securities under its $200 million repurchase program, and the Company does not expect to resume purchasing shares under its $200 million program until the investment banks complete their pending repurchases described above (which is currently expected to occur in mid-December 2005). As of the date of this quarterly report, the Company retains authority to purchase approximately $86 million in shares under the $200 million program.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

  A.     Exhibits
         --------

         10.1   CenturyTel, Inc. 2005 Management Incentive Compensation Plan*

         10.2 Form of Non-Qualified Stock Option Agreement under the CenturyTel, Inc. 2005 Management Incentive Compensation Plan

         10.3 Form of Restricted Stock Agreement under the CenturyTel, Inc. 2005 Management Incentive Compensation Plan

         10.4   CenturyTel, Inc. 2005 Directors Stock Plan*

         10.5 CenturyTel, Inc. 2005 Executive Officer Short-Term Incentive Program*

         10.6 Form of Restricted Stock Agreement between Registrant and each of its outside directors dated as of May 13, 2005**

         11     Computations of Earnings Per Share

         31.1 Registrant's Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2   Registrant's Chief Financial Officer certification pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

         32 Registrant's Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         ----------------------

  * Incorporated herein by reference to Registrant's proxy statement filed with the Securities and Exchange Commission on April 5, 2005.

  ** Incorporated herein by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K dated May 13, 2005.

  B.  Reports on Form 8-K
      -------------------

      The following item was reported in the Form 8-K filed July 5, 2005:

      Item 8.01. Other Events - Acquisition of metro fiber networks from KMC Telecom Holdings, Inc.

      The following items were reported in the Form 8-K filed July 28, 2005:

      Items 2.02  Results of Operations and Financial Condition and Financial
                  Statements and Exhibits-
      and 9.01    News release announcing second quarter 2005 operating results.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CenturyTel, Inc.


Date: November 9, 2005                         /s/ Neil A. Sweasy
                                               -----------------------------
                                               Neil A. Sweasy
                                               Vice President and Controller
                                               (Principal Accounting Officer)