Form 10-K
CENTURYTEL INC
filed 2006-03-16
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number, including area code - (318) 388-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1.00	New York Stock Exchange
Berlin Stock Exchange
Preference Share Purchase Rights	New York Stock Exchange
Berlin Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

Stock Options
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $3.9 billion as of June 30, 2005. As of February 28, 2006, there were 115,206,141 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2006 annual meeting of shareholders are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

General. CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We conduct all of our operations in 26 states located within the continental United States.

At December 31, 2005, our local exchange telephone subsidiaries operated approximately 2.2 million telephone access lines, primarily in rural areas and small to mid-size cities in 22 states, with over 70% of these lines located in Wisconsin, Missouri, Alabama, Arkansas and Washington. According to published sources, we are the eighth largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets.

We have entered into agreements to provide co-branded satellite television service and to resell wireless service as part of our bundled product and service offerings, but these arrangements are not expected to contribute material revenues in the near term. In addition, we recently began offering our facilities-based digital video service to certain areas of a limited number of markets in Wisconsin. We anticipate such offerings will dilute our earnings for 2006 by approximately $.06 to $.08 per share.

For information on the amount of revenue derived by our various lines of services, see “Operations-Services” below and Item 7 of this annual report.

Recent acquisitions. In June 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million, which allows us to offer broadband and competitive local exchange services to customers in these markets.

In June 2003, we purchased for $39.4 million the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas. In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash. For additional information, see “Operations - Services - Fiber Transport and CLEC.”

On August 31, 2002, we purchased assets utilized in serving approximately 350,000 telephone access lines in the state of Missouri from Verizon Communications, Inc. (“Verizon”) for approximately $1.179 billion cash. On July 1, 2002, we purchased assets utilized in serving approximately 300,000 telephone access lines in the state of Alabama from Verizon for approximately $1.022 billion cash. The assets purchased in these transactions included (i) the franchises and equipment necessary to conduct local exchange operations in predominantly rural markets throughout Alabama and Missouri and (ii) Verizon's assets used to provide digital subscriber line ("DSL") and other high speed data services within the purchased exchanges. The acquired assets did not include Verizon's cellular, personal communications services (“PCS”), long distance, dial-up Internet, or directory publishing operations in these areas.

On February 28, 2002, we purchased from KMC its fiber network and customer base operations in Monroe and Shreveport, Louisiana, which allowed us to offer broadband and competitive local exchange services to customers in these markets.

On July 31, 2000 and September 29, 2000, we acquired assets utilized to provide local exchange telephone service to over 490,000 telephone access lines from Verizon in four separate transactions for approximately $1.5 billion in cash. Under these transactions:

•	On July 31, 2000, we purchased approximately 231,000 telephone access lines and related assets in Arkansas for approximately $842 million in cash.

•
On July 31, 2000, Spectra Communications Group, LLC ("Spectra") purchased approximately 127,000 telephone access lines and related assets in Missouri for approximately $297 million cash. At closing, we made a preferred equity investment in Spectra of approximately $55 million (which represented a 57.1% interest) and financed substantially all of the remainder of the purchase price. In the first quarter of 2001, we purchased an additional 18.6% interest in Spectra for $47.1 million. In the fourth quarter of 2003 and the first quarter of 2004, we purchased the remaining 24.3% interest in Spectra for an aggregate of $34.0 million in cash.

•	On September 29, 2000, we purchased approximately 70,500 telephone access lines and related assets in Wisconsin for approximately $197 million in cash.

•
On September 29, 2000, Telephone USA of Wisconsin, LLC ("TelUSA") purchased approximately 62,900 telephone access lines and related assets in Wisconsin for approximately $172 million in cash. We own 89% of TelUSA, which was organized to acquire and operate these Wisconsin properties. At closing, we made an equity investment in TelUSA of approximately $37.8 million and financed substantially all of the remainder of the purchase price.

In August 2000, we acquired the assets of CSW Net, Inc., a regional Internet service provider that offers dial-up and dedicated Internet access, and web site and domain hosting to more than 18,000 customers in 28 communities in Arkansas.

We continually evaluate the possibility of acquiring additional communications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement. Although our primary focus will continue to be on acquiring interests that are proximate to our properties or that serve a customer base large enough for us to operate efficiently, other communications interests may also be acquired and these acquisitions could have a material impact upon us.

Recent Dispositions. On August 1, 2002, we sold substantially all of our wireless operations principally to an affiliate of ALLTEL Corporation (“Alltel”) for an aggregate of approximately $1.59 billion in cash. In connection with this transaction, we divested our (i) interest in our majority-owned and operated cellular systems, which at June 30, 2002 served approximately 783,000 customers and had access to approximately 7.8 million pops (the estimated population of licensed cellular telephone markets multiplied by our proportionate equity interest in the licensed operators thereof), (ii) minority cellular equity interests representing approximately 1.8 million pops at June 30, 2002, and (iii) licenses to provide PCS covering 1.3 million pops in Wisconsin and Iowa.

In the second quarter of 2001, we sold to Leap Wireless International, Inc. 30 PCS operating licenses for an aggregate of $205 million.

Where to find additional information. We make available our filings with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K on our website (www.centurytel.com) as soon as reasonably practicable after we complete such filings with the SEC.

We also make available on our website our Corporate Governance Guidelines, our Corporate Compliance Program and the charters of our audit, compensation, risk evaluation, and nominating and corporate governance committees. We will furnish printed copies of these materials free of charge upon the request of any shareholder.

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations. In addition, during 2005 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Industry information. Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the telecommunications industry are based on assumptions and estimates prepared by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the telecommunications industry generally. We believe these estimates and assumptions are accurate as of the date made. However, this information may prove to be inaccurate because it cannot always be verified with certainty. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this annual report.

Other. As of December 31, 2005, we had approximately 6,900 employees, of which approximately 1,800 were members of 12 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America. We believe that relations with our employees continue to be generally good. On March 1, 2006, we reduced our workforce by approximately 275 jobs, or 4% of our workforce, due to increased competitive pressures and the loss of access lines over the last several years.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, we are the eighth largest local exchange telephone company in the United States, based on the approximately 2.2 million access lines we served at December 31, 2005. An “access line” is a telephone line that connects a home or business to the public switched telephone network. All of our access lines are digitally switched. Through our operating telephone subsidiaries, we provide local exchange services to predominantly rural areas and small to mid-sized cities in 22 states. Our local exchange companies serve an average of approximately 13 access lines per square mile versus a nationwide average of approximately 51 access lines per square mile.

The following table lists additional information regarding our access lines as of December 31, 2005 and 2004.

	December 31, 2005		December 31, 2004
	Number of	Percent of	Number of	Percent of
State	access lines	access lines	access lines	access lines

Wisconsin (1)	444,089	20%	466,021	20%
Missouri	442,138	20	458,724	20
Alabama	261,862	12	275,093	12
Arkansas	240,841	11	256,130	11
Washington	176,997	8	182,990	8
Michigan	102,249	5	108,030	5
Louisiana	96,329	4	101,353	4
Colorado	92,046	4	94,139	4
Ohio	76,529	3	80,287	3
Oregon	71,968	3	74,020	3
Montana	62,170	3	64,145	3
Texas	40,976	2	43,697	2
Minnesota	29,013	1	30,046	1
Tennessee	25,847	1	26,728	1
Mississippi	23,621	1	24,137	1
New Mexico	6,176	*	6,428	*
Wyoming	5,992	*	5,905	*
Idaho	5,667	*	5,807	*
Indiana	5,163	*	5,346	*
Iowa	2,019	*	2,053	*
Arizona	1,904	*	1,995	*
Nevada	553	*	552	*
	2,214,149	100%	2,313,626	100%
*   Represents less than 1%.
(1)	As of December 31, 2005 and 2004, approximately 55,600 and 57,700, respectively, of these lines were owned and operated by our 89%-owned affiliate.

As indicated in the following table, we have experienced growth in our operating revenues over the past five years, a substantial portion of which was attributable to the third quarter 2002 acquisition of telephone properties from Verizon and the internal growth of our long distance and Internet access businesses.

	Year ended or as of December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Access lines	2,214,149	2,313,626	2,376,118	2,414,564	1,797,643
% Residential	75%	75	76	76	76
% Business	25%	25	24	24	24
Long distance lines	1,168,201	1,067,817	931,761	798,697	564,851
% Residential	81%	81	80	80	79
% Business	19%	19	20	20	21
Internet customers	356,852	271,210	222,625	184,357	146,945
% DSL service	70%	53	37	29	17
% Dial-up service	30%	47	63	71	83

Operating revenues	$2,479,252	2,407,372	2,367,610	1,971,996	1,679,504
Capital expenditures	$414,872	385,316	377,939	386,267	435,515

As discussed further below, our access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline. To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless, and other additional services that may be made possible by advances in technology, spectrum sales or improvements in our infrastructure, (iii) provide our premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks, and (vi) market our products to new customers. See “Services” and “Regulation and Competition.”

Services

We derive revenue from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both DSL and dial-up Internet services, as well as special access and private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services. The following table reflects the percentage of operating revenues derived from these respective services:

	2005	2004	2003

Local service	28.3%	29.7	30.1
Network access	38.7	40.1	42.3
Long distance	7.7	7.8	7.3
Data	12.9	11.5	10.4
Fiber transport and CLEC	4.7	3.1	1.8
Other	7.7	7.8	8.1
	100.0%	100.0	100.0

Local service. We derive our local service revenues by providing local exchange telephone services in our service areas, including basic dial-tone service through our regular switched network, generally for a fixed monthly charge. Access lines declined 4.3% in 2005, 2.6% in 2004 and 1.6% in 2003. We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, we expect access lines to decline between 4.5% and 5.5% for 2006.

In exchange for additional charges, we offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) and data services (such as data private line, digital subscriber line, frame relay and local area/wide area networks). In 2005, we continued to expand the availability of enhanced services offered in certain service areas.

Network access. We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms (see - “Regulation and Competition Relating to Incumbent Local Exchange Operations” below). Our revenues for switched access services depend on the level of call volume.

Certain of our interstate network access revenues are based on tariffed access charges prescribed by the Federal Communications Commission (“FCC”); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association (“NECA”), a quasi-governmental non-profit organization formed by the FCC in 1983 for such purposes.

Certain of our intrastate network access revenues are derived through access charges that we bill to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on tariffed access charges, which are subject to state regulatory commission approval. Additionally, certain of our intrastate network access revenues, along with intrastate and intra-LATA (Local Access and Transport Areas) long distance revenues, are derived through revenue sharing arrangements with other LECs.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. For those tariffs that have not yet been “deemed lawful”, we initially record as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the settlement period or as our legal entitlement thereto becomes more certain. We recorded approximately $35.9 million as revenue in the third quarter of 2005 as the settlement period related to the 2001/2002 monitoring period lapsed on September 30, 2005. We do not expect to have this level of revenue settlements occur in 2006. As of December 31, 2005, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $31.5 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any proceedings that could impact our entitlement to these funds.

Long distance. We derive our long distance revenues by providing retail long distance services based on either usage or pursuant to flat-rate calling plans. At December 31, 2005, we provided long distance services to nearly 1.2 million lines. We continue to add new customers, although the rate of our customer growth has slowed in recent periods. We anticipate that most of our long distance service revenues will be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

Data. We derive our data revenues primarily from monthly recurring charges for providing Internet access services (both DSL and dial-up services) and data transmission services over special circuits and private lines. We began offering traditional dial-up Internet access services to our telephone customers in 1995. In late 1999, we began offering DSL Internet access services, a high-speed premium-priced data service. As of December 31, 2005, approximately 75% of our access lines were DSL-enabled. At December 31, 2005, we provided DSL access services to over 248,700 customers and dial-up services to over 108,000 customers. During 2005, we added over 106,000 DSL connections.

Fiber transport and CLEC. Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.

In late 2000, we began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana. On February 28, 2002, we purchased the fiber network and customer base of KMC’s operations in Monroe and Shreveport, Louisiana and in June 2005, we purchased the fiber assets in 16 metropolitan markets from KMC which allowed us to offer broadband and competitive local exchange services to customers in these markets. As of December 31, 2005, our competitive local exchange markets provided service over 1,200 miles of lit fiber.

Under the name “LightCore”, we sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2005, over 9,200 miles of lit fiber in the central United States. We began our fiber transport business during the second quarter of 2001, when we began selling capacity over a 700-mile fiber optic ring that we constructed in southern and central Michigan. In June 2003, we acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas. We have used the network to sell services to new and existing customers and to reduce our reliance on third party transport providers. In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. to provide services similar to those described above.

We offer 24-hour burglary and fire monitoring services to over 9,000 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

Other. We derive our other revenues principally by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local telephone directories and (iv) offering our new video and wireless services. We also provide printing, database management and direct mail services and cable television services.

During 2005, we began offering co-branded satellite television service to virtually all households in our service areas, except for the LaCrosse, Wisconsin market, where we initiated our switched digital television service. We continue to monitor the results from this initial launch of switched digital television service and currently plan to initiate a second switched digital video trial during 2006. In mid-2005, we completed an agreement with one wireless carrier to resell wireless services and, by the end of 2005, we offered wireless service through this agreement to markets serving approximately 17% of our residential access lines.

From time to time, we also make investments in other domestic or foreign communications companies.

For further information on regulatory, technological and competitive changes that could impact our revenues, see “-Regulation and Competition” under this Item 1 below and “Risk Factors and Cautionary Statements” under Item 1A below. For more information on the financial contributions of our various services, see Item 7 of this annual report.

Federal Financing Programs

Certain of our telephone subsidiaries receive long-term financing from the Rural Utilities Service (“RUS”), a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates. Approximately 19% of our telephone plant is pledged to secure obligations of our telephone subsidiaries to the RUS. For additional information regarding our financing, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

We maintain local offices in most of the population centers within our service territories. These offices are typically staffed by local residents and provide sales and customer support services in the community. In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote customer loyalty.

Network Architecture

Our local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with licensed software. Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers. As of December 31, 2005, we maintained over 242,000 miles of copper plant and approximately 17,800 miles of fiber optic plant in our local exchange networks. Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers. For additional related information, see “- Services - Fiber Transport and CLEC.”

Regulation and Competition Relating to Incumbent Local Exchange Operations

Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services. (These LECs are sometimes referred to below as “incumbent LECs” or “ILECs”). Consequently, most of our intrastate telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and our interstate operations have been regulated by the FCC. As we discuss in greater detail below, passage of the Telecommunications Act of 1996 (the “1996 Act”), coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by reducing the regulation of LECs and attracting a substantial increase in the number of competitors and capital invested in existing and new services. We anticipate that these trends toward reduced regulation and increased competition will continue.

The following description discusses some of the major industry regulations that affect us, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change the manner in which the communications industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. See Item 1A of this annual report below.

State regulation. The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke franchises authorizing companies to provide communications services. Most commissions have traditionally regulated pricing through “rate of return” regulation that focuses on authorized levels of earnings by LECs. Historically, most of these commissions also (i) regulated the purchase and sale of LECs, (ii) prescribed depreciation rates and certain accounting procedures, (iii) enforced laws requiring LECs to provide universal service under publicly filed tariffs setting forth the terms, conditions and prices of their LEC services, (iv) oversaw implementation of several federal telecommunications laws and (v) regulated various other matters, including certain service standards and operating procedures.

In recent years, state legislatures and regulatory commissions in several of the 22 states in which our telephone subsidiaries operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue. Wisconsin, Missouri, Alabama, Arkansas and several other states have implemented laws or rulings which require or permit LECs to opt out of “rate of return” regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, subsidiaries operating over 60% of our access lines in various states have agreed to be governed by alternative regulation plans, and we continue to explore our options for similar treatment in other states. We believe that reduced regulatory oversight of certain of our telephone operations may allow us to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “-Developments Affecting Competition.”

Alternative regulation plans govern some or all of the access lines operated by us in Wisconsin, Missouri, Alabama and Arkansas, which are our four largest markets. The following summary describes the alternative regulation plans applicable to us in these states.

•   Our Wisconsin access lines, except for those acquired from Verizon in 2000 (which continue to be regulated under “rate of return” regulation), are regulated under various alternative regulation plans. Each of these alternative regulation plans has a five-year term and permits us to adjust local rates within specified parameters if we meet certain quality-of-service and infrastructure-development commitments. These plans also include initiatives designed to promote competition.

•  All of our Missouri LECs are regulated under a price-cap regulation plan whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased without restriction up to 5% annually. Based on our annual filing with the Missouri Commission effective September 2005, we estimate a $3.6 million annual reduction in revenues as a result of recent declines in the inflation-based factor. If the inflation-based factor continues to decline, our revenues will continue to be negatively impacted.

•  Beginning in 2005, our Alabama telephone properties have been subject to an alternative regulation plan. Under this plan, residential and business basic local service rates will remain at existing levels for two years, after which rates can be increased up to five percent per year up to a maximum capped level. Rates for all other retail services may be adjusted depending on the tier designation established under the plan.

•  Our Arkansas LECs, excluding the properties acquired from Verizon in 2000, are regulated under an alternative regulation plan adopted in 1997, which initially froze basic local and access rates for three years, after which time such rates can be adjusted based on an inflation-based factor. Other local rates can be adjusted without commission approval; however, such rates are subject to commission review under certain conditions.

Notwithstanding the movement toward alternative regulation, LECs operating approximately 38% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

FCC regulation. The FCC regulates interstate services provided by our telephone subsidiaries primarily by regulating the interstate access charges that we bill to long distance companies and other communications companies for use of our network in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services. LECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. We have not elected price-cap regulation for our incumbent operations. However, the properties we acquired from Verizon in 2002 have continued to operate under price-cap regulation, as permitted under FCC rules for acquired properties.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and in early 2005 solicited comments on all proposals previously submitted to it. Industry negotiations are continuing with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments. Various concepts are under consideration that would attempt to unify all intercarrier rates for all types of traffic to the greatest extent possible. We are involved in this proceeding and will continue to monitor the implications of these plans to our operations. There is a chance that some type of consensus plan will be filed at the FCC in 2006. Until this proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact this proceeding will have on our results of operations.

As discussed further below, certain providers of competitive communications services are currently not required to compensate ILECs for the use of their networks.

All forms of federal support available to ILECs are currently available to any local competitor that qualifies as an “eligible telecommunications carrier.” This support could encourage additional competitors to enter our high-cost service areas, and, as discussed further below, place financial pressure on the FCC’s support programs.

Our operations and those of all communications carriers also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act and FCC regulations implementing this Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. These laws and regulations may cause us to incur additional costs.

Universal service support funds, revenue sharing arrangements and related matters. A significant number of our telephone subsidiaries recover a portion of their costs from the federal Universal Service Fund (the “USF”) and from similar state “universal support” mechanisms. Disbursements from these programs traditionally have allowed LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas. A significant portion of our support payments vary over time based on our average cost to serve customers compared to national cost averages. The table below sets forth the amounts received by our telephone subsidiaries in 2005 and 2004 from federal and state universal support programs.

	Year ended December 31,
	2005		2004
		% of Total		% of Total
		2005		2004
	Amount	Operating	Amount	Operating
Support Program	Received	Revenues	Received	Revenues
	(amounts in millions)
USF High Cost Loop Support	$174.9	7.1%	$187.9	7.8%
Other USF Support Programs	$139.2	5.6%	$141.5	5.9%
Total Federal USF Receipts	$314.1	12.7%	$329.4	13.7%

State Support Programs	$37.6	1.5%	$35.8	1.5%
TOTAL	$351.7	14.2%	$365.2	15.2%

As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period, which ends June 30, 2006, based on embedded, or historical, costs that provides relatively predictable levels of support to many LECs, including substantially all of our LECs.

Wireless and other competitive service providers continue to seek eligible telecommunications carrier (“ETC”) status in order to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stress on the USF’s funding mechanism. These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program. As a result of the continued increases in the nationwide average cost per loop factor used to allocate funds among all recipients (caused by a decrease in the size of the High Cost Loop support program and increases in requests for support from the USF), we believe our total payments from the USF will continue to decline in the near term under the FCC’s current rules. Based on recent FCC filings, we anticipate our 2006 revenues from the USF High Cost Loop support program will be approximately $8-12 million lower than 2005 levels due to increases in the nationwide average cost per loop factor.

In late 2002, the FCC requested that the Federal-State Joint Board (“FSJB”) on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers. In early 2003, the FSJB issued a notice for public comment on whether present rules fulfill their purpose or should be modified. In early 2004, the FSJB recommended a comprehensive general review of the high-cost support mechanisms for rural and non-rural carriers, coupled with more specific recommendations on the process of designating ETCs and disbursing support payments. On August 16, 2004, the FSJB released a notice requesting comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In addition, the FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, including opening a docket that will change the method of funding contributions. The FCC is expected to issue soon an order addressing a new type of contribution methodology. In the event that does not happen, we believe, but cannot assure you, that the FCC will likely extend the interim mechanism now in place before it lapses on June 30, 2006.

In August 2005, the FSJB sought comments on four separate proposals to modify the distribution of High Cost Loop support funds. Each of the proposals provides the state public service commissions a greater role in the support distribution process, which would remain subject to specific FCC guidelines. Due to the pending nature of these proposals, we cannot estimate the impact, if any, that such proposals would have on our operations. In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, all of which create additional uncertainty regarding our future receipt of support payments. We have been and will continue to be active in monitoring these developments.

In 2004, the FCC mandated changes in the administration of the universal service support programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to LECs from the Universal Service High Cost Loop support program. In December 2004, Congress passed a bill that granted the USF a one-year exemption from the federal law that impacted the E-rate program. In April 2005, the Chairman of the FCC publicly stated that the USF’s High Cost Loop support program complies with the applicable rules regarding the appropriate disbursement of funds. In December 2005, Congress passed a bill that granted the USF a further one-year exemption from these administrative requirements.

In the second quarter of 2005, the Louisiana Public Service Commission (“LPSC”) adopted an order that transferred the existing $42 million Louisiana Optional Service Fund (“LOS Fund”) into a state universal service fund effective August 31, 2005. In recent years we received approximately $21 million annually from the LOS Fund, and we expect to receive similar amounts under the new fund. The new state universal service fund expands the base of contributors to all telecommunications service providers operating in the state. In June 2005, two telecommunications service providers served the LPSC with an appeal (currently pending review by the Louisiana Supreme Court) of the new fund. As such, there can be no assurance that the new fund will remain as adopted by the LPSC or that funding levels will remain at current levels.

Some of our telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See “- State Regulation.” There can be no assurance that these states will continue to provide for cost recovery at current levels.

All of our interstate network access revenues are based on access charges, cost separation studies or special settlement arrangements, many of which are administered by the FCC or NECA. See “- Services.”

Certain long distance carriers continue to request that certain of our LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. See “-Services - Network Access” above for additional information.

Developments affecting competition. The communications industry continues to undergo fundamental technological, regulatory and legislative changes which are likely to significantly impact the future operations and financial performance of all communications companies. Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the telephone industry in recent years. As a result, we increasingly face competition from other communication service providers.

Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service. This trend is more pronounced among residential customers, which comprise 75% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services. Most of our access line customers are currently capable of receiving wireless services from a competitive service provider. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. In late 2005, we began offering our CenturyTel branded wireless reseller service in select markets and expect to expand such offering to other markets in the near future.

The 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC’s network and to take various other steps that are designed to promote competition, imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC’s network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to all aspects of the LEC’s network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the LEC’s property, or provide virtual collocation if physical collocation is not practicable. During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs. On March 2, 2004, a federal appellate court vacated significant portions of these rules, including the standards used to determine which unbundled network elements must be made available to competitors. In response to this court decision, on February 4, 2005, the FCC released rules (effective March 11, 2005) that required incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network element, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

Under the 1996 Act’s rural telephone company exemption, approximately 50% of our telephone access lines are exempt from certain of the 1996 Act’s interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria. States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act. While competition through use of our network is still limited in most of our markets, we expect to receive additional interconnection requests in the future from a variety of resellers and facilities-based service providers.

In addition to these changes in federal regulation, all of the 22 states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.

As a result of these regulatory developments, ILECs increasingly face competition from competitive local exchange carriers (“CLECs”), particularly in high population areas. CLECs provide competing services through reselling the ILECs’ local services, through use of the ILECs’ unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in our Verizon markets acquired in 2002 and 2000. We anticipate that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recently several large electric utilities have announced plans to offer communications services that compete with LECs. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls partially or wholly over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs. These plans may also be priced below those currently charged for traditional local and long distance telephone services for several reasons, including lower network cost structures and the current ability of VoIP providers to use ILECs’ networks without paying access charges. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of VoIP service and related issues. Although the FCC’s rulemaking regarding VoIP-enabled services remains pending, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including (i) an April 2004 order that found an IP-telephony service using the public switched telephone network to be a regulated telecommunications service subject to interstate access charges, (ii) a November 2004 order that Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state regulation and (iii) a June 2005 order requiring all VoIP service providers whose services are interconnected to the public switched telephone network to provide E-911 services to their customers. In addition, in March 2005, Level 3 Communications, Inc. withdrew its petition requesting the FCC to forbear from imposing interstate and intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

Similar to us, many cable, entertainment, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Such activities will continue to place downward pressure on the demand for our access lines.

In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs’ networks or switching services. Other potential sources of competition include noncarrier systems that are capable of bypassing ILECs’ local networks, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on a few of the ILECs’ access lines. We anticipate that all these trends will continue and lead to increased competition with our LECs.

Significant competitive factors in the local telephone industry include pricing, packaging of services and features, quality and convenience of service and meeting customer needs such as simplified billing and timely response to service calls.

As the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects. Many companies currently providing or planning to provide competitive communication services have substantially greater financial and marketing resources than we do or own larger or more diverse networks than ours. In addition, most of them are not subject to the same regulatory constraints as we are.

We anticipate that the traditional operations of LECs will continue to be impacted by continued regulatory and technological developments affecting the ability of LECs to attract and retain customers and the capability of wireless companies, long distance companies, CLECs, cable television companies, VoIP providers, electric utilities and others to provide competitive LEC services. Competition relating to traditional LEC services has thus far affected large urban areas to a greater extent than rural, suburban and small urban areas such as those in which we operate. We intend to actively monitor these developments, to observe the effect of emerging competitive trends in larger markets and to continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

While we expect our operating revenues in 2006 to continue to experience downward pressure primarily due to continued access line losses and reduced network access revenues, we expect such declines to be partially offset primarily due to increased demand for our fiber transport, DSL and other nonregulated product offerings (including our new video and wireless initiatives mentioned above).

Regulation and Competition Relating to Other Operations

Long Distance Operations. We offer intra-LATA, intrastate and interstate long distance services. State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state. Federal regulators have jurisdiction over interstate toll calls. Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets. Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality. Traditionally, our principal competitors for providing long distance services were AT&T, MCI, Sprint, regional phone companies and dial-around resellers. Increasingly, however, we have experienced competition from newer sources, including wireless and high-speed broadband providers, and as a result of technological substitutions, including VoIP and electronic mail.

Data Operations. In connection with our data business, we face competition from Internet service providers, satellite companies and cable companies which offer both dial-up Internet access services and high-speed broadband services. As of December 31, 2005, we believe approximately 54% of our local exchange markets are overlapped by Internet-operable cable systems. Many of these competitors offer content and other support services that we cannot match. Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries and, unlike us, were not required to offer broadband access on a stand-alone basis to competitors. In September 2005, however, the FCC released an order (effective on November 16, 2005) declaring that facilities-based wireline broadband Internet access service is an “information service” and should be regulated in a manner similar to the largely unregulated broadband Internet access services offered by cable companies. One year after the order’s effective date, we will no longer be obligated to continue offering broadband access on a stand-alone basis to competing unaffiliated Internet service providers. In addition, this order preserves the current method of assessing universal service contributions on DSL revenues for a 270-day period after the effective date of the order, or until the FCC adopts a new contribution methodology to the universal service fund. The FCC is currently conducting several other rulemakings considering the regulatory treatment of broadband services, the outcomes of which could significantly impact our competitive position.

Fiber Transport Operations. When our fiber transport networks are used to provide intrastate telecommunications services, we must comply with state requirements for telecommunications utilities, including state tariffing requirements. To the extent our facilities are used to provide interstate communications, we are subject to federal regulation as a non-dominant common carrier. Due largely to excess capacity, the fiber transport industry is highly competitive. Our primary competitors are from other communications companies, many of whom operate networks and have resources much larger than ours. In addition, new IP-based services may enable new entrants to transport data at prices lower than we currently offer.

CLEC Operations. Competitive local exchange carriers are subject to certain reporting and other regulatory requirements by the FCC and state public service commissions, although the degree of regulation is much less substantial than that imposed on ILECs operating in the same markets. Local governments also frequently require competitive local exchange carriers to obtain licenses or franchises regulating the use of rights-of-way necessary to install and operate their networks. In each of our CLEC markets, we face competition from the ILEC, which traditionally has long-standing relationships with its customers. Over time, we may also face competition from one or more other CLECs, or from other communications providers who can provide comparable services.

OTHER DEVELOPMENTS

In February 2006, our board of directors approved a $1.0 billion stock repurchase program. We purchased the first $500 million of common stock in late February 2006 under accelerated share repurchase agreements with investment banks and, later this year, we expect to commence repurchasing the $500 million balance of the $1.0 billion program through open market or privately negotiated transactions, or another accelerated share repurchase program. We previously repurchased approximately $401.0 million, $186.7 million and $437.5 million of our shares under separate repurchase programs approved in February 2004, February 2005 and May 2005, respectively. For additional information, see Liquidity and Capital Resources included in Item 7 of this report.

Item 1A.	Risk Factors

RISK FACTORS AND CAUTIONARY STATEMENTS

Risk Factors

Any of the following risks could materially and adversely affect our business, financial condition, results of operations, liquidity or prospects. The risks described below are not the only risks facing us. Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations.

Risks Related to Our Business

We face competition, which could adversely affect us.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive, and we expect these trends to continue. As we discuss further below, competition has resulted in access line losses, which we expect will accelerate in 2006. In our LEC markets, we face competition from wireless telephone services, which we expect to increase if wireless providers continue to expand and improve their network coverage, lower their prices and offer enhanced services. In certain of our LEC markets, we face competition from cable television operators and CLECs. Over time, we expect to face additional local exchange competition from more recent market entrants, including VoIP providers and electric utilities, and we expect continued competition from alternative networks or non-carrier systems designed to reduce demand for our switching or access services. The Internet, long distance and data services markets are also highly competitive, and we expect that competition will intensify in these and other markets that we serve.

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

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. In addition, some of our competitors own larger and more diverse networks, can conduct operations or raise capital at a lower cost than we can, are subject to less regulation, have lower benefit plan costs, or have substantially stronger brand names. Consequently, some competitors may be able to charge lower prices for their products and services, to offer more attractive service bundles, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services than we can.

Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) our need to lower prices or increase marketing expenses to remain competitive and (iv) our inability to diversify by successfully offering new products or services.

We could be harmed by rapid changes in technology.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Recently, several large electric utilities have announced plans to offer communications services that compete with LECs. Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost. Rapid changes in technology could result in the development of products or services that compete with or displace those offered by traditional LECs. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our business will grow or that our diversification efforts will be successful.

Due to the above-cited changes, the telephone industry has recently experienced a decline in access lines, intrastate minutes of use and long distance minutes of use. While we have not in the past suffered as much as a number of other ILECs from recent industry challenges, the recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely effect our core business and future prospects. Our access lines declined 4.3% in 2005 and we expect our access lines to decline between 4.5% and 5.5% in 2006. We also earned less intrastate revenues in 2005 due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services). We believe our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

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

In recent years, we have attempted to broaden our service and product offerings. During 2005, we began providing co-branded satellite television services and reselling wireless services as part of our bundled product and service offerings. Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings. In addition, we recently launched our facilities-based digital video offering to select markets in Wisconsin. We anticipate these new offerings will dilute our earnings for 2006 by approximately $.06 to $.08 per share and will provide lower profit margins than many of our traditional services. As such, to the extent revenues from these new offerings replace revenues lost from declines in our traditional LEC business, our overall profit margins will decline. We cannot assure you that our recent diversification efforts will be successful.

Future deterioration in our financial performance could adversely impact our credit ratings, our cost of capital and our access to the capital markets.

Our future results will suffer if we do not effectively manage our operations.

In the past few years, we have expanded our operations through acquisitions and new product and service offerings, and we may pursue similar growth opportunities in the future. Our future success depends, in part, upon our ability to manage our expansion opportunities, including our ability to:

•	retain and attract technological, managerial and other key personnel

•	effectively manage our day to day operations while attempting to execute our business strategy of expanding our emerging businesses

•	realize the projected growth and revenue targets developed by management for our newly acquired and emerging businesses, and

•	continue to identify new acquisition or growth opportunities that we can finance, consummate and operate on attractive terms.

Expansion opportunities pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. We cannot assure you that these efforts will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. If we are not able to meet these challenges effectively, our results of operations may be harmed.

Network disruptions could adversely affect our operating results.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. Some of the risks to our network and infrastructure include:

•	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions, terrorism or otherwise

•	capacity limitations

•	software and hardware defects

•	breaches of security, including sabotage, tampering, computer viruses and break-ins, and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers. If service is not restored in a timely manner, agreements with our customers or service standards set by state regulatory commissions could obligate us to provide credits or other remedies, and this would reduce our revenues or increase our costs. Service disruptions could also damage our reputation with customers, causing us to lose existing customers or have difficulty attracting new ones.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) is important to the operation of our current business, which would suffer in the event of system failures. Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs are important to the continued implementation of our new service offering initiatives. Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

We rely on a limited number of key suppliers and vendors to operate our business.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering these network components to us on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. We also rely on a limited number of other communications companies in connection with reselling long distance, wireless and satellite entertainment services to our customers. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

Our relationships with other communications companies are material to our operations and their financial difficulties may adversely affect us.

We originate and terminate calls for long distance carriers and other interexchange carriers over our network in exchange for access charges that represent a significant portion of our revenues. Should these carriers go bankrupt or experience substantial financial difficulties, our inability to timely collect access charges from them could have a negative effect on our business and results of operations.

We depend on key members of our senior management team.

Our success depends largely on the skills, experience and performance of a limited number of senior officers, none of whom are parties to employment agreements. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior managers or attracting new ones in the event of terminations or resignations.

We could be affected by certain changes in labor matters.

At December 31, 2005, approximately 26% of our employees were members of 12 separate bargaining units represented by two different unions. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. We cannot predict the outcome of these negotiations. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Risks Related to Our Regulatory Environment

Our revenues could be materially reduced or our expenses materially increased by changes in regulations.

The majority of our revenues are substantially dependent upon regulations which, if changed, could result in material revenue reductions. Laws and regulations applicable to us and our competitors may be, and have been, challenged in the courts, and could be changed by federal or state legislators. Any of the following could significantly impact us:

Risk of loss or reduction of network access charge revenues. A significant portion of our network access revenues are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions we serve. The amount of access charge revenues that we receive is based largely on rates set by federal and state regulatory bodies, and such rates could change. In 2003, the FCC opened a broad intercarrier compensation proceeding that is expected to overhaul the current system for compensating carriers originating, terminating, carrying and delivering telecommunications traffic. This proceeding could materially impact our results of operations. In addition, our financial results could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors. Furthermore, access charges currently paid to us could be diverted to competitors who enter our markets or expand their operations, either due to changes in regulation or otherwise.

Risk of loss or reduction of support fund payments. We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us. In August 2004, a federal-state joint board requested comments on the FCC’s current rules for high-cost support payments to rural telephone companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In August 2005, this board sought comments on proposals to modify the distribution of certain key federal support funds. Pending judicial appeals and Congressional proposals create additional uncertainty regarding our future receipt of support payments. We cannot estimate the impact that these developments will have on us.

Recent changes in the nationwide average cost per loop factors used by the FCC to allocate support funds have reduced our receipts from the main support program administered by the federal Universal Service Fund. These changes reduced our receipts from such program by $13.1 million in 2005 compared to 2004, and we expect these changes will further reduce our receipts from such program by approximately $8 to $12 million in 2006 compared to 2005. In addition, the number of eligible telecommunications carriers receiving support payments from this program continues to increase, which, coupled with other factors, is placing additional financial pressure on the amount of money that is necessary and available to provide support payments to all eligible recipients, including us. As a result of the continued increases in the nationwide average cost per loop factor (caused by a decrease in the size of the USF High Cost Loop support program and increases in requests for support from the Universal Service Fund), we believe the aggregate level of payments we receive from the Universal Service Fund will continue to decline in the near term under the FCC’s current rules.

Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers. Approximately 50% of our telephone access lines are exempt from the 1996 Act’s more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent’s network at favorable rates. If state regulators decide that it is in the public’s interest to impose these more burdensome interconnection requirements on us, we would be required to provide unbundled network elements to competitors. As a result, more competitors could enter our traditional telephone markets than we currently expect, resulting in lower revenues and higher additional administrative and regulatory expenses.

Risk of losses from earnings reviews. Notwithstanding the movement toward alternative state regulation, LECs operating approximately 38% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, which could lead to revenue reductions.

Risks posed by costs of regulatory compliance. Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business. For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We expect our compliance costs to increase if future legislation or regulations continue to increase our obligations to assist other governmental agencies.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

The 1996 Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries. This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will have on us and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, that address issues affecting our operations and those of our competitors. Moreover, certain communities nationwide have expressed an interest in establishing a municipal telephone utility that would compete for customers. We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

We are subject to significant regulations that limit our flexibility.

As a diversified full service incumbent local exchange carrier, or ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors. For instance, unlike many of our competitors, we are subject to federal mandates to share facilities, file and justify tariffs, maintain certain accounts and file reports, and state requirements that obligate us to maintain service standards and limit our ability to change tariffs in a timely manner. This regulation imposes substantial compliance costs on us and restricts our ability to raise rates, to compete and to respond rapidly to changing industry conditions. Although newer alternative forms of regulation permit us greater freedoms in several states in which we operate, they nonetheless typically impose caps on the rates that we can charge our customers. As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete. Litigation and different objectives among federal and state regulators could create uncertainty and impede our ability to respond to new regulations. Moreover, changes in tax laws, regulations or policies could increase our tax rate, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls. We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

For a more thorough discussion of the regulatory issues that may affect our business, see “- Operations” above.

Other Risks

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

Our agreements and organizational documents and applicable law could limit another party’s ability to acquire us at a premium.

Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of February 28, 2006, the holders of our ten-vote shares held approximately 41% of our total voting power. In addition, a number of other provisions in our agreements and organizational documents, including our shareholder rights plan, and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors. This could deprive our shareholders of any related takeover premium.

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks. For a description of additional risks, please see “- Operations” above, “ - Forward-Looking Statements” below, and the other items of this annual report, particularly Items 3, 7 and 8.

Forward-Looking Statements

This report on Form 10-K and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements, including without limitation statements with respect to our anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “should,” “could,” and “may,” and variations thereof and similar expressions. Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements. These uncertainties include but are not limited to those set forth below:

•
the extent, timing, success and overall effects of competition from wireless carriers, VoIP providers, CLECs, cable television companies, electric utilities and others, including without limitation the risks that these competitors may offer less expensive or more innovative products and services

•	the risks inherent in rapid technological change, including without limitation the risk that new technologies will displace our products and services

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from the FCC’s regulations relating to interconnection and other matters, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings that could impact our competitive position, compliance costs, capital expenditures or prospects, and (iii) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate LECs operating in high-cost markets

•
our ability to effectively manage our growth, including without limitation our ability to (i) integrate newly-acquired operations into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors and reduced demand for our access services

•
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our co-branded satellite television service and our wireless reseller service, (ii) expand successfully our long distance, Internet access and fiber transport service offerings to new or acquired markets and (iii) offer bundled service packages on terms attractive to our customers

•	our ability to collect receivables from financially troubled communications companies

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages

•	regulatory limits on our ability to change the prices for telephone services in response to industry changes

•
impediments to our ability to expand through attractively priced acquisitions, whether caused by regulatory limits, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers

•	the possible need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors

•	the lack of assurance that we can compete effectively against better-capitalized competitors

•	the impact of network disruptions on our business

•	the effects of adverse weather on our customers or properties

•	other risks referenced in this report and from time to time in our other filings with the Securities and Exchange Commission

•	the effects of more general factors, including without limitation:

❖	changes in general industry and market conditions and growth rates
❖	changes in labor conditions, including workforce levels and labor costs
❖	changes in interest rates or other general national, regional or local economic conditions
❖	changes in legislation, regulation or public policy, including changes in federal rural financing programs or changes that increase our tax rate
❖	increases in capital, operating, medical or administrative costs, or the impact of new business opportunities requiring significant up-front investments
❖	the continued availability of financing in amounts, and on terms and conditions, necessary to support our operations
❖	changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis
❖	failures in our internal controls that could result in inaccurate public disclosures or fraud
❖	changes in our senior debt ratings
❖	unfavorable outcomes of regulatory or legal proceedings, including rate proceedings
❖	losses or unfavorable returns on our investments in other communications companies
❖	delays in the construction of our networks
❖
changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles, including the possible future unavailability of Statement of Financial Accounting Standards No. 71 to our wireline subsidiaries.

For additional information, see the description of our business included above, as well as Item 7 of this report. Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur. Accordingly, you are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of the date made. Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Item 1B.	Unresolved Staff Comments

Not applicable.

OTHER MATTERS

We have certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2005 have not been material and we currently have no reason to believe that such costs will become material.

For additional information concerning our business and properties, see Item 7 elsewhere herein, and the Consolidated Financial Statements and notes 2, 4, 5, and 16 thereto set forth in Item 8 elsewhere herein.

Item 2.	Properties.

Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2005 and 2004, our gross property, plant and equipment of approximately $7.8 billion and $7.4 billion, respectively, consisted of the following:

	December 31,
	2005	2004

Cable and wire	52.9%	53.1
Central office	32.4	32.1
General support	9.9	10.6
Fiber transport	2.4	2.0
Construction in progress	1.0	0.9
Other	1.4	1.3
	100.0%	100.0

“Cable and wire” facilities consist primarily of buried cable and aerial cable, poles, wire, conduit and drops used in providing local and long distance services. “Central office” consists primarily of switching equipment, circuit equipment and related facilities. “General support” consists primarily of land, buildings, tools, furnishings, fixtures, motor vehicles and work equipment. “Fiber transport” consists of network assets and equipment to provide fiber transport services. “Construction in progress” includes property of the foregoing categories that has not been placed in service because it is still under construction.

The properties of certain of our telephone subsidiaries are subject to mortgages securing the debt of such companies. We own substantially all of the central office buildings, local administrative buildings, warehouses, and storage facilities used in our telephone operations.

For further information on the location and type of our properties, see the descriptions of our operations in Item 1.

Item 3.	Legal Proceedings.

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified the class action status of the suit and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 29, 2000 and May 2002 were legally insufficient. We plan to appeal this decision. The Court’s order does not specify the award of damages, the scope of which remains subject to significant fact finding. At this time, we cannot reasonably estimate the amount or range of possible loss; however, we believe it to be significantly below the level of revenues billed for such services during the above period. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or results of operations.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Executive Officers of the Registrant

Information concerning our Executive Officers, set forth at Item 10 in Part III hereof, is incorporated in Part I of this Report by reference.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed on the New York Stock Exchange and is traded under the symbol CTL. The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

	Sales prices		Dividend per
	High	Low	common share
2005:
First quarter	$35.47	32.31	.06
Second quarter	$35.00	29.55	.06
Third quarter	$36.50	33.20	.06
Fourth quarter	$35.28	31.14	.06

2004:
First quarter	$33.40	26.20	.0575
Second quarter	$30.32	26.22	.0575
Third quarter	$34.47	29.79	.0575
Fourth quarter	$35.54	31.00	.0575

Common stock dividends during 2005 and 2004 were paid each quarter. As of February 28, 2006, there were approximately 4,400 stockholders of record of our common stock. As of March 15, 2006, the closing stock price of our common stock was $37.64.

In February 2005, our board of directors approved a repurchase program authorizing us to repurchase up to an aggregate of $200 million of either our common stock or equity units prior to December 31, 2005 (which was subsequently extended to February 28, 2006). After we implemented our accelerated share repurchase program in May 2005, we did not purchase any securities under our $200 million repurchase program from June 2005 through December 2005 (the completion date of the accelerated share repurchase program). Therefore, no shares were repurchased during the fourth quarter of 2005 related to the $200 million program. As of December 31, 2005, we had authority to repurchase approximately $86.0 million in shares under our $200 million program. In January and February 2006, we repurchased approximately $72.6 million in shares (2,144,800 shares at an average price per share of $33.86). In February 2006, our board authorized a $1.0 billion share repurchase program that superseded the remaining portion of approximately $13 million of our $200 million program. See Note 18 of Notes to Consolidated Financial Statements included in Item 8 herein for information related to the new share repurchase program.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

           The following table presents certain selected consolidated financial data (from continuing operations) as of and for each of the years ended in the five-year period ended December 31, 2005:

Selected Income Statement Data

	Year ended December 31,
	2005	2004	2003	2002	2001
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$2,479,252	2,407,372	2,367,610	1,971,996	1,679,504

Operating income	$736,403	753,953	750,396	575,406	425,305

Nonrecurring gains and
losses, net (pre-tax)	$-	-	-	3,709	33,043

Income from continuing operations	$334,479	337,244	344,707	193,533	149,081

Basic earnings per share from
continuing operations	$2.55	2.45	2.40	1.36	1.06

Basic earnings per share from
continuing operations, as adjusted
for goodwill amortization	$2.55	2.45	2.40	1.36	1.39

Diluted earnings per share from
continuing operations	$2.49	2.41	2.35	1.35	1.05

Diluted earnings per share from
continuing operations, as adjusted
for goodwill amortization	$2.49	2.41	2.35	1.35	1.37

Dividends per common share	$.24	.23	.22	.21	.20

Average basic shares outstanding	130,841	137,215	143,583	141,613	140,743

Average diluted shares
outstanding	136,087	142,144	148,779	144,408	142,307

Selected Balance Sheet Data

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Net property, plant and equipment	$3,304,486	3,341,401	3,455,481	3,531,645	2,736,142
Goodwill	$3,432,649	3,433,864	3,425,001	3,427,281	2,087,158
Total assets	$7,762,707	7,796,953	7,895,852	7,770,408	6,318,684
Long-term debt	$2,376,070	2,762,019	3,109,302	3,578,132	2,087,500
Stockholders' equity	$3,617,273	3,409,765	3,478,516	3,088,004	2,337,380

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2005	2004	2003	2002	2001

Telephone access lines	2,214,149	2,313,626	2,376,118	2,414,564	1,797,643
Long distance lines	1,168,201	1,067,817	931,761	798,697	564,851
DSL customers	248,706	142,575	83,465	52,858	25,485

See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OVERVIEW

CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services to customers in 26 states. We currently derive our revenues from providing (i) local exchange telephone services, (ii) network access services, (iii) long distance services, (iv) data services, which includes both digital subscriber line (“DSL”) and dial-up Internet services, as well as special access and private line services, (v) fiber transport, competitive local exchange and security monitoring services and (vi) other related services.

We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of our increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, we determined that our results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the results of operations for 2005 and 2004 reflect the presentation of a single reportable segment. Results of operations for 2003 have been conformed to this presentation of a single reportable segment.

During 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash. During 2003, we also acquired fiber transport assets in five central U.S. states (which we operate under the name LightCore) for $55.2 million cash.

Our results of operations in 2005 were adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues, (ii) declines in access lines, (iii) incremental amortization and operating expenses related to our billing and customer care system and (iv) expenses associated with expanding our new satellite video and wireless service offerings. See below for additional information.

Our net income for 2005 was $334.5 million, compared to $337.2 million during 2004 and $344.7 million during 2003. Diluted earnings per share for 2005 was $2.49 compared to $2.41 in 2004 and $2.35 in 2003. The increase in diluted earnings per share is attributable to lower average shares outstanding in 2005 compared to 2004 due to share repurchases that have occurred during the past two years. The diluted earnings per share calculation reflects the application of Emerging Issues Task Force No. 04-8 to all periods presented. See Note 12 of Notes to Consolidated Financial Statements for additional information.

Year ended December 31,	2005	2004	2003
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$736,403	753,953	750,396
Interest expense	(201,801)	(211,051)	(226,751)
Income from unconsolidated cellular entity	4,910	7,067	6,160
Other income (expense)	(1,742)	(2,597)	2,154
Income tax expense	(203,291)	(210,128)	(187,252)
Net income	$334,479	337,244	344,707

Basic earnings per share	$2.55	2.45	2.40

Diluted earnings per share	$2.49	2.41	2.35

Average basic shares outstanding	130,841	137,215	143,583

Average diluted shares outstanding	136,087	142,144	148,779

Operating income decreased $17.6 million in 2005 as a $71.9 million increase in operating revenues was more than offset by an $89.4 million increase in operating expenses. Operating income increased $3.6 million in 2004 as a $39.8 million increase in operating revenues was substantially offset by a $36.2 million increase in operating expenses.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our growth, including integrating newly-acquired businesses into our operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A included herein. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

OPERATING REVENUES

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)

Local service	$702,400	716,028	712,565
Network access	959,838	966,011	1,001,462
Long distance	189,872	186,997	173,884
Data	318,770	275,777	244,998
Fiber transport and CLEC	115,454	74,409	43,041
Other	192,918	188,150	191,660
Operating revenues	$2,479,252	2,407,372	2,367,610

Local service revenues. We derive local service revenues by providing local exchange telephone services in our service areas. The $13.6 million (1.9%) decrease in local service revenues in 2005 is primarily due to (i) a $16.1 million decrease due a 3.3% decline in the average number of access lines served and (ii) a $7.5 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by (i) an $8.7 million increase due to our providing custom calling features to more customers and (ii) a $4.2 million increase due to the mandated implementation of extended area calling plans in certain areas. Of the $3.5 million (.5%) increase in local service revenues in 2004, $12.6 million was due to the provision of custom calling features to more customers, which was partially offset by an $8.4 million decrease due to a 2.2% decline in the average number of access lines served.

Access lines declined 99,500 (4.3%) during 2005 compared to a decline of 62,500 (2.6%) in 2004. We believe the decline in the number of access lines during 2005 and 2004 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions, we expect access lines to decline between 4.5% and 5.5% during 2006.

Network access revenues. We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms. Certain of our interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission (“FCC”); the remainder of such revenues are derived under revenue sharing arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association. Intrastate network access revenues are based on tariffed access charges filed with state regulatory agencies or are derived under revenue sharing arrangements with other LECs.

Network access revenues decreased $6.2 million (0.6%) in 2005 and decreased $35.5 million (3.5%) in 2004 due to the following factors:

	2005	2004
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Recovery from the federal Universal Service
High Cost Loop support program	$(13,065)	(11,311)
Intrastate revenues due to decreased minutes of use and decreased access rates in certain states, net of increased recovery from
state support funds	(13,392)	(26,798)
Partial recovery of increased operating costs through
revenue sharing arrangements with other telephone companies,
interstate access revenues and return on rate base	6,819	3,980
Rate changes in certain jurisdictions	(3,457)	5,052
Revision of prior year revenue settlement agreements	15,947	(3,690)
Other, net	975	(2,684)
	$(6,173)	(35,451)

As indicated in the chart above, in 2005 we experienced a reduction in our intrastate revenues of approximately $13.4 million primarily due to (i) a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services) and (ii) the mandated implementation of extended area calling plans in certain areas. The corresponding decrease in 2004 compared to 2003 was $26.8 million. We believe intrastate minutes will continue to decline in 2006, although the magnitude of such decrease is uncertain.

Prior year revenue settlement agreements for 2005 included the recognition of approximately $35.9 million of revenue (of which $24.5 million was reflected in network access revenues and $11.4 million was reflected in data revenues) as the 2001/2002 monitoring period lapsed on September 30, 2005. See Critical Accounting Policies below and Note 17 for additional information. We do not expect to recognize this level of revenue related to prior year revenue settlement agreements in 2006.

We anticipate our 2006 revenues from the federal Universal Service High Cost Loop support program will be approximately $8-12 million lower than 2005 levels due to increases in the nationwide average cost per loop factor used to allocate funds among all recipients.

Long distance revenues. We derive our long distance revenues by providing retail long distance services to our customers. Long distance revenues increased $2.9 million (1.5%) and $13.1 million (7.5%) in 2005 and 2004, respectively. The $2.9 million increase in 2005 was primarily attributable to a 12.0% increase in the average number of long distance lines served and a 12.8% increase in minutes of use (aggregating $21.2 million), substantially offset by a decrease in the average rate we charged our customers ($16.5 million). The $13.1 million increase in 2004 was primarily attributable to a 14.9% increase in the average number of long distance lines served and a 15.3% increase in minutes of use (aggregating $21.7 million), partially offset by a decrease in the average rate we charged our customers ($9.2 million). We anticipate that increased competition and our current level of customer penetration will continue to place downward pressure on rates and slow the growth rate of the number of long distance lines served.

Data revenues. We derive our data revenues primarily by providing Internet access services (both DSL and dial-up services) and data transmission services over special circuits and private lines. Data revenues increased $43.0 million (15.6%) in 2005 and $30.8 million (12.6%) in 2004. The $43.0 million increase in 2005 was primarily due to (i) a $24.8 million increase in Internet revenues due primarily to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers, (ii) a $10.8 million increase in special access revenues due to an increase in the number of special circuits provided and an increase in the partial recovery of our increased operating expenses through revenue sharing arrangements with other telephone companies, and (iii) an $8.6 million increase in revenues related to prior year settlement agreements (the majority of which related to the revenue recorded in 2005 as the 2001/2002 monitoring period lapsed on September 30, 2005). We do not expect to recognize this level of revenue related to prior year revenue settlement agreements in 2006.

The $30.8 million increase in 2004 was primarily due to (i) a $20.3 million increase in Internet revenues due primarily to growth in the number of DSL customers and (ii) an $11.3 million increase in special access revenues due to an increase in the number of special circuits provided and an increase in the partial recovery of our increased operating expenses through revenue sharing arrangements with other telephone companies.

Fiber transport and CLEC. Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses. Fiber transport and CLEC revenues increased $41.0 million (55.2%) in 2005, of which $27.7 million was due to revenue from the June 30, 2005 acquisition of fiber assets from KMC and $12.4 million was attributable to growth in the number of customers in our incumbent fiber transport business. Fiber transport and CLEC revenues increased $31.4 million (72.9%) in 2004, substantially all of which is attributable to our acquisitions of fiber transport assets (which are operated under the name LightCore) in June and December 2003.

Other revenues. We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our new video and wireless services. Other revenues increased $4.8 million (2.5%) during 2005 primarily due to a $4.5 million increase in directory revenues. Other revenues decreased $3.5 million (1.8%) during 2004 primarily due to a $3.4 million decrease in directory revenues due to the expiration of our rights to share in the revenues of yellow page directories published in certain markets acquired from Verizon in 2002.

OPERATING EXPENSES

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization)	$821,929	755,413	739,210
Selling, general and administrative	388,989	397,102	374,352
Depreciation and amortization	531,931	500,904	503,652
Operating expenses	$1,742,849	1,653,419	1,617,214

Cost of services and products. Cost of services and products increased $66.5 million (8.8%) in 2005 primarily due to (i) a $21.9 million increase in expenses incurred by the properties acquired from KMC in June 2005; (ii) a $16.4 million increase in expenses associated with our Internet operations primarily due to an increase in the number of DSL customers; (iii) a $10.6 million increase in costs associated with growth in our fiber transport business; (iv) a $9.0 million increase in salaries and benefits; (v) an $8.2 million increase in access expenses; (vi) a $5.3 million increase due to start-up costs associated with our new satellite video and wireless reseller services; and (vii) a $4.3 million increase in costs associated with growth in our long distance business. Such increases were partially offset by (i) a $3.9 million decrease in expenses caused by us settling certain pole attachment disputes in 2005 for amounts less than those previously accrued and (ii) a $3.4 million decrease in customer service expense.

Cost of services and products increased $16.2 million (2.2%) in 2004 primarily due to (i) a $14.6 million increase in expenses associated with operating our fiber transport assets acquired in June and December 2003; (ii) an $8.5 million increase in expenses associated with our Internet operations due to an increase in the number of customers; (iii) a $7.8 million increase in customer service and retention related expenses; and (iv) a $6.0 million increase in plant operations expenses. Such increases were partially offset by a $13.8 million decrease in access expenses (which included a one-time credit of $3.1 million recorded in 2004) and a $9.2 million decrease in the cost of providing retail long distance service primarily due to a decrease in the average cost per minute of use and a decrease in circuit costs.

Selling, general and administrative. Selling, general and administrative expenses decreased $8.1 million (2.0%) in 2005 primarily due to (i) a $12.4 million decrease in operating taxes (primarily due to an $8.6 million one-time charge in the third quarter of 2004); (ii) an $11.2 million reduction in bad debt expense, and (iii) a $4.6 million decrease in expenses attributable to our Sarbanes-Oxley internal controls compliance effort. Such decreases were partially offset by (i) $7.9 million of expenses incurred by the properties acquired from KMC; (ii) a $5.9 million increase in customer service and marketing costs associated with growth in our Internet business and (iii) a $2.8 million increase in sales and marketing costs associated with our new satellite video and wireless reseller services.

Selling, general and administrative expenses increased $22.8 million (6.1%) in 2004 due to (i) a $9.0 million increase in marketing expenses; (ii) a $6.4 million increase in expenses attributable to our Sarbanes-Oxley internal controls compliance effort; (iii) a nonrecurring $5.0 million reduction in bad debt expense recorded in the first quarter of 2003 due to the partial recovery of amounts previously written off related to the bankruptcy of MCI (formerly WorldCom); and (iv) a $4.3 million increase in expenses associated with operating our LightCore assets acquired in 2003. Such increases were partially offset by a $6.6 million decrease in bad debt expense (exclusive of the MCI recovery mentioned above).

Depreciation and amortization. Depreciation and amortization increased $31.0 million (6.2%) in 2005. The year 2004 included a one-time reduction in depreciation expense of $13.2 million to adjust the balances of certain over-depreciated property, plant and equipment accounts. The remaining $17.8 million increase in 2005 is primarily due to (i) a $19.0 million increase due to higher levels of plant in service, (ii) a $6.1 million increase associated with amortization of our new billing system and (iii) a $2.8 million increase due to depreciation and amortization incurred by the properties acquired from KMC. Such increases were partially offset by (i) a $7.8 million reduction in depreciation expense due to certain assets becoming fully depreciated and (ii) the non-recurrence in 2005 of a $3.1 million one-time increase recorded in 2004 related to the depreciation of fixed assets associated with our new billing system.

Depreciation and amortization decreased $2.7 million (.5%) in 2004. In addition to the $13.2 million reduction in depreciation expense mentioned above, depreciation expense for 2004 was also reduced by $8.4 million due to certain assets becoming fully depreciated. Such decreases were partially offset by a $16.7 million increase due to higher levels of plant in service, the above-mentioned $3.1 million one-time increase in 2004 related to depreciation of fixed assets related to our new billing system, and a $3.0 million increase in depreciation due to the assets acquired in connection with our LightCore operations.

Other. For additional information regarding certain matters that have impacted or may impact our operations, see “Regulation and Competition”.

INTEREST EXPENSE

Interest expense decreased $9.3 million (4.4%) in 2005 compared to 2004 as a $16.1 million decrease due primarily to a decrease in average debt outstanding was partially offset by a $7.7 million increase due to higher average interest rates.

Interest expense decreased $15.7 million (6.9%) in 2004 compared to 2003 partially due to $7.5 million of nonrecurring interest expense in 2003 associated with various operating tax audits. The remainder of the decrease was primarily due to a decrease in average debt outstanding.

INCOME FROM UNCONSOLIDATED CELLULAR ENTITY

Income from unconsolidated cellular entity was $4.9 million in 2005, $7.1 million in 2004 and $6.2 million in 2003. Such income represents our share of income from our 49% interest in a cellular partnership.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including interest income and allowance for funds used during construction. Other income (expense) was $(1.7 million) in 2005, $(2.6 million) in 2004 and $2.2 million in 2003. The years 2005 and 2004 were impacted by certain charges and credits that are not expected to occur in the future. Included in 2005 was (i) a $16.2 million pre-tax charge due to the impairment of a non-operating investment and (ii) a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of Senior J notes. The year 2005 was favorably impacted by (i) $3.2 million of non-recurring interest income related to the settlement of various income tax audits; (ii) a $3.5 million gain from the sale of a non-operating investment and (iii) $3.9 million of higher interest income due to higher average cash balances. Included in 2004 was a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of our Series B senior notes in May 2004 and a $2.5 million charge related to the impairment of a non-operating investment.

INCOME TAX EXPENSE

Our effective income tax rate was 37.8%, 38.4% and 35.2% in 2005, 2004 and 2003, respectively. Income tax expense for 2005 was increased by $19.5 million as a result of increasing the valuation allowance related to net state operating loss carryforwards. This increase was primarily due to changes in state income tax laws and other factors which impacted the projections of future taxable income. This tax expense increase was more than offset by (i) a reduction of state income tax reserves ($11.6 million, net of federal income tax benefit); (ii) a reduction in our composite state income tax rate due to income being apportioned to states with lower state tax rates ($8.5 million); and (iii) the favorable settlement of various federal income tax audits ($1.3 million).

ACCOUNTING PRONOUNCEMENTS

Over the last several years, we have elected to account for employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, focusing primarily on accounting for transactions in which an entity obtains employee services in exchange for the issuance of stock options. SFAS 123(R) requires us to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. SFAS 123(R) is effective for all awards granted after its effective date of January 1, 2006. In accordance with SFAS 123(R), compensation cost is also recognized over the applicable remaining vesting period for any awards that are not fully vested as of the effective date. In order to eliminate the recognition of compensation expense related to outstanding awards that are not fully vested as of January 1, 2006, on December 14, 2005, the Compensation Committee of our Board of Directors approved accelerating the vesting of all unvested stock options outstanding (which totaled approximately 1.5 million options), effective December 31, 2005. As a result of accelerating the vesting of these options, we will avoid approximately $4.9 million of pre-tax compensation expense, of which approximately $4.1 million would have been recognized in 2006. We recognized approximately $156,000 of expense in the fourth quarter of 2005 as a result of accelerating the vesting of these options. We expect the adoption of SFAS 123(R) to decrease our diluted earnings per share by approximately $.02 to $.03 in 2006.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset. Although we generally have no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71. For our telephone operations acquired from Verizon in 2002 (which are not subject to SFAS 71) and our other non-regulated operations, we have not accrued a liability for anticipated removal costs. For these reasons, the adoption of SFAS 143 did not have a material effect on our financial statements.

On March 31, 2005, the Financial Accounting Standards Board issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS 143. FIN 47, which was effective for fiscal years ending after December 15, 2005, clarifies that the recognition and measurement provisions of SFAS 143 apply to asset retirement obligations in which the timing or method of settlement may be conditional on a future event that may or may not be within control of the entity. We identified conditional asset retirement obligations for (i) asbestos removal in buildings, (ii) removal of underground storage tanks, (iii) our property located on public and private rights-of way and (iv) our property that is attached to poles owned by other utilities and municipalities. Due to a lack of historical experience from which to reasonably estimate a settlement date or range of settlement dates, we concluded that an asset retirement obligation associated with our property located on rights-of-way is indeterminate. We also concluded that our conditional asset retirement obligations related to the removal of asbestos, underground storage tanks and our property that is attached to other entities’ poles was immaterial to our financial condition and results of operations and therefore has not been recognized.

In the fourth quarter of 2004, we adopted Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 requires securities issuable under contingently convertible instruments be included in the diluted earnings per share calculation. Our $165 million Series K senior notes are convertible into common stock under various contingent circumstances, including the common stock attaining a specified trading price in excess of the notes’ fixed conversion price. Beginning in the fourth quarter of 2004, our diluted earnings per share and diluted shares outstanding reflect the application of EITF 04-8. Prior periods have been restated to reflect this change in accounting.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) long-lived assets and (v) income taxes. Actual results may differ from these estimates and assumptions. We believe that certain critical accounting policies involve a higher degree of judgment or complexity, including those described below.

Revenue recognition. Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association. In the second quarter of 2004, we revised certain estimates for recognizing interstate revenues. Previously, we initially recognized interstate revenues at a rate of return lower than the authorized rate of return prescribed by the FCC to allow for potential decreases in demand or other factor changes which could decrease the achieved rate of return over the respective monitoring periods. As the monitoring periods progressed, we recorded additional revenues ratably up to the achieved rate of return. In the second quarter of 2004, we began generally recognizing such interstate network access revenues at the authorized rate of return, unless the actual achieved rate of return was lower than authorized.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. Since July 2004, we have recognized billings from our tariffs as revenue since we believe such tariffs are “deemed lawful”. There is no assurance that our future tariff filings will be “deemed lawful”. For those tariffs that have not yet been “deemed lawful”, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenue some or all of these amounts at the end of the applicable settlement period or as our legal entitlement thereto becomes more certain. We recorded approximately $35.9 million as revenue in the third quarter of 2005 as the settlement period related to the 2001/2002 monitoring period lapsed on September 30, 2005. The amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet as of December 31, 2005 for the 2003/2004 monitoring period aggregated approximately $31.5 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any proceedings that could impact our entitlement to these funds.

Allowance for doubtful accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels reflected in our accompanying consolidated balance sheet.

Pension and postretirement benefits. The amounts recognized in our financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets. For 2005 and 2004, we utilized an expected long-term rate of return on plan assets of 8.25%, which we believe reflects the expected long-term rates of return in the financial markets.

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate. Our discount rate at December 31, 2005 was 5.5% compared to 5.75% at December 31, 2004, which we believe is the appropriate rate at which the pension and postretirement benefits could be effectively settled. Such rates were determined based on a discounted cash flow analysis of our expected cash outflows of our benefit plans. A 25 basis point decrease in the assumed discount rate would increase annual pension expense approximately $1.8 million and increase annual postretirement expense approximately $900,000.

Intangible and long-lived assets. We are subject to testing for impairment of long-lived assets under two accounting standards, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We completed the required annual test of goodwill impairment (as of September 30, 2005) under SFAS 142 and determined our goodwill is not impaired as of such date.

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

Income taxes. We estimate our current and deferred income taxes based on our assessment of the future tax consequences of transactions that have been reflected in our financial statements or applicable tax returns. Actual income taxes paid could vary from these estimates due to future changes in income tax law or the resolution of audits by federal and state taxing authorities. We maintain income tax contingency reserves for potential assessments from the various taxing authorities. These reserves are estimated based on our judgment of the probable outcome of the tax contingencies and are adjusted periodically based on changing facts and circumstances. Changes to the tax contingency reserves could materially affect operating results in the period of change.

For additional information on our critical accounting policies, see “Accounting Pronouncements” and “Regulation and Competition - Other Matters” below, and the footnotes to our consolidated financial statements included elsewhere herein.

INFLATION

Historically, we have mitigated the effects of increased costs by recovering over time certain costs applicable to our regulated telephone operations through the rate-making process. However, LECs operating over 60% of our total access lines are now governed by state alternative regulation plans, some of which restrict or delay our ability to recover increased costs. Additional future regulatory changes may further alter our ability to recover increased costs in our regulated operations. For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes are limited to the rate of inflation, minus a productivity offset. As operating expenses in our nonregulated lines of business increase as a result of inflation, we, to the extent permitted by competition, attempt to recover the costs by increasing prices for our services and equipment.

MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations. We have estimated our market risk using sensitivity analysis. Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates. Fair value of long-term debt obligations is determined based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets. The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

At December 31, 2005, the fair value of our long-term debt was estimated to be $2.6 billion based on the overall weighted average rate of our long-term debt of 6.7% and an overall weighted maturity of 9 years compared to terms and rates available on such date in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $98.2 million decrease in the fair value of our long-term debt. As of December 31, 2005, after giving effect to interest rate swaps currently in place, approximately 81% of our long-term debt obligations were fixed rate.

We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time, we use derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. We periodically review our exposure to interest rate fluctuations and implement strategies to manage the exposure.

At December 31, 2005, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. At December 31, 2005, we realized a rate under these hedges of 8.25% and for 2005 we realized an average interest rate of 7.80%. Interest expense was reduced by $386,000 during 2005 as a result of these hedges. The aggregate fair market value of these hedges was $17.6 million at December 31, 2005 and is reflected both as a liability and as a decrease in our underlying long-term debt on the December 31, 2005 balance sheet. With respect to these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $32.4 million decrease in the fair value of these hedges and would also increase our interest expense.

As of December 31, 2004, we also had outstanding cash flow hedges that effectively locked in the interest rate on a majority of certain anticipated debt transactions that ultimately were completed in February 2005. We locked in the interest rate on (i) $100 million of 2.25 year debt (remarketed in February 2005) at 3.9%; (ii) $75 million of 10-year debt (issued in February 2005) at 5.4%; and (iii) $225 million of 10-year debt (issued in February 2005) at 5.5%. In February 2005, upon settlement of such hedges, we (i) received $366,000 related to the 2.25 year debt remarketing which is being amortized as a reduction of interest expense over the remaining term of the debt and (ii) paid $7.7 million related to the 10-year debt issuance which is being amortized as an increase in interest expense over the 10-year term of the debt.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to provide for our cash needs. Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Operating activities. Net cash provided by operating activities was $964.7 million, $955.8 million and $1.068 billion in 2005, 2004 and 2003, respectively. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. For additional information relating to our operations, see “Results of Operations” above.

Investing activities. Net cash used in investing activities was $481.4 million, $413.3 million and $464.6 million in 2005, 2004 and 2003, respectively. Cash used for acquisitions was $75.5 million in 2005 (due to the acquisition of fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc.) and $86.2 million in 2003 (primarily due to the acquisitions of fiber transport assets and the acquisition of an additional 24.3% interest in a telephone company in which we now own a 100% interest). Capital expenditures during 2005, 2004 and 2003 were $414.9 million, $385.3 million and $377.9 million, respectively.

Financing activities. Net cash used in financing activities was $491.7 million in 2005, $578.5 million in 2004 and $403.8 million in 2003. Payments of debt were $693.3 million in 2005 and $179.4 million in 2004. In accordance with previously announced stock repurchase programs, we repurchased 16.4 million shares (for $551.8 million) and 13.4 million shares (for $401.0 million) in 2005 and 2004, respectively. The 2005 repurchases include 12.9 million shares repurchased (for a total price of $437.5 million) under accelerated share repurchase agreements (see below and Note 8 to the accompanying financial statements for additional information).

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. We received no proceeds in connection with the remarketing as all proceeds were held in trust to secure the obligation of our equity unit holders to purchase common stock from us on May 16, 2005. In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. We incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

On May 16, 2005, upon settlement of 15.9 million of our outstanding equity units, we received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares. In late May 2005, we entered into accelerated share repurchase agreements with investment banks whereby we repurchased and retired 12.9 million shares of common stock for an initial aggregate price of $416.5 million, the proceeds of which came from the settlement of the equity units mentioned above and cash on hand. Under these agreements, the investment banks repurchased CenturyTel shares in the open market through December 2005. At the end of the repurchase period, we paid the investment banks a price adjustment in cash of approximately $21.0 million based principally upon the actual cost of the shares repurchased by the investment banks.

Other. For 2006, we have budgeted $325 million for capital expenditures. We have invested significant amounts in our wireline network in the last several years and believe we are in a position to move closer to maintenance capital expenditure levels for the foreseeable future for our wireline operations. Our capital expenditure budget also includes amounts for expanding our new service offerings and expanding our data networks.

As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal tax payments until 2006. Accordingly, we made a payment of approximately $75 million in the first quarter of 2006 to satisfy our remaining 2005 estimated payments.

We expect to receive approximately $120 million of cash on a pre-tax basis in the first half of 2006 from the redemption of our Rural Telephone Bank stock.

On February 21, 2006, our board of directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. We repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We funded these agreements principally through borrowings under our $750 million credit facility and cash on hand. We expect to use cash generated from operations during 2006 to repay these borrowings. The investment banks are expected to repurchase an equivalent number of shares in the open market in the coming months. Once these repurchases are complete, we will receive or be required to pay a price adjustment (payable at our discretion in either shares or cash) based principally on the actual cost of the shares repurchased by the investment banks.

The following table contains certain information concerning our material contractual obligations as of December 31, 2005.

	Payments due by period
Contractual obligations	Total	2006		2007-2008	2009-2010	After 2010
	(Dollars in thousands)

Long-term debt, including current
maturities and capital lease obligations (1)	$2,652,806	276,736	(2)	401,749	529,846	1,444,475

Interest on long-term debt obligations	$1,730,951	178,234		320,879	289,855	941,983

(1) For additional information on the terms of our outstanding debt instruments, see Note 5 to the consolidated financial statements included in Item 8 of this annual report.
(2) Includes $165 million aggregate principal amount of our convertible debentures, Series K, due 2032, which can be put to us at various dates beginning in 2006.

We continually evaluate the possibility of acquiring additional communications operations and expect to continue our long-term strategy of pursuing the acquisition of attractively-priced communications properties in exchange for cash, securities or both. At any given time, we may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement. We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations. Approximately 4.1 million shares of our common stock and 200,000 shares of our preferred stock remain available for future issuance in connection with acquisitions under our acquisition shelf registration statement.

During 2005, we secured a new five-year, $750 million revolving credit facility. Up to $150 million of the facility can be used for letters of credit, which reduces the amount available for other extensions of credit. The credit facility contains financial covenants that require us to meet a consolidated leverage ratio (as defined in the facility) not exceeding 4 to 1 and a minimum interest coverage ratio (as defined in the facility) of at least 1.5 to 1. The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facility. We must pay a quarterly commitment fee on the unutilized portion of the facility, the amount of which varies based on our credit ratings. As of December 31, 2005, we had no amounts outstanding under our new credit facility.

As of December 31, 2005, our telephone subsidiaries also had available for use $115.9 million of commitments for long-term financing from the Rural Utilities Service. We have a commercial paper program that authorizes us to have outstanding up to $1.5 billion in commercial paper at any one time; however, borrowings are effectively limited to the amount available under our credit facility. As of December 31, 2005, we had no commercial paper outstanding under such program. We also have access to debt and equity capital markets, including our shelf registration statements. At December 31, 2005, we held over $158.8 million of cash and cash equivalents.

Moody’s Investors Service (“Moody’s”) rates our long-term debt Baa2 (with a stable outlook) and Standard & Poor’s (“S&P”) rates our long-term debt BBB+ (subject to being on CreditWatch with negative implications). Moody’s affirmed its rating in early 2006 in connection with the announcement of our $1.0 billion stock repurchase program. In January 2006, S&P placed our debt rating on CreditWatch with negative implications, citing the continued loss of access lines in the wireline industry as a whole. Our commercial paper program is rated P2 by Moody’s and A2 by S&P. Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our $750 million revolving credit facility. Downgrades could also restrict our access to the capital markets, accelerate the conversion rights of holders of our outstanding convertible securities, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

	2005	2004	2003
Debt to total capitalization	42.3%	46.9	47.8
Ratio of earnings to fixed charges and preferred stock dividends*	3.60	3.57	3.33

* For purposes of the chart above, “earnings” consist of income before income taxes and fixed charges, and “fixed charges” include our interest expense, including amortized debt issuance costs, and our preferred stock dividend costs.

REGULATION AND COMPETITION

The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes. These changes may have a significant impact on the future financial performance of all communications companies.

Events affecting the communications industry. Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.

In 1996, the United States Congress enacted the Telecommunications Act of 1996 (the “1996 Act”), which obligates LECs to permit competitors to interconnect their facilities to the LEC’s network and to take various other steps that are designed to promote competition. Under the 1996 Act’s rural telephone company exemption, approximately 50% of our telephone access lines are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria.

Prior to and since the enactment of the 1996 Act, the FCC and a number of state legislative and regulatory bodies have also taken steps to foster local exchange competition. Coincident with this recent movement toward increased competition has been the reduction of regulatory oversight of LECs. These cumulative changes, coupled with various technological developments, have led to the continued growth of various companies providing services that compete with LECs’ services.

As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period, which ends June 30, 2006, based on embedded, or historical, costs that will provide predictable levels of support to rural local exchange carriers, including substantially all of our LECs. Wireless and other competitive service providers continue to seek eligible telecommunications carrier (“ETC”) status in order to be eligible to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stresses on the USF’s funding mechanism. These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the High Cost Loop support program. As a result of the continued increases in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients (caused by a decrease in the size of the High Cost Loop support program and changes in requests for support from the USF), we believe the aggregate level of payments we receive from the USF will continue to decline in the near term under the FCC’s current rules. Based on recent FCC filings, we anticipate our 2006 revenues from the USF High Cost Loop support program will be approximately $8-12 million lower than 2005 levels due to increases in the nationwide average cost per loop factor.

On August 16, 2004, the FSJB released a notice requesting comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In addition, the FCC has taken various other steps in anticipation of restructuring universal service support mechanisms and various parties have judicially challenged several aspects of the FCC’s universal service rules, all of which has created additional uncertainty regarding the USF’s programs, including opening a docket that will change the method of funding contributions. The FCC is expected to issue soon an order addressing a new type of contribution methodology. In the event that does not happen, we believe, but cannot assure you, that the FCC will likely extend the interim mechanism now in place before it lapses on June 30, 2006.

Technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recently several large electric utilities have announced plans to offer communications services that compete with LECs. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs and may be priced below those currently charged for traditional local and long distance telephone services. Beginning in late 2003, the FCC initiated rulemaking proceedings to address the regulation of VoIP, and has adopted orders establishing some initial broad regulatory guidelines. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and in early 2005 solicited comments on all proposals previously submitted to it. Industry negotiations are continuing with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments. Until this proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact this proceeding will have on our results of operations.

Many cable, entertainment, technology or other communication companies that previously offered a limited range of services are now, like us, offering diversified bundles of services. As such, a growing number of companies are competing to serve the communications needs of the same customer base.

Recent events affecting us. During the last few years, several states in which we have substantial operations took legislative or regulatory steps to further introduce competition into the LEC business. The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in the markets acquired from Verizon in 2002 and 2000, and it is anticipated that similar action may be taken by others in the future.

State alternative regulation plans recently adopted by certain of our LECs have also affected revenue growth recently. These alternative regulation plans now govern over 60% of our access lines.

Certain long distance carriers continue to request that we reduce intrastate access tariffed rates for certain of its LECs. In addition, we have recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless, electronic mail and other optional calling services. In 2005 we incurred a reduction in our intrastate revenues of approximately $13.4 million compared to 2004 primarily due to these factors. The corresponding decrease in 2004 compared to 2003 was $26.8 million. We believe this trend of decreased intrastate minutes will continue in 2006, although the magnitude of such decrease is uncertain.

While we expect our operating revenues in 2006 to continue to experience downward pressure primarily due to continued access line losses and reduced network access revenues, we expect such declines to be partially offset primarily due to increased demand for our fiber transport, DSL and other nonregulated product offerings (including our new video and wireless initiatives).

For a more complete description of regulation and competition impacting our operations and various attendant risks, please see Items 1 and 1A of this annual report.

Other matters. Our regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. We are monitoring the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future.

Statement of Financial Accounting Standards No. 101, “Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71” (“SFAS 101”), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71. SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by nonregulated enterprises. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

Our consolidated balance sheet as of December 31, 2005 included regulatory assets of approximately $3.1 million (primarily deferred costs related to financing costs and regulatory proceedings) and regulatory liabilities of approximately $183.2 million related to estimated removal costs embedded in accumulated depreciation (as described above). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $68.3 million.

When and if our regulated operations no longer qualify for the application of SFAS 71, we currently do not expect to record any impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets. We currently do not expect such revisions in asset lives will have a material impact on our results of operations. For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

We have certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2005 have not been material, and we currently do not believe that such costs will become material.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

For information pertaining to the our market risk disclosure, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk”.

Item 8.	Financial Statements and Supplementary Data

Report of Management
The Shareholders
CenturyTel, Inc.:

Management has prepared and is responsible for the integrity and objectivity of our consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include amounts determined using our best judgments and estimates.
Our consolidated financial statements have been audited by KPMG LLP, an independent registered public accounting firm, who have expressed their opinion with respect to the fairness of the consolidated financial statements. Their audit was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States).
Management is responsible for establishing and maintaining adequate internal controls over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, as stated in their report which is included herein.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Audit Committee of the Board of Directors is composed of independent directors who are not officers or employees. The Committee meets periodically with the external auditors, internal auditors and management. The Committee considers the independence of the external auditors and the audit scope and discusses internal control, financial and reporting matters. Both the external and internal auditors have free access to the Committee.

/s/ R. Stewart Ewing, Jr.
R. Stewart Ewing, Jr.
Executive Vice President and Chief Financial Officer
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 15a(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Shreveport, Louisiana
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management, that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
    In our opinion, management’s assessment that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CenturyTel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries and related financial statement schedule as listed in Items 15(a)(1) and 15(a)(2), respectively, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

/s/ KPMG LLP

Shreveport, Louisiana
March 13, 2006

CENTURYTEL, INC.
Consolidated Statements of Income

	Year ended December 31,
	2005	2004	2003
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$2,479,252	2,407,372	2,367,610

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	821,929	755,413	739,210
Selling, general and administrative	388,989	397,102	374,352
Depreciation and amortization	531,931	500,904	503,652
Total operating expenses	1,742,849	1,653,419	1,617,214

OPERATING INCOME	736,403	753,953	750,396

OTHER INCOME (EXPENSE)
Interest expense	(201,801)	(211,051)	(226,751)
Income from unconsolidated cellular entity	4,910	7,067	6,160
Other income (expense)	(1,742)	(2,597)	2,154
Total other income (expense)	(198,633)	(206,581)	(218,437)

INCOME BEFORE INCOME TAX EXPENSE	537,770	547,372	531,959

Income tax expense	203,291	210,128	187,252

NET INCOME	$334,479	337,244	344,707

BASIC EARNINGS PER SHARE	$2.55	2.45	2.40

DILUTED EARNINGS PER SHARE	$2.49	2.41	2.35

DIVIDENDS PER COMMON SHARE	$.24	.23	.22
AVERAGE BASIC SHARES OUTSTANDING	130,841	137,215	143,583
AVERAGE DILUTED SHARES OUTSTANDING	136,087	142,144	148,779

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)

NET INCOME	$334,479	337,244	344,707

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustment:
Minimum pension liability adjustment, net of $1,438, ($5,916) and $19,312 tax	2,307	(9,491)	35,864
Unrealized holding gain:
Unrealized holding gains related to marketable securities arising during the period, net of $165 and $940 tax	264	1,508	-
Derivative instruments:
Net losses on derivatives hedging variability of cash flows, net of ($2,606), ($219) and ($36) tax	(4,180)	(351)	(67)
Reclassification adjustment for losses included in net income, net of $202 and $487 tax	324	-	906

COMPREHENSIVE INCOME	$333,194	328,910	381,410

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Balance Sheets

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,846	167,215
Accounts receivable
Customers, less allowance of $11,312 and $12,766	154,367	161,827
Interexchange carriers and other, less allowance of $10,409 and $8,421	82,347	70,753
Materials and supplies, at average cost	6,998	5,361
Other	20,458	14,691
Total current assets	423,016	419,847

NET PROPERTY, PLANT AND EQUIPMENT	3,304,486	3,341,401

GOODWILL AND OTHER ASSETS
Goodwill	3,432,649	3,433,864
Other	602,556	601,841
Total goodwill and other assets	4,035,205	4,035,705

TOTAL ASSETS	$7,762,707	7,796,953

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$276,736	249,617
Accounts payable	104,444	141,618
Accrued expenses and other current liabilities
Salaries and benefits	60,521	60,858
Income taxes	110,521	54,648
Other taxes	58,660	47,763
Interest	71,580	67,379
Other	14,851	18,875
Advance billings and customer deposits	48,917	50,860
Total current liabilities	746,230	691,618

LONG-TERM DEBT	2,376,070	2,762,019

DEFERRED CREDITS AND OTHER LIABILITIES	1,023,134	933,551

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 131,074,399 and 132,373,912 shares	131,074	132,374
Paid-in capital	129,806	222,205
Accumulated other comprehensive loss, net of tax	(9,619)	(8,334)
Retained earnings	3,358,162	3,055,545
Preferred stock - non-redeemable	7,850	7,975
Total stockholders' equity	3,617,273	3,409,765

TOTAL LIABILITIES AND EQUITY	$7,762,707	7,796,953

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$334,479	337,244	344,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	531,931	500,904	503,652
Deferred income taxes	69,530	74,374	128,706
Income from unconsolidated cellular entity	(4,910)	(7,067)	(6,160)
Changes in current assets and current liabilities
Accounts receivable	(685)	2,937	37,980
Accounts payable	(37,174)	15,514	47,972
Accrued taxes	72,971	27,040	57,709
Other current assets and other current liabilities, net	(8,111)	12,831	17,323
Retirement benefits	(16,815)	26,954	(14,739)
(Increase) decrease in noncurrent assets	1,973	(34,740)	(42,880)
Increase (decrease) in other noncurrent liabilities	2,638	(6,220)	(6,151)
Other, net	18,912	6,060	(155)
Net cash provided by operating activities	964,739	955,831	1,067,964

INVESTING ACTIVITIES
Payments for property, plant and equipment	(414,872)	(385,316)	(377,939)
Acquisitions, net of cash acquired	(75,453)	(2,000)	(86,243)
Investment in debt security	-	(25,000)	-
Distributions from unconsolidated cellular entity	2,339	8,219	1,104
Other, net	6,594	(9,214)	(1,560)
Net cash used in investing activities	(481,392)	(413,311)	(464,638)

FINANCING ACTIVITIES
Payments of debt	(693,345)	(179,393)	(432,258)
Proceeds from issuance of debt	344,173	-	-
Repurchase of common stock	(551,759)	(401,013)	-
Settlement of equity units	398,164	-	-
Proceeds from issuance of common stock	50,374	29,485	33,980
Settlements of interest rate hedge contracts	(7,357)	-	22,315
Cash dividends	(31,862)	(31,861)	(32,017)
Other, net	(104)	4,296	4,174
Net cash used in financing activities	(491,716)	(578,486)	(403,806)

Net increase (decrease) in cash and cash equivalents	(8,369)	(35,966)	199,520
Cash and cash equivalents at beginning of year	167,215	203,181	3,661

CASH AND CASH EQUIVALENTS AT END OF YEAR	$158,846	167,215	203,181

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2005	2004	2003
	(Dollars, except per share amounts, and shares in thousands)

COMMON STOCK
Balance at beginning of year	$132,374	144,364	142,956
Repurchase of common stock	(16,409)	(13,396)	-
Issuance of common stock upon settlement of equity units	12,881	-	-
Conversion of preferred stock into common stock	7	-	-
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	2,221	1,406	1,408
Balance at end of year	131,074	132,374	144,364

PAID-IN CAPITAL
Balance at beginning of year	222,205	576,515	537,804
Repurchase of common stock	(535,350)	(387,617)	-
Issuance of common stock upon settlement of equity units	385,283	-	-
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	48,153	28,079	32,572
Conversion of preferred stock into common stock	118	-	-
Amortization of unearned compensation and other	9,397	5,228	6,139
Balance at end of year	129,806	222,205	576,515

ACCUMULATED OTHER COMPREHENSIVE LOSS,
NET OF TAX
Balance at beginning of year	(8,334)	-	(36,703)
Change in other comprehensive income (loss) (net
of reclassification adjustment), net of tax	(1,285)	(8,334)	36,703
Balance at end of year	(9,619)	(8,334)	-

RETAINED EARNINGS
Balance at beginning of year	3,055,545	2,750,162	2,437,472
Net income	334,479	337,244	344,707
Cash dividends declared
Common stock - $.24, $.23 and $.22 per share	(31,466)	(31,462)	(31,618)
Preferred stock	(396)	(399)	(399)
Balance at end of year	3,358,162	3,055,545	2,750,162

UNEARNED ESOP SHARES
Balance at beginning of year	-	(500)	(1,500)
Release of ESOP shares	-	500	1,000
Balance at end of year	-	-	(500)

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	7,975	7,975	7,975
Conversion of preferred stock into common stock	(125)	-	-
Balance at end of year	7,850	7,975	7,975

TOTAL STOCKHOLDERS' EQUITY	$3,617,273	3,409,765	3,478,516

COMMON SHARES OUTSTANDING
Balance at beginning of year	132,374	144,364	142,956
Repurchase of common stock	(16,409)	(13,396)	-
Issuance of common stock upon settlement of equity units	12,881	-	-
Conversion of preferred stock into common stock	7	-	-
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	2,221	1,406	1,408
Balance at end of year	131,074	132,374	144,364

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Notes to Consolidated Financial Statements
December 31, 2005

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.

Regulatory accounting - Our regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. We are monitoring the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future. Our consolidated balance sheet as of December 31, 2005 included regulatory assets of approximately $3.1 million (consisting primarily of deferred costs related to financing costs and regulatory proceedings) and regulatory liabilities of approximately $183.2 million related to estimated removal costs embedded in accumulated depreciation (as required to be recorded by regulators). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $68.3 million.

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of advanced billings and customer deposits on our balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes nonrecurring network access services, nonrecurring local services and long distance services. The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.

Certain of our telephone subsidiaries’ revenues are based on tariffed access charges filed directly with the Federal Communications Commission; the remainder of our telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on our estimates.

Allowance for doubtful accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the stated amount of applicable accounts receivable to the amount we ultimately expect to collect.

Property, plant and equipment - Telephone plant is stated at original cost. Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of telephone plant is provided on the straight line method using class or overall group rates acceptable to regulatory authorities; such average rates range from 2% to 20%.

Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized. Depreciation of such property is provided on the straight line method over estimated service lives ranging from two to 35 years.

Intangible assets - Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. Impairment of goodwill is tested at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using criterion such as multiples of earnings.

Long-lived assets - Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill) and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.

Affiliated transactions - Certain of our service subsidiaries provide installation and maintenance services, materials and supplies, and managerial, operational, technical, accounting and administrative services to subsidiaries. In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by our telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Intercompany profit on transactions with affiliates not subject to SFAS 71 has been eliminated.

Income taxes - We file a consolidated federal income tax return with our eligible subsidiaries. We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Derivative financial instruments - We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, we would discontinue hedge accounting prospectively. We recognize all derivatives on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of other comprehensive income), depending on whether the derivative is being used to hedge changes in the fair value or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the applicable accounting period. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period. In the fourth quarter of 2004, we adopted the requirements of Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” in calculating our diluted earnings per share. See Note 12 for additional information.

Stock-based compensation - Over the past several years, we accounted for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options have been granted at a price either equal to or exceeding the then-current market price. Accordingly, we have not to date recognized compensation cost in connection with issuing stock options.

During 2005 we granted 1,015,025 options at market price. The weighted average fair value of each of the 2005 options was estimated as of the date of grant to be $12.68 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 4.2%; and expected option life - seven years.

During 2004 we granted 952,975 options at market price. The weighted average fair value of each of the 2004 options was estimated as of the date of grant to be $10.25 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.6%; and expected option life - seven years.

During 2003 we granted 1,720,317 options at market price. The weighted average fair value of each of the 2003 options was estimated as of the date of grant to be $9.94 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.4%; and expected option life - seven years.

If compensation cost for our options had been determined consistent with SFAS 123, our net income and earnings per share on a pro forma basis for 2005, 2004 and 2003 would have been as follows:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands, except per share amounts)

Net income, as reported	$334,479	337,244	344,707
Add: Stock-based compensation expense reflected
in net income, net of tax	96	-	-
Less: Total stock-based compensation
expense determined under fair value based
method, net of tax	(12,537)	(9,767)	(13,183)
Pro forma net income	$322,038	327,477	331,524

Basic earnings per share
As reported	$2.55	2.45	2.40
Pro forma	$2.46	2.38	2.31
Diluted earnings per share
As reported	$2.49	2.41	2.35
Pro forma	$2.40	2.34	2.26

Beginning in the first quarter of 2006, we will adopt the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires us to measure the cost of the employee services received in exchange for an award of equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as an expense over the period during which the employee is required to provide service in exchange for the award. In accordance with SFAS 123(R), compensation cost is also recognized over the applicable remaining vesting period for any outstanding awards that are not fully vested as of the effective date. On December 14, 2005, the Compensation Committee of our Board of Directors approved accelerating the vesting of all unvested stock options outstanding (which totaled approximately 1.5 million options) under our management incentive compensation plans, effective as of December 31, 2005. The Committee accelerated the vesting period to eliminate the recognition of compensation expense which would otherwise have been required by SFAS 123(R). The aggregate pre-tax compensation expense that we will avoid is approximately $4.9 million, of which approximately $4.1 million would have been recognized in 2006. The table above includes this $4.9 million amount as a pro forma compensation expense for 2005. We recognized approximately $156,000 of expense ($96,000 net of tax) in the fourth quarter of 2005 upon accelerating the vesting of all options outstanding.

Cash equivalents - We consider short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

(2)	ACQUISITIONS

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million. The assets acquired and liabilities assumed have been reflected in our consolidated balance sheet based on a purchase price allocation determined by independent third parties. The vast majority of the purchase price was allocated to property, plant and equipment. See Note 3 for information concerning amounts allocated to certain intangible assets as a result of the KMC acquisition.

In June and December 2003, we acquired certain fiber transport assets for an aggregate of $55.2 million cash (of which $3.8 million was paid as a deposit in 2002). In the fourth quarter of 2003, we purchased an additional 24.3% interest in a telephone company in which we owned a majority interest for $32.4 million cash.

The results of operations of the acquired properties are included in our results of operations from and after the respective acquisition dates.

(3)	GOODWILL AND OTHER ASSETS

Goodwill and other assets at December 31, 2005 and 2004 were composed of the following:

December 31,	2005	2004
	(Dollars in thousands)

Goodwill	$3,432,649	3,433,864
Billing system development costs, less accumulated amortization of $14,899 and $4,652	193,579	202,349
Cash surrender value of life insurance contracts	94,801	93,792
Prepaid pension asset	73,360	46,800
Intangible assets not subject to amortization	36,690	35,300
Marketable securities	29,195	30,092
Deferred interest rate hedge contracts	25,624	28,435
Investment in debt security	21,611	21,013
Intangible assets subject to amortization
Customer base, less accumulated amortization of $5,349 and $3,756	19,745	18,944
Contract rights, less accumulated amortization of $1,861 and $465	2,326	3,722
Other	105,625	121,394
	$4,035,205	4,035,705

As of September 30, 2005, we completed the required annual impairment test under SFAS 142 and determined our goodwill was not impaired.

We recently implemented a new integrated billing and customer care system. We accounted for the costs to develop such system in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Aggregate capitalized costs (before accumulated amortization) totaled $207.0 million and is being amortized over a twenty-year period.

In the third quarter of 2004, we entered into a three-year agreement with EchoStar Communications Corporation (“EchoStar”) to provide co-branded satellite television services to our customers. As part of the transaction, we invested $25 million in an EchoStar convertible subordinated debt security, which had a fair value at date of issuance of approximately $20.8 million and matures in 2011. The remaining $4.2 million paid was established as an intangible asset attributable to our contractual right to provide video service and is being amortized over a three-year period.

In connection with the acquisitions of properties from Verizon Communications, Inc. (“Verizon”) in 2002, we assigned $35.3 million of the purchase price as an intangible asset associated with franchise costs (which includes amounts necessary to maintain eligibility to provide telecommunications services in its licensed service areas). In 2005, we assigned $1.4 million of the purchase price of our acquisition of KMC fiber assets as an intangible asset. Such assets have an indefinite life and therefore are not subject to amortization currently.

We assigned $22.7 million of the purchase price to a customer base intangible asset in connection with the acquisitions of Verizon properties in 2002. In 2005, $2.4 million of the purchase price of our acquisition of KMC fiber assets was assigned to a customer base intangible asset. Such assets are being amortized over 15 years. In addition, as mentioned above, in 2004 we established an intangible asset related to the contractual rights to provide video service. Total amortization expense for these customer base and contractual right intangible assets for 2005, 2004 and 2003 was $3.0 million, $2.0 million and $1.5 million, respectively, and is expected to be $3.1 million in 2006, $2.6 million in 2007, and $1.7 million annually thereafter through 2010.

(4)	PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31, 2005 and 2004 was composed of the following:

December 31,	2005	2004
	(Dollars in thousands)

Cable and wire	$4,123,805	3,948,784
Central office	2,532,034	2,385,406
General support	768,972	785,025
Fiber transport	188,451	150,098
Information origination/termination	59,838	56,428
Construction in progress	81,532	66,485
Other	46,745	38,791
	7,801,377	7,431,017
Accumulated depreciation	(4,496,891)	(4,089,616)
Net property, plant and equipment	$3,304,486	3,341,401

Depreciation expense was $528.9 million, $498.9 million and $502.1 million in 2005, 2004 and 2003, respectively. The year 2004 included a reduction in depreciation expense of $13.2 million to adjust the balances of certain over-depreciated property, plant and equipment accounts.

(5)	LONG-TERM DEBT

Our long-term debt as of December 31, 2005 and 2004 was as follows:

December 31,	2005	2004
	(Dollars in thousands)
CenturyTel
Senior notes and debentures:
6.55% Series C	$-	50,000
7.20% Series D, due 2025	100,000	100,000
6.15% Series E	-	100,000
6.30% Series F, due 2008	240,000	240,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H, due 2010	500,000	500,000
6.02% Series J, due 2007	100,908	500,000
4.75% Series K, due 2032	165,000	165,000
7.875% Series L, due 2012	500,000	500,000
5.0% Series M, due 2015	350,000	-
Unamortized net discount	(6,578)	(3,919)
Net fair value of derivative instruments related to
Series H and L senior notes	(3,929)	10,865
Other	39	79
Total CenturyTel	2,370,440	2,587,025

Subsidiaries
First mortgage debt
5.32%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	146,905	210,403
7.98% notes, due through 2016	4,700	4,964
Other debt
6.87%* unsecured medium-term notes, due through 2008	122,499	197,999
9.40%* notes, due in installments through 2028	4,931	6,187
5.53%* capital lease obligations, due through 2008	3,331	5,058
Total subsidiaries	282,366	424,611
Total long-term debt	2,652,806	3,011,636
Less current maturities	276,736	249,617
Long-term debt, excluding current maturities	$2,376,070	2,762,019
* Weighted average interest rate at December 31, 2005

The approximate annual debt maturities for the five years subsequent to December 31, 2005 are as follows: 2006 - $276.7 million (including $165 million aggregate principal amount of our convertible debentures, Series K, due 2032, which can be put to us at various dates beginning in 2006); 2007 - $121.1 million; 2008 - $280.6 million; 2009 - $15.6 million; and 2010 - $514.3 million.

Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2005, restricted net assets of subsidiaries were $160.6 million and subsidiaries’ retained earnings in excess of amounts restricted by debt covenants totaled $1.9 billion. At December 31, 2005, approximately $2.6 billion of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

The senior notes and debentures of CenturyTel referred to above were issued under an indenture dated March 31, 1994. This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. The indenture does not contain any provisions that are tied to our credit ratings, or that restrict the issuance of new securities in the event of a material adverse change to us.

Approximately 16% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

In May 2004, we prepaid all $100 million aggregate principal amount of our 8.25%, Series B notes, due 2024. We incurred a $4.6 million pre-tax expense (a $3.6 million prepayment premium and a $1.0 million write-off of unamortized deferred debt costs) in the second quarter of 2004 associated with this prepayment.

In May 2002, we issued and sold in an underwritten public offering $500 million of equity units, each of which were priced at $25 and consisted initially of a beneficial interest in a CenturyTel senior unsecured note (Series J, due 2007 and remarketable in 2005) with a principal amount of $25 and a contract to purchase shares of CenturyTel common stock no later than May 2005. Each purchase contract generally required the holder to purchase between .6944 and .8741 of a share of CenturyTel common stock on May 16, 2005 in exchange for $25, subject to certain adjustments and exceptions.

  In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 (the notes described above), at an interest rate of 4.628%. We received no proceeds in connection with the remarketing as all net proceeds were held in trust to secure the equity unit holders’ obligation to purchase common stock from us on May 16, 2005. In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. We incurred a pre-tax charge of approximately $6.0 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

  Between April 15, 2005 and May 4, 2005, we repurchased and cancelled an aggregate of approximately 4.1 million of our equity units in privately-negotiated transactions with six institutional holders at an average price of $25.18 per unit. The remaining 15.9 million equity units outstanding on May 16, 2005 were settled in stock in accordance with the terms and conditions of the purchase contract that formed a part of such unit. Accordingly, on May 16, 2005, we received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares in the aggregate. See Note 8 for information on our accelerated share repurchase program which mitigated the dilutive impact of issuing these 12.9 million shares.

As of December 31, 2005, we had available a $750 million five-year revolving credit facility. We had no outstanding borrowings under our facility at December 31, 2005. At December 31, 2005, our telephone subsidiaries had available for use $115.9 million of commitments for long-term financing from the Rural Utilities Service.

In the third quarter of 2002, we issued $165 million of convertible senior debentures, Series K, due 2032 (which bear interest at 4.75% and which may be converted under certain specified circumstances into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require us to purchase all or a portion of the debentures on August 1, 2006, August 1, 2010 and August 1, 2017. In each case, the purchase price payable will be equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to the purchase date. We will pay cash for all debentures so purchased on August 1, 2006. For any such purchases on or after August 1, 2010, we may choose to pay the purchase price in cash or shares of our common stock, or any combination thereof (except that we will pay any accrued and unpaid interest in cash).

(6)	DERIVATIVE INSTRUMENTS

In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. As of December 31, 2005, we realized a weighted average interest rate of 8.25% related to these hedges. Interest expense was reduced by $386,000 during 2005 as a result of these hedges. The aggregate fair value of such hedges at December 31, 2005 was $17.6 million and is reflected on the accompanying balance sheet as both a liability (included in “Deferred credits and other liabilities”) and as a decrease to our underlying long-term debt.

In late 2004 and early 2005, we entered into several cash flow hedges that effectively locked in the interest rate on a majority of certain anticipated debt transactions that we ultimately completed in February 2005. We locked in the interest rate on (i) $100 million of 2.25-year debt (remarketed in February 2005) at 3.9%; (ii) $75 million of 10-year debt (issued in February 2005) at 5.4%; and (iii) $225 million of 10-year debt (issued in February 2005) at 5.5%. In February 2005, upon settlement of such hedges, we (i) received $366,000 related to the 2.25-year debt remarketing, which is being amortized as a reduction of interest expense over the remaining term of the debt, and (ii) paid $7.7 million related to the 10-year debt issuance, which is being amortized as an increase in interest expense over the 10-year term of the debt.

(7)	DEFERRED CREDITS AND OTHER LIABILITIES

Deferred credits and other liabilities at December 31, 2005 and 2004 were composed of the following:

December 31,	2005	2004
	(Dollars in thousands)

Deferred federal and state income taxes	$670,420	601,757
Accrued postretirement benefit costs	241,153	232,546
Fair value of interest rate swap	17,645	6,283
Additional minimum pension liability	11,662	18,450
Minority interest	8,372	7,508
Other	73,882	67,007
	$1,023,134	933,551

(8)	STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,	2005
(In thousands)
Incentive compensation programs	11,037
Acquisitions	4,064
Employee stock purchase plan	4,637
Dividend reinvestment plan	334
Conversion of convertible preferred stock	428
Other employee benefit plans	2,224
22,724

In accordance with previously announced stock repurchase programs, we repurchased 16.4 million shares (for $551.8 million) and 13.4 million shares (for $401.0 million) in 2005 and 2004, respectively. The 2005 repurchases included 12.9 million shares repurchased (for an initial price of $416.5 million) under accelerated share repurchase agreements (see below for additional information).

In late May 2005, we entered into accelerated share repurchase agreements with three investment banks whereby we repurchased and retired approximately 12.9 million shares of our common stock for an aggregate of $416.5 million cash (or an initial average price of $32.34 per share). We funded this purchase using the proceeds received from the settlement of the equity units mentioned in Note 5 and from cash on hand. As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 12.9 million shares of our common stock during the term of the contracts. At the end of the repurchase period, we paid an aggregate of approximately $21.0 million cash to the investment banks since the investment banks’ weighted average purchase price during the repurchase period was higher than the initial average price. We reflected such settlement amount as an adjustment to equity.

See Note 18 for information concerning a $1.0 billion share repurchase program approved by our board of directors in February 2006.

Under CenturyTel’s Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2005, the holders of 7.7 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2005, we had 2.0 million shares of authorized preferred stock, $25 par value per share. At December 31, 2005 and 2004, there were 314,000 and 319,000 shares, respectively, of outstanding convertible preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel’s liquidation and vote as a single class with the holders of common stock.

Shareholders’ Rights Plan - In 1996 the Board of Directors declared a dividend of one preference share purchase right for each common share outstanding. Such rights become exercisable if and when a potential acquiror takes certain steps to acquire 15% or more of CenturyTel’s common stock. Upon the occurrence of such an acquisition, each right held by shareholders other than the acquiror may be exercised to receive that number of shares of common stock or other securities of CenturyTel (or, in certain situations, the acquiring company) which at the time of such transaction will have a market value of two times the exercise price of the right. Such plan expires in November 2006 and will be reconsidered for renewal by our Board of Directors.

(9)	POSTRETIREMENT BENEFITS

We sponsor health care plans (which use a December 31 measurement date) that provide postretirement benefits to all qualified retired employees.

In May 2004, the Financial Accounting Standards Board issued Financial Statement Position FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). We believe that certain drug benefits offered under our postretirement health care plans will qualify for subsidy under Medicare Part D. In the third quarter of 2004, we estimated that the effect of the Act on us would not be material. We first reflected the effects of the Act as of the December 31, 2004 measurement date. As of this date, we estimated that the reduction in our accumulated benefit obligation attributable to prior service cost was approximately $7 million and reflected such amount as an actuarial gain.

In 2005, in connection with negotiating certain union contracts, we amended certain retiree contribution and retirement eligibility provisions of our plan. In 2003, we announced changes, effective January 1, 2004, that (i) decreased our subsidization of benefits provided under our postretirement benefit plan for existing participants and (ii) eliminated our subsidization of benefits for employees hired after January 1, 2003.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2005	2004	2003
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$305,720	311,421	253,762
Service cost	6,289	6,404	6,176
Interest cost	16,718	17,585	18,216
Participant contributions	1,637	1,362	1,199
Plan amendments	23,289	2,529	(34,597)
Actuarial (gain) loss	16,391	(18,185)	79,163
Benefits paid	(16,102)	(15,396)	(12,498)
Benefit obligation at end of year	$353,942	305,720	311,421

Change in plan assets
Fair value of plan assets at beginning of year	$29,570	29,877	28,697
Return on assets	1,440	2,377	4,479
Employer contributions	13,000	11,350	8,000
Participant contributions	1,637	1,362	1,199
Benefits paid	(16,102)	(15,396)	(12,498)
Fair value of plan assets at end of year	$29,545	29,570	29,877

Net periodic postretirement benefit cost for 2005, 2004 and 2003 included the following components:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)

Service cost	$6,289	6,404	6,176
Interest cost	16,718	17,585	18,216
Expected return on plan assets	(2,440)	(2,465)	(2,367)
Amortization of unrecognized actuarial loss	2,916	3,611	1,731
Amortization of unrecognized prior service cost	(1,876)	(3,648)	(2,447)
Net periodic postretirement benefit cost	$21,607	21,487	21,309

The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2005, 2004 and 2003.

December 31,	2005	2004	2003
	(Dollars in thousands)

Benefit obligation	$(353,942)	(305,720)	(311,421)
Fair value of plan assets	29,545	29,570	29,877
Unamortized prior service cost	(1,726)	(26,891)	(33,068)
Unrecognized net actuarial loss	82,660	68,185	89,893
Accrued benefit cost	$(243,463)	(234,856)	(224,719)

Assumptions used in accounting for postretirement benefits as of December 31, 2005 and 2004 were:

	2005	2004
Determination of benefit obligation
Discount rate	5.5%	5.75
Healthcare cost increase trend rates (Medical/Prescription Drug)
Following year	9.0%/14.0%	10.0/15.0
Rate to which the cost trend rate is assumed to decline (the ultimate cost trend rate)	5.0%/5.0%	5.0/5.0
Year that the rate reaches the ultimate cost trend rate	2010/2015	2010/2015

Determination of benefit cost
Discount rate	5.75%	6.0
Expected return on plan assets	8.25%	8.25

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. We measure and monitor investment risk on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.

Our postretirement benefit plan weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	2005	2004
Equity securities	60.2%	63.0
Debt securities	31.4	34.1
Other	8.4	2.9
Total	100.0%	100.0

In determining the expected return on plan assets, we study historical markets and apply the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term. We evaluate current market factors such as inflation and interest rates before determining long-term capital market assumptions. We also review peer data and historical returns to check for reasonableness.

Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans. A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)

Effect on annual total of service and interest cost components	$1,498	(1,428)
Effect on postretirement benefit obligation	$23,159	(21,736)

We expect to contribute approximately $18 million to our postretirement benefit plan in 2006.

Our estimated future projected benefit payments under our postretirement benefit plan are as follows:

Year	Before Medicare Subsidy	Medicare Subsidy	Net of Medicare Subsidy
	(Dollars in thousands)

2006	$18,500	(800)	17,700
2007	$20,700	(900)	19,800
2008	$22,900	(1,000)	21,900
2009	$24,400	(1,100)	23,300
2010	$26,000	(1,100)	24,900
2011-2015	$140,600	(6,100)	134,500

(10)	DEFINED BENEFIT AND OTHER RETIREMENT PLANS

We sponsor defined benefit pension plans for substantially all employees. We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits. We use a December 31 measurement date for our plans.

The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for our above-referenced defined benefit plans.

December 31,	2005	2004	2003
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$418,630	390,833	346,256
Service cost	15,332	14,175	12,840
Interest cost	23,992	23,156	23,617
Plan amendments	31	428	-
Settlements	-	-	(9,962)
Actuarial loss	28,016	16,304	46,221
Benefits paid	(25,402)	(26,266)	(28,139)
Benefit obligation at end of year	$460,599	418,630	390,833

Change in plan assets
Fair value of plan assets at beginning of year	$363,981	348,308	266,420
Return on plan assets	25,453	35,892	52,783
Employer contributions	43,335	6,047	50,437
Acquisitions	-	-	6,807
Benefits paid	(25,402)	(26,266)	(28,139)
Fair value of plan assets at end of year	$407,367	363,981	348,308

At December 31, 2005 and 2004, our underfunded pension plans (meaning those with projected benefit obligations in excess of plan assets) had aggregate benefit obligations of $437.8 million and $172.0 million, respectively, and aggregate plan assets of $382.2 million and $109.0 million, respectively.

Net periodic pension expense for 2005, 2004 and 2003 included the following components:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)

Service cost	$15,332	14,175	12,840
Interest cost	23,992	23,156	23,617
Expected return on plan assets	(29,225)	(28,195)	(22,065)
Settlements	-	1,093	2,233
Recognized net losses	6,328	5,525	7,214
Net amortization and deferral	289	279	397
Net periodic pension expense	$16,716	16,033	24,236

The following table sets forth the combined plans’ funded status and amounts recognized in our consolidated balance sheet at December 31, 2005, 2004 and 2003.

December 31,	2005	2004	2003
	(Dollars in thousands)

Benefit obligation	$(460,599)	(418,630)	(390,833)
Fair value of plan assets	407,367	363,981	348,308
Unrecognized transition asset	(396)	(648)	(900)
Unamortized prior service cost	3,109	3,618	3,721
Unrecognized net actuarial loss	123,879	98,479	98,759
Prepaid pension cost	$73,360	46,800	59,055

Our accumulated benefit obligation as of December 31, 2005 and 2004 was $392.3 million and $353.1 million, respectively.

Amounts recognized on the balance sheet consist of:

December 31,	2005	2004	2003
	(Dollars in thousands)

Prepaid pension cost (reflected in Other Assets)	$73,360	46,800	59,055
Additional minimum pension liability (reflected in Deferred
Credits and Other Liabilities)	(11,662)	(18,450)	-
Intangible asset (reflected in Other Assets)	-	3,043	-
Accumulated Other Comprehensive Loss	11,662	15,407	-
	$73,360	46,800	59,055

Assumptions used in accounting for the pension plans as of December 2005 and 2004 were:

	2005	2004
Determination of benefit obligation
Discount rate	5.5%	5.75
Weighted average rate of compensation increase	4.0%	4.0

Determination of benefit cost
Discount rate	5.75%	6.0
Weighted average rate of compensation increase	4.0%	4.0
Expected long-term rate of return on assets	8.25%	8.25

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term. Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition. We measure and monitor investment risk on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.

Our pension plans weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	2005	2004
Equity securities	69.5%	71.7
Debt securities	28.0	25.5
Other	2.5	2.8
Total	100.0%	100.0

In determining the expected return on plan assets, we study historical markets and apply the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term. We evaluate current market factors such as inflation and interest rates before determining long-term capital market assumptions. We also review peer data and historical returns to check for reasonableness.

The amount of the 2006 contribution will be determined based on a number of factors, including the results of the 2006 actuarial valuation report. At this time, the amount of the 2006 contribution is not known.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2006 - $22.8 million; 2007 - $24.1 million; 2008 - $26.9 million; 2009 - $29.0 million; 2010 - $31.2 million; and 2011-2015 - $190.8 million.

We also sponsor an Employee Stock Ownership Plan (“ESOP”) which covers most employees with one year of service and is funded by our contributions determined annually by the Board of Directors. Our expense related to the ESOP during 2005, 2004 and 2003 was $7.3 million, $8.1 million, and $8.9 million, respectively. At December 31, 2005, the ESOP owned an aggregate of 6.0 million shares of CenturyTel common stock.

We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plans”) which are available to substantially all employees. Our matching contributions to the 401(k) Plans were $9.5 million in 2005, $9.1 million in 2004 and $8.2 million in 2003.

(11)	INCOME TAXES

Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003 was as follows:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)
Federal
Current	$139,836	121,374	58,659
Deferred	35,499	59,973	118,600
State
Current	(6,075)	14,380	(113)
Deferred	34,031	14,401	10,106
	$203,291	210,128	187,252

Income tax expense was allocated as follows:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)

Income tax expense in the consolidated statements of income	$203,291	210,128	187,252
Stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(6,261)	(3,244)	(4,385)
Tax effect of the change in accumulated other comprehensive income (loss)	(801)	(5,195)	19,763

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2005	2004	2003
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	3.4	3.4	1.2
Other, net	(.6)	-	(1.0)
Effective income tax rate	37.8%	38.4	35.2

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 were as follows:

December 31,	2005	2004
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$65,318	72,353
Regulatory support	383	12,509
Net state operating loss carryforwards	56,506	48,735
Other employee benefits	21,176	19,096
Other	42,274	31,593
Gross deferred tax assets	185,657	184,286
Less valuation allowance	(54,412)	(27,112)
Net deferred tax assets	131,245	157,174

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(334,011)	(340,175)
Goodwill	(447,850)	(394,832)
Deferred debt costs	(1,869)	(2,275)
Intercompany profits	(2,411)	(3,301)
Other	(15,524)	(18,348)
Gross deferred tax liabilities	(801,665)	(758,931)
Net deferred tax liability	$(670,420)	(601,757)

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2005, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2025, of $56.5 million. The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of such assessment, we reserved $54.4 million through the valuation allowance as of December 31, 2005 as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration. Income tax expense for 2005 was increased by $19.5 million as a result of increasing the valuation allowance related to net state operating loss carryforwards. This increase was primarily due to changes in state income tax laws and other factors which impacted the projections of future taxable income.

(12)	EARNINGS PER SHARE

In the fourth quarter of 2004, we adopted Emerging Issues Task Force No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share” (“EITF 04-8”). EITF 04-8 requires contingently convertible instruments be included in the diluted earnings per share calculation. Our $165 million Series K senior notes (issued in the third quarter of 2002) are convertible into approximately 4.1 million shares of common stock under various contingent circumstances, including the common stock attaining a specified trading price in excess of the notes’ fixed conversion price. Beginning in the fourth quarter of 2004, our diluted earnings per share and diluted shares outstanding reflect the application of EITF 04-8. Prior periods have been restated to reflect this change in accounting.

In connection with calculating our diluted earnings per share for our accelerated share repurchase program discussed in Note 8, we assumed the accelerated share repurchase market price adjustment would be settled through our issuance of additional shares of common stock, which was allowed (at our discretion) in the agreement. Accordingly, the estimated shares issuable based on the fair value of the forward contract was included in the weighted average shares outstanding for the computation of diluted earnings per share.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2005	2004	2003
	(Dollars, except per share amounts, and shares in thousands)
Income (Numerator):
Net income	$334,479	337,244	344,707
Dividends applicable to preferred stock	(396)	(399)	(399)
Net income applicable to common stock for computing basic earnings per share	334,083	336,845	344,308
Interest on convertible debentures, net of tax	4,875	4,829	5,079
Dividends applicable to preferred stock	396	399	399
Net income as adjusted for purposes of computing diluted earnings per share	$339,354	342,073	349,786
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	131,044	137,225	143,673
Nonvested restricted stock	(203)	-	-
Employee Stock Ownership Plan shares not committed to be released	-	(10)	(90)
Weighted average number of shares outstanding during period for computing basic earnings per share	130,841	137,215	143,583
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	4,511	4,514	4,514
Shares issuable upon settlement of accelerated share repurchase agreements	378	-	-
Shares issuable under incentive compensation plans	357	415	682
Number of shares as adjusted for purposes of computing diluted earnings per share	136,087	142,144	148,779
Basic earnings per share	$2.55	2.45	2.40
Diluted earnings per share	$2.49	2.41	2.35

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 1.8 million for 2005, 2.4 million for 2004 and 2.6 million for 2003.

(13)	STOCK OPTION PROGRAMS

We currently maintain programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 2005, we had reserved 11.0 million shares of common stock which may be issued in connection with incentive awards made in the future under our current incentive compensation programs.

Under our programs, options have been granted to employees and directors at a price either equal to or exceeding the then-current market price. All of the options expire ten years after the date of grant and the original vesting period ranged from immediate to three years. In December 2005, the Company approved accelerating the vesting of all unvested stock options outstanding, effective as of December 31, 2005. See Note 1 - Stock-Based Compensation, for additional information.

Stock option transactions during 2005, 2004 and 2003 were as follows:

	Number of options	Average price
Outstanding December 31, 2002	6,895,802	$27.95
Exercised	(1,059,414)	22.30
Granted	1,720,317	27.36
Forfeited	(822,133)	33.34
Outstanding December 31, 2003	6,734,572	28.14
Exercised	(827,486)	22.96
Granted	952,975	28.22
Forfeited	(146,503)	27.90
Outstanding December 31, 2004	6,713,558	28.79
Exercised	(1,664,625)	25.04
Granted	1,015,025	33.69
Forfeited	(68,500)	31.40
Outstanding December 31, 2005	5,995,458	30.63

Exercisable December 31, 2005	5,995,458	30.63

Exercisable December 31, 2004	4,686,177	28.71

The following table summarizes certain information about our stock options at December 31, 2005.

Options outstanding (all of which are exercisable)
Range of exercise prices	Number of options	Weighted average remaining contractual life outstanding	Weighted average exercise price

$13.33-13.50	173,166	1.1	$13.47
24.36-29.88	2,549,095	6.6	27.76
30.00-39.00	3,251,232	6.4	33.70
45.54-46.19	21,965	3.2	45.62
13.33-46.19	5,995,458	6.3	30.63

(14)	SUPPLEMENTAL CASH FLOW DISCLOSURES

The amount of interest actually paid, net of amounts capitalized of $2.8 million, $762,000 and $488,000 during 2005, 2004 and 2003, respectively, was $194.8 million, $207.2 million and $221.1 million during 2005, 2004 and 2003, respectively. Income taxes paid were $88.8 million in 2005, $129.9 million in 2004 and $91.6 million in 2003. Income tax refunds totaled $4.9 million in 2005, $8.9 million in 2004 and $85.7 million in 2003.

We have consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2005. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)
Property, plant and equipment, net	$66,450	-	46,390
Goodwill	-	5,274	21,743
Deferred credits and other liabilities	-	(3,381)	21,754
Other assets and liabilities, excluding cash and cash equivalents	9,003	107	(3,644)
Decrease in cash due to acquisitions	$75,453	2,000	86,243

(15)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2005 and 2004.

	Carrying Amount	Fair value
	(Dollars in thousands)
December 31, 2005

Financial assets	$110,912	228,651	(2)

Financial liabilities
Long-term debt (including current maturities)	$2,652,806	2,648,843	(1)
Interest rate swaps	$17,645	17,645	(2)
Other	$48,917	48,917	(2)

December 31, 2004

Financial assets	$96,808	96,808	(2)

Financial liabilities
Long-term debt (including current maturities)	$3,011,636	3,132,041	(1)
Interest rate swaps	$6,283	6,283	(2)
Other	$50,860	50,860	(2)

(1)	Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.
(2)	Fair value was estimated by us to approximate carrying value or is based on current market information (see below for further information).

Included in Financial Assets is our investment in stock of the Rural Telephone Bank (“RTB”). The RTB is currently in the process of dissolving and is expected to reimburse the holders of RTB stock in cash at par value (including accumulated earned stock dividends). The carrying value of our investment in RTB stock ($5.1 million) is reflected on the balance sheet on the cost basis and does not include the cumulative stock dividends earned. Upon dissolution of the RTB, we expect to receive approximately $120 million in cash in the first half of 2006. Such amount is included in the fair value disclosure in the above table.

We believe the carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments and have not been reflected in the above table.

(16)	BUSINESS SEGMENTS

         We are an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. Effective in the first quarter of 2004, as a result of our increased focus on integrated bundle offerings and the varied discount structures associated with such offerings, we determined that our results of operations would be more appropriately reported as a single reportable segment under the provisions of Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Therefore, the results of operations for 2005 and 2004 reflect the presentation of a single reportable segment. Results of operations for 2003 have been conformed to this presentation of a single reportable segment.

Our operating revenues for our products and services include the following components:

Year ended December 31,	2005	2004	2003
	(Dollars in thousands)

Local service	$702,400	716,028	712,565
Network access	959,838	966,011	1,001,462
Long distance	189,872	186,997	173,884
Data	318,770	275,777	244,998
Fiber transport and CLEC	115,454	74,409	43,041
Other	192,918	188,150	191,660
Total operating revenues	$2,479,252	2,407,372	2,367,610

For a description of each of the sources of revenues, see Management’s Discussion and Analysis and Results of Operations - Operating Revenues.

Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(17)	COMMITMENTS AND CONTINGENCIES

Construction expenditures and investments in vehicles, buildings and equipment during 2006 are estimated to be $325 million. We generally do not enter into firm, committed contracts for such activities.

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified the class action status of the suit and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 29, 2000 and May 2002 were legally insufficient. We plan to appeal this decision. The Court’s order does not specify the award of damages, the scope of which remains subject to significant fact finding. At this time, we cannot reasonably estimate the amount or range of possible loss; however, we believe it to be significantly below the level of revenues billed for such services during the above period. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. For those tariffs that have not yet been “deemed lawful,” we initially record as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period as our legal entitlement thereto becomes more certain. We recorded approximately $35.9 million as revenue in the third quarter of 2005 as the settlement period related to the 2001/2002 monitoring period lapsed on September 30, 2005. We do not expect to recognize any revenue in 2006 associated with the expiration of a monitoring period as described herein. As of December 31, 2005, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $31.5 million. The settlement period related to 2003/2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any proceedings that could impact our entitlement to these funds.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

(18)	SUBSEQUENT EVENTS

    On February 21, 2006, our board of directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. We repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We funded these agreements principally through borrowings under our $750 million credit facility and cash on hand. We expect to use cash generated from operations during 2006 to repay these borrowings. The investment banks are expected to repurchase an equivalent number of shares in the open market in the coming months. Once these repurchases are complete, we will receive or be required to pay a price adjustment (payable at our discretion in either shares or cash) based principally on the actual cost of the shares repurchased by the investment banks.

On March 1, 2006, we reduced our workforce by approximately 275 jobs, or 4% of our workforce, due to increased competitive pressures and the lost of access lines over the last several years. We expect to incur a one-time pre-tax charge of approximately $7.6 million in the first quarter of 2006 in connection with the severance and related costs.

* * * * * * * * *

CENTURYTEL, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands, except per share amounts)
2005	(unaudited)

Operating revenues	$595,282	606,413	657,085	620,472
Operating income	$176,860	185,882	201,242	172,419
Net income	$79,616	85,118	91,411	78,334
Basic earnings per share	$.60	.65	.70	.60
Diluted earnings per share	$.59	.64	.68	.59

2004

Operating revenues	$593,704	603,555	603,879	606,234
Operating income	$183,557	189,911	190,869	189,616
Net income	$83,279	83,284	86,192	84,489
Basic earnings per share	$.58	.60	.64	.63
Diluted earnings per share	$.57	.59	.63	.62

2003

Operating revenues	$578,014	586,729	600,264	602,603
Operating income	$184,773	188,381	190,781	186,461
Net income	$83,919	87,367	90,979	82,442
Basic earnings per share	$.59	.61	.63	.57
Diluted earnings per share	$.58	.60	.62	.56

The third quarter of 2005 included the following amounts presented on a pre-tax basis: (i) the recognition of $35.9 million of revenue as the settlement period related to the 2001/2002 monitoring period lapsed (see Note 17 for additional information); (ii) $5.8 million of expenses related to Hurricanes Katrina and Rita; (iii) a $9.9 million charge related to the impairment of a non-operating investment; and (iv) a $3.5 million gain on the sale of a separate non-operating investment.

The fourth quarter of 2005 included a $6.3 million pre-tax charge related to the impairment of a non-operating investment.

Diluted earnings per share for the fourth quarter of 2003 included a $.06 per share charge related to operating taxes, net of related revenue effect, and interest associated with various operating tax audits.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2005. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report. Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals. Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Reports on Internal Controls Over Financial Reporting. We incorporate by reference into this Item 9A the reports appearing at the forefront of Item 8, “Financial Statements and Supplementary Data”.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The name, age and office(s) held by each of our executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name	Age	Office(s) held with CenturyTel

Glen F. Post, III	53	Chairman of the Board of Directors and Chief Executive Officer

Karen A. Puckett	45	President and Chief Operating Officer

R. Stewart Ewing, Jr.	54	Executive Vice President and Chief Financial Officer

David D. Cole	48	Senior Vice President - Operations Support

Stacey W. Goff	40	Senior Vice President, General Counsel and Secretary

Michael Maslowski	58	Senior Vice President and Chief Information Officer

Each of our executive officers has served as an officer of CenturyTel and one or more of its subsidiaries in varying capacities for more than the past five years.

Prior to being elected to serve as our President and Chief Operating Officer in August 2002, Ms. Puckett served as our Executive Vice President and Chief Operating Officer from July 2000 through August 2002.

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

The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2006 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2006.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides information about shares of CenturyTel common stock authorized for issuance under our existing equity compensation plans as of December 31, 2005.

Plan category	(a) Number of securities to be issued upon conversion of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,995,458	$30.63	5,044,794

Employee Stock Purchase Plan approved by shareholders	-	-	4,636,945

Equity compensation plans not approved by security holders	-	-	-
Totals	5,995,458	$30.63	9,681,739

The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a).	Documents filed as a part of this report

(1)	The following Consolidated Financial Statements are included in Part II, Item 8:

    Report of Management, including its assessment of the effectiveness of its internal controls over financial reporting

    Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Financial Statement Schedule

    Report of Independent Registered Public Accounting Firm on management’s assessment of, and the effective operation of, internal controls over financial reporting

    Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Comprehensive Income for the years ended December 31, 2005, 2004 and 2003

    Consolidated Balance Sheets - December 31, 2005 and 2004

    Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005, 2004 and 2003

    Notes to Consolidated Financial Statements

    Consolidated Quarterly Income Statement Information (unaudited)

(2)	The attached Schedule II, Valuation and Qualifying Accounts, is the only applicable schedule that we are required to file.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation, dated as of May 6, 1999 (incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws, as amended through August 26, 2003 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 29, 2003 and filed on September 2, 2003).

3.3	Corporate Governance Guidelines, as amended through February 21, 2006, included elsewhere herein.

3.4	Charters of Committees of Board of Directors

(a)
Charter of the Audit Committee of the Board of Directors, as amended through November 18, 2004 (incorporated by reference to Exhibit 3.4(a) of our Annual Report on Form 10-K for the year ended December 31, 2004).

(b)
Charter of the Compensation Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the year ended December 31, 2003).

(c)
Charter of the Nominating and Corporate Governance Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the year ended December 31, 2003).

(d)
Charter of the Risk Evaluation Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the year ended December 31, 2003).

4.1
Rights Agreement, dated as of August 27, 1996, between CenturyTel and Society National Bank, as Rights Agent, including the form of Rights Certificate (incorporated by reference to Exhibit 1 of our Current Report on Form 8-K filed August 30, 1996) and Amendment No.1 thereto, dated May 25, 1999 (incorporated by reference to Exhibit 4.2(ii) to our Current Report on Form 8-K dated May 25, 1999) and Amendment No. 2 thereto, dated and effective as of June 30, 2000, by and between CenturyTel and Computershare Investor Services, LLC, as rights agent (incorporated by reference to Exhibit 4.1 of our Quarterly Report on 10-Q for the quarter ended September 30, 2000).

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2000).

4.3	Instruments relating to our public senior debt

(a)
Indenture dated as of March 31, 1994 between CenturyTel and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3, Registration No. 33-52915).

(b)
Resolutions designating the terms and conditions of CenturyTel’s 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K for the year ended December 31, 1995).

(c)
Resolutions designating the terms and conditions of CenturyTel’s 6.30% Senior Notes, Series F, due 2008; and 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 1997).

(d)	Form of 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(e)
First Supplemental Indenture, dated as of May 1, 2002, between CenturyTel and Regions Bank, as Trustee, to the Indenture, dated as of March 31, 1994, between CenturyTel and Regions Bank, as Trustee, relating to CenturyTel’s Senior Notes, Series J, due 2007 issued in connection with the equity units (incorporated by reference to Exhibit 4.2(b) to our Registration Statement on Form S-3, File No. 333-84276).

(f)
Second Supplemental Indenture, dated as of August 20, 2002, between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel’s 4.75% Convertible Senior Debentures, Series K, due 2032 (incorporated by reference to Exhibit 4.3 of our Registration Statement on Form S-3, File No. 333-100481).

(g)	Form of 4.75% Convertible Debentures, Series K, due 2032 (included in Exhibit 4.3(f)).

(h)
Board resolutions designating the terms and conditions of CenturyTel’s 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4, File No. 333-100480).

(i)	Form of 7.875% Senior Notes, Series L, due 2012 (included in Exhibit 4.3(h)).

(j)
Third Supplemental Indenture dated as of February 14, 2005 between CenturyTel and Regions Bank (successor-in-interest to First American Bank & Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel’s 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).

(k)	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.3(j)).

4.4
$750 Million Five-Year Revolving Credit Facility, dated March 7, 2005, between CenturyTel and the lenders named therein (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2004).

4.5
First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.1	Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees)

(a)
Employee Stock Ownership Plan and Trust, as amended and restated February 28, 2002 and amendment thereto dated December 31, 2002 (incorporated by reference to Exhibit 10.1(a) of our Annual Report on Form 10-K for the year ended December 31, 2002).

(b)
Dollars & Sense Plan and Trust, as amended and restated, effective September 1, 2000 and amendment thereto dated December 31, 2002 (incorporated by reference to Exhibit 10.1(b) of our Annual Report on Form 10-K for the year ended December 31, 2002) and amendment thereto, effective November 17, 2005, included elsewhere herein.

(c)
Amended and Restated Retirement Plan, effective as of February 28, 2002, and amendment thereto dated December 31, 2002 (incorporated by reference to Exhibit 10.1(c) of our Annual Report on Form 10-K for the year ended December 31, 2002) and amendment thereto, effective November 17, 2005, included elsewhere herein.

10.2	Stock-based Incentive Plans

(a)
1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to our Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, (incorporated by reference to Exhibit 10.1(e) to our Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.2(a) to our Annual Report on Form 10-K for the year ended December 31, 2001).

(b)
1995 Incentive Compensation Plan approved by CenturyTel’s shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061) and amendment thereto dated November 21, 1996 (incorporated by Reference to Exhibit 10.1 (l) to our Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(i)
Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of February 24, 1997, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

(ii)
Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of February 21, 2000, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.1 (t) to our Annual Report on Form 10-K for the year ended December 31, 1999).

(c)
Amended and Restated 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(i)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of May 21, 2001, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(e) to our Annual Report on Form 10-K for the year ended December 31, 2001).

(ii)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of February 25, 2002, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(d)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).

(d)
Amended and Restated 2002 Directors Stock Option Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyTel in connection with options granted to the outside directors as of May 10, 2002 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

(ii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyTel in connection with options granted to the outside directors as of May 9, 2003 (incorporated by reference to Exhibit 10.2(e)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(iii)	Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyTel in connection with options granted to the outside directors as of May 7, 2004, included elsewhere herein.

(e)
Amended and Restated 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(f) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyTel and certain of its officers and key employees at various dates since May 9, 2002 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2002).

(ii)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(f)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).

(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 25, 2004, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into by CenturyTel and its executive officers (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2003).

(v)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 25, 2004, entered into by CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(f)(v) of our Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(vi)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(e)(v) of our Annual Report on From 10-K for the year ended December 31, 2004).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(e)(vi) of our Annual Report on Form 10-K for the year ended December 31, 2004).

(f)	2005 Directors Stock Option Plan (incorporated by reference to our 2005 Proxy Statement filed April 15, 2005).

(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May 13, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated May 13, 2005).

(g)	2005 Management Incentive Compensation Plan (incorporated by reference to our 2005 Proxy Statement filed April 15, 2005).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyTel and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2005).

(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2005).

(iii)	Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyTel and its executive officers, included elsewhere herein.

(iv)	Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyTel and its executive officers, included elsewhere herein.

10.3	Other Non-Qualified Employee Benefit Plans

(a)
Key Employee Incentive Compensation Plan, dated January 1, 1984,  as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(f) to our Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996 (incorporated by reference to Exhibit 10.1 (f) to our Annual Report on Form 10-K for the year ended December 31, 1996), amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001) and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.3(a) to our Annual Report on Form 10-K for the year ended December 31, 2001).

(b)
Restated Supplemental Executive Retirement Plan, dated April 3, 2000 (incorporated by reference to Exhibit 10.1(d) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000) and amendment thereto effective November 17, 2005, included elsewhere herein.

(c)
Amended and Restated Supplemental Dollars & Sense Plan, effective as of January 1, 1999 (incorporated by reference to Exhibit 10.1 (q) to our Annual Report on Form 10-K for the year ended December 31, 1998) and amendments thereto effective November 17, 2005, both included elsewhere herein.

(d)
Supplemental Defined Benefit Plan, effective as of  January 1, 1999 (incorporated by reference to Exhibit 10.1(y) to our Annual Report on Form 10-K for the year ended December 31, 1998), and amendment thereto dated February 28, 2002 (incorporated by reference to Exhibit 10.3(e) to our Annual Report on Form 10-K for the year ended December 31, 2001) and amendment thereto effective November 17, 2005, included elsewhere herein.

(e)
Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 1991).

(f)	2005 Executive Officer Short-Term Incentive Program (incorporated by reference to our 2005 Proxy Statement filed April 5, 2005).

(g)	2001 Employee Stock Purchase Plan (incorporated by reference to our 2001 Proxy Statement).

10.4	Employment, Severance and Related Agreements

(a)
Change of Control Agreement, dated February 22, 2000, by and between Glen F. Post, III and CenturyTel (incorporated by reference to Exhibit 10.1(b) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(b)
Form of Change of Control Agreement, dated February 22, 2000, by and between CenturyTel and David D. Cole, R. Stewart Ewing and Michael E. Maslowski (incorporated by reference exhibit 10.1(c) to the our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(c)
Form of Change of Control Agreement, dated July 24, 2000, by and between CenturyTel and Karen A. Puckett (incorporated by reference to Exhibit 10.1(c) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

(d)
Form of Change of Control Agreement, dated August 26, 2003, by and between CenturyTel and Stacey W. Goff (incorporated by reference to Exhibit 10.1(c) of our Quarterly Report on Form 10-Q for the period ended March 31, 2000).

(e)	Form of Indemnification Agreement for Officers and Directors, included elsewhere herein.

14	Corporate Compliance Program (incorporated by reference to Exhibit 14 of our Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of CenturyTel, included elsewhere herein.

23	Independent Registered Public Accounting Firm Consent, included elsewhere herein.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

(b)	Reports on Form 8-K.

The following items were reported in Form 8-Ks during the fourth quarter of 2005, each of which was filed on the date indicated.

October 27, 2005
Items 2.02 and 9.01. Results of Operations and Financial Condition - News release announcing third quarter 2005 operating results.

November 29, 2005
Item 8.01. Other Events - Extension of Registrant’s $200 million share repurchase program to February 28, 2006.

December 20, 2005
Item 1.01. Entry Into a Material Definitive Agreement - Acceleration of the vesting period of all outstanding unvested stock options effective as of December 31, 2005.

December 22, 2005
Items 8.01 and 9.01. Other Events and Financial Statements and Exhibits - Press release announcing the completion of the previously-announced accelerated share repurchase program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyTel, Inc.,

Date: March 15, 2006	By: /s/ Glen F. Post, III
Glen F. Post, III
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Chairman of the Board and
/s/ Glen F. Post, III	Chief Executive Officer
Glen F. Post, III		March 15, 2006

Executive Vice President and
/s/ R. Stewart Ewing, Jr.	Chief Financial Officer
R. Stewart Ewing, Jr.		March 15, 2006

/s/ Neil A. Sweasy	Vice President and Controller
Neil A. Sweasy		March 15, 2006

/s/ William R. Boles, Jr.	Director
William R. Boles, Jr.		March 15, 2006

/s/ Virginia Boulet	Director
Virginia Boulet		March 15, 2006

/s/ Calvin Czeschin	Director
Calvin Czeschin		March 15, 2006

/s/ James B. Gardner	Director
James B. Gardner		March 15, 2006

/s/ W. Bruce Hanks	Director
W. Bruce Hanks		March 15, 2006

/s/ Gregory J. McCray	Director
Gregory J. McCray		March 15, 2006

/s/ C. G. Melville, Jr.	Director
C. G. Melville, Jr.		March 15, 2006

/s/ Fred R. Nichols	Director
Fred R. Nichols		March 15, 2006

/s/ Harvey P. Perry	Vice-Chairman of
Harvey P. Perry	the Board and Director	March 15, 2006

/s/ Jim D. Reppond	Director
Jim D. Reppond		March 15, 2006

/s/ Joseph R. Zimmel	Director
Joseph R. Zimmel		March 15, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CENTURYTEL, INC.

For the years ended December 31, 2005, 2004 and 2003

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions from allowance		Other changes		Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2005
Allowance for doubtful accounts	$21,187	30,945	(30,880)	(1)	469	(3)	21,721
Valuation allowance for deferred tax assets	$27,112	27,300	-		-		54,412

Year ended December 31, 2004
Allowance for doubtful accounts	$23,679	42,093	(44,585)	(1)	-		21,187
Valuation allowance for deferred tax assets	$19,735	7,377	-		-		27,112

Year ended December 31, 2003
Allowance for doubtful accounts	$33,962	43,527	(53,810)	(1)	-		23,679
Valuation allowance for deferred tax assets	$28,380	12,978	(21,623)	(2)	-		19,735

(1)	Customers’ accounts written-off, net of recoveries.

(2)	Change in the valuation allowance allocated to income tax expense.

(3)	Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.