Form 10-Q
period 2006-03-31
CENTURYTEL INC
filed 2006-05-03
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Large accelerated filer [X]   Accelerated filer [ ]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes [ ]       No [X]

As of April 30, 2006, there were 116,158,384 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

		Page No.

Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months
	Ended March 31, 2006 and 2005	3

	Consolidated Statements of Comprehensive Income--
	Three Months Ended March 31, 2006 and 2005	4

	Consolidated Balance Sheets--March 31, 2006 and
	December 31, 2005	5

	Consolidated Statements of Cash Flows--
	Three Months Ended March 31, 2006 and 2005	6

	Consolidated Statements of Stockholders' Equity--
	Three Months Ended March 31, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

Part II.	Other Information:

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6	Exhibits and Reports on Form 8-K	23

Signature		23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$611,649	595,282

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	222,952	191,993
Selling, general and administrative	95,940	94,254
Depreciation and amortization	134,565	132,175
Total operating expenses	453,457	418,422

OPERATING INCOME	158,192	176,860

OTHER INCOME (EXPENSE)
Interest expense	(50,086)	(52,625)
Income from unconsolidated cellular entity	2,073	1,313
Other income (expense)	2,524	1,535
Total other income (expense)	(45,489)	(49,777)

INCOME BEFORE INCOME TAX EXPENSE	112,703	127,083
Income tax expense	43,278	47,467

NET INCOME	$69,425	79,616

BASIC EARNINGS PER SHARE	$.57	.60

DILUTED EARNINGS PER SHARE	$.55	.59

DIVIDENDS PER COMMON SHARE	$.0625	.06
AVERAGE BASIC SHARES OUTSTANDING	122,394	132,183
AVERAGE DILUTED SHARES OUTSTANDING	127,959	137,169

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)

NET INCOME	$69,425	79,616

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Minimum pension liability adjustment, net of ($824) and ($270) tax	(1,322)	(432)
Unrealized gain (loss) on investments, net of $41 and ($75) tax	65	(120)
Derivative instruments:
Net losses on derivatives hedging the variability of cash
flows, net of ($2,606) tax	-	(4,181)
Reclassification adjustment for losses included in net income,
net of $59 and $19 tax	94	31

COMPREHENSIVE INCOME	$68,262	74,914

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,320	158,846
Accounts receivable, less allowance of $19,345 and $21,721	213,096	236,714
Materials and supplies, at average cost	6,827	6,998
Other	17,840	20,458
Total current assets	253,083	423,016

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,837,651	7,801,377
Accumulated depreciation	(4,603,609)	(4,496,891)
Net property, plant and equipment	3,234,042	3,304,486

GOODWILL AND OTHER ASSETS
Goodwill	3,432,649	3,432,649
Other	604,367	602,556
Total goodwill and other assets	4,037,016	4,035,205

TOTAL ASSETS	$7,524,141	7,762,707

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$280,456	276,736
Short-term debt	291,000	-
Accounts payable	99,810	104,444
Accrued expenses and other liabilities
Salaries and benefits	57,054	60,521
Income taxes	70,791	110,521
Other taxes	57,132	58,660
Interest	54,544	71,580
Other	16,559	14,851
Advance billings and customer deposits	51,031	48,917
Total current liabilities	978,377	746,230

LONG-TERM DEBT	2,353,859	2,376,070

DEFERRED CREDITS AND OTHER LIABILITIES	1,049,124	1,023,134

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares,
issued and outstanding 115,984,439 and 131,074,399 shares	115,984	131,074
Paid-in capital	95,446	129,806
Accumulated other comprehensive loss, net of tax	(10,782)	(9,619)
Retained earnings	2,934,283	3,358,162
Preferred stock - non-redeemable	7,850	7,850
Total stockholders’ equity	3,142,781	3,617,273
TOTAL LIABILITIES AND EQUITY	$7,524,141	7,762,707

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$69,425	79,616
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	134,565	132,175
Income from unconsolidated cellular entity	(2,073)	(1,313)
Deferred income taxes	9,522	22,141
Changes in current assets and current liabilities:
Accounts receivable	23,618	6,887
Accounts payable	(4,634)	(94)
Accrued income and other taxes	(37,072)	36,540
Other current assets and other current liabilities, net	(13,892)	(15,710)
Retirement benefits	7,378	6,004
Excess tax benefits from share-based compensation	(4,186)	-
Increase in other noncurrent assets	(2,193)	(1,358)
Increase (decrease) in other noncurrent liabilities	957	(729)
Other, net	2,615	(7,340)

Net cash provided by operating activities	184,030	256,819

INVESTING ACTIVITIES
Payments for property, plant and equipment	(60,088)	(74,903)
Investment in unconsolidated cellular entity	(5,222)	-
Other, net	(408)	(2,716)

Net cash used in investing activities	(65,718)	(77,619)

FINANCING ACTIVITIES
Payments of debt	(8,002)	(509,254)
Net proceeds from issuance of long-term debt	-	344,173
Proceeds from issuance of short-term debt	291,000	-
Proceeds from issuance of common stock	32,623	12,033
Repurchase of common stock	(573,888)	(60,075)
Cash dividends	(7,301)	(8,074)
Excess tax benefits from share-based compensation	4,186	-
Other, net	(456)	4,113

Net cash used in financing activities	(261,838)	(217,084)

Net decrease in cash and cash equivalents	(143,526)	(37,884)

Cash and cash equivalents at beginning of period	158,846	167,215

Cash and cash equivalents at end of period	$15,320	129,331

Supplemental cash flow information:
Income taxes paid	$69,376	10,585
Interest paid (net of capitalized interest of $536 and $247)	$66,586	65,922

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$131,074	132,374
Issuance of common stock through dividend reinvestment,
incentive and benefit plans and other	1,433	678
Repurchase of common stock	(16,523)	(1,780)
Balance at end of period	115,984	131,272

PAID-IN CAPITAL
Balance at beginning of period	129,806	222,205
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	31,190	11,355
Repurchase of common stock	(71,362)	(58,295)
Excess tax benefits from share-based compensation	4,186	-
Amortization of unearned compensation and other	1,626	621
Balance at end of period	95,446	175,886

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(9,619)	(8,334)
Change in other comprehensive loss, net of tax	(1,163)	(4,702)
Balance at end of period	(10,782)	(13,036)

RETAINED EARNINGS
Balance at beginning of period	3,358,162	3,055,545
Net income	69,425	79,616
Repurchase of common stock (through 2006 accelerated share repurchase program)	(486,003)	-
Cash dividends declared
Common stock - $.0625 and $.06 per share, respectively	(7,203)	(7,974)
Preferred stock	(98)	(100)
Balance at end of period	2,934,283	3,127,087

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	7,850	7,975

TOTAL STOCKHOLDERS' EQUITY	$3,142,781	3,429,184

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

The financial information for the three months ended March 31, 2006 and 2005 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein. The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2006 and December 31, 2005 were composed of the following:

	March 31,	Dec. 31,
	2006	2005
	(Dollars in thousands)

Goodwill	$3,432,649	3,432,649

Intangible assets subject to amortization
Customer base
Gross carrying amount	$25,094	25,094
Accumulated amortization	(5,768)	(5,349)
Net carrying amount	$19,326	19,745

Contract rights
Gross carrying amount	$4,187	4,187
Accumulated amortization	(2,210)	(1,861)
Net carrying amount	$1,977	2,326

Intangible asset not subject to amortization	$36,690	36,690

Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2006 was $768,000 and is expected to be $3.1 million annually in 2006, $2.6 million in 2007 and $1.7 million annually thereafter through 2010.

(3)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months ended March 31, 2006 and 2005 included the following components:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)

Service cost	$1,708	1,665
Interest cost	4,644	4,229
Expected return on plan assets	(596)	(577)
Amortization of unrecognized actuarial loss	910	689
Amortization of unrecognized prior service cost	(212)	(487)
Net periodic postretirement benefit cost	$6,454	5,519

We contributed $3.2 million to our postretirement health care plan in the first quarter of 2006 and expect to contribute approximately $13 million for the full year.

(4)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees. We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months ended March 31, 2006 and 2005 included the following components:

	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)

Service cost	$4,263	3,875
Interest cost	6,217	5,812
Expected return on plan assets	(8,184)	(7,256)
Recognized net losses	1,878	1,316
Net amortization and deferral	130	79
Net periodic pension expense	$4,304	3,826

The amount of the 2006 contribution to our pension plans will be determined based on a number of factors, including the results of the 2006 actuarial valuation. At this time, the amount of the 2006 contribution is not known.

(5)	Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) requires us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as compensation expense over the period during which the employee is required to provide service in exchange for the award. Compensation cost is also recognized over the applicable remaining vesting period for any outstanding options that were not fully vested as of January 1, 2006. We did not have any unvested outstanding options as of January 1, 2006 since our Board of Directors accelerated the vesting of all unvested options effective as of December 31, 2005, as described below. We elected the modified prospective transition method as permitted by SFAS 123(R); accordingly, prior period results have not been restated.

        We currently maintain programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of March 31, 2006, we had reserved approximately 9.7 million shares of common stock which may be issued in connection with incentive awards made in the future under our current incentive programs. We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

As of December 31, 2005, we had approximately 6.0 million options outstanding from prior grants, all of which were issued at a price either equal to or exceeding the then-current market price. All of these options were exercisable as a result of actions taken by our Board of Directors in December 2005 to accelerate the vesting of all unvested options outstanding, effective as of December 31, 2005, in order to eliminate the recognition of compensation expense which otherwise would have been required upon the effectiveness of SFAS 123(R).

In the first quarter of 2006, certain of our employees were granted an aggregate of 925,375 stock options at market value. All of these options expire ten years after the date of grant and have a three-year vesting period. The weighted average fair value of each option was estimated as of the date of grant to be $12.77 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.64% (rates ranged from 4.28% to 4.76%); and expected term - 7 years (executive officers) and 5 years (all other employees).

The expected volatility was based on the historical volatility of our common stock over the 7- and 5- year terms mentioned above. The expected term was determined based on the historical exercise and forfeiture behavior rates for similar grants.

Stock option transactions during the first quarter of 2006 were as follows:

			Remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value

Outstanding December 31, 2005	5,995,458	$30.63
Granted	925,375	35.77
Exercised	(1,121,184)	27.58
Forfeited/Cancelled	(5,836)	34.90
Outstanding March 31, 2006	5,793,813	$32.04	6.7	$41,020,000

Exercisable March 31, 2006	4,871,238	$31.33	6.1	$37,947,000

In addition, during the first quarter of 2006, we issued 264,650 shares of restricted stock to certain employees at a weighted-average price of $35.85 per share. Such restricted stock vests over a five-year period. Nonvested restricted stock transactions during the first quarter of 2006 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at January 1, 2006	511,919	$30.92
Granted	264,650	35.85
Vested	(61,367)	33.30
Forfeited	-	-
Nonvested at March 31, 2006	715,202	$32.54

The total compensation cost for share-based payment arrangements for the first quarter of 2006 was $2.6 million ($1.6 million after-tax; $.01 per diluted share). We recognized approximately $925,000 of tax benefit related to such arrangements in the first quarter of 2006. As of March 31, 2006, there was $29.1 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.7 years.

We received net cash proceeds of $30.9 million during the first quarter of 2006 in connection with option exercises. The total intrinsic value of options exercised during the first quarter of 2006 (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $10.9 million. The excess tax benefit realized from stock options exercised during the first quarter of 2006 was $4.2 million. The total fair value of restricted stock that vested during the first quarter of 2006 was $2.0 million.

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally, we did not recognize any stock-based compensation expense for stock options in our consolidated statements of income prior to 2006. If compensation cost for our options had been determined consistent with SFAS 123(R), our net income and earnings per share on a pro forma basis for the three months ended March 31, 2005 would have been as follows:

Three months
ended March 31, 2005
(Dollars in thousands, except per share amounts)

Net income, as reported	$79,616
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	$(4,218)
Pro forma net income	$75,398
Basic earnings per share
As reported	$.60
Pro forma	$.57
Diluted earnings per share
As reported	$.59
Pro forma	$.56

(6)	Business Segments

We are an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. As a result of increased bundling of our local exchange and long distance service offerings, beginning in the first quarter of 2006, we have combined the revenues of such offerings into a category entitled “Voice”. Prior periods have been restated to insure comparability. Our operating revenues for our products and services include the following components:

	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)

Voice	$217,449	224,500
Network access	225,246	230,278
Data	83,238	72,906
Fiber transport and CLEC	35,780	20,243
Other	49,936	47,355
Total operating revenues	$611,649	595,282

We derive our voice revenues by providing local exchange telephone and retail long distance services to our customers in our local exchange service areas.

We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms.

We derive our data revenues primarily by providing Internet access services (both digital subscriber line (“DSL”) and dial-up services) and data transmission services over special circuits and private lines in our local exchange service areas.

Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier and security monitoring businesses.

We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our new video and wireless services.

(7)	Accelerated Share Repurchase Program

On February 21, 2006, our board of directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. We repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We initially funded these agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of commercial paper, which as of March 31, 2006 had an outstanding balance of $291 million (with a weighted average interest rate of 4.94%). We expect to use cash generated from operations during 2006 and the proceeds received from the redemption of our investment in stock of the Rural Telephone Bank (see Note 10) to repay these borrowings. The investment banks are expected to repurchase an equivalent number of shares in the open market in the coming months. Once these repurchases are complete, we will receive or be required to pay a price adjustment (payable at our discretion in either shares or cash) based principally on whether the actual cost of the shares repurchased by the investment banks is lower or higher than the average initial price of $34.83 per share, respectively. Through April 26, 2006, the investment banks had repurchased approximately 41% of the 14.36 million shares in the open market at an average price of $38.16 per share.

Pursuant to Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the forward contract described above qualifies for equity classification and, accordingly, the fair value of the forward contract (which was zero at inception) was recorded in equity. Subsequent changes in the fair value of the forward contract have not and will not be recorded until settlement of the contract (but will be reflected in the calculation of diluted earnings per share, as indicated immediately below). We expect to settle the contract by year end 2006, at which time the settlement amount will be recorded as an adjustment to equity.

In connection with calculating our diluted earnings per share, we assumed the accelerated share repurchase market price adjustment will be settled through our issuance of additional shares of common stock. Accordingly, the estimated shares issuable based on the fair value of the forward contract at March 31, 2006 was included in the weighted average shares outstanding for the computation of diluted earnings per share for the period ended March 31, 2006.

(8)	Reduction in Workforce

On March 1, 2006, we announced a reduction of our workforce of approximately 275 jobs, or 4% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years. We incurred a one-time net pre-tax charge of approximately $4.9 million in the first quarter of 2006 (consisting of a $6.2 million charge to operating expenses, net of a $1.3 million favorable revenue impact related to such expenses) in connection with the severance and related costs. Of the $6.2 million charged to operating expenses, approximately $5.5 million is reflected in cost of services and products and $682,000 is reflected in selling, general and administrative expenses. The following table reflects the activity of the severance-related liability for the first quarter of 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	6,176
Amount paid	(1,874)
Balance at March 31, 2006	$4,302

(9)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient. We have appealed this decision. The Court’s order does not specify the award of damages, the scope of which remains subject to significant fact- finding. At this time, we cannot reasonably estimate the amount or range of possible loss; however, we believe it to be significantly below the level of revenues billed for such services during the above period. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs directly with the FCC using this streamlined filing approach. For those tariffs that have not yet been “deemed lawful,” we initially record as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period as our legal entitlement thereto becomes more certain. As of March 31, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $31.5 million. The settlement period related to 2003/2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any proceedings that could impact our entitlement to these funds.

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

(10)         Subsequent Event

In April 2006, upon dissolution of the Rural Telephone Bank (“RTB”), we received $122.8 million in cash for redemption of our investment in stock of the RTB.  We expect to record a pre-tax gain of approximately $118 million in the second quarter of 2006 related to this transaction.  We used the cash to reduce our commercial paper indebtedness.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing local exchange, long distance, Internet access and broadband services to customers in 26 states. We currently derive our revenues from providing (i) local exchange and long distance telephone services, (ii) network access services, (iii) data services, which includes both DSL and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services. For additional information on our revenue sources, see Note 6 to our financial statements included in Item 1 of Part I of this quarterly report.

As previously disclosed, we anticipate our diluted earnings per share for 2006 will be negatively impacted as a result of (i) lower Universal Service Fund and intrastate revenues, (ii) declines in access lines, (iii) declines in the amount of revenue recorded related to prior year settlement agreements, (iv) the recognition of stock option expense in accordance with SFAS 123(R) and (v) expenses associated with expanding our new video and wireless service offerings. See below for additional information.

In the first quarter of 2006, we announced a reduction of our workforce of approximately 275 jobs and, in connection therewith, incurred a one-time net pre-tax charge of approximately $4.9 million (consisting of a $6.2 million charge to operating expenses, net of a $1.3 million favorable revenue impact related to such expenses) for the severance and related costs.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our growth, including integrating newly-acquired businesses into our operations and hiring adequate numbers of qualified staff; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable term without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2005. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared
to Three Months Ended March 31, 2005

Net income was $69.4 million and $79.6 million for the first quarter of 2006 and 2005, respectively. Diluted earnings per share for the first quarter of 2006 and 2005 was $.55 and $.59, respectively.

	Three months
	ended March 31,
	2006		2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income		$158,192	176,860
Interest expense		(50,086)	(52,625)
Income from unconsolidated cellular entity		2,073	1,313
Other income (expense)		2,524	1,535
Income tax expense		(43,278)	(47,467)
Net income		$69,425	79,616

Basic earnings per share	$	. 57.60

Diluted earnings per share		$.55	.59

Average basic shares outstanding		122,394	132,183

Average diluted shares outstanding		127,959	137,169

Operating income decreased $18.7 million (10.6%) as a $16.4 million (2.7%) increase in operating revenues was more than offset by a $35.0 million (8.4%) increase in operating expenses.

Operating Revenues

	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)

Voice	$217,449	224,500
Network access	225,246	230,278
Data	83,238	72,906
Fiber transport and CLEC	35,780	20,243
Other	49,936	47,355
	$611,649	595,282

The $7.1 million (3.1%) decrease in voice revenues is primarily due to (i) a $5.5 million decrease due to a 4.5% decline in the average number of access lines; (ii) a $5.0 million decrease due to a decline in the average rate we charged our long distance customers; and (iii) a $2.6 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by a $7.8 million increase in revenues primarily attributable to a 9.0% increase in the average number of long distance lines and increased long distance minutes of use.

Access lines declined 22,400 (1.0%) during the first quarter of 2006 compared to a decline of 15,100 (0.7%) during the first quarter of 2005. We believe the decline in the number of access lines during 2006 and 2005 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 5.5% for 2006.

Network access revenues decreased $5.0 million (2.2%) in the first quarter of 2006 primarily due to (i) a $4.1 million decrease in revenues from the federal Universal Service Fund due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients and (ii) a $3.7 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services). We believe that intrastate minutes will continue to decline in 2006, although we cannot precisely estimate the magnitude of such decreases. Such decreases were partially offset by a $1.9 million increase in revenue due to the implementation of a billing charge in the second quarter of 2005 permitted by the Federal Communications Commission designed to recover a portion of the costs to upgrade our network in order to provide local number portability services.

Data revenues increased $10.3 million (14.2%) substantially due to a $9.1 million increase in Internet revenues due primarily to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers.

Fiber transport and CLEC revenues increased $15.5 million (76.8%), of which $13.4 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC Telecom Holdings, Inc. (“KMC”) and $2.2 million was attributable to growth in the number of customers in our incumbent fiber transport business.

Other revenues increased $2.6 million (5.5%) primarily due to a $2.4 million increase in revenues of our new video and wireless reseller service offerings.

Operating Expenses

	Three months
	ended March 31,
	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$222,952	191,993
Selling, general and administrative	95,940	94,254
Depreciation and amortization	134,565	132,175
	$453,457	418,422

Included in aggregate operating expenses is a one-time charge of $6.2 million related to severance and related costs associated with our March 2006 reduction in workforce. See Note 8 to the accompanying financial statements included in Item 1 for additional information.

Cost of services and products increased $31.0 million (16.1%) primarily due to (i) a $10.5 million increase in expenses incurred by the properties acquired from KMC; (ii) $5.5 million of severance and related costs associated with our workforce reduction; (iii) a $3.9 million increase in costs associated with growth in our long distance business; (iv) a $3.6 million increase in expenses associated with our new video and wireless reseller service offerings; (v) a $3.6 million increase in salaries and benefits; and (vi) a $2.8 million increase in Internet expenses primarily due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $1.7 million (1.8%) primarily due to (i) a $3.7 million increase in expenses incurred from the properties acquired from KMC and (ii) a $1.2 million increase in expenses associated with our new video and wireless reseller service offerings (primarily due to sales and marketing costs). Such increases were substantially offset by a $1.7 million reduction in bad debt expense and a $1.6 million decrease in operating taxes.

Depreciation and amortization increased $2.4 million (1.8%) primarily due to a $6.1 million increase due to higher levels of plant in service and a $1.4 million increase due to depreciation and amortization of the properties acquired from KMC. Such increases were substantially offset by a $5.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $2.5 million (4.8%) in the first quarter of 2006 compared to the first quarter of 2005. A $2.6 million reduction due to decreased average debt outstanding and the $1.2 million one-time charge incurred in the first quarter of 2005 discussed in the next paragraph were partially offset by a $2.5 million increase due to higher average interest rates.

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. Included in interest expense for the first quarter of 2005 was a one-time charge of $1.2 million related to the write-off of unamortized deferred debt costs related to the portion of the Series J notes retired. See Other Income (Expense) for additional amounts that were expensed in the first quarter of 2005 related to this transaction.

Income From Unconsolidated Cellular Entity

Income from unconsolidated cellular entity, which represents our share of the income from our 49% interest in a cellular partnership, was $2.1 million and $1.3 million in the first quarter of 2006 and 2005, respectively.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including interest income and allowance for funds used during construction. Other income (expense) was $2.5 million for the first quarter of 2006 compared to $1.5 million for the first quarter of 2005. The first quarter of 2005 included a one-time $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of the Series J notes, as mentioned above. The first quarter of 2005 was favorably impacted by $3.2 million of non-recurring interest income related to the settlement of various income tax audits.

Income Tax Expense

The effective income tax rate was 38.4% and 37.4% for the three months ended March 31, 2006 and 2005, respectively. Income tax expense for the first quarter of 2005 was reduced by approximately $1.3 million as a result of the settlement of various income tax audits.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures. Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $184.0 million during the first three months of 2006 compared to $256.8 million during the first three months of 2005. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006. In the first quarter of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments. For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $65.7 million and $77.6 million for the three months ended March 31, 2006 and 2005, respectively. Payments for property, plant and equipment were $14.8 million less in the first quarter of 2006 than in the comparable period during 2005. Our budgeted capital expenditures for 2006 total approximately $325 million. We have invested significant amounts in our wireline network in the last several years and believe we are in a position to move closer to maintenance capital expenditure levels for the foreseeable future for our wireline properties. Our capital expenditure budget also includes amounts for expanding our new service offerings and our data networks.

Net cash used in financing activities was $261.8 million during the first three months of 2006 compared to $217.1 million during the first three months of 2005. We repurchased 16.5 million shares (for $573.9 million) and 1.8 million shares (for $60.1 million) in the first quarters of 2006 and 2005, respectively, substantially all of which was repurchased in accordance with previously announced stock repurchase programs. The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $500 million) under accelerated share repurchase agreements with investment banks (see Note 7 and Part II, Item 2, of this quarterly report for additional information). We initially funded the accelerated share repurchase agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper, which as of March 31, 2006, had an outstanding balance of $291 million. We expect to use cash generated from operations during 2006 and the proceeds received from the redemption of our investment in stock of the Rural Telephone Bank (see below and Note 10) to repay these borrowings. The investment banks are expected to repurchase an equivalent number of shares in the open market in the coming months. Once these repurchases are complete, we will receive or be required to pay a price adjustment (payable at our discretion in either shares or cash) based principally on whether the actual cost of the shares repurchased by the investment banks is lower or higher than the average initial price of $34.83 per share, respectively. Through April 26, 2006, the investment banks had repurchased approximately 41% of the 14.36 million shares in the open market at an average price of $38.16 per share.

In the first quarter of 2005, we paid $100 million to retire our Series E senior notes at their scheduled maturity with cash on hand.

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. We received no proceeds in connection with the remarketing as all proceeds were placed into a trust to secure the obligation of our equity unit holders to purchase common stock from us on May 16, 2005. In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. We incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

We have available a five-year, $750 million revolving credit facility which expires in March 2010. Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit. As of March 31, 2006, we had no amounts outstanding under our credit facility. However, available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program, which as of March 31, 2006 had an outstanding balance of $291 million (which is reflected as “Short-term debt” on the balance sheet). Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility. Our telephone subsidiaries also had available for use $115.9 million of commitments for long-term financing from the Rural Utilities Service. At March 31, 2006, we held over $15.3 million of cash and cash equivalents.

In April 2006, we received approximately $122.8 million in cash on a pre-tax basis from the redemption of our Rural Telephone Bank stock, and used the cash to reduce our commercial paper indebtedness.

We are currently evaluating our opportunities to participate in the upcoming Advanced Wireless Services spectrum auction to be held in June 2006, particularly with respect to spectrum that covers or is contiguous to our existing service territories.

OTHER MATTERS

Accounting for the Effects of Regulation

We currently account for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). While we continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, we believe that SFAS 71 still applies. However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for regulated services or products could result in our telephone operations not being subject to SFAS 71 in the future. In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities. SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

If our regulated operations cease to qualify for the application of SFAS 71, we do not expect to record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets. We do not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on our results of operations. For regulatory purposes, the accounting and reporting of our telephone subsidiaries would not be affected by the discontinued application of SFAS 71.

Recent Product Developments

During 2005, we began offering co-branded satellite television service to virtually all households in our local exchange service areas, except for the LaCrosse, Wisconsin market, where we initiated our switched digital television service. We continue to monitor the results from this initial launch of switched digital television service and currently plan to initiate a second switched digital video trial during 2006. In mid-2005, we completed an agreement with one wireless carrier to resell wireless services and, by the end of March 2006, we offered wireless service though this reselling arrangement to markets serving nearly 30% of our residential access lines.

Item 3.
CenturyTel, Inc.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

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

At March 31, 2006, the fair value of our short- and long-term debt was estimated to be $2.9 billion based on the overall weighted average rate of our debt of 6.7% and an overall weighted maturity of 9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our short- and long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $98.0 million decrease in fair value of our short- and long-term debt at March 31, 2006. As of March 31, 2006, after giving effect to interest rate swaps currently in place, approximately 73% of our short- and long-term debt obligations were fixed rate.

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

At March 31, 2006, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. During the first quarter of 2005, we realized an average interest rate under these hedges of 9.0%. Interest expense was increased by $1.4 million during the first quarter of 2006 as a result of these hedges. The aggregate fair market value of these hedges was $28.1 million at March 31, 2006 and is reflected both as a liability and as a decrease in our underlying long-term debt on the March 31, 2006 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $14.7 million decrease in the fair value of these hedges at March 31, 2006, and would also increase our interest expense.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of March 31, 2006.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2006. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 9 to the financial statements included in Part I, Item 1, of this report.

Item 1A.	Risk Factors.

We expect that changes in the nationwide average cost per loop factors implemented in March 2006 by the FCC to allocate support funds will reduce our receipts from the main support program administered by the federal Universal Service Fund by approximately $12 million to $16 million in 2006 compared to 2005.

The statement above updates and supercedes the disclosure of risk factors contained in Item 1A of our annual report on Form 10-K for the year ended December 31, 2005. Except as modified by the superceding statement above, we continue to remain subject to the risks described in such annual report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January and February 2006, we repurchased approximately $72.6 million in shares under our $200 million share repurchase program that was approved in February 2005. In February 2006, our Board of Directors authorized a $1.0 billion share repurchase program that terminated the remaining portion of approximately $13 million of our $200 million program. In addition, in February 2006, we repurchased approximately 14.36 million shares of common stock under accelerated share repurchase agreements with certain investment banks at an initial average price of $34.83, which is subject to a future price adjustment based principally upon the actual cost of the shares to be repurchased by the investment banks. See Note 7 to our financial statements for additional information.

The following table reflects the repurchases of our common stock during the first quarter of 2006. Except for those shares repurchased by us from investment banks under the accelerated share repurchase program and 22,527 shares of stock that we withheld to pay taxes due upon vesting of restricted stock for certain of our employees, all of these repurchases were effected in open-market transactions in accordance with the $200 million program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares (or
			Purchased as	Units) that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs*

January 1 - January 31, 2006	1,476,500	$33.44	1,476,500	$36,594,245
February 1 - February 28, 2006	15,023,740	$34.83	15,023,740	$13,346,456
March 1 - March 31, 2006	22,527	$37.64	-	$-
Total	16,522,767	$34.71	16,500,240	$-

* The remaining $13.3 million under our $200 million program was terminated upon the authorization of our new $1.0 billion program described above.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed February 2, 2006:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits. News release announcing fourth quarter 2005 operating results.

The following items were reported in the Form 8-K filed February 24, 2006:

Items 1.01, 8.01 and 9.01 - Entry into a Material Definitive Agreement, Other Events and Financial Statements and Exhibits. Approval of $1.0
billion share repurchase program and repurchase of first $500 million under such program through accelerated share repurchase agreements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: May 3, 2006	/s/ Neil A. Sweasy

Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)