Form 10-Q
period 2006-06-30
CENTURYTEL INC
filed 2006-08-03
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

As of July 31, 2006, there were 116,409,896 shares of common stock outstanding.

TABLE OF CONTENTS

		Page No.

Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Six
	Months Ended June 30, 2006 and 2005	3

	Consolidated Statements of Comprehensive Income--
	Three Months and Six Months Ended June 30, 2006 and 2005	4

	Consolidated Balance Sheets--June 30, 2006 and December 31, 2005	5

	Consolidated Statements of Cash Flows-- Six Months Ended June 30, 2006 and 2005	6

	Consolidated Statements of Stockholders' Equity--Six Months Ended June 30, 2006 and 2005	7

	Notes to Consolidated Financial Statements*	8-13

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14-22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	24

Part II.	Other Information:

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4.	Submission of Matters to a Vote of Security Holders	25-26

Item 6.	Exhibits and Reports on Form 8-K	26

Signature		26
____________
* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$609,131	606,413	1,220,780	1,201,695

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	216,466	194,873	439,418	386,866
Selling, general and administrative	95,596	95,206	191,536	189,460
Depreciation and amortization	131,820	130,452	266,385	262,627
Total operating expenses	443,882	420,531	897,339	838,953

OPERATING INCOME	165,249	185,882	323,441	362,742

OTHER INCOME (EXPENSE)
Interest expense	(50,639)	(49,647)	(100,725)	(102,272)
Income from unconsolidated cellular entity	2,076	724	4,149	2,037
Nonrecurring gains	118,649	-	118,649	-
Other income (expense)	2,734	1,220	5,258	2,755
Total other income (expense)	72,820	(47,703)	27,331	(97,480)

INCOME BEFORE INCOME TAX EXPENSE	238,069	138,179	350,772	265,262
Income tax expense	85,701	53,061	128,979	100,528

NET INCOME	$152,368	85,118	221,793	164,734

BASIC EARNINGS PER SHARE	$1.32	.65	1.86	1.25

DILUTED EARNINGS PER SHARE	$1.26	.64	1.80	1.23

DIVIDENDS PER COMMON SHARE	$.0625	.06	.125	.12
AVERAGE BASIC SHARES OUTSTANDING	115,441	130,299	118,917	131,241
AVERAGE DILUTED SHARES OUTSTANDING	121,636	135,345	124,798	136,257

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)

NET INCOME	$152,368	85,118	221,793	164,734

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Minimum pension liability adjustment,
net of $799, $194, ($25) and ($76) tax	1,282	310	(41)	(122)
Unrealized gain (loss) on investments, net of
($133), $198, ($92) and $122 tax	(213)	316	(148)	196
Derivative instruments:
Net loss on derivatives hedging the
variability of cash flows, net of ($2,606) tax	-	-	-	(4,181)
Reclassification adjustment for losses
included in net income, net of $59, $66,
$117 and $85 tax	94	106	188	137

COMPREHENSIVE INCOME	$153,531	85,850	221,792	160,764

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,769	158,846
Accounts receivable, less allowance of $20,441 and $21,721	214,989	236,714
Materials and supplies, at average cost	6,389	6,998
Other	17,105	20,458
Total current assets	240,252	423,016

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,844,529	7,801,377
Accumulated depreciation	(4,672,522)	(4,496,891)
Net property, plant and equipment	3,172,007	3,304,486

GOODWILL AND OTHER ASSETS
Goodwill	3,431,136	3,432,649
Other	590,589	602,556
Total goodwill and other assets	4,021,725	4,035,205

TOTAL ASSETS	$7,433,984	7,762,707

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$381,455	276,736
Accounts payable	101,891	104,444
Accrued expenses and other liabilities
Salaries and benefits	59,057	60,521
Income taxes	79,625	110,521
Other taxes	56,496	58,660
Interest	74,738	71,580
Other	15,547	14,851
Advance billings and customer deposits	51,287	48,917
Total current liabilities	820,096	746,230

LONG-TERM DEBT	2,239,263	2,376,070

DEFERRED CREDITS AND OTHER LIABILITIES	1,073,065	1,023,134

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares,
issued and outstanding 116,300,908 and 131,074,399 shares	116,301	131,074
Paid-in capital	107,927	129,806
Accumulated other comprehensive loss, net of tax	(9,620)	(9,619)
Retained earnings	3,079,291	3,358,162
Preferred stock - non-redeemable	7,661	7,850
Total stockholders’ equity	3,301,560	3,617,273

TOTAL LIABILITIES AND EQUITY	$7,433,984	7,762,707

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months
	ended June 30,
	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$221,793	164,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,385	262,627
Nonrecurring gains	(118,649)	-
Income from unconsolidated cellular entity	(4,149)	(2,037)
Deferred income taxes	22,352	25,947
Changes in current assets and current liabilities:
Accounts receivable	21,641	7,860
Accounts payable	(2,553)	(236)
Accrued income and other taxes	(28,113)	12,184
Other current assets and other current liabilities, net	8,719	(854)
Retirement benefits	14,926	12,517
Excess tax benefits from share-based compensation	(4,947)	-
(Increase) decrease in other noncurrent assets	969	(1,477)
Increase (decrease) in other noncurrent liabilities	1,550	(584)
Other, net	6,393	(1,768)
Net cash provided by operating activities	406,317	478,913

INVESTING ACTIVITIES
Payments for property, plant and equipment	(130,455)	(176,914)
Proceeds from redemption of Rural Telephone Bank stock	122,819	-
Proceeds from sale of assets	5,865	-
Acquisitions, net of cash acquired	-	(73,152)
Distributions from unconsolidated cellular entity	-	2,339
Investment in unconsolidated cellular entity	(5,222)	-
Other, net	(1,296)	(2,955)
Net cash used in investing activities	(8,289)	(250,682)

FINANCING ACTIVITIES
Payments of debt	(12,559)	(511,625)
Net proceeds from issuance of long-term debt	-	344,173
Proceeds from issuance of common stock	41,206	20,457
Repurchase of common stock	(573,888)	(530,700)
Settlement of equity units	-	398,164
Cash dividends	(14,661)	(15,956)
Excess tax benefits from share-based compensation	4,947	-
Other, net	(150)	503
Net cash used in financing activities	(555,105)	(294,984)

Net decrease in cash and cash equivalents	(157,077)	(66,753)
Cash and cash equivalents at beginning of period	158,846	167,215

Cash and cash equivalents at end of period	$1,769	100,462

Supplemental cash flow information:
Income taxes paid	$132,666	87,013
Interest paid (net of capitalized interest of $1,005 and $1,281)	$96,562	96,347

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months
	ended June 30,
	2006	2005
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$131,074	132,374
Issuance of common stock through dividend reinvestment, incentive and benefit plans and other	1,740	1,061
Issuance of common stock upon settlement of equity units	-	12,881
Repurchase of common stock	(16,523)	(16,409)
Conversion of preferred stock into common stock	10	-
Balance at end of period	116,301	129,907

PAID-IN CAPITAL
Balance at beginning of period	129,806	222,205
Issuance of common stock through dividend reinvestment, incentive and benefit plans	39,466	19,396
Issuance of common stock upon settlement of equity units	-	385,283
Repurchase of common stock	(71,362)	(514,291)
Conversion of preferred stock into common stock	179	-
Excess tax benefits from share-based compensation	4,947	-
Amortization of unearned compensation and other	4,891	613
Balance at end of period	107,927	113,206

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(9,619)	(8,334)
Change in other comprehensive loss, net of tax	(1)	(3,970)
Balance at end of period	(9,620)	(12,304)

RETAINED EARNINGS
Balance at beginning of period	3,358,162	3,055,545
Net income	221,793	164,734
Repurchase of common stock (through 2006 accelerated share repurchase program)	(486,003)	-
Cash dividends declared
Common stock - $.125 and $.12 per share, respectively	(14,467)	(15,757)
Preferred stock	(194)	(199)
Balance at end of period	3,079,291	3,204,323

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	7,850	7,975
Conversion of preferred stock into common stock	(189)	-
Balance at end of period	7,661	7,975

TOTAL STOCKHOLDERS' EQUITY	$3,301,560	3,443,107

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

The financial information for the three months and six months ended June 30, 2006 and 2005 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2006 and December 31, 2005 were composed of the following:

	June 30,	Dec. 31,
	2006	2005
	(Dollars in thousands)

Goodwill	$3,431,136	3,432,649

Intangible assets subject to amortization
Customer base
Gross carrying amount	$25,094	25,094
Accumulated amortization	(6,186)	(5,349)
Net carrying amount	$18,908	19,745

Contract rights
Gross carrying amount	$4,187	4,187
Accumulated amortization	(2,559)	(1,861)
Net carrying amount	$1,628	2,326

Intangible asset not subject to amortization	$36,690	36,690

    Goodwill decreased due to the sale of our Arizona telephone properties in May 2006 (see Note 10 for additional information).

Total amortization expense related to the intangible assets subject to amortization for the first six months of 2006 was $1.5 million and is expected to be $3.1 million annually in 2006, $2.6 million in 2007 and $1.7 million annually thereafter through 2010.

(3)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2006 and 2005 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)

Service cost	$1,783	1,480	3,491	3,145
Interest cost	4,846	4,130	9,490	8,359
Expected return on plan assets	(623)	(643)	(1,219)	(1,220)
Amortization of unrecognized actuarial loss	950	769	1,860	1,458
Amortization of unrecognized prior service cost	(221)	(451)	(433)	(938)
Net periodic postretirement benefit cost	$6,735	5,285	13,189	10,804

We contributed $6.4 million to our postretirement health care plan in the first six months of 2006 and expect to contribute approximately $13 million for the full year.

(4)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees. We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months and six months ended June 30, 2006 and 2005 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)

Service cost	$4,220	3,804	8,483	7,679
Interest cost	6,160	6,200	12,377	12,012
Expected return on plan assets	(8,183)	(7,357)	(16,367)	(14,613)
Recognized net losses	1,962	1,816	3,840	3,133
Net amortization and deferral	(123)	89	6	167
Net periodic pension expense	$4,036	4,552	8,339	8,378

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

We currently maintain programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of June 30, 2006, we had reserved approximately 9.4 million shares of common stock which may be issued in connection with incentive awards made in the future under our current incentive programs. We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

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

In the first six months of 2006, certain of our employees were granted an aggregate of 960,375 stock options at market value. All of these options expire ten years after the date of grant and have a three-year vesting period. The weighted average fair value of each option was estimated as of the date of grant to be $12.75 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.64% (rates ranged from 4.28% to 5.04%); and expected term - 7 years (executive officers) and 5 years (all other employees).

    In the first six months of 2005, certain of our employees were granted an aggregate of 907,925 stock options at market value. The weighted average fair value of each option was estimated as of the date of grant to be $12.65 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.18% (rates ranged from 3.90% to 4.20%); and expected term - 7 years.

The expected volatility was based on the historical volatility of our common stock over the 7- and 5- year terms mentioned above. The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

Stock option transactions during the first six months of 2006 were as follows:

			Remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding December 31, 2005	5,995,458	$30.63
Granted	960,375	35.82
Exercised	(1,305,115)	27.94
Forfeited/Cancelled	(14,720)	35.75
Outstanding June 30, 2006	5,635,998	$32.13	6.5	$28,317,000

Exercisable June 30, 2006	4,687,173	$31.38	5.9	$27,052,000

In addition, during the first six months of 2006, we issued 293,943 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $36.02 per share. During the first six months of 2005, we issued 286,123 shares of restricted stock at a weighted-average price of $33.47 per share.  Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors). Nonvested restricted stock transactions during the first six months of 2006 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at January 1, 2006	511,919	$30.92
Granted	293,943	36.02
Vested	(73,302)	32.88
Forfeited	(714)	32.54
Nonvested at June 30, 2006	731,846	$32.77

The total compensation cost for share-based payment arrangements for the first six months of 2006 was $6.0 million ($3.8 million after-tax; $.03 per diluted share). We recognized approximately $2.2 million of tax benefit related to such arrangements in the first half of 2006. As of June 30, 2006, there was $27.3 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.5 years.

We received net cash proceeds of $36.5 million during the first six months of 2006 in connection with option exercises. The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $12.6 million during the first six months of 2006 and $5.4 million during the first six months of 2005. The excess tax benefit realized from stock options exercised and restricted stock released during the first six months of 2006 was $4.9 million. The total fair value of restricted stock that vested during the first half of 2006 was $2.4 million.

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally, we did not recognize any stock-based compensation expense for stock options in our consolidated statements of income prior to 2006. If compensation cost for our options had been determined consistent with SFAS 123(R), our net income and earnings per share on a pro forma basis for the three months and six months ended June 30, 2005 would have been as follows:

	Three months	Six months
	ended	ended
	June 30, 2005	June 30, 2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$85,118	164,734
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,685)	(5,903)
Pro forma net income	$83,433	158,831

Basic earnings per share
As reported	$.65	1.25
Pro forma	$.64	1.21
Diluted earnings per share
As reported	$.64	1.23
Pro forma	$.63	1.18

(6)	Business Segments

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

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Voice	$216,786	221,708	434,235	446,208
Network access	221,586	239,404	446,832	469,682
Data	84,447	76,049	167,685	148,955
Fiber transport and CLEC	36,051	21,636	71,831	41,879
Other	50,261	47,616	100,197	94,971
Total operating revenues	$609,131	606,413	1,220,780	1,201,695

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

On February 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. In February 2006, we repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We funded repurchases under these agreements principally through short-term borrowings. We used cash generated from operations during 2006 and the proceeds received from the redemption of our investment in stock of the Rural Telephone Bank (see Note 10) to reduce indebtedness during the second quarter of 2006.

As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts. At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks since the investment banks’ weighted average purchase price during the repurchase period ($37.10) was higher than the initial average price. We will reflect such settlement amount as an adjustment to equity in our financial statements for the third quarter of 2006.

In connection with calculating our diluted earnings per share, we assumed the accelerated share repurchase market price adjustment would be settled through our issuance of additional shares of common stock, which was allowed at our discretion in the agreements. Accordingly, the estimated shares issuable based on the fair value of the forward contract at June 30, 2006 was included in the weighted average shares outstanding for the computation of diluted earnings per share for the periods ended June 30, 2006.

(8)	Reduction in Workforce

On March 1, 2006, we announced a reduction of our workforce of approximately 275 jobs, or 4% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years. We incurred a one-time net pre-tax charge of approximately $4.9 million in the first quarter of 2006 (consisting of a $6.2 million charge to operating expenses, net of a $1.3 million favorable revenue impact related to such expenses) in connection with the severance and related costs. Of the $6.2 million charged to operating expenses, approximately $5.5 million was reflected in cost of services and products and $682,000 was reflected in selling, general and administrative expenses. The following table reflects additional information regarding the severance-related liability for the first six months of 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	6,176
Amount paid	(5,638)
Balance at June 30, 2006	$538

(9)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient. We have appealed this decision. The Court’s order does not specify the award of damages, the scope of which remains subject to significant fact-finding. At this time, we cannot reasonably estimate the amount or range of possible loss; however, we believe it to be significantly below the amount of revenues billed for such services during the above-specified period. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach. For those tariffs that have not yet been “deemed lawful,” we initially record as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period as our legal entitlement thereto becomes more certain. As of June 30, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $44 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007. We will continue to monitor the legal status of any proceedings that could impact our entitlement to these funds.

As discussed below in Note 10, we received approximately $122.8 million in cash from the dissolution of the Rural Telephone Bank (“RTB”). Some portion of these proceeds, while not estimable at this time, may be subject to review by regulatory authorities who may require us to record a portion thereof as a regulatory liability.

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

(10)	Nonrecurring gains

In April 2006, upon dissolution of the RTB, we received $122.8 million in cash for redemption of our investment in stock of the RTB and recorded a pre-tax gain of approximately $117.8 million in the second quarter of 2006 related to this transaction. We used the cash to reduce our indebtedness.

In May 2006, we sold the assets of our local exchange operations in Arizona for approximately $5.9 million cash and recorded a pre-tax gain of approximately $866,000 in the second quarter of 2006.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing local exchange, network access, long distance, Internet access and broadband services to customers in 25 states. We derive our revenues from providing (i) local exchange and long distance telephone services, (ii) network access services, (iii) data services, which includes both DSL and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services. For additional information on our revenue sources, see Note 6 to our financial statements included in Item 1 of Part I of this quarterly report.

As previously disclosed, we anticipate our diluted earnings per share for the remainder of 2006 compared to 2005 will be negatively impacted as a result of (i) lower Universal Service Fund and intrastate revenues, (ii) declines in access lines, (iii) declines in the amount of revenue recorded related to prior year settlement agreements, (iv) the recognition of stock option expense in accordance with SFAS 123(R) and (v) expenses associated with expanding our new video and wireless service offerings. See below for additional information.

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”).

In the first quarter of 2006, we announced a reduction of our workforce of approximately 275 jobs and, in connection therewith, incurred a one-time net pre-tax charge of approximately $4.9 million (consisting of a $6.2 million charge to operating expenses, net of a $1.3 million favorable revenue impact related to such expenses) for the severance and related costs.

In the second quarter of 2006, we (i) recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”) and (ii) sold our local exchange operations in Arizona.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable term without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2005, as updated by Part II of this report below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared
to Three Months Ended June 30, 2005

Net income was $152.4 million and $85.1 million for the second quarter of 2006 and 2005, respectively. Diluted earnings per share for the second quarter of 2006 and 2005 was $1.26 and $.64, respectively. Included in net income (and diluted earnings per share) for the second quarter of 2006 was approximately $72.4 million ($.59 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock. See Note 10 for additional information. The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases that have occurred since the beginning of 2005.

	Three months
	ended June 30,
	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$165,249	185,882
Interest expense	(50,639)	(49,647)
Income from unconsolidated cellular entity	2,076	724
Nonrecurring gains	118,649	-
Other income (expense)	2,734	1,220
Income tax expense	(85,701)	(53,061)
Net income	$152,368	85,118

Basic earnings per share	$1.32	.65

Diluted earnings per share	$1.26	.64

Average basic shares outstanding	115,441	130,299

Average diluted shares outstanding	121,636	135,345

Operating income decreased $20.6 million (11.1%) as a $2.7 million (.4%) increase in operating revenues was more than offset by a $23.4 million (5.6%) increase in operating expenses.

Operating Revenues

	Three months
	ended June 30,
	2006	2005
	(Dollars in thousands)

Voice	$216,786	221,708
Network access	221,586	239,404
Data	84,447	76,049
Fiber transport and CLEC	36,051	21,636
Other	50,261	47,616
	$609,131	606,413

The $4.9 million (2.2%) decrease in voice revenues is primarily due to (i) a $5.7 million decrease due to a 4.7% decline in the average number of access lines served by us during the second quarter of 2006 compared to the second quarter of 2005; (ii) a $7.0 million decrease due to a decline in the average rate we charged our long distance customers; and (iii) a $4.7 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas and the effect of rate reductions. Such decreases were partially offset by an $11.5 million increase in long distance revenues primarily attributable to an 8.7% increase in the average number of long distance lines served and increased long distance minutes of use.

Excluding the sale of our Arizona telephone properties in May 2006, access lines declined 21,500 (1.0%) during the second quarter of 2006 compared to a decline of 25,200 (1.1%) during the second quarter of 2005. We believe the decline in the number of access lines during 2006 and 2005 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 5.5% for 2006.

Network access revenues decreased $17.8 million (7.4%) in the second quarter of 2006 primarily due to (i) a $6.5 million decline attributable to the recognition of prior year revenues in the second quarter of 2005; (ii) a $4.9 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; and (iii) a $3.3 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services). We believe that intrastate minutes will continue to decline in 2006, although we cannot precisely estimate the magnitude of such decreases.

Data revenues increased $8.4 million (11.0%) substantially due to a $9.2 million increase in Internet revenues due primarily to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers.

Fiber transport and CLEC revenues increased $14.4 million (66.6%), of which $12.9 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC and $1.4 million was attributable to growth in our incumbent fiber transport business.

Other revenues increased $2.6 million (5.6%) primarily due to a $2.8 million increase in revenues of our new video and wireless reseller service offerings.

Operating Expenses

	Three months
	ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$216,466	194,873
Selling, general and administrative	95,596	95,206
Depreciation and amortization	131,820	130,452
	$443,882	420,531

Cost of services and products increased $21.6 million (11.1%) primarily due to (i) a $9.8 million increase in expenses incurred by the properties acquired from KMC; (ii) a $6.6 million increase in costs associated with growth in our long distance business; (iii) a $3.8 million increase in expenses associated with our new video and wireless reseller service offerings; and (iv) a $2.4 million increase in Internet expenses primarily due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $390,000 (.4%) primarily due to a $3.2 million increase in expenses incurred from the properties acquired from KMC which was substantially offset by a $2.9 million reduction in bad debt expense.

Depreciation and amortization increased $1.4 million (1.0%) primarily due to a $5.3 million increase due to higher levels of plant in service and a $1.4 million increase due to depreciation and amortization of the properties acquired from KMC. Such increases were substantially offset by a $3.7 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $2.2 million decrease due to rate reductions in certain jurisdictions.

Interest Expense

Interest expense increased $992,000 (2.0%) in the second quarter of 2006 compared to the second quarter of 2005. A $2.6 million increase due to higher average interest rates was substantially offset by a $2.1 million reduction due to decreased average debt outstanding.

Income From Unconsolidated Cellular Entity

Income from unconsolidated cellular entity, which represents our share of the income from our 49% interest in a cellular partnership, was $2.1 million and $724,000 in the second quarter of 2006 and 2005, respectively.

Nonrecurring Gains

The second quarter of 2006 included nonrecurring pre-tax gains of approximately $118.6 million, substantially all of which relates to the redemption of our RTB stock upon dissolution of the RTB. See Note 10 for additional information.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including interest income and allowance for funds used during construction. Other income (expense) was $2.7 million for the second quarter of 2006 compared to $1.2 million for the second quarter of 2005.

Income Tax Expense

The effective income tax rate was 36.0% and 38.4% for the three months ended June 30, 2006 and 2005, respectively. Income tax expense was reduced by approximately $6.4 million in the second quarter of 2006 due to the resolution of various income tax audit issues.

Six Months Ended June 30, 2006 Compared
to Six Months Ended June 30, 2005

Net income was $221.8 million and $164.7 million for the first six months of 2006 and 2005, respectively. Diluted earnings per share for the first six months of 2006 and 2005 was $1.80 and $1.23, respectively. Included in net income (and diluted earnings per share) for the first six months of 2006 was approximately $72.4 million ($.58 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock. See Note 10 for additional information. The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases that have occurred since the beginning of 2005.

	Six months
	ended June 30,
	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$323,441	362,742
Interest expense	(100,725)	(102,272)
Income from unconsolidated cellular entity	4,149	2,037
Nonrecurring gains	118,649	-
Other income (expense)	5,258	2,755
Income tax expense	(128,979)	(100,528)
Net income	$221,793	164,734

Basic earnings per share	$1.86	1.25

Diluted earnings per share	$1.80	1.23

Average basic shares outstanding	118,917	131,241

Average diluted shares outstanding	124,798	136,257

Operating income decreased $39.3 million (10.8%) as a $19.1 million (1.6%) increase in operating revenues was more than offset by a $58.4 million (7.0%) increase in operating expenses.

Operating Revenues

	Six months
	ended June 30,
	2006	2005
	(Dollars in thousands)

Voice	$434,235	446,208
Network access	446,832	469,682
Data	167,685	148,955
Fiber transport and CLEC	71,831	41,879
Other	100,197	94,971
	$1,220,780	1,201,695

The $12.0 million (2.7%) decrease in voice revenues is primarily due to (i) an $11.2 million decrease due to a 4.6% decline in the average number of access lines; (ii) a $12.2 million decrease due to a decline in the average rate we charged our long distance customers; and (iii) a $13.2 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas and the effect of rate reductions. Such decreases were partially offset by (i) a $19.4 million increase in long distance revenues primarily attributable to an 8.8% increase in the average number of long distance lines and increased long distance minutes of use and (ii) a $3.4 million increase due to our providing custom calling features to more customers.

Excluding the sale of our Arizona telephone operations in May 2006, access lines declined 43,900 (2.0%) during the first six months of 2006 compared to a decline of 40,300 (1.7%) during the first six months of 2005. We believe the decline in the number of access lines during 2006 and 2005 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 5.5% for 2006.

Network access revenues decreased $22.9 million (4.9%) in the first six months of 2006 primarily due to (i) an $8.9 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; (ii) a $6.7 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services); and (iii) a $5.9 million decline attributable to the recognition of prior year revenues in the second quarter of 2005. We believe that intrastate minutes will continue to decline in 2006, although we cannot precisely estimate the magnitude of such decreases. Such decreases were partially offset by a $2.9 million increase due to the implementation of a billing charge which the FCC permitted us to begin assessing to our customers in the second quarter of 2005 to recover a portion of our network upgrade costs incurred in order to provide local number portability services.

Data revenues increased $18.7 million (12.6%) substantially due to a $18.3 million increase in Internet revenues due primarily to growth in the number of DSL customers, partially offset by a decrease in the number of dial-up customers.

Fiber transport and CLEC revenues increased $30.0 million (71.5%), of which $26.4 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC and $3.5 million was attributable to growth in our incumbent fiber transport business.

Other revenues increased $5.2 million (5.5%) primarily due to a $5.2 million increase in revenues of our new video and wireless reseller service offerings.

Operating Expenses

	Six months
	ended June 30,
	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$439,418	386,866
Selling, general and administrative	191,536	189,460
Depreciation and amortization	266,385	262,627
	$897,339	838,953

Included in aggregate operating expenses is a one-time charge of $6.2 million (most of which is reflected in “Cost of services and products”) related to severance and related costs associated with our March 2006 reduction in workforce. See Note 8 for additional information.

Cost of services and products increased $52.6 million (13.6%) primarily due to (i) a $20.1 million increase in expenses incurred by the properties acquired from KMC; (ii) a $10.5 million increase in costs associated with growth in our long distance business; (iii) a $7.4 million increase in expenses associated with our new video and wireless reseller service offerings; (iv) $5.5 million of severance and related costs associated with our workforce reduction; and (v) a $5.3 million increase in Internet expenses primarily due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $2.1 million (1.1%) primarily due to a $6.6 million increase in expenses incurred from the properties acquired from KMC which was substantially offset by a $4.7 million reduction in bad debt expense.

Depreciation and amortization increased $3.8 million (1.4%) primarily due to a $9.8 million increase due to higher levels of plant in service and a $2.8 million increase due to depreciation and amortization of the properties acquired from KMC. Such increases were substantially offset by an $8.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $1.5 million (1.5%) in the first six months of 2006 compared to the first six months of 2005. A $4.2 million reduction due to decreased average debt outstanding and the $1.2 million one-time charge incurred in the first quarter of 2005 discussed in the next paragraph were partially offset by a $4.5 million increase due to higher average interest rates.

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

Income From Unconsolidated Cellular Entity

Income from unconsolidated cellular entity, which represents our share of the income from our 49% interest in a cellular partnership, was $4.1 million and $2.0 million in the first six months of 2006 and 2005, respectively.

Nonrecurring Gains

The second quarter of 2006 included nonrecurring pre-tax gains of approximately $118.6 million, substantially all of which relates to the redemption of our RTB stock upon dissolution of the RTB. See Note 10 for additional information.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including interest income and allowance for funds used during construction. Other income (expense) was $5.3 million for the first six months of 2006 compared to $2.8 million for the six months of 2005. The first six months of 2005 included a one-time $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of the Series J notes, as mentioned above. The first six months of 2005 was favorably impacted by $3.2 million of non-recurring interest income related to the settlement of various income tax audits.

Income Tax Expense

The effective income tax rate was 36.8% and 37.9% for the six months ended June 30, 2006 and 2005, respectively. Income tax expense was reduced by approximately $6.4 million in the first six months of 2006 due to the resolution of various income tax audit issues. Income tax expense for the first six months of 2005 was reduced by approximately $1.3 million as a result of the settlement of various income tax audits.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures. Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $406.3 million during the first six months of 2006 compared to $478.9 million during the first six months of 2005. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006. In the first six months of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments. For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $8.3 million and $250.7 million for the six months ended June 30, 2006 and 2005, respectively. Payments for property, plant and equipment were $46.5 million less in the first six months of 2006 than in the comparable period during 2005. Our budgeted capital expenditures for 2006 total approximately $325 million. We have invested significant amounts in our wireline network in the last several years and believe we are in a position to move closer to maintenance capital expenditure levels for the foreseeable future for our wireline properties. Our capital expenditure budget also includes amounts for expanding our new service offerings and our data networks. We received approximately $128.7 million cash from asset dispositions in 2006, of which approximately $122.8 million was from the redemption of our RTB stock upon dissolution of the RTB and $5.9 million was from the sale of our local exchange operations in Arizona. See Note 10 for additional information. We paid approximately $73.2 million cash in 2005 to acquire certain fiber assets in 16 markets from KMC.

Net cash used in financing activities was $555.1 million during the first six months of 2006 compared to $295.0 million during the first six months of 2005. We repurchased 16.5 million shares (for $573.9 million) and 16.4 million shares (for $530.7 million) in the first six months of 2006 and 2005, respectively, substantially all of which was repurchased in accordance with previously announced stock repurchase programs. The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $500 million) under accelerated share repurchase agreements with investment banks (see Note 7 for additional information). We initially funded the accelerated share repurchase agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper, which as of June 30, 2006, had been repaid in full. We used cash generated from operations during 2006 and the $122.8 million of proceeds received from the redemption of our investment in stock of the RTB to reduce indebtedness. As part of the 2006 accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts. At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks since the investment banks’ weighted average purchase price during the repurchase period was higher than the initial average price. We will reflect such settlement amount as an adjustment to equity.

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

We have available a five-year, $750 million revolving credit facility which expires in March 2010. Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings in turn are effectively limited to the total amount available under our credit facility. As of June 30, 2006, we had no outstanding indebtedness under our credit facility or commercial paper program.

In May 2006, Standard & Poor’s downgraded our long-term debt rating from BBB+ to BBB with a negative outlook, citing the continued loss of access lines.

In July 2006, we paid a deposit of approximately $59 million in order to participate in the upcoming Advanced Wireless Services (“AWS”) spectrum auction to be held in August 2006. We are currently evaluating our opportunities regarding this spectrum, particularly with respect to spectrum that covers or is contiguous to our existing service territories. Unused deposit amounts will be returned to us upon completion of the auction.

We funded the $59 million AWS deposit and the $28.4 million accelerated share repurchase settlement with cash on hand and short-term borrowings. As of July 31, 2006, we had $40.0 million outstanding in short-term borrowings.

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

Recent Product Developments

During 2005, we began offering co-branded satellite television service to virtually all households in our local exchange service areas, except for the LaCrosse, Wisconsin market, where we initiated our switched digital television service. We continue to monitor the results from this initial launch of switched digital television service and currently plan to initiate a second switched digital video trial during 2006. In mid-2005, we began reselling wireless services and, by the end of June 2006, we offered wireless service though this reselling arrangement to markets serving nearly 30% of our residential access lines.

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

At June 30, 2006, the fair value of our long-term debt was estimated to be $2.6 billion based on the overall weighted average rate of our debt of 7.0% and an overall weighted maturity of 9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 70 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $102.3 million decrease in fair value of our long-term debt at June 30, 2006. As of June 30, 2006, after giving effect to interest rate swaps currently in place, approximately 81% of our long-term debt obligations were fixed rate.

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

At June 30, 2006, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. During the first six months of 2006, we realized an average interest rate under these hedges of 9.15%. Interest expense was increased by $3.2 million during the first six months of 2006 as a result of these hedges. The aggregate fair market value of these hedges was $37.2 million at June 30, 2006 and is reflected both as a liability and as a decrease in our underlying long-term debt on the June 30, 2006 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $15.6 million decrease in the fair value of these hedges at June 30, 2006, and would also increase our interest expense.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of June 30, 2006.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of June 30, 2006. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 9 included in Part I, Item 1, of this report.

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

In February 2006, our Board of Directors authorized a $1.0 billion share repurchase program under which, in February 2006, we repurchased $500 million (or approximately 14.36 million shares) of our common stock under accelerated share repurchase agreements with certain investment banks at an initial average price of $34.83. The investment banks completed their repurchases in mid-July 2006 and in connection therewith we paid an aggregate of approximately $28.4 million cash to the investment banks since their weighted average purchase price during the repurchase period ($37.10) was higher than the initial average price. With the completion of the accelerated share repurchase program, we retain authority to repurchase through June 30, 2007 the $500 million of our common stock that remains under our $1.0 billion program.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders on May 11, 2006, the shareholders elected four Class III directors to serve until the 2009 annual meeting of shareholders and until their successors are duly elected and qualified.

The following number of votes were cast for or were withheld from the following nominees:

Class III Nominees	For	Withheld

Fred R. Nichols	159,984,988	12,292,580
Harvey P. Perry	159,993,956	12,283,612
Jim D. Reppond	155,639,592	16,637,976
Joseph R. Zimmel	162,637,199	9,640,369

The Class I and Class II directors whose terms continued after the meeting are:

Class I	Class II

William R. Boles, Jr.	Virginia Boulet
W. Bruce Hanks	Calvin Czeschin
C. G. Melville, Jr.	James B. Gardner
Glen F. Post, III	Gregory J. McCray

The following represents the votes cast by the shareholders to ratify the appointment of KPMG LLP as our independent auditor for 2006:

For	158,600,155
Against	9,016,662
Abstain	2,371,279
Broker non-votes	2,289,472

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits
	10.1	Form of Restricted Stock Agreement pursuant to the 2005 Directors Stock Plan, entered into between CenturyTel and each of its outside directors as of May 12, 2006.

	11	Computations of Earnings Per Share.

	31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed April 27, 2006:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits. News release announcing first quarter 2006 operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: August 2, 2006	/s/ Neil A. Sweasy

Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)