Form 10-Q
period 2006-09-30
CENTURYTEL INC
filed 2006-11-08
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

*	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-7784

CenturyTel, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0651161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 CenturyTel Drive, Monroe, Louisiana 71203
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (318) 388-9000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer *	Non-accelerated filer *

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes * No ☒

As of October 31, 2006, there were 114,786,866 shares of common stock outstanding.

CenturyTel, Inc.

_____________
* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$620,083	657,085	1,840,863	1,858,780

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	226,831	222,724	666,249	609,590
Selling, general and administrative	94,212	99,593	285,748	289,053
Depreciation and amortization	129,840	133,526	396,225	396,153
Total operating expenses	450,883	455,843	1,348,222	1,294,796

OPERATING INCOME	169,200	201,242	492,641	563,984

OTHER INCOME (EXPENSE)
Interest expense	(47,857)	(49,904)	(148,582)	(152,176)
Income from unconsolidated cellular entity	891	1,270	5,040	3,307
Other income (expense)	1,927	(4,214)	125,834	(1,459)
Total other income (expense)	(45,039)	(52,848)	(17,708)	(150,328)

INCOME BEFORE INCOME TAX EXPENSE	124,161	148,394	474,933	413,656
Income tax expense	47,678	56,983	176,657	157,511

NET INCOME	$76,483	91,411	298,276	256,145

BASIC EARNINGS PER SHARE	$.66	.70	2.53	1.95

DILUTED EARNINGS PER SHARE	$.65	.68	2.45	1.91

DIVIDENDS PER COMMON SHARE	$.0625	.06	.1875	.18
AVERAGE BASIC SHARES OUTSTANDING	115,221	130,150	117,685	130,877
AVERAGE DILUTED SHARES OUTSTANDING	120,448	135,916	123,348	136,143

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

NET INCOME	$76,483	91,411	298,276	256,145

OTHER COMPREHENSIVE INCOME,
NET OF TAX:
Minimum pension liability adjustment, net of $75, $175, $50 and $99 tax	121	281	80	159
Unrealized gain (loss) on investments, net of $33, $283, ($60) and $405 tax	52	453	(96)	649
Derivative instruments:
Net loss on derivatives hedging the variability of cash flows, net of ($2,606) tax	-	-	-	(4,181)
Reclassification adjustment for losses included in net income, net of $59, $59, $176 and $144 tax	94	94	282	231

COMPREHENSIVE INCOME	$76,750	92,239	298,542	253,003

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$32,694	158,846
Accounts receivable, less allowance of $19,371 and $21,721	215,114	236,714
Materials and supplies, at average cost	6,963	6,998
Other	13,775	20,458
Total current assets	268,546	423,016

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,866,852	7,801,377
Accumulated depreciation	(4,736,812)	(4,496,891)
Net property, plant and equipment	3,130,040	3,304,486

GOODWILL AND OTHER ASSETS
Goodwill	3,431,136	3,432,649
Other	575,904	602,556
Total goodwill and other assets	4,007,040	4,035,205

TOTAL ASSETS	$7,405,626	7,762,707

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$194,117	276,736
Accounts payable	108,230	104,444
Accrued expenses and other liabilities
Salaries and benefits	56,229	60,521
Income taxes	64,348	110,521
Other taxes	66,120	58,660
Interest	56,026	71,580
Other	17,920	14,851
Advance billings and customer deposits	51,220	48,917
Total current liabilities	614,210	746,230

LONG-TERM DEBT	2,417,807	2,376,070

DEFERRED CREDITS AND OTHER LIABILITIES	1,068,570	1,023,134

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 115,399,940 and 131,074,399 shares	115,400	131,074
Paid-in capital	71,439	129,806
Accumulated other comprehensive loss, net of tax	(9,353)	(9,619)
Retained earnings	3,120,092	3,358,162
Preferred stock - non-redeemable	7,461	7,850
Total stockholders’ equity	3,305,039	3,617,273
TOTAL LIABILITIES AND EQUITY	$7,405,626	7,762,707

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$298,276	256,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	396,225	396,153
Gain on asset dispositions	(118,649)	(3,500)
Income from unconsolidated cellular entity	(5,040)	(3,307)
Deferred income taxes	33,713	33,418
Changes in current assets and current liabilities:
Accounts receivable	20,141	(2,267)
Accounts payable	3,786	(33,227)
Accrued income and other taxes	(30,853)	75,722
Other current assets and other current liabilities, net	(7,315)	(10,861)
Retirement benefits	25,332	13,989
Excess tax benefits from share-based compensation	(7,860)	-
(Increase) decrease in other noncurrent assets	5,396	(4,207)
Increase (decrease) in other noncurrent liabilities	(502)	2,496
Other, net	9,858	12,815
Net cash provided by operating activities	622,508	733,369

INVESTING ACTIVITIES
Payments for property, plant and equipment	(213,034)	(281,958)
Proceeds from redemption of Rural Telephone Bank stock	122,819	-
Proceeds from sale of assets	5,865	4,000
Acquisitions, net of cash acquired	-	(75,424)
Distributions from unconsolidated cellular entity	-	2,339
Investment in unconsolidated cellular entity	(5,222)	-
Other, net	(1,865)	(1,069)
Net cash used in investing activities	(91,437)	(352,112)

FINANCING ACTIVITIES
Payments of debt	(38,946)	(516,093)
Net proceeds from issuance of long-term debt	-	344,173
Proceeds from issuance of common stock	65,339	47,486
Repurchase of common stock	(669,853)	(530,700)
Settlement of equity units	-	398,164
Cash dividends	(21,976)	(23,909)
Excess tax benefits from share-based compensation	7,860	-
Other, net	353	908
Net cash used in financing activities	(657,223)	(279,971)

Net increase (decrease) in cash and cash equivalents	(126,152)	101,286
Cash and cash equivalents at beginning of period	158,846	167,215

Cash and cash equivalents at end of period	$32,694	268,501

Supplemental cash flow information:
Income taxes paid	$181,445	88,951
Interest paid (net of capitalized interest of $1,506 and $2,066)	$162,630	161,910

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$131,074	132,374
Issuance of common stock through dividend reinvestment, incentive and benefit plans and other	2,539	2,124
Issuance of common stock upon settlement of equity units	-	12,881
Repurchase of common stock	(18,234)	(16,409)
Conversion of preferred stock into common stock	21	7
Balance at end of period	115,400	130,977

PAID-IN CAPITAL
Balance at beginning of period	129,806	222,205
Issuance of common stock through dividend reinvestment, incentive and benefit plans	62,800	45,362
Issuance of common stock upon settlement of equity units	-	385,283
Repurchase of common stock	(137,249)	(514,291)
Conversion of preferred stock into common stock	368	118
Excess tax benefits from share-based compensation	7,860	-
Share-based compensation and other	7,854	1,626
Balance at end of period	71,439	140,303

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(9,619)	(8,334)
Change in other comprehensive loss, net of tax	266	(3,142)
Balance at end of period	(9,353)	(11,476)

RETAINED EARNINGS
Balance at beginning of period	3,358,162	3,055,545
Net income	298,276	256,145
Repurchase of common stock (through 2006 accelerated share repurchase program)	(514,370)	-
Cash dividends declared
Common stock - $.1875 and $.18 per share, respectively	(21,689)	(23,611)
Preferred stock	(287)	(298)
Balance at end of period	3,120,092	3,287,781

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	7,850	7,975
Conversion of preferred stock into common stock	(389)	(125)
Balance at end of period	7,461	7,850

TOTAL STOCKHOLDERS' EQUITY	$3,305,039	3,555,435

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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

The financial information for the three months and nine months ended September 30, 2006 and 2005 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2006 and December 31, 2005 were composed of the following:

	Sept. 30,	Dec. 31,
	2006	2005
	(Dollars in thousands)

Goodwill	$3,431,136	3,432,649

Intangible assets subject to amortization
Customer base
Gross carrying amount	$25,094	25,094
Accumulated amortization	(6,604)	(5,349)
Net carrying amount	$18,490	19,745

Contract rights
Gross carrying amount	$4,187	4,187
Accumulated amortization	(2,908)	(1,861)
Net carrying amount	$1,279	2,326

Intangible asset not subject to amortization	$36,690	36,690

As of September 30, 2006, we completed the annual impairment test of goodwill required under Statement of Financial Accounting Standards No. 142 and determined that our goodwill is not impaired.

Goodwill decreased due to the sale of our Arizona telephone properties in May 2006 (see Note 11 for additional information).

Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2006 was $2.3 million and is expected to be $3.1 million for all of 2006, $2.6 million in 2007 and $1.7 million annually thereafter through 2010.

(3)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2006 and 2005 included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$1,746	1,572	5,237	4,717
Interest cost	4,745	4,180	14,235	12,539
Expected return on plan assets	(610)	(610)	(1,829)	(1,830)
Amortization of unrecognized actuarial loss	930	729	2,790	2,187
Amortization of unrecognized prior service cost	(217)	(469)	(650)	(1,407)
Net periodic postretirement benefit cost	$6,594	5,402	19,783	16,206

We contributed $9.6 million to our postretirement health care plan in the first nine months of 2006 and expect to contribute approximately $13 million for the full year.

(4)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees. We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months and nine months ended September 30, 2006 and 2005 included the following components:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Service cost	$4,778	3,833	13,261	11,512
Interest cost	7,078	5,992	19,455	18,004
Expected return on plan assets	(8,163)	(7,306)	(24,530)	(21,919)
Recognized net losses	3,527	1,560	7,367	4,693
Net amortization and deferral	(104)	81	(98)	248
Net periodic pension expense	$7,116	4,160	15,455	12,538

The amount of the 2006 contribution to our pension plans will be determined based on a number of factors, including the results of the 2006 actuarial valuation. Our minimum required contribution to our pension plans for 2006 is approximately $1.1 million.

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

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of September 30, 2006, we had reserved approximately 8.7 million shares of common stock which may be issued in connection with incentive awards made in the future under our current incentive programs. We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

As of December 31, 2005, we had approximately 6.0 million options outstanding from prior grants, all of which were issued with exercise prices either equal to or exceeding the then-current market price. All of these options were exercisable as a result of actions taken by our Board of Directors in December 2005 to accelerate the vesting of all unvested options outstanding, effective as of December 31, 2005, in order to eliminate the recognition of compensation expense which otherwise would have been required upon the effectiveness of SFAS 123(R).

In the first nine months of 2006, certain of our employees were granted an aggregate of 985,575 stock options with exercise prices at market value. All of these options expire ten years after the date of grant and have a three-year vesting period. The weighted average fair value of each option was estimated as of the date of grant to be $12.74 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.65% (rates ranged from 4.28% to 5.22%); and expected term - 7 years (executive officers) and 5 years (all other employees).

In the first nine months of 2005, certain of our employees were granted an aggregate of 990,125 stock options with exercise prices at market value. The weighted average fair value of each option was estimated as of the date of grant to be $12.68 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.16% (rates ranged from 3.90% to 4.20%); and expected term - 7 years.

The expected volatility was based on the historical volatility of our common stock over the 7- and 5- year terms mentioned above. The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

Stock option transactions during the first nine months of 2006 were as follows:

	Number of options	Average price	Remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2005	5,995,458	$30.63
Granted	985,575	35.87
Exercised	(2,070,170)	28.58
Forfeited/Cancelled	(20,185)	36.55
Outstanding September 30, 2006	4,890,678	$32.53	6.3	$34,921,000

Exercisable September 30, 2006	3,928,453	$31.71	5.5	$31,254,000

In addition, during the first nine months of 2006, we issued 293,943 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $36.02 per share. During the first nine months of 2005, we issued 286,123 shares of restricted stock at a weighted-average price of $33.47 per share. Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors). Nonvested restricted stock transactions during the first nine months of 2006 were as follows:

	Number of shares	Average grant date fair value
Nonvested at January 1, 2006	511,919	$30.92
Granted	293,943	36.02
Vested	(74,523)	32.89
Forfeited	(3,780)	33.56
Nonvested at September 30, 2006	727,559	$32.77

The total compensation cost for share-based payment arrangements for the first nine months of 2006 was $8.9 million ($5.7 million after-tax; $.05 per diluted share). We recognized approximately $3.3 million of tax benefit related to such arrangements in the first nine months of 2006. As of September 30, 2006, there was $24.7 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.2 years.

We received net cash proceeds of $59.2 million during the first nine months of 2006 in connection with option exercises. The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $20.1 million during the first nine months of 2006 and $16.2 million during the first nine months of 2005. The excess tax benefit realized from stock options exercised and restricted stock released during the first nine months of 2006 was $7.9 million. The total fair value of restricted stock that vested during the first nine months of 2006 was $2.5 million.

Prior to January 1, 2006, we accounted for our stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Generally, we did not recognize any stock-based compensation expense for stock options in our consolidated statements of income prior to 2006. If compensation cost for our options had been determined consistent with SFAS 123(R), our net income and earnings per share on a pro forma basis for the three months and nine months ended September 30, 2005 would have been as follows:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(Dollars in thousands, except per share amounts)

Net income, as reported	$91,411	256,145
Less: Total stock-based employee compensation expense determined under fair value based method, net of tax	(1,740)	(7,643)
Pro forma net income	$89,671	248,502

Basic earnings per share
As reported	$.70	1.95
Pro forma	$.69	1.90
Diluted earnings per share
As reported	$.68	1.91
Pro forma	$.67	1.85

(6)	Business Segments

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)

Voice	$216,180	225,857	650,415	672,065
Network access	219,820	257,586	666,652	727,268
Data	91,473	88,911	259,158	237,866
Fiber transport and CLEC	37,487	36,361	109,318	78,240
Other	55,123	48,370	155,320	143,341
Total operating revenues	$620,083	657,085	1,840,863	1,858,780

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

We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our video and wireless services.

(7)	Accelerated Share Repurchase Program

On February 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. In February 2006, we repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We funded repurchases under these agreements principally through short-term borrowings, which as of September 30, 2006, had been repaid in full.

As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts. At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks since the investment banks’ weighted average purchase price during the repurchase period ($37.10) was higher than the initial average price. We reflected such settlement amount as an adjustment to retained earnings in our financial statements for the third quarter of 2006.

In connection with calculating our diluted earnings per share, we assumed the accelerated share repurchase market price adjustment would be settled through our issuance of additional shares of common stock, which was allowed at our discretion in the agreements. Accordingly, the estimated shares issuable based on the fair value of the forward contract were included in the weighted average shares outstanding for the computation of diluted earnings per share for the periods ended September 30, 2006.

(8)	Reduction in Workforce

On March 1, 2006 and August 30, 2006, we announced reductions of our workforce which aggregated approximately 400 jobs, or 6% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years. For the nine months ended September 30, 2006, we incurred a net pre-tax charge of approximately $7.5 million (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact related to such expenses) in connection with the severance and related costs. Of the $9.4 million charged to operating expenses, approximately $8.6 million was reflected in cost of services and products and $845,000 was reflected in selling, general and administrative expenses. The following table reflects additional information regarding the severance-related liability for the first nine months of 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	9,431
Amount paid	(5,964)
Balance at September 30, 2006	$3,467

(9)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient. We have appealed this decision. The Court’s order does not specify the award of damages, the scope of which remains subject to significant fact-finding. At this time, we cannot reasonably estimate the amount or range of possible loss; however, we believe it to be significantly below the amount of revenues billed for such services during the above-specified period. We do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach. For certain of these tariffs, we initially record as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period as our legal entitlement thereto becomes certain. As of September 30, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $44 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

As discussed below in Note 11, we received approximately $122.8 million in cash from the dissolution of the Rural Telephone Bank (“RTB”). Some portion of the gain recognized in connection with the receipt of these proceeds, while not estimable at this time, is currently or may be subject to review by regulatory authorities which may result in alternative accounting treatment.

In March 2006, we filed a complaint against AT&T Corp. and AT&T Communications, Inc. (collectively, “AT&T”) in the United States District Court for the District of New Jersey. This lawsuit currently includes twenty-four other local exchange company plaintiffs. Our complaint seeks recovery from AT&T of unpaid and underpaid access charges for calls made using AT&T’s prepaid calling cards and calls that used Internet Protocol (“IP”) for a portion of their transmission. We believe AT&T improperly classified certain of the prepaid calling card calls as interstate traffic rather than intrastate traffic, thereby depriving us of the higher access rates associated with intrastate calls. We also believe that AT&T improperly classified the calls that used IP for a portion of their transmission as local calls, thereby depriving us of access rates entirely. At this time, the likely outcome of the case cannot be predicted, nor can a reasonable estimate of the amount of recovery, if any, be made. Accordingly, we have not recognized any revenue with respect to this matter in our consolidated financial statements.

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

(10)	Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact, if any, of FIN 48 but we do not expect such impact to have a material adverse effect on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”). SFAS 158 will require us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or liability on our balance sheet and to recognize changes in that funded status in the year in which the changes occur through equity. We will be required to initially recognize the requirements of SFAS 158 in our December 31, 2006 balance sheet. If the requirements of SFAS 158 were applied to December 31, 2005 balances, we would have reduced our noncurrent assets by approximately $73 million, increased our noncurrent liabilities by approximately $134 million, decreased our deferred tax liabilities by approximately $79 million and decreased our stockholders’ equity by approximately $128 million. However, the effect at December 31, 2006 (the adoption date) or any other future date could significantly differ depending on the measurement of pension and postretirement assets and obligations at such date.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 but we do not expect that it will have a material effect on our consolidated financial statements.

(11)	Gain on asset dispositions

In April 2006, upon dissolution of the RTB, we received $122.8 million in cash for redemption of our investment in stock of the RTB and recorded a pre-tax gain of approximately $117.8 million in the second quarter of 2006 related to this transaction. In May 2006, we sold the assets of our local exchange operations in Arizona for approximately $5.9 million cash and recorded a pre-tax gain of approximately $866,000 in the second quarter of 2006. Such gains are included in “Other income (expense)” on our Consolidated Statements of Income.

(12)	Subsequent Event

On November 1, 2006, our 1996 rights agreement (and each preference share purchase right issued thereunder) lapsed in accordance with its stated terms.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

As previously disclosed, we anticipate our diluted earnings per share for the remainder of 2006 compared to 2005 will be negatively impacted as a result of (i) lower Universal Service Fund and intrastate revenues, (ii) declines in access lines, (iii) declines in the amount of revenue recorded related to prior year settlement agreements, (iv) the recognition of stock option expense in accordance with SFAS 123(R) and (v) expenses associated with expanding our video and wireless service offerings. See below for additional information.

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”).

In the first quarter of 2006, we announced a reduction of our workforce of approximately 275 jobs and, in connection therewith, incurred a net pre-tax charge of approximately $4.9 million (consisting of a $6.2 million charge to operating expenses, net of a $1.3 million favorable revenue impact related to such expenses) for the severance and related costs. In the third quarter of 2006, we announced a further reduction of our workforce of approximately 125 jobs and, in connection therewith, incurred a net pre-tax charge of approximately $2.6 million (consisting of a $3.3 million charge to operating expenses, net of a $651,000 favorable revenue impact related to such expenses) for the severance and related costs. See Note 8.

In the second quarter of 2006, we (i) recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”) and (ii) sold our local exchange operations in Arizona. See Note 11.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared
to Three Months Ended September 30, 2005

Net income was $76.5 million and $91.4 million for the third quarter of 2006 and 2005, respectively. Diluted earnings per share for the third quarter of 2006 and 2005 was $.65 and $.68, respectively. The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases that have occurred subsequent to September 30, 2005.

	Three months ended September 30,
	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$169,200	201,242
Interest expense	(47,857)	(49,904)
Income from unconsolidated cellular entity	891	1,270
Other income (expense)	1,927	(4,214)
Income tax expense	(47,678)	(56,983)
Net income	$76,483	91,411

Basic earnings per share	$.66	.70

Diluted earnings per share	$.65	.68

Average basic shares outstanding	115,221	130,150

Average diluted shares outstanding	120,448	135,916

Operating income decreased $32.0 million (15.9%) due to a $37.0 million (5.6%) decrease in operating revenues partially offset by a $5.0 million (1.1%) decrease in operating expenses. As described further below, during the third quarter of 2005, we recognized approximately $35.9 million of revenue settlements for prior periods that will not recur in 2006.

Operating Revenues

	Three months ended September 30,
	2006	2005
	(Dollars in thousands)

Voice	$216,180	225,857
Network access	219,820	257,586
Data	91,473	88,911
Fiber transport and CLEC	37,487	36,361
Other	55,123	48,370
	$620,083	657,085

The $9.7 million (4.3%) decrease in voice revenues is primarily due to (i) a $5.6 million decrease due to a 4.8% decline in the average number of access lines served by us during the third quarter of 2006 (as adjusted in the manner described below) compared to the third quarter of 2005; (ii) a $10.6 million decrease due to a decline in the average rate we charged our long distance customers; and (iii) an $8.1 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas and the effect of rate reductions. Such decreases were partially offset by (i) a $12.0 million increase in long distance revenues primarily attributable to a 7.5% increase in the average number of long distance lines served and increased long distance minutes of use and (ii) a $3.0 million increase due to providing custom calling features to more customers.

Excluding the net impact of removing test lines from our access line counts and a positive adjustment related to database conversion and clean-up, access lines declined 29,000 (1.4%) during the third quarter of 2006 compared to a decline of 23,000 (1.0%) during the third quarter of 2005. We believe the decline in the number of access lines during 2006 and 2005 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 5.5% for 2006.

Network access revenues decreased $37.8 million (14.7%) in the third quarter of 2006 primarily due to (i) the recognition of approximately $24.5 million in prior year revenue settlements in the third quarter of 2005; (ii) a $5.1 million decrease as a result of lower intrastate access revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services); (iii) a $3.7 million decrease in the partial recovery of operating costs through revenue sharing arrangements and return on rate base; and (iv) a $3.4 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients. We believe that intrastate minutes will continue to decline, although we cannot precisely estimate the magnitude of such decreases.

Data revenues increased $2.6 million (2.9%) in the third quarter of 2006 primarily due to a $16.2 million increase in DSL-related revenues primarily due to growth in the number of DSL customers. Such increase was partially offset by approximately $11.4 million of prior year revenue settlements recognized in the third quarter of 2005.

Fiber transport and CLEC revenues increased $1.1 million (3.1%) which was primarily attributable to growth in our incumbent fiber transport business.

Other revenues increased $6.8 million (14.0%) primarily due to a $3.0 million increase in revenues of our video and wireless reseller service offerings and a $3.4 million increase (of which $2.8 million related to prior years) in revenues related to the finalization of certain E-911 contracts.

Operating Expenses

	Three months ended September 30,
	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$226,831	222,724
Selling, general and administrative	94,212	99,593
Depreciation and amortization	129,840	133,526
	$450,883	455,843

Cost of services and products increased $4.1 million (1.8%) primarily due to (i) a $3.2 million increase in costs associated with growth in our long distance business; (ii) a $3.6 million increase in expenses associated with our video and wireless reseller service offerings; and (iii) $3.1 million of severance and related costs associated with our workforce reduction. Such increases were partially offset by a $5.9 million decrease due to expenses incurred in the third quarter of 2005 as a result of Hurricanes Katrina and Rita.

Selling, general and administrative expenses decreased $5.4 million (5.4%) primarily due to a $5.1 million reduction in bad debt expense and a $3.9 million decrease in operating taxes (primarily due to a $2.5 million one-time charge in the third quarter of 2005). Such decreases were partially offset by a $2.6 million increase in salaries and benefits.

Depreciation and amortization decreased $3.7 million (2.8%) primarily due to a $5.3 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $1.7 million decrease due to rate reductions in certain jurisdictions. Such decreases were partially offset by a $3.4 million increase due to higher levels of plant in service.

Interest Expense

Interest expense decreased $2.0 million (4.1%) in the third quarter of 2006 compared to the third quarter of 2005. A $3.1 million reduction due to decreased average debt outstanding was partially offset by a $900,000 increase due to higher average interest rates.

Income From Unconsolidated Cellular Entity

Income from unconsolidated cellular entity, which represents our share of the income from our 49% interest in a cellular partnership, was $891,000 and $1.3 million in the third quarter of 2006 and 2005, respectively.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including interest income and allowance for funds used during construction. Other income (expense) was $1.9 million income for the third quarter of 2006 compared to $4.2 million expense for the third quarter of 2005. The third quarter of 2005 included a $9.9 million pre-tax charge due to the impairment of a non-operating investment. The third quarter of 2005 also included a $3.5 million gain from the sale of a non-operating investment. Interest income decreased $1.5 million in the third quarter of 2006 compared to the third quarter of 2005 due to a decrease in average cash balances.

Income Tax Expense

The effective income tax rate was 38.4% for both the three months ended September 30, 2006 and 2005.

Nine Months Ended September 30, 2006 Compared
to Nine Months Ended September 30, 2005

Net income was $298.3 million and $256.1 million for the first nine months of 2006 and 2005, respectively. Diluted earnings per share for the first nine months of 2006 and 2005 was $2.45 and $1.91, respectively. Included in net income (and diluted earnings per share) for the first nine months of 2006 was approximately $72.4 million ($.59 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock. See Note 11 for additional information. The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases that have occurred since the beginning of 2005.

	Nine months ended September 30,
	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$492,641	563,984
Interest expense	(148,582)	(152,176)
Income from unconsolidated cellular entity	5,040	3,307
Other income (expense)	125,834	(1,459)
Income tax expense	(176,657)	(157,511)
Net income	$298,276	256,145

Basic earnings per share	$2.53	1.95

Diluted earnings per share	$2.45	1.91

Average basic shares outstanding	117,685	130,877

Average diluted shares outstanding	123,348	136,143

Operating income decreased $71.3 million (12.6%) due to a $17.9 million (1.0%) decrease in operating revenues and a $53.4 million (4.1%) increase in operating expenses. As described further below, the first nine months of 2005 included the recognition of approximately $35.9 million of revenue settlements for prior periods that will not recur in 2006.

Operating Revenues

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)

Voice	$650,415	672,065
Network access	666,652	727,268
Data	259,158	237,866
Fiber transport and CLEC	109,318	78,240
Other	155,320	143,341
	$1,840,863	1,858,780

The $21.7 million (3.2%) decrease in voice revenues is primarily due to (i) a $16.8 million decrease due to a 4.7% decline in the average number of access lines (as adjusted in the manner described below); (ii) a $22.1 million decrease due to a decline in the average rate we charged our long distance customers; and (iii) a $21.0 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas and the effect of rate reductions. Such decreases were partially offset by (i) a $30.7 million increase in long distance revenues primarily attributable to an 8.3% increase in the average number of long distance lines and increased long distance minutes of use and (ii) a $6.5 million increase due to providing custom calling features to more customers.

Excluding (i) the sale of our Arizona telephone operations in May 2006 and (ii) the net impact of removing test lines from our access line counts and a positive adjustment related to database conversion and clean-up, access lines declined 73,000 (3.3%) during the first nine months of 2006 compared to a decline of 63,000 (2.7%) during the first nine months of 2005. We believe the decline in the number of access lines during 2006 and 2005 is primarily due to the displacement of traditional wireline telephone services by other competitive services. Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 5.5% for 2006.

Network access revenues decreased $60.6 million (8.3%) in the first nine months of 2006 primarily due to (i) a $28.2 million decline attributable to the recognition of prior year revenues (of which $24.5 million was recorded in the third quarter of 2005); (ii) a $10.1 million decrease in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; (iii) an $11.3 million decrease as a result of lower intrastate access revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services); and (iv) a $7.0 million decrease in the partial recovery of operating costs through revenue sharing arrangements and return on rate base. We believe that intrastate minutes will continue to decline, although we cannot precisely estimate the magnitude of such decreases.

Data revenues increased $21.3 million (9.0%) substantially due to a $37.8 million increase in DSL-related revenues primarily due to growth in the number of DSL customers. Such increase was partially offset by a decrease in prior year revenue settlements due to the recognition of approximately $11.4 million of revenue in the third quarter of 2005 and a $3.9 million decrease due to a decrease in the number of dial-up Internet customers.

Fiber transport and CLEC revenues increased $31.1 million (39.7%), of which $25.2 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC and $5.7 million was attributable to growth in our incumbent fiber transport business.

Other revenues increased $12.0 million (8.4%) primarily due to an $8.5 million increase in revenues of our video and wireless reseller service offerings and a $3.0 million increase attributable to higher directory revenues.

Operating Expenses

	Nine months ended September 30,
	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$666,249	609,590
Selling, general and administrative	285,748	289,053
Depreciation and amortization	396,225	396,153
	$1,348,222	1,294,796

Included in aggregate operating expenses is a charge of approximately $9.4 million (most of which is reflected in “Cost of services and products”) related to severance and related costs associated with our March and August 2006 reductions in workforce. See Note 8 for additional information.

Cost of services and products increased $56.7 million (9.3%) primarily due to (i) a $19.0 million increase in expenses incurred by the properties acquired from KMC; (ii) a $13.7 million increase in costs associated with growth in our long distance business; (iii) a $10.9 million increase in expenses associated with our video and wireless reseller service offerings; (iv) $8.6 million of severance and related costs associated with our workforce reduction; and (v) a $6.2 million increase in Internet expenses primarily due to growth in the number of DSL customers.

Selling, general and administrative expenses decreased $3.3 million (1.1%) primarily due to a $7.9 million reduction in bad debt expense; a $6.7 million reduction in information technology expenses; and a $5.5 million decrease in operating taxes. These decreases were partially offset by a $7.4 million increase in expenses incurred from the properties acquired from KMC and a $7.4 million increase in salaries and benefits.

Depreciation and amortization increased $72,000 primarily due to a $13.8 million increase due to higher levels of plant in service and a $3.0 million increase due to depreciation and amortization of the properties acquired from KMC. Such increases were substantially offset by a $15.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $3.6 million (2.4%) in the first nine months of 2006 compared to the first nine months of 2005. An $8.0 million reduction due to decreased average debt outstanding and the $1.2 million one-time charge incurred in the first quarter of 2005 discussed in the next paragraph were partially offset by a $6.2 million increase due to higher average interest rates.

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

Income From Unconsolidated Cellular Entity

Income from unconsolidated cellular entity, which represents our share of the income from our 49% interest in a cellular partnership, was $5.0 million and $3.3 million in the first nine months of 2006 and 2005, respectively.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from asset dispositions, interest income and allowance for funds used during construction. Other income (expense) was $125.8  million income for the first nine months of 2006 compared to $1.5 million expense for the nine months of 2005. The first nine months of 2006 included nonrecurring pre-tax gains of approximately $118.6 million, substantially all of which relates to the redemption of our RTB stock upon dissolution of the RTB. See Note 11 for additional information. The first nine months of 2005 included a $9.9 million pre-tax charge due to the impairment of a non-operating investment and a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of Series J senior notes. The first nine months of 2005 was favorably impacted by (i) $3.2 million of non-recurring interest income related to the settlement of various income tax audits and (ii) a $3.5 million gain from the sale of a non-operating investment.

Income Tax Expense

The effective income tax rate was 37.2% and 38.1% for the nine months ended September 30, 2006 and 2005, respectively. Income tax expense was reduced by approximately $6.4 million in the first nine months of 2006 due to the resolution of various income tax audit issues. Income tax expense for the first nine months of 2005 was reduced by approximately $1.3 million as a result of the settlement of various income tax audits.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures. Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $622.5 million during the first nine months of 2006 compared to $733.4 million during the first nine months of 2005. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods. As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006. In the first nine months of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments. For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $91.4 million and $352.1 million for the nine months ended September 30, 2006 and 2005, respectively. Payments for property, plant and equipment were $68.9 million less in the first nine months of 2006 than in the comparable period during 2005. Our budgeted capital expenditures for 2006 total approximately $325 million. We received approximately $122.8 million from the redemption of our RTB stock upon dissolution of the RTB during 2006. See Note 11 for additional information. We paid approximately $75.4 million cash in 2005 to acquire certain fiber assets in 16 markets from KMC.

Net cash used in financing activities was $657.2 million during the first nine months of 2006 compared to $280.0 million during the first nine months of 2005. We repurchased 18.2 million shares (for $669.9 million) and 16.4 million shares (for $530.7 million) in the first nine months of 2006 and 2005, respectively, substantially all of which was repurchased in accordance with previously announced stock repurchase programs. The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $528.4 million) under accelerated share repurchase agreements with investment banks (see Note 7 for additional information). We initially funded purchases under these agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper, which as of September 30, 2006, had been repaid in full.

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

We have available a five-year, $750 million revolving credit facility which expires in March 2010. Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings in turn are effectively limited to the total amount available under our credit facility. As of September 30, 2006, we had no outstanding indebtedness under our credit facility or commercial paper program.

In May 2006, Standard & Poor’s downgraded our long-term debt rating from BBB+ to BBB with a negative outlook, citing the continued loss of access lines.

In July 2006, we paid a deposit of approximately $59 million in order to participate in the Advanced Wireless Services (“AWS”) spectrum auction. We were successful in obtaining spectrum in six markets for an aggregate of $468,000. Upon completion of the auction in September 2006, we received approximately $58.5 million cash as reimbursement from our initial deposit.

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

Recent Product Developments

During 2005, we began offering co-branded satellite television service to virtually all households in our local exchange service areas, except for the LaCrosse, Wisconsin market, where we initiated our switched digital television service. We continue to monitor the results from this initial launch of switched digital television service and currently plan to initiate a second switched digital video trial in early 2007. In mid-2005, we began reselling wireless services and, by the end of September 2006, we offered wireless service though this reselling arrangement to markets serving approximately 30% of our residential access lines.

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

At September 30, 2006, the fair value of our long-term debt was estimated to be $2.6 billion based on the overall weighted average rate of our debt of 6.8% and an overall weighted maturity of 9 years compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 68 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately a $102.1 million decrease in fair value of our long-term debt at September 30, 2006. As of September 30, 2006, after giving effect to interest rate swaps currently in place, approximately 81% of our long-term debt obligations were fixed rate.

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

At September 30, 2006, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. During the first nine months of 2006, we realized an average interest rate under these hedges of 9.02%. Interest expense was increased by $4.3 million during the first nine months of 2006 as a result of these hedges. The aggregate fair market value of these hedges was $19.6 million at September 30, 2006 and is reflected both as a liability and as a decrease in our underlying long-term debt on the September 30, 2006 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $13.1 million decrease in the fair value of these hedges at September 30, 2006, and would also increase our interest expense.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of September 30, 2006.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of September 30, 2006. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report. Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals. Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

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

In August 2006, we began repurchasing our common stock in open-market transactions under the remaining $500 million of our $1.0 billion program. The following table reflects our repurchases of common stock during the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

July 1 - July 31, 2006	-	$-	-	$500,000,000
August 1 - August 31, 2006	873,285	$39.30	873,285	$465,681,862
Sept. 1 - Sept. 30, 2006	837,869	$39.68	837,869	$432,435,308
Total	1,711,154	$39.48	1,711,154	$432,435,308

______________
*Authority to purchase under this program runs through June 30, 2007.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following item was reported in the Form 8-K filed July 21, 2006:

Item 8.01 and 9.01 - Other Events and Financial Statements and Exhibits. Completion of our accelerated share repurchase program and intentions regarding the upcoming AWS auction.

The following items were reported in the Form 8-K filed July 27, 2006:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits. News release announcing second quarter 2006 operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: November 8, 2006	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)