Form 10-K
period 2006-12-31
CENTURYTEL INC
filed 2007-03-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 1-7784

CENTURYTEL, INC.
(Exact name of Registrant as specified in its charter)

Louisiana	72-0651161
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 CenturyTel Drive, Monroe, Louisiana	71203
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code - (318) 388-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00	New York Stock Exchange
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

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $2.9 billion as of June 30, 2006. As of February 15, 2007, there were 111,374,266 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2007 annual meeting of shareholders are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

General. CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. We conduct all of our operations in 25 states located within the continental United States.

At December 31, 2006, our incumbent local exchange telephone subsidiaries operated approximately 2.1 million telephone access lines, primarily in rural areas and small to mid-size cities in 21 states, with over 70% of these lines located in Missouri, Wisconsin, Alabama, Arkansas and Washington. According to published sources, we are the seventh largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets.

Since 2005, we have expanded our product offerings to include co-branded satellite television services, wireless communications services under reselling arrangements, Internet voice communication services, and wireless broadband services. For additional information, see “Operations - Recent Product Developments” below.

For information on the amount of revenue derived by our various lines of services, see “Operations - Services” below and Item 7 of this annual report.

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

On August 31, 2002, we purchased assets utilized in serving approximately 350,000 telephone access lines in the state of Missouri from Verizon Communications, Inc. (“Verizon”) for approximately $1.179 billion cash. On July 1, 2002, we purchased assets utilized in serving approximately 300,000 telephone access lines in the state of Alabama from Verizon for approximately $1.022 billion cash. The assets purchased in these transactions included (i) the franchises and equipment necessary to conduct local exchange operations in predominantly rural markets throughout Alabama and Missouri and (ii) Verizon's assets used to provide high- speed data services within the purchased exchanges. The acquired assets did not include Verizon's cellular, personal communications services (“PCS”), long distance, dial-up Internet, or directory publishing operations in these areas.

On February 28, 2002, we purchased from KMC its fiber network and customer base operations in Monroe and Shreveport, Louisiana, which allowed us to offer broadband and competitive local exchange services to customers in these markets.

We also acquired approximately 660,000 and 490,000 telephone access lines in transactions completed in 1997 and 2000, respectively, the former of which substantially expanded our operations in the Western United States.

We continually evaluate the possibility of acquiring additional communications assets in exchange for cash, securities or both, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement. Although our primary focus will continue to be on acquiring interests that are proximate to our properties or that serve a customer base large enough for us to operate efficiently, we may also acquire other communications interests and these acquisitions could have a material impact upon us.

Pending Acquisition. On December 17, 2006, we entered into a stock purchase agreement with Madison River Communications Corp. (“MRCC”) and its owner, Madison River Telephone Company, LLC. Under this agreement, we agreed to purchase all of the capital stock of MRCC in exchange for $830 million less MRCC’s net indebtedness on the transaction’s closing date (which was approximately $494 million at September 30, 2006), subject to certain closing adjustments.

MRCC operates more than 170,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration. MRCC’s network is 99% broadband-enabled and includes a 2,400 route mile fiber network, substantially all of which is leased under indefeasible rights of use agreements. The acquisition is expected to close in the second quarter of 2007, subject to the satisfaction of certain closing conditions including necessary approvals from federal and state regulators.

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

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations. In addition, during 2006 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Industry information. Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the telecommunications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the telecommunications industry generally. We believe these estimates and assumptions are accurate as of the date made. However, this information may prove to be inaccurate because it cannot always be verified with certainty. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this annual report.

Other. As of December 31, 2006, we had approximately 6,400 employees, of which approximately 1,600 were members of 12 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America. We believe that relations with our employees continue to be generally good. On March 1, 2006 and August 30, 2006, we announced reductions of our workforce which aggregated approximately 400 jobs, or 6% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, we are the seventh largest local exchange telephone company in the United States, based on the approximately 2.1 million access lines we served at December 31, 2006. An “access line” is a telephone line that connects a home or business to the public switched telephone network. All of our access lines are digitally switched. Through our operating telephone subsidiaries, we provide local exchange services to predominantly rural areas and small to mid-sized cities in 21 states. Our local exchange companies serve an average of approximately 12 access lines per square mile versus a nationwide average of approximately 50 access lines per square mile.

The following table lists additional information regarding our access lines as of December 31, 2006 and 2005.

	December 31, 2006			December 31, 2005
State	Number of access lines		Percent of access lines	Number of access lines	Percent of access lines

Missouri	424,000		20%	442,000	20%
Wisconsin (1)	413,000		20	444,000	20
Alabama	249,000		12	262,000	12
Arkansas	227,000		11	241,000	11
Washington	166,000		8	177,000	8
Michigan	96,000		5	102,000	5
Louisiana	90,000		4	96,000	4
Colorado	90,000		4	92,000	4
Ohio	72,000		3	77,000	3
Oregon	70,000		3	72,000	3
Montana	60,000		3	62,000	3
Texas	37,000		2	41,000	2
Minnesota	28,000		1	29,000	1
Tennessee	25,000		1	26,000	1
Mississippi	23,000		1	24,000	1
New Mexico	6,000		*	6,000	*
Wyoming	6,000		*	6,000	*
Idaho	5,000		*	6,000	*
Indiana	5,000		*	5,000	*
Iowa	2,000		*	2,000	*
Arizona (2)	-		*	2,000	*
Nevada	*		*	*	*
	2,094,000	(3)	100%	2,214,000	100%

*	Represents less than 1% or less than 1,000 access lines.
(1)	As of December 31, 2006 and 2005, approximately 53,000 and 56,000, respectively, of these lines were owned and operated by our 89%-owned affiliate.
(2)	We sold our Arizona telephone operations in May 2006.
(3)
Excluding adjustments during 2006 to reflect (i) the removal of test lines, (ii) database conversion and clean-up and (iii) the sale of our Arizona properties, access line losses for 2006 were approximately 107,000.

As indicated in the following table, we have generally experienced growth in our operating revenues over the past five years, a substantial portion of which was attributable to the third quarter 2002 acquisition of telephone properties from Verizon and the internal growth of our Internet access business.

	Year ended or as of December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Access lines	2,094,000	2,214,000	2,314,000	2,376,000	2,415,000
% Residential	74%	75	75	76	76
% Business	26%	25	25	24	24
Internet customers	459,000	357,000	271,000	223,000	184,000
% High-speed Internet service	80%	70	53	37	29
% Dial-up service	20%	30	47	63	71

Operating revenues	$2,447,730	2,479,252	2,407,372	2,367,610	1,971,996
Capital expenditures	$314,071	414,872	385,316	377,939	386,267

As discussed further below, our access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline. To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless, and other additional services that may become available in the future due to advances in technology, spectrum sales or improvements in our infrastructure, (iii) provide our premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks, and (vi) market our products to new customers. See “Services” and “Regulation and Competition.”

Services

We derive revenue from providing (i) local exchange and long distance voice telephone services, (ii) network access services, (iii) data services, which includes both high-speed and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services. The following table reflects the percentage of operating revenues derived from these respective services:

	2006	2005	2004

Voice	35.2%	36.0	37.5
Network access	35.9	38.7	40.1
Data	14.3	12.9	11.5
Fiber transport and CLEC	6.1	4.7	3.1
Other	8.5	7.7	7.8
	100.0%	100.0	100.0

Voice. We derive our local service revenues by providing local exchange telephone services in our service areas, including basic dial-tone service through our regular switched network, generally for a fixed monthly charge. Access lines declined 4.8% in 2006 (exclusive of certain adjustments mentioned earlier), 4.3% in 2005 and 2.6% in 2004. We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services. We expect access lines to decline between 4.5% and 6.0% for 2007.

In exchange for additional charges, we offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting). In 2006, we continued to expand the availability of enhanced services offered in certain service areas.

We derive our long distance revenues by providing retail long distance services based on either usage or pursuant to flat-rate calling plans. At December 31, 2006, we provided long distance services to nearly 1.2 million lines. We continue to add new customers, although the rate of our customer growth has slowed in recent periods, principally due to competitive factors. We anticipate that most of our long distance service revenues will be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

Network access. We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms (see “Regulation and Competition Relating to Incumbent Local Exchange Operations” below). Our revenues for switched access services depend primarily on the level of call volume.

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

The Telecommunications Act of 1996 (the “1996 Act”) allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach. Since July 2004, we have recognized billings from our tariffs as revenue since we believe such tariffs are “deemed lawful”. For those billings from tariffs prior to July 2004, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenue some or all of these amounts at the end of the settlement period or as our legal entitlement thereto becomes certain. As of December 31, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $43 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

Data. We derive our data revenues primarily from monthly recurring charges for providing Internet access services (both high-speed and dial-up services) and data transmission services over special circuits and private lines. We began offering traditional dial-up Internet access services to our telephone customers in 1995. In late 1999, we began offering high-speed Internet access services, a premium-priced broadband data service. As of December 31, 2006, approximately 79% of our access lines were broadband-enabled. At December 31, 2006, we provided high-speed Internet access services to over 369,000 customers and dial-up services to over 90,000 customers. During 2006, we added over 120,000 high-speed Internet customers.

Fiber transport and CLEC. Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.

In late 2000, we began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana. On February 28, 2002, we purchased the fiber network and customer base of KMC’s operations in Monroe and Shreveport, Louisiana and in June 2005, we purchased the fiber assets in 16 metropolitan markets from KMC which allowed us to offer broadband and competitive local exchange services to customers in these markets. As of December 31, 2006, our competitive local exchange markets provided service over 1,200 miles of fiber.

Under the name “LightCore”, we sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2006, over 9,500 miles of fiber in the central United States. We began our fiber transport business during the second quarter of 2001, when we began selling capacity over a 700-mile fiber optic ring that we constructed in southern and central Michigan. In June 2003, we acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas. We have used the network to sell services to new and existing customers and to reduce our reliance on third party transport providers. In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. to provide services similar to those described above.

We offer 24-hour burglary and fire monitoring services to over 9,700 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

Other. We derive our “other revenues” principally by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services to third parties, (iii) participating in the publication of local telephone directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses, and (iv) offering our new services described below under the heading “-Recent Product Developments”. We also provide printing, database management and direct mail services and cable television services.

From time to time, we also make investments in other domestic or foreign communications companies.

For further information on regulatory, technological and competitive changes that could impact our revenues, see “Regulation and Competition” under this Item 1 below and “Risk Factors and Cautionary Statements” under Item 1A below. For more information on the financial contributions of our various services, see Item 7 of this annual report.

Recent Product Developments

During 2005, we began offering, under a three-year agreement with EchoStar, co-branded satellite television service to virtually all households in our local exchange service areas, except for LaCrosse, Wisconsin, where we initiated our switched digital television service to a portion of this market. In early 2007, we initiated a second switched digital video trial in Columbia, Missouri.

In mid-2005, we began reselling wireless communication services under an agreement with a nationwide wireless carrier. By December 31, 2006, we offered wireless service through this arrangement to markets serving approximately 30% of our residential access lines.

In December 2006, we completed construction of a wireless broadband network in Vail, Colorado, which allows us to provide wireless broadband Internet service in public locations throughout the Vail town limits. We are exploring opportunities to construct similar networks in other areas.

We are currently developing a Voice over Internet Protocol (“VoIP”) service offering that we plan to offer to our existing CLEC business customers as a low-cost managed service for both Internet and voice services.

For additional information on the financial impact of these new offerings, see Items 1A and 7 of this annual report.

Federal Financing Programs

Certain of our telephone subsidiaries receive long-term financing from the Rural Utilities Service (“RUS”), a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates. Approximately 15% of our telephone plant is pledged to secure obligations of our telephone subsidiaries to the RUS. For additional information regarding our financing, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

We maintain local offices in most of the larger population centers within our service territories. These offices are typically staffed by local residents and provide sales and customer support services in the community. In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote customer loyalty.

Network Architecture

Our local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with licensed software. Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers. As of December 31, 2006, we maintained over 244,000 miles of copper plant and approximately 19,000 miles of fiber optic plant in our local exchange networks. Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers. For additional related information, see “Services - Fiber Transport and CLEC.”

Regulation and Competition Relating to Incumbent Local Exchange Operations

Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services. (These LECs are sometimes referred to below as “incumbent LECs” or “ILECs”). Consequently, most of our intrastate telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and our interstate operations have been regulated by the FCC under the Communications Act of 1934. As we discuss in greater detail below, passage of the 1996 Act, coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by reducing the regulation of LECs and attracting a substantial increase in the number of competitors and capital invested in existing and new services. We anticipate that these trends toward reduced regulation and increased competition will continue.

The following description discusses some of the major industry regulations that affect us, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could substantially change the manner in which the communications industry operates. Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time. Regulation can change rapidly in the communications industry, and such changes may have an adverse effect on us in the future. See Item 1A of this annual report below.

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

In recent years, state legislatures and regulatory commissions in most of the 21 states in which our telephone subsidiaries operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue. Essentially, such relief comes in two forms: (i) full or partial deregulation through legislation; or (ii) the ability to opt in to existing state alternative regulation through a regulatory proceeding. Wisconsin, Missouri, Alabama, Arkansas and several other states have implemented laws or rulings which require or permit LECs to either be deregulated for pricing or opt out of “rate of return” regulation in exchange for agreeing to alternative forms of regulation which typically permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps. As discussed further below, subsidiaries operating over 65% of our access lines in various states have agreed to be governed by alternative regulation plans, and we continue to explore our options for similar treatment in other states. We believe that reduced regulatory oversight of certain of our telephone operations may allow us to offer new and competitive services faster than under the traditional regulatory process. For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “Developments Affecting Competition.”

Alternative regulation plans govern some or all of the access lines operated by us in Wisconsin, Missouri, Alabama and Arkansas, which are our four largest markets. The following summary describes the alternative regulation plans applicable to us in these states.

•  Our Wisconsin access lines, except for those acquired from Verizon in 2000 (which continue to be regulated under “rate of return” regulation), are regulated under various alternative regulation plans. Each of these alternative regulation plans permits us to adjust local rates within specified parameters if we meet certain quality-of-service and infrastructure-development commitments. These plans also include initiatives designed to promote competition.

•  All of our Missouri LECs are regulated under a price-cap regulation plan whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased without restriction up to 5% annually. If the inflation-based factor were to decline as it has done in recent years, our revenues would be negatively impacted.

•  In 2005, the state of Alabama passed legislation that essentially allowed telephone companies the option to phase in deregulation of certain LEC services. In February 2007, our Alabama LECs deregulated all local services (including bundled services) except for certain basic telephone and optional calling services. Certain basic telephone and optional calling services continue to be regulated and subject to a price cap.

•  Our Arkansas LECs, excluding one property acquired from Verizon in 2000, are regulated under an alternative regulation plan under which rates can be adjusted based on an inflation-based factor. Other local rates can be adjusted without commission approval; however, such rates are subject to commission review under certain conditions.

Notwithstanding the movement toward alternative regulation, LECs operating approximately 34% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

Federal regulation. Our telephone subsidiaries are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the 1996 Act, which amended the Communications Act to promote competition.

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

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs. We have not elected price-cap regulation for our incumbent operations. However, the properties we acquired from Verizon in 2002 have continued to operate under price-cap regulation, as permitted under FCC rules for acquired properties. All of our other operations continue to be governed by traditional rate-of-return regulation for interstate access charges, which permit us to set rates based upon an authorized rate of return of 11.25%.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and in early 2005 solicited comments on all proposals previously submitted to it. Industry negotiations are continuing with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments. In July 2006, the National Association of Regulatory Utility Commissioners’ Task Force on Intercarrier Compensation filed an industry-sponsored plan called the “Missoula Plan” which proposes comprehensive intercarrier compensation reform. In summary, the Missoula Plan seeks to reduce rates carriers charge one another to complete and terminate calls between networks, increases end-user retail rates and creates additional funding through an expanded universal service-like mechanism. The FCC is currently seeking comments from the industry regarding the impact of adopting the proposal. While we support certain key concepts of the proposal, we do not believe the plan in its present form is an equitable solution for intercarrier compensation reform. Until the FCC’s proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact it will have on our results of operations.

In December 2005, a group of six mid-sized carriers, including us, filed proposed rules with the FCC regarding “phantom traffic”. “Phantom traffic” generally refers to telecommunications calls that cannot be billed properly to responsible carriers by other carriers in the call path because the traffic is mislabeled, unlabeled or improperly routed. Such proposal calls on the FCC to implement updated rules that require carriers to accurately identify, label and route network traffic so that appropriate bills can be created. In late 2006, the FCC opened a separate phantom traffic proceeding with the intent of formalizing potential phantom traffic rules for the industry. Until the FCC’s phantom traffic proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact they will have on our results of operations.

As discussed further below, certain providers of competitive communications services are currently not required to compensate ILECs for the use of their networks.

All forms of federal support available to ILECs are currently available to any local competitor that qualifies as an “eligible telecommunications carrier.” This support could encourage additional competitors to enter our high-cost service areas, and, as discussed further below, place additional financial pressure on the FCC’s support programs.

Our operations and those of all communications carriers also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act, and laws governing local number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs.

Universal service support funds, revenue sharing arrangements and related matters. A significant number of our telephone subsidiaries recover a portion of their costs from the federal Universal Service Fund (the “USF”) and from similar state “universal support” mechanisms, which receive their funding from fees charged to interexchange carriers and LECs. Disbursements from these programs traditionally have allowed LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas.

The table below sets forth the amounts received by our telephone subsidiaries in 2006 and 2005 from federal and state universal support programs.

	Year ended December 31,
	2006		2005
Support Program	Amount Received	% of Total 2006 Operating Revenues	Amount Received	% of Total 2005 Operating Revenues
	(amounts in millions)

USF High Cost Loop Support	$163.1	6.6%	$174.9	7.1%
Other Federal Support Programs	134.6	5.5%	139.2	5.6%
Total Federal Support Receipts	297.7	12.1%	314.1	12.7%

State Support Programs	36.2	1.5%	37.6	1.5%
TOTAL	$333.9	13.6%	$351.7	14.2%

Federal USF programs have recently undergone substantial changes, and are expected to experience more changes in the coming years. As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provides relatively predictable levels of support to many LECs, including substantially all of our LECs. In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.

Wireless and other competitive service providers continue to seek eligible telecommunications carrier status in order to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements. These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program.

A significant portion of our support payments have varied over time based on our average cost to serve customers compared to national cost averages. Under the USF High Cost Loop program, which is the USF’s principal support program, our payments from the USF will decrease if national average costs per loop increase and our average costs per loop remain constant (or decrease). Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop support program to decrease in 2005 and 2006 from the amounts received in the prior year. However, based on recent FCC filings, we anticipate our 2007 revenues from the USF High Cost Loop support program will approximate our 2006 levels.

In late 2002, the FCC requested that the Federal-State Joint Board (“FSJB”) on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers. In early 2003, the FSJB issued a notice for public comment on whether present rules fulfill their purpose or should be modified. During 2004, the FSJB recommended a comprehensive general review of the high-cost support mechanisms for rural and non-rural carriers and requested comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In addition, the FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, which in the aggregate could substantially impact these support payments.

In August 2005, the FSJB sought comments on four separate proposals to modify the distribution of High Cost Loop support funds. Each of the proposals provides the state public service commissions a greater role in the support distribution process, which would remain subject to specific FCC guidelines. In August 2006, the FSJB sought comment on the viability of using competitive bidding to determine the amount of high-cost funding for all eligible carriers. We anticipate that the FSJB will make reform suggestions to the FCC during 2007, at which time the FCC would be required to seek comments. Due to the pending nature of these proposals, we cannot estimate the impact that such proposals would have on our operations. In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, none of which have been resolved at this time. We have been and will continue to be active in monitoring these developments.

In 2004, the FCC mandated changes in the administration of the universal service support programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to LECs from the Universal Service High Cost Loop support program. Congress has passed bills in recent years granting one-year exemptions from the federal law that impacted the E-rate program. Such a bill was also passed in 2007, extending the exemption through December 31, 2007. Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

In the second quarter of 2005, the Louisiana Public Service Commission (“LPSC”) adopted an order that transferred the previously-existing $42 million Louisiana Optional Service Fund (“LOS Fund”) into a state universal service fund effective August 31, 2005. Prior to this change, we received approximately $21 million annually from the LOS Fund. Thus far, we have received similar amounts under the new fund, and currently expect this to continue. The new state universal service fund expands the base of contributors to all telecommunications service providers operating in the state. In June 2005, two telecommunications service providers separately served the LPSC with an appeal of the new fund, both of which were dismissed by the Louisiana Supreme Court. The LOS Fund is subject to an annual review by the LPSC; as such, there can be no assurance that the new fund will remain as adopted by the LPSC or that funding levels will remain at current levels.

Some of our telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See “ State Regulation.” There can be no assurance that these states will continue to provide for cost recovery at current levels.

All of our interstate network access revenues are based on access charges, cost separation studies or special settlement arrangements, many of which are administered by the FCC or NECA. See “Services.”

Certain long distance carriers continue to request that certain of our LECs reduce intrastate access tariffed rates. Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates. However, in light of pending intercarrier compensation reform that would address intrastate access charges, most states are deferring action until they receive direction from the FCC. See “Services - Network Access” above for additional information.

Developments affecting competition. Over the past decade, fundamental technological, regulatory and legislative changes have significantly impacted the communications industry, and we expect these changes will continue. Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry in recent years. As a result, we increasingly face competition from other communication service providers.

Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. This trend is more pronounced among residential customers, which comprise 74% of our access line customers. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services. Most of our access line customers are currently capable of receiving wireless services from a competitive service provider. Technological and regulatory developments in cellular telephone, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. In 2005, we began offering our CenturyTel branded wireless reseller service and, by the end of December 2006, we offered wireless service through this reselling arrangement to markets serving approximately 30% of our residential access lines.

The 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC’s network and to take various other steps that are designed to promote competition, imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC’s network. In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to all aspects of the LEC’s network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the LEC’s property, or provide virtual collocation if physical collocation is not practicable. During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs. On March 2, 2004, a federal appellate court vacated significant portions of these rules, including the standards used to determine which unbundled network elements must be made available to competitors. In response to this court decision, on February 4, 2005, the FCC released rules (effective March 11, 2005) that required incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network element, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove LEC’s unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

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

In addition to these changes in federal regulation, all of the 21 states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.

As a result of these regulatory developments, ILECs increasingly face competition from competitive local exchange carriers (“CLECs”), particularly in densely populated areas. CLECs provide competing services through reselling the ILECs’ local services, through use of the ILECs’ unbundled network elements or through their own facilities. The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in our markets acquired from Verizon in 2002 and 2000. We anticipate that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

Recent technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. As of December 31, 2006, we believe that nearly 30% of our access lines currently face competition from cable voice offerings. Additionally, several large electric utilities have recently announced plans to offer communications services that compete with LECs.

Recent improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers route calls partially or wholly over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic. VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs. These plans may also be priced competitively or below those currently charged for traditional local and long distance telephone services for several reasons, including lower operating costs. In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services. On March 10, 2004, the FCC released a notice of proposed rulemaking seeking comment on the appropriate regulatory treatment of VoIP service and related issues. Although the FCC’s rulemaking regarding VoIP-enabled services remains pending, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including (i) an April 2004 order that found an IP-telephony service using the public switched telephone network to be a regulated telecommunications service subject to interstate access charges, (ii) a November 2004 order that Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state regulation and (iii) a June 2005 order requiring all VoIP service providers whose services are interconnected to the public switched telephone network to provide E-911 services to their customers. In addition, in March 2005, Level 3 Communications, Inc. withdrew its petition requesting the FCC to forbear from imposing interstate and intrastate access charges on Internet-based calls that originate or terminate on the public switched telephone network. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

Similar to us, many cable, entertainment, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Several of these companies started offering full service bundles before us, which could give them an advantage in building customer loyalty. Such activities will continue to place downward pressure on the demand for our access lines.

In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs’ networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs’ local networks, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on a few of the ILECs’ access lines. We anticipate that all these trends will continue and lead to decreased use of our networks.

Significant competitive factors in the local telephone industry include pricing, packaging of services and features, quality and convenience of service and meeting customer needs such as simplified billing and timely response to service calls.

As the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects. Many companies currently providing or planning to provide competitive communication services have substantially greater financial and marketing resources than we do or own larger or more diverse networks than ours. In addition, many of them are not subject to the same regulatory constraints we are.

Competition can harm us by causing us to lose customers, or by causing us to lower prices or increase our capital or operating expenses to retain customers. Competing communications services, such as wireless, VoIP, electronic mail and optional calling services, can also reduce usage of our network and thereby decrease our network access revenues. Competition can also cause customers to reduce either usage of our services or switch to less profitable services, and could impede our ability to diversity into new lines of business dominated by incumbent providers.

We anticipate that the traditional operations of LECs will continue to be impacted by continued regulatory and technological developments affecting the ability of LECs to attract and retain customers and the capability of wireless companies, CLECs, cable television companies, VoIP providers, electric utilities and others to provide competitive LEC services. Competition relating to traditional LEC services has thus far affected large urban areas to a greater extent than the less dense areas in which we operate. We will actively monitor these developments, observe the effect of emerging competitive trends in larger markets and continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

While we expect our operating revenues in 2007 to continue to experience downward pressure primarily due to continued access line losses and reduced network access revenues, we expect such declines to be partially offset primarily due to increased demand for our fiber transport, high-speed Internet and other nonregulated product offerings (including our new video and wireless initiatives mentioned above).

Regulation and Competition Relating to Other Operations

Long Distance Operations. We offer intra-LATA, intrastate and interstate long distance services. State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state. Federal regulators have jurisdiction over interstate toll calls. Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets. Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality. Traditionally, our principal competitors for providing long distance services were large long distance companies such as AT&T, regional phone companies and dial-around resellers. Increasingly, however, we have experienced competition from newer sources, including wireless companies offering attractively-priced calling plans. Technological substitutions, including VoIP and electronic mail, have further reduced demand for traditional long distance services.

Data Operations. In connection with our data business, we face competition from Internet service providers, satellite companies and cable companies which use wired or wireless technologies to offer dial-up Internet access services or high-speed broadband services. As of December 31, 2006, we believe approximately 57% of our local exchange markets are overlapped by cable systems offering data services competitive with ours. Many of these competitors offer content that we cannot match. Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries, although 2005 FCC rule changes classifying our high-speed offering as an “information service” has helped reduce regulatory disparities. The FCC is currently conducting several other rulemakings considering the regulatory treatment of broadband services, the outcomes of which could reduce our pricing flexibility or could significantly impact our competitive position.

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

Other Operations. Similar to our CLEC business, we may be required to obtain licenses or franchises to enter new markets for our switched digital television and wireless broadband services, which could delay our rollout of these offerings. The wireless industry, in which our resold wireless services competes, is highly competitive, which will substantially limit our operating margins.

OTHER DEVELOPMENTS OR MATTERS

In February 2006, our board of directors approved a $1.0 billion stock repurchase program. We purchased the first $500 million of common stock in late February 2006 under accelerated share repurchase agreements with investment banks and, beginning in the third quarter of 2006, we began repurchasing the remaining $500 million balance of the $1.0 billion program through open market transactions. During 2006, we repurchased a total of $802.2 million of common stock (21.4 million shares). We previously repurchased approximately $401.0 million, $186.7 million and $437.5 million of our shares under separate repurchase programs approved in February 2004, February 2005 and May 2005, respectively. For additional information, see Liquidity and Capital Resources included in Item 7 of this annual report.

We have certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2006 have not been material and we currently have no reason to believe that such costs will become material.

For additional information concerning our business and properties, see Items 2 and 7 elsewhere herein, and the Consolidated Financial Statements and notes 2, 4, 5, and 16 thereto set forth in Item 8 elsewhere herein.

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

Risks Related to Our Business

If we continue to experience access line losses like we have in the past several years, our revenues, earnings and cash flows may be adversely impacted.

Our business generates a substantial portion of its revenues by delivering voice and data services over access lines. We have experienced access line losses over the past several years, including a 4.8% decline (excluding the effect of certain adjustments) during the year ended December 31, 2006, due to a number of factors, including increased competition and wireless and broadband substitution, which are described further below. We expect to continue to experience access line losses in our markets for an unforeseen period of time. Our inability to retain access lines could adversely impact our revenues, earnings and cash flow from operations.

We face competition, which we expect to intensify.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive, and we expect these trends to continue. In our LEC markets, we face competition from wireless telephone services, which we expect to increase if wireless providers continue to expand and improve their network coverage, lower their prices and offer enhanced services. In certain of our LEC markets, we face competition from cable television operators and CLECs. Over time, we expect to face additional local exchange competition from more recent market entrants, including VoIP providers and electric utilities, and we expect continued competition from alternative networks or non-carrier systems designed to reduce demand for our switching or access services. The Internet, long distance and data services markets are also highly competitive, and we expect that competition will intensify in these and other markets that we serve. The recent proliferation of companies offering integrated service offerings has further intensified competition in the markets we serve.

We expect competition to intensify as a result of new competitors and the development of new products and services. We cannot predict which future products or services will be important to maintain our competitive position or what funding will be required to develop and provide these products or services. Our ability to compete successfully will depend on how well we market our products and services and on our ability to anticipate and respond to various competitive and technological factors affecting the industry, including changes in regulation (which may affect us differently from our competitors), changes in consumer preferences or demographics, and changes in the product offerings or pricing strategies of our competitors.

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

Competition could adversely impact us in several ways, including (i) the loss of customers and market share, (ii) the possibility of customers reducing their usage of our services or shifting to less profitable services, (iii) reduced traffic on our networks, (iv) our need to expend substantial time or money on new capital improvement projects, (v) our need to lower prices or increase marketing expenses to remain competitive and (vi) our inability to diversify by successfully offering new products or services.

We could be harmed by rapid changes in technology.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications. Recently, several large electric utilities have announced plans to offer communications services that will compete with LECs. Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost. Rapid changes in technology could result in the development of products or services that compete with or displace those offered by traditional LECs, or that enable current customers to reduce or bypass use of our networks. We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position. We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all. If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

Due to the above-cited changes, the telephone industry has recently experienced a decline in access lines, intrastate minutes of use and long distance minutes of use. While we have not in the past suffered as much as a number of other ILECs from recent industry challenges, the recent decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely effect our core business and future prospects. Our access lines declined 4.8% in 2006 and we expect our access lines to decline between 4.5% and 6.0% in 2007. We also earned less intrastate revenues in 2006 due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services). We believe our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

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

In recent years, we have attempted to broaden our service and product offerings. During 2005, we began providing co-branded satellite television services and reselling wireless services as part of our bundled product and service offerings. Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings. In addition, during 2005 we launched our facilities-based digital video offering to select markets in Wisconsin and initiated a second switched digital video trial in early 2007. As discussed further under the heading “Operations - Services - Recent Product Developments” in Item 1 of this annual report, we have also recently begun offering wireless broadband and other new communication services. We anticipate these new offerings will generate lower profit margins than many of our traditional services. As such, to the extent revenues from these new offerings replace revenues lost from declines in our traditional LEC business, our overall profit margins will decline. We cannot assure you that our recent diversification efforts will be successful.

Future deterioration in our financial performance could adversely impact our credit ratings, our cost of capital and our access to the capital markets.

Our future results will suffer if we do not effectively manage our operations.

In the past several years, we have expanded our operations through acquisitions and new product and service offerings, and we may pursue similar opportunities in the future. Our future success depends, in part, upon our ability to manage our expansion opportunities, including our ability to:

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

Expansion opportunities pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. In addition, acquisitions entail the additional risk that we will incur unanticipated liabilities or contingencies of the acquired business, unbudgeted expenses or the loss of key employees or customers. We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits. If we are not able to meet these challenges effectively, our results of operations may be harmed.

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

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. If these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. We also rely on a limited number of other communications companies in connection with reselling long distance, wireless and satellite entertainment services to our customers. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

In addition, our LightCore operations carry a significant amount of voice and data traffic for larger communications companies. As these larger communications companies consolidate, it is possible that they could transfer a significant portion of this traffic from our fiber network to their networks, which could have a negative effect on our business and results of operations.

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

At December 31, 2006, approximately 25% of our employees were members of 12 separate bargaining units represented by two different unions. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. We cannot predict the outcome of these negotiations. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

Risk of loss or reduction of support fund payments. We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds. These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us. In August 2004, a federal-state joint board requested comments on the FCC’s current rules for high-cost support payments to rural telephone companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In August 2006, this board sought comments on the viability of using competitive bidding to determine the amount of high-cost funding for all eligible carriers. Recently, several parties have objected to the size of the USF or questioned the continued need to maintain the program in its current form. Pending judicial appeals and Congressional proposals create additional uncertainty regarding our future receipt of support payments. We cannot estimate the impact that these developments will have on us.

Recent changes in the nationwide average cost per loop factors used by the FCC to allocate support funds have reduced our receipts from the main support program administered by the federal Universal Service Fund. These changes reduced our receipts from such program by $11.8 million in 2006 compared to 2005. In addition, the number of eligible telecommunications carriers receiving support payments from this program continues to increase, which, coupled with other factors, has placed additional financial pressure on the amount of money that is necessary and available to provide support payments to all eligible recipients, including us.

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

Risk of losses from rate reductions. Notwithstanding the movement toward alternative state regulation, LECs operating approximately 34% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes. These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, which could lead to revenue reductions. LECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect.

The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenues. The FCC currently is considering proposals to reduce interstate access charges for carriers like us. We could be adversely affected if the FCC lowers interstate access charges without adopting an adequate revenue replacement mechanism.

Risks posed by costs of regulatory compliance. Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business (including local number portability and customer proprietary network information requirements). For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance. We expect our compliance costs to increase if future legislation or regulations continue to increase our obligations to assist other governmental agencies.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

The 1996 Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries. This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will have on us and our competitors. Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, which address issues affecting our operations and those of our competitors. Moreover, certain communities nationwide have expressed an interest in establishing a municipal telephone utility that would compete for customers. We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

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

We are subject to franchising requirements that could impede our expansion opportunities.

We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and CLEC operations, and to our emerging switched digital television and wireless broadband businesses. These requirements could delay us in expanding our operations or increase the costs of providing these services.

We will be exposed to risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These regulations require us to evaluate our internal controls system to allow management to report on, and our independent auditors to attest to, our internal controls as required by Section 404 of the Sarbanes-Oxley Act. The annual evaluation of our internal controls may result in identifying material weaknesses in our internal controls. While we have thus far been able to complete our annual assessments in a timely manner, there is no guarantee that we will do so in the future. Any future failure to successfully or timely complete these annual assessments could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors’ confidence in us, and could cause our stock price to fall. If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, which could in certain instances limit our ability to borrow or raise capital.

For a more thorough discussion of the regulatory issues that may affect our business, see “Operations” above.

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

Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of January 31, 2007, we estimate that the holders of our ten-vote shares held approximately 31% of our total voting power. In addition, a number of other provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors. This could deprive our shareholders of any related takeover premium.

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks. For a description of additional risks, please see “Operations” above, “Forward-Looking Statements” below, and the other items of this annual report, particularly Items 3, 7 and 8.

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

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from the FCC’s regulations relating to interconnection and other matters, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings that could impact our competitive position, compliance costs, capital expenditures or prospects, and (iii) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate LECs operating in high-cost markets

•
our ability to effectively manage our growth, including without limitation our ability to (i) effectively manage our expansion opportunities, (ii) successfully finance and consummate our pending acquisition of Madison River Communications Corp. and to integrate such properties into our operations, (iii) attract and retain technological, managerial and other key personnel, (iv) achieve projected growth, revenue and cost savings targets, and (v) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors and reduced demand for our access services

•
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our new video, voice and broadband services, (ii) expand successfully our long distance, Internet access and fiber transport service offerings to new or acquired markets and (iii) offer bundled service packages on terms attractive to our customers

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

\  changes in general industry and market conditions and growth rates

\  changes in labor conditions, including workforce levels and labor costs

\  changes in interest rates or other general national, regional or local economic conditions

\  changes in legislation, regulation or public policy, including changes in federal rural financing programs or changes that increase our tax rate

\  increases in capital, operating, medical or administrative costs, or the impact of new business opportunities requiring significant up-front investments

\  the continued availability of financing in amounts, and on terms and conditions, necessary to support our operations

\  changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis

\  failures in our internal controls that could result in inaccurate public disclosures or fraud

\  changes in our debt ratings

\  unfavorable outcomes of regulatory or legal proceedings, including rate proceedings

\  losses or unfavorable returns on our investments in other communications companies

\  delays in the construction of our networks

\  changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles, including the possible future unavailability of Statement of Financial Accounting Standards No. 71 to our wireline subsidiaries.

For additional information, see the description of our business included above, as well as Item 7 of this report. Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur. Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made. Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

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

Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2006 and 2005, our gross property, plant and equipment of approximately $7.9 billion and $7.8 billion, respectively, consisted of the following:

	December 31,
	2006	2005
Cable and wire	53.5%	52.9
Central office	32.0	32.4
General support	9.6	9.9
Fiber transport	2.8	2.4
Construction in progress	0.7	1.0
Other	1.4	1.4
	100.0	100.0

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

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient. We have appealed this class certification decision, although we cannot predict the length of time before this appeal will be adjudicated. Our preliminary analysis indicates that we billed less than $9 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above. Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly. The Court’s order does not specify the award of damages, the scope and amounts of which, if any,  remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims. Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time. However, considering the one-time nature of any adverse result, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

In March 2006, we filed a complaint against AT&T Corp. and AT&T Communications, Inc. (collectively, “AT&T”) in the United States District Court for the District of New Jersey. This lawsuit currently includes 24 other local exchange company plaintiffs. Our complaint seeks recovery from AT&T of unpaid and underpaid access charges for calls made using AT&T’s prepaid calling cards and calls that used Internet Protocol (“IP”) for a portion of their transmission. We believe AT&T improperly classified certain of the prepaid calling card calls as interstate traffic rather than intrastate traffic, thereby depriving us of the higher access rates associated with intrastate calls. We also believe that AT&T improperly classified the calls that used IP for a portion of their transmission as local calls, thereby depriving us of access rates entirely. AT&T has filed a counterclaim against us, asserting that we improperly billed AT&T terminating intrastate access charges on certain wireless roaming traffic. At this time, the likely outcome of these cases cannot be predicted, nor can a reasonable estimate of the amount of recovery or payment, if any, be made. Accordingly, we have not recognized any amounts with respect to these matters in our consolidated financial statements.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies, proceedings by or against taxing authorities, and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

	Sales prices		Dividend per
	High	Low	common share
2006:
First quarter	$39.90	32.54	.0625
Second quarter	$40.00	34.79	.0625
Third quarter	$40.14	35.38	.0625
Fourth quarter	$44.11	39.34	.0625

2005:
First quarter	$35.47	32.31	.06
Second quarter	$35.00	29.55	.06
Third quarter	$36.50	33.20	.06
Fourth quarter	$35.28	31.14	.06

Common stock dividends during 2006 and 2005 were paid each quarter. As of February 15, 2007, there were approximately 5,600 stockholders of record of our common stock. As of February 28, 2007, the closing stock price of our common stock was $44.75.

In February 2006, our Board of Directors authorized a $1.0 billion share repurchase program under which, in February 2006, we repurchased $500 million (or approximately 14.36 million shares) of our common stock under accelerated share repurchase agreements with certain investment banks at an initial average price of $34.83. The investment banks completed their repurchases in mid-July 2006 and in connection therewith we paid an aggregate of approximately $28.4 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price.

In August 2006, we began repurchasing our common stock in open-market transactions under the remaining $500 million of our $1.0 billion program. The following table reflects our repurchases of common stock during the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs*

October 1 - October 31, 2006	1,031,981	$40.28	1,031,981	$390,871,887
November 1 - November 30, 2006	1,126,283	$41.11	1,126,283	$344,570,675
December 1 - December 31, 2006	1,039,400	$42.72	1,039,400	$300,164,091
Total	3,197,664	$41.36	3,197,664	$300,164,091
_______________
*Authority to purchase under this program runs through June 30, 2007.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

The following table presents certain selected consolidated financial data (from continuing operations) as of and for each of the years ended in the five-year period ended December 31, 2006:

Selected Income Statement Data

	Year ended December 31,
	2006	2005	2004	2003	2002
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$2,447,730	2,479,252	2,407,372	2,367,610	1,971,996

Operating income	$665,538	736,403	753,953	750,396	575,406

Income from continuing operations	$370,027	334,479	337,244	344,707	193,533

Basic earnings per share from continuing operations	$3.17	2.55	2.45	2.40	1.36

Diluted earnings per share from continuing operations	$3.07	2.49	2.41	2.35	1.35

Dividends per common share	$.25	.24	.23	.22	.21

Average basic shares outstanding	116,671	130,841	137,215	143,583	141,613

Average diluted shares outstanding	122,229	136,087	142,144	148,779	144,408

Selected Balance Sheet Data

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Net property, plant and equipment	$3,109,277	3,304,486	3,341,401	3,455,481	3,531,645
Goodwill	$3,431,136	3,432,649	3,433,864	3,425,001	3,427,281
Total assets	$7,441,007	7,762,707	7,796,953	7,895,852	7,770,408
Long-term debt	$2,412,852	2,376,070	2,762,019	3,109,302	3,578,132
Stockholders' equity	$3,190,951	3,617,273	3,409,765	3,478,516	3,088,004

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2006	2005	2004	2003	2002

Telephone access lines (1)	2,094,000	2,214,000	2,314,000	2,376,000	2,415,000
High-speed Internet customers	369,000	249,000	143,000	83,000	53,000

(1)  Excluding adjustments during 2006 to reflect (i) the removal of test lines, (ii) database conversion and clean-up and (iii) the sale of our Arizona properties, access line losses for 2006 were approximately 107,000.

See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

OVERVIEW

CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services, to customers in 25 states. We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.

Our results of operations in 2006 were adversely impacted as a result of (i) lower Universal Service Fund and intrastate access revenues, (ii) declines in access lines, (iii) the recognition of stock option expense in accordance with SFAS 123(R) and (iv) expenses associated with expanding our new video and wireless service offerings. See below for additional information.

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash.

On March 1 and August 31, 2006, we announced workforce reductions involving an aggregate of approximately 400 jobs and, in connection therewith, incurred a net pre-tax charge of approximately $7.5 million (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact related to such expenses) for severance and related costs. See Note 8 for additional information.

In the second quarter of 2006, we (i) recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”) and (ii) sold our local exchange operations in Arizona. See Note 15 for additional information.

Our net income for 2006 was $370.0 million, compared to $334.5 million during 2005 and $337.2 million during 2004. Diluted earnings per share for 2006 was $3.07 compared to $2.49 in 2005 and $2.41 in 2004. The increase in diluted earnings per share is primarily attributable to lower average shares outstanding in 2006 compared to prior years due to share repurchases that have occurred during the past two years and to the gain recorded upon redemption of our investment in RTB stock.

Year ended December 31,	2006	2005	2004
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$665,538	736,403	753,953
Interest expense	(195,957)	(201,801)	(211,051)
Other income (expense)	121,568	3,168	4,470
Income tax expense	(221,122)	(203,291)	(210,128)
Net income	$370,027	334,479	337,244

Basic earnings per share	$3.17	2.55	2.45

Diluted earnings per share	$3.07	2.49	2.41

Average basic shares outstanding	116,671	130,841	137,215

Average diluted shares outstanding	122,229	136,087	142,144

Operating income decreased $70.9 million in 2006 due to a $31.5 million decrease in operating revenues and a $39.3 million increase in operating expenses. Operating income decreased $17.6 million in 2005 as a $71.9 million increase in operating revenues was more than offset by an $89.4 million increase in operating expenses.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our expansion opportunities, including successfully financing, consummating and integrating pending acquisitions and retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business are described in greater detail in Item 1A included herein. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

OPERATING REVENUES

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Voice	$860,741	892,272	903,025
Network access	878,702	959,838	966,011
Data	351,495	318,770	275,777
Fiber transport and CLEC	149,088	115,454	74,409
Other	207,704	192,918	188,150

Operating revenues	$2,447,730	2,479,252	2,407,372

As a result of increased bundling of our local exchange and long distance service offerings, beginning in 2006, we have combined the revenues of such offerings into a category entitled “Voice”. We have restated prior periods to insure comparability.

Voice revenues. We derive voice revenues by providing local exchange telephone services and retail long distance services to customers in our service areas. The $31.5 million (3.5%) decrease in voice revenues in 2006 is primarily due to (i) a $22.3 million decrease due a 4.8% decline in the number of access lines served and (ii) a $26.1 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by (i) a $12.6 million increase in long distance revenues primarily attributable to an increase in the number of long distance lines and increased long distance minutes of use, both of which were partially offset by a decline in the average rate we charged our long distance customers and (ii) a $9.9 million increase due to providing custom calling features to more customers. The $10.8 million (1.2%) decrease in voice revenues in 2005 is primarily due to (i) a $16.5 million decrease due to a decrease in the average rate we charged our long distance customers, (ii) a $16.1 million decrease due a 3.3% decline in the average number of access lines served, and (iii) a $7.5 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas. Such decreases were partially offset by (i) a $21.2 million increase in long distance revenues attributable to a 12.0% increase in the average number of long distance lines served and a 12.8% increase in minutes of use and (ii) an $8.7 million increase due to providing custom calling features to more customers.

Excluding (i) the sale of our Arizona telephone operations in May 2006 and (ii) the net impact of removing test lines from our access line counts and adding lines as a result of converting and correcting our databases during 2006, access lines declined 107,000 (4.8%) during 2006 compared to a decline of 99,500 (4.3%) in 2005. We believe the decline in the number of access lines during the past few years is primarily due to the displacement of traditional wireline telephone services by other competitive services. We expect access lines to decline between 4.5% and 6.0% during 2007.

Network access revenues. We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms. Certain of our interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission (“FCC”); the remainder of such revenues (except for DSL-related revenues) are derived under revenue sharing arrangements with other local exchange carriers (“LECs”) administered by the National Exchange Carrier Association. Intrastate network access revenues are based on tariffed access charges filed with state regulatory agencies or are derived under revenue sharing arrangements with other LECs.

Network access revenues decreased $81.1 million (8.5%) in 2006 and decreased $6.2 million (0.6%) in 2005 due to the following factors:

	2006	2005
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Recovery from the federal Universal Service High Cost Loop support program	$(11,637)	(13,065)
Intrastate revenues due to decreased minutes of use, decreased access rates in certain states and recovery from state support funds	(16,326)	(13,392)
Partial recovery of operating costs through revenue sharing arrangements with other telephone companies, interstate access revenues and return on rate base	(16,825)	6,819
Rate changes in certain jurisdictions	(2,875)	(3,457)
Prior year revenue settlement agreements	(31,219)	15,947
Other, net	(2,254)	975
	$(81,136)	(6,173)

Our revenues from the Universal Service High Cost Loop Fund decreased approximately $11.6 million in 2006 and $13.1 million in 2005, primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients. We anticipate our 2007 revenues from the federal Universal Service High Cost Loop support program will be approximately the same as 2006 levels.

In 2006, we experienced a reduction in our intrastate revenues of approximately $16.3 million primarily due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services). The corresponding decrease in 2005 compared to 2004 was $13.4 million. We believe intrastate minutes will continue to decline in 2007, although the magnitude of such decrease is uncertain.

Prior year revenue settlement agreements for 2005 included the recognition of approximately $35.9 million of revenue settlements for prior periods that did not recur in 2006. Of the $35.9 million recognized, $24.5 million was reflected in network access revenues and $11.4 million was reflected in data revenues.

Data revenues. We derive our data revenues primarily by providing Internet access services (both DSL and dial-up services) and data transmission services over special circuits and private lines. Data revenues increased $32.7 million (10.3%) in 2006 and $43.0 million (15.6%) in 2005. The 2006 increase was substantially due to a $54.0 million increase in DSL-related revenues primarily due to growth in the number of high-speed Internet customers. Such increase was partially offset by a decrease in prior year revenue settlements due to the above-described recognition of approximately $11.4 million of revenue in the third quarter of 2005 and a $4.9 million decrease due to a reduced number of dial-up Internet customers.

The $43.0 million increase in 2005 was primarily due to (i) a $24.8 million increase in Internet revenues due primarily to growth in the number of high-speed Internet customers, partially offset by a decrease in the number of dial-up customers, (ii) a $10.8 million increase in special access revenues due to an increase in the number of special circuits provided and an increase in the partial recovery of our increased operating expenses through revenue sharing arrangements with other telephone companies, and (iii) an $8.6 million net increase in revenues related to prior year settlement agreements driven principally by the above-described non-recurring increase in the third quarter of 2005.

Fiber transport and CLEC. Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses. Fiber transport and CLEC revenues increased $33.6 million (29.1%) in 2006, of which $24.4 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC and $8.5 million was attributable to growth in our incumbent fiber transport business. Fiber transport and CLEC revenues increased $41.0 million (55.2%) in 2005, of which $27.7 million was due to revenue from the June 30, 2005 acquisition of fiber assets from KMC and $12.4 million was attributable to growth in our incumbent fiber transport business.

Other revenues. We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) providing new service offerings, principally consisting of our new video and wireless reseller services. Other revenues increased $14.8 million (7.7%) during 2006 primarily due to a $12.1 million increase in revenues of our video and wireless reseller offerings and $2.5 million increase in directory revenues. Other revenues increased $4.8 million (2.5%) during 2005 primarily due to a $4.5 million increase in directory revenues.

OPERATING EXPENSES

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation and amortization)	$888,414	821,929	755,413
Selling, general and administrative	370,272	388,989	397,102
Depreciation and amortization	523,506	531,931	500,904

Operating expenses	$1,782,192	1,742,849	1,653,419

Cost of services and products. Cost of services and products increased $66.5 million (8.1%) in 2006 primarily due to (i) an $18.9 million increase in expenses incurred by the properties acquired from KMC; (ii) an $18.3 million increase in costs associated with growth in our long distance business; (iii) a $14.3 million increase in expenses associated with our video and wireless reseller service offerings; (iv) an $11.5 million increase in Internet operating expenses primarily due to growth in the number of high-speed Internet customers; and (v) $8.6 million of severance and related costs associated with our workforce reduction (see Note 8).

Cost of services and products increased $66.5 million (8.8%) in 2005 primarily due to (i) a $21.9 million increase in expenses incurred by the properties acquired from KMC in June 2005; (ii) a $16.4 million increase in expenses associated with our Internet operations primarily due to an increase in the number of high-speed Internet customers; (iii) a $10.6 million increase in costs associated with growth in our fiber transport business; (iv) a $9.0 million increase in salaries and benefits; (v) an $8.2 million increase in access expenses; (vi) a $5.3 million increase due to start-up costs associated with our new video and wireless reseller services; and (vii) a $4.3 million increase in costs associated with growth in our long distance business. Such increases were partially offset by (i) a $3.9 million decrease in expenses caused by us settling certain pole attachment disputes in 2005 for amounts less than those previously accrued and (ii) a $3.4 million decrease in customer service expense.

Selling, general and administrative. Selling, general and administrative expenses decreased $18.7 million (4.8%) in 2006 primarily due to an $11.0 million decrease in marketing expenses; a $10.6 million reduction in information technology expenses; an $8.7 million reduction in bad debt expense; and a $5.8 million decrease in operating taxes. These decreases were partially offset by a $9.9 million increase in salaries and benefits and a $5.5 million increase in expenses incurred from the properties acquired from KMC.

Selling, general and administrative expenses decreased $8.1 million (2.0%) in 2005 primarily due to (i) a $12.4 million decrease in operating taxes (primarily due to an $8.6 million one-time charge in the third quarter of 2004); (ii) an $11.2 million reduction in bad debt expense, and (iii) a $4.6 million decrease in expenses attributable to our Sarbanes-Oxley internal controls compliance effort. Such decreases were partially offset by (i) $7.9 million of expenses incurred by the properties acquired from KMC; (ii) a $5.9 million increase in customer service and marketing costs associated with growth in our Internet business and (iii) a $2.8 million increase in sales and marketing costs associated with our new video and wireless reseller services.

Depreciation and amortization. Depreciation and amortization decreased $8.4 million (1.6%) in 2006, primarily due to a $25.3 million reduction in depreciation expense due to certain assets becoming fully depreciated. Such decreases were partially offset by (i) a $16.6 million increase due to higher levels of plant in service and (ii) a $3.1 million increase due to depreciation and amortization of the properties acquired from KMC.

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

INTEREST EXPENSE

Interest expense decreased $5.8 million (2.9%) in 2006 compared to 2005 as a $10.5 million decrease due primarily to a decrease in average debt outstanding was partially offset by a $7.1 million increase due to higher average interest rates.

Interest expense decreased $9.3 million (4.4%) in 2005 compared to 2004 as a $16.1 million decrease due primarily to a decrease in average debt outstanding was partially offset by a $7.7 million increase due to higher average interest rates.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction. Other income (expense) was $121.6 million in 2006, $3.2 million in 2005 and $4.5 million in 2004. The years 2006, 2005 and 2004 were impacted by certain charges and credits that are not expected to occur in the future. Included in 2006 were pre-tax gains of approximately $118.6 million, substantially all of which related to the redemption of our RTB stock upon dissolution of the RTB, which were partially offset by pre-tax charges of approximately $11.7 million due to the impairment of certain non-operating investments. Included in 2005 was (i) a $16.2 million pre-tax charge due to the impairment of a non-operating investment; (ii) a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of our Senior J notes; (iii) $3.2 million of non-recurring interest income related to the settlement of various income tax audits; and (iv) a $3.5 million gain from the sale of a non-operating investment. Included in 2004 was a $3.6 million prepayment expense paid in connection with the redemption of $100 million aggregate principal amount of our Series B senior notes in May 2004 and a $2.5 million charge related to the impairment of a non-operating investment.

INCOME TAX EXPENSE

Our effective income tax rate was 37.4%, 37.8% and 38.4% in 2006, 2005 and 2004, respectively. Income tax expense was reduced by approximately $6.4 million in 2006 due to the resolution of various income tax audit issues. Income tax expense for 2005 was increased by $19.5 million as a result of increasing the valuation allowance related to net state operating loss carryforwards. This increase was primarily due to changes in state income tax laws and other factors which impacted the projections of future taxable income. This tax expense increase was more than offset by (i) a reduction of state income tax reserves ($11.6 million, net of federal income tax benefit); (ii) a reduction in our composite state income tax rate due to more income being apportioned to states with lower state tax rates ($8.5 million); and (iii) the favorable settlement of various federal income tax audits ($1.3 million).

ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the impact of adopting FIN 48 to have a material adverse effect on our consolidated financial position or results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required or permitted under other accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”). SFAS 158 was effective for our December 31, 2006 balance sheet and requires us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or liability on our balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to other comprehensive income (loss) and to stockholders’ equity, reflected in accumulated other comprehensive loss. As a result of the implementation of SFAS 158, our non-current assets decreased $64.7 million, our current liabilities decreased $898,000, our non-current liabilities (excluding deferred income taxes) increased approximately $99.5 million, our deferred income taxes decreased approximately $65.4 million and our stockholders’ equity (reflected in accumulated other comprehensive loss) decreased approximately $97.9 million. See Note 1 for additional information.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors. We adopted SAB 108 in the fourth quarter of 2006. Upon the implementation of SAB 108, we recognized a net $9.7 million increase to beginning of the year retained earnings for the cumulative effect of correcting prior year uncorrected misstatements. See Note 1 for additional information.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset. Although we generally have no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), have historically included a component for removal costs in excess of the related estimated salvage value. Notwithstanding the adoption of SFAS 143, SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71. For our telephone operations acquired from Verizon in 2002 (which are not subject to SFAS 71) and our other non-regulated operations, we have not accrued a liability for anticipated removal costs related to tangible long-lived assets through an adjustment to our depreciation rates for these assets. For these reasons, the adoption of SFAS 143 did not have a material effect on our financial statements.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) long-lived assets and (v) income taxes. Actual results may differ from these estimates and assumptions. We believe these critical accounting policies discussed below involve a higher degree of judgment or complexity.

Revenue recognition. Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association, with the exception of DSL-related revenues which were removed from our pooled interstate tariff filing effective July 1, 2006 and are now recognized as revenues when billed. During 2004, we began generally recognizing such interstate network access revenues at the authorized rate of return, unless the actual achieved or projected rate of return was lower than authorized.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach. Since July 2004, we have recognized billings from our tariffs as revenue since we believe such tariffs are “deemed lawful”. There is no assurance that our future tariff filings will be “deemed lawful”. For those billings from tariffs prior to July 2004, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenue some or all of these amounts at the end of the applicable settlement period or as our legal entitlement thereto becomes certain. We recorded approximately $35.9 million as revenue in the third quarter of 2005 as the settlement period related to the 2001/2002 monitoring period lapsed on September 30, 2005. The amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet as of December 31, 2006 for the 2003/2004 monitoring period aggregated approximately $43 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

Allowance for doubtful accounts. In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience. Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers. If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, we may need to increase our reserves from the levels reflected in our accompanying consolidated balance sheet.

Pension and postretirement benefits. The amounts recognized in our financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts. A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets. For 2006 and 2005, we utilized an expected long-term rate of return on plan assets of 8.25%, which we believe reflects the expected long-term rates of return in the financial markets.

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate. Our discount rate at December 31, 2006 ranged from 5.75-5.80% compared to 5.5% at December 31, 2005, which we believe is the appropriate rate at which the pension and postretirement benefits could be effectively settled. Such rates were determined based on a discounted cash flow analysis of our expected cash outflows of our benefit plans. A 25 basis point decrease in the assumed discount rate would increase annual combined pension and postretirement expense approximately $3.0 million.

Intangible and long-lived assets. We are subject to testing for impairment of long-lived assets under two accounting standards, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill). Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. We completed the required annual test of goodwill impairment (as of September 30, 2006) under SFAS 142 and determined our goodwill was not impaired as of such date.

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

INFLATION

Historically, we have mitigated the effects of increased costs by recovering over time certain costs applicable to our regulated telephone operations through the rate-making process. However, LECs operating over 65% of our total access lines are now governed by state alternative regulation plans, some of which restrict or delay our ability to recover increased costs. Additional future regulatory changes may further alter our ability to recover increased costs in our regulated operations. For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes are limited to the rate of inflation, minus a productivity offset. As operating expenses in our nonregulated lines of business increase as a result of inflation, we, to the extent permitted by competition, attempt to recover the costs by increasing prices for our services and equipment.

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

At December 31, 2006, the fair value of our long-term debt was estimated to be $2.5 billion based on the overall weighted average rate of our long-term debt of 6.9% and an overall weighted maturity of 8 years compared to terms and rates available on such date in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 69 basis points in interest rates (ten percent of our overall weighted average borrowing rate). Such an increase in interest rates would result in approximately an $89.6 million decrease in the fair value of our long-term debt. As of December 31, 2006, after giving effect to interest rate swaps currently in place, approximately 80% of our long-term and short-term debt obligations were fixed rate.

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

At December 31, 2006, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. During 2006, we realized an average interest rate under these hedges of 9.03%. Interest expense was increased by $5.8 million during 2006 as a result of these hedges. The aggregate fair market value of these hedges was $20.6 million at December 31, 2006 and is reflected both as a liability and as a decrease in our underlying long-term debt on the December 31, 2006 balance sheet. With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value. A hypothetical 10% increase in the forward rates would result in a $13.3 million decrease in the fair value of these hedges at December 31, 2006, and would also increase our interest expense.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to provide for our cash needs. Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Operating activities. Net cash provided by operating activities was $840.7 million, $964.7 million and $955.8 million in 2006, 2005 and 2004, respectively. Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years. As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006. During 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments. For additional information relating to our operations, see “Results of Operations” above.

Investing activities. Net cash used in investing activities was $193.7 million, $481.4 million and $413.3 million in 2006, 2005 and 2004, respectively. We received approximately $122.8 million cash from the redemption of our RTB stock upon dissolution of the RTB during 2006. See Note 15 for additional information. Cash used for acquisitions was $75.5 million in 2005 (due to the acquisition of fiber assets in 16 metropolitan markets from KMC). Capital expenditures during 2006, 2005 and 2004 were $314.1 million, $414.9 million and $385.3 million, respectively.

Financing activities. Net cash used in financing activities was $780.2 million in 2006, $491.7 million in 2005 and $578.5 million in 2004. Payments of debt were $82.0 million in 2006, $693.3 million in 2005 and $179.4 million in 2004. In accordance with previously announced stock repurchase programs, we repurchased 21.4 million shares (for $802.2 million), 16.4 million shares (for $551.8 million), and 13.4 million shares (for $401.0 million) in 2006, 2005 and 2004, respectively. The 2006 repurchases include 14.36 million shares repurchased (for an aggregate final price of approximately $528.4 million) under accelerated share repurchase agreements with investment banks (see Note 9 for additional information). We initially funded purchases under these agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper. The 2005 repurchases include 12.9 million shares repurchased (for an aggregate final price of $437.5 million) under accelerated share repurchase agreements (see below and Note 9 to the accompanying financial statements for additional information).

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%. We received no proceeds in connection with the remarketing as all proceeds were held in trust to secure the obligation of our equity unit holders to purchase common stock from us on May 16, 2005. In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding. We incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes. We purchased such notes with proceeds from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

On May 16, 2005, upon settlement of 15.9 million of our outstanding equity units, we received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares. In late May 2005, we entered into accelerated share repurchase agreements with investment banks whereby we repurchased and retired 12.9 million shares of common stock for an aggregate final price of $437.5 million, the proceeds of which came from the settlement of the equity units mentioned above and cash on hand.

Other. For 2007, we have budgeted $325 million for capital expenditures. In 2006, we concluded that our prior extensive capital investment in our wireline network permitted us to reduce network capital spending to maintenance levels. We expect this to be the case for the foreseeable future. Our 2007 capital expenditure budget also includes amounts for expanding our new service offerings and expanding our data networks.

The following table contains certain information concerning our material contractual obligations as of December 31, 2006.

	Payments due by period
Contractual obligations	Total	2007	2008-2009	2010-2011		After 2011
	(Dollars in thousands)
Long-term debt, including current maturities and capital lease obligations (1)	$2,567,864	155,012	296,100	691,268	(2)	1,425,484

Interest on long-term debt obligations	$1,549,609	169,565	301,167	251,086		827,791

MRCC purchase price obligation (3)	$336,000	336,000	-	-		-
(1) For additional information on the terms of our outstanding debt instruments, see Note 5 to the consolidated financial statements included in Item 8 of this annual report.

(2) Includes $165 million aggregate principal amount of our convertible debentures, Series K, due 2032, which can be put to us at various dates beginning in 2010.

(3) This amount represents an estimated purchase price based on MRCC’s net indebtedness as of September 30, 2006 (see below for additional information).

In December 2006, we entered into a stock purchase agreement with Madison River Communications Corp. (“MRCC”) and its owner, Madison River Telephone Company, LLC. Under this agreement, we agreed to purchase all of the capital stock of MRCC in exchange for $830 million less MRCC’s net indebtedness on the transaction’s closing date (which was approximately $494 million at September 30, 2006), subject to certain closing adjustments. We expect to initially fund this acquisition using borrowings under our existing credit facility and are currently reviewing our longer term options for repaying or refinancing these borrowings.

We continually evaluate the possibility of acquiring additional communications operations and expect to continue our long-term strategy of pursuing the acquisition of attractively-priced communications properties in exchange for cash, securities or both. At any given time, we may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement. We may require additional financing in connection with any such acquisitions, the consummation of which could have a material impact on our financial condition or operations. Approximately 4.1 million shares of our common stock and 200,000 shares of our preferred stock remain available for future issuance in connection with acquisitions under our acquisition shelf registration statement. We also have access to debt and equity capital markets.

In December 2006, we secured a new five-year, $750 million revolving credit facility. The credit facility contains financial covenants that require us to meet a consolidated leverage ratio (as defined in the facility) not exceeding 4 to 1 and a minimum interest coverage ratio (as defined in the facility) of at least 1.5 to 1. The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facility. We must pay a quarterly commitment fee on the unutilized portion of the facility, the amount of which varies based on our credit ratings. Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings in turn are effectively limited to the total amount available under our credit facility. As of December 31, 2006, we had no amounts outstanding under our new credit facility but did have $23 million outstanding under our commercial paper program.

Moody’s Investors Service (“Moody’s”) rates our long-term debt Baa2 (with a stable outlook) and Standard & Poor’s (“S&P”) rates our long-term debt BBB (with a negative outlook). Our commercial paper program is rated P2 by Moody’s and A3 by S&P. Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our $750 million revolving credit facility. Downgrades could also restrict our access to the capital markets, accelerate the conversion rights of holders of our outstanding convertible securities, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31:

	2006	2005	2004
Debt to total capitalization	44.8%	42.3	46.9
Ratio of earnings to fixed charges and preferred stock dividends*	3.97	3.60	3.57
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

Events affecting the communications industry. Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.

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

Federal USF programs have recently undergone substantial changes, and are expected to experience more changes in the coming years. As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provides relatively predictable levels of support to many LECs, including substantially all of our LECs. In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies. Wireless and other competitive service providers continue to seek eligible telecommunications carrier status in order to receive USF support, which, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements. These developments have placed additional financial pressure on the amount of money that is necessary to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program. Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop support program to decrease in 2005 and 2006 from the amounts received in the prior year. However, based on recent FCC filings, we anticipate our 2007 revenues from the USF High Cost Loop support program will approximate our 2006 levels.

During 2004, a joint board named by the FCC released a notice requesting comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us. In addition, the FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, which in the aggregate could substantially impact these support payments. In August 2005, the joint board sought comments on four separate proposals to modify the distribution of High Cost Loop support funds. In August 2006, the joint board sought comment on the viability of using competitive bidding to determine the amount of high-cost funding for all eligible carriers. We anticipate that the joint board will make reform suggestions to the FCC by mid-2007, at which time the FCC would be required to seek comments. Due to the pending nature of these proposals, we cannot estimate the impact that such proposals would have on our operations.

Recent technological developments have led to the development of new services that compete with traditional LEC services. Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity. Recently several large electric utilities have announced plans to offer communications services that compete with LECs. Recent improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers. VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs and may be priced below those currently charged for traditional local and long distance telephone services. Beginning in late 2003, the FCC initiated rulemaking proceedings to address the regulation of VoIP, and has adopted orders establishing some initial broad regulatory guidelines. There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic. The FCC has received intercarrier compensation proposals from several industry groups, and industry negotiations are continuing with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments. Until the FCC’s proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact this proceeding will have on our results of operations.

Many cable, entertainment, technology or other communication companies that previously offered a limited range of services are now, like us, offering diversified bundles of services. As such, a growing number of companies are competing to serve the communications needs of the same customer base. Several of these companies started offering full service bundles before us, which could give them an advantage in building customer loyalty.

Recent events affecting us. During the last few years, all of the states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business. The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in the markets acquired from Verizon in 2002 and 2000, and it is anticipated that similar action may be taken by others in the future.

State alternative regulation plans recently adopted by certain of our LECs have also affected revenue growth recently. These alternative regulation plans now govern over 65% of our access lines.

Certain long distance carriers continue to request that certain of our LECs reduce their intrastate access tariffed rates. In addition, we have recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless, electronic mail and other optional calling services. In 2006 we incurred a reduction in our intrastate revenues of approximately $16.3 million compared to 2005 primarily due to these factors. The corresponding decrease in 2005 compared to 2004 was $13.4 million. We believe this trend of decreased intrastate minutes will continue in 2007, although the magnitude of such decrease is uncertain.

While we expect our operating revenues in 2007 to continue to experience downward pressure primarily due to continued access line losses and reduced network access revenues, we expect such declines to be partially offset by increased demand for our fiber transport, high-speed Internet and other nonregulated product offerings (including our new video and wireless initiatives).

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

Our consolidated balance sheet as of December 31, 2006 included regulatory liabilities of approximately $186.4 million related to estimated removal costs embedded in accumulated depreciation (as described above). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $71.3 million.

When and if our regulated operations no longer qualify for the application of SFAS 71, we currently do not expect to record any impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations. Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets. We currently do not expect such revisions in asset lives will have a material impact on our results of operations. Upon the discontinuance of SFAS 71, we also would be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71. For the year ended December 31, 2006, approximately $120 million of revenues (and related costs) would have been eliminated had we not been subject to the provisions of SFAS 71. Such elimination would have had no impact on total operating income. For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

We have certain obligations based on federal, state and local laws relating to the protection of the environment. Costs of compliance through 2006 have not been material, and we currently do not believe that such costs will become material.

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

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, as stated in their report which is included herein.

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
March 1, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments. In addition, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for pension and postretirement benefits as of December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Shreveport, Louisiana
March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited management’s assessment, included in the accompanying Report of Management, that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CenturyTel, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CenturyTel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries and related financial statement schedule as listed in Items 15(a)(1) and 15(a)(2), respectively, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule. Such report includes an explanatory paragraph regarding the Company’s change in the method of accounting for share-based payments and pension and postretirement benefits in 2006.

/s/ KPMG LLP

Shreveport, Louisiana
March 1, 2007

CENTURYTEL, INC.
Consolidated Statements of Income

	Year ended December 31,
	2006	2005	2004
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$2,447,730	2,479,252	2,407,372

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	888,414	821,929	755,413
Selling, general and administrative	370,272	388,989	397,102
Depreciation and amortization	523,506	531,931	500,904
Total operating expenses	1,782,192	1,742,849	1,653,419

OPERATING INCOME	665,538	736,403	753,953

OTHER INCOME (EXPENSE)
Interest expense	(195,957)	(201,801)	(211,051)
Other income (expense)	121,568	3,168	4,470
Total other income (expense)	(74,389)	(198,633)	(206,581)

INCOME BEFORE INCOME TAX EXPENSE	591,149	537,770	547,372
Income tax expense	221,122	203,291	210,128

NET INCOME	$370,027	334,479	337,244

BASIC EARNINGS PER SHARE	$3.17	2.55	2.45

DILUTED EARNINGS PER SHARE	$3.07	2.49	2.41

DIVIDENDS PER COMMON SHARE	$.25	.24	.23
AVERAGE BASIC SHARES OUTSTANDING	116,671	130,841	137,215
AVERAGE DILUTED SHARES OUTSTANDING	122,229	136,087	142,144

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)

NET INCOME	$370,027	334,479	337,244

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustment:
Minimum pension liability adjustment, net of $965, $1,438 and ($5,916) tax	1,548	2,307	(9,491)
Unrealized holding gain:
Unrealized holding gains related to marketable securities arising during the period, net of $411, $165 and $940 tax	659	264	1,508
Derivative instruments:
Net losses on derivatives hedging variability of cash flows, net of ($0), ($2,606) and ($219) tax	-	(4,180)	(351)
Reclassification adjustment for losses included in net income, net of $234 and $202 tax	375	324	-
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of taxes	2,582	(1,285)	(8,334)

COMPREHENSIVE INCOME	$372,609	333,194	328,910

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,668	158,846
Accounts receivable
Customers, less allowance of $11,321 and $11,312	150,892	154,367
Interexchange carriers and other, less allowance of $9,584 and $10,409	76,454	82,347
Materials and supplies, at average cost	6,628	6,998
Other	30,475	20,458
Total current assets	290,117	423,016

NET PROPERTY, PLANT AND EQUIPMENT	3,109,277	3,304,486

GOODWILL AND OTHER ASSETS
Goodwill	3,431,136	3,432,649
Other	610,477	602,556
Total goodwill and other assets	4,041,613	4,035,205

TOTAL ASSETS	$7,441,007	7,762,707

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$155,012	276,736
Short-term debt	23,000	-
Accounts payable	129,350	104,444
Accrued expenses and other current liabilities
Salaries and benefits	54,100	60,521
Income taxes	60,522	110,521
Other taxes	46,890	58,660
Interest	73,725	71,580
Other	23,352	14,851
Advance billings and customer deposits	51,614	48,917
Total current liabilities	617,565	746,230

LONG-TERM DEBT	2,412,852	2,376,070

DEFERRED CREDITS AND OTHER LIABILITIES	1,219,639	1,023,134

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 113,253,889 and 131,074,399 shares	113,254	131,074
Paid-in capital	24,256	129,806
Accumulated other comprehensive loss, net of tax	(104,942)	(9,619)
Retained earnings	3,150,933	3,358,162
Preferred stock - non-redeemable	7,450	7,850
Total stockholders' equity	3,190,951	3,617,273

TOTAL LIABILITIES AND EQUITY	$7,441,007	7,762,707

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$370,027	334,479	337,244
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	523,506	531,931	500,904
Gain on asset dispositions	(118,649)	(3,500)	-
Deferred income taxes	49,685	69,530	74,374
Income from unconsolidated cellular entity	(5,861)	(4,910)	(7,067)
Changes in current assets and current liabilities
Accounts receivable	7,909	(685)	2,937
Accounts payable	24,906	(37,174)	15,514
Accrued taxes	(49,735)	72,971	27,040
Other current assets and other current liabilities, net	10,269	(8,111)	12,831
Retirement benefits	5,963	(16,815)	26,954
Excess tax benefits from share-based compensation	(12,034)	-	-
(Increase) decrease in noncurrent assets	9,078	1,973	(34,740)
Increase (decrease) in other noncurrent liabilities	709	2,638	(6,220)
Other, net	24,946	22,412	6,060
Net cash provided by operating activities	840,719	964,739	955,831

INVESTING ACTIVITIES
Payments for property, plant and equipment	(314,071)	(414,872)	(385,316)
Proceeds from redemption of Rural Telephone Bank stock	122,819	-	-
Proceeds from sale of assets	5,865	4,000	-
Acquisitions, net of cash acquired	-	(75,453)	(2,000)
Investment in debt security	-	-	(25,000)
Distributions from unconsolidated cellular entity	-	2,339	8,219
Investment in unconsolidated cellular entity	(5,222)	-	-
Other, net	(3,122)	2,594	(9,214)
Net cash used in investing activities	(193,731)	(481,392)	(413,311)

FINANCING ACTIVITIES
Payments of debt	(81,995)	(693,345)	(179,393)
Proceeds from issuance of debt	23,000	344,173	-
Repurchase of common stock	(802,188)	(551,759)	(401,013)
Settlement of equity units	-	398,164	-
Proceeds from issuance of common stock	97,803	50,374	29,485
Settlements of interest rate hedge contracts	-	(7,357)	-
Excess tax benefits from share-based compensation	12,034	-	-
Cash dividends	(29,203)	(31,862)	(31,861)
Other, net	383	(104)	4,296
Net cash used in financing activities	(780,166)	(491,716)	(578,486)

Net increase (decrease) in cash and cash equivalents	(133,178)	(8,369)	(35,966)
Cash and cash equivalents at beginning of year	158,846	167,215	203,181

CASH AND CASH EQUIVALENTS AT END OF YEAR	$25,668	158,846	167,215

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2006	2005	2004
	(Dollars, except per share amounts, and shares in thousands)
COMMON STOCK (represents dollars and shares)
Balance at beginning of year	$131,074	132,374	144,364
Repurchase of common stock	(21,432)	(16,409)	(13,396)
Issuance of common stock upon settlement of equity units	-	12,881	-
Conversion of preferred stock into common stock	22	7	-
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3,590	2,221	1,406
Balance at end of year	113,254	131,074	132,374

PAID-IN CAPITAL
Balance at beginning of year	129,806	222,205	576,515
Repurchase of common stock	(222,998)	(535,350)	(387,617)
Issuance of common stock upon settlement of equity units	-	385,283	-
Issuance of common stock through dividend reinvestment, incentive and benefit plans	94,213	48,153	28,079
Conversion of preferred stock into common stock	378	118	-
Excess tax benefits from share-based compensation	12,034	-	-
Share based compensation and other	10,823	9,397	5,228
Balance at end of year	24,256	129,806	222,205

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of year	(9,619)	(8,334)	-
Effect of adoption of SFAS 158, net of tax (see Note 1)	(97,905)	-	-
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of tax	2,582	(1,285)	(8,334)
Balance at end of year	(104,942)	(9,619)	(8,334)

RETAINED EARNINGS
Balance at beginning of year	3,358,162	3,055,545	2,750,162
Net income	370,027	334,479	337,244
Repurchase of common stock	(557,758)	-	-
Cumulative effect of adoption of SAB 108 (see Note 1)	9,705	-	-
Cash dividends declared
Common stock - $.25, $.24 and $.23 per share	(28,823)	(31,466)	(31,462)
Preferred stock	(380)	(396)	(399)
Balance at end of year	3,150,933	3,358,162	3,055,545

UNEARNED ESOP SHARES
Balance at beginning of year	-	-	(500)
Release of ESOP shares	-	-	500
Balance at end of year	-	-	-

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	7,850	7,975	7,975
Conversion of preferred stock into common stock	(400)	(125)	-
Balance at end of year	7,450	7,850	7,975

TOTAL STOCKHOLDERS' EQUITY	$3,190,951	3,617,273	3,409,765

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Notes to Consolidated Financial Statements
December 31, 2006

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.

Regulatory accounting - Our regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”). Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise. Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71. We are monitoring the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future. Our consolidated balance sheet as of December 31, 2006 included regulatory liabilities of approximately $186.4 million related to estimated removal costs embedded in accumulated depreciation (as required to be recorded by regulators). Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $71.3 million.

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges. The unearned portion of this revenue is initially deferred as a component of advanced billings and customer deposits on our balance sheet and recognized as revenue over the period that the services are provided. Revenue that is billed in arrears includes nonrecurring network access services, nonrecurring local services and long distance services. The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided. Revenues from installation activities (along with the related costs) are deferred and amortized over the estimated life of the customer relationship.

Certain of our telephone subsidiaries’ revenues are based on tariffed access charges filed directly with the Federal Communications Commission; the remainder of our telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue (except for broadband related revenues) and for certain intrastate revenue. Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through the various sharing arrangements are initially recorded based on our estimates.

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

Intangible assets - Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. We test impairment of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). We base our estimates of the fair value of the reporting unit on valuation models using criterion such as multiples of earnings.

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

Affiliated transactions - Certain of our service subsidiaries provide installation and maintenance services, materials and supplies, and managerial, operational, technical, accounting and administrative services to other subsidiaries. In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment. These transactions are recorded by our telephone subsidiaries at their cost to the extent permitted by regulatory authorities. Intercompany profit on transactions with regulated affiliates is limited to a reasonable return on investment and has not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries. Intercompany profit on transactions with affiliates not subject to SFAS 71 has been eliminated.

Income taxes - We file a consolidated federal income tax return with our eligible subsidiaries. We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Postretirement and pension plans - We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”) as of December 31, 2006. SFAS 158 requires us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or a liability on our balance sheet, with an adjustment to stockholders’ equity (reflected as an increase or decrease in accumulated other comprehensive income or loss). The incremental effect of applying SFAS 158 on individual line items of our balance sheet as of December 31, 2006 were as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
	(Dollars in thousands)

Other assets	$675,215	(64,738)	610,477
Total assets	$7,505,745	(64,738)	7,441,007
Accrued expenses and other current liabilities	$259,487	(898)	258,589
Deferred credits and other liabilities (excluding deferred income taxes)	$447,066	99,512	546,578
Deferred income taxes	$738,508	(65,447)	673,061
Total liabilities	$4,216,889	33,167	4,250,056
Accumulated other comprehensive loss, net of tax	$(7,037)	(97,905)	(104,942)
Total stockholders’ equity	$3,288,856	(97,905)	3,190,951

Cumulative effect adjustment - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Results” (“SAB 108”). SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB 108 requires companies to quantify misstatements using both a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors.

We identified two misstatements that previously were deemed immaterial using the income statement approach that are now deemed material upon application of the balance sheet approach. Such misstatements relate to (i) the failure to capitalize interest in connection with the development of our billing system, which began in the late 1990’s; and (ii) the failure to defer the revenues and costs associated with installation activities related to our service offerings. Using the guidance of SAB 108, we have recorded a net cumulative effect adjustment to retained earnings (as of January 1, 2006), which increased retained earnings approximately $9.7 million (presented on an after-tax basis). Of the $9.7 million net increase to retained earnings, approximately $14.0 million related to the capitalized interest adjustment, which was partially offset by a reduction to retained earnings of approximately $4.3 million related to the installation activities adjustment. We have adjusted our results of operations for the first, second and third quarters of 2006 to reflect the ongoing application of the above. Such adjustments were immaterial to each quarter.

Stock-based compensation - Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment", which requires us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date. Prior to January 1, 2006, we accounted for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.  See Note 14 for additional information.

Derivative financial instruments - We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. SFAS 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them. On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge. A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not, or is no longer, highly effective as a hedge, we would discontinue hedge accounting prospectively. We recognize all derivatives on the balance sheet at their fair value. Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of accumulated other comprehensive income (loss)), depending on whether the derivative is being used to hedge changes in the fair value or cash flows. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

Earnings per share - Basic earnings per share amounts are determined on the basis of the weighted average number of common shares outstanding during the applicable accounting period. Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period. See Note 13 for additional information.

Cash equivalents - We consider short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

(2)	ACQUISITION

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million. The assets acquired and liabilities assumed have been reflected in our consolidated balance sheet based on a purchase price allocation determined by independent third parties. The vast majority of the purchase price was allocated to property, plant and equipment. See Note 3 for information concerning amounts allocated to certain intangible assets as a result of the KMC acquisition. The results of operations of the KMC properties are included in our results of operations from and after the acquisition date.

(3)	GOODWILL AND OTHER ASSETS

Goodwill and other assets at December 31, 2006 and 2005 were composed of the following:

December 31,	2006	2005
	(Dollars in thousands)

Goodwill	$3,431,136	3,432,649
Billing system development costs, less accumulated amortization of $26,752 and $14,899	204,597	193,579
Cash surrender value of life insurance contracts	94,788	94,801
Deferred costs associated with installation activities	73,256	-
Pension asset	16,187	73,360
Intangible assets not subject to amortization	36,690	36,690
Marketable securities	32,235	29,195
Deferred interest rate hedge contracts	23,134	25,624
Investment in debt security	22,209	21,611
Intangible assets subject to amortization
Customer base, less accumulated amortization of $7,022 and $5,349	18,072	19,745
Contract rights, less accumulated amortization of $3,256 and $1,861	930	2,326
Other	88,379	105,625
	$4,041,613	4,035,205

Our goodwill was derived from numerous previous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired. We test for goodwill impairment annually under SFAS 142 and, based on our analysis performed as of September 30, 2006, determined our goodwill was not impaired.

We accounted for the costs to develop an integrated billing and customer care system in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Aggregate capitalized costs (before accumulated amortization) totaled $231.3 million and are being amortized over a twenty-year period. We adjusted the aggregate capitalized costs as of January 1, 2006 to include previously unrecognized capitalized interest. See Note 1 - Cumulative effect adjustment for additional information.

In connection with the application of SAB 108 (see Note 1), we established deferred revenues and costs associated with installation activities effective as of January 1, 2006.

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

We assigned $22.7 million of the purchase price to a customer base intangible asset in connection with the acquisitions of Verizon properties in 2002. In 2005, $2.4 million of the purchase price of our acquisition of KMC fiber assets was assigned to a customer base intangible asset. Such assets are being amortized over 15 years. In addition, as mentioned above, in 2004 we established an intangible asset related to the contractual rights to provide video service. Total amortization expense for these customer base and contractual right intangible assets for 2006, 2005 and 2004 was $3.1 million, $3.0 million and $2.0 million, respectively, and is expected to be $2.6 million in 2007 and $1.7 million annually thereafter through 2010.

(4)	PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31, 2006 and 2005 was composed of the following:

December 31,	2006	2005
	(Dollars in thousands)

Cable and wire	$4,224,453	4,123,805
Central office	2,522,940	2,532,034
General support	760,170	768,972
Fiber transport	222,595	188,451
Information origination/termination	62,060	59,838
Construction in progress	59,198	81,532
Other	42,344	46,745
	7,893,760	7,801,377
Accumulated depreciation	(4,784,483)	(4,496,891)
Net property, plant and equipment	$3,109,277	3,304,486

Depreciation expense was $520.4 million, $528.9 million and $498.9 million in 2006, 2005 and 2004, respectively.

(5)	LONG-TERM DEBT

Our long-term debt as of December 31, 2006 and 2005 was as follows:

December 31,	2006	2005
	(Dollars in thousands)
CenturyTel
Senior notes and debentures:
7.20% Series D, due 2025	$100,000	100,000
6.30% Series F, due 2008	240,000	240,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H, due 2010	500,000	500,000
6.02% Series J, due 2007	100,908	100,908
4.75% Series K, due 2032	165,000	165,000
7.875% Series L, due 2012	500,000	500,000
5.0% Series M, due 2015	350,000	350,000
Unamortized net discount	(5,640)	(6,578)
Net fair value of derivative instruments:
Series H senior notes	10,853	13,716
Series L senior notes	(20,593)	(17,645)
Other	-	39
Total CenturyTel	2,365,528	2,370,440

Subsidiaries
First mortgage debt
5.34%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	133,738	146,905
7.98% notes, due through 2016	4,420	4,700
Other debt
6.6%* unsecured medium-term notes, due through 2008	61,499	122,499
9.40%* notes, due in installments through 2028	971	4,931
5.55%* capital lease obligations, due through 2008	1,708	3,331
Total subsidiaries	202,336	282,366
Total long-term debt	2,567,864	2,652,806
Less current maturities	155,012	276,736
Long-term debt, excluding current maturities	$2,412,852	2,376,070
* Weighted average interest rate at December 31, 2006

The approximate annual debt maturities for the five years subsequent to December 31, 2006 are as follows: 2007 - $155.0 million; 2008 - $280.6 million; 2009 - $15.5 million; 2010 - $679.2 million; and 2011 - $12.1 million.

Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements. Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met. At December 31, 2006, restricted net assets of subsidiaries were $145.8 million and subsidiaries’ retained earnings in excess of amounts restricted by debt covenants totaled $1.6 billion. At December 31, 2006, approximately $2.2 billion of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

The senior notes and debentures of CenturyTel referred to above were issued under an indenture dated March 31, 1994. This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon its property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. The indenture does not contain any provisions that are impacted by our credit ratings, or that restrict the issuance of new securities in the event of a material adverse change to us.

Approximately 15% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

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

Between April 15, 2005 and May 4, 2005, we repurchased and cancelled an aggregate of approximately 4.1 million of our equity units in privately-negotiated transactions with six institutional holders at an average price of $25.18 per unit. The remaining 15.9 million equity units outstanding on May 16, 2005 were settled in stock in accordance with the terms and conditions of the purchase contract that formed a part of such unit. Accordingly, on May 16, 2005, we received proceeds of approximately $398.2 million and issued approximately 12.9 million common shares in the aggregate. See Note 9 for information on our accelerated share repurchase program which mitigated the dilutive impact of issuing these 12.9 million shares.

As of December 31, 2006, we had available a $750 million five-year revolving credit facility, which had no amounts outstanding at December 31, 2006. Our commercial paper program had $23 million outstanding as of December 31, 2006.

In 2002, we issued $165 million of convertible senior debentures, Series K, due 2032 (which bear interest at 4.75% and which may be converted under certain specified circumstances into shares of CenturyTel common stock at a conversion price of $40.455 per share). Holders of the convertible senior debentures will have the right to require us to purchase all or a portion of the debentures on August 1, 2010 and August 1, 2017. In each case, the purchase price payable will be equal to 100% of the principal amount of the debentures to be purchased plus any accrued and unpaid interest to the purchase date. For purchases on or after August 1, 2010, we may choose to pay the purchase price in cash or shares of our common stock, or any combination thereof (except that we will pay any accrued and unpaid interest in cash).

(6)	DERIVATIVE INSTRUMENTS

In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%. These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012. During 2006, we realized an average interest rate under these hedges of 9.03%. Interest expense was increased by $5.8 million during 2006 as a result of these hedges. The aggregate fair value of such hedges at December 31, 2006 was $20.6 million and is reflected on the accompanying balance sheet as both a liability (included in “Deferred credits and other liabilities”) and as a decrease to our underlying long-term debt.

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

(7)	DEFERRED CREDITS AND OTHER LIABILITIES

Deferred credits and other liabilities at December 31, 2006 and 2005 were composed of the following:

December 31,	2006	2005
	(Dollars in thousands)

Deferred federal and state income taxes	$673,061	670,420
Accrued postretirement benefit costs	327,337	241,153
Deferred revenue	99,669	19,554
Accrued pension costs	36,784	-
Fair value of interest rate swap	20,593	17,645
Additional minimum pension liability	-	11,662
Minority interest	9,226	8,372
Other	52,969	54,328
	$1,219,639	1,023,134

In connection with the application of SAB 108 (see Note 1), we established deferred revenues and costs associated with installation activities effective as of January 1, 2006.

(8)	REDUCTION IN WORKFORCE

On March 1, 2006 and August 30, 2006, we announced workforce reductions involving an aggregate of approximately 400 jobs, or 6% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years. For 2006, we incurred a net pre-tax charge of approximately $7.5 million (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact related to such expenses) in connection with severance and related costs. Of the $9.4 million charged to operating expenses, approximately $8.6 million was reflected in cost of services and products and $845,000 was reflected in selling, general and administrative expenses. The following table reflects additional information regarding the severance-related liability for 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	9,431
Adjustments to accrual amounts	(529)
Amount paid	(8,445)
Balance at December 31, 2006	$457

(9)	STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,	2006
(In thousands)

Incentive compensation programs	7,669
Acquisitions	4,064
Employee stock purchase plan	4,552
Dividend reinvestment plan	315
Conversion of convertible preferred stock	406
Other employee benefit plans	1,505
18,511

In accordance with previously announced stock repurchase programs, we repurchased 21.4 million shares (for $802.2 million), 16.4 million shares (for $551.8 million) and 13.4 million shares (for $401.0 million) in 2006, 2005 and 2004, respectively. The 2006 and 2005 repurchases included 14.36 million and 12.9 million shares, respectively, repurchased (for a total price of $528.4 and $437.5 million, respectively) under accelerated share repurchase agreements (see below for additional information).

On February 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005. In February 2006, we repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share. We funded repurchases under these agreements through short-term borrowings and cash on hand. As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts. At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price. We reflected such settlement amount as an adjustment to retained earnings in our financial statements during 2006.

In late May 2005, we entered into accelerated share repurchase agreements with three investment banks whereby we repurchased and retired approximately 12.9 million shares of our common stock for an aggregate of $416.5 million cash (or an initial average price of $32.34 per share). We funded this purchase using the proceeds received from the settlement of the equity units mentioned in Note 5 and from cash on hand. As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 12.9 million shares of our common stock during the term of the contracts. At the end of the repurchase period, we paid an aggregate of approximately $21.0 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price. We reflected such settlement amount as an adjustment to paid-in capital.

During 2006, our stockholders’ equity was reduced by approximately $97.9 million upon the adoption of SFAS 158 and increased approximately $9.7 million upon the application of SAB 108. See Note 1 for additional information.

Under CenturyTel’s Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share. At December 31, 2006, the holders of 5.0 million shares of common stock were entitled to ten votes per share.

Preferred stock - As of December 31, 2006, we had 2.0 million shares of authorized preferred stock, $25 par value per share. At December 31, 2006 and 2005, there were 298,000 and 314,000 shares, respectively, of outstanding convertible preferred stock. Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel’s liquidation and vote as a single class with the holders of common stock.

Shareholders’ Rights Plan - On November 1, 2006, our 1996 rights agreement (and each preference share purchase right issued thereunder) lapsed in accordance with its stated terms.

(10)	POSTRETIREMENT BENEFITS

We sponsor health care plans (which use a December 31 measurement date) that provide postretirement benefits to all qualified retired employees.

In May 2004, the Financial Accounting Standards Board issued Financial Statement Position FAS 106-2, which provides accounting guidance to sponsors of postretirement health care plans that are impacted by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). We believe that certain drug benefits offered under our postretirement health care plans will qualify for subsidy under Medicare Part D. In the third quarter of 2004, we estimated that the effect of the Act on us would not be material and reflected the effects of the Act as of the December 31, 2004 measurement date. As of this date, we estimated that the reduction in our accumulated benefit obligation attributable to prior service cost was approximately $7 million and reflected such amount as an actuarial gain.

In 2005, in connection with negotiating certain union contracts, we amended certain retiree contribution and retirement eligibility provisions of our plan.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2006	2005	2004
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$353,942	305,720	311,421
Service cost	6,982	6,289	6,404
Interest cost	18,980	16,718	17,585
Participant contributions	1,583	1,637	1,362
Plan amendments	(7,978)	23,289	2,529
Direct subsidy receipts	717	-	-
Actuarial (gain) loss	319	16,391	(18,185)
Benefits paid	(17,128)	(16,102)	(15,396)
Benefit obligation at end of year	$357,417	353,942	305,720

Change in plan assets
Fair value of plan assets at beginning of year	$29,545	29,570	29,877
Return on assets	3,280	1,440	2,377
Employer contributions	12,800	13,000	11,350
Participant contributions	1,583	1,637	1,362
Benefits paid	(17,128)	(16,102)	(15,396)
Fair value of plan assets at end of year	$30,080	29,545	29,570

Net periodic postretirement benefit cost for 2006, 2005 and 2004 included the following components:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Service cost	$6,982	6,289	6,404
Interest cost	18,980	16,718	17,585
Expected return on plan assets	(2,437)	(2,440)	(2,465)
Amortization of unrecognized actuarial loss	3,719	2,916	3,611
Amortization of unrecognized prior service credit	(855)	(1,876)	(3,648)
Net periodic postretirement benefit cost	$26,389	21,607	21,487

The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2006, 2005 and 2004.

December 31,	2006	2005	2004
	(Dollars in thousands)

Benefit obligation	$(357,417)	(353,942)	(305,720)
Fair value of plan assets	30,080	29,545	29,570
Unamortized prior service credit	-	(1,726)	(26,891)
Unrecognized net actuarial loss	-	82,660	68,185
Accrued benefit cost	$(327,337)	(243,463)	(234,856)

In accordance with SFAS 158, the unamortized prior service credit ($8.8 million as of December 31, 2006) and unrecognized net actuarial loss ($78.4 million as of December 31, 2006) components have been reflected as a $69.6 million net reduction ($40.1 million after-tax) to accumulated other comprehensive loss within stockholders’ equity. The estimated amount of amortization expense (income) of the above unrecognized items that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost during 2007 are (i) ($2.0 million) for the prior service credit and (ii) $3.2 million for the net actuarial loss. See Note 1 for additional information.

Assumptions used in accounting for postretirement benefits as of December 31, 2006 and 2005 were:

	2006	2005
Determination of benefit obligation
Discount rate	5.75%	5.5
Healthcare cost increase trend rates (Medical/Prescription Drug)
Following year	8.0/11.0%	9.0/14.0
Rate to which the cost trend rate is assumed to decline (the ultimate cost trend rate)	5.0/5.0%	5.0/5.0
Year that the rate reaches the ultimate cost trend rate	2010/2013	2010/2015

Determination of benefit cost
Discount rate	5.50%	5.75
Expected return on plan assets	8.25%	8.25

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

Our postretirement benefit plan weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	2006	2005
Equity securities	60.1%	60.2
Debt securities	27.9	31.4
Other	12.0	8.4
Total	100.0%	100.0

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

Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans. A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point Decrease
	(Dollars in thousands)

Effect on annual total of service and interest cost components	$243	(312)
Effect on postretirement benefit obligation	$3,775	(4,729)

We expect to contribute approximately $16.7 million to our postretirement benefit plan in 2007.

Our estimated future projected benefit payments under our postretirement benefit plan are as follows:

Year	Before Medicare Subsidy	Medicare Subsidy	Net of Medicare Subsidy
	(Dollars in thousands)

2007	$18,067	(1,327)	16,740
2008	$20,120	(1,576)	18,544
2009	$22,242	(1,814)	20,428
2010	$24,393	(1,801)	22,592
2011	$26,152	(1,533)	24,619
2012-2016	$141,920	(2,781)	139,139

(11)	DEFINED BENEFIT AND OTHER RETIREMENT PLANS

We sponsor defined benefit pension plans for substantially all employees. We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits. We use a December 31 measurement date for all our plans.

The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for our above-referenced defined benefit plans.

December 31,	2006	2005	2004
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$460,599	418,630	390,833
Service cost	17,679	15,332	14,175
Interest cost	25,935	23,992	23,156
Plan amendments	(3,827)	31	428
Actuarial loss	6,789	28,016	16,304
Settlements	(13,232)	-	-
Benefits paid	(19,641)	(25,402)	(26,266)
Benefit obligation at end of year	$474,302	460,599	418,630

Change in plan assets
Fair value of plan assets at beginning of year	$407,367	363,981	348,308
Return on plan assets	46,297	25,453	35,892
Employer contributions	31,503	43,335	6,047
Benefits paid	(32,874)	(25,402)	(26,266)
Fair value of plan assets at end of year	$452,293	407,367	363,981

Net periodic pension expense for 2006, 2005 and 2004 included the following components:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Service cost	$17,679	15,332	14,175
Interest cost	25,935	23,992	23,156
Expected return on plan assets	(32,706)	(29,225)	(28,195)
Settlements	3,344	-	1,093
Recognized net losses	9,670	6,328	5,525
Net amortization and deferral	19	289	279
Net periodic pension expense	$23,941	16,716	16,033

The following table sets forth the combined plans’ funded status and amounts recognized in our consolidated balance sheet at December 31, 2006, 2005 and 2004.

December 31,	2006	2005	2004
	(Dollars in thousands)

Benefit obligation	$(474,302)	(460,599)	(418,630)
Fair value of plan assets	452,293	407,367	363,981
Unrecognized transition asset	-	(396)	(648)
Unamortized prior service cost	-	3,109	3,618
Unrecognized net actuarial loss	-	123,879	98,479
Net amount recognized	$(22,009)	73,360	46,800

In accordance with SFAS 158, the unrecognized transition asset ($144,000 as of December 31, 2006), unamortized prior service credit ($989,000 as of December 31, 2006) and unrecognized net actuarial loss ($104.1 million as of December 31, 2006) components have been reflected as a $102.9 million net reduction ($63.4 million after-tax) to accumulated other comprehensive loss within stockholders’ equity. The estimated amount of amortization expense (income) of the above unrecognized amounts that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost for 2007 are (i) ($144,000) for the transition asset; (ii) $165,000 for the prior service cost and (iii) $5.9 million for the net actuarial loss.

Amounts recognized on the balance sheet consist of:

December 31,	2006	2005
	(Dollars in thousands)

Pension asset (reflected in Other Assets)*	$16,187	73,360
Accrued expenses and other current liabilities*	(1,412)	-
Other deferred credits*	(36,784)	-
Additional minimum pension liability (reflected in Deferred Credits and Other Liabilities)	-	(11,662)
Accumulated Other Comprehensive Loss	-	11,662
Net amount recognized	$(22,009)	73,360
* For 2006, in accordance with SFAS 158, those plans that are overfunded are reflected as assets; those plans that are underfunded are reflected as liabilities.

Our aggregate accumulated benefit obligation as of December 31, 2006 and 2005 was $407.2 million and $392.3 million, respectively.

Assumptions used in accounting for the pension plans as of December 2006 and 2005 were:

	2006	2005
Determination of benefit obligation
Discount rate	5.8%	5.5
Weighted average rate of compensation increase	4.0%	4.0

Determination of benefit cost
Discount rate	5.5%	5.75
Weighted average rate of compensation increase	4.0%	4.0
Expected long-term rate of return on assets	8.25%	8.25

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

Our pension plans weighted-average asset allocations at December 31, 2006 and 2005 by asset category are as follows:

	2006	2005
Equity securities	71.7%	69.5
Debt securities	25.8	28.0
Other	2.5	2.5
Total	100.0%	100.0

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

The amount of the 2007 contribution will be determined based on a number of factors, including the results of the 2007 actuarial valuation report. At this time, the amount of the 2007 contribution is not known.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2007 - $24.3 million; 2008 - $27.1 million; 2009 - $29.0 million; 2010 - $31.4 million; 2011 - $33.9 million; and 2012-2016 - $199.5 million.

Through December 31, 2006, we also sponsored an Employee Stock Ownership Plan (“ESOP”) which covers most employees with one year of service and is funded by our contributions determined annually by the Board of Directors. Our expense related to the ESOP during 2006, 2005 and 2004 was $7.9 million, $7.3 million, and $8.1 million, respectively. At December 31, 2006, the ESOP owned an aggregate of 3.4 million shares of CenturyTel common stock. After 2006, our contribution to the ESOP will be discontinued.

We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plans”) which are available to substantially all employees. Our matching contributions to the 401(k) Plans were $8.6 million in 2006, $8.5 million in 2005 and $9.1 million in 2004. Our matching contribution to the 401(k) Plans will increase in 2007, but such increase will be less than the reduction from the discontinuance of the ESOP contributions mentioned above.

(12)	INCOME TAXES

Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 was as follows:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)
Federal
Current	$146,201	139,836	121,374
Deferred	37,687	35,499	59,973
State
Current	25,236	(6,075)	14,380
Deferred	11,998	34,031	14,401
	$221,122	203,291	210,128

Income tax expense was allocated as follows:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Income tax expense in the consolidated statements of income	$221,122	203,291	210,128
Stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(12,034)	(6,261)	(3,244)
Tax effect of the change in accumulated other comprehensive income (loss)	(63,837)	(801)	(5,195)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2006	2005	2004
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	4.1	3.4	3.4
Other, net	(1.7)	(.6)	-
Effective income tax rate	37.4%	37.8	38.4

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2006 and 2005 were as follows:

December 31,	2006	2005
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$131,890	65,318
Net state operating loss carryforwards	61,875	56,506
Other employee benefits	24,907	21,176
Other	45,628	42,657
Gross deferred tax assets	264,300	185,657
Less valuation allowance	(61,049)	(54,412)
Net deferred tax assets	203,251	131,245

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(334,521)	(334,011)
Goodwill	(503,126)	(447,850)
Other	(27,010)	(19,804)
Gross deferred tax liabilities	(864,657)	(801,665)
Net deferred tax liability	$(661,406)	(670,420)

Of the $661.4 million net deferred tax liability as of December 31, 2006, approximately $673.1 million is reflected as a net long-term liability (in “Other deferred credits”) and approximately $11.7 million is reflected as a net current deferred tax asset (in “Other current assets”).

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. As of December 31, 2006, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2026, of $61.9 million. The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result of such assessment, we reserved $61.0 million through the valuation allowance as of December 31, 2006 as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration. Income tax expense was reduced by approximately $6.4 million in 2006 due to the resolution of various income tax audit issues. Income tax expense for 2005 was increased by $19.5 million as a result of increasing the valuation allowance related to net state operating loss carryforwards. This increase was primarily due to changes in state income tax laws and other factors which impacted the projections of future taxable income.

(13)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2006	2005	2004
	(Dollars, except per share amounts, and shares in thousands)

Income (Numerator):
Net income	$370,027	334,479	337,244
Dividends applicable to preferred stock	(380)	(396)	(399)
Net income applicable to common stock for computing basic earnings per share	369,647	334,083	336,845
Interest on convertible debentures, net of tax	4,828	4,875	4,829
Dividends applicable to preferred stock	380	396	399
Net income as adjusted for purposes of computing diluted earnings per share	$374,855	339,354	342,073
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	117,363	131,044	137,225
Nonvested restricted stock	(692)	(203)	-
Employee Stock Ownership Plan shares not committed to be released	-	-	(10)
Weighted average number of shares outstanding during period for computing basic earnings per share	116,671	130,841	137,215
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	4,493	4,511	4,514
Shares issuable upon settlement of accelerated share repurchase agreements	365	378	-
Shares issuable under incentive compensation plans	700	357	415
Number of shares as adjusted for purposes of computing diluted earnings per share	122,229	136,087	142,144

Basic earnings per share	$3.17	2.55	2.45
Diluted earnings per share	$3.07	2.49	2.41

In connection with calculating our diluted earnings per share for our accelerated share repurchase program discussed in Note 9, we assumed the accelerated share repurchase market price adjustment would be settled through our issuance of additional shares of common stock, which was allowed (at our discretion) in the agreement. Accordingly, the estimated shares issuable based on the fair value of the forward contract was included in the weighted average shares outstanding for the computation of diluted earnings per share.

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 1.0 million for 2006, 1.8 million for 2005 and 2.4 million for 2004.

(14)	STOCK COMPENSATION PROGRAMS

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date. Such cost will be recognized as compensation expense over the period during which the employee is required to provide service in exchange for the award. Compensation cost is also recognized over the applicable remaining vesting period for any outstanding options that were not fully vested as of January 1, 2006. We did not have any unvested outstanding options as of January 1, 2006 since our Board of Directors accelerated the vesting of all unvested options effective as of December 31, 2005, as described below. We elected the modified prospective transition method as permitted by SFAS 123(R); accordingly, we did not restate prior period results.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares. As of December 31, 2006, we had reserved approximately 7.7 million shares of common stock which may be issued in connection with incentive awards made in the future under our current incentive programs. We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

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

During 2006 we granted 1,007,175 stock options with exercise prices at market value. All of these options expire ten years after the date of grant and have a three-year vesting period. The weighted average fair value of each option was estimated as of the date of grant to be $12.75 using a Black-Scholes option pricing model using the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk free interest rate - 4.65% (rates ranged from 4.28% to 5.22%); and expected term - 7 years (executive officers) and 5 years (all other employees).

During 2005 we granted 1,015,025 stock options with exercise prices at market value. The weighted average fair value of each of the 2005 options was estimated as of the date of grant to be $12.68 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 4.2%; and expected option life - seven years.

During 2004 we granted 952,975 stock options with exercise prices at market value. The weighted average fair value of each of the 2004 options was estimated as of the date of grant to be $10.25 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 3.6%; and expected option life - seven years.

The expected volatility was based on the historical volatility of our common stock over the 7- and 5- year terms mentioned above. The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

Stock option transactions during 2006, 2005 and 2004 were as follows:

	Number of options	Average price	Remaining contractual term (in years)	Aggregate intrinsic value
Outstanding December 31, 2003	6,734,572	$28.14
Granted	952,975	22.96
Exercised	(827,486)	28.22
Forfeited/Cancelled	(146,503)	27.90
Outstanding December 31, 2004	6,713,558	$28.79
Granted	1,015,025	25.04
Exercised	(1,664,625)	33.69
Forfeited/Cancelled	(68,500)	31.40
Outstanding December 31, 2005	5,995,458	$30.63
Granted	1,007,175	35.98
Exercised	(3,047,918)	29.15
Forfeited/Cancelled	(58,916)	32.54
Outstanding December 31, 2006	3,895,799	$33.14	6.5	$40,967,000

Exercisable December 31, 2006	2,918,724	$32.20	5.7	$33,452,000

In addition, during 2006, we issued 293,943 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $36.02 per share. During 2005, we issued 286,123 shares of restricted stock at a weighted-average price of $33.47 per share, and during 2004, we issued 227,075 shares of restricted stock at a weighted-average price of $27.63 per share. Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors). Nonvested restricted stock transactions during 2006 were as follows:

	Number of shares	Average grant date fair value
Nonvested at January 1, 2006	511,919	$30.92
Granted	293,943	36.02
Vested	(80,641)	32.58
Forfeited	(13,133)	30.70
Nonvested at December 31, 2006	712,088	$32.84

The total compensation cost for share-based payment arrangements in 2006, 2005 and 2004 was $11.9 million, $4.7 million and $1.3 million, respectively. We recognized a tax benefit related to such arrangements of approximately $4.5 million in 2006, $1.8 million in 2005 and $491,000 in 2004. As of December 31, 2006, there was $22.0 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.0 years.

We received net cash proceeds of $88.8 million during 2006 in connection with option exercises. The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $31.0 million during 2006, $16.3 million during 2005 and $8.6 million during 2004. The excess tax benefit realized from stock options exercised and restricted stock released during 2006 was $12.0 million. The total fair value of restricted stock that vested during 2006, 2005 and 2004 was $2.6 million, $208,000 and $1.3 million, respectively.

Prior to January 1, 2006, we accounted for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Options have been granted at a price either equal to or exceeding the then-current market price. Accordingly, we did not recognize compensation cost in connection with issuing stock options prior to January 1, 2006. If compensation cost for our options had been determined consistent with SFAS 123(R), our net income and earnings per share on a pro forma basis for 2005 and 2004 would have been as follows:

Year ended December 31,	2005	2004
	(Dollars in thousands, except per share amounts)

Net income, as reported	$334,479	337,244
Add: Stock-based compensation expense reflected in net income, net of tax	96	-
Less: Total stock-based compensation expense determined under fair value based method, net of tax	(12,537)	(9,767)
Pro forma net income	$322,038	327,477

Basic earnings per share
As reported	$2.55	2.45
Pro forma	$2.46	2.38
Diluted earnings per share
As reported	$2.49	2.41
Pro forma	$2.40	2.34

(15)	GAIN ON ASSET DISPOSITIONS

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

(16)	SUPPLEMENTAL CASH FLOW DISCLOSURES

The amount of interest actually paid, net of amounts capitalized of $1.9 million, $2.8 million and $762,000 during 2006, 2005 and 2004, respectively, was $191.9 million, $194.8 million and $207.2 million during 2006, 2005 and 2004, respectively. Income taxes paid were $212.4 million in 2006, $88.8 million in 2005 and $129.9 million in 2004. Income tax refunds totaled $3.0 million in 2006, $4.9 million in 2005 and $8.9 million in 2004.

We have consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2006. In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Property, plant and equipment, net	$-	66,450	-
Goodwill	-	-	5,274
Deferred credits and other liabilities	-	-	(3,381)
Other assets and liabilities, excluding cash and cash equivalents	5,222	9,003	107
Decrease in cash due to acquisitions	$5,222	75,453	2,000

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2006 and 2005.

	Carrying Amount	Fair value
	(Dollars in thousands)
December 31, 2006

Financial assets	$110,134	110,134	(2)

Financial liabilities
Long-term debt (including current maturities)	$2,567,864	2,522,347	(1)
Interest rate swaps	$20,593	20,593	(2)
Other	$51,614	51,614	(2)

December 31, 2005

Financial assets	$110,912	228,651	(2)

Financial liabilities
Long-term debt (including current maturities)	$2,652,806	2,648,843	(1)
Interest rate swaps	$17,645	17,645	(2)
Other	$48,917	48,917	(2)
(1)	Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.
(2)	Fair value was estimated by us to approximate carrying value or is based on current market information (see below for further information).

Included in Financial Assets at December 31, 2005 was our investment in stock of the RTB. The carrying value of our investment in RTB stock ($5.1 million) was reflected on the balance sheet on the cost basis and did not include the cumulative stock dividends earned. In 2006, upon dissolution of the RTB, we received $122.8 million in cash for redemption of our investment in stock of the RTB and recorded a pre-tax gain of approximately $117.8 million in 2006 related to this transaction.

We believe the carrying amount of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments and have not been reflected in the above table.

(18)	BUSINESS SEGMENTS

We are an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. As a result of increased bundling of our local exchange and long distance service offerings, beginning in 2006, we have combined the revenues of such offerings into a category entitled “Voice”. Prior periods have been restated to insure comparability.

Our operating revenues for our products and services include the following components:

Year ended December 31,	2006	2005	2004
	(Dollars in thousands)

Voice	$860,741	892,272	903,025
Network access	878,702	959,838	966,011
Data	351,495	318,770	275,777
Fiber transport and CLEC	149,088	115,454	74,409
Other	207,704	192,918	188,150
Total operating revenues	$2,447,730	2,479,252	2,407,372

For a description of each of the sources of revenues, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues.

Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)	COMMITMENTS AND CONTINGENCIES

Construction expenditures and investments in vehicles, buildings and equipment during 2007 are estimated to be $325 million. We generally do not enter into firm, committed contracts for such activities.

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets. On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient. We have appealed this class certification decision, although we cannot predict the length of time before this appeal will be adjudicated. Our preliminary analysis indicates that we billed less than $9 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above. Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly. The Court’s order does not specify the award of damages, the scope and amounts of which, if any,  remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff's claims. Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time. However, considering the one-time nature of any adverse result, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful. Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC. Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach. Since July 2004, we have recognized billings from our tariffs as revenue since we believe such tariffs are “deemed lawful”. For those billings from tariffs prior to July 2004, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenue some or all of these amounts at the end of the applicable settlement period or as our legal entitlement thereto becomes certain. As of December 31, 2006, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $43 million. The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

As discussed above in Note 15, we received approximately $122.8 million in cash from the dissolution of the Rural Telephone Bank (“RTB”). Some portion of the gain recognized in connection with the receipt of these proceeds, while not estimable at this time, is currently or may be subject to review by regulatory authorities which may result in us recording a regulatory liability.

In March 2006, we filed a complaint against AT&T Corp. and AT&T Communications, Inc. (collectively, “AT&T”) in the United States District Court for the District of New Jersey. This lawsuit currently includes 24 other local exchange company plaintiffs. Our complaint seeks recovery from AT&T of unpaid and underpaid access charges for calls made using AT&T’s prepaid calling cards and calls that used Internet Protocol (“IP”) for a portion of their transmission. We believe AT&T improperly classified certain of the prepaid calling card calls as interstate traffic rather than intrastate traffic, thereby depriving us of the higher access rates associated with intrastate calls. We also believe that AT&T improperly classified the calls that used IP for a portion of their transmission as local calls, thereby depriving us of access rates entirely. AT&T has filed a counterclaim against us, asserting that we improperly billed AT&T terminating intrastate access charges on certain wireless roaming traffic. At this time, the likely outcome of these cases cannot be predicted, nor can a reasonable estimate of the amount of recovery or payment, if any, be made. Accordingly, we have not recognized any amounts with respect to these matters in our consolidated financial statements.

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

* * * * * * * * *

CENTURYTEL, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First quarter	Second quarter	Third quarter	Fourth quarter
	(Dollars in thousands, except per share amounts)
2006	(unaudited)

Operating revenues	$611,291	608,907	619,837	607,695
Operating income	$157,924	164,993	168,942	173,679
Net income	$69,260	152,210	76,324	72,233
Basic earnings per share	$.57	1.32	.66	.63
Diluted earnings per share	$.55	1.26	.64	.62

2005

Operating revenues	$595,282	606,413	657,085	620,472
Operating income	$176,860	185,882	201,242	172,419
Net income	$79,616	85,118	91,411	78,334
Basic earnings per share	$.60	.65	.70	.60
Diluted earnings per share	$.59	.64	.68	.59

2004

Operating revenues	$593,704	603,555	603,879	606,234
Operating income	$183,557	189,911	190,869	189,616
Net income	$83,279	83,284	86,192	84,489
Basic earnings per share	$.58	.60	.64	.63
Diluted earnings per share	$.57	.59	.63	.62

The first, second and third quarters of 2006 have been adjusted to reflect the application of SAB 108 (see Note 1 for additional information).

The fourth quarter of 2006 included an $11.7 million pre-tax charge related to the impairment of certain non-operating investments.

The second quarter of 2006 included a $117.8 million pre-tax gain recorded upon the redemption of Rural Telephone Bank stock and a $6.4 million net tax benefit due to the resolution of various income tax audit issues.

The fourth quarter of 2005 included a $6.3 million pre-tax charge related to the impairment of a non-operating investment.

The third quarter of 2005 included the following amounts presented on a pre-tax basis: (i) the recognition of $35.9 million of revenue as the settlement period related to the 2001/2002 monitoring period lapsed; (ii) $5.8 million of expenses related to Hurricanes Katrina and Rita; (iii) a $9.9 million charge related to the impairment of a non-operating investment; and (iv) a $3.5 million gain on the sale of a separate non-operating investment.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required. Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2006. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report. Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals. Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Reports on Internal Controls Over Financial Reporting. We incorporate by reference into this Item 9A the reports appearing at the forefront of Item 8, “Financial Statements and Supplementary Data”.

Item 9B.	Other Information

On February 26, 2007, the Compensation Committee of the Board granted equity awards and took other related actions, including establishing for senior management annual bonus targets for 2007 based upon attaining certain specified levels of operating cash flow and end-user revenues.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The name, age and office(s) held by each of our executive officers are shown below. Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name	Age	Office(s) held with CenturyTel

Glen F. Post, III	54	Chairman of the Board of Directors and Chief Executive Officer

Karen A. Puckett	46	President and Chief Operating Officer

R. Stewart Ewing, Jr.	55	Executive Vice President and Chief Financial Officer

David D. Cole	49	Senior Vice President - Operations Support

Stacey W. Goff	41	Senior Vice President, General Counsel and Secretary

Michael Maslowski	59	Senior Vice President and Chief Information Officer

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

The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2007 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2007.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides information about shares of CenturyTel common stock authorized for issuance under our existing equity compensation plans as of December 31, 2006.

Plan category	(a) Number of securities to be issued upon conversion of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	3,895,799	$33.14	3,773,251

Employee Stock Purchase Plan approved by shareholders	-	-	4,552,448

Equity compensation plans not approved by security holders	-	-	-

Totals	3,895,799	$33.14	8,325,699

The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a).	Documents filed as a part of this report

(1)	The following Consolidated Financial Statements are included in Part II, Item 8:

Report of Management, including its assessment of the effectiveness of its internal controls over financial reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Financial Statement Schedule

Report of Independent Registered Public Accounting Firm on management’s assessment of, and the effective operation of, internal controls over financial reporting

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

Consolidated Balance Sheets - December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Consolidated Quarterly Income Statement Information (unaudited)

(2)	The attached Schedule II, Valuation and Qualifying Accounts, is the only applicable schedule that we are required to file.

(3)	Exhibits:

3.1	Amended and Restated Articles of Incorporation, dated as of May 6, 1999 (incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

3.2	Bylaws, as amended through August 26, 2003 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 29, 2003 and filed on September 2, 2003).

3.3	Corporate Governance Guidelines, as amended through February 21, 2006 (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K for the year ended December 31, 2005).

3.4	Charters of Committees of Board of Directors

(a)	Charter of the Audit Committee of the Board of Directors, as amended through November 15, 2006, included elsewhere herein.

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

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	Instruments relating to our public senior debt

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

(k)	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.3(j)).

4.3	$750 Million Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel and the lenders named therein, included elsewhere herein.

4.4
First Supplemental Indenture, dated as of November 2, 1998, to Indenture between CenturyTel of the Northwest, Inc. and The First National Bank of Chicago (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.1	Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees)

(a)	CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated as of December 31, 2006, included elsewhere herein.

(b)	CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006, included elsewhere herein.

(c)	Amended and Restated Retirement Plan, effective as of December 31, 2006, included elsewhere herein.

10.2	Stock-based Incentive Plans

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

(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyTel in connection with options  granted to the outside directors as of May 7, 2004 (incorporated by reference to Exhibit 10.2(d)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2005).

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

(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(g)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2005).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(g)(iv) of our Annual Report on Form 10-K for the year ended December 31, 2005).

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

(b)	Amended and Restated Supplemental Executive Retirement Plan, 2006 Restatement, included elsewhere herein.

(c)	Supplemental Dollars & Sense Plan, 2006 Restatement, effective as of January 1, 2005, included elsewhere herein.

(d)	Amended and Restated Supplemental Defined Benefit Plan, effective as of January 1, 2005, included elsewhere herein.

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

(e)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.4(e) of our Annual Report on Form 10-K for the year ended December 31, 2005).

14	Corporate Compliance Program (incorporated by reference to Exhibit 14 of our Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of CenturyTel, included elsewhere herein.

23	Independent Registered Public Accounting Firm Consent, included elsewhere herein.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

(b)	Reports on Form 8-K.

The following item was reported in Form 8-Ks during the fourth quarter of 2006, which was filed on the date indicated.

November 2, 2006
Items 2.02 and 9.01. Results of Operations and Financial Condition - News release announcing third quarter 2006 operating results.

December 20, 2006
Items 1.01, 8.01 and 9.01. Entry Into a Material Definitive Agreement - Entry into a Stock Purchase Agreement with Madison River Communications Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyTel, Inc.,

Date: February 27, 2007	By:	/s/ Glen F. Post, III
Glen F. Post, III
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III	Chairman of the Board and
Glen F. Post, III	Chief Executive Officer	February 27, 2007

/s/ R. Stewart Ewing, Jr.	Executive Vice President and
R. Stewart Ewing, Jr.	Chief Financial Officer	February 27, 2007

/s/ Neil A. Sweasy	Vice President and Controller
Neil A. Sweasy		February 27, 2007

/s/ William R. Boles, Jr.	Director
William R. Boles, Jr.		February 27, 2007

/s/ Virginia Boulet	Director
Virginia Boulet		February 27, 2007

/s/ Calvin Czeschin	Director
Calvin Czeschin		February 27, 2007

/s/ James B. Gardner	Director
James B. Gardner		February 27, 2007

/s/ W. Bruce Hanks	Director
W. Bruce Hanks		February 27, 2007

/s/ Gregory J. McCray	Director
Gregory J. McCray		February 27, 2007

/s/ C. G. Melville, Jr.	Director
C. G. Melville, Jr.		February 27, 2007

/s/ Fred R. Nichols	Director
Fred R. Nichols		February 27, 2007

/s/ Harvey P. Perry	Director
Harvey P. Perry		February 27, 2007

/s/ Jim D. Reppond	Director
Jim D. Reppond		February 27, 2007

/s/ Joseph R. Zimmel	Director
Joseph R. Zimmel		February 27, 2007

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CENTURYTEL, INC.

For the years ended December 31, 2006, 2005 and 2004

Description	Balance at beginning of period	Additions charged to costs and expenses	Deductions from allowance		Other changes		Balance at end of period
	(Dollars in thousands)
Year ended December 31, 2006
Allowance for doubtful accounts	$21,721	20,199	(21,009)	(1)	(6)	(3)	20,905
Valuation allowance for deferred tax assets	$54,412	6,637	-		-		61,049

Year ended December 31, 2005
Allowance for doubtful accounts	$21,187	30,945	(30,880)	(1)	469	(3)	21,721
Valuation allowance for deferred tax assets	$27,112	27,300	-		-		54,412

Year ended December 31, 2004
Allowance for doubtful accounts	$23,679	42,093	(44,585)	(1)	-		21,187
Valuation allowance for deferred tax assets	$19,735	7,377	-		-		27,112

(1)	Customers’ accounts written-off, net of recoveries.

(2)	Change in the valuation allowance allocated to income tax expense.

(3)	Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.