Form 10-Q
period 2007-03-31
CENTURYTEL INC
filed 2007-05-09
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

   As of April 30, 2007, there were 109,524,233 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

Page No.

Part I.		Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months
		Ended March 31, 2007 and 2006	3

		Consolidated Statements of Comprehensive Income--
		Three Months Ended March 31, 2007 and 2006	4

		Consolidated Balance Sheets--March 31, 2007 and
		December 31, 2006	5

		Consolidated Statements of Cash Flows--
		Three Months Ended March 31, 2007 and 2006	6

		Consolidated Statements of Stockholders' Equity--
		Three Months Ended March 31, 2007 and 2006	7

		Notes to Consolidated Financial Statements	8-13

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	14-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	20

Part II.		Other Information

	Item 1.	Legal Proceedings	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits and Reports on Form 8-K	22

Signature			23

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$600,855	611,291

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	213,531	222,555
Selling, general and administrative	91,457	95,940
Depreciation and amortization	127,784	134,872
Total operating expenses	432,772	453,367

OPERATING INCOME	168,083	157,924

OTHER INCOME (EXPENSE)
Interest expense	(46,961)	(50,086)
Other income (expense)	5,290	4,597
Total other income (expense)	(41,671)	(45,489)

INCOME BEFORE INCOME TAX EXPENSE	126,412	112,435
Income tax expense	48,542	43,175

NET INCOME	$77,870	69,260

BASIC EARNINGS PER SHARE	.70	.57

DILUTED EARNINGS PER SHARE	$.68	.55

DIVIDENDS PER COMMON SHARE	$.065	.0625
AVERAGE BASIC SHARES OUTSTANDING	111,031	122,394
AVERAGE DILUTED SHARES OUTSTANDING	116,308	127,959

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

NET INCOME	$77,870	69,260

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Minimum pension liability adjustment, net of ($824) tax	-	(1,322)
Unrealized gain (loss) on investments, net of ($51) and $41 tax	(82)	65
Derivative instruments:
Net gains on derivatives hedging the variability of cash flows, net of $294 tax	471	-
Reclassification adjustment for losses included in net income, net of $59 and $59 tax	94	94
Items related to employee benefit plans*:
Change in net actuarial loss, net of $218 tax	349	-
Amortization of net actuarial loss, net of $907 tax	1,456	-
Amortization of net prior service credit, net of ($178) tax	(286)	-
Amortization of unrecognized transition asset, net of ($14) tax	(22)	-
Net change in other comprehensive income (loss), net of tax	1,980	(1,163)

COMPREHENSIVE INCOME	$79,850	68,097

*  Reflected in 2007 due to the December 31, 2006 adoption of SFAS 158.

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$763,749	25,668
Accounts receivable, less allowance of $19,013 and $20,905	211,534	227,346
Materials and supplies, at average cost	6,994	6,628
Other	30,586	30,475
Total current assets	1,012,863	290,117

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	7,919,996	7,893,760
Accumulated depreciation	(4,885,439)	(4,784,483)
Net property, plant and equipment	3,034,557	3,109,277

GOODWILL AND OTHER ASSETS
Goodwill	3,431,136	3,431,136
Other	611,555	610,477
Total goodwill and other assets	4,042,691	4,041,613

TOTAL ASSETS	$8,090,111	7,441,007

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$360,749	155,012
Short-term debt	-	23,000
Accounts payable	126,765	129,350
Accrued expenses and other liabilities
Salaries and benefits	45,077	54,100
Income taxes	40,138	60,522
Other taxes	55,416	46,890
Interest	55,985	73,725
Other	28,729	23,352
Advance billings and customer deposits	57,237	51,614
Total current liabilities	770,096	617,565

LONG-TERM DEBT	2,916,511	2,412,852

DEFERRED CREDITS AND OTHER LIABILITIES	1,276,274	1,219,639

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 110,311,175 and 113,253,889 shares	110,311	113,254
Paid-in capital	50,771	24,256
Accumulated other comprehensive loss, net of tax	(102,962)	(104,942)
Retained earnings	3,061,660	3,150,933
Preferred stock - non-redeemable	7,450	7,450
Total stockholders’ equity	3,127,230	3,190,951
TOTAL LIABILITIES AND EQUITY	$8,090,111	7,441,007

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$77,870	69,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,784	134,872
Deferred income taxes	13,371	9,419
Changes in current assets and current liabilities:
Accounts receivable	15,812	23,618
Accounts payable	(2,585)	(4,711)
Accrued income and other taxes	35,695	(37,072)
Other current assets and other current liabilities, net	(15,030)	(13,892)
Retirement benefits	5,636	7,378
Excess tax benefits from share-based compensation	(3,032)	(4,186)
Increase (decrease) in other noncurrent assets	1,032	(2,590)
Increase (decrease) in other noncurrent liabilities	(401)	1,392
Other, net	2,558	542

Net cash provided by operating activities	258,710	184,030

INVESTING ACTIVITIES
Payments for property, plant and equipment	(48,880)	(60,088)
Investment in unconsolidated cellular entity	-	(5,222)
Other, net	(1,635)	(408)

Net cash used in investing activities	(50,515)	(65,718)

FINANCING ACTIVITIES
Net proceeds from the issuance of long-term debt	741,840	-
Payments of debt	(64,955)	(8,002)
Proceeds from issuance of short-term debt	-	291,000
Proceeds from issuance of common stock	20,031	32,623
Repurchase of common stock	(164,009)	(573,888)
Cash dividends	(7,309)	(7,301)
Excess tax benefits from share-based compensation	3,032	4,186
Other, net	1,256	(456)

Net cash provided by (used in) financing activities	529,886	(261,838)

Net increase (decrease) in cash and cash equivalents	738,081	(143,526)

Cash and cash equivalents at beginning of period	25,668	158,846

Cash and cash equivalents at end of period	$763,749	15,320

Supplemental cash flow information:
Income taxes paid	$8,022	69,376
Interest paid (net of capitalized interest of $267 and $536)	$64,434	66,586

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$113,254	131,074
Issuance of common stock through dividend reinvestment, incentive and benefit plans and other	754	1,433
Repurchase of common stock	(3,697)	(16,523)
Balance at end of period	110,311	115,984

PAID-IN CAPITAL
Balance at beginning of period	24,256	129,806
Issuance of common stock through dividend reinvestment, incentive and benefit plans	19,277	31,190
Repurchase of common stock	-	(71,362)
Excess tax benefits from share-based compensation	3,032	4,186
Share-based compensation and other	4,206	1,626
Balance at end of period	50,771	95,446

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(104,942)	(9,619)
Net change in other comprehensive income (loss), net of reclassification adjustment, net of tax	1,980	(1,163)
Balance at end of period	(102,962)	(10,782)

RETAINED EARNINGS
Balance at beginning of period	3,150,933	3,358,162
Net income	77,870	69,260
Repurchase of common stock	(160,312)	(486,003)
Cumulative effect of adoption of SAB 108 (see Note 1)	-	9,705
Cumulative effect of adoption of FIN 48 (see Note 6)	478	-
Cash dividends declared
Common stock - $.065 and $.0625 per share, respectively	(7,216)	(7,203)
Preferred stock	(93)	(98)
Balance at end of period	3,061,660	2,943,823

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	7,450	7,850

TOTAL STOCKHOLDERS' EQUITY	$3,127,230	3,152,321

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

The financial information for the three months ended March 31, 2007 and 2006 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

During the fourth quarter of 2006, in accordance with Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Results” (“SAB 108”), we identified two misstatements that previously were deemed immaterial using the income statement approach that were deemed material upon application of the balance sheet approach.  We recorded the cumulative effect of such adjustments as an adjustment to retained earnings (as of January 1, 2006). We have adjusted our results of operations for the first three quarters of 2006 to reflect the ongoing application of the adjustments recorded pursuant to SAB 108.  Such adjustments were immaterial to each quarter.  For additional information, see our annual report on Form 10-K for the year ended December 31, 2006.

(2)         Goodwill and Other Intangible Assets

    Goodwill and other intangible assets as of March 31, 2007 and December 31, 2006 were composed of the following:

	March 31,	Dec. 31,
	2007	2006
	(Dollars in thousands)

Goodwill	$3,431,136	3,431,136

Intangible assets subject to amortization
Customer base
Gross carrying amount	$25,094	25,094
Accumulated amortization	(7,441)	(7,022)
Net carrying amount	$17,653	18,072

Contract rights
Gross carrying amount	$4,187	4,187
Accumulated amortization	(3,605)	(3,257)
Net carrying amount	$582	930

Intangible asset not subject to amortization	$36,690	36,690

    Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2007 was $767,000 and is expected to be $2.6 million in 2007 and $1.7 million annually thereafter through 2010.

(3)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months ended March 31, 2007 and 2006 included the following components:

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

Service cost	$1,718	1,708
Interest cost	5,018	4,644
Expected return on plan assets	(621)	(596)
Amortization of unrecognized actuarial loss	899	910
Amortization of unrecognized prior service cost	(505)	(212)
Net periodic postretirement benefit cost	$6,509	6,454

We contributed $3.2 million to our postretirement health care plan in the first quarter of 2007 and expect to contribute approximately $13 million for the full year.

(4)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months ended March 31, 2007 and 2006 included the following components:

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

Service cost	4,617	4,263
Interest cost	6,905	6,217
Expected return on plan assets	(9,049)	(8,184)
Net amortization and deferral	2,224	2,008
Net periodic pension expense	$4,697	4,304

   The amount of the 2007 contribution to our pension plans will be determined based on a number of factors, including the results of the 2007 actuarial valuation.  At this time, the amount of the 2007 contribution is not known.

(5)	Stock-based Compensation

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS 123(R)”).   SFAS 123(R) requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of March 31, 2007, we had reserved approximately 7.0 million shares of common stock which may be issued in connection with outstanding incentive awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Stock option awards are generally granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first quarter of 2007, 497,500 options were granted with a weighted average grant date fair value of $16.40 per share.

As of March 31, 2007, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding	3,810,745	$35.11	6.9	$38,412,000
Exercisable	2,653,950	$32.86	5.8	$32,723,000

Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   As of March 31, 2007, there were 744,614 shares of nonvested restricted stock outstanding at an average grant date fair value of $34.97 per share.

The total compensation cost for all share-based payment arrangements for the first quarters of 2007 and 2006 was $4.2 million and $2.6 million, respectively.  As of March 31, 2007, there was $32.2 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.2 years.

(6)	Income Tax Uncertainties

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements.  FIN 48 requires us, effective January 1, 2007, to recognize and measure tax benefits taken or expected to be taken in a tax return and disclose uncertainties in income tax positions.

Upon the initial adoption of FIN 48, we recorded a cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by approximately $478,000 as of such date) related to certain previously recognized liabilities that did not meet the criteria for recognition upon the adoption of FIN 48.

As of January 1, 2007, we had approximately $50.5 million of unrecognized tax benefits reflected on our balance sheet, substantially all of which is included as a component of “Deferred credits and other liabilities”.  Such amount was reflected in “Accrued income taxes” as of December 31, 2006.  All of such amount, if recognized, would affect the effective tax rate.   There were no significant changes to the status of these unrecognized tax benefits as of March 31, 2007.

Of the $50.5 million recognized on our balance sheet, approximately $13.4 million relates to accrued interest and penalties.  Our policy is to reflect interest and penalties associated with unrecognized tax benefits as income tax expense.

We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.

Jurisdiction	Open tax years
Federal	2001-current
State
Louisiana	1997-current
Montana	2000-current
Minnesota	2001-current
Oregon	2001-current
Wisconsin	2001-current
All other 22 states	2002-current

    Additionally, it is possible that certain jurisdictions in which we do not believe we have an income tax filing responsibility, and accordingly did not file a return, may attempt to assess a liability.  Since the period for assessing additional liability typically begins upon the filing of a return, it is possible that certain jurisdictions could assess tax for years prior to 2002.

Based on (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, or (iii) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may materially change within the next 12 months.  However, based on the status of such examinations and the protocol of finalizing audits by the relevant tax authorities (which could include formal legal proceedings), we do not believe it is possible to reasonably estimate the impact of such changes, if any, at this time.

(7)	Debt Offerings

On March 29, 2007, we publicly issued $500 million of 6.0% Senior Notes, Series N, due 2017 and $250 million of 5.5% Senior Notes, Series O, due 2013.  Our net proceeds from the sale of these Senior Notes approximated $741.8 million and were used to pay a substantial portion of the approximately $844 million of cash that was needed in order to (i) pay the purchase price for the acquisition of Madison River Communications Corp. (“Madison River”) on April 30, 2007 ($322 million, subject to post-closing adjustments) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We financed the remainder of these cash outflows from borrowings under our commercial paper program and cash on hand.  See Note 11 for additional information concerning the acquisition of Madison River.

In anticipation of the debt offerings mentioned above, we had previously entered into four cash flow hedges that effectively locked in the interest rate on an aggregate of $400 million of debt.  We locked in the interest rate on (i) $200 million of 10-year debt at 5.0675% and (ii) $200 million of 10-year debt at 5.05%.  In March 2007, upon settlement of the hedges, we received an aggregate of $765,000 (reflected in “Accumulated other comprehensive loss” on the balance sheet), which will be amortized as a reduction of interest expense over the 10-year term of the debt.

(8)	Business Segments

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

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)
Voice	$209,075	217,014
Network access	211,399	225,323
Data	95,864	83,238
Fiber transport and CLEC	38,326	35,780
Other	46,191	49,936
Total operating revenues	$600,855	611,291

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

We derive our data revenues primarily by providing Internet access services (both high-speed (“DSL”) and dial-up services) and data transmission services over special circuits and private lines in our local exchange service areas.

Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier and security monitoring businesses.

We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our video and wireless services, as well as other new product offerings.

(9)	Recent Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board issued EITF 06-3, “How Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement” (“EITF 06-3”), which requires disclosure of the accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction.  We adopted the disclosure requirements of EITF 06-3 effective January 1, 2007.

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $9 million and $10 million for the three months ended March 31, 2007 and 2006, respectively.

(10)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  We have appealed this class certification decision, although we cannot predict the length of time before this appeal will be adjudicated.  Our preliminary analysis indicates that we billed approximately $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly.  The Court’s order does not specify the award of damages, the scope of which remains subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time.  However, considering the one-time nature of any adverse claim, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful.  Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC.  Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach.  Since July 2004, we have recognized billings from our tariffs as revenues since we believe such tariffs are “deemed lawful”.  For those billings from tariffs prior to July 2004, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period.  As of March 31, 2007, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $43 million.  The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

During 2006, we received approximately $122.8 million in cash from the dissolution of the Rural Telephone Bank.  Some portion of the gain recognized in connection with the receipt of these proceeds, while not estimable at this time, is currently or may be subject to review by regulatory authorities which may result in us recording a regulatory liability.

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

(11)	Subsequent Events

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) from Madison River Telephone Company, LLC for an initial aggregate purchase price of $322 million cash (which price is subject to post-closing adjustments that are not expected to be material).  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  Madison River operates more than 170,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration.  Madison River’s network is 99% broadband-enabled and includes access to a 2,400 route mile fiber network.

We funded the purchase price and the payoff of Madison River’s existing indebtedness through the issuance of an aggregate $750 million of Senior Notes (see Note 7), borrowings under our commercial paper facility and cash on hand.

We will reflect the results of operations of Madison River in our consolidated results of operations beginning May 1, 2007.

In March 2006, we filed a complaint against a carrier for recovery of unpaid and underpaid access charges for calls made using the carrier’s prepaid calling cards and calls that used Internet Protocol for a portion of their transmission.  The carrier filed a counterclaim against us, asserting that we improperly billed them terminating intrastate access charges on certain wireless roaming traffic.  In April 2007, we entered into a settlement agreement with the carrier and received approximately $49 million cash from them related to the issues described above.   This amount will be reflected in our second quarter 2007 results of operations as a component of “Network access” revenues.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services, to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.   For additional information on our revenue sources, see Note 8 to our financial statements included in Item 1 of Part I of this quarterly report.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our expansion opportunities, including continued access to credit markets on favorable terms, successfully integrating newly-acquired businesses into our operations and retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.These and other uncertainties related to the business are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2006.  You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared
to Three Months Ended March 31, 2006

Net income was $77.9 million and $69.3 million for the first quarter of 2007 and 2006, respectively.  Diluted earnings per share for the first quarter of 2007 and 2006 was $.68 and $.55, respectively.   The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases after March 31, 2006.

	Three months
	ended March 31,
	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$168,083	157,924
Interest expense	(46,961)	(50,086)
Other income (expense)	5,290	4,597
Income tax expense	(48,542)	(43,175)
Net income	$77,870	69,260

Basic earnings per share	$.70	.57

Diluted earnings per share	$.68	.55

Average basic shares outstanding	111,031	122,394

Average diluted shares outstanding	116,308	127,959

   Operating income increased $10.2 million (6.4%) as a $10.4 million (1.7%) decrease in operating revenues was more than offset by a $20.6 million (4.5%) decrease in operating expenses.

Operating Revenues

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

Voice	$209,075	217,014
Network access	211,399	225,323
Data	95,864	83,238
Fiber transport and CLEC	38,326	35,780
Other	46,191	49,936
	$600,855	611,291

    The $7.9 million (3.7%) decrease in voice revenues is primarily due to (i) a $5.1 million decrease due to a 4.9% decline in the average number of access lines (excluding adjustments made during 2006 to reflect the removal of test lines, converting and correcting our databases and the sale of our Arizona operations) and (ii) a $2.2 million decline as a result of a decrease in revenues associated with extended area calling plans.

Access lines declined 23,900 (1.1%) during the first quarter of 2007 compared to a decline of 22,400 (1.0%) during the first quarter of 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on current conditions and anticipated competition, we expect access lines to decline between 4.5% and 6.0% for 2007.

Network access revenues decreased $13.9 million (6.2%) in the first quarter of 2007 primarily due to (i) a $7.8 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; (ii) a $2.7 million reduction in prior year revenue settlements agreements and (iii) a $2.3 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate minutes will continue to decline in 2007, although we cannot precisely estimate the magnitude of such decreases.

Data revenues increased $12.6 million (15.2%) substantially due to a $17.3 million increase in DSL-related revenues primarily due to growth in the number of DSL customers.  Such increase was partially offset by a $2.5 million decrease in special access revenues primarily due to certain customers disconnecting circuits and a $1.1 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC revenues increased $2.5 million (7.1%), of which $4.6 million was attributable to growth in our incumbent fiber transport business.   Such increase was partially offset by a $2.1 million decrease in CLEC revenues primarily due to customer disconnects.

Other revenues decreased $3.7 million (7.5%) primarily due to a $2.8 million decrease in directory revenues (primarily due to unfavorable prior year settlements in the first quarter of 2007) and a $1.6 million decrease in our direct broadcast satellite revenues.   Effective January 1, 2007, we changed our relationship with our provider of satellite television service from a revenue sharing arrangement to an agency arrangement, which will result in us recognizing lower revenues and lower operating costs compared to our prior method of accounting for this service.

Operating Expenses

	Three months
	ended March 31,
	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$213,531	222,555
Selling, general and administrative	91,457	95,940
Depreciation and amortization	127,784	134,872
	$432,772	453,367

Cost of services and products decreased $9.0 million (4.1%) primarily due to (i) $5.5 million of severance and related costs associated with our workforce reduction in the first quarter of 2006; (ii) a $7.8 million decrease in salaries and benefits; and (iii) a $2.8 million decrease in expenses associated with our direct broadcast satellite service due to a change in our arrangement as mentioned above.  Such decreases were partially offset by a $6.2 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses decreased $4.5 million (4.7%) primarily due to (i) a $3.2 million reduction in bad debt expense; (ii) a $2.9 million decrease in sales and marketing expenses and (iii) a $2.6 million decrease in information technology expenses.  Such decreases were partially offset by a $1.7 million increase in salaries and benefits.

Depreciation and amortization decreased $7.1 million (5.3%) primarily due to a $6.4 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $2.6 million reduction due to depreciation rate reductions in certain jurisdictions.  Such decreases were partially offset by a $3.6 million increase due to higher levels of plant in service.

Interest Expense

Interest expense decreased $3.1 million (6.2%) in the first quarter of 2007 compared to the first quarter of 2006 primarily due to a reduction in average debt outstanding.  Our debt issuance on March 29, 2007 will increase our average debt outstanding and interest expense for the second quarter of 2007.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $5.3 million for the first quarter of 2007 compared to $4.6 million for the first quarter of 2006.

Income Tax Expense

The effective income tax rate was 38.4% for both the three months ended March 31, 2007 and 2006.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $258.7 million during the first three months of 2007 compared to $184.0 million during the first three months of 2006.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006.  In the first quarter of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $50.5 million and $65.7 million for the three months ended March 31, 2007 and 2006, respectively.  Payments for property, plant and equipment were $11.2 million less in the first quarter of 2007 than in the comparable period during 2006.   Our budgeted capital expenditures for 2007 total approximately $325 million.  We have invested significant amounts in our wireline network in the last several years and believe we are in a position to move closer to maintenance capital expenditure levels for the foreseeable future for our wireline properties.  Our capital expenditure budget also includes amounts for expanding our new service offerings and our data networks.

Net cash provided by (used in) financing activities was $529.9 million during the first three months of 2007 compared to ($261.8) million during the first three months of 2006.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 7 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and ultimately were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River Communications Corp. (“Madison River”) ($322 million, subject to post-closing adjustments) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We invested the cash proceeds from the debt offering in short-term cash equivalents prior to the acquisition of Madison River.

We repurchased 3.7 million shares (for $164.0 million) and 16.5 million shares (for $573.9 million) in the first quarters of 2007 and 2006, respectively.  The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $500 million) under accelerated share repurchase agreements with investment banks.  We initially funded the accelerated share repurchase agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper.

On May 15, 2007, approximately $101 million aggregate principal amount of our Series J notes will become due for payment, together with all unpaid interest accrued thereon.  We plan to borrow funds under our credit facility or commercial paper program to retire these notes.

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of March 31, 2007, we had no amounts outstanding under our credit facility or commercial paper program.  As indicated above, we incurred short-term indebtedness to finance a portion of the Madison River acquisition costs, and expect to incur additional short-term indebtedness to retire our Series J notes in May 2007.

At March 31, 2007, we held over $763 million of cash and cash equivalents, substantially due to the proceeds received from the March 2007 debt offerings mentioned above.  As also discussed above, substantially all of these funds were applied to pay a large portion of the Madison River acquisition costs in late April 2007.

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

Recent Competitive Developments

As of March 31, 2007, we believe that over 30% of our access lines faced competition from cable voice offerings, and we expect that figure to increase to approximately 40-45% by December 31, 2007.

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

At March 31, 2007, the fair value of our long-term debt was estimated to be $3.2 billion based on the overall weighted average rate of our debt of 6.6% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $120 million decrease in fair value of our long-term debt at March 31, 2007.  As of March 31, 2007, after giving effect to interest rate swaps currently in place, approximately 85% of our long-term debt obligations were fixed rate.

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

At March 31, 2007, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges are  “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012.  During the first quarter of 2007, we realized an average interest rate under these hedges of 8.93%.  Interest expense was increased by $1.3 million during the first quarter of 2007 as a result of these hedges.  The aggregate fair market value of these hedges was $15.8 million at March 31, 2007 and is reflected both as a liability and as a decrease in our underlying long-term debt on the March 31, 2007 balance sheet.  With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value.  A hypothetical 10% increase in the forward rates would result in a $12.0 million decrease in the fair value of these hedges at March 31, 2007, and would also increase our interest expense.

In anticipation of the issuance of Senior Notes in connection with the Madison River acquisition, we entered into four cash flow hedges that effectively locked in the interest rate on an aggregate of $400 million of debt.  The issuance of these Senior Notes was completed in late March 2007 with the issuance of $500 million of 6.0% Senior Notes, due 2017, and $250 million of 5.5% Senior Notes, due 2013.  We locked in the interest rate on (i) $200 million of 10-year debt at 5.0675% and (ii) $200 million of 10-year debt at 5.05%.  In March 2007, upon settlement of the hedges, we received an aggregate of $765,000 cash, which will be amortized as a reduction of interest expense over the 10-year term of the debt.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of March 31, 2007.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2007.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Notes 10 and 11 to the financial statements included in Part I, Item 1, of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

After completing the $500 million accelerated share repurchase agreements with investment banks in mid-2006 as part of our $1.0 billion share repurchase program authorized in February 2006, we began repurchasing our common stock under the remaining $500 million of the program in August 2006.  The following table reflects the repurchases of our common stock during the first quarter of 2007.  Except for 1,882 shares of stock that we withheld to pay taxes due upon vesting of restricted stock for certain of our employees in January 2007, all of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares (or
			Purchased as	Units) that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs*

January 1 - January 31, 2007	1,426,508	$43.71	1,424,626	$237,888,964
February 1 – February 28, 2007	1,048,577	$45.03	1,048,577	$190,672,323
March 1 – March 31, 2007	1,222,400	$44.47	1,222,400	$136,310,623
Total	3,697,485	$44.34	3,695,603

______________________
*  Authority to purchase under this program runs through June 30, 2007.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

	3.4	Charter of the Compensation Committee of the Board of Directors, as amended through February 27, 2007.

	10.1	Form of Stock Option Agreement, pursuant to the 2005 Management Incentive Compensation Plan and dated as of February 26, 2007, entered into between CenturyTel and its executive officers.

	10.2	Form of Restricted Stock Agreement, pursuant to the 2005 Management Incentive Compensation Plan and dated as of February 26, 2007, entered into between CenturyTel and its executive officers.

	11	Computations of Earnings Per Share.

	31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed February 15, 2007:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits. News release announcing fourth quarter 2006 operating results.

The following item was reported in the Form 8-K filed March 26, 2007:

Items 9.01 – Financial Statements and Exhibits. Ratio of Earnings to Fixed Charges.

The following items were reported in the Form 8-K filed March 29, 2007:

Items 1.01, 2.03 and 9.01 – Entry Into a Material Definitive Agreement, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of the Registrant and Financial Statements and Exhibits.   Completion of the issuance of $500 million of 6.0% Senior Notes, Series N, due 2017, and $250 million of 5.5% Senior Notes, Series O, due 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: May 9, 2007	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)