Form 10-Q
period 2007-06-30
CENTURYTEL INC
filed 2007-08-08
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of July 31, 2007, there were 108,218,198 shares of common stock outstanding.

CenturyTel, Inc.
TABLE OF CONTENTS

Page No.

Part I.		Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Six Months
		Ended June 30, 2007 and 2006	3

		Consolidated Statements of Comprehensive Income--
		Three Months and Six Months Ended June 30, 2007 and 2006	4

		Consolidated Balance Sheets--June 30, 2007 and
		December 31, 2006	5

		Consolidated Statements of Cash Flows--
		Six Months Ended June 30, 2007 and 2006	6

		Consolidated Statements of Stockholders' Equity--
		Six Months Ended June 30, 2007 and 2006	7

		Notes to Consolidated Financial Statements*	8-15

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	16-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.		Other Information

	Item 1.	Legal Proceedings	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26-27

	Item 6.	Exhibits and Reports on Form 8-K	27-28

Signature			28

__________________________________________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$689,991	608,907	1,290,846	1,220,198

OPERATING EXPENSES
Cost of services and products (exclusive of
depreciation and amortization)	226,388	216,191	439,919	438,746
Selling, general and administrative	97,456	95,596	188,913	191,536
Depreciation and amortization	134,311	132,127	262,095	266,999
Total operating expenses	458,155	443,914	890,927	897,281

OPERATING INCOME	231,836	164,993	399,919	322,917

OTHER INCOME (EXPENSE)
Interest expense	(57,667)	(50,639)	(104,628)	(100,725)
Other income (expense)	8,080	123,459	13,370	128,056
Total other income (expense)	(49,587)	72,820	(91,258)	27,331

INCOME BEFORE INCOME TAX EXPENSE	182,249	237,813	308,661	350,248
Income tax expense	69,984	85,603	118,526	128,778

NET INCOME	$112,265	152,210	190,135	221,470

BASIC EARNINGS PER SHARE	$1.03	1.32	1.73	1.86

DILUTED EARNINGS PER SHARE	$1.00	1.26	1.67	1.79

DIVIDENDS PER COMMON SHARE	$.065	.0625	.13	.125
AVERAGE BASIC SHARES OUTSTANDING	108,405	115,441	109,718	118,917
AVERAGE DILUTED SHARES OUTSTANDING	113,721	121,636	115,015	124,798

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

NET INCOME	$112,265	152,210	190,135	221,470

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Minimum pension liability adjustment,
net of $799 and ($25) tax	-	1,282	-	(41)
Unrealized gain (loss) on investments, net of
$355, ($133), $304 and ($92) tax	570	(213)	488	(148)
Derivative instruments:
Net loss on derivatives hedging the
variability of cash flows, net of $294 tax	-	-	471	-
Reclassification adjustment for losses
included in net income, net of $61, $59,
$120 and $117 tax	99	94	193	188
Items related to employee benefit plans*:
Change in net actuarial loss, net of $5,755
and $5,973 tax	9,233	-	9,582	-
Amortization of net actuarial loss,
net of $908 and $1,815 tax	1,456	-	2,912	-
Amortization of net prior service credit,
net of ($178) and ($356) tax	(285)	-	(571)	-
Amortization of unrecognized transition asset,
net of ($14) and ($28) tax	(22)	-	(44)	-
Net change in other comprehensive income
(loss), net of tax	11,051	1,163	13,031	(1)

COMPREHENSIVE INCOME	$123,316	153,373	203,166	221,469

*  Reflected in 2007 due to the December 31, 2006 adoption of SFAS 158.

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,525	25,668
Accounts receivable, less allowance of $19,773 and $20,905	214,810	227,346
Materials and supplies, at average cost	6,977	6,628
Other	29,094	30,475
Total current assets	294,406	290,117

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,560,266	7,893,760
Accumulated depreciation	(5,355,716)	(4,784,483)
Net property, plant and equipment	3,204,550	3,109,277

GOODWILL AND OTHER ASSETS
Goodwill	3,999,526	3,431,136
Other	775,054	610,477
Total goodwill and other assets	4,774,580	4,041,613

TOTAL ASSETS	$8,273,536	7,441,007

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$424,307	155,012
Short-term debt	87,000	23,000
Accounts payable	135,185	129,350
Accrued expenses and other liabilities
Salaries and benefits	57,749	54,100
Income taxes	22,143	60,522
Other taxes	60,038	46,890
Interest	83,704	73,725
Other	32,735	23,352
Advance billings and customer deposits	57,413	51,614
Total current liabilities	960,274	617,565

LONG-TERM DEBT	2,735,073	2,412,852

DEFERRED CREDITS AND OTHER LIABILITIES	1,441,155	1,219,639

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares,
issued and outstanding 108,201,274 and 113,253,889 shares	108,201	113,254
Paid-in capital	81,666	24,256
Accumulated other comprehensive loss, net of tax	(91,911)	(104,942)
Retained earnings	3,031,639	3,150,933
Preferred stock - non-redeemable	7,439	7,450
Total stockholders’ equity	3,137,034	3,190,951
TOTAL LIABILITIES AND EQUITY	$8,273,536	7,441,007

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months
	ended June 30,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$190,135	221,470
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	262,095	266,999
Gain on asset dispositions	-	(118,649)
Deferred income taxes	30,005	22,151
Changes in current assets and current liabilities:
Accounts receivable	24,316	21,641
Accounts payable	1,106	(2,707)
Accrued income and other taxes	27,071	(28,113)
Other current assets and other current liabilities, net	18,342	8,719
Retirement benefits	14,647	14,926
Excess tax benefits from share-based compensation	(6,312)	(4,947)
Decrease in other noncurrent assets	3,653	297
Increase (decrease) in other noncurrent liabilities	(11,667)	2,286
Other, net	4,634	2,244
Net cash provided by operating activities	558,025	406,317

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(307,424)	-
Payments for property, plant and equipment	(106,856)	(130,455)
Proceeds from redemption of Rural Telephone Bank stock	-	122,819
Proceeds from sale of assets	-	5,865
Investment in unconsolidated cellular entity	-	(5,222)
Other, net	1,523	(1,296)
Net cash used in investing activities	(412,757)	(8,289)

FINANCING ACTIVITIES
Payments of debt	(667,132)	(12,559)
Net proceeds from issuance of long-term debt	741,840	-
Net proceeds from the issuance of short-term debt	64,000	-
Proceeds from issuance of common stock	42,292	41,206
Repurchase of common stock	(302,033)	(573,888)
Cash dividends	(14,480)	(14,661)
Excess tax benefits from share-based compensation	6,312	4,947
Other, net	1,790	(150)
Net cash used in financing activities	(127,411)	(555,105)

Net increase (decrease) in cash and cash equivalents	17,857	(157,077)
Cash and cash equivalents at beginning of period	25,668	158,846

Cash and cash equivalents at end of period	$43,525	1,769

Supplemental cash flow information:
Income taxes paid	$72,928	132,666
Interest paid (net of capitalized interest of $522 and $1,005)	$96,227	96,562

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months ended June 30,
	2007	2006
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$113,254	131,074
Issuance of common stock through dividend reinvestment,
incentive and benefit plans and other	1,552	1,740
Repurchase of common stock	(6,606)	(16,523)
Conversion of preferred stock into common stock	1	10
Balance at end of period	108,201	116,301

PAID-IN CAPITAL
Balance at beginning of period	24,256	129,806
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	40,740	39,466
Repurchase of common stock	-	(71,362)
Conversion of preferred stock into common stock	10	179
Excess tax benefits from share-based compensation	6,312	4,947
Share-based compensation and other	10,348	4,891
Balance at end of period	81,666	107,927

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(104,942)	(9,619)
Change in other comprehensive loss, net of tax	13,031	(1)
Balance at end of period	(91,911)	(9,620)

RETAINED EARNINGS
Balance at beginning of period	3,150,933	3,358,162
Net income	190,135	221,793
Repurchase of common stock	(295,427)	(486,003)
Cumulative effect of adoption of FIN 48 (see Note 7)	478	-
Cash dividends declared
Common stock - $.13 and $.125 per share, respectively	(14,294)	(14,467)
Preferred stock	(186)	(194)
Balance at end of period	3,031,639	3,079,291

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	7,450	7,850
Conversion of preferred stock into common stock	(11)	(189)
Balance at end of period	7,439	7,661

TOTAL STOCKHOLDERS' EQUITY	$3,137,034	3,301,560

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

The financial information for the three months and six months ended June 30, 2007 and 2006 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

(2)	Acquisition

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) from Madison River Telephone Company, LLC for an initial aggregate purchase price of $322 million cash.  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  Madison River operates approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network includes access to a 2,400 route mile fiber network.

We are accounting for the acquisition of Madison River as a purchase under the guidance of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  SFAS 141 requires us to record the assets acquired and liabilities assumed at their respective fair values.  In accordance with SFAS 71, we recorded the fixed assets of Madison River’s regulated telephone operations at historical book value since those values are used to develop the rates we charge to our customers (which are approved by regulatory authorities).

We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

The total cost of the Madison River acquisition through June 30, 2007 is composed of the following components (amounts in thousands):

Cash paid at closing (1)	$322,187
Closing costs (2)	5,217
Total purchase price	$327,404
(1)  Excludes the cash payment of $671,000 we received in accordance with the purchase agreement subsequent to June 30, 2007 upon finalization of the working capital portion of the purchase price.
(2)  Closing costs primarily consist of advisory and legal fees incurred in connection with the acquisition.

The values assigned to the assets acquired and liabilities assumed at acquisition are based on a preliminary purchase price allocation.  The final allocation of the purchase price will be based on values as determined by an independent third-party valuation, which we expect will be completed by the end of third quarter 2007.  The actual valuation may differ significantly from the preliminary allocation.  The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis as follows (amounts in thousands):

Current assets (1)	$33,761
Net property, plant and equipment	242,822
Identifiable intangible assets
Customer list	148,800
Goodwill	568,390
Other assets	9,827
Current liabilities (2)	(22,200)
Long-term debt (2)	(520,000)
Deferred income taxes	(111,174)
Other liabilities	(22,822)
Total purchase price	$327,404

(1)	Includes approximately $20.0 million of acquired cash and cash equivalents.
(2)	We paid all the long-term debt and $2.2 million of related accrued interest (included in “current liabilities” in the above table) immediately after closing.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2007 and December 31, 2006 were composed of the following:

	June 30,	Dec. 31,
	2007	2006
	(Dollars in thousands)

Goodwill	$3,999,526	3,431,136

Intangible assets subject to amortization
Customer base
Gross carrying amount	$173,894	25,094
Accumulated amortization	(9,858)	(7,022)
Net carrying amount	$164,036	18,072

Contract rights
Gross carrying amount	$4,186	4,186
Accumulated amortization	(4,186)	(3,256)
Net carrying amount	$-	930

Intangible asset not subject to amortization	$36,690	36,690

    Goodwill and intangible assets increased in 2007 due to the Madison River acquisition.

Total amortization expense related to the intangible assets subject to amortization for the first six months of 2007 was $3.8 million and is expected to be $10.6 million in 2007 and $13.7 million annually thereafter through 2011.  Such amortization expense includes estimates based on a preliminary purchase price allocation for the Madison River acquisition, which may differ significantly from the final allocation. See Note 2.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2007 and 2006 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$1,732	1,783	3,450	3,491
Interest cost	5,039	4,846	10,057	9,490
Expected return on plan assets	(620)	(623)	(1,241)	(1,219)
Amortization of unrecognized actuarial loss	899	950	1,798	1,860
Amortization of unrecognized prior service cost	(505)	(221)	(1,010)	(433)
Net periodic postretirement benefit cost	$6,545	6,735	13,054	13,189

    We contributed $6.4 million to our postretirement health care plan in the first six months of 2007 and expect to contribute approximately $13 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months and six months ended June 30, 2007 and 2006 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Service cost	$4,609	4,220	9,226	8,483
Interest cost	7,071	6,160	13,976	12,377
Expected return on plan assets	(9,170)	(8,183)	(18,219)	(16,367)
Recognized net losses	291	1,962	556	3,840
Net amortization and deferral	1,301	(123)	3,260	6
Net periodic pension expense	$4,102	4,036	8,799	8,339

The amount of the 2007 contribution to our pension plans will be determined based on a number of factors, including the results of the 2007 actuarial valuation.  At this time, the amount of the 2007 contribution is not known.

(6)	Stock-based Compensation

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

We currently maintain programs which allow the Board of Directors, through the Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of June 30, 2007, we had reserved approximately 6.2 million shares of common stock which may be issued in connection with outstanding incentive awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Stock option awards are generally granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first six months of 2007, 948,920 options were granted with a weighted average exercise price of $48.50 per share and a weighted average grant date fair value of $14.67 per share.

As of June 30, 2007, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding	3,680,843	$36.70	7.2	$45,450,000
Exercisable	2,104,158	$32.83	5.7	$34,129,000

    Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   As of June 30, 2007, there were 864,895 shares of nonvested restricted stock outstanding at an average grant date fair value of $36.91 per share.

The total compensation cost for all share-based payment arrangements for the first six months of 2007 and 2006 was $10.3 million and $6.0 million, respectively.  As of June 30, 2007, there was $38.8 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.2 years.

(7)	Income Tax Uncertainties

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

As of January 1, 2007, we had approximately $55.9 million of unrecognized tax benefits reflected on our balance sheet, substantially all of which is included as a component of “Deferred credits and other liabilities”.  Such amount was reflected in “Accrued income taxes” as of December 31, 2006.   As of June 30, 2007, we had approximately $57.7 million of unrecognized tax benefits reflected on our balance sheet, which includes approximately $6.5 million allocated on a preliminary basis to unrecognized tax benefits in connection with our Madison River acquisition.  If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, approximately $49.0 million would benefit the effective tax rate.

 Our policy is to reflect interest and penalties associated with unrecognized tax benefits as income tax expense.  We had accrued interest and penalties (presented before related tax benefits) of approximately $20.7 million as of January 1, 2007 and $27.8 million as of June 30, 2007.

    We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.
Jurisdiction	Open tax years
Federal	1998-current
State
Georgia	2002-current
Louisiana	1997-current
Minnesota	2001-current
Montana	2000-current
Oregon	2001-current
Wisconsin	2001-current
All other states	2002-current

    Additionally, it is possible that certain jurisdictions in which we do not believe we have an income tax filing responsibility, and accordingly did not file a return, may attempt to assess a liability.  Since the period for assessing additional liability typically begins upon the filing of a return, it is possible that certain jurisdictions could assess tax for years prior to 2002.

Based on (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, or (iv) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may materially change within the next 12 months.  However, based on the status of such examinations and the protocol of finalizing audits by the relevant tax authorities (which could include formal legal proceedings), we do not believe it is possible to reasonably estimate the amount or range of the impact of such changes, if any, at this time.

(8)	Debt Offerings

On March 29, 2007, we publicly issued $500 million of 6.0% Senior Notes, Series N, due 2017 and $250 million of 5.5% Senior Notes, Series O, due 2013.  Our $741.8 million of net proceeds from the sale of these Senior Notes were used to pay a substantial portion of the approximately $844 million of cash that was needed in order to (i) pay the purchase price for the acquisition of Madison River on April 30, 2007 ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We funded the remainder of these cash outflows from borrowings under our commercial paper program and cash on hand.  See Note 2 for additional information concerning the acquisition of Madison River.

In anticipation of the debt offerings mentioned above, we had previously entered into four cash flow hedges that effectively locked in the interest rate on an aggregate of $400 million of debt.  We locked in the interest rate on (i) $200 million of 10-year debt at 5.0675% and (ii) $200 million of 10-year debt at 5.05%.  In March 2007, upon settlement of the hedges, we received an aggregate of $765,000 (reflected in “Accumulated other comprehensive loss” on the balance sheet), which is being amortized as a reduction of interest expense over the 10-year term of the debt.

(9)	Business Segments

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)

Voice	$219,803	216,485	428,878	433,499
Network access	266,202	221,663	477,601	446,986
Data	108,206	84,447	204,070	167,685
Fiber transport and CLEC	40,714	36,051	79,040	71,831
Other	55,066	50,261	101,257	100,197
Total operating revenues	$689,991	608,907	1,290,846	1,220,198

We derive our voice revenues by providing local exchange telephone and retail long distance services to our customers in our local exchange service areas.

We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice and data transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms.   In March 2006, we filed a complaint against a carrier for recovery of unpaid and underpaid access charges for calls made using the carrier’s prepaid calling cards and calls that used Internet Protocol for a portion of their transmission.  The carrier filed a counterclaim against us, asserting that we improperly billed them terminating intrastate access charges on certain wireless roaming traffic.  In April 2007, we entered into a settlement agreement with the carrier and received approximately $49 million cash from them related to the issues described above.   This amount is reflected in our second quarter 2007 results of operations as a component of “Network access” revenues.

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

(10)	Gain on Asset Dispositions

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

(11)	Recent Accounting Pronouncement

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $20 million for both the six months ended June 30, 2007 and 2006.

(12)	Commitments and Contingencies

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

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful.  Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC.  Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach.  Since July 2004, we have recognized billings from our tariffs as revenues since we believe such tariffs are “deemed lawful”.  For those billings from tariffs prior to July 2004, we initially recorded as a liability our earnings in excess of the authorized rate of return, and may thereafter recognize as revenues some or all of these amounts at the end of the applicable settlement period.  As of June 30, 2007, the amount of our earnings in excess of the authorized rate of return reflected as a liability on the balance sheet for the 2003/2004 monitoring period aggregated approximately $43 million.  The settlement period related to the 2003/2004 monitoring period lapses on September 30, 2007.

During 2006, we received approximately $122.8 million in cash from the dissolution of the RTB.  Some portion of the gain recognized in connection with the receipt of these proceeds, while not estimable at this time, may be subject to review by regulatory authorities which may result in us recording a regulatory liability.

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

(13)	Subsequent Event

In July 2007, we called for redemption on August 14, 2007 all of our $165 million aggregate principal amount 4.75% convertible senior debentures, Series K, due 2032 at a redemption price of $1,023.80 per $1,000 principal amount of debentures, plus accrued and unpaid interest through August 13, 2007.  In accordance with the indenture, holders may elect to convert their debentures into shares of CenturyTel common stock at a conversion price of $40.455 per share prior to August 10, 2007.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services, to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.   For additional information on our revenue sources, see Note 9 to our financial statements included in Item 1 of Part I of this quarterly report.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

In April 2007, we entered into a settlement agreement with a carrier and received approximately $49 million cash (see Note 9).  Such amount has been reflected in our second quarter 2007 results of operations as a component of “Network access” revenues.

    Effective January 1, 2007, we changed our relationship with our provider of satellite television service from a revenue sharing arrangement to an agency relationship and, in connection therewith, we received in the second quarter of 2007 a non-recurring reimbursement of $5.9 million, of which $4.1 million was reflected as a reduction of cost of services and the remainder was reflected as revenues.  This change has also resulted in us recognizing lower recurring revenues and lower recurring operating costs compared to our prior method of accounting for this arrangement.

    In the second quarter of 2006, we (i) recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”) and (ii) sold our local exchange operations in Arizona.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.These and other uncertainties related to the business are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2006.  You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared
to Three Months Ended June 30, 2006

Net income was $112.3 million and $152.2 million for the second quarter of 2007 and 2006, respectively.  Diluted earnings per share for the second quarter of 2007 and 2006 was $1.00 and $1.26, respectively.   We recorded a $49.0 million one-time increase to operating revenues in second quarter 2007 ($.27 per share) upon settlement of a dispute with a carrier.  Included in net income (and diluted earnings per share) for the second quarter of 2006 was approximately $72.4 million ($.59 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock.  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred after June 30, 2006.

	Three months
	ended June 30,
	2007	2006
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$231,836	164,993
Interest expense	(57,667)	(50,639)
Other income (expense)	8,080	123,459
Income tax expense	(69,984)	(85,603)
Net income	$112,265	152,210

Basic earnings per share	$1.03	1.32

Diluted earnings per share	$1.00	1.26

Average basic shares outstanding	108,405	115,441

Average diluted shares outstanding	113,721	121,636

Operating income increased $66.8 million (40.5%) as an $81.1 million (13.3%) increase in operating revenues was partially offset by a $14.2 million (3.2%) increase in operating expenses.

Operating Revenues

	Three months ended June 30,
	2007	2006
	(Dollars in thousands)

Voice	$219,803	216,485
Network access	266,202	221,663
Data	108,206	84,447
Fiber transport and CLEC	40,714	36,051
Other	55,066	50,261
	$689,991	608,907

    Of the $3.3 million (1.5%) increase in voice revenues, approximately $10.9 million was attributable to the Madison River properties acquired April 30, 2007.  The remaining $7.6 million decrease was primarily due to (i) a $5.3 million decrease due to a 5.0% decline in the average number of access lines (normalized for acquisitions, dispositions and previously-disclosed adjustments made during 2006) and (ii) a $2.0 million decline in our long distance revenues primarily due to a decrease in the average rate we charge our customers.

Normalized for the adjustments mentioned above, access lines declined 29,300 (1.4%) during the second quarter of 2007 compared to a decline of 24,100 (1.1%) during the second quarter of 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on current conditions and anticipated competition, we expect access lines to decline between 5.0% and 6.0% for 2007.

Network access revenues increased $44.5 million (20.1%) in the second quarter of 2007 primarily due to the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier and $8.3 million of revenues contributed by Madison River.  Such increases were partially offset by a $12.8 million decrease in network access revenues for our incumbent telephone operations, principally due to (i) a $7.1 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services) and (ii) a $3.3 million reduction in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base. We believe that intrastate minutes will continue to decline in 2007, although we cannot estimate the magnitude of such decrease.

Data revenues increased $23.8 million (28.1%) substantially due to (i) an $18.9 million increase in DSL-related revenues due primarily to growth in the number of DSL customers and (ii) $8.5 million of revenues contributed by Madison River.  Such increases were partially offset by a $2.8 million decrease in special access revenues and a $1.3 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC revenues increased $4.7 million (12.9%), of which $3.7 million was due to growth in our incumbent fiber transport business and $1.3 million was contributed by Madison River.

Other revenues increased $4.8 million (9.6%) primarily due to $3.1 million of revenues contributed by Madison River.   In connection with receiving a one-time reimbursement as a result of our above-mentioned change in accounting for our relationship with our satellite television service provider, we recorded a $1.9 million one-time increase to revenues in the second quarter of 2007.  The impact of the change in the arrangement to recurring revenues resulted in a $1.9 million decrease in revenues in second quarter 2007 compared to 2006.

Operating Expenses

	Three months ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$226,388	216,191
Selling, general and administrative	97,456	95,596
Depreciation and amortization	134,311	132,127
	$458,155	443,914

Cost of services and products increased $10.2 million (4.7%) primarily due to (i) $12.1 million of costs incurred by the Madison River properties, (ii) a $5.5 million increase in DSL-related expenses primarily due to growth in the number of DSL customers, and (iii) a $3.7 million increase in expenses associated with pole attachments primarily due to rate increases.  Such increases were partially offset by (i) a $7.4 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above (such reduction includes a $4.1 million one-time reimbursement of costs received from the service provider in the second quarter of 2007 in connection with the change in the arrangement) and (ii) a $3.9 million decrease in salaries and benefits due to fewer incumbent employees resulting from our 2006 workforce reduction.

Selling, general and administrative expenses increased $1.9 million (1.9%) primarily due to $4.6 million of costs incurred by Madison River and a $4.0 million increase in salaries and benefits.  Such increases were substantially offset by a $5.3 million reduction in bad debt expense and a $1.6 million decrease in information technology expenses.

Depreciation and amortization increased $2.2 million (1.7%) as a $7.2 million increase due to depreciation and amortization incurred by Madison River and a $3.7 million increase due to higher levels of plant in service were substantially offset by a $7.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $7.0 million (13.9%) in the second quarter of 2007 compared to the second quarter of 2006 primarily due to an increase in average debt outstanding caused by the March 2007 issuance of $750 million of senior notes used to fund the Madison River acquisition (see Note 8).

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $8.1 million for the second quarter of 2007 compared to $123.5 million for the second quarter of 2006.  The second quarter of 2006 included nonrecurring pre-tax gains of $118.6 million, substantially all of which related to the redemption of our RTB stock upon dissolution of the RTB.  Our share of income from our 49% interest in a cellular partnership increased $2.5 million in the second quarter of 2007 compared to the second quarter of 2006 (primarily due to one-time favorable adjustments in 2007).

Income Tax Expense

The effective income tax rate was 38.4% and 36.0% for the three months ended June 30, 2007 and 2006, respectively.   Income tax expense was reduced by approximately $6.4 million in the second quarter of 2006 due to the resolution of various income tax audit issues.

Six Months Ended June 30, 2007 Compared
to Six Months Ended June 30, 2006

Net income was $190.1 million and $221.5 million for the first six months of 2007 and 2006, respectively.  Diluted earnings per share for the first six months of 2007 and 2006 was $1.67 and $1.79, respectively.  We recorded a $49.0 million one-time increase to operating revenues in 2007 ($.26 per share) upon settlement of a dispute with a carrier. Included in net income (and diluted earnings per share) for the first six months of 2006 was approximately $72.4 million ($.58 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock.  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred since the beginning of 2006.

	Six months ended June 30,
	2007	2006
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$399,919	322,917
Interest expense	(104,628)	(100,725)
Other income (expense)	13,370	128,056
Income tax expense	(118,526)	(128,778)
Net income	$190,135	221,470

Basic earnings per share	$1.73	1.86

Diluted earnings per share	$1.67	1.79

Average basic shares outstanding	109,718	118,917

Average diluted shares outstanding	115,015	124,798

Operating income increased $77.0 million (23.8%) due to a $70.6 million (5.8%) increase in operating revenues and a $6.4 million (0.7%) decrease in operating expenses.

Operating Revenues

	Six months
	ended June 30,
	2007	2006
	(Dollars in thousands)

Voice	$428,878	433,499
Network access	477,601	446,986
Data	204,070	167,685
Fiber transport and CLEC	79,040	71,831
Other	101,257	100,197
	$1,290,846	1,220,198

    The $4.6 million (1.1%) decrease in voice revenues is primarily due to (i) a $10.4 million decrease due to a 5.0% decline in the average number of access lines (normalized for acquisitions, dispositions and previously-disclosed adjustments made during 2006); (ii) a $3.9 million decline as a result of a decrease in revenues associated with extended area calling plans and (iii) a $2.4 million decrease in our long distance revenues primarily due to a decrease in the average rate we charge our customers.  Such decreases were partially offset by $10.9 million of revenues attributable to the Madison River properties acquired April 30, 2007.

Normalized for the adjustments mentioned above, access lines declined 53,200 (2.5%) during the first six months of 2007 compared to a decline of 47,900 (2.2%) during the first six months of 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on current conditions and anticipated competition, we expect access lines to decline between 5.0% and 6.0% for 2007.

Network access revenues increased $30.6 million (6.8%) in the first six months of 2007 primarily due to the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier and $8.3 million of revenues contributed by Madison River.  Such increases were partially offset by a $26.7 million decrease in network access revenues for our incumbent telephone operations, principally due to (i) an $11.2 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base and (ii) a $9.0 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate minutes will continue to decline in 2007, although we cannot estimate the magnitude of such decrease.

Data revenues increased $36.4 million (21.7%) substantially due to (i) a $36.6 million increase in DSL-related revenues due primarily to growth in the number of DSL customers and (ii) $8.5 million of revenues contributed by Madison River.  Such increases were partially offset by a $6.3 million decrease in special access revenues primarily due to certain customers disconnecting circuits and a $2.4 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC revenues increased $7.2 million (10.0%), of which $8.3 million was due to growth in our incumbent fiber transport business and $1.3 million was contributed by Madison River.  Such increases were partially offset by a $2.7 million decrease in CLEC revenues primarily due to customer disconnects.

Other revenues increased $1.1 million (1.1%).  Such increase was primarily due to $3.1 million of revenues contributed by Madison River.  In connection with receiving a one-time reimbursement as a result of our above-described change in accounting for our relationship with our satellite television service provider, we recorded a $1.9 million one-time increase to revenues in 2007. The impact of the change in the arrangement to recurring revenues resulted in a $3.5 million decrease in revenues for the six months ended June 30, 2007 compared to 2006.   In addition, our directory revenues decreased $3.2 million in 2007 compared to 2006.

Operating Expenses

	Six months
	ended June 30,
	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$439,919	438,746
Selling, general and administrative	188,913	191,536
Depreciation and amortization	262,095	266,999
	$890,927	897,281

Cost of services and products increased $1.2 million (0.3%) primarily due to (i) a $12.3 million increase in DSL-related expenses due to growth in the number of DSL customers; (ii) $12.1 million of costs incurred by our Madison River properties and (iii) a $4.4 million increase in expenses associated with pole attachments primarily due to rate increases.  Such increases were substantially offset by (i) an $11.7 million decrease in salaries and benefits due to fewer incumbent employees resulting from our 2006 workforce reduction; (ii) a $10.2 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above (such reduction includes a $4.1 million one-time reimbursement of costs received from the service provider in the second quarter of 2007 in connection with the change in the arrangement) and (iii) $5.5 million of severance and related costs associated with our 2006 workforce reduction.

Selling, general and administrative expenses decreased $2.6 million (1.4%) primarily due to (i) an $8.6 million reduction in bad debt expense; (ii) a $3.7 million decrease in information technology expenses; and (iii) a $2.3 million decrease in sales and marketing expenses.  Such decreases were partially offset by a $5.5 million increase in salaries and benefits and $4.6 million of costs incurred by Madison River.

    Depreciation and amortization decreased $4.9 million (1.8%) primarily due to a $14.9 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $2.1 million reduction due to depreciation rate reductions in certain jurisdictions.  Such decreases were substantially offset by a $7.5 million increase due to higher levels of plant in service and $7.2 million of depreciation and amortization incurred by Madison River.

Interest Expense

Interest expense increased $3.9 million (3.9%) in the first six months of 2007 compared to the first six months of 2006.  A $7.8 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition) was partially offset by a $2.9 million decrease due to lower average interest rates.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $13.4 million for the first six months of 2007 compared to $128.1 million for the first six months of 2006.  The first six months of 2006 included nonrecurring pre-tax gains of $118.6 million, substantially all of which relates to the redemption of our RTB stock upon dissolution of the RTB.   Our share of income from our 49% interest in a cellular partnership increased $2.4 million in the first six months of 2007 compared to 2006 (primarily due to one-time favorable adjustments in 2007).

Income Tax Expense

The effective income tax rate was 38.4% and 36.8% for the six months ended June 30, 2007 and 2006, respectively.   Income tax expense was reduced by approximately $6.4 million in the first six months of 2006 due to the resolution of various income tax audit issues.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $558.0 million during the first six months of 2007 compared to $406.3 million during the first six months of 2006.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006.  In the first six months of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $412.8 million and $8.3 million for the six months ended June 30, 2007 and 2006, respectively.  We used $307.4 million of cash (net of cash acquired) to purchase Madison River Communications Corp. (“Madison River”) on April 30, 2007 (see below and Note 2 for additional information).  Payments for property, plant and equipment were $23.6 million less in the first six months of 2007 than in the comparable period during 2006.   Our budgeted capital expenditures for 2007 total approximately $325 million.  We received approximately $128.7 million cash from asset dispositions in 2006, of which approximately $122.8 million was from the redemption of our RTB stock upon dissolution of the RTB and $5.9 million was from the sale of our local exchange operations in Arizona.

Net cash used in financing activities was $127.4 million during the first six months of 2007 compared to $555.1 million during the first six months of 2006.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 8 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We invested the cash proceeds from the debt offering in short-term cash equivalents prior to the acquisition of Madison River.

We repurchased 6.6 million shares (for $302.0 million) and 16.5 million shares (for $573.9 million) in the first six months of 2007 and 2006, respectively.  The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $500 million) under accelerated share repurchase agreements with investment banks.  We initially funded the accelerated share repurchase agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper.

As described further in Note 13, we have called for redemption on August 14, 2007, all of our $165 million aggregate principal amount of convertible senior debentures, subject to the right of holders to convert their debentures into shares of our common stock at a conversion price of $40.455, which is equal to a conversion rate of approximately 24.7188 shares per $1,000 principal amount of debentures.  Assuming that trading prices for our stock remain above the $40.455 conversion price, we anticipate that all or substantially all of the holders will convert their debentures into stock.  If we are required to redeem any of our debentures for cash, we would fund such redemption payments with cash on hand or short term borrowings.

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of June 30, 2007, we had $87 million outstanding under our credit facility or commercial paper program.

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

Recent Competitive Developments

As of June 30, 2007, we believe that over 30% of our access lines faced competition from cable voice offerings, and we expect that figure to increase to approximately 40-45% by December 31, 2007.

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

At June 30, 2007, the fair value of our long-term debt was estimated to be $3.1 billion based on the overall weighted average rate of our debt of 6.7% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $118 million decrease in fair value of our long-term debt at June 30, 2007.  As of June 30, 2007, after giving effect to interest rate swaps currently in place, approximately 84% of our long-term debt obligations were fixed rate.

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

At June 30, 2007, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges are  “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012.  During the first six months of 2007, we realized an average interest rate under these hedges of 9.0%.  Interest expense was increased by $2.8 million during the first six months of 2007 as a result of these hedges.  The aggregate fair market value of these hedges was $28.5 million at June 30, 2007 and is reflected both as a liability and as a decrease in our underlying long-term debt on the June 30, 2007 balance sheet.  With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value.  A hypothetical 10% increase in the forward rates would result in a $13.2 million decrease in the fair value of these hedges at June 30, 2007, and would also increase our interest expense.

In anticipation of the issuance of Senior Notes in connection with the Madison River acquisition, we entered into four cash flow hedges that effectively locked in the interest rate on an aggregate of $400 million of debt.  The issuance of these Senior Notes was completed in late March 2007 with the issuance of $500 million of 6.0% Senior Notes, due 2017, and $250 million of 5.5% Senior Notes, due 2013.  We locked in the interest rate on (i) $200 million of 10-year debt at 5.0675% and (ii) $200 million of 10-year debt at 5.05%.  In March 2007, upon settlement of the hedges, we received an aggregate of $765,000 cash, which is being amortized as a reduction of interest expense over the 10-year term of the debt.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of June 30, 2007.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of June 30, 2007.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.               Legal Proceedings.

See Note 12 included in Part I, Item 1, of this report.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

After completing the $500 million accelerated share repurchase agreements with investment banks in mid-2006 as part of our $1.0 billion share repurchase program authorized in February 2006, we began repurchasing our common stock under the remaining $500 million of the program in August 2006.  We completed the remaining $500 million of the program in June 2007.

The following table reflects the repurchases of our common stock during the second quarter of 2007 under our $1.0 billion program.  All of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased as	that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

April 1 – April 30, 2007	981,600	$45.77	981,600	$91,378,071
May 1 – May 31, 2007	1,031,975	$47.89	1,031,975	$41,954,387
June 1 – June 30, 2007	856,997	$48.95	856,997	$-
Total	2,870,572	$47.49	2,870,572

* * * * * * * * * * *

In addition to the above repurchases, we also withheld 37,893 shares of stock at an average price of $43.70 per share to pay taxes due upon vesting of restricted stock for certain of our employees in April 2007.

Item 4.               Submission of Matters to a Vote of Security Holders

  At our annual meeting of shareholders on May 10, 2007, the shareholders elected four Class I directors to serve until the 2010 annual meeting of shareholders and until their successors are duly elected and qualified.

The following number of votes were cast for or were withheld from the following nominees:

Class I Nominees	For	Withheld
William R. Boles, Jr	129,619,737	14,934,579
W. Bruce Hanks	134,045,353	10,508,963
C. G. Melville, Jr.	136,143,133	8,411,183
Glen F. Post, III	135,817,890	8,736,426

    The Class II and Class III directors whose terms continued after the meeting are:

Class II	Class III
Virginia Boulet	Fred R. Nichols
Calvin Czeschin	Harvey P. Perry
James B. Gardner	Jim D. Reppond
Gregory J. McCray	Joseph R. Zimmel

    The following represents the votes cast by the shareholders to ratify the appointment of KPMG LLP as our independent auditor for 2007:

For	128,302,227
Against	12,195,821
Abstain	4,056,268

    The following represents the votes cast by the shareholders for the proposal regarding executive compensation:

For	24,390,597
Against	105,841,147
Abstain	4,963,316
Broker non-votes	9,359,256

    For additional information on each of these matters voted upon, see our proxy statement dated April 4, 2007.

Item 6.               Exhibits and Reports on Form 8-K

A.       Exhibits

4.2(l)
Fourth Supplemental Indenture, dated as of March 26, 2007, to Indenture dated March 31, 1994, by and between CenturyTel and Regions Bank, as trustee (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).

4.2(m)	Form of the 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.2(l)).

10.1	Amendment No. 6 to Registrant’s Key Employee Incentive Compensation Plan, dated February 27, 2007.

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.       Reports on Form 8-K

The following items were reported in the Form 8-K filed May 3, 2007:

Items 2.02, 8.01 and 9.01 - Results of Operations and Financial Condition, Other Events and Financial Statements and Exhibits.  News release announcing first quarter 2007 operating results and press release announcing the completion of the acquisition of Madison River Communications Corp.

The following items were reported in the Form 8-K filed June 28, 2007:

Items 8.01 and 9.01 – Other Events and Financial Statements and Exhibits.  Press release announcing completion of $1 billion share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: August 8, 2007	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)