Form 10-Q
period 2007-11-07
CENTURYTEL INC
filed 2007-11-07
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of October 31, 2007, there were 110,382,832 shares of common stock outstanding.

CenturyTel, Inc.
TABLE OF CONTENTS

Page No.

Part I.		Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Nine Months
		Ended September 30, 2007 and 2006	3

		Consolidated Statements of Comprehensive Income--
		Three Months and Nine Months Ended September 30, 2007 and 2006	4

		Consolidated Balance Sheets--September 30, 2007 and
		December 31, 2006	5

		Consolidated Statements of Cash Flows--
		NineMonths Ended September 30, 2007 and 2006	6

		Consolidated Statements of Stockholders' Equity--
		Nine Months Ended September 30, 2007 and 2006	7

		Notes to Consolidated Financial Statements*	8-15

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	16-24

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25-26

	Item 4.	Controls and Procedures	27

Part II.		Other Information

	Item 1.	Legal Proceedings	28

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 5.	Other Information	28

	Item 6.	Exhibits and Reports on Form 8-K	28-29

Signature			29

__________________________________________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(Dollars, except per share amounts,
	and shares in thousands)

OPERATING REVENUES	$708,833	619,837	1,999,679	1,840,035

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	246,430	226,536	686,349	665,282
Selling, general and administrative	101,612	94,212	290,525	285,748
Depreciation and amortization	136,606	130,147	398,701	397,146
Total operating expenses	484,648	450,895	1,375,575	1,348,176

OPERATING INCOME	224,185	168,942	624,104	491,859

OTHER INCOME (EXPENSE)
Interest expense	(55,176)	(47,857)	(159,804)	(148,582)
Other income (expense)	14,761	2,818	28,131	130,874
Total other income (expense)	(40,415)	(45,039)	(131,673)	(17,708)

INCOME BEFORE INCOME TAX EXPENSE	183,770	123,903	492,431	474,151
Income tax expense	70,568	47,579	189,094	176,357

NET INCOME	$113,202	76,324	303,337	297,794

BASIC EARNINGS PER SHARE	$1.04	.66	2.77	2.53

DILUTED EARNINGS PER SHARE	$1.01	.64	2.68	2.44

DIVIDENDS PER COMMON SHARE	$.065	.0625	.195	.1875
AVERAGE BASIC SHARES OUTSTANDING	108,996	115,221	109,478	117,685
AVERAGE DILUTED SHARES OUTSTANDING	112,229	120,448	114,086	123,348

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)

NET INCOME	$113,202	76,324	303,337	297,794

OTHER COMPREHENSIVE INCOME, NET OF TAX
Minimum pension liability adjustment net of $75 and $50 tax	-	121	-	80
Unrealized gain (loss) on investments, net of $322, $33, $626 and ($60) tax	516	52	1,004	(96)
Derivative instruments:
Net gain on derivatives hedging the variability of cash flows, net of $294 tax	-	-	471	-
Reclassification adjustment for net losses included in net income, net of $67, $59, $187 and $176 tax	107	94	300	282
Items related to employee benefit plans*:
Change in net actuarial loss, net of $967 and $6,940 tax	1,552	-	11,134	-
Amortization of net actuarial loss, net of $907 and $2,722 tax	1,455	-	4,367	-
Amortization of net prior service credit, net of ($178) and ($534) tax	(286)	-	(857)	-
Amortization of unrecognized transition asset, net of ($13) and ($41) tax	(23)	-	(67)	-
Net change in other comprehensive income (loss), net of tax	3,321	267	16,352	266

COMPREHENSIVE INCOME	$116,523	76,591	319,689	298,060

*  Reflected in 2007 due to the December 31, 2006 adoption of SFAS 158.

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$58,714	25,668
Accounts receivable, less allowance of $19,107 and $20,905	233,960	227,346
Materials and supplies, at average cost	7,687	6,628
Other	27,519	30,475
Total current assets	327,880	290,117

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,598,777	7,893,760
Accumulated depreciation	(5,453,958)	(4,784,483)
Net property, plant and equipment	3,144,819	3,109,277

GOODWILL AND OTHER ASSETS
Goodwill	3,997,028	3,431,136
Other	762,923	610,477
Total goodwill and other assets	4,759,951	4,041,613

TOTAL ASSETS	$8,232,650	7,441,007

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$254,895	155,012
Short-term debt	-	23,000
Accounts payable	97,914	129,350
Accrued expenses and other liabilities
Salaries and benefits	55,780	54,100
Income taxes	40,286	60,522
Other taxes	67,164	46,890
Interest	76,786	73,725
Other	29,522	23,352
Advance billings and customer deposits	57,569	51,614
Total current liabilities	679,916	617,565

LONG-TERM DEBT	2,747,576	2,412,852

DEFERRED CREDITS AND OTHER LIABILITIES	1,440,737	1,219,639

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 111,178,960 and 113,253,889 shares	111,179	113,254
Paid-in capital	196,998	24,256
Accumulated other comprehensive loss, net of tax	(88,590)	(104,942)
Retained earnings	3,137,480	3,150,933
Preferred stock - non-redeemable	7,354	7,450
Total stockholders’ equity	3,364,421	3,190,951
TOTAL LIABILITIES AND EQUITY	$8,232,650	7,441,007

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months
	ended September30,
	2007	2006
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$303,337	297,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398,701	397,146
Gain on asset dispositions	(10,436)	(118,649)
Deferred income taxes	43,111	33,413
Changes in current assets and current liabilities:
Accounts receivable	4,987	20,141
Accounts payable	(36,165)	3,555
Accrued income and other taxes	49,661	(30,853)
Other current assets and other current liabilities, net	10,031	(7,315)
Retirement benefits	21,392	25,332
Excess tax benefits from share-based compensation	(6,434)	(7,860)
Decrease in other noncurrent assets	8,053	4,429
Increase (decrease) in other noncurrent liabilities	(14,209)	557
Other, net	17,404	4,818
Net cash provided by operating activities	789,433	622,508

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(306,765)	-
Payments for property, plant and equipment	(184,301)	(213,034)
Proceeds from redemption of Rural Telephone Bank stock	-	122,819
Proceeds from sale of assets, net of cash sold	8,231	5,865
Investment in unconsolidated cellular entity	-	(5,222)
Other, net	403	(1,865)
Net cash used in investing activities	(482,432)	(91,437)

FINANCING ACTIVITIES
Payments of debt	(686,345)	(38,946)
Net proceeds from issuance of long-term debt	741,840	-
Net payments of short-term debt	(23,000)	-
Proceeds from issuance of common stock	45,063	65,339
Repurchase of common stock	(338,509)	(669,853)
Cash dividends	(21,841)	(21,976)
Excess tax benefits from share-based compensation	6,434	7,860
Other, net	2,403	353
Net cash used in financing activities	(273,955)	(657,223)

Net increase (decrease) in cash and cash equivalents	33,046	(126,152)
Cash and cash equivalents at beginning of period	25,668	158,846

Cash and cash equivalents at end of period	$58,714	32,694

Supplemental cash flow information:
Income taxes paid	$115,234	181,445
Interest paid (net of capitalized interest of $875 and $1,506)	$157,968	162,630

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months
	ended September 30,
	2007	2006

COMMON STOCK
Balance at beginning of period	$113,254	131,074
Issuance of common stock through dividend reinvestment,
incentive and benefit plans and other	1,614	2,539
Repurchase of common stock	(7,393)	(18,234)
Conversion of debt into common stock	3,699	-
Conversion of preferred stock into common stock	5	21
Balance at end of period	111,179	115,400

PAID-IN CAPITAL
Balance at beginning of period	24,256	129,806
Issuance of common stock through dividend reinvestment, incentive and benefit plans	43,449	62,800
Repurchase of common stock	(35,689)	(137,249)
Conversion of debt into common stock	142,732	-
Conversion of preferred stock into common stock	91	368
Excess tax benefits from share-based compensation	6,434	7,860
Share-based compensation and other	15,725	7,854
Balance at end of period	196,998	71,439

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(104,942)	(9,619)
Change in other comprehensive loss, net of tax	16,352	266
Balance at end of period	(88,590)	(9,353)

RETAINED EARNINGS
Balance at beginning of period	3,150,933	3,358,162
Net income	303,337	297,794
Repurchase of common stock	(295,427)	(514,370)
Cumulative effect of adoption of FIN 48 (see Note 7)	478	-
Cash dividends declared
Common stock - $.195 and $.1875 per share, respectively	(21,563)	(21,689)
Preferred stock	(278)	(287)
Balance at end of period	3,137,480	3,119,610

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	7,450	7,850
Conversion of preferred stock into common stock	(96)	(389)
Balance at end of period	7,354	7,461

TOTAL STOCKHOLDERS' EQUITY	$3,364,421	3,304,557

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

The financial information for the three months and nine months ended September 30, 2007 and 2006 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

(2)           Acquisition

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) from Madison River Telephone Company, LLC for an initial aggregate purchase price of approximately $322 million cash.  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included access to a 2,400 route mile fiber network.

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

We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

The total cost of the Madison River acquisition through September 30, 2007 is composed of the following components (amounts in thousands):

Cash paid (1)	$321,516
Closing costs (2)	5,228
Total purchase price	$326,744

(1)	Reflects the cash payment of $671 we received in third quarter 2007 in accordance with the purchase agreement upon finalization of the working capital portion of the purchase price.
(2)	Closing costs primarily consist of advisory and legal fees incurred in connection with the acquisition.

The values assigned to the assets acquired and liabilities assumed at acquisition are based on a preliminary purchase price allocation.  The final allocation of the purchase price will be based on values of the assets acquired and liabilities assumed as determined by an independent third-party valuation, which we expect will be completed by the end of 2007.  The actual valuation may differ significantly from the preliminary allocation.  The purchase price has been allocated to the assets acquired and liabilities assumed on a preliminary basis as follows (amounts in thousands):

Current assets (1)	$33,761
Net property, plant and equipment	241,152
Identifiable intangible assets
Customer list	134,800
Franchise	19,400
Goodwill	565,892
Other assets	10,958
Current liabilities (2)	(21,496)
Long-term debt (2)	(520,000)
Deferred income taxes	(111,939)
Other liabilities	(25,784)
Total purchase price	$326,744

(1)	Includes approximately $20.0 million of acquired cash and cash equivalents.
(2)	We paid all the long-term debt and $2.2 million of related accrued interest (included in “current liabilities” in the above table) immediately after closing.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2007 and December 31, 2006 were composed of the following:

	Sept. 30,	Dec. 31,
	2007	2006
	(Dollars in thousands)

Goodwill	$3,997,028	3,431,136

Intangible assets subject to amortization
Customer base
Gross carrying amount	$159,894	25,094
Accumulated amortization	(13,607)	(7,022)
Net carrying amount	$146,287	18,072

Contract rights
Gross carrying amount	$4,186	4,186
Accumulated amortization	(4,186)	(3,256)
Net carrying amount	$-	930

Intangible assets not subject to amortization	$56,090	36,690

Goodwill and intangible assets increased in 2007 due to the Madison River acquisition.  As of September 30, 2007, we completed the annual impairment test of goodwill required under Statement of Financial Accounting Standards No. 142 and determined that our goodwill is not impaired.

Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2007 was $7.5 million and is expected to be $11.1 million in 2007 and $14.5 million annually thereafter through 2011.  Such amortization expense is based on the above-listed amount of intangible assets subject to amortization and is subject to change upon finalization of the Madison River purchase price allocation.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2007 and 2006 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Service cost	$1,739	1,746	5,189	5,237
Interest cost	5,050	4,745	15,107	14,235
Expected return on plan assets	(620)	(610)	(1,861)	(1,829)
Amortization of unrecognized actuarial loss	898	930	2,696	2,790
Amortization of unrecognized prior service cost	(505)	(217)	(1,515)	(650)
Net periodic postretirement benefit cost	$6,562	6,594	19,616	19,783

We contributed $9.6 million to our postretirement health care plan in the first nine months of 2007 and expect to contribute approximately $13 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.

Net periodic pension expense for the three months and nine months ended September 30, 2007 and 2006 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Service cost	$4,030	4,778	13,256	13,261
Interest cost	7,079	7,078	21,055	19,455
Expected return on plan assets	(9,256)	(8,163)	(27,475)	(24,530)
Net amortization and deferral	1,612	3,423	5,428	7,269
Net periodic pension expense	$3,465	7,116	12,264	15,455

The amount of the 2007 contribution to our pension plans will be determined based on a number of factors, including the results of the 2007 actuarial valuation.  We have no required contribution to our pension plans for 2007.

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

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of September 30, 2007, we had reserved approximately 6.2 million shares of common stock which may be issued in connection with outstanding incentive awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Stock option awards are generally granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first nine months of 2007, 963,620 options were granted with a weighted average exercise price of $45.79 per share and a weighted average grant date fair value of $14.63 per share.

As of September 30, 2007, outstanding and exercisable stock options were as follows:

			Average
		Average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding	3,662,252	$36.74	7.0	$34,702,000
Exercisable	2,101,000	$32.90	5.5	$27,995,000

Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   As of September 30, 2007, there were 861,096 shares of nonvested restricted stock outstanding at an average grant date fair value of $36.93 per share.

The total compensation cost for all share-based payment arrangements for the first nine months of 2007 and 2006 was $15.7 million and $8.9 million, respectively.  As of September 30, 2007, there was $33.9 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3 years.

(7)	Income Tax Uncertainties

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements.  FIN 48 required us, effective January 1, 2007, to recognize and measure tax benefits taken or expected to be taken in a tax return and disclose uncertainties in income tax positions.

Upon the initial adoption of FIN 48, we recorded a cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by approximately $478,000 as of such date) related to certain previously recognized liabilities that did not meet the criteria for recognition upon the adoption of FIN 48.

As of January 1, 2007, we had approximately $55.9 million of unrecognized tax benefits reflected on our balance sheet, substantially all of which is included as a component of “Deferred credits and other liabilities”.  Such amount was reflected in “Accrued income taxes” as of December 31, 2006.   As of September 30, 2007, we had approximately $58.8 million of unrecognized tax benefits reflected on our balance sheet, which includes approximately $8.0 million allocated on a preliminary basis to unrecognized tax benefits in connection with our Madison River acquisition.  If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, approximately $49.9 million would benefit the effective tax rate.

Our policy is to reflect accrued interest associated with unrecognized tax benefits as income tax.  We had accrued interest (presented before related tax benefits) of approximately $20.7 million as of January 1, 2007 and $29.4 million as of September 30, 2007.

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

Additionally, it is possible that certain jurisdictions in which we do not believe we have an income tax filing responsibility, and accordingly did not file a return, may attempt to assess a liability.  Since the period for assessing additional liability typically begins upon the filing of a return, it is possible that certain jurisdictions could assess tax for years prior to the open tax years disclosed above.

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

(8)	Debt Transactions

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

In July 2007, we called for redemption on August 14, 2007 all of our $165 million aggregate principal amount 4.75% convertible senior debentures, Series K, due 2032 at a redemption price of $1,023.80 per $1,000 principal amount of debentures, plus accrued and unpaid interest through August 13, 2007.  In accordance with the indenture, holders could elect to convert their debentures into shares of CenturyTel common stock at a conversion price of $40.455 per share prior to August 10, 2007.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.  The remaining $15.4 million of outstanding debentures were retired for cash (including premium and accrued and unpaid interest).  As a result, we no longer have any of the Series K debentures outstanding.  We recognized a pre-tax charge of approximately $366,000 in third quarter 2007 related to the cash redemption portion of these transactions.

(9)	Reduction in Workforce

In September 2007, we announced a reduction of our workforce to be completed by mid-2008 of approximately 200 jobs, primarily due to the progress made on our Madison River integration plan and the elimination of certain customer service personnel due to reduced call volumes.  We incurred a one-time net pre-tax charge of approximately $2.2 million in the third quarter of 2007 (consisting of a $2.7 million charge to operating expenses, net of a $527,000 favorable revenue impact related to such expenses) in connection with the severance and related costs.  Of the $2.7 million charged to operating expenses, approximately $2.0 million is reflected in cost of services and products and $774,000 is reflected in selling, general and administrative expenses.  The following table reflects the activity of the severance-related liability for the nine months ended September 30, 2007 (in thousands):

Balance at December 31, 2006	$457
Amount accrued to expense	2,741
Amount paid	(457)
Balance at September 30, 2007	$2,741

(10)	Business Segments

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)

Voice	$229,862	218,665	664,435	657,559
Network access	248,490	219,897	726,091	666,883
Data	134,630	91,473	338,700	259,158
Fiber transport and CLEC	41,811	37,487	120,851	109,318
Other	54,040	52,315	149,602	147,117
Total operating revenues	$708,833	619,837	1,999,679	1,840,035

We derive our voice revenues by providing local exchange telephone and retail long distance services to our customers in our local exchange service areas.  Revenues from voice mail services previously reflected in “Other” revenues have been reclassified to “Voice” revenues for all periods presented.

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

In third quarter 2007, upon the lapse of the applicable 2003/2004 monitoring period for certain of our tariffed billings (discussed further in footnote 19 to our financial statements included in our annual report on Form 10-K for the year ended December 31, 2006), we recognized approximately $42.2 million of revenues (of which approximately $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues).  Such amount represented billings from tariffs prior to July 2004 in excess of the authorized rate of return that we initially recorded as a deferred credit pending completion of such 2003/2004 monitoring period.

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

(11)	Gain on Asset Dispositions

In third quarter 2007, we sold our interest in a real estate partnership (which owned one building) for approximately $9.0 million cash and recorded a pre-tax gain of approximately $10.4 million.

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

(12)	Recent Accounting Pronouncement

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $30 million for the nine months ended September 30, 2007 and $31 million for the nine months ended September 30, 2006.

(13)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified money damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  We have appealed this class certification decision and, although we cannot predict the length of time before this appeal will be adjudicated, we have held oral arguments and expect that a decision may be received within the next several months.  Our preliminary analysis indicates that we billed approximately $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly.  The Court’s order does not specify the award of damages, the scope of which remains subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time.  However, considering the one-time nature of any adverse claim, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

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

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services, to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.   For additional information on our revenue sources, see Note 10 to our financial statements included in Item 1 of Part I of this quarterly report.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

As discussed in Note 10, we recognized approximately $49.0 million of  “network access” revenues in the second quarter of 2007 in connection with a settlement and approximately $42.2 million of revenues in the third quarter of 2007 in connection with the lapse of a regulatory monitoring period.  Neither of these favorable revenue items in 2007 are expected to reoccur in the future.

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

In the third quarter of 2007, we recorded a one-time pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.  In the second quarter of 2006, we (i) recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”) and (ii) sold our local exchange operations in Arizona.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared
to Three Months Ended September 30, 2006

Net income was $113.2 million and $76.3 million for the third quarter of 2007 and 2006, respectively.  Diluted earnings per share for the third quarter of 2007 and 2006 was $1.01 and $0.64, respectively.   We recorded $42.2 million of non-recurring operating revenues in third quarter 2007 upon expiration of a regulatory monitoring period (see Note 10).  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred after September 30, 2006.

	Three months
	ended September 30,
	2007	2006
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$224,185	168,942
Interest expense	(55,176)	(47,857)
Other income (expense)	14,761	2,818
Income tax expense	(70,568)	(47,579)
Net income	$113,202	76,324

Basic earnings per share	$1.04	0.66

Diluted earnings per share	$1.01	0.64

Average basic shares outstanding	108,996	115,221

Average diluted shares outstanding	112,229	120,448

Operating income increased $55.2 million (32.7%) as an $89.0 million (14.4%) increase in operating revenues was partially offset by a $33.8 million (7.5%) increase in operating expenses.

Operating Revenues

	Three months
	ended September 30,
	2007	2006
	(Dollars in thousands)

Voice	$229,862	218,665
Network access	248,490	219,897
Data	134,630	91,473
Fiber transport and CLEC	41,811	37,487
Other	54,040	52,315
	$708,833	619,837

Of the $11.2 million (5.1%) increase in voice revenues, approximately $16.4 million was attributable to the Madison River properties acquired April 30, 2007.  The remaining $5.2 million decrease was primarily due to a $5.1 million decrease due to a 5.4% decline in the average number of access lines (normalized for acquisitions, dispositions and previously-disclosed adjustments made during 2006).

Normalized for the adjustments mentioned above, access lines declined 32,400 (1.6%) during the third quarter of 2007 compared to a decline of 29,300 (1.4%) during the third quarter of 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on current conditions and anticipated competition, we expect access lines to decline between 5.0% and 6.0% for 2007.

Network access revenues increased $28.6 million (13.0%) in the third quarter of 2007 primarily due to the $25.4 million of one-time revenue recorded in third quarter 2007 upon expiration of the above-mentioned regulatory monitoring period and $13.0 million of revenues contributed by Madison River.  Such increases were partially offset by (i) a $5.8 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services) and (ii) a $4.6 million reduction in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base. We believe that intrastate minutes will continue to decline in 2007, although we cannot estimate the magnitude of such decrease.

Data revenues increased $43.2 million (47.2%) substantially due to (i) $16.8 million of one-time revenue recorded in third quarter 2007 upon expiration of the above-mentioned regulatory monitoring period, (ii) a $15.5 million increase in DSL-related revenues due primarily to growth in the number of DSL customers and (iii) $13.2 million of revenues contributed by Madison River.  Such increases were partially offset by a $2.1 million decrease in special access revenues and a $1.3 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC revenues increased $4.3 million (11.5%), of which $1.8 million was contributed by Madison River and $1.7 million was due to growth in our incumbent fiber transport business.

        Other revenues increased $1.7 million (3.3%) primarily due to $5.1 million of revenues contributed by Madison River.  Such increase was partially offset by a $2.1 million decrease in revenues from the above-described change in the arrangement with our provider of satellite television service.

Operating Expenses

	Three months
	ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$246,430	226,536
Selling, general and administrative	101,612	94,212
Depreciation and amortization	136,606	130,147
	$484,648	450,895

Cost of services and products increased $19.9 million (8.8%) primarily due to (i) $20.2 million of costs incurred by the Madison River properties and (ii) a $4.9 million increase in DSL-related expenses primarily due to growth in the number of DSL customers.  Such increases were partially offset by (i) a $4.1 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above and (ii) a $4.4 million decrease in salaries and benefits (due to fewer incumbent employees resulting from our 2006 workforce reduction which was partially offset by costs incurred in third quarter 2007 associated with our 2007 workforce reduction).

Selling, general and administrative expenses increased $7.4 million (7.9%) primarily due to $5.4 million of costs incurred by Madison River and a $3.2 million increase in salaries and benefits.

Depreciation and amortization increased $6.5 million (5.0%) due to $12.4 million of depreciation and amortization incurred by Madison River and a $3.7 million increase due to higher levels of plant in service.  Such increases were substantially offset by a $8.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $7.3 million (15.3%) in the third quarter of 2007 compared to the third quarter of 2006 primarily due to an increase in average debt outstanding caused by the March 2007 issuance of $750 million of senior notes used to fund the Madison River acquisition (see Note 8).

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $14.8 million for the third quarter of 2007 compared to $2.8 million for the third quarter of 2006.  The third quarter of 2007 included a pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.

Income Tax Expense

The effective income tax rate was 38.4% for both the three months ended September 30, 2007 and the three months ended September 30, 2006.

Nine Months Ended September 30, 2007 Compared
to Nine Months Ended September 30, 2006

Net income was $303.3 million and $297.8 million for the first nine months of 2007 and 2006, respectively.  Diluted earnings per share for the first nine months of 2007 and 2006 was $2.68 and $2.44, respectively.  We recorded an aggregate of $91.2 million of one-time operating revenues in 2007 (of which $49.0 million related to the settlement of a dispute with a carrier and $42.2 million related to the expiration of the above-described regulatory monitoring period) (see Note 10).  Included in net income (and diluted earnings per share) for the first nine months of 2006 was approximately $72.4 million ($.58 per share) related to nonrecurring gains, substantially all of which related to the redemption of our RTB stock.  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred since the beginning of 2006.

	Nine months
	ended September 30,
	2007	2006
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$624,104	491,859
Interest expense	(159,804)	(148,582)
Other income (expense)	28,131	130,874
Income tax expense	(189,094)	(176,357)
Net income	$303,337	297,794

Basic earnings per share	$2.77	2.53

Diluted earnings per share	$2.68	2.44

Average basic shares outstanding	109,478	117,685

Average diluted shares outstanding	114,086	123,348

Operating income increased $132.2 million (26.9%) due to a $159.6 million (8.7%) increase in operating revenues partially offset by a $27.4 million (2.0%) increase in operating expenses.

Operating Revenues

	Nine months
	ended September 30,
	2007	2006
	(Dollars in thousands)

Voice	$664,435	657,559
Network access	726,091	666,883
Data	338,700	259,158
Fiber transport and CLEC	120,851	109,318
Other	149,602	147,117
	$1,999,679	1,840,035

The $6.9 million (1.0%) increase in voice revenues is primarily due to $27.4 million of revenues attributable to the Madison River properties acquired April 30, 2007.  Such increase was partially offset by (i) a $15.5 million decrease due to a 5.1% decline in the average number of access lines (normalized for acquisitions, dispositions and previously-disclosed adjustments made during 2006) and (ii) a $3.9 million decline as a result of a decrease in revenues associated with extended area calling plans.

Normalized for the adjustments mentioned above, access lines declined 85,600 (4.1%) during the first nine months of 2007 compared to a decline of 77,200 (3.5%) during the first nine months of 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on current conditions and anticipated competition, we expect access lines to decline between 5.0% and 6.0% for 2007.

Network access revenues increased $59.2 million (8.9%) in the first nine months of 2007 primarily due to (i) the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier; (ii) $25.4 million of one-time revenues recorded in third quarter 2007 upon expiration of the above-described regulatory monitoring period and (iii) $21.3 million of revenues contributed by Madison River.  Such increases were partially offset by a $36.5 million decrease in recurring network access revenues for our incumbent telephone operations, principally due to (i) a $15.7 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base and (ii) a $15.2 million decrease in intrastate revenues due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate minutes will continue to decline in 2007, although we cannot estimate the magnitude of such decrease.

Data revenues increased $79.5 million (30.7%) substantially due to (i) a $51.5 million increase in DSL-related revenues due primarily to growth in the number of DSL customers; (ii) $21.7 million of revenues contributed by Madison River and (iii) $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of the above-described regulatory monitoring period.  Such increases were partially offset by a $8.1 million decrease in special access revenues primarily due to certain customers disconnecting circuits and a $3.7 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC revenues increased $11.5 million (10.5%), of which $10.1 million was due to growth in our incumbent fiber transport business and $3.0 million was contributed by Madison River.  Such increases were partially offset by a $2.0 million decrease in CLEC revenues primarily due to customer disconnects.

Other revenues increased $2.5 million (1.7%).  Such increase was primarily due to $8.1 million of revenues contributed by Madison River.   In connection with receiving a one-time reimbursement as a result of our above-described change in accounting for our relationship with our satellite television service provider, we recorded a $1.9 million one-time increase to revenues in 2007. The impact of the change in the arrangement resulted in a $5.6 million decrease in recurring revenues for the nine months ended September 30, 2007 compared to 2006.   In addition, our inside wire maintenance revenues decreased $2.1 million in 2007 compared to 2006.

Operating Expenses

	Nine months
	ended September 30,
	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$686,349	665,282
Selling, general and administrative	290,525	285,748
Depreciation and amortization	398,701	397,146
	$1,375,575	1,348,176

Cost of services and products increased $21.1 million (3.2%) primarily due to (i) $32.3 million of costs incurred by our Madison River properties; (ii) a $17.1 million increase in DSL-related expenses due to growth in the number of DSL customers; (iii) a $6.4 million increase in expenses associated with pole attachments primarily due to rate increases and (iv) a $4.4 million increase due to growth in our incumbent fiber transport business.  Such increases were substantially offset by (i) a $21.6 million decrease in salaries and benefits due to fewer incumbent employees resulting from our 2006 workforce reduction; (ii) a $14.4 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above (such reduction includes a $4.1 million one-time reimbursement of costs received from the service provider in the second quarter of 2007 in connection with the change in the arrangement) and (iii) a $3.9 million decrease in access expense.

Selling, general and administrative expenses increased $4.8 million (1.7%) primarily due to (i) $9.9 million of costs incurred by Madison River and (ii) a $7.9 million increase in salaries and benefits.  Such increases were partially offset by (i) a $7.5 million reduction in bad debt expense and (ii) a $4.6 million decrease in information technology expenses.

Depreciation and amortization increased $1.6 million (0.4%) primarily due to $19.6 million of depreciation and amortization incurred by Madison River and an $11.2 million increase due to higher levels of plant in service.  Such increases were substantially offset by a $23.3 million reduction in depreciation expense due to certain assets becoming fully depreciated and a $2.4 million reduction due to depreciation rate reductions in certain jurisdictions.

Interest Expense

Interest expense increased $11.2 million (7.6%) in the first nine months of 2007 compared to the first nine months of 2006.  A $15.4 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition) was partially offset by a $3.9 million decrease due to lower average interest rates.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains/losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $28.1 million for the first nine months of 2007 compared to $130.9 million for the first nine months of 2006.  The first nine months of 2007 include a non-recurring pre-tax gain of $10.4 million related to the sale of our interest in a real estate partnership.   The first nine months of 2006 included nonrecurring pre-tax gains of $118.6 million, substantially all of which relates to the redemption of our RTB stock upon dissolution of the RTB.   Our share of income from our 49% interest in a cellular partnership increased $2.9 million in the first nine months of 2007 compared to 2006 (primarily due to one-time favorable adjustments in 2007).

Income Tax Expense

The effective income tax rate was 38.4% and 37.2% for the nine months ended September 30, 2007 and 2006, respectively.   Income tax expense was reduced by approximately $6.4 million in the first nine months of 2006 due to the resolution of various income tax audit issues.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $789.4 million during the first nine months of 2007 compared to $622.5 million during the first nine months of 2006.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006.  In the first nine months of 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $482.4 million and $91.4 million for the nine months ended September 30, 2007 and 2006, respectively.  We used $306.8 million of cash (net of approximately $20.0 million of acquired cash) to purchase Madison River Communications Corp. (“Madison River”) on April 30, 2007 (see below and Note 2 for additional information).  Payments for property, plant and equipment were $28.7 million less in the first nine months of 2007 than in the comparable period during 2006.   Our budgeted capital expenditures for 2007 total approximately $325 million.  We received approximately $128.7 million cash from asset dispositions in 2006, of which approximately $122.8 million was from the redemption of our RTB stock upon dissolution of the RTB and $5.9 million was from the sale of our local exchange operations in Arizona.

Net cash used in financing activities was $274.0 million during the first nine months of 2007 compared to $657.2 million during the first nine months of 2006.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 8 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We invested the cash proceeds from the debt offering in short-term cash equivalents prior to the acquisition of Madison River.

We repurchased 7.4 million shares (for $338.5 million) and 18.2 million shares (for $669.9 million) in the first nine months of 2007 and 2006, respectively.  The 2006 repurchases include 14.36 million shares repurchased (for a total price of approximately $500 million) under accelerated share repurchase agreements with investment banks.  We initially funded the accelerated share repurchase agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper.

As described further in Note 8, we called for redemption on August 14, 2007, all of our $165 million aggregate principal amount of Series K convertible senior debentures, subject to the right of holders to convert their debentures into shares of our common stock at a conversion price of $40.455.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.  The remaining $15.4 million of outstanding debentures were retired for cash (including premium and accrued and unpaid interest).

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of September 30, 2007, we had no amounts outstanding under our credit facility or commercial paper program.

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

Recent Competitive Developments

As of September 30, 2007, we believe that between 32-37% of our access lines faced competition from cable voice offerings, and we expect that figure to increase to approximately 45% within the next 12 to 18 months.   During October 2007, we commenced offering switched digital television service to a second market, and we intend to continue to monitor the results of our initial operations in both markets.

Other Anticipated Events

As previously mentioned above, we recorded an aggregate of $91.2 million of revenues in 2007 upon settlement of a dispute with a carrier and the lapse of a regulatory monitoring period, neither of which we expect to reoccur in the future.  Additionally, lower Universal Service Fund receipts are expected to negatively impact 2008 diluted earnings per share by $.08 to $.10.

The disclosures presented under this heading exclude the potential impact of any future acquisitions, divestitures, share repurchases after October 31, 2007, or other unusual or unanticipated events.  Please see the factors listed above at the beginning of MD&A that could cause our actual results to differ materially from those described above.

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

                At September 30, 2007, the fair value of our long-term debt was estimated to be $2.9 billion based on the overall weighted average rate of our debt of 6.7% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 67 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $116 million decrease in fair value of our long-term debt at September 30, 2007.  As of September 30, 2007, after giving effect to interest rate swaps currently in place, approximately 83% of our long-term debt obligations were fixed rate.

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

At September 30, 2007, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges are  “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012.  During the first nine months of 2007, we realized an average interest rate under these hedges of 8.9%.  Interest expense was increased by $3.7 million during the first nine months of 2007 as a result of these hedges.  The aggregate fair market value of these hedges was $12.4 million at September 30, 2007 and is reflected both as a liability and as a decrease in our underlying long-term debt on the September 30, 2007 balance sheet.  With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value.  A hypothetical 10% increase in the forward rates would result in a $10.8 million decrease in the fair value of these hedges at September 30, 2007, and would also increase our interest expense.

In third quarter 2007, we entered into a hedge transaction that effectively locked-in the interest rate for the six-month period ended February 2008 related to the $500 million of Series L notes that previously were effectively converted to variable rate notes pursuant to the “fixed to variable” interest rate swaps described above.  Such transaction does not qualify for hedge accounting treatment and therefore will be reflected at its fair value as an asset or liability (with a corresponding adjustment through the income statement) at the end of each quarterly reporting period through February 2008.  The impact of this transaction to third quarter 2007 results of operations was not material.  We do not currently expect the income statement impact on future reporting periods to be material, although we cannot provide assurance to this effect.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of September 30, 2007.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of September 30, 2007.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.               Legal Proceedings.

See Note 13 included in Part I, Item 1, of this report.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.  The following table reflects the repurchases of our common stock during the third quarter of 2007 under our $750 million program announced in August 2007.  All of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased as	that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

July 1 – July 31, 2007	-	$-	-	$-
August 1 – August 31, 2007	104,000	$47.63	104,000	$745,046,019
September 1 – September 30, 2007	682,000	$46.11	682,000	$713,601,120

Total	786,000	$46.31	786,000

*  *  *  *  *  *  *  *  *

In addition to the above repurchases, we also withheld 1,315 shares of stock at an average price of $46.73 per share to pay taxes due upon vesting of restricted stock for certain of our employees in September 2007.

Item 5.	Other Information

During the preceding quarter, our Board, acting upon a recommendation of its Nominating and Corporate Governance Committee, increased the mandatory retirement age for our directors from 72 to 75.  For additional information, see Section 1 of our Corporate Governance Guidelines, an amended copy of which is filed herewith as Exhibit 3 hereto.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

3	Corporate Governance Guidelines, as amended through August 21, 2007.

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed July 13, 2007:

Items 8.01 and 9.01 - Other Events and Financial Statements and Exhibits.  News release announcing a call for redemption of our 4.75% Convertible Senior Debentures, Series K, due 2032.

The following items were reported in the Form 8-K filed August 2, 2007:

Items 2.02 and 9.01 – Results of Operations and Financial Condition and Financial Statements and Exhibits.  Press release announcing second quarter 2007 results of operations.

The following items were reported in the Form 8-K filed August 14, 2007:

Items 8.01 and 9.01 - Other Events and Financial Statements and Exhibits.  News release announcing the completion of the redemption of our 4.75% Convertible Senior Debentures, Series K, due 2032.

The following items were reported in the Form 8-K filed August 22, 2007:

Items 8.01 and 9.01 - Other Events and Financial Statements and Exhibits.  News release announcing that CenturyTel’s Board of Directors approved a $750 million stock repurchase program and a regular quarterly cash dividend of $.065 per share.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: November 7, 2007	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)