Form 10-K
period 2007-12-31
CENTURYTEL INC
filed 2008-02-29
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Stock Options
(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes [X]     No [   ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.              Yes [   ]      No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [X]                                                                                        Accelerated filer [  ]                                                              Non-accelerated filer [  ]

Indicate by check mark if the Registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  [   ]       No [X]

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $3.9 billion as of June 30, 2007.  As of February 15, 2008, there were 106,647,125 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2008 annual meeting of shareholders are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

General.    CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide a complete offering of integrated communications services.  We conduct all of our operations in 25 states located within the continental United States.

At December 31, 2007, our incumbent local exchange telephone subsidiaries operated approximately 2.1 million telephone access lines, primarily in rural areas and small to mid-size cities in 24 states, with over 68% of these lines located in Missouri, Wisconsin, Alabama, Arkansas and Washington.  According to published sources, we are the seventh largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets.

Since 2005, we have expanded our product offerings to include satellite television services, wireless communications services under a reselling arrangement and wireless broadband services.   For additional information, see “Operations - Recent Product Developments” below.

For information on the amount of revenue derived by our various lines of services, see “Operations - Services” below and Item 7 of this annual report.

Recent acquisitions.    On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) for approximately $322 million cash (including the effect of post-closing adjustments).  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included ownership in a 2,400 route mile fiber network.

In June 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash, which has enabled us to offer broadband and competitive local exchange services to customers in these markets.

In June 2003, we purchased for $39.4 million cash the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas.  In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. for approximately $15.8 million cash.  For additional information, see “Operations - Services - Fiber Transport and CLEC.”

We also acquired approximately 660,000, 490,000 and 650,000 telephone access lines in transactions completed in 1997, 2000 and 2002, respectively, each of which substantially expanded our operations.  The 2002 acquisition of telephone access lines was funded primarily from proceeds received from the sale of substantially all of our wireless operations in August 2002.

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

Where to find additional information.    We make available our filings with the Securities and Exchange Commission (“SEC”) on Forms 10-K, 10-Q and 8-K on our website (www.centurytel.com) as soon as reasonably practicable after we complete such filings with the SEC.  These documents may also be obtained from the SEC’s website at www.sec.gov.

We also make available on our website our Corporate Governance Guidelines, our Corporate Compliance Program and the charters of our audit, compensation, risk evaluation, and nominating and corporate governance committees.  We will furnish printed copies of these materials free of charge upon the request of any shareholder.  If a provision of our Corporate Compliance Program is amended, other than by a technical, administrative or other non-substantive amendment, or a waiver under this program is granted to a director or executive officer, notice of such amendment or waiver will be posted on our website.  Also, we may elect to disclose the amendment or waiver in a report on Form 8-K filed with the SEC.  Only our board of directors may consider a waiver of our Corporate Compliance Program for a director or executive officer.

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations.  In addition, during 2007 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

Industry information.  Unless otherwise indicated, information contained in this annual report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management’s knowledge and experience in the markets in which we operate and the communications industry generally.  We believe these estimates and assumptions are accurate as of the date made; however, this information may prove to be inaccurate because it cannot always be verified with certainty.  You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.  Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this annual report.

Other.  As of December 31, 2007, we had approximately 6,600 employees, of which approximately 1,600 were members of 15 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America.   We believe that relations with our employees continue to be generally good.  During 2006 and 2007, we announced reductions of our workforce which aggregated approximately 600 jobs, primarily due to (i) increased competitive pressures, (ii) the loss of access lines over the last several years and (iii) progress made on our Madison River integration plan.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, we are the seventh largest local exchange telephone company in the United States, based on the approximately 2.1 million access lines we served at December 31, 2007.  An “access line” is a telephone line that connects a home or business to the public switched telephone network.  All of our access lines are digitally switched. Through our operating telephone subsidiaries, we provide local exchange services to predominantly rural areas and small to mid-size cities in 24 states.

The following table lists additional information regarding our access lines as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006
	Number of	Percent of	Number of	Percent of
State	access lines	access lines	access lines	access lines
Missouri	408,000	19%	424,000	20%
Wisconsin (1)	387,000	18	413,000	20
Alabama (2)	290,000	14	249,000	12
Arkansas	211,000	10	227,000	11
Washington	157,000	7	166,000	8
Michigan	91,000	4	96,000	5
Colorado	86,000	4	90,000	4
Louisiana	84,000	4	90,000	4
Oregon	66,000	3	70,000	3
Ohio	64,000	3	72,000	3
Illinois (2)	57,000	3	-	-
Montana	57,000	3	60,000	3
Georgia (2)	34,000	2	-	-
Texas	33,000	2	37,000	2
Minnesota	27,000	1	28,000	1
Tennessee	23,000	1	25,000	1
Mississippi	22,000	1	23,000	1
North Carolina (2)	14,000	*	-	-
New Mexico	6,000	*	6,000	*
Wyoming	6,000	*	6,000	*
Idaho	5,000	*	5,000	*
Indiana	5,000	*	5,000	*
Iowa	2,000	*	2,000	*
Nevada	*	*	*	*
	2,135,000	100%	2,094,000	100%
*          Represents less than 1% or less than 1,000 access lines.
(1)	As of December 31, 2007 and 2006, approximately 51,000 and 53,000, respectively, of these lines were owned and operated by our 89%-owned affiliate.
(2)	In connection with our acquisition of Madison River in April 2007, we acquired an aggregate of approximately 164,000 access lines in Illinois, Alabama, Georgia and North Carolina.

The following table summarizes certain information related to our customer base, operating revenues and capital expenditures for the past five years.  The 2007 information includes the Madison River properties we acquired on April 30, 2007.

	Year ended or as of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Access lines	2,135,000	2,094,000	2,214,000	2,314,000	2,376,000
% Residential	73%	74	75	75	76
% Business	27%	26	25	25	24

Internet customers	623,000	459,000	357,000	271,000	223,000
% High-speed Internet service	89%	80	70	53	37
% Dial-up service	11%	20	30	47	63

Operating revenues	$2,656,241	2,447,730	2,479,252	2,407,372	2,367,610
Capital expenditures	$326,045	314,071	414,872	385,316	377,939

As discussed further below, our access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline.  To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless, and other additional services that may become available in the future due to advances in technology, spectrum sales or improvements in our infrastructure, (iii) provide our premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks, (vi) provide greater penetration of broadband services and (vii) market our products to new customers.  See “Services” and “Regulation and Competition.”

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

	2007	2006	2005

Voice	33.5%	35.6	36.4
Network access	35.4	35.9	38.7
Data	17.4	14.4	12.9
Fiber transport and CLEC	6.0	6.1	4.7
Other	7.7	8.0	7.3
	100.0%	100.0	100.0

Voice.  We derive our local service revenues by providing local exchange telephone services in our franchised service areas, including basic dial-tone service through our regular switched network, generally for a fixed monthly charge.  Normalized for acquisitions, dispositions and other adjustments, access lines declined 5.7% in 2007, 4.8% in 2006 and 4.3% in 2005.  We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on our planned results for recent sales and retention initiatives, we are targeting our access line loss to be between 4.5% and 6.0% in 2008.

We offer enhanced voice services (such as call forwarding, conference calling, caller identification, selective call ringing and call waiting) to our local exchange customers for additional charges.  In 2007, we continued to expand the availability of enhanced voice services offered in certain service areas.  At December 31, 2007, over 60% of both our business and residential customers subscribed to one or more enhanced voice services.

We derive our long distance revenues by providing retail long distance services based on either usage or pursuant to flat-rate calling plans.  At December 31, 2007, we provided long distance services to nearly 1.3 million lines.    Exclusive of the long distance lines associated with Madison River, our long distance lines declined slightly in 2007, principally due to competitive factors.  We anticipate that most of our long distance service will be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

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

Data.  We derive our data revenues primarily from monthly recurring charges for providing Internet access services (both high-speed and dial-up services) and data transmission services over special circuits and private lines.   We began offering traditional dial-up Internet access services to our telephone customers in 1995.  In late 1999, we began offering high-speed Internet access services, a premium-priced broadband data service.  As of December 31, 2007, approximately 84% of our access lines were broadband-enabled.  At December 31, 2007, we provided high-speed Internet access services to over 555,000 customers and dial-up services to nearly 68,000 customers.  During 2007, we added over 186,000 high-speed Internet customers (which includes approximately 58,000 from the Madison River acquisition).

Our data revenue also includes amounts billed to our business customers for dedicated circuits used for various purposes, including connecting the customer’s offices or networks to our networks.

Fiber transport and CLEC.  Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.

In late 2000, we began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana.  In February 2002, we purchased the fiber network and customer base of KMC’s operations in Monroe and Shreveport, Louisiana and in June 2005, we purchased the fiber assets in 16 metropolitan markets from KMC which allowed us to offer broadband and competitive local exchange services to customers in these markets.  We intend to focus our efforts on the CLEC markets with the most promise, and are exploring our alternatives with respect to the remaining markets.  As of December 31, 2007, our competitive local exchange markets provided service over 1,200 miles of fiber.

Under the name “LightCore”, we sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2007, over 9,900 miles of fiber in the central United States.  We began our fiber transport business during 2001, when we began selling capacity over a 700-mile fiber optic ring that we constructed in southern and central Michigan.  In June 2003, we acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas.  We have used the network to sell services to new and existing customers and to reduce our reliance on third party transport providers.  In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. to provide services similar to those described above.

In addition to the above-described fiber network, in connection with our 2007 acquisition of Madison River, we acquired ownership in a 2,400 route mile fiber network located in six states which provides us the opportunity to expand our fiber network business and further reduce our reliance on third-party transport providers.

We offer 24-hour burglary and fire monitoring services to over 10,500 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

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

Recent Product Developments

Since 2005, we have offered in conjunction with EchoStar Communications Corporation (“EchoStar”) co-branded DISH Network satellite television service in substantially all of our local exchange service areas.  Effective January 1, 2007, we changed our relationship with EchoStar from a revenue sharing arrangement to an agency relationship.  In late 2005, we initiated our switched digital television service to the LaCrosse, Wisconsin market and, in October 2007, we commenced a second switched digital video service offering to our Columbia, Missouri market.

            We also offer wireless communications services through a reselling arrangement with a nationwide wireless carrier and wireless broadband Internet services in select locations in certain markets in eight states.

Federal Financing Programs

Certain of our telephone subsidiaries receive long-term financing from the Rural Utilities Service (“RUS”), a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates.  Approximately 14% of our plant is pledged to secure obligations of our telephone subsidiaries to the RUS.  For additional information regarding our financing, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

We maintain local offices in most of the larger population centers within our service territories.  These offices are typically staffed by local residents and provide sales and customer support services in the community.  We also rely on our call center personnel to promote sales of services that meet the distinctive needs of our customers.  In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote customer loyalty.

Most of our services are offered under our “CenturyTel” brand name.  However, we sell fiber capacity on our networks under the brand name “LightCore.”  In addition, our satellite television service is offered on a co-branded basis with EchoStar under the DISH Network name.

Network Architecture

Our local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with licensed software.  Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers.  As of December 31, 2007, we maintained over 252,000 miles of copper plant and approximately 20,000 miles of fiber optic plant in our local exchange networks.  Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.  Most of our long distance service is provided directly through our own switches and network equipment, with the balance being provided through reselling arrangements with other long distance carriers.  We also maintain networks in connection with providing fiber transport and CLEC services.  For additional information on these networks, see “Services -  Fiber Transport and CLEC.”

Regulation and Competition Relating to Incumbent Local Exchange Operations

Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories.  (These LECs are sometimes referred to below as “incumbent LECs” or “ILECs”).  Consequently, most of our intrastate telephone operations have traditionally been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and our interstate operations have been regulated by the FCC under the Communications Act of 1934.  As we discuss in greater detail below, passage of the 1996 Act, coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by generally reducing the regulation of LECs and attracting a substantial increase in the number of competitors and capital invested in existing and new services. We anticipate that these trends toward reduced regulation and increased competition will continue.

The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us.  Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could substantially change the manner in which the communications industry operates.  Neither the outcome of any of these developments, nor their potential impact on us, can be predicted at this time.  The impact of regulatory changes in the communications industry could have a substantial impact on our operations.  See Item 1A of this annual report below.

State regulation.  The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke certifications authorizing companies to provide communications services.  Most commissions have traditionally regulated pricing through “rate of return” regulation that focuses on authorized levels of earnings by LECs.  Historically, most of these commissions also (i) regulated the purchase and sale of LECs, (ii) prescribed depreciation rates and certain accounting procedures, (iii) enforced laws requiring LECs to provide universal service under publicly filed tariffs setting forth the terms, conditions and prices of their LEC services, (iv) oversaw implementation of several federal telecommunications laws including interconnection obligations and (v) regulated various other matters, including certain service standards and operating procedures.

In recent years, state legislatures and regulatory commissions in most of the 24 states in which our telephone subsidiaries operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue.  Essentially, such relief comes in two forms: (i) full or partial deregulation through legislation or (ii) the ability to elect into or renew existing state alternative regulation through a regulatory proceeding.  Several states have implemented laws or rulings which require or permit LECs at the state level to either be deregulated for pricing or opt out of “rate of return” regulation in exchange for agreeing to alternative forms of regulation.   Such alternatives permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps.  As discussed further below, subsidiaries operating over 72% of our access lines in various states have agreed to be governed by alternative regulation plans, and we continue to explore our options for similar treatment in other states.  We believe that reduced regulatory oversight of certain of our telephone operations may allow us to offer new and competitive services faster than under the traditional regulatory process.  For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “Developments Affecting Competition.”

The following summary describes the alternative regulation plans applicable to us in Wisconsin, Missouri, Alabama and Arkansas, our four largest telephone markets.

•     Our Wisconsin access lines, except for those acquired from Verizon in 2000 (which continue to be regulated under “rate of return” regulation), are regulated under various alternative regulation plans developed jointly between the Wisconsin Public Service Commission and us.  Each of these alternative regulation plans permits us to adjust local rates within specified parameters if we meet certain quality-of-service and infrastructure-development commitments. These plans also include initiatives designed to promote competition.

•  All of our Missouri LECs are regulated under a price-cap regulation plan whereby basic service rates are adjusted annually based on an inflation-based factor; non-basic services may be increased without restriction up to 5% annually.   If the inflation-based factor were to decline as it has done in recent years, our revenues would be negatively impacted.

•     In 2005,  the state of Alabama passed legislation that essentially allowed telephone companies the option to phase in deregulation of certain LEC services.  In February 2007, our Alabama LECs opted to provide all local services (including bundled services but excluding certain basic telephone and optional calling services) on a deregulated and detariffed basis.  Certain basic telephone and optional calling services continue to be regulated and subject to a price cap.  Our Alabama properties acquired from Madison River operate under a separate alternative regulation plan under which local rates are still governed by the state public service commission.

•  Our Arkansas LECs acquired from Verizon Communications, Inc. are regulated under an alternative regulation plan under which rates can be adjusted based on an inflation-based factor.  Other local rates can be adjusted without commission approval; however, such rates are subject to commission review under certain conditions.   Our remaining Arkansas LECs have the option to increase rates up to certain specified amounts.

Notwithstanding the movement toward alternative regulation, LECs operating approximately 28% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes.  These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, either of which could lead to revenue reductions.

Federal regulation. Our telephone subsidiaries are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the 1996 Act, which amended the Communications Act to promote competition and reform the Universal Service Program.

The FCC regulates interstate services provided by our telephone subsidiaries primarily by regulating the interstate access charges that we bill to long distance companies and other communications companies for use of our network in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.  In addition, the FCC has responsibility for maintaining and administering the Universal Service Fund.  LECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses.  The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.  We have not elected price-cap regulation for our telephone operations, except for the properties we acquired from Verizon in 2002 which have continued to operate under price-cap regulation, as permitted under FCC rules for acquired properties.  All of our other operations continue to be governed by traditional rate-of-return regulation for interstate access charges, which permits us to set rates based on forecasted investment and expenses plus a return on investment, which is currently 11.25%.  In the last half of 2007, certain carriers filed a petition with the FCC seeking to convert their properties from rate of return regulation to price-cap regulation in the interstate jurisdiction.  In order to achieve this conversion, these carriers petitioned the FCC to make numerous rule changes that would provide a blueprint for rate of return carriers to opt into price-cap regulation.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic.  The FCC has received intercarrier compensation proposals from several industry groups, and in early 2005 solicited comments on all proposals previously submitted to it.  Broad industry negotiations have taken place with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments.  The ultimate outcome of this proceeding could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the federal Universal Service Fund (the “USF”).  Until the FCC’s proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact it will have on our results of operations.

In December 2005, a group of six mid-size carriers, including us, filed proposed rules with the FCC regarding “phantom traffic”.  “Phantom traffic” generally refers to telecommunications calls that cannot be billed properly to responsible carriers by other carriers in the call path because the traffic is mislabeled, unlabeled or improperly routed.  The proposal requests that the FCC implement and enforce updated rules that require carriers to accurately identify, label and route network traffic so that appropriate bills can be created.  In late 2006, the FCC opened a separate phantom traffic proceeding with the intent of formalizing potential phantom traffic rules for the industry.  Overall, the comments received to date on the phantom traffic issue have been favorable to us; however, until the FCC concludes its phantom traffic proceeding and adopts changes, if any, to existing rules, we cannot estimate the impact any changes will have on our results of operations.

As discussed further below, certain providers of competitive communications services are currently not required to compensate ILECs for the use of their networks.  Additionally, certain deregulated providers seek and receive high cost universal support funding based on the incumbent’s costs rather than their own.

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

Universal service support funds, revenue sharing arrangements and related matters. A significant number of our telephone subsidiaries recover a portion of their costs from the federal USF and from similar state “universal support” mechanisms, which receive their funding from fees charged to interexchange carriers and LECs.  Disbursements from these programs traditionally have focused principally on allowing LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas.  Other USF programs address other social goals, such as supporting schools and libraries through the USF’s E-rate program.

The table below sets forth the amounts received by our telephone subsidiaries in 2007 and 2006 from federal and state universal support programs.

	Year ended December 31,
	2007		2006
		% of Total		% of Total
		2007		2006
	Amount	Operating	Amount	Operating
Support Program	Received	Revenues	Received	Revenues
	(amounts in millions)

USF High Cost Loop Support	$166.5	6.3%	$163.1	6.6%
Other Federal Support Programs	133.9	5.0%	134.6	5.5%
Total Federal Support Receipts	300.4	11.3%	297.7	12.1%

State Support Programs	35.6	1.3%	36.2	1.5%
TOTAL	$336.0	12.6%	$333.9	13.6%

Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years as modernization of the overall program moves forward.  As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provide relatively predictable levels of support to many LECs, including substantially all of our LECs.   In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.

Universal support funds available to ILECs are currently available to local competitors that (i) certify they will serve all customers in a study area, (ii) offer nine core services, and (iii) qualify as an “eligible telecommunications carrier.”  Wireless and other competitive service providers continue to seek to qualify to receive USF support.  This trend, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program.

A significant portion of our support payments have varied over time based on our average cost to serve customers compared to national cost averages.  Under the USF High Cost Loop support program, which is the USF’s principal support program, our payments from the USF will decrease if national average costs per loop increase at a rate greater than our average cost per loop.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop support program to decrease in 2006 when compared to 2005.  While our 2007 USF High Cost Loop support program receipts approximated 2006 levels, we anticipate that our 2008 revenues from the USF High Cost Loop support program will be lower than 2007 by approximately $14-$17 million.

In late 2002, the FCC requested that the Federal-State Joint Board (“FSJB”) on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers.   Since then, the FSJB recommended a comprehensive general review of the high-cost support mechanisms for rural and non-rural carriers and requested comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us.  In addition, the FCC has taken various other steps in anticipation of restructuring universal service support mechanisms, including, most recently, opening for public comment in early 2008 several proposals that contemplate a substantial restructuring of current USF programs.

On May 1, 2007, the FSJB proposed that the FCC consider an interim cap on the amount of high cost support that competitive eligible telecommunications carriers (“CETCs”) may receive.  On November 20, 2007, the FSJB issued another recommended decision on universal service reform which suggested various reform measures including a migration of the present funding mechanisms to three new separate funds covering broadband providers, mobility providers, and providers of last resort.  The FSJB also recommended elimination of the identical support rule which now enables wireless CETCs to draw identical support based on the ILEC’s cost.   In addition, the FSJB is recommending certain other reforms, including (i) caps on the present high cost funding mechanism, (ii) certification of only one wireline, one wireless and one broadband carrier in each market and (iii) further consideration of competitive bidding as a distribution mechanism.  Until the FCC acts on these recommendations, we cannot estimate the impact that such proposals would have on our operations.  In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, none of which have been resolved at this time.  We will continue to be active in monitoring and participating in these developments.

In 2004, the FCC mandated changes in the administration of the universal service support programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to LECs from the Universal Service High Cost Loop support program.  Congress has passed bills in recent years granting successive one-year exemptions from the federal law that impacted the E-rate program, including a bill extending the exemption through December 31, 2007. An additional exemption is currently pending before Congress.  Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

A substantial portion of our state support payments are payable by Louisiana under a program restructured in 2005 into a state universal service fund that expanded the base of contributors to include all telecommunication service providers operating in Louisiana.  Thus far, the payments we have received under this fund approximate those received by us under Louisiana’s predecessor program.  The fund is subject to an annual review by the Louisiana Public Service Commission (the “LPSC”).  As such, there can be no assurance that the fund will remain as adopted by the LPSC or that funding levels will remain at current levels.  In November 2007, the LPSC initiated a docket to determine the best way to convert the existing universal service fund to a stable funding mechanism.  The LPSC currently expects to complete its review by December 2008.

Some of our telephone subsidiaries operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. See “ State Regulation”.  There can be no assurance that these states will continue to provide for cost recovery at current levels.

All of our interstate network access revenues are based on access charges, cost separation studies or special settlement arrangements, many of which are administered by the FCC or NECA, and all of which are subject to change.  See “Services.”

Certain long distance carriers continue to request that certain of our LECs reduce intrastate access tariffed rates.  Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates.   However, in light of pending intercarrier compensation reform that is expected to address intrastate access charges, most states are deferring action until they receive direction from the FCC.  However, some carriers are continuing to pursue lower intrastate access rates in some states.

Developments affecting competition.  Over the past decade, fundamental technological, regulatory and legislative changes have significantly impacted the communications industry, and we expect these changes will continue.  Primarily as a result of regulatory and technological changes, competition has been introduced and encouraged in each sector of the communications industry in recent years.  As a result, we increasingly face competition from other communication service providers, as further described below.

Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services.  This trend is more pronounced among residential customers, which comprise 73% of our access line customers.  We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.  Substantially all of our access line customers are currently capable of receiving wireless services from a competitive service provider.  Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.

The 1996 Act, which obligates LECs to permit competitors to interconnect their facilities to the LEC’s network and to take various other steps that are designed to promote competition, imposes several duties on a LEC if it receives a specific request from another entity which seeks to connect with or provide services using the LEC’s network.  In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to all aspects of the LEC’s network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the LEC’s property, or provide virtual collocation if physical collocation is not practicable.  During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs.  In response to successful judicial challenges to these rules, in 2005 the FCC released rules that required incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network element, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove LECs’ unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

Under the 1996 Act’s rural telephone company exemption, approximately half of our telephone access lines are exempt from certain of the 1996 Act’s interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria.  States are permitted to adopt laws or regulations that provide for greater competition than is mandated under the 1996 Act.

As a result of these regulatory, consumer and technological developments, ILECs increasingly face competition from CLECs, particularly in densely populated areas.  CLECs provide competing services through reselling the ILECs’ local services, through use of the ILECs’ unbundled network elements or through their own facilities.  The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in our markets acquired from Verizon in 2002 and 2000.  We anticipate that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

As noted above, wireless and other competitive services providers have been increasingly aggressive in seeking and obtaining USF support funds.  This support is likely to encourage additional competitors to enter our high-cost service areas.

Technological developments have led to the development of new services that compete with traditional LEC services.  Technological improvements have enabled cable television companies to provide telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  As of December 31, 2007, we believe that approximately 40-45% of our access lines currently face competition from cable voice offerings.  Additionally, several large electric utilities have announced plans to offer communications services that compete with some LECs.

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

In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors.  These systems, which have become more prevalent as a result of the 1996 Act, are capable of originating or terminating calls without use of the ILECs’ networks or switching services.  Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs’ local networks, either partially or completely, through various means, including the provision of special access or independent switching services and the concentration of telecommunications traffic on a few of the ILECs’ access lines.  We anticipate that all these trends will continue and lead to decreased use of our networks.

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

Competition can harm us by causing us to lose customers, or by causing us to lower prices or increase our capital or operating expenses to retain customers.  Competing communications services, such as wireless, VoIP, electronic mail and optional calling services, can also reduce usage of our network and thereby decrease our network access revenues.  Competition can also cause customers to reduce either usage of our services or switch to less profitable services, and could impede our ability to diversify into new lines of business dominated by incumbent providers.

We anticipate that the traditional operations of LECs will continue to be impacted by changes in regulation, technology, and consumer preferences affecting the ability of LECs to attract and retain customers and the capability of wireless companies, CLECs, cable television companies, VoIP providers, electric utilities and others to provide competitive LEC services. Competition relating to traditional LEC services has thus far affected large urban areas to a greater extent than the less dense areas in which we operate. We will actively monitor these developments, observe the effect of emerging competitive trends in larger markets and continue to evaluate new business opportunities that may arise out of future technological, legislative and regulatory developments.

We expect our operating revenues in 2008 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced network access revenues and lower prior year revenue settlement amounts.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering and the impact of recognizing a full year of revenues associated with our Madison River properties acquired in April 2007.

Regulation and Competition Relating to Other Operations

Long Distance Operations.  We offer intra-LATA, intrastate and interstate long distance services.  State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state.  Federal regulators have jurisdiction over interstate toll calls.  Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets.  Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality.  Traditionally, our principal competitors for providing long distance services were large long distance companies such as AT&T, regional phone companies and dial-around resellers.  Increasingly, however, we have experienced competition from newer sources, including wireless companies offering attractively-priced calling plans.  Technological substitutions, including VoIP and electronic mail, have further reduced demand for traditional long distance services.  To counter such competition, we now offer unlimited long distance calling plans.

Data Operations.  In connection with our data business, we face competition from Internet service providers, satellite companies, long distance carriers and cable companies which use wired or wireless technologies to offer dial-up Internet access services or high-speed broadband services.  As of December 31, 2007, we believe approximately 60% of our local exchange markets are overlapped by cable systems offering data services competitive with ours.  Many of these competitors offer content that we cannot match.   Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries, although recent FCC rule changes classifying our high-speed offering as an “information service” has helped reduce regulatory disparities.  These recent rule changes further provided companies the option to deregulate (for price cap companies) or detariff (for rate of return companies) high-speed Internet services.  During 2006, all of our operating companies elected to either deregulate or detariff their high-speed Internet services, which decreased regulatory oversight and increased our retail pricing flexibility.

Fiber Transport Operations.  When our fiber transport networks are used to provide intrastate telecommunications services, we must comply with state requirements for telecommunications utilities, including state tariffing requirements.  To the extent our facilities are used to provide interstate communications, we are subject to federal regulation as a non-dominant common carrier.  Due largely to excess capacity, the fiber transport industry is highly competitive.  Our primary competitors are from other communications companies, many of whom operate networks and have resources much larger than ours.   Over the last few years, several large communications companies have merged and have implemented strategies to transfer a significant portion of their voice and data traffic from our fiber network to their networks.  We expect this trend to continue as companies seek opportunities to reduce their transport-related costs.  In addition, new IP-based services may enable new entrants to transport data at prices lower than we currently offer.

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

Other Operations.  Similar to our CLEC business, we may be required to obtain licenses or franchises to enter new markets for our switched digital television and wireless broadband services, which could delay our rollout of these offerings.  The television and wireless communications markets we have recently entered are highly competitive, which could limit our ability to compete effectively.

OTHER DEVELOPMENTS OR MATTERS

In August 2007, our board of directors approved a $750 million stock repurchase program which expires in September 2009, unless extended by the board.  Through December 31, 2007, we had repurchased approximately 3.6 million shares for $158.5 million under this program.  We previously repurchased approximately $401.0 million, $186.7 million, $437.5 million and $1.028 billion of our shares under separate repurchase programs approved in February 2004, February 2005, May 2005 and February 2006, respectively.  For additional information, see Liquidity and Capital Resources included in Item 7 of this annual report.

We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2007 have not been material and we currently have no reason to believe that such costs will become material.

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

Our business generates a substantial portion of its revenues by delivering voice and data services over access lines.  We have experienced access line losses over the past several years, including a 5.7% decline during the year ended December 31, 2007 (exclusive of the Madison River acquisition), due to a number of factors, including increased competition and wireless and broadband substitution, which are described further below.  We expect to continue to experience access line losses in our markets for an unforeseen period of time.  Our inability to retain access lines could adversely impact our revenues, earnings and cash flow from operations.

We face competition, which we expect to intensify.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive, and we expect these trends to continue.   In our LEC markets, we face competition from wireless telephone services, which we expect to increase if wireless providers continue to expand and improve their network coverage, offer fixed-rate calling plans, lower their prices and offer enhanced services.  In certain of our LEC markets, we also face competition from cable television operators, CLECs and VoIP providers.  Over time, we expect to face additional local exchange competition from more recent market entrants, including (i) electric utility and satellite communications providers and (ii) alternative networks or non-carrier systems designed to reduce demand for our switching or access services.  The Internet, long distance and data services markets are also highly competitive, and we expect that competition will intensify in these and other markets that we serve.  The recent proliferation of companies offering integrated service offerings has further intensified competition in the markets we serve.

We expect competition to intensify as a result of new competitors and the development of new products and services. Our competitive position could be weakened by strategic alliances or consolidation within the communications industry or the development of new technologies.  We cannot predict which future products or services will be important to maintain our competitive position or what funding will be required to develop and provide these products or services. Our ability to compete successfully will depend on how well we market our products and services and on our ability to anticipate and respond to various competitive and technological factors affecting the industry, including changes in regulation (which may affect us differently from our competitors), changes in consumer preferences or demographics, and changes in the product offerings or pricing strategies of our competitors.

Many of our current and potential competitors have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours. In addition, some of our competitors own larger and more diverse networks, can conduct operations or raise capital at a lower cost than we can, are subject to less regulation, have lower benefit plan costs, offer greater online content services, or have substantially stronger brand names. Consequently, some competitors may be better equipped than us to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications.  Several large electric utilities have announced plans to offer communications services that will compete with LECs.  Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost.  Rapid changes in technology could result in the development of additional products or services that compete with or displace those offered by traditional LECs, or that enable current customers to reduce or bypass use of our networks.  We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position.  We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.  If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

Due to the above-cited changes, the telephone industry has recently experienced a decline in access lines and intrastate minutes of use.  This decline in access lines and usage, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects. Exclusive of the Madison River acquisition, our access lines declined 5.7% in 2007.  Based on our planned results for recent sales and retention initiatives, we are targeting our access line loss to be between 4.5% and 6.0% in 2008.  We also earned less intrastate revenues in 2007 due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services).  We believe our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

We have traditionally sought growth largely through acquisitions of properties similar to those currently operated by us.  However, we cannot assure you that properties will be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or competitive pressures that are new or different from those historically applicable to our incumbent properties.  Moreover, we cannot assure you that we will be able to arrange additional financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

In recent years, we have attempted to broaden our services and products by offering satellite television services and reselling wireless services as part of our bundled product and service offerings.  Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  In addition, during 2005 we launched our facilities-based digital video offering to select markets in Wisconsin and, in October 2007, we launched a second switched digital video offering in our Columbia, Missouri market.  We may initiate other new service or product offerings in the future.  We anticipate new offerings will generate lower profit margins than many of our traditional services.  As such, to the extent revenues from these new offerings replace revenues lost from declines in our traditional LEC business, our overall profit margins will decline.  We cannot assure you that our recent or future diversification efforts will be successful.

Future deterioration in our financial performance could adversely impact our credit ratings, our cost of capital and our access to the capital markets.

Our future results will suffer if we do not effectively adjust to changes in our industry.

The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills.  Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen these skills, and, where necessary, to attract and retain new personnel that possess these skills.

Our future results will suffer if we do not effectively manage our expanded operations.

In the past several years, we have expanded our operations through acquisitions and new product and service offerings, some of which involve complex technical, engineering, and operational challenges.  We may pursue similar opportunities in the future.  Our future success depends, in part, upon our ability to manage our expansion opportunities, including our ability to:

•	retain and attract key personnel that have the skills necessary to implement and manage the new business opportunities

•	effectively manage our day to day operations while attempting to execute our strategy of expanding our business

•	realize the projected growth and revenue targets developed by management for our newly acquired and emerging businesses, and

•	continue to identify new acquisition or growth opportunities that we can finance, consummate and operate on attractive terms.

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

Portions of our property, plant and equipment are located on property owned by third parties.

Over the past few years, certain utilities, cooperatives and municipalities in certain of the states in which we operate have requested significant rate increases for attaching our plant to their facilities.   To the extent that these entities are successful in increasing the amount we pay for these attachments, our future operating costs will increase.

In addition, we rely on rights-of-way, co-location agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on their respective properties.  If any of these authorizations terminate or lapse, our operations could be adversely affected.

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

In addition, our LightCore operations carry a significant amount of voice and data traffic for larger communications companies.  As these larger communications companies consolidate or expand their networks, it is possible that they could transfer a significant portion of this traffic from our fiber network to their networks, which could have a negative effect on our business and results of operations.

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

At December 31, 2007, approximately 25% of our employees were members of 15 separate bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.   We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

Risk of loss or reduction of network access charge revenues.  A significant portion of our network access revenues are paid to us by intrastate and interstate long distance carriers for originating and terminating calls in the regions we serve.  The amount of access charge revenues that we receive is based largely on rates set by federal and state regulatory bodies, and such rates could change.  The FCC is currently weighing several proposals to comprehensively reform the intercarrier compensation regime in order to create a uniform system of intercarrier payments.  Any reform eventually adopted by the FCC will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, our financial results could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Furthermore, access charges currently paid to us could be diverted to competitors who enter our markets or expand their operations, either due to changes in regulation or otherwise.

Risk of loss or reduction of support fund payments.  We receive a substantial portion of our revenues from the federal Universal Service Fund and, to a lesser extent, intrastate support funds.  These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us.  In August 2004, a federal-state joint board requested comments on the FCC’s current rules for high-cost support payments to rural telephone companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us.  In May 2007, this board proposed that the FCC consider an interim cap on the amount of the high-cost support that competitive eligible telecommunications carriers may receive.  Several parties have objected to the size of the USF or questioned the continued need to maintain the program in its current form.  Pending judicial appeals and Congressional proposals create additional uncertainty regarding our future receipt of support payments.  We cannot estimate the impact that these developments will have on us.

We expect our 2008 high cost support fund revenues to be approximately $14 to $17 million lower than 2007 due to (i) an expected increase in the nationwide average cost per loop factor and (ii) an expected decline in the overall size of the high cost support fund.  In addition, the number of eligible telecommunications carriers receiving support payments from this program continues to increase, which, coupled with other factors, has placed additional financial pressure on the amount of money that is necessary and available to provide support payments to all eligible recipients, including us.

Risk of loss of statutory exemption from burdensome interconnection rules imposed on incumbent local exchange carriers.  Affiliates of ours operating approximately half of our telephone access lines are exempt from the 1996 Act’s more burdensome requirements governing the rights of competitors to interconnect to incumbent local exchange carrier networks and to utilize discrete network elements of the incumbent’s network at favorable rates.  If state regulators decide that it is in the public’s interest to impose these more burdensome interconnection requirements on us, these affiliates would be required to provide unbundled network elements to competitors.  As a result, more competitors could enter our traditional telephone markets than we currently expect, resulting in lower revenues and higher additional administrative and regulatory expenses.

Risk of losses from rate reductions.  Notwithstanding the movement toward alternative state regulation, LECs operating approximately 28% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes.  These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, which could lead to revenue reductions.  LECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect.

The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenues.  As noted above, the FCC currently is considering proposals to reduce interstate access charges for carriers like us.  We could be adversely affected if the FCC lowers or eliminates interstate access charges without adopting an adequate revenue replacement mechanism.

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

The 1996 Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries.  This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will ultimately have on us and our competitors.  Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, which address issues affecting our operations and those of our competitors.  Moreover, certain communities nationwide have expressed an interest in establishing a municipal telephone utility that would compete for customers.  We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

We are subject to significant regulations that limit our flexibility.

As a diversified full service incumbent local exchange carrier, or ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors.  For instance, unlike many of our competitors, we are subject to federal mandates to share facilities, file and justify tariffs, maintain certain accounts and file reports, and state requirements that obligate us to maintain service standards and limit our ability to change tariffs in a timely manner.  This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions.  Although newer alternative forms of regulation permit us greater freedoms in several states in which we operate, they nonetheless typically impose caps on the rates that we can charge our customers.  As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.  Litigation and different objectives among federal and state regulators could create uncertainty and impede our ability to respond to new regulations.  Moreover, changes in tax laws, regulations or policies could increase our tax rate, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls.  We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming.  The annual evaluation of our internal controls required by Section 404 of the Sarbanes-Oxley Act may result in identifying material weaknesses in our internal controls.   Any future failure to successfully or timely complete these annual assessments could subject us to sanctions or investigation by regulatory authorities.  Any such action could adversely affect our financial results or investors’ confidence in us, and could cause our stock price to fall.  If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, which could in certain instances limit our ability to borrow or raise capital.

For a more thorough discussion of the regulatory issues that may affect our business, see “Operations” above.

Other Risks

We have a substantial amount of indebtedness and may need to incur more in the future.

We have a substantial amount of indebtedness , which could have material adverse consequences for us, including (i) hindering our ability to adjust to changing market, industry or economic conditions; (ii) limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; (iv) making us more vulnerable to economic or industry downturns, including interest rate increases; and (v) placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

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

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.  Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain loan provisions that restrict the amount of dividends that may be paid to us.  Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included elsewhere herein describe these matters in additional detail.

Our agreements and organizational documents and applicable law could limit another party’s ability to acquire us.

Under our articles of incorporation, each share of common stock that has been beneficially owned by the same person or entity continually since May 30, 1987 generally entitles the holder to ten votes on all matters duly submitted to a vote of shareholders. As of January 31, 2008, we estimate that the holders of our ten-vote shares held approximately 26% of our total voting power. Our articles also provide for a classified board of directors, which limits the ability of an insurgent to rapidly replace the board.  In addition, a number of other provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors.  This could deprive our shareholders of any related takeover premium.

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

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from the FCC’s regulations relating to interconnection and other matters, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings that could impact our competitive position, revenues, compliance costs, capital expenditures or prospects, and (iii) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate LECs operating in high-cost markets

•	our ability to effectively adjust to changes in the communications industry

•
our ability to effectively manage our growth, including without limitation our ability to (i) effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for traditional telephone services caused by greater use of wireless or Internet communications or other factors and reduced demand for our access services

•
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our new video, voice and broadband services, (ii) expand successfully our long distance, Internet access and fiber transport service offerings to new or acquired markets and (iii) offer bundled service packages on terms attractive to our customers

•
our continued access to credit markets on favorable terms, including our continued access to financing in amounts, and on terms and conditions, necessary to support our operations and refinance existing indebtedness when it becomes due

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
\  unfavorable outcomes of regulatory or legal proceedings, including rate proceedings and tax audits
\  losses or unfavorable returns on our investments in other communications companies
\  delays in the construction of our networks
\  changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles, including the possible future unavailability of Statement of Financial Accounting Standards No. 71 to our wireline subsidiaries.

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

Investors should also be aware that while we do, at various times, communicate with securities analysts, it is against our policy to disclose to them selectively any material non-public information or other confidential information.  Accordingly, investors should not assume that we agree with any statement or report issued by an analyst irrespective of the content of the statement or report.  To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties.

Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2007 and 2006, our gross property, plant and equipment of approximately $8.7 billion and $7.9 billion, respectively, consisted of the following:

	December 31,
	2007	2006

Cable and wire	52.8%	53.5
Central office	32.0	32.0
General support	9.4	9.6
Fiber transport	3.3	2.8
Construction in progress	1.1	0.7
Other	1.4	1.4
	100.0	100.0

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

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  Our appeal of this class certification decision was denied.  Our preliminary analysis indicates that we billed less than $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly.  The Court’s order does not specify the award of damages, the scope and amounts of which, if any, remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time.  However, considering the one-time nature of any adverse result, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

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

            Not applicable.

Executive Officers of the Registrant - Information concerning our Executive Officers, set forth at Item 10 in Part III hereof, is incorporated in Part I of this Report by reference.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange and is traded under the symbol CTL.  The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

		Sales prices		Dividend per
		High	Low	common share
2007:
	First quarter	$46.80	42.66	.0650
	Second quarter	$49.94	45.14	.0650
	Third quarter	$49.91	41.10	.0650
	Fourth quarter	$46.90	39.91	.0650

2006:
	First quarter	$39.90	32.54	.0625
	Second quarter	$40.00	34.79	.0625
	Third quarter	$40.14	35.38	.0625
	Fourth quarter	$44.11	39.34	.0625

Common stock dividends during 2007 and 2006 were paid each quarter.  As of February 15, 2008, there were approximately 3,800 stockholders of record of our common stock.  As of February 28, 2008, the closing stock price of our common stock was $37.45.

In February 2006, our Board of Directors authorized a $1.0 billion share repurchase program under which, in February 2006, we repurchased $500 million (or approximately 14.36 million shares) of our common stock under accelerated share repurchase agreements with certain investment banks at an initial average price of $34.83.  The investment banks completed their repurchases in mid-July 2006 and in connection therewith we paid an aggregate of approximately $28.4 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price.  We repurchased the remaining $500 million of common stock of this program in open-market transactions through June 2007.

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.  The following table reflects our repurchases of common stock during the fourth quarter of 2007.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares (or
			Purchased as	Units) that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs*

October 1 – October 31, 2007	830,500	$45.64	830,500	$675,700,931
November 1 – November 30, 2007	1,013,381	$43.02	1,013,381	$632,103,121
December 1 – December 31, 2007	975,520	$41.63	975,520	$591,496,447
Total	2,819,401	$43.31	2,819,401	$591,496,447
*Authority to purchase under this program runs through September 30, 2009.

In addition to the above repurchases, we also withheld 123 shares of stock at an average price of $45.10 per share to pay taxes due upon the vesting of restricted stock for certain of our employees in October 2007.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2007:

Selected Income Statement Data

	Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$2,656,241	2,447,730	2,479,252	2,407,372	2,367,610

Operating income	$793,078	665,538	736,403	753,953	750,396

Net income	$418,370	370,027	334,479	337,244	344,707

Basic earnings per share	$3.82	3.17	2.55	2.45	2.40

Diluted earnings per share	$3.72	3.07	2.49	2.41	2.35

Dividends per common share	$.26	.25	.24	.23	.22

Average basic shares outstanding	109,360	116,671	130,841	137,215	143,583

Average diluted shares outstanding	113,094	122,229	136,087	142,144	148,779

Selected Balance Sheet Data

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Net property, plant and equipment	$3,108,376	3,109,277	3,304,486	3,341,401	3,455,481
Goodwill	$4,010,916	3,431,136	3,432,649	3,433,864	3,425,001
Total assets	$8,184,553	7,441,007	7,762,707	7,796,953	7,895,852
Long-term debt	$2,734,357	2,412,852	2,376,070	2,762,019	3,109,302
Stockholders' equity	$3,409,205	3,190,951	3,617,273	3,409,765	3,478,516

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2007	2006	2005	2004	2003

Telephone access lines (1) (2)	2,135,000	2,094,000	2,214,000	2,314,000	2,376,000

High-speed Internet customers (1)	555,000	369,000	249,000	143,000	83,000
(1)       In connection with our Madison River acquisition in April 2007, we acquired approximately 164,000 telephone access lines and 57,000 high-speed Internet customers.
(2)       Excluding adjustments during 2006 to reflect (i) the removal of test lines, (ii) database conversion and clean-up and (iii) the sale of our Arizona properties, access line losses for 2006
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

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.  On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash and have reflected the results of operations of KMC in our consolidated results of operations beginning July 1, 2005.

During 2007, we recognized approximately $49.0 million of network access revenues in connection with the settlement of a dispute with a carrier and approximately $42.2 million of revenues in connection with the lapse of a regulatory monitoring period (of which approximately $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues).  Neither of these favorable revenue items in 2007 are expected to reoccur in the future.

Effective January 1, 2007, we changed our relationship with our provider of satellite television service from a revenue sharing arrangement to an agency relationship and, in connection therewith, we received in the second quarter of 2007 a non-recurring reimbursement of $5.9 million, of which $4.1 million was reflected as a reduction of cost of services (which we previously incurred as subscriber acquisition costs) and the remainder was reflected as revenues.  This change has also resulted in us recognizing lower recurring revenues and lower recurring operating costs compared to our prior arrangement.

In September 2007, we announced a reduction of our workforce to be completed by mid-2008 of approximately 200 jobs and, in connection therewith, incurred a net pre-tax charge of approximately $2.2 million (consisting of a $2.7 million charge to operating expenses, net of a $527,000 favorable revenue impact related to such expenses as allowed through our rate-making process) for severance and related costs.  On March 1 and August 31, 2006, we announced workforce reductions involving an aggregate of approximately 400 jobs and, in connection therewith, incurred an aggregate net pre-tax charge of approximately $7.5 million (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact related to such expenses as allowed through our rate-making process) for severance and related costs.    See Note 8 for additional information.

  In the fourth quarter of 2007, we recorded a $16.6 million pre-tax impairment charge in order to write-down the value of certain long-lived assets in certain of our CLEC markets to their estimated realizable value.  The estimated realizable value was determined based on current proposals received during our sales process of such properties.

In the third quarter of 2007, we recorded a one-time pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.  In the second quarter of 2006, we recorded a one-time pre-tax gain of approximately $117.8 million upon redemption of our investment in the stock of the Rural Telephone Bank (“RTB”).   Subsequently, in the fourth quarter of 2007, upon final distribution of the remaining proceeds from the RTB dissolution, we recorded a pre-tax gain of approximately $5.2 million.  See Note 15 for additional information.

           Our net income for 2007 was $418.4 million, compared to $370.0 million during 2006 and $334.5 million during 2005.  Diluted earnings per share for 2007 was $3.72 compared to $3.07 in 2006 and $2.49 in 2005.  The number of average diluted shares outstanding declined 7.5% in 2007 and 10.2% in 2006 primarily due to our share repurchases during the past three years.

Year ended December 31,	2007	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$793,078	665,538	736,403
Interest expense	(212,906)	(195,957)	(201,801)
Other income (expense)	38,770	121,568	3,168
Income tax expense	(200,572)	(221,122)	(203,291)
Net income	$418,370	370,027	334,479

Basic earnings per share	$3.82	3.17	2.55

Diluted earnings per share	$3.72	3.07	2.49

Average basic shares outstanding	109,360	116,671	130,841

Average diluted shares outstanding	113,094	122,229	136,087

Operating income increased $127.5 million in 2007 as a $208.5 million increase in operating revenues was partially offset by an $81.0 million increase in operating expenses. Operating income decreased $70.9 million in 2006 due to a $31.5 million decrease in operating revenues and a $39.3 million increase in operating expenses.

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

All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

OPERATING REVENUES

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Voice	$889,960	871,767	902,510
Network access	941,506	878,702	959,838
Data	460,755	351,495	318,770
Fiber transport and CLEC	159,317	149,088	115,454
Other	204,703	196,678	182,680

Operating revenues	$2,656,241	2,447,730	2,479,252

During 2007 and 2005, we recognized revenues of approximately $42.2 million and $35.9 million, respectively, related to the expiration of regulatory monitoring periods.  Of the $42.2 million recognized in 2007, approximately $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues.  Of the $35.9 million recognized in 2005, approximately $24.5 million is reflected in network access revenues and approximately $11.4 million is reflected in data revenues.  In addition, in 2007 we recognized approximately $49.0 million of revenues related to the settlement of a dispute with a carrier.  We do not expect this level of favorable revenue settlements to reoccur in the future.

Revenues from voice mail services previously reflected in “other” revenues have been reclassified to “voice” revenues for all periods presented.

Voice  revenues.   We derive voice revenues by providing local exchange telephone services and retail long distance services to customers in our service areas.  The $18.2 million (2.1%) increase in voice revenues in 2007 is primarily due to $43.3 million of revenues attributable to the Madison River properties acquired April 30, 2007.  Such increase was partially offset by (i) a $20.7 million decrease due to a 5.2% decline in the average number of access lines (normalized for acquisitions, dispositions and previously-disclosed adjustments made during 2006) and (ii) a $6.0 million decline as a result of a decrease in revenues associated with extended area calling plans.

The $30.7 million (3.4%) decrease in voice revenues in 2006 is primarily due to (i) a $22.3 million decrease due a 4.8% decline in the average number of access lines served and (ii) a $26.1 million decline as a result of a decrease in minutes of use in extended area calling plans in certain areas.  Such decreases were partially offset by (i) a $12.6 million increase in long distance revenues primarily attributable to an increase in the number of long distance lines and increased long distance minutes of use, both of which were partially offset by a decline in the average rate we charged our long distance customers, and (ii) a $9.9 million increase due to providing custom calling features to more customers.

Normalized for the adjustments mentioned above, access lines declined 119,700 (5.7%) during 2007 compared to a decline of 107,000 (4.8%) during 2006.  We believe the decline in the number of access lines during 2007 and 2006 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on our planned results for recent sales and retention initiatives, we are targeting our access line loss to be between 4.5% and 6.0% in 2008.

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

            Network access revenues increased $62.8 million (7.1%) in 2007 and decreased $81.1 million (8.5%) in 2006 due to the following factors:

	2007	2006
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Settlement of a dispute with a carrier	$48,987	-
Acquisition of Madison River	33,923	-
Expiration of regulatory monitoring periods	25,402	(24,556)
Intrastate revenues due to decreased minutes of use, decreased access rates in certain states and recovery from state support funds	(20,912)	(19,201)
Partial recovery of operating costs through revenue sharing arrangements with other telephone companies, interstate access revenues and return on rate base	(21,311)	(16,825)
Recovery from the federal Universal Service
High Cost Loop support program	2,231	(11,637)
Prior year revenue settlement agreements	(2,346)	(6,663)
Other, net	(3,170)	(2,254)
	$62,804	(81,136)

In March 2006, we filed a complaint against a carrier for recovery of unpaid and underpaid access charges for calls made using the carrier’s prepaid calling cards and calls that used Internet Protocol for a portion of their transmission.  The carrier filed a counterclaim against us, asserting that we improperly billed them terminating intrastate access charges on certain wireless roaming traffic.  In April 2007, we entered into a settlement agreement with the carrier and received approximately $49 million cash from them related to the issues described above.   This amount is reflected in our 2007 results of operations as a component of “Network access” revenues.

In third quarter 2007, upon the lapse of the applicable 2003/2004 monitoring period for certain of our tariffed billings, we recognized approximately $42.2 million of revenues (of which approximately $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues).  Such amount represented billings from tariffs prior to July 2004 in excess of the authorized rate of return that we initially recorded as a deferred credit pending completion of such 2003/2004 monitoring period.

Our revenues from the Universal Service High Cost Loop Fund increased approximately $2.2 million in 2007 after decreasing $11.6 million in 2006.  Such decrease in 2006 was primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  We anticipate our 2008 revenues from the federal Universal Service High Cost Loop support program will decrease between $14 and $17 million compared to 2007.

In 2007 and 2006, we experienced reductions in our intrastate revenues of approximately $20.9 million and $19.2 million, respectively, primarily due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services).   We believe that intrastate minutes will continue to decline in 2008, although we cannot estimate the magnitude of such decrease.

Data revenues.  We derive our data revenues primarily by providing Internet access services (both DSL and dial-up services) and data transmission services over special circuits and private lines.   Data revenues in 2007 increased $109.3 million (31.1%) substantially due to (i) a $66.4 million increase in DSL-related revenues due primarily to growth in the number of DSL customers; (ii) $34.5 million of revenues contributed by Madison River and (iii) $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of the above-described regulatory monitoring period.  Such increases were partially offset by a $5.4 million decrease in special access revenues primarily due to certain customers disconnecting circuits and a $5.1 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Data revenues increased $32.7 million (10.3%) in 2006, substantially due to a $54.0 million increase in DSL-related revenues primarily due to growth in the number of high-speed Internet customers.  Such increase was partially offset by a decrease in prior year revenue settlements due to the above-described recognition of approximately $11.4 million of revenues in third quarter 2005 upon the lapse of a regulatory monitoring period and a $4.9 million decrease due to a reduced number of dial-up Internet customers.

Fiber transport and CLEC.   Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.  Fiber transport and CLEC revenues increased $10.2 million (6.9%) in 2007, of which $8.7 million was due to growth in our incumbent fiber transport business and $4.8 million was contributed by Madison River.  Such increases were partially offset by a $3.5 million decrease in CLEC revenues primarily due to customer disconnects.

Fiber transport and CLEC revenues increased $33.6 million (29.1%) in 2006, of which $24.4 million was due to revenues from the fiber assets acquired on June 30, 2005 from KMC and $8.5 million was attributable to growth in our incumbent fiber transport business.

Other revenues.  We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) providing new service offerings, principally consisting of our new video and wireless reseller services.  Other revenues increased $8.0 million (4.1%) in 2007.  Such increase was primarily due to $13.9 million of revenues contributed by Madison River.   In connection with receiving a one-time reimbursement as a result of our above-described change in our contractual relationship with our satellite television service provider, we recorded a $1.9 million one-time increase to revenues in 2007. The impact of the change in the arrangement from a gross to a net revenue presentation resulted in an $8.2 million decrease in recurring revenues for the twelve months ended December 31, 2007 compared to 2006.

Other revenues increased $14.0 million (7.7%) during 2006 primarily due to a $12.1 million increase in revenues of our video and wireless reseller offerings and a $2.5 million increase in directory revenues.

OPERATING EXPENSES

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$937,375	888,414	821,929
Selling, general and administrative	389,533	370,272	388,989
Depreciation and amortization	536,255	523,506	531,931
Operating expenses	$1,863,163	1,782,192	1,742,849

Cost of services and products.   Cost of services and products increased $49.0 million (5.5%) in 2007 primarily due to (i) $52.5 million of costs incurred by our Madison River properties; (ii) a $20.9 million increase in DSL-related expenses due to growth in the number of DSL customers; (iii) a $16.6 million impairment charge related to certain of our CLEC assets that we expect to sell in the near term; and (iv) a $7.8 million increase in expenses associated with pole attachments primarily due to rate increases.  Such increases were partially offset by (i) a $33.1 million decrease in salaries and benefits due to costs associated with workforce reductions in 2006 and due to fewer incumbent employees resulting from our recent workforce reductions and (ii) a $19.7 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above (such reduction includes a $4.1 million one-time reimbursement of costs received from the service provider in 2007 in connection with the change in the arrangement, as described above).

Cost of services and products increased $66.5 million (8.1%) in 2006 primarily due to (i) an $18.9 million increase in expenses incurred by the properties acquired from KMC; (ii) an $18.3 million increase in costs associated with growth in our long distance business; (iii) a $14.3 million increase in expenses associated with our video and wireless reseller service offerings; (iv) an $11.5 million increase in Internet operating expenses primarily due to growth in the number of high-speed Internet customers; and (v) $8.6 million of severance and related costs associated with our workforce reduction in 2006 (see Note 8).

Selling, general and administrative.   Selling, general and administrative expenses increased $19.3 million (5.2%) in 2007 primarily due to (i) $16.4 million of costs incurred by Madison River; (ii) an $8.2 million increase in salaries and benefits; and (iii) a $5.6 million increase in sales and marketing expenses.  Such increases were partially offset by (i) a $5.7 million reduction in bad debt expense and (ii) a $4.3 million decrease in information technology expenses.

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

Depreciation and amortization.  Depreciation and amortization increased $12.7 million (2.4%) in 2007 primarily due to $32.5 million of depreciation and amortization incurred by Madison River and a $14.8 million increase due to higher levels of plant in service.  Such increases were substantially offset by a $31.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Depreciation and amortization decreased $8.4 million (1.6%) in 2006, primarily due to a $25.3 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by (i) a $16.6 million increase due to higher levels of plant in service and (ii) a $3.1 million increase due to depreciation and amortization of the properties acquired from KMC.

Other.   For additional information regarding certain matters that have impacted or may impact our operations, see “Regulation and Competition”.

INTEREST EXPENSE

Interest expense increased $16.9 million (8.6%) in 2007 compared to 2006.  A $22.7 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition) was partially offset by a $5.9 million decrease due to lower average interest rates.

Interest expense decreased $5.8 million (2.9%) in 2006 compared to 2005 as a $10.5 million decrease due primarily to a decrease in average debt outstanding was partially offset by a $7.1 million increase due to higher average interest rates.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains or losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $38.8 million in 2007, $121.6 million in 2006 and $3.2 million in 2005.  The years 2007, 2006 and 2005 were impacted by certain charges and credits that are not expected to occur in the future.  The year 2007 include a non-recurring pre-tax gain of $10.4 million related to the sale of our interest in a real estate partnership and a $5.2 million pre-tax gain resulting from the final distribution of funds from the RTB redemption mentioned below.   Included in 2006 were pre-tax gains of approximately $118.6 million (substantially all of which related to the redemption of our RTB stock upon dissolution of the RTB), which was partially offset by pre-tax charges of approximately $11.7 million due to the impairment of certain non-operating investments.  Included in 2005 was (i) a $16.2 million pre-tax charge due to the impairment of a non-operating investment; (ii) a $4.8 million debt extinguishment expense related to purchasing and retiring approximately $400 million of our Senior J notes; (iii) $3.2 million of non-recurring interest income related to the settlement of various income tax audits; and (iv) a $3.5 million gain from the sale of a non-operating investment.

Our share of income from our 49% interest in a cellular partnership increased $8.7 million in 2007 compared to 2006.  Such increase was partially due to favorable adjustments recorded in 2007 that resulted from the unaffiliated general partner completing the audited financial statements of this partnership for the years ended December 31, 2006 and 2005.  Previously for these time periods, we had recorded our share of the partnership income based on unaudited results of operations.

INCOME TAX EXPENSE

The effective income tax rate was 32.4%, 37.4%, and 37.8% for 2007, 2006 and 2005, respectively.  Income tax expense was reduced by approximately $32.7 million in 2007 due to the recognition of previously unrecognized tax benefits (see below and Note 12).   Income tax expense was reduced by approximately $6.4 million in 2006 due to the resolution of various income tax audit issues.

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

ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in financial statements.  FIN 48 required us, effective January 1, 2007, to recognize and measure tax benefits taken or expected to be taken in a tax return and disclose uncertainties in income tax positions.  See Note 12 for additional information related to our income tax uncertainties.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required or permitted under other accounting pronouncements.  SFAS 157 is effective for us beginning January 1, 2008.  We currently do not expect SFAS 157 to have a material adverse effect on our results of operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”).  SFAS 158 was effective for our December 31, 2006 balance sheet and required us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or liability on our balance sheet and to recognize changes in that funded status in the year in which the changes occur through adjustments to other comprehensive income (loss) and to stockholders’ equity, reflected in accumulated other comprehensive loss.   As a result of the implementation of SFAS 158 on December 31, 2006, our non-current assets decreased $64.7 million, our current liabilities decreased $898,000, our non-current liabilities (excluding deferred income taxes) increased approximately $99.5 million, our deferred income taxes decreased approximately $65.4 million and our stockholders’ equity (reflected in accumulated other comprehensive loss) decreased approximately $97.9 million.  See Note 1 for additional information.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors.  We adopted SAB 108 in the fourth quarter of 2006.  Upon the implementation of SAB 108, we recognized a net $9.7 million increase to January 1, 2006 retained earnings for the cumulative effect of correcting prior year uncorrected misstatements.  See Note 1 for additional information.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) intangible and long-lived assets and (v) income taxes.  Actual results may differ from these estimates and assumptions.  We believe these critical accounting policies discussed below involve a higher degree of judgment or complexity.

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

The Telecommunications Act of 1996 allows local exchange carriers to file access tariffs on a streamlined basis and, if certain criteria are met, deems those tariffs lawful.  Tariffs that have been “deemed lawful” in effect nullify an interexchange carrier’s ability to seek refunds should the earnings from the tariffs ultimately result in earnings above the authorized rate of return prescribed by the FCC.  Certain of our telephone subsidiaries file interstate tariffs with the FCC using this streamlined filing approach.  Since July 2004, we have recognized billings from our tariffs as revenue since we believe such tariffs are “deemed lawful”.  There is no assurance that our future tariff filings will be “deemed lawful”.  For those billings from tariffs prior to July 2004, we initially recorded as a deferred credit our earnings in excess of the authorized rate of return.  Upon the lapse of the applicable regulatory monitoring periods, we recorded approximately $42.2 million as revenue in 2007 and approximately $35.9 million as revenue in 2005.  We do not expect these favorable revenue settlements to reoccur in the future.

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

Pension and postretirement benefits.  The amounts recognized in our financial statements related to pension and postretirement benefits are determined on an actuarial basis, which utilizes many assumptions in the calculation of such amounts.  A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets.  For 2007 and 2006, we utilized an expected long-term rate of return on plan assets of 8.25%, which we believe reflects the expected long-term rates of return in the financial markets.

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate.  Our discount rate at December 31, 2007 ranged from 6.3-6.5% compared to 5.75-5.80% at December 31, 2006, which we believe is the appropriate rate at which the pension and postretirement benefits could be effectively settled.  Such rates were determined based on a discounted cash flow analysis of the expected cash outflows of our benefit plans.   A 25 basis point decrease in the assumed discount rate would increase annual combined pension and postretirement expense approximately $1.7 million.

Intangible and long-lived assets.  We are subject to testing for impairment of long-lived assets under two accounting standards, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value. Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill).  Estimates of the fair value of the reporting unit are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.  We completed the required annual test of goodwill impairment (as of September 30, 2007) under SFAS 142 and determined our goodwill was not impaired as of such date.

Under SFAS 144, the carrying value of long-lived assets other than goodwill is reviewed for impairment whenever events or circumstances indicate that such carrying amount cannot be recoverable by assessing the recoverability of the carrying value through estimated undiscounted net cash flows expected to be generated by the assets.  If the undiscounted net cash flows are less than the carrying value, an impairment loss would be measured as the excess of the carrying value of a long-lived asset over its fair value.  We recognized a $16.6 million pre-tax impairment charge in 2007 related to certain of our CLEC assets that we expect to sell.

Income taxes.  We estimate our current and deferred income taxes based on our assessment of the future tax consequences of transactions that have been reflected in our financial statements or applicable tax returns.  Actual income taxes paid could vary from these estimates due to future changes in income tax law or the resolution of audits by federal and state taxing authorities.  We maintain liabilities for unrecognized tax benefits for various uncertain tax positions taken in our tax returns.  These liabilities are estimated based on our judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances.  Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.  During 2007, we released approximately $32.7 million of previously unrecognized tax benefits (including related interest and net of federal benefit) in accordance with FIN 48.  Such benefit was recorded primarily as a result of the favorable resolution of audits, administrative practices and the lapse of statute of limitations in certain jurisdictions.  See Note 12 for additional information regarding our unrecognized tax benefits.

For additional information on our critical accounting policies, see “Accounting Pronouncements” and “Regulation and Competition – Other Matters” below, and the footnotes to our consolidated financial statements included elsewhere herein.

INFLATION

Historically, we have mitigated the effects of increased costs by recovering over time certain costs applicable to our regulated telephone operations through the rate-making process.  However, LECs operating over 72% of our total access lines are now governed by state alternative regulation plans, some of which restrict or delay our ability to recover increased costs.  Additional future regulatory changes and competitive situations may further alter our ability to recover increased costs in our regulated operations.   For the properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes for certain revenue components are limited to the rate of inflation.   As operating expenses in our nonregulated lines of business increase as a result of inflation, we, to the extent permitted by competition, attempt to recover the costs by increasing prices for our services and equipment.

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

At December 31, 2007, the fair value of our long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of our long-term debt of 6.6% and an overall weighted maturity of 8 years compared to terms and rates available on such date in long-term financing markets.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 66 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $106 million decrease in the fair value of our long-term debt.  As of December 31, 2007, after giving effect to interest rate swaps currently in place, approximately 83% of our long-term debt obligations were fixed rate.

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

At December 31, 2007, we had outstanding four fair value interest rate hedges associated with the full $500 million aggregate principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges are  “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012.  During 2007, we realized an average interest rate under these hedges of 8.70% and interest expense was greater than it would have otherwise been by $4.1 million during 2007 as a result of these hedges.  The aggregate fair market value of these hedges was $3.0 million at December 31, 2007 and is reflected both as an asset and as an increase in our underlying long-term debt on the December 31, 2007 balance sheet.  With respect to each of these hedges, market risk is estimated as the potential change in the fair value of the hedge resulting from a hypothetical 10% increase in the forward rates used to determine the fair value.  A hypothetical 10% increase in the forward rates would result in a $9.6 million decrease in the fair value of these hedges at December 31, 2007, and would also increase our interest expense.

In third quarter 2007, we entered into a hedge transaction that effectively locked-in the interest rate for the six-month period ended February 2008 related to the $500 million of Series L notes that previously were effectively converted to variable rate notes pursuant to the “fixed to variable” interest rate swaps described above.  This hedge did not qualify for hedge accounting treatment and therefore is adjusted to its fair value each period (with a corresponding adjustment through the income statement).

In January 2008, we terminated all of our existing derivatives (including those described above) and received a net cash settlement of approximately $20.7 million in connection therewith.  See Note 20 for additional information regarding the termination of our derivatives.

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

During 2007, we also reviewed our exposure to risks related to the assets in our investment portfolios (including our pension plan assets) in connection with the market volatility related to the sub-prime credit market issues and other economic factors.  These unfavorable economic factors did not have a material adverse impact on the valuation of the assets in our investment portfolios.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to provide for our cash needs.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Operating activities.  Net cash provided by operating activities was $1.0 billion, $840.7 million and $967.1 million in 2007, 2006 and 2005, respectively.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years.  As relief from the effects of Hurricane Katrina, certain of our affected subsidiaries were granted a deferral from making their remaining 2005 estimated federal income and excise tax payments until 2006.  During 2006, we made payments of approximately $75 million to satisfy our remaining 2005 estimated payments.  For additional information relating to our operations, see “Results of Operations” above.

Investing activities.  Net cash used in investing activities was $619.2 million, $193.7 million and $483.7 million in 2007, 2006 and 2005, respectively.  We used $306.8 million of cash (net of approximately $20.0 million of acquired cash) to purchase Madison River Communications Corp. (“Madison River”) and pay related closing costs on April 30, 2007 (see below and Note 2 for additional information).  Cash used for acquisitions was $75.5 million in 2005 (due to the acquisition of fiber assets in 16 metropolitan markets from KMC).   We received approximately $122.8 million cash from the redemption of our RTB stock upon dissolution of the RTB during 2006.  See Note 15 for additional information.  Capital expenditures during 2007, 2006 and 2005 were $326.0 million, $314.1 million and $414.9 million, respectively.

Financing activities.  Net cash used in financing activities was $402.1 million in 2007, $780.2 million in 2006 and $491.7 million in 2005.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 5 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the initial purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We invested the cash proceeds from the debt offering in short-term cash equivalents prior to the acquisition of Madison River. Payments of debt were $713.0 million in 2007, $82.0 million in 2006 and $693.3 million in 2005.

In accordance with previously announced stock repurchase programs, we repurchased 10.2 million shares (for $460.7 million), 21.4 million shares (for $802.2 million), and 16.4 million shares (for $551.8 million) in 2007, 2006 and 2005, respectively.  The 2006 repurchases include 14.36 million shares repurchased (for an aggregate final adjusted price of approximately $528.4 million) under accelerated share repurchase agreements with investment banks (see Note 9 for additional information).  We initially funded purchases under these agreements principally through borrowings under our $750 million credit facility and cash on hand and subsequently refinanced the credit facility borrowings through the issuance of short-term commercial paper.  The 2005 repurchases include 12.9 million shares repurchased (for an aggregate final price of $437.5 million) under accelerated share repurchase agreements (see below and Note 9 to the accompanying financial statements for additional information).

As described further in Note 5, we called for redemption on August 14, 2007, all of our $165 million aggregate principal amount of Series K convertible senior debentures, subject to the right of holders to convert their debentures into shares of our common stock at a conversion price of $40.455.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.  The remaining $15.4 million of outstanding debentures were retired for cash (including premium and accrued and unpaid interest).

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 at an interest rate of 4.628%.  We received no proceeds in connection with the remarketing as all proceeds were held in trust to secure the obligation of our equity unit holders to purchase common stock from us on May 16, 2005.  In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million remaining outstanding through their maturity in May 2007.  We incurred a pre-tax charge of approximately $6 million in the first quarter of 2005 related to purchasing and retiring the notes.  We purchased such notes with proceeds from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

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

Other.  For 2008, we have budgeted $300 million for capital expenditures.  In 2006, we concluded that our prior extensive capital investment in our wireline network permitted us to reduce network capital spending to maintenance levels.  Our 2008 capital expenditure budget also includes amounts for expanding our new service offerings and expanding our data networks.

In the first quarter of 2008, we paid a $25.0 million deposit to the FCC to enable us to participate in its auction of 700 MHz spectrum, which is still ongoing.  Our deposit will be credited against the cost of any spectrum purchased by us in the auction.

The following table contains certain information concerning our material contractual obligations as of December 31, 2007.

	Payments due by period
					After
Contractual obligations	Total	2008	2009-2010	2011-2012	2012 and Other
	(Dollars in thousands)

Long-term debt, including current maturities and capital lease obligations (1)	$3,014,255	279,898	528,143	522,587	1,683,627

Interest on long-term debt obligations	$1,525,455	187,192	359,314	266,915	712,034

Unrecognized tax benefits (2)	$31,981	-	-	-	31,981
(1)  For additional information on the terms of our outstanding debt instruments, see Note 5 to the consolidated financial statements included in Item 8 of this annual report.

(2)  Represents the amount of tax and interest we would pay assuming we are required to pay the entire amount that we have reserved for our unrecognized tax benefits (see Note 12 for additional information).  The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the “After 2012 and
       Other” column in the above table.

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

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  The credit facility contains financial covenants that require us to meet a consolidated leverage ratio (as defined in the facility) not exceeding 4 to 1 and a minimum interest coverage ratio (as defined in the facility) of at least 1.5 to 1.  The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facility.  We must pay a quarterly commitment fee on the unutilized portion of the facility, the amount of which varies based on our credit ratings.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings in turn are effectively limited to the total amount available under our credit facility.  As of December 31, 2007, we had no amounts outstanding under our credit facility or commercial paper program.

Moody’s Investors Service (“Moody’s”) rates our long-term debt Baa2 (with a stable outlook) and Standard & Poor’s (“S&P”) rates our long-term debt BBB (with a negative outlook).  Our commercial paper program is rated P2 by Moody’s and A3 by S&P.  Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our $750 million revolving credit facility.  Downgrades could also restrict our access to the capital markets, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

           The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31, 2007, 2006 and 2005.  Our debt to capitalization ratio has increased primarily due to share repurchases we have made during the last few years.

	2007	2006	2005
Debt to total capitalization	46.9%	44.8	42.3
Ratio of earnings to fixed charges and preferred stock dividends*	3.87	3.97	3.60
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

Events affecting the communications industry.  Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services.  We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, offer fixed-rate calling plans, improve the quality of their services, and offer enhanced new services.

In 1996, the United States Congress enacted the Telecommunications Act of 1996 (the “1996 Act”), which obligates LECs to permit competitors to interconnect their facilities to the LEC’s network and to take various other steps that are designed to promote competition.  Under the 1996 Act’s rural telephone company exemption, approximately half of our telephone access lines are exempt from certain of these interconnection requirements unless and until the appropriate state regulatory commission overrides the exemption upon receipt from a competitor of a bona fide request meeting certain criteria.

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

Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years as modernization of the overall program moves forward.  As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provide relatively predictable levels of support to many LECs, including substantially all of our LECs.   In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.  Wireless and other competitive service providers continue to seek to qualify to receive USF support.  This trend, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program.  While our 2007 USF High Cost Loop support program receipts approximated 2006 levels, we anticipate that our 2008 revenues from the USF High Cost Loop support program will be lower than 2007 by approximately $14-17 million.

Since May 2007, the FCC and the Federal-State Joint Board on Universal Service have each proposed a series of reforms that could, if adopted, substantially restructure current USF programs.  Until the FCC acts on those recommendations or issues final rules, we cannot estimate the impact that such proposals would have on our operations.  In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, none of which have been resolved at this time.  We will continue to be active in monitoring these developments.

Technological developments have led to the development of new services that compete with traditional LEC services.  Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  Additionally, several large electric utilities have announced plans to offer communications services that compete with LECs.  Improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs and may be priced below those currently charged for traditional local and long distance telephone services.  In late 2003, the FCC initiated rulemaking proceedings to address the regulation of VoIP, and has adopted orders establishing some initial broad regulatory guidelines.  There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

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

Certain long distance carriers continue to request that certain of our LECs reduce their intrastate access tariffed rates.  In addition, we have recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless, electronic mail and other optional calling services.   In 2007 we incurred a reduction in our intrastate revenues of approximately $20.9 million compared to 2006 primarily due to these factors.  The corresponding decrease in 2006 compared to 2005 was $19.2 million.  We believe this trend of decreased intrastate minutes will continue in 2008, although the magnitude of such decrease is uncertain.

We expect our operating revenues in 2008 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced network access revenues and lower prior year revenue settlement amounts.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering and the impact of recognizing a full year of revenues associated with our Madison River properties acquired in April 2007.

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

Statement of Financial Accounting Standards No. 101, “Regulated Enterprises – Accounting for the Discontinuance of Application of FASB Statement No. 71” (“SFAS 101”), specifies the accounting required when an enterprise ceases to meet the criteria for application of SFAS 71.  SFAS 101 requires the elimination of the effects of any actions of regulators that have been recognized as assets and liabilities in accordance with SFAS 71 but would not have been recognized as assets and liabilities by nonregulated enterprises.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related estimated salvage value.  Notwithstanding the adoption of SFAS 143, SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.   SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

Our consolidated balance sheet as of December 31, 2007 included regulatory liabilities of approximately $198.4 million related to estimated removal costs embedded in accumulated depreciation (as described above).  Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $77.0 million.

When and if our regulated operations no longer qualify for the application of SFAS 71, we currently do not expect to record any impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations.  Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets.  We currently do not expect such revisions in asset lives will have a material impact on our results of operations.  Upon the discontinuance of SFAS 71, we also would be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For the year ended December 31, 2007, approximately $146 million of revenues (and related costs) would have been eliminated had we not been subject to the provisions of SFAS 71.   Such elimination would have had no impact on total operating income.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2007 have not been material, and we currently do not believe that such costs will become material.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

            For information pertaining to the our market risk disclosure, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, as stated in their report which is included herein.

On April 30, 2007, CenturyTel, Inc. (“CenturyTel”) acquired Madison River Communications Corp. (“Madison River”) and management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, Madison River’s internal control over financial reporting associated with total assets of $967.9 million and total revenues of $130.5 million included in the consolidated financial statements of CenturyTel as of and for the year ended December 31, 2007.

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
February 29, 2008

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenturyTel, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007 the Company changed its method of accounting for uncertain tax positions.  In addition, as discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments (effective January 1, 2006) and pension and postretirement benefits (as of December 31, 2006).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Shreveport, Louisiana
February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited CenturyTel, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, CenturyTel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On April 30, 2007, CenturyTel, Inc. (“CenturyTel”) acquired Madison River Communications Corp. (“Madison River”) and management excluded from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2007, Madison River’s internal control over financial reporting associated with total assets of $967.9 million and total revenues of $130.5 million included in the consolidated financial statements of CenturyTel as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Madison River.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 15(a)(1), and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
Shreveport, Louisiana
February 29, 2008

CENTURYTEL, INC.
Consolidated Statements of Income

	Year ended December 31,
	2007	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$2,656,241	2,447,730	2,479,252

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	937,375	888,414	821,929
Selling, general and administrative	389,533	370,272	388,989
Depreciation and amortization	536,255	523,506	531,931
Total operating expenses	1,863,163	1,782,192	1,742,849

OPERATING INCOME	793,078	665,538	736,403

OTHER INCOME (EXPENSE)
Interest expense	(212,906)	(195,957)	(201,801)
Other income (expense)	38,770	121,568	3,168
Total other income (expense)	(174,136)	(74,389)	(198,633)

INCOME BEFORE INCOME TAX EXPENSE	618,942	591,149	537,770
Income tax expense	200,572	221,122	203,291

NET INCOME	$418,370	370,027	334,479

BASIC EARNINGS PER SHARE	$3.82	3.17	2.55

DILUTED EARNINGS PER SHARE	$3.72	3.07	2.49

DIVIDENDS PER COMMON SHARE	$.26	.25	.24
AVERAGE BASIC SHARES OUTSTANDING	109,360	116,671	130,841
AVERAGE DILUTED SHARES OUTSTANDING	113,094	122,229	136,087

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)

NET INCOME	$418,370	370,027	334,479

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustment, net of $965 and $1,438 tax	-	1,548	2,307
Unrealized holding gains related to marketable securities arising during the period, net of $547, $411 and $165 tax	877	659	264
Derivative instruments:
Net gains (losses) on derivatives hedging variability of cash flows, net of $294 and ($2,606) tax	471	-	(4,180)
Reclassification adjustment for gains (losses) included in net income, net of $254, $234 and $202 tax	407	375	324
Items related to employee benefit plans*:
Change in net actuarial loss, net of $28,583 tax	52,485	-	-
Change in net prior service credit, net of $1,724 tax	2,766	-	-
Reclassification adjustment for gains (losses) included in net income:
Amortization of net actuarial loss, net of $4,409 tax	6,554	-	-
Amortization of net prior service credit, net of ($771) tax	(1,236)	-	-
Amortization of unrecognized transition asset, net of ($55) tax	(89)	-	-
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of taxes	62,235	2,582	(1,285)

COMPREHENSIVE INCOME	$480,605	372,609	333,194
*  Reflected in 2007 due to the December 31, 2006 adoption of SFAS 158.

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,402	25,668
Accounts receivable
Customers, less allowance of $12,129 and $11,321	152,809	150,892
Interexchange carriers and other, less allowance of $8,232 and $9,584	70,218	76,454
Materials and supplies, at average cost	8,558	6,628
Other	26,412	30,475
Total current assets	292,399	290,117

NET PROPERTY, PLANT AND EQUIPMENT	3,108,376	3,109,277

GOODWILL AND OTHER ASSETS
Goodwill	4,010,916	3,431,136
Other	772,862	610,477
Total goodwill and other assets	4,783,778	4,041,613

TOTAL ASSETS	$8,184,553	7,441,007

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$279,898	155,012
Short-term debt	-	23,000
Accounts payable	120,381	129,350
Accrued expenses and other current liabilities
Salaries and benefits	64,380	54,100
Income taxes	54,233	60,522
Other taxes	48,961	46,890
Interest	80,103	73,725
Other	30,942	23,352
Advance billings and customer deposits	57,637	51,614
Total current liabilities	736,535	617,565

LONG-TERM DEBT	2,734,357	2,412,852

DEFERRED CREDITS AND OTHER LIABILITIES	1,304,456	1,219,639

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 108,491,736 and 113,253,889 shares	108,492	113,254
Paid-in capital	91,147	24,256
Accumulated other comprehensive loss, net of tax	(42,707)	(104,942)
Retained earnings	3,245,302	3,150,933
Preferred stock - non-redeemable	6,971	7,450
Total stockholders' equity	3,409,205	3,190,951

TOTAL LIABILITIES AND EQUITY	$8,184,553	7,441,007

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$418,370	370,027	334,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	536,255	523,506	531,931
Gains on asset dispositions	(15,643)	(118,649)	(3,500)
Deferred income taxes	1,018	49,685	69,530
Share-based compensation	19,962	11,904	4,721
Income from unconsolidated cellular entity	(14,578)	(5,861)	(4,910)
Distributions from unconsolidated cellular entity	10,229	-	2,339
Changes in current assets and current liabilities
Accounts receivable	15,920	7,909	(685)
Accounts payable	(13,698)	24,906	(37,174)
Accrued taxes	11,604	(49,735)	72,971
Other current assets and other current liabilities, net	23,782	10,269	(8,111)
Retirement benefits	27,350	5,963	(16,815)
Excess tax benefits from share-based compensation	(6,427)	(12,034)	-
Decrease in noncurrent assets	12,718	9,078	1,973
Increase (decrease) in other noncurrent liabilities	(20,781)	709	2,638
Other, net	23,905	13,042	17,691
Net cash provided by operating activities	1,029,986	840,719	967,078

INVESTING ACTIVITIES
Payments for property, plant and equipment	(326,045)	(314,071)	(414,872)
Proceeds from redemption of Rural Telephone Bank stock	5,206	122,819	-
Proceeds from sale of assets	8,231	5,865	4,000
Acquisitions, net of cash acquired	(306,805)	-	(75,453)
Investment in unconsolidated cellular entity	(2,667)	(5,222)	-
Other, net	2,892	(3,122)	2,594
Net cash used in investing activities	(619,188)	(193,731)	(483,731)

FINANCING ACTIVITIES
Payments of debt	(712,980)	(81,995)	(693,345)
Proceeds from issuance of debt	741,840	23,000	344,173
Repurchase of common stock	(460,676)	(802,188)	(551,759)
Settlement of equity units	-	-	398,164
Proceeds from issuance of common stock	49,404	97,803	50,374
Settlements of interest rate hedge contracts	765	-	(7,357)
Excess tax benefits from share-based compensation	6,427	12,034	-
Cash dividends	(29,052)	(29,203)	(31,862)
Other, net	2,208	383	(104)
Net cash used in financing activities	(402,064)	(780,166)	(491,716)

Net increase (decrease) in cash and cash equivalents	8,734	(133,178)	(8,369)
Cash and cash equivalents at beginning of year	25,668	158,846	167,215

CASH AND CASH EQUIVALENTS AT END OF YEAR	$34,402	25,668	158,846

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2007	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

COMMON STOCK (represents dollars and shares)
Balance at beginning of year	$113,254	131,074	132,374
Repurchase of common stock	(10,213)	(21,432)	(16,409)
Conversion of debt into common stock	3,699	-	-
Issuance of common stock upon settlement of equity units	-	-	12,881
Conversion of preferred stock into common stock	26	22	7
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,726	3,590	2,221
Balance at end of year	108,492	113,254	131,074

PAID-IN CAPITAL
Balance at beginning of year	24,256	129,806	222,205
Repurchase of common stock	(155,036)	(222,998)	(535,350)
Conversion of debt into common stock	142,732	-	-
Issuance of common stock upon settlement of equity units	-	-	385,283
Issuance of common stock through dividend reinvestment, incentive and benefit plans	47,678	94,213	48,153
Conversion of preferred stock into common stock	453	378	118
Excess tax benefits from share-based compensation	6,427	12,034	-
Share based compensation and other	24,637	10,823	9,397
Balance at end of year	91,147	24,256	129,806

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of year	(104,942)	(9,619)	(8,334)
Effect of adoption of SFAS 158, net of tax (see Note 1)	-	(97,905)	-
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of tax	62,235	2,582	(1,285)
Balance at end of year	(42,707)	(104,942)	(9,619)

RETAINED EARNINGS
Balance at beginning of year	3,150,933	3,358,162	3,055,545
Net income	418,370	370,027	334,479
Repurchase of common stock	(295,427)	(557,758)	-
Cumulative effect of adoption of SAB 108 (see Note 1)	-	9,705	-
Cumulative effect of adoption of FIN 48 (see Note 12)	478	-	-
Cash dividends declared
Common stock - $.26, $.25 and $.24 per share	(28,684)	(28,823)	(31,466)
Preferred stock	(368)	(380)	(396)
Balance at end of year	3,245,302	3,150,933	3,358,162

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	7,450	7,850	7,975
Conversion of preferred stock into common stock	(479)	(400)	(125)
Balance at end of year	6,971	7,450	7,850

TOTAL STOCKHOLDERS' EQUITY	$3,409,205	3,190,951	3,617,273

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Notes to Consolidated Financial Statements
December 31, 2007

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.

Regulatory accounting - Our regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.  We are monitoring the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future.  Our consolidated balance sheet as of December 31, 2007 included regulatory liabilities of approximately $198.4 million related to estimated removal costs embedded in accumulated depreciation (as required to be recorded by regulators).  Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $77.0 million.

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges.  The unearned portion of this revenue is initially deferred as a component of advanced billings and customer deposits on our balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes switched access services, nonrecurring network access services, nonrecurring local services and long distance services.  The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.  Revenues from installation activities (along with the related costs) are deferred and amortized over the estimated life of the customer relationship.

Certain of our telephone subsidiaries’ revenues are based on tariffed access charges filed directly with the Federal Communications Commission; the remainder of our telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue (except for broadband related revenues) and for certain intrastate revenue.  Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through certain sharing arrangements are initially recorded based on our estimates.

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

Intangible assets – Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. We test impairment of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). We base our estimates of the fair value of the reporting unit on valuation models using criterion such as multiples of earnings.

Long-lived assets -  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill) and also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction.  During 2007, we recognized a $16.6 million pre-tax impairment charge in order to write-down the value of certain of our long-lived assets in certain of our CLEC markets to their estimated realizable value.

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

Postretirement and pension plans – We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”) as of December 31, 2006.  SFAS 158 requires us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or a liability on our balance sheet, with an adjustment to stockholders’ equity (reflected as an increase or decrease in accumulated other comprehensive income or loss).  The incremental effect of applying SFAS 158 on individual line items of our balance sheet as of December 31, 2006 were as follows:

	Before		After
	Application of		Application of
	SFAS 158	Adjustments	SFAS 158
	(Dollars in thousands)

Other assets	$675,215	(64,738)	610,477
Total assets	$7,505,745	(64,738)	7,441,007
Accrued expenses and other current liabilities	$259,487	(898)	258,589
Deferred credits and other liabilities (excluding deferred income taxes)	$447,066	99,512	546,578
Deferred income taxes	$738,508	(65,447)	673,061
Total liabilities	$4,216,889	33,167	4,250,056
Accumulated other comprehensive loss, net of tax	$(7,037)	(97,905)	(104,942)
Total stockholders’ equity	$3,288,856	(97,905)	3,190,951

Cumulative effect adjustment – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Results” (“SAB 108”).  SAB 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB 108 requires companies to quantify misstatements using both a balance sheet approach and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of the relevant quantitative and qualitative factors.

As of December 31, 2006, we identified two misstatements that previously were deemed immaterial using the income statement approach that are now deemed material upon application of the balance sheet approach.  Such misstatements relate to (i) the failure to capitalize interest in connection with the development of our billing system, which began in the late 1990’s; and (ii) the failure to defer the revenues and costs associated with installation activities related to our service offerings.  Using the guidance of SAB 108, we have recorded a net cumulative effect adjustment to retained earnings (as of January 1, 2006), which increased retained earnings approximately $9.7 million (presented on an after-tax basis).  Of the $9.7 million net increase to retained earnings, approximately $14.0 million related to the capitalized interest adjustment, which was partially offset by a reduction to retained earnings of approximately $4.3 million related to the installation activities adjustment.  We adjusted our results of operations for the first, second and third quarters of 2006 to reflect the ongoing application of the above.  Such adjustments were immaterial to each quarter.

Stock-based compensation – Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, which requires us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date.  Prior to January 1, 2006, we accounted for our stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25.  See Note 14 for additional information.

Derivative financial instruments – We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  SFAS 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.  On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge.  A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge.  We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not, or is no longer, highly effective as a hedge, we would discontinue hedge accounting prospectively.  We recognize all derivatives on the balance sheet at their fair value.  Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of accumulated other comprehensive income (loss)), depending on whether the derivative is being used to hedge changes in the fair value or cash flows.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.  See Note 6 for additional information.

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

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) from Madison River Telephone Company, LLC for an initial aggregate purchase price of approximately $322 million cash.  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included ownership in a 2,400 route mile fiber network.  We believe this acquisition adds attractive markets with good demographics and growth prospects and its fiber network is complementary to our existing operations.

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

We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

The total cost of the Madison River acquisition through December 31, 2007 is composed of the following components (amounts in thousands):

Cash paid (1)	$321,516
Closing costs (2)	5,268
Total purchase price	$326,784

(1)	Reflects the cash payment of $671,000 we received in third quarter 2007 in accordance with the purchase agreement upon finalization of the working capital portion of the purchase price.
(2)	Closing costs primarily consist of advisory and legal fees incurred in connection with the acquisition.

The purchase price has been allocated to the assets acquired and liabilities assumed as follows (amounts in thousands):

Current assets (1)	$33,761
Net property, plant and equipment	208,317
Identifiable intangible assets
Customer list	156,800
Franchise	6,400
Goodwill	579,780
Other assets	21,998
Current liabilities (2)	(25,578)
Long-term debt (2)	(520,000)
Deferred income taxes	(105,168)
Other liabilities	(29,526)
Total purchase price	$326,784

(1)	Includes approximately $20.0 million of acquired cash and cash equivalents.
(2)	We paid all the long-term debt and $2.2 million of related accrued interest (included in “current liabilities” in the above table) immediately after closing.

On June 30, 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million.  The assets acquired and liabilities assumed have been reflected in our consolidated balance sheet based on a purchase price allocation determined by independent third parties.   The vast majority of the purchase price was allocated to property, plant and equipment.  The results of operations of the KMC properties are included in our results of operations beginning July 1, 2005.

(3)	GOODWILL AND OTHER ASSETS

            Goodwill and other assets at December 31, 2007 and 2006 were composed of the following:

December 31,	2007	2006
	(Dollars in thousands)

Goodwill	$4,010,916	3,431,136
Billing system development costs, less accumulated amortization of $38,285 and $26,752	192,904	204,597
Cash surrender value of life insurance contracts	95,654	94,788
Deferred costs associated with installation activities	81,908	73,256
Pension asset	28,536	16,187
Intangible assets not subject to amortization	42,750	36,690
Marketable securities	35,811	32,235
Investment in unconsolidated cellular partnership	33,714	29,364
Deferred interest rate hedge contracts	23,692	23,134
Investment in debt security	22,807	22,209
Intangible assets subject to amortization
Customer list, less accumulated amortization of $18,149 and $7,022	163,160	18,072
Contract rights, less accumulated amortization of $4,186 and $3,256	-	930
Other	51,926	59,015
	$4,783,778	4,041,613

Our goodwill was derived from numerous previous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired.  Goodwill increased in 2007 as a result of our Madison River acquisition.  We test for goodwill impairment annually under SFAS 142 and, based on our analysis performed as of September 30, 2007, determined our goodwill was not impaired.

We accounted for the costs to develop an integrated billing and customer care system in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Aggregate capitalized costs (before accumulated amortization) totaled $231.2 million and are being amortized over a twenty-year period.

In the third quarter of 2004, we entered into a three-year agreement with EchoStar Communications Corporation (“EchoStar”) to provide co-branded DISH Network satellite television services to our customers.  As part of the transaction, we invested $25 million in an EchoStar convertible subordinated debt security, which had a fair value at date of issuance of approximately $20.8 million and matures in 2011.

In connection with the acquisitions of properties from Verizon Communications, Inc. (“Verizon”) in 2002 and Madison River in 2007, we assigned an aggregate of $41.7 million of the respective purchase prices as an intangible asset associated with franchise costs (which includes amounts necessary to maintain eligibility to provide telecommunications services in its licensed service areas).   Such assets have an indefinite life and therefore are not subject to amortization currently.

            In connection with various acquisitions we have made over the past several years, we have allocated amounts to a customer list intangible asset, including $156.8 million from our Madison River acquisition in 2007 and $22.7 million from our acquisition of Verizon properties in 2002.  Such assets are being amortized on a straight-line basis over periods that range from 5-15 years.  Total amortization expense for these customer base and other intangible assets for 2007, 2006 and 2005 was $12.2 million, $3.1 million and $3.0 million, respectively, and is expected to be $16.1 million annually from 2008 through 2011 and $15.7 million in 2012.

(4)	PROPERTY, PLANT AND EQUIPMENT

            Net property, plant and equipment at December 31, 2007 and 2006 was composed of the following:

December 31,	2007	2006
	(Dollars in thousands)

Cable and wire	$4,570,930	4,224,453
Central office	2,775,479	2,522,940
General support	811,488	760,170
Fiber transport	289,392	222,595
Information origination/termination	78,981	62,060
Construction in progress	99,641	59,198
Other	40,195	42,344
	8,666,106	7,893,760
Accumulated depreciation	(5,557,730)	(4,784,483)
Net property, plant and equipment	$3,108,376	3,109,277

Depreciation expense was $524.1 million, $520.4 million and $528.9 million in 2007, 2006 and 2005, respectively.

Net property, plant and equipment increased $208.3 million in 2007 as a result of our Madison River acquisition.

(5)	LONG-TERM DEBT

            Our long-term debt as of December 31, 2007 and 2006 was as follows:

December 31,	2007	2006
	(Dollars in thousands)
CenturyTel
Senior notes and debentures:
7.20% Series D, due 2025	$100,000	100,000
6.30% Series F, due 2008	240,000	240,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H, due 2010	500,000	500,000
6.02% Series J	-	100,908
4.75% Series K	-	165,000
7.875% Series L, due 2012	500,000	500,000
5.0% Series M, due 2015	350,000	350,000
6.0% Series N, due 2017	500,000	-
5.5% Series O, due 2013	250,000	-
Unamortized net discount	(7,840)	(5,640)
Net fair value of derivative instruments:
Series H senior notes	7,991	10,853
Series L senior notes	3,048	(20,593)
Total CenturyTel	2,868,199	2,365,528

Subsidiaries
First mortgage debt
5.35%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	120,788	133,738
7.98% notes	-	4,420
Other debt
7.1% unsecured medium-term notes, due through 2008	25,000	61,499
10.0% notes	100	971
7.3%* capital lease obligations, due through 2008	168	1,708
Total subsidiaries	146,056	202,336
Total long-term debt	3,014,255	2,567,864
Less current maturities	279,898	155,012
Long-term debt, excluding current maturities	$2,734,357	2,412,852
* Weighted average interest rate at December 31, 2007

The approximate annual debt maturities for the five years subsequent to December 31, 2007 are as follows: 2008 - $279.9 million; 2009 - $14.8 million; 2010 - $513.3 million; 2011 - $11.3 million; and 2012 - $511.3 million.

Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters.  In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements.  Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met.  At December 31, 2007, restricted net assets of subsidiaries were $131.8 million and subsidiaries’ retained earnings in excess of amounts restricted by debt covenants totaled $1.3 billion.  At December 31, 2007, approximately $2.3 billion of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

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

Approximately 14% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

On March 29, 2007, we publicly issued $500 million of 6.0% Senior Notes, Series N, due 2017 and $250 million of 5.5% Senior Notes, Series O, due 2013.  Our $741.8 million of net proceeds from the sale of these Senior Notes were used to pay a substantial portion of the approximately $844 million of cash that was needed in order to (i) pay the initial purchase price for the acquisition of Madison River on April 30, 2007 ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We funded the remainder of these cash outflows from borrowings under our commercial paper program and cash on hand.  See Note 2 for additional information concerning the acquisition of Madison River.

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

In February 2005, we remarketed substantially all of our $500 million of outstanding Series J senior notes due 2007 (the notes described above), at an interest rate of 4.628%.  We received no proceeds in connection with the remarketing as all net proceeds were held in trust to secure the equity unit holders’ obligation to purchase common stock from us on May 16, 2005.  In connection with the remarketing, we purchased and retired approximately $400 million of the notes, resulting in approximately $100 million of remaining outstanding notes (which were subsequently repaid in 2007).  We incurred a pre-tax charge of approximately $6.0 million in the first quarter of 2005 related to purchasing and retiring the notes.  Proceeds to purchase such notes came from the February 2005 issuance of $350 million of 5% senior notes, Series M, due 2015 and cash on hand.

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

As of December 31, 2007, we had available a $750 million five-year revolving credit facility which expires in December 2011.  We also have a commercial paper program under which borrowings are effectively limited to the total amount available under our credit facility.  As of December 31, 2007, we had no amounts outstanding under either our credit facility or commercial paper program.

(6)	DERIVATIVE INSTRUMENTS

In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges are “fixed to variable” interest rate swaps that effectively convert our fixed rate interest payment obligations under these notes into obligations to pay variable rates that range from the six-month London InterBank Offered Rate (“LIBOR”) plus 3.229% to the six-month LIBOR plus 3.67%, with settlement and rate reset dates occurring each six months through the expiration of the hedges in August 2012.  During 2007, we realized an average interest rate under these hedges of 8.70% and interest expense was greater than it would have otherwise been by $4.1 million during 2007 as a result of these hedges.   The aggregate fair value of such hedges at December 31, 2007 was $3.0 million and is reflected on the accompanying balance sheet as both an asset (included in “Other Assets”) and as an increase to our underlying long-term debt.

In third quarter 2007, we entered into a hedge transaction that effectively locked-in the interest rate for the six-month period ended February 2008 related to the $500 million of Series L notes that previously were effectively converted to variable rate notes pursuant to the “fixed to variable” interest rate swaps described above.  This hedge did not qualify for hedge accounting treatment and therefore is adjusted to its fair value each period (with a corresponding adjustment through the income statement).  The impact of this transaction to 2007 results of operations was not material.

In January 2008, we terminated all of our existing derivatives (including those described above) and received a net cash settlement of approximately $20.7 million in connection therewith.  See Note 20 for additional information regarding the termination of our derivatives.

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

(7)	DEFERRED CREDITS AND OTHER LIABILITIES

            Deferred credits and other liabilities at December 31, 2007 and 2006 were composed of the following:

December 31,	2007	2006
	(Dollars in thousands)

Deferred federal and state income taxes	$810,571	673,061
Accrued postretirement benefit costs	278,230	327,337
Deferred revenue	105,491	99,669
Accrued pension costs	37,296	36,784
Fair value of interest rate swap	834	20,593
Minority interest	7,818	9,226
Other	64,216	52,969
	$1,304,456	1,219,639

(8)	REDUCTIONS IN WORKFORCE

On March 1, 2006 and August 30, 2006, we announced workforce reductions involving an aggregate of approximately 400 jobs, or 6% of our workforce, primarily due to increased competitive pressures and the loss of access lines over the last several years.  For 2006, we incurred a net pre-tax charge of approximately $7.5 million (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact related to such expenses as allowed through our rate-making process) in connection with severance and related costs.  Of the $9.4 million charged to operating expenses, approximately $8.6 million was reflected in cost of services and products and $845,000 was reflected in selling, general and administrative expenses.

In September 2007, we announced a reduction of our workforce to be completed by mid-2008 of approximately 200 jobs, primarily due to the progress made on our Madison River integration plan and the elimination of certain customer service personnel due to reduced call volumes.  We incurred a one-time net pre-tax charge of approximately $2.2 million in the third quarter of 2007 (consisting of a $2.7 million charge to operating expenses, net of a $527,000 favorable revenue impact related to such expenses as allowed through our rate-making process) in connection with the severance and related costs.  Of the $2.7 million charged to operating expenses, approximately $2.0 million is reflected in cost of services and products and $774,000 is reflected in selling, general and administrative expenses.

The following table reflects additional information regarding the severance-related liability for 2007 and 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	9,431
Adjustments to accrual amounts	(529)
Amount paid	(8,445)
Balance at December 31, 2006	$457
Amount accrued to expense	2,741
Amount paid	(1,363)
Balance at December 31, 2007	$1,835

(9)	STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,	2007
(In thousands)

Incentive compensation programs	6,185
Acquisitions	4,064
Employee stock purchase plan	4,480
Dividend reinvestment plan	298
Conversion of convertible preferred stock	380
15,407

In accordance with stock repurchase programs described below, we repurchased 10.2 million shares (for $460.7 million), 21.4 million shares (for $802.2 million) and 16.4 million shares (for $551.8 million) in 2007, 2006 and 2005, respectively.  The 2006 and 2005 repurchases included 14.36 million and 12.9 million shares, respectively, repurchased (for a total price of $528.4 and $437.5 million, respectively) under accelerated share repurchase agreements (see below for additional information).

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.    Through December 31, 2007, we had repurchased approximately 3.6 million shares for $158.5 million under this program.

On February 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our existing $200 million share repurchase program approved in February 2005.  In February 2006, we repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share.  We funded repurchases under these agreements through short-term borrowings and cash on hand.  As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts.   At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price.  We reflected such settlement amount as an adjustment to retained earnings in our financial statements during 2006.  We repurchased the remaining $500 million of common stock of this program through open market transactions through June 2007.

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

Under CenturyTel’s Articles of Incorporation each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share.  At December 31, 2007, the holders of 3.6 million shares of common stock (or 26% of our total voting power) were entitled to ten votes per share.

Preferred stock - As of December 31, 2007, we had 2.0 million shares of authorized preferred stock, $25 par value per share.  At December 31, 2007 and 2006, there were 279,000 and 298,000 shares, respectively, of outstanding convertible preferred stock.  Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel’s liquidation and vote as a single class with the holders of common stock.

Shareholders’ Rights Plan -  On November 1, 2006, our 1996 rights agreement (and each preference share purchase right issued thereunder) lapsed in accordance with its stated terms.

(10)	POSTRETIREMENT BENEFITS

We sponsor health care plans (which use a December 31 measurement date) that provide postretirement benefits to all qualified retired employees.  Over the past few years, in connection with negotiating certain union contracts, we amended certain retiree contribution and retirement eligibility provisions of our plan.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2007	2006	2005
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$357,417	353,942	305,720
Service cost	6,923	6,982	6,289
Interest cost	20,133	18,980	16,718
Participant contributions	2,016	1,583	1,637
Plan amendments	(4,552)	(7,978)	23,289
Acquisition	2,277	-	-
Direct subsidy receipts	1,299	717	-
Actuarial (gain) loss	(60,312)	319	16,391
Benefits paid	(18,568)	(17,128)	(16,102)
Benefit obligation at end of year	$306,633	357,417	353,942

Change in plan assets
Fair value of plan assets at beginning of year	$30,080	29,545	29,570
Return on plan assets	1,916	3,280	1,440
Employer contributions	12,880	12,800	13,000
Participant contributions	2,016	1,583	1,637
Benefits paid	(18,568)	(17,128)	(16,102)
Fair value of plan assets at end of year	$28,324	30,080	29,545

Net periodic postretirement benefit cost for 2007, 2006 and 2005 included the following components:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Service cost	$6,923	6,982	6,289
Interest cost	20,133	18,980	16,718
Expected return on plan assets	(2,482)	(2,437)	(2,440)
Amortization of unrecognized actuarial loss	3,595	3,719	2,916
Amortization of unrecognized prior service credit	(2,020)	(855)	(1,876)
Net periodic postretirement benefit cost	$26,149	26,389	21,607

The following table sets forth the amounts recognized as liabilities for postretirement benefits at December 31, 2007, 2006 and 2005.

December 31,	2007	2006	2005
	(Dollars in thousands)

Benefit obligation	$(306,633)	(357,417)	(353,942)
Fair value of plan assets	28,324	30,080	29,545
Unamortized prior service credit	-	-	(1,726)
Unrecognized net actuarial loss	-	-	82,660
Accrued benefit cost	$(278,309)	(327,337)	(243,463)

In accordance with SFAS 158, the unamortized prior service credit ($11.4 million as of December 31, 2007) and unrecognized net actuarial loss ($15.1 million as of December 31, 2007) components have been reflected as a $2.8 million after-tax increase to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization expense (income) of the above unrecognized items that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost during 2008 is ($2.6 million) for the prior service credit.

           Assumptions used in accounting for postretirement benefits as of December 31, 2007 and 2006 were:

	2007	2006
Determination of benefit obligation
Discount rate	6.50%	5.75
Healthcare cost increase trend rates (Medical/Prescription Drug)
Following year	7.0%/10.0%	8.0/11.0
Rate to which the cost trend rate is assumed to decline (the ultimate cost trend rate)	5.0%/5.0%	5.0/5.0
Year that the rate reaches the ultimate cost trend rate	2010/2013	2010/2013

Determination of benefit cost
Discount rate	5.75%	5.50
Expected return on plan assets	8.25%	8.25

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

            Our postretirement benefit plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	2007	2006
Equity securities	55.8%	60.1
Debt securities	26.8	27.9
Other	17.4	12.0
Total	100.0%	100.0

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

            Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans.  A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on annual total of service and interest cost components	$279	(339)
Effect on postretirement benefit obligation	$3,943	(4,791)

We expect to contribute approximately $16.7 million to our postretirement benefit plan in 2008.

Our estimated future projected benefit payments under our postretirement benefit plan are as follows:

	Before Medicare	Medicare	Net of
Year	Subsidy	Subsidy	Medicare Subsidy
	(Dollars in thousands)

2008	$18,163	1,419	16,744
2009	$19,973	1,624	18,349
2010	$22,043	1,833	20,210
2011	$23,916	2,059	21,857
2012	$24,968	2,300	22,668
2013-2017	$136,357	8,236	128,121

(11)	DEFINED BENEFIT AND OTHER RETIREMENT PLANS

We sponsor defined benefit pension plans for substantially all employees.  At December 31, 2007, we also sponsored a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.   We use a December 31 measurement date for all our plans.

            The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for our above-referenced defined benefit plans.

December 31,	2007	2006	2005
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$474,302	460,599	418,630
Service cost	16,431	17,679	15,332
Interest cost	28,180	25,935	23,992
Plan amendments	61	(3,827)	31
Acquisition	15,266	-	-
Actuarial (gain) loss	(16,153)	6,789	28,016
Settlements	(410)	(13,232)	-
Benefits paid	(48,240)	(19,641)	(25,402)
Benefit obligation at end of year	$469,437	474,302	460,599

Change in plan assets
Fair value of plan assets at beginning of year	$452,293	407,367	363,981
Return on plan assets	41,537	46,297	25,453
Acquisition	12,502	-	-
Employer contributions	1,516	31,502	43,335
Benefits paid	(48,650)	(32,873)	(25,402)
Fair value of plan assets at end of year	$459,198	452,293	407,367

Net periodic pension expense for 2007, 2006 and 2005 included the following components:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Service cost	$16,431	17,679	15,332
Interest cost	28,180	25,935	23,992
Expected return on plan assets	(36,780)	(32,706)	(29,225)
Settlements	410	3,344	-
Recognized net losses	7,367	9,670	6,328
Net amortization and deferral	(131)	19	289
Net periodic pension expense	$15,477	23,941	16,716

The following table sets forth the combined plans’ funded status and amounts recognized in our  consolidated balance sheet at December 31, 2007, 2006 and 2005.

December 31,	2007	2006	2005
	(Dollars in thousands)

Benefit obligation	$(469,437)	(474,302)	(460,599)
Fair value of plan assets	459,198	452,293	407,367
Unrecognized transition asset	-	-	(396)
Unamortized prior service cost	-	-	3,109
Unrecognized net actuarial loss	-	-	123,879
Net amount recognized	$(10,239)	(22,009)	73,360

In accordance with SFAS 158, the unamortized prior service credit ($941,000 as of December 31, 2007) and unrecognized net actuarial loss ($75.4 million as of December 31, 2007) components have been reflected as a $74.4 million net reduction ($45.9 million after-tax) to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization expense (income) of the above unrecognized amounts that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost for 2008 are (i) $65,000 for the prior service cost and (ii) $3.3 million for the net actuarial loss.

Amounts recognized on the balance sheet consist of:

December 31,	2007	2006
	(Dollars in thousands)

Pension asset (reflected in Other Assets)*	$28,536	16,187
Accrued expenses and other current liabilities*	(1,479)	(1,412)
Other deferred credits*	(37,296)	(36,784)
Net amount recognized	$(10,239)	(22,009)
*  In accordance with SFAS 158, those plans that are overfunded are reflected as assets; those plans that are underfunded are reflected as liabilities.

Our aggregate accumulated benefit obligation as of December 31, 2007 and 2006 was $410.6 million and $407.2 million, respectively.

Assumptions used in accounting for pension plans as of December 31, 2007 and 2006 were:

	2007	2006
Determination of benefit obligation
Discount rate	6.30%	5.80
Weighted average rate of compensation increase	4.0%	4.0

Determination of benefit cost
Discount rate	5.80%	5.50
Weighted average rate of compensation increase	4.0%	4.0
Expected return on plan assets	8.25%	8.25

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

Our pension plans weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	2007	2006
Equity securities	70.8%	72.2
Debt securities	27.2	25.8
Other	2.0	2.0
Total	100.0%	100.0

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

The amount of the 2008 contribution will be determined based on a number of factors, including the results of the 2008 actuarial valuation report.  At this time, the amount of the 2008 contribution is not known.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2008 - $32.5 million; 2009 - $33.4 million; 2010 - $34.9 million; 2011 - $36.0 million; 2012 - $37.7 million; and 2013-2017 - $207.8 million.

Through December 31, 2006, we also sponsored an Employee Stock Ownership Plan (“ESOP”) which covers most employees with one year of service and is funded by our contributions determined annually by the Board of Directors.  Our expense related to the ESOP during 2006 and 2005 was $7.9 million and $7.3 million, respectively.   Our contribution to the ESOP was discontinued after 2006.

            We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plans”) which are available to substantially all employees.  Our matching contributions to the 401(k) Plans were $10.6 million in 2007, $8.6 million in 2006 and $8.5 million in 2005.

(12)	INCOME TAXES

Income tax expense included in the Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005 was as follows:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)
Federal
Current	$192,424	146,201	139,836
Deferred	2,220	37,687	35,499
State
Current	7,130	25,236	(6,075)
Deferred	(1,202)	11,998	34,031
	$200,572	221,122	203,291

Income tax expense was allocated as follows:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Income tax expense in the consolidated statements of income	$200,572	221,122	203,291
Stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(6,427)	(12,034)	(6,261)
Tax effect of the change in accumulated other comprehensive income (loss)	34,985	(63,837)	(801)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2007	2006	2005
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	2.8	4.1	3.4
Release of previously unrecognized tax benefits	(5.3)	-	-
Other, net	(0.1)	(1.7)	(.6)
Effective income tax rate	32.4%	37.4	37.8

In 2007, we recognized a net after-tax benefit of approximately $32.7 million (which includes related interest and is net of federal benefit) related to the release of previously unrecognized tax benefits.  See below for additional information.  Income tax expense was reduced by approximately $6.4 million in 2006 due to the resolution of various income tax audit issues.

           The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007 and 2006 were as follows:

December 31,	2007	2006
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$109,182	131,890
Net state operating loss carryforwards	31,646	61,875
Other employee benefits	32,166	24,907
Other	49,841	45,628
Gross deferred tax assets	222,835	264,300
Less valuation allowance	(30,907)	(61,049)
Net deferred tax assets	191,928	203,251

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(373,181)	(334,521)
Goodwill and other intangible assets	(604,809)	(503,126)
Other	(12,900)	(27,010)
Gross deferred tax liabilities	(990,890)	(864,657)
Net deferred tax liability	$(798,962)	(661,406)

Of the $799.0 million net deferred tax liability as of December 31, 2007, approximately $810.6 million is reflected as a net long-term liability (in “Other deferred credits”) and approximately $11.6 million is reflected as a net current deferred tax asset (in “Other current assets”).

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize.  As of December 31, 2007, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2027, of $31.6 million.  The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of such assessment, we reserved $30.9 million through the valuation allowance as of December 31, 2007 as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration.

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

Upon the initial adoption of FIN 48, we recorded a cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by approximately $478,000 as of such date) related to certain previously unrecognized tax benefits that did not meet the criteria for liability recognition upon the adoption of FIN 48.

During 2007, primarily as a result of certain issues being effectively settled through examination and the lapse of statute of limitations, our tax expense was reduced approximately $32.7 million (including related interest and net of federal benefit) upon the release of amounts that were previously reflected as a liability for unrecognized tax benefits.

           The following table reflects the activity of our gross unrecognized tax benefits (excluding both interest and any related federal benefit) during 2007 (amounts expressed in thousands).

Unrecognized tax benefits at January 1, 2007	$55,905
Increase in tax positions taken in the current year	500
Decrease due to the reversal of tax positions taken in a prior year	(19,617)
Decrease from the lapse of statute of limitations	(2,353)
Decrease from settlements paid	(8,653)
Increase from unrecognized tax benefits of acquired company	8,047
Unrecognized tax benefits at December 31, 2007	$33,829

Of the above ending balance of $33.8 million, approximately $21.5 million is included as a component of “Deferred credits and other liabilities” and the remainder is included in “Accrued income taxes”.   If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, approximately $26.1 million (including interest and net of federal benefit) would benefit the effective tax rate.

Our policy is to reflect accrued interest associated with unrecognized tax benefits as income tax.  We had accrued interest (presented before related tax benefits) of approximately $20.7 million as of January 1, 2007 and $12.9 million as of December 31, 2007.

We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.

Jurisdiction	Open tax years
Federal	1998-current
State
Georgia	2002-current
Louisiana	2003-current
Oregon	2001-current
Wisconsin	2001-current
Other states	2002-current

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

Based on (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, or (iv) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may decrease by up to $14 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13)	EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2007	2006	2005
	(Dollars, except per share amounts, and shares in thousands)

Income (Numerator):
Net income	$418,370	370,027	334,479
Dividends applicable to preferred stock	(368)	(380)	(396)
Net income applicable to common stock for computing basic earnings per share	418,002	369,647	334,083
Interest on convertible debentures, net of tax	2,832	4,828	4,875
Dividends applicable to preferred stock	368	380	396
Net income as adjusted for purposes of computing diluted earnings per share	$421,202	374,855	339,354
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	110,183	117,363	131,044
Nonvested restricted stock	(823)	(692)	(203)
Weighted average number of shares outstanding during period for computing basic earnings per share	109,360	116,671	130,841
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	2,951	4,493	4,511
Shares issuable upon settlement of accelerated share repurchase agreements	-	365	378
Shares issuable under incentive compensation plans	783	700	357
Number of shares as adjusted for purposes of computing diluted earnings per share	113,094	122,229	136,087
Basic earnings per share	$3.82	3.17	2.55
Diluted earnings per share	$3.72	3.07	2.49

In July 2007, we called for redemption on August 14, 2007 all of our $165 million aggregate principal amount 4.75% convertible senior debentures, Series K, due 2032.  In accordance with the indenture, holders could elect to convert their debentures into shares of CenturyTel common stock at a conversion price of $40.455 per share prior to August 10, 2007.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.

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

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 792,000 for 2007, 1.0 million for 2006 and 1.8 million for 2005.

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

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of December 31, 2007, we had reserved approximately 6.2 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

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

During 2007 we granted 983,920 stock options with exercise prices at market value.  All of these options expire ten years after the date of grant and have a three-year vesting period.  The weighted average fair value of each option was estimated as of the date of grant to be $14.57 using a Black-Scholes option pricing model using the following assumptions:  dividend yield – .6%; expected volatility - 28% (executive officers) and 25% (all other employees); weighted average risk free interest rate – 4.6% (rates ranged from 3.5% to 5.1%); and expected term – 6.5 years (executive officers) and 4.5 years (all other employees).

During 2006 we granted 1,007,175 stock options with exercise prices at market value.  The weighted average fair value of each of the 2006 options was estimated as of the date of grant to be $12.75 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate – 4.65% (rates ranged from 4.28% to 5.22%); and expected option life - 7 years (executive officers) and 5 years (all other employees).

During 2005 we granted 1,015,025 stock options with exercise prices at market value.  The weighted average fair value of each of the 2005 options was estimated as of the date of grant to be $12.68 using an option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate – 4.2%; and expected option life - seven years.

The expected volatility was based on the historical volatility of our common stock over the 6.5- and 4.5- year terms mentioned above.  The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

            Stock option transactions during 2007, 2006 and 2005 were as follows:

			Remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value

Outstanding December 31, 2004	6,713,558	$28.79
Granted	1,015,025	25.04
Exercised	(1,664,625)	33.69
Forfeited/Cancelled	(68,500)	31.40
Outstanding December 31, 2005	5,995,458	$30.63
Granted	1,007,175	35.98
Exercised	(3,047,918)	29.15
Forfeited/Cancelled	(58,916)	32.54
Outstanding December 31, 2006	3,895,799	$33.14
Granted	983,920	45.76
Exercised	(1,204,164)	32.15
Forfeited/Cancelled	(43,350)	40.72
Outstanding December 31, 2007	3,632,205	$36.80	6.8	$ 16,926,000

Exercisable December 31, 2007	2,094,378	$32.98	5.3	$ 17,752,000

In addition, during 2007, we issued 288,896 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $45.89 per share.  During 2006, we issued 293,943 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $36.02 per share.  During 2005, we issued 286,123 shares of restricted stock at a weighted-average price of $33.47 per share.  Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors).   Nonvested restricted stock transactions during 2007 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at January 1, 2007	712,088	$32.84
Granted	288,896	45.89
Vested	(142,821)	35.13
Forfeited	(11,283)	37.10
Nonvested at December 31, 2007	846,880	$36.85

The total compensation cost for share-based payment arrangements in 2007, 2006 and 2005 was $20.0 million, $11.9 million and $4.7 million, respectively.  We recognized a tax benefit related to such arrangements of approximately $7.5 million in 2007, $4.5 million in 2006 and $1.8 million in 2005.  As of December 31, 2007, there was $29.9 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 2.8 years.

We received net cash proceeds of $38.7 million during 2007 in connection with option exercises.  The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $17.2 million during 2007,  $31.0 million during 2006 and  $16.3 million during 2005.  The excess tax benefit realized from stock options exercised and restricted stock released during 2007 was $6.4 million. The total fair value of restricted stock that vested during 2007, 2006, and 2005 was $6.4 million, $2.6 million, and $208,000, respectively.

            Prior to January 1, 2006, we accounted for stock compensation plans using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).   Options have been granted at a price either equal to or exceeding the then-current market price.   Accordingly, we did not recognize compensation cost in connection with issuing stock options prior to January 1, 2006.  If compensation cost for our options had been determined consistent with SFAS 123(R), we would have recognized stock-based compensation expense for 2005 of approximately $12.5 million after-tax and our net income, basic earnings per share and diluted earnings per share for 2005 would have been $322.0 million, $2.46 and $2.40, respectively, all presented on a pro forma basis, as compared to actual net income, basic earnings per share and diluted earnings per share of $334.5 million, $2.55 and $2.49, respectively.

(15)	GAIN ON ASSET DISPOSITIONS

In the third quarter of 2007, we recorded a pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.  In April 2006, upon dissolution of the Rural Telephone Bank (“RTB”), we received $122.8 million in cash for redemption of our investment in stock of the RTB and recorded a pre-tax gain of approximately $117.8 million in the second quarter of 2006 related to this transaction.  Upon final distribution of all funds related to the RTB dissolution in November 2007, we received an additional $5.2 million cash and recorded a pre-tax gain of such amount.  Such gains are included in “Other income (expense)” on our Consolidated Statements of Income.

(16)	SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

The amount of interest actually paid, net of amounts capitalized of $1.3 million, $1.9 million, and $2.8 million during 2007, 2006 and 2005, respectively, was $205.2 million, $191.9 million, and $194.8 million during 2007, 2006 and 2005, respectively.  Income taxes paid were $185.3 million in 2007, $212.4 million in 2006, and $88.8 million in 2005. Income tax refunds totaled $1.1 million in 2007, $3.0 million in 2006, and $4.9 million in 2005.

We have consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2007.  In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Property, plant and equipment, net	$208,317	-	66,450
Goodwill	579,780	-	-
Long-term debt, deferred credits and other liabilities	(654,694)	-	-
Other assets and liabilities, excluding cash and cash equivalents	173,402	5,222	9,003
Decrease in cash due to acquisitions	$306,805	5,222	75,453

            See Note 2 for additional information related to our acquisition of Madison River in 2007.

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $41 million for 2007, $40 million for 2006 and $37 million for 2005.

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2007 and 2006.

	Carrying	Fair
	Amount	value
	(Dollars in thousands)
December 31, 2007

Financial assets
Interest rate swaps	$3,048	3,048	(2)
Other	$106,099	110,235	(2)
Financial liabilities
Long-term debt (including current maturities)	$3,014,255	2,975,707	(1)
Interest rate swaps	$834	834	(2)
Other	$57,637	57,637	(2)

December 31, 2006

Financial assets	$110,134	110,134	(2)

Financial liabilities
Long-term debt (including current maturities)	$2,567,864	2,522,347	(1)
Interest rate swaps	$20,593	20,593	(2)
Other	$51,614	51,614	(2)

(1)	Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.
(2)	Fair value was estimated by us to approximate carrying value or is based on current market information.

We believe the carrying amount of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments and have not been reflected in the above table.

(18)	BUSINESS SEGMENTS

We are an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.  As a result of increased bundling of our local exchange and long distance service offerings, beginning in 2006, we have combined the revenues of such offerings into a category entitled “Voice”.  Beginning in 2007, revenues from voice mail services previously reflected in “Other” revenues were reclassified to “Voice” revenues.  Prior periods have been restated to insure comparability.

            Our operating revenues for our products and services include the following components:

Year ended December 31,	2007	2006	2005
	(Dollars in thousands)

Voice	$889,960	871,767	902,510
Network access	941,506	878,702	959,838
Data	460,755	351,495	318,770
Fiber transport and CLEC	159,317	149,088	115,454
Other	204,703	196,678	182,680
Total operating revenues	$2,656,241	2,447,730	2,479,252

For a description of each of the sources of revenues, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Operating Revenues” elsewhere in this report.

Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)	COMMITMENTS AND CONTINGENCIES

Construction expenditures and investments in vehicles, buildings and equipment during 2008 are estimated to be $300 million.  We generally do not enter into firm, committed contracts for such activities.

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  Our appeal of this class certification decision was denied.  Our preliminary analysis indicates that we billed less than $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly.  The Court’s order does not specify the award of damages, the scope and amounts of which, if any, remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we cannot reasonably estimate the amount or range of possible loss at this time.  However, considering the one-time nature of any adverse result, we do not believe that the ultimate outcome of this litigation will have a material adverse effect on our financial position or on-going results of operations.

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

(20)	SUBSEQUENT EVENT

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received an aggregate of approximately $25.6 million, which will be amortized as a reduction of interest expense through 2012.

In addition, in January 2008 we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million.  We expect to record a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives.

* * * * * * * * *

CENTURYTEL, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share amounts)
2007	(unaudited)

Operating revenues	$600,855	689,991	708,833	656,562
Operating income	$168,083	231,836	224,185	168,974
Net income	$77,870	112,265	113,202	115,033
Basic earnings per share	$.70	1.03	1.04	1.05
Diluted earnings per share	$.68	1.00	1.01	1.04

2006

Operating revenues	$611,291	608,907	619,837	607,695
Operating income	$157,924	164,993	168,942	173,679
Net income	$69,260	152,210	76,324	72,233
Basic earnings per share	$.57	1.32	.66	.63
Diluted earnings per share	$.55	1.26	.64	.62

2005

Operating revenues	$595,282	606,413	657,085	620,472
Operating income	$176,860	185,882	201,242	172,419
Net income	$79,616	85,118	91,411	78,334
Basic earnings per share	$.60	.65	.70	.60
Diluted earnings per share	$.59	.64	.68	.59

  The results of operations of the Madison River properties are reflected in the above table subsequent to the April 30, 2007 acquisition date.  In second quarter 2007, we recorded $49 million of revenues upon the settlement of a dispute with a carrier.  In third quarter 2007, we recognized $42.2 million of revenues upon the expiration of a regulatory monitoring period.  In fourth quarter 2007, we recognized a net benefit of approximately $32.7 million after-tax related to the release of previously unrecognized tax benefits.  In fourth quarter 2007, we recorded a pre-tax charge of approximately $16.6 million related to the impairment of certain of our CLEC assets.

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

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2007.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving our stated goals.  Because of the inherent limitations in any control system, you should be aware that misstatements due to error or fraud could occur and not be detected.

Reports on Internal Control Over Financial Reporting.  We incorporate by reference into this Item 9A the reports appearing at the forefront of Item 8, “Financial Statements and Supplementary Data”.

Item 9B.	Other Information

In late February 2008, the Compensation Committee of the Board granted equity awards and took other related actions, including establishing for senior management annual bonus targets for 2008 based upon attaining certain specified levels of operating cash flow and end-user revenues.

In late February 2008, our board of directors approved certain actions related to our Supplemental Executive Retirement Plan, including (i) the freezing of future benefit accruals effective February 29, 2008, (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits and (iii) crediting each active plan participant with three additional years of age and service and each inactive plan participant with three additional years of age.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The name, age and office(s) held by each of our executive officers are shown below.  Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name	Age	Office(s) held with CenturyTel

Glen F. Post, III	55	Chairman of the Board of Directors
		and Chief Executive Officer

Karen A. Puckett	47	President and Chief Operating Officer

R. Stewart Ewing, Jr.	56	Executive Vice President and
		Chief Financial Officer

David D. Cole	50	Senior Vice President –
		Operations Support

Stacey W. Goff	42	Senior Vice President, General Counsel
		and Secretary

Michael Maslowski	60	Senior Vice President and
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

The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2008.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides information about shares of CenturyTel common stock authorized for issuance under our existing equity compensation plans as of December 31, 2007.

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	plans (excluding
	be issued upon conversion	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	3,632,205	$36.80	2,552,618

Employee Stock Purchase Plan approved by shareholders	-	-	4,479,612

Equity compensation plans not approved by security holders	-	-	-

Totals	3,632,205	$36.80	7,032,230

The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

           The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a).	Documents filed as a part of this report
	(1)	The following Consolidated Financial Statements are included in Part II, Item 8:
Report of Management, including its assessment of the effectiveness of its internal control over financial reporting
Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Financial Statement Schedule and Effectiveness of the Company’s Internal Control over Financial Reporting
Consolidated Statements of Income for the years endedDecember 31, 2007, 2006 and 2005
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
Consolidated Balance Sheets - December 31, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
Consolidated Quarterly Income Statement Information (unaudited)
	(2)	The attached Schedule II, Valuation and Qualifying Accounts, is the only applicable schedule that we are required to file.
	(3)	Exhibits:
	3.1	Amended and Restated Articles of Incorporation, dated as of May 6, 1999 (incorporated by reference to Exhibit 3(i) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).
	3.2	Bylaws, as amended through August 26, 2003 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 29, 2003 and filed on September 2, 2003).
	3.3	Corporate Governance Guidelines, as amended through August 21, 2007 (incorporated by reference to Exhibit 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).
	3.4	Charters of Committees of Board of Directors

(a)   Charter of the Audit Committee of the Board of Directors, as amended through November 15, 2006 (incorporated by reference to Exhibit 3.4(a) of our
        Annual Report on Form 10-K for the year ended December 31, 2006).

(b)   Charter of the Compensation Committee of the Board of Directors, as amended through February 27, 2007 (incorporated by reference to Exhibit 3.4 of our
        Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(c)   Charter of the Nominating and Corporate Governance Committee of the Board of Directors, as amended through February 25, 2004 (incorporated by reference to Exhibit 3.3 of our  Annual Report on Form 10-K for the year ended December 31, 2003).

(d) Charter of the Risk Evaluation Committee of the Board of Directors, as amended through February 26, 2008, included elsewhere herein.
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

(e)   Board resolutions designating the terms and conditions of CenturyTel’s 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit
       4.2 of our  Registration Statement on Form S-4, File No. 333-100480).

(f) Form of 7.875% Senior Notes, Series L, due 2012 (included in Exhibit 4.2(e)).

(g)   Third Supplemental Indenture dated as of February 14, 2005 between CenturyTel and Regions Bank (successor-in-interest to First American Bank &
        Trust of Louisiana and Regions Bank of Louisiana), as Trustee, designating and outlining the terms and conditions of CenturyTel’s 5% Senior
         Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).

(h) Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.2(g)).

(i)    Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).

(j) Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.2(i)).
4.3
$750 Million Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel and the lenders named therein (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2006).

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

(a)   CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated as of December 31, 2006 (incorporated by reference to Exhibit 10.1(a)
       of our Annual Report on Form 10-K for the year ended December 31, 2006) and amendments thereto dated December 31, 2007, included elsewhere herein.

(b)   CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of our
        Annual Report on Form 10-K for the year ended December 31, 2006) and amendment thereto dated December 31, 2007, included elsewhere herein.

(c)   Amended and Restated Retirement Plan, effective as of December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of our Annual Report on
        Form 10-K for the year ended December 31, 2006) and amendment thereto dated December 31, 2007, included elsewhere herein.

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

(iii)   Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyTel in connection with optionsgranted to the outside directors as of May 7, 2004 (incorporated by reference to Exhibit 10.2(d)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2005).

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
(g) 2005 Management Incentive Compensation Plan (incorporated by reference to our 2005 Proxy Statement filed April 15, 2005).

(i)    Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyTel and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended
        September 30, 2005)

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

(v)   Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyTel and its executive offices (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(vi)  Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

	10.3	Other Non-Qualified Employee Benefit Plans

(a)   Key Employee Incentive Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to
        Exhibit 10.1(f) to our Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated  November 21, 1996
        (incorporated by reference to Exhibit 10.1 (f) to our  Annual Report on Form 10-K for the year ended December 31, 1996), amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.2 to our Quarterly  Report on Form 10-Q for the quarter ended March
         31, 1997), amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for
        the quarter ended March 31, 2001), amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.3(a) to our Annual
        Report on Form 10-K for the year ended December 31, 2001) and amendment thereto dated February 27, 2007 (incorporated by reference to
        Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

(b) Supplemental Executive Retirement Plan, 2008 Restatement, effective January 1, 2008, included elsewhere herein.
(c) Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, included elsewhere herein.
(d) Supplemental Defined Benefit Plan, 2008 Restatement, effective as of January 1, 2008, included elsewhere herein.

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
(a) Amended and Restated Change of Control Agreement, effective January 1, 2008, by and between Glen F. Post, III and CenturyTel, included elsewhere herein.
(b) Form of Amended and Restated Change of Control Agreement, effective January 1, 2008, by and between CenturyTel and each of its other executive officers, included elsewhere herein.

(c)   Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.4(e) of our Annual Report on Form 10-K
        for the year ended December 31, 2005).

(d)   CenturyTel, Inc. Bonus Life Insurance Plan for Executive Officers, effective January 1, 2006, included elsewhere herein.

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
The following Form 8-Ks were filed on the dates indicated during the fourth quarter of 2007.
November 1, 2007 Items 2.02 and 9.01. Results of Operations and Financial Condition – News release announcing third quarter 2007 operating results.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyTel, Inc.,

Date: February 29, 2008	By: /s/ Glen F. Post, III
Glen F. Post, III
Chairman of the Board and
Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Chairman of the Board and
/s/ Glen F. Post, III	Chief Executive Officer
Glen F. Post, III		February 29, 2008

Executive Vice President and
/s/ R. Stewart Ewing, Jr.	Chief Financial Officer
R. Stewart Ewing, Jr.		February 29, 2008

/s/ Neil A. Sweasy	Vice President and Controller
Neil A. Sweasy		February 29, 2008

/s/ William R. Boles, Jr.	Director
William R. Boles, Jr.		February 29, 2008

/s/ Virginia Boulet	Director
Virginia Boulet		February 29, 2008

/s/ Calvin Czeschin	Director
Calvin Czeschin		February 29, 2008

/s/ James B. Gardner	Director
James B. Gardner		February 29, 2008

/s/ W. Bruce Hanks	Director
W. Bruce Hanks		February 29, 2008

/s/ Gregory J. McCray	Director
Gregory J. McCray		February 29, 2008

/s/ C. G. Melville, Jr.	Director
C. G. Melville, Jr.		February 29, 2008

/s/ Fred R. Nichols	Director
Fred R. Nichols		February 29, 2008

/s/ Harvey P. Perry	Director
Harvey P. Perry		February 29, 2008

Director
Jim D. Reppond		February ___, 2008

/s/ Joseph R. Zimmel	Director
Joseph R. Zimmel		February 29, 2008

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

CENTURYTEL, INC.

For the years ended December 31, 2007, 2006 and 2005

		Additions
	Balance at	charged to	Deductions				Balance
	beginning	costs and	from		Other		at end
Description	of period	expenses	allowance		changes		of period
	(Dollars in thousands)
Year ended December 31, 2007
Allowance for doubtful accounts	$20,905	14,466	(16,617	) (1)	1,607	(2)	20,361
Valuation allowance for deferred tax assets	$61,049	3,744	(33,886)		-		30,907

Year ended December 31, 2006
Allowance for doubtful accounts	$21,721	20,199	(21,009	) (1)	(6	)(2)	20,905
Valuation allowance for deferred tax assets	$54,412	6,637	-		-		61,049

Year ended December 31, 2005
Allowance for doubtful accounts	$21,187	30,945	(30,880	) (1)	469	(2)	21,721
Valuation allowance for deferred tax assets	$27,112	27,300	-		-		54,412

(1)      Customers’ accounts written-off, net of recoveries.

(2)      Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.