Form 10-Q
period 2008-03-31
CENTURYTEL INC
filed 2008-05-07
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

As of April 30, 2008, there were 105,448,280 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

Page No.

Part I.		Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months
		Ended March 31, 2008 and 2007	3

		Consolidated Statements of Comprehensive Income--
		Three Months Ended March 31, 2008 and 2007	4

		Consolidated Balance Sheets--March 31, 2008 and
		December 31, 2007	5

		Consolidated Statements of Cash Flows--
		Three Months Ended March 31, 2008 and 2007	6

		Consolidated Statements of Stockholders' Equity--
		Three Months Ended March 31, 2008 and 2007	7

		Notes to Consolidated Financial Statements	8-13

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	14-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	20

Part II.		Other Information

	Item 1.	Legal Proceedings	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 6.	Exhibits and Reports on Form 8-K	22

Signature			22

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$648,614	600,855

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	237,812	213,531
Selling, general and administrative	91,625	91,457
Depreciation and amortization	135,684	127,784
Total operating expenses	465,121	432,772

OPERATING INCOME	183,493	168,083

OTHER INCOME (EXPENSE)
Interest expense	(50,122)	(46,961)
Other income (expense)	8,417	5,290
Total other income (expense)	(41,705)	(41,671)

INCOME BEFORE INCOME TAX EXPENSE	141,788	126,412
Income tax expense	53,028	48,542

NET INCOME	$88,760	77,870

BASIC EARNINGS PER SHARE	$.84	.70

DILUTED EARNINGS PER SHARE	$.83	.68

DIVIDENDS PER COMMON SHARE	$.0675	.065
AVERAGE BASIC SHARES OUTSTANDING	106,142	111,031
AVERAGE DILUTED SHARES OUTSTANDING	106,997	116,308

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

NET INCOME	$88,760	77,870

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding loss related to marketable securities, net of ($525) and ($51) tax	(843)	(82)
Derivative instruments:
Net gains on derivatives hedging the variability of cash flows, net of $294 tax	-	471
Reclassification adjustment for losses included in net income, net of $67 and $59 tax	107	94
Defined benefit pension and postretirement plans, net of $68 and $933 tax	110	1,497
Net change in other comprehensive income (loss), net of tax	(626)	1,980

COMPREHENSIVE INCOME	$88,134	79,850

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$37,539	34,402
Accounts receivable, less allowance of $15,471 and $20,361	218,507	223,027
Materials and supplies, at average cost	8,134	8,558
Other	28,057	26,412
Total current assets	292,237	292,399

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,706,712	8,666,106
Accumulated depreciation	(5,673,578)	(5,557,730)
Net property, plant and equipment	3,033,134	3,108,376

GOODWILL AND OTHER ASSETS
Goodwill	4,010,916	4,010,916
Other	781,840	772,862
Total goodwill and other assets	4,792,756	4,783,778

TOTAL ASSETS	$8,118,127	8,184,553

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$45,444	279,898
Short-term debt	40,000	-
Accounts payable	108,308	120,381
Accrued expenses and other liabilities
Salaries and benefits	49,109	64,380
Income taxes	57,790	54,233
Other taxes	55,239	48,961
Interest	75,032	80,103
Other	34,298	30,942
Advance billings and customer deposits	60,813	57,637
Total current liabilities	526,033	736,535

LONG-TERM DEBT	2,881,310	2,734,357

DEFERRED CREDITS AND OTHER LIABILITIES	1,310,800	1,304,456

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 106,259,145 and 108,491,736 shares	106,259	108,492
Paid-in capital	3,286	91,147
Accumulated other comprehensive loss, net of tax	(43,333)	(42,707)
Retained earnings	3,326,801	3,245,302
Preferred stock - non-redeemable	6,971	6,971
Total stockholders’ equity	3,399,984	3,409,205
TOTAL LIABILITIES AND EQUITY	$8,118,127	8,184,553

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$88,760	77,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	135,684	127,784
Gain on asset disposition	(4,135)	-
Deferred income taxes	8,357	13,371
Share-based compensation	3,324	4,206
Income from unconsolidated cellular entity	(3,306)	(1,926)
Distributions from unconsolidated cellular entity	6,363	-
Changes in current assets and current liabilities:
Accounts receivable	4,520	15,812
Accounts payable	(12,073)	(2,585)
Accrued income and other taxes	9,699	35,695
Other current assets and other current liabilities, net	(14,423)	(15,030)
Retirement benefits	5,474	5,636
Excess tax benefits from share-based compensation	(19)	(3,032)
Increase (decrease) in other noncurrent assets	(789)	1,032
Decrease in other noncurrent liabilities	(2,790)	(401)
Other, net	5,564	278
Net cash provided by operating activities	230,210	258,710

INVESTING ACTIVITIES
Payments for property, plant and equipment	(54,739)	(48,880)
Deposit paid for wireless spectrum auction	(25,000)	-
Proceeds from sale of nonoperating investment	4,209	-
Other, net	(2,017)	(1,635)
Net cash used in investing activities	(77,547)	(50,515)

FINANCING ACTIVITIES
Net proceeds from the issuance of long-term debt	135,000	741,840
Payments of debt	(245,058)	(64,955)
Proceeds from issuance of short-term debt	40,000	-
Proceeds from issuance of common stock	2,339	20,031
Repurchase of common stock	(95,621)	(164,009)
Net proceeds from settlement of hedges	20,745	-
Cash dividends	(7,261)	(7,309)
Excess tax benefits from share-based compensation	19	3,032
Other, net	311	1,256
Net cash provided by (used in) financing activities	(149,526)	529,886

Net increase in cash and cash equivalents	3,137	738,081

Cash and cash equivalents at beginning of period	34,402	25,668

Cash and cash equivalents at end of period	$37,539	763,749
Supplemental cash flow information:
Income taxes paid	$44,152	8,022
Interest paid (net of capitalized interest of $726 and $267)	$54,467	64,434

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$108,492	113,254
Issuance of common stock through dividend reinvestment, incentive and benefit plans	360	754
Repurchase of common stock	(2,593)	(3,697)
Balance at end of period	106,259	110,311

PAID-IN CAPITAL
Balance at beginning of period	91,147	24,256
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,979	19,277
Repurchase of common stock	(93,028)	-
Excess tax benefits from share-based compensation	19	3,032
Share-based compensation and other	3,169	4,206
Balance at end of period	3,286	50,771

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(42,707)	(104,942)
Net change in other comprehensive income (loss), net of reclassification adjustment, net of tax	(626)	1,980
Balance at end of period	(43,333)	(102,962)

RETAINED EARNINGS
Balance at beginning of period	3,245,302	3,150,933
Net income	88,760	77,870
Repurchase of common stock	-	(160,312)
Cumulative effect of adoption of FIN 48	-	478
Cash dividends declared
Common stock - $.0675 and $.065 per share, respectively	(7,174)	(7,216)
Preferred stock	(87)	(93)
Balance at end of period	3,326,801	3,061,660

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	6,971	7,450

TOTAL STOCKHOLDERS' EQUITY	$3,399,984	3,127,230

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007.

The financial information for the three months ended March 31, 2008 and 2007 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Acquisition

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) for approximately $322 million cash.  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included ownership in a 2,400 route mile fiber network.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

To finance the Madison River acquisition and pay all of Madison River’s existing debt, on March 29, 2007, we publicly issued $500 million of 6.0% Senior Notes, Series N, due 2017 and $250 million of 5.5% Senior Notes, Series O, due 2013.  We financed the remainder of these amounts from borrowings under our commercial paper program and cash on hand.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2008 and December 31, 2007 were composed of the following:

	March 31,	Dec. 31,
	2008	2007
	(Dollars in thousands)

Goodwill	$4,010,916	4,010,916

Intangible assets subject to amortization
Customer base
Gross carrying amount	$181,309	181,309
Accumulated amortization	(22,643)	(18,149)
Net carrying amount	$158,666	163,160

Intangible assets not subject to amortization	$42,750	42,750

Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2008 was $4.5 million and is expected to be $16.9 million in 2008, $16.5 million annually from 2009 through 2011 and $16.1 million in 2012.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months ended March 31, 2008 and 2007 included the following components:

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

Service cost	$1,255	1,718
Interest cost	4,974	5,018
Expected return on plan assets	(599)	(621)
Amortization of unrecognized actuarial loss	-	899
Amortization of unrecognized prior service cost	(651)	(505)
Net periodic postretirement benefit cost	$4,979	6,509

We contributed $3.2 million to our postretirement health care plan in the first quarter of 2008 and expect to contribute approximately $16.7 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan to provide certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our Supplemental Executive Retirement Plan, including (i) the freezing of future benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who is not currently in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution to be made in 2009.  We recorded a curtailment loss of approximately $580,000 in the first quarter of 2008 related to the above-described items.  In addition, depending upon the degree to which plan participants elect to receive lump sum distributions in full satisfaction of future plan obligations, during the second quarter of 2008 we could incur an additional one-time pre-tax charge of up to $10 million in connection with paying such benefit costs.

Net periodic pension expense for the three months ended March 31, 2008 and 2007 included the following components:

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

Service cost	$4,689	4,617
Interest cost	6,637	6,905
Expected return on plan assets	(8,749)	(9,049)
Curtailment loss	580	-
Net amortization and deferral	829	2,224
Net periodic pension expense	$3,986	4,697

The amount of the 2008 contribution to our pension plans will be determined based on a number of factors, including the results of the 2008 actuarial valuation.  At this time, the amount of the 2008 contribution is not known.  We may be required to contribute funds to our pension plan in the future if our actual return on plan assets is lower than our 8.25% expected return assumption.

(6)	Stock-based Compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  In late February 2008, the Compensation Committee approved that all long-term incentive grants for 2008 would be in the form of restricted stock instead of a mix of stock options and restricted stock as had been granted in recent years.  As of March 31, 2008, we had reserved approximately 5.9 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   During the first quarter of 2008, 296,515 shares of restricted stock were granted to employees at an average grant date fair value of $36.51 per share.  As of March 31, 2008, there were 1,018,948 shares of nonvested restricted stock outstanding at an average grant date fair value of $36.70 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first quarter of 2008, 19,400 options were granted with a weighted average grant date fair value of $9.11 per share.

As of March 31, 2008, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding	3,630,654	$36.78	6.42	$2,469,000
Exercisable	2,532,608	$34.12	5.42	$2,469,000

The total compensation cost for all share-based payment arrangements for the first quarters of 2008 and 2007 was $3.3 million and $4.2 million, respectively.  As of March 31, 2008, there was $37.7 million of total unrecognized compensation cost related to the share-based payment arrangements, which we expect to recognize over a weighted-average period of 3.3 years.

(7)	Business Segments

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

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

Voice	$220,480	211,896
Network access	208,698	211,399
Data	126,772	95,864
Fiber transport and CLEC	39,633	38,326
Other	53,031	43,370
Total operating revenues	$648,614	600,855

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

(8)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157, effective for us beginning January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements required or permitted under other accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets); Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable); and Level 3 (defined as unobservable inputs in which little or no market data exists).

As of March 31, 2008, we held certain assets that are required to be measured at fair value on a recurring basis, including certain marketable securities and life insurance contracts with cash surrender value.  The following table depicts those assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	March 31, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Marketable securities	$34,721	34,721	-	-
Cash surrender value of life insurance contracts	96,621	96,621	-	-
Total assets measured at fair value	$131,342	131,342	-	-

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $10 million and $9 million for the three months ended March 31, 2008 and 2007, respectively.

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

We received an aggregate of approximately $128 million during 2006 and 2007 from the redemption of our Rural Telephone Bank stock.  Some portion of those proceeds, while not estimable at this time, may under certain circumstances be subject to review, reduction or refund by regulatory authorities or judicial process, which in each case could have an adverse effect on our financial results.

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

(10)	Other Events

As announced by the Federal Communications Commission (“FCC”) in late March 2008, we were the successful bidder for 69 licenses in the FCC’s 700 megahertz ("MHz") spectrum auction.  The licenses, which overlap approximately 53 percent of our local exchange areas based on access lines served, were acquired at an average price per megahertz pop of $.70 and a total cost of $149 million.  In April 2008, we paid the $149 million bid price, net of our $25 million deposit paid in January 2008, substantially all of which was funded from borrowings from our five-year revolving credit facility and commercial paper program.

       Under the FCC rules, licenses will not formally be granted until the FCC completes its approval process and the 700 MHz spectrum will not be cleared for usage until early 2009.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.   For additional information on our revenue sources, see Note 7 to our financial statements included in Item 1 of Part I of this quarterly report.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to the loss of access lines and minutes of use.  To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless, and other additional services that may become available in the future due to advances in technology, spectrum sales or improvements in our infrastructure, (iii) provide our premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks, (vi) provide greater penetration of broadband services and (vii) market our products to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively adjust to changes in the communications industry; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and  hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2007.  You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared
to Three Months Ended March 31, 2007

Net income was $88.8 million and $77.9 million for the first quarter of 2008 and 2007, respectively.  Diluted earnings per share for the first quarter of 2008 and 2007 was $.83 and $.68, respectively.   The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases after March 31, 2007.

	Three months
	ended March 31,
	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$183,493	168,083
Interest expense	(50,122)	(46,961)
Other income (expense)	8,417	5,290
Income tax expense	(53,028)	(48,542)
Net income	$88,760	77,870

Basic earnings per share	$.84	.70

Diluted earnings per share	$.83	.68

Average basic shares outstanding	106,142	111,031

Average diluted shares outstanding	106,997	116,308

Operating income increased $15.4 million (9.2%) as a $47.8 million (7.9%) increase in operating revenues was partially offset by a $32.3 million (7.5%) increase in operating expenses.

Operating Revenues

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

Voice	$220,480	211,896
Network access	208,698	211,399
Data	126,772	95,864
Fiber transport and CLEC	39,633	38,326
Other	53,031	43,370
	$648,614	600,855

The $8.6 million (4.1%) increase in voice revenues is primarily due to $15.4 million contributed by the Madison River properties acquired April 30, 2007.  The remaining $6.8 million decrease is due to (i) a $5.3 million decrease due to a 5.8% decline in the average number of access lines (normalized for acquisitions) and (ii) a $1.4 million decline as a result of a decrease in revenues associated with extended area calling plans.

Access lines declined 27,400 (1.3%) during the first quarter of 2008 (inclusive of Madison River) compared to a decline of 23,900 (1.1%) during the first quarter of 2007.  We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on our anticipated results for recent sales and retention initiatives, we are targeting our access line loss to be between 4.5% and 6.0% for 2008.

Network access revenues decreased $2.7 million (1.3%) in the first quarter of 2008 primarily due to (i) a $7.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (ii) a $4.3 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; and (iii) a $2.8 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base.  Such decreases were partially offset by $12.0 million of revenues contributed by Madison River.  We believe that intrastate minutes will continue to decline in 2008, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $30.9 million (32.2%) substantially due to a $15.6 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and $13.4 million of revenues contributed by Madison River.

Fiber transport and CLEC revenues increased $1.3 million (3.4%), of which $1.7 million was contributed by Madison River.   Such increase was partially offset by an $888,000 decrease in our fiber transport revenues primarily due to customer disconnects.

       Other revenues increased $9.7 million (22.3%) primarily due to $5.3 million of revenues contributed by Madison River and a $3.6 million increase in directory revenues (primarily due to unfavorable prior year settlements in the first quarter of 2007).

Operating Expenses

	Three months
	ended March 31,
	2008	2007
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$237,812	213,531
Selling, general and administrative	91,625	91,457
Depreciation and amortization	135,684	127,784
	$465,121	432,772

Cost of services and products increased $24.3 million (11.4%) primarily due to $20.2 million of costs incurred by the Madison River properties and by a $2.7 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $168,000.  A $5.3 million increase due to costs incurred by Madison River and a $3.7 million increase in marketing expenses were offset by a $5.1 million decrease in operating taxes and a $3.3 million decrease in bad debt expense (most of which is attributable to a favorable settlement with another carrier in first quarter 2008).

Depreciation and amortization increased $7.9 million (6.2%) primarily due to $11.9 million of depreciation and amortization incurred by Madison River and a $3.1 million increase due to higher levels of plant in service.  Such increases were partially offset by a $7.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $3.2 million (6.7%) in the first quarter of 2008 compared to the first quarter of 2007 primarily due to a $4.0 million increase due to an increase in average debt outstanding (primarily caused by the March 2007 issuance of $750 million of senior notes used to fund the Madison River acquisition) which was partially offset by a $1.2 million reduction due to lower average interest rates.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $8.4 million for the first quarter of 2008 compared to $5.3 million for the first quarter of 2007.  Included in the first quarter of 2008 is a pre-tax gain of approximately $4.1 million from the sale of a nonoperating investment.  Our share of income from our 49% interest in a cellular partnership increased $1.4 million in first quarter 2008 compared to first quarter 2007.  Such increases were partially offset by a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.

Income Tax Expense

Our effective income tax rate was 37.4% and 38.4% for the three months ended March 31, 2008 and March 31, 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $230.2 million during the first three months of 2008 compared to $258.7 million during the first three months of 2007.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $77.5 million and $50.5 million for the three months ended March 31, 2008 and 2007, respectively.  Payments for property, plant and equipment were $5.9 million more in the first quarter of 2008 than in the comparable period during 2007.   Our budgeted capital expenditures for 2008 total approximately $300 million.

During the first quarter of 2008, we paid a $25 million deposit that allowed us to participate in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  In March 2008, the FCC announced that we were the winning bidder for 69 licenses at a total cost of approximately $149 million.  In April 2008, we paid the $149 million bid price, net of our prior $25 million deposit, substantially all of which was funded from borrowings under our five-year credit facility and commercial paper program.  Under FCC rules, licenses will not formally be granted until the FCC completes its approval process and the 700 MHz spectrum will not be cleared for usage until early 2009.

Net cash provided by (used in) financing activities was ($149.5) million during the first three months of 2008 compared to $529.9 million during the first three months of 2007.  In the first quarter of 2008, we paid our $240 million Series F Senior Notes at maturity using borrowings from our credit facility.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 2 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and ultimately were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River Communications Corp. (“Madison River”) ($322 million, subject to post-closing adjustments) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  We invested the cash proceeds from the Senior Notes offering in short-term cash equivalents prior to the acquisition of Madison River.

We repurchased 2.6 million shares (for $95.6 million) and 3.7 million shares (for $164.0 million) in the first quarters of 2008 and 2007, respectively.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” below for additional information concerning the termination of these derivatives.

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of March 31, 2008 and April 30, 2008, we had an aggregate of $175 million and $333 million, respectively, outstanding under our credit facility and commercial paper program.

OTHER MATTERS

Accounting for the Effects of Regulation

We currently account for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  While we continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, we believe that SFAS 71 still applies.  However, it is possible that changes in regulation or legislation or anticipated changes in competition or in the demand for our regulated services or products could result in our telephone operations not being subject to SFAS 71 in the future.  In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"),  "Regulated Enterprises  - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

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

At March 31, 2008, the fair value of our long-term debt was estimated to be $2.9 billion based on the overall weighted average rate of our debt of 6.4% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 64 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $101.3 million decrease in fair value of our long-term debt at March 31, 2008.  As of March 31, 2008, approximately 94% of our long-term and short-term debt obligations were fixed rate.

We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates.  From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates.  We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and will be amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of March 31, 2008, we had no derivative instruments outstanding.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of March 31, 2008.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2008.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  During the prior fiscal quarter, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 9 to the financial statements included in Part I, Item 1, of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

        In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board. The following table reflects the repurchases of our common stock under this program during the first quarter of 2008.  All of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares (or
			Purchased as	Units) that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs*

January 1 - January 31, 2008	1,236,038	$37.09	1,236,038	$545,652,557
February 1 – February 29, 2008	1,131,057	$36.63	1,131,057	$504,221,727
March 1 – March 31, 2008	177,900	$37.25	177,900	$497,594,478
Total	2,544,995	$36.90	2,544,995	$497,594,478
_________________________
*  Discretionary authority to purchase under this program runs through September 30, 2009.

* * * * * * * *

In addition to the above repurchases, we also withheld 48,258 shares of stock at an average price of $34.58 per share to pay taxes due upon vesting of restricted stock for certain of our employees in February 2008.

Since 1999, we have registered under the Securities Act of 1933 our obligations to pay deferred compensation to certain of our officers under our Supplemental Dollars and Sense Plan.  During the first quarter of 2008, we issued an aggregate of approximately $362,000 of these obligations that were privately placed under Section 4(2) of the Securities Act of 1933.  A successor registration statement on Form S-8 was filed on April 9, 2008 to register future issuances under the Plan.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

	10.1(b)	First Amendment to the CenturyTel Union 401(K) Plan, as amended and restated effective December 31, 2006.

	10.1(c)	Amendment No. 1 to the CenturyTel Retirement Plan, dated as of April 2, 2007.

	10.2	Form of Restricted Stock Agreement, pursuant to the 2005 Management Incentive Compensation Plan and dated as of February 21, 2008, entered into between CenturyTel and its executive officers.

	10.4	Amended and Restated CenturyTel, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008.

	11	Computations of Earnings Per Share.

	31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed February 14, 2008:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits. News release announcing fourth quarter 2007 operating results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: May 7, 2008	/s/ Neil A. Sweasy

Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)