Form 10-Q
period 2008-06-30
CENTURYTEL INC
filed 2008-08-01
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X]

As of July 28, 2008, there were 102,350,645 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

			Page No.
Part I.	Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Six Months
	Ended June 30, 2008 and 2007		3

	Consolidated Statements of Comprehensive Income--
	Three Months and Six Months Ended June 30, 2008 and 2007		4

	Consolidated Balance Sheets--June 30, 2008 and
	December 31, 2007		5

	Consolidated Statements of Cash Flows--
	Six Months Ended June 30, 2008 and 2007		6

	Consolidated Statements of Stockholders' Equity--
	Six Months Ended June 30, 2008 and 2007		7

	Notes to Consolidated Financial Statements*		8-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-22

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

	Item 4.	Controls and Procedures	24

Part II.	Other Information:

	Item 1.	Legal Proceedings	25

	Item 1A.	Risk Factors	25

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

	Item 4.	Submission of Matters to a Vote of Security Holders	26-27

	Item 6.	Exhibits and Reports on Form 8-K	27

Signature			28

______________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars, except per share amounts,
	and shares in thousands)

OPERATING REVENUES	$658,106	689,991	1,306,720	1,290,846

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	239,626	226,388	477,438	439,919
Selling, general and administrative	106,836	97,456	198,461	188,913
Depreciation and amortization	130,954	134,311	266,638	262,095
Total operating expenses	477,416	458,155	942,537	890,927

OPERATING INCOME	180,690	231,836	364,183	399,919

OTHER INCOME (EXPENSE)
Interest expense	(49,166)	(57,667)	(99,288)	(104,628)
Other income (expense)	12,907	8,080	21,324	13,370
Total other income (expense)	(36,259)	(49,587)	(77,964)	(91,258)

INCOME BEFORE INCOME TAX EXPENSE	144,431	182,249	286,219	308,661
Income tax expense	52,264	69,984	105,292	118,526

NET INCOME	$92,167	112,265	180,927	190,135

BASIC EARNINGS PER SHARE	$.89	1.03	1.72	1.73

DILUTED EARNINGS PER SHARE	$.88	1.00	1.71	1.67

DIVIDENDS PER COMMON SHARE	$.0675	.065	.135	.13
AVERAGE BASIC SHARES OUTSTANDING	103,644	108,405	104,893	109,718
AVERAGE DILUTED SHARES OUTSTANDING	104,273	113,721	105,635	115,015

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

NET INCOME	$92,167	112,265	180,927	190,135

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Marketable securities:
Unrealized holding gain (loss), net of $193, $355, ($332) and $304 tax	310	570	(533)	488
Reclassification adjustment for gain included in net income, net of ($1,730) and ($1,730) tax	(2,776)	-	(2,776)	-
Derivative instruments:
Net gains on derivatives hedging the variability of cash flows, net of $294 tax	-	-	-	471
Reclassification adjustment for losses included in net income, net of $67, $61, $134 and $120 tax	107	99	214	193
Defined benefit pension and postretirement plans, net of ($822), $6,471, ($754) and $7,404 tax	(1,319)	10,382	(1,209)	11,879
Net change in other comprehensive income (loss), net of tax	(3,678)	11,051	(4,304)	13,031

COMPREHENSIVE INCOME	$88,489	123,316	176,623	203,166

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$63,900	34,402
Accounts receivable, less allowance of $15,163 and $20,361	232,501	223,027
Materials and supplies, at average cost	8,783	8,558
Other	26,132	26,412
Total current assets	331,316	292,399

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,751,414	8,666,106
Accumulated depreciation	(5,783,574)	(5,557,730)
Net property, plant and equipment	2,967,840	3,108,376

GOODWILL AND OTHER ASSETS
Goodwill	4,010,027	4,010,916
Other	858,881	772,862
Total goodwill and other assets	4,868,908	4,783,778

TOTAL ASSETS	$8,168,064	8,184,553

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$45,344	279,898
Accounts payable	114,762	120,381
Accrued expenses and other liabilities
Salaries and benefits	95,847	64,380
Income taxes	12,735	54,233
Other taxes	56,088	48,961
Interest	74,442	80,103
Other	29,838	30,942
Advance billings and customer deposits	61,062	57,637
Total current liabilities	490,118	736,535

LONG-TERM DEBT	3,016,243	2,734,357

DEFERRED CREDITS AND OTHER LIABILITIES	1,286,666	1,304,456

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares,
issued and outstanding 103,677,471 and 108,491,736 shares	103,677	108,492
Paid-in capital	16,317	91,147
Accumulated other comprehensive loss, net of tax	(47,011)	(42,707)
Retained earnings	3,301,180	3,245,302
Preferred stock - non-redeemable	874	6,971
Total stockholders’ equity	3,375,037	3,409,205
TOTAL LIABILITIES AND EQUITY	$8,168,064	8,184,553

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months
	ended June 30,
	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$180,927	190,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	266,638	262,095
Gain on asset disposition and liquidation of marketable securities	(8,641)	-
Deferred income taxes	13,425	30,005
Share-based compensation	7,551	10,348
Income from unconsolidated cellular entity	(8,695)	(6,530)
Distributions from unconsolidated cellular entity	11,918	-
Changes in current assets and current liabilities:
Accounts receivable	(9,615)	24,316
Accounts payable	(6,281)	1,106
Accrued income and other taxes	(32,629)	27,071
Other current assets and other current liabilities, net	(8,501)	18,342
Retirement benefits	18,202	14,647
Excess tax benefits from share-based compensation	(74)	(6,312)
Decrease in other noncurrent assets	2,254	3,653
Decrease in other noncurrent liabilities	(5,479)	(11,667)
Other, net	5,987	816
Net cash provided by operating activities	426,987	558,025

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	-	(307,424)
Payments for property, plant and equipment	(114,398)	(106,856)
Purchase of wireless spectrum	(148,964)	-
Proceeds from liquidation of marketable securities	34,945	-
Proceeds from sale of nonoperating investment	4,209	-
Other, net	(1,870)	1,523
Net cash used in investing activities	(226,078)	(412,757)

FINANCING ACTIVITIES
Payments of debt	(250,225)	(667,132)
Net proceeds from issuance of long-term debt	275,000	741,840
Net proceeds from the issuance of short-term debt	-	64,000
Proceeds from issuance of common stock	6,047	42,292
Repurchase of common stock	(209,688)	(302,033)
Net proceeds from settlement of hedges	20,745	-
Cash dividends	(14,346)	(14,480)
Excess tax benefits from share-based compensation	74	6,312
Other, net	982	1,790
Net cash used in financing activities	(171,411)	(127,411)

Net increase in cash and cash equivalents	29,498	17,857
Cash and cash equivalents at beginning of period	34,402	25,668

Cash and cash equivalents at end of period	$63,900	43,525

Supplemental cash flow information:
Income taxes paid	$136,062	72,928
Interest paid (net of capitalized interest of $1,406 and $522)	$103,543	96,227

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months
	ended June 30,
	2008	2007
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$108,492	113,254
Issuance of common stock through dividend reinvestment, incentive and benefit plans	805	1,552
Repurchase of common stock	(5,952)	(6,606)
Conversion of preferred stock into common stock	332	1
Balance at end of period	103,677	108,201

PAID-IN CAPITAL
Balance at beginning of period	91,147	24,256
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5,242	40,740
Repurchase of common stock	(93,033)	-
Conversion of preferred stock into common stock	5,765	10
Excess tax benefits from share-based compensation	74	6,312
Share-based compensation and other	7,122	10,348
Balance at end of period	16,317	81,666

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(42,707)	(104,942)
Change in other comprehensive loss (net of reclassification adjustment), net of tax	(4,304)	13,031
Balance at end of period	(47,011)	(91,911)

RETAINED EARNINGS
Balance at beginning of period	3,245,302	3,150,933
Net income	180,927	190,135
Repurchase of common stock	(110,703)	(295,427)
Cumulative effect of adoption of FIN 48	-	478
Cash dividends declared
Common stock - $.135 and $.13 per share, respectively	(14,172)	(14,294)
Preferred stock	(174)	(186)
Balance at end of period	3,301,180	3,031,639

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	6,971	7,450
Conversion of preferred stock into common stock	(6,097)	(11)
Balance at end of period	874	7,439

TOTAL STOCKHOLDERS' EQUITY	$3,375,037	3,137,034

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

The financial information for the three months and six months ended June 30, 2008 and 2007 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein.  The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2008 and December 31, 2007 were composed of the following:

	June 30,	Dec. 31,
	2008	2007
	(Dollars in thousands)

Goodwill	$4,010,027	4,010,916

Intangible assets subject to amortization
Customer base
Gross carrying amount	$181,309	181,309
Accumulated amortization	(26,771)	(18,149)
Net carrying amount	$154,538	163,160

Intangible assets not subject to amortization	$42,750	42,750

Total amortization expense related to the intangible assets subject to amortization for the first six months of 2008 was $8.6 million and is expected to be $16.9 million in 2008, $16.5 million annually from 2009 through 2011 and $16.1 million in 2012.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2008 and 2007 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,238	1,732	2,493	3,450
Interest cost	4,828	5,039	9,802	10,057
Expected return on plan assets	(581)	(620)	(1,180)	(1,241)
Amortization of unrecognized actuarial loss	-	899	-	1,798
Amortization of unrecognized prior service cost	(651)	(505)	(1,302)	(1,010)
Net periodic postretirement benefit cost	$4,834	6,545	9,813	13,054

We contributed $6.4 million to our postretirement health care plan in the first six months of 2008 and expect to contribute approximately $16.7 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan (“SERP”) to provide certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our SERP, including (i) the freezing of additional benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits.  Because of the elimination of future benefit accruals, we also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who is not currently in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution to be made in 2009.  We recorded a curtailment loss of approximately $8.2 million in the first six months of 2008 related to the above-described items.  In anticipation of making the lump sum distributions in early 2009, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  We also expect to record a one-time settlement charge in the first quarter of 2009 of approximately $8 million in connection with the lump sum distributions to be made in early 2009.  See Part I, Item 2 of this report for additional information.

Net periodic pension expense for the three months and six months ended June 30, 2008 and 2007 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$4,070	4,609	8,759	9,226
Interest cost	6,580	7,071	13,217	13,976
Expected return on plan assets	(7,946)	(9,170)	(16,695)	(18,219)
Curtailment loss	7,655	-	8,235	-
Net amortization and deferral	759	1,592	1,588	3,816
Net periodic pension expense	$11,118	4,102	15,104	8,799

The amount of the 2008 contribution to our pension plans will be determined based on a number of factors, including the results of the 2008 actuarial valuation.  At this time, the amount of our 2008 contribution is not known.  Should our actual return on plan assets be lower than our 8.25% expected return assumption, our net periodic pension expense may increase and we may be required to contribute additional funds to our pension plan in the future.

(6)	Stock-based Compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  In late February 2008, the Compensation Committee authorized all long-term incentive grants for 2008 to be in the form of restricted stock instead of a mix of stock options and restricted stock as had been granted in recent years.  As of June 30, 2008, we had reserved approximately 5.5 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   During the first six months of 2008, 624,747 shares of restricted stock were granted to certain employees and our outside directors at an average grant date fair value of $34.79 per share.  As of June 30, 2008, there were 1,287,430 shares of nonvested restricted stock outstanding at an average grant date fair value of $35.64 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first six months of 2008, 25,700 options were granted with a weighted average grant date fair value of $8.85 per share.

As of June 30, 2008, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value
Outstanding	3,581,891	$36.76	6.2	$5,881,000
Exercisable	2,633,831	$34.70	5.4	$5,834,000

Under SFAS 123R, we recognize the compensation cost of our share-based awards proportionately over the requisite service period.  The total compensation cost for all share-based payment arrangements for the first six months of 2008 and 2007 was $7.6 million and $10.3 million, respectively.  As of June 30, 2008, there was $43.6 million of total unrecognized compensation cost related to the share-based payment arrangements, which we expect to recognize over a weighted-average period of 3.5 years.

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

	Three months		Six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Voice	$219,901	222,677	440,381	434,573
Network access	207,904	266,202	416,602	477,601
Data	131,060	108,206	257,832	204,070
Fiber transport and CLEC	43,166	40,714	82,799	79,040
Other	56,075	52,192	109,106	95,562
Total operating revenues	$658,106	689,991	1,306,720	1,290,846

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

As of June 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis, including life insurance contracts with cash surrender value.  The following table depicts those assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	June 30, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$96,297	96,297	-	-
Total assets measured at fair value	$96,297	96,297	-	-

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $20 million for both the six months ended June 30, 2008 and 2007.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on the above pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and, upon adoption, will require us to recast our previously reported earnings per share.  We expect the adoption of this pronouncement to slightly reduce our earnings per share from that previously reported.

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

As announced by the Federal Communications Commission (“FCC”) in late March 2008, we were the successful bidder for 69 licenses in the FCC’s 700 megahertz (“MHz”) spectrum auction.  The licenses, which overlap approximately 53 percent of our local exchange areas based on access lines served, were acquired at an average price per MHz pop of $.70 and a total cost of $149 million.  In April 2008, we paid the $149 million bid price, net of our $25 million deposit paid in January 2008, substantially all of which was funded from borrowings from our five-year revolving credit facility and commercial paper program.  Under the FCC rules, licenses will not formally be granted until the FCC completes its approval process and the 700 MHz spectrum will not be cleared for usage until early 2009.

In June 2008, we announced that our Board of Directors determined to (i) increase our annual cash dividend to $2.80 from $.27 per share, (ii) declare a one-time dividend of $.6325 per share, payable on July 21, 2008, to shareholders of record on July 7, 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate and (iii) accelerate purchases under our current $750 million share repurchase program to target completion of the remaining balance ($383.6 million as of June 30, 2008) by year end 2008 or early 2009.  See Liquidity and Capital Resources for additional information on these initiatives and their impact on our leverage levels and credit ratings, and Part II, Item 2 for additional information on our share repurchase program.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

As further discussed in Note 5, during the first six months of 2008, we recognized an $8.2 million curtailment loss (reflected in selling, general and administrative expense) in connection with amending our Supplemental Executive Retirement Plan (“SERP”).  We also recognized a $4.5 million pre-tax gain (reflected in other income (expense)) upon liquidation of our investments in marketable securities in the SERP trust in the second quarter of 2008.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

During the second quarter of 2007, we recognized approximately $49.0 million of network access revenues in connection with the settlement of a dispute with a carrier.

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

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry; our ability to effectively adjust to changes in the communications industry; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and  hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies;our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business and our plans are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2007, as updated and supplemented by our subsequent SEC reports, including Item 1A to this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared
to Three Months Ended June 30, 2007

Net income was $92.2 million and $112.3 million for the second quarter of 2008 and 2007, respectively.  Diluted earnings per share for the second quarter of 2008 and 2007 was $.88 and $1.00, respectively.   We recorded a $49.0 million one-time increase to operating revenues in second quarter 2007 ($.27 per share) upon settlement of a dispute with a carrier.  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred after June 30, 2007.

Results of operations for the three months ended June 30, 2007 include only two months of operations from our Madison River properties acquired April 30, 2007.

	Three months
	ended June 30,
	2008	2007
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$180,690	231,836
Interest expense	(49,166)	(57,667)
Other income (expense)	12,907	8,080
Income tax expense	(52,264)	(69,984)
Net income	$92,167	112,265

Basic earnings per share	$.89	1.03

Diluted earnings per share	$.88	1.00

Average basic shares outstanding	103,644	108,405

Average diluted shares outstanding	104,273	113,721

Operating income decreased $51.1 million (22.1%) due to a $31.9 million (4.6%) decrease in operating revenues and a $19.3 million (4.2%) increase in operating expenses.

Operating Revenues

	Three months
	ended June 30,
	2008	2007
	(Dollars in thousands)

Voice	$219,901	222,677
Network access	207,904	266,202
Data	131,060	108,206
Fiber transport and CLEC	43,166	40,714
Other	56,075	52,192
	$658,106	689,991

The $2.8 million (1.2%) decrease in voice revenues was attributable to (i) a $5.4 million decrease due to a 5.9% decline in the average number of access lines (exclusive of our Madison River properties) and (ii) a $1.7 million decline as a result of a decrease in revenues associated with extended area calling plans.  Such decrease was partially offset by an additional $4.4 million in revenues contributed by the Madison River properties acquired April 30, 2007.

Access lines declined 30,600 (1.5%) during the second quarter of 2008 (inclusive of Madison River) compared to a decline of 29,300 (1.4%) during the second quarter of 2007 (exclusive of Madison River).  We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on our anticipated results for recent sales and retention initiatives, we are targeting our access line loss to be between 5.0% and 6.0% for 2008.

Network access revenues decreased $58.3 million (21.9%) in the second quarter of 2008 primarily due to (i) the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier;  (ii) a $6.8 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (iii) a $3.9 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; and (iv) a $3.8 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base.   Such decreases were partially offset by $3.0 million of additional revenues contributed by Madison River.  We believe that intrastate minutes will continue to decline in 2008, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $22.9 million (21.1%) substantially due to a $14.0 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and $5.2 million of additional revenues contributed by Madison River.

Fiber transport and CLEC revenues increased $2.5 million (6.0%), of which $1.4 million was due to the resolution of a dispute with a carrier.

Other revenues increased $3.9 million (7.4%) primarily due to $2.4 million of additional revenues contributed by Madison River and a $1.3 million increase in nonrecurring revenues due to prior year settlements.

Operating Expenses

	Three months
	ended June 30,
	2008	2007
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$239,626	226,388
Selling, general and administrative	106,836	97,456
Depreciation and amortization	130,954	134,311
	$477,416	458,155

Cost of services and products increased $13.2 million (5.8%) primarily due to $7.1 million of additional costs incurred by the Madison River properties, a $4.1 million increase due to a one-time reimbursement of costs received from our satellite television service provider in the second quarter of 2007 in connection with the change in our arrangement as mentioned above, and a $2.5 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $9.4 million (9.6%) due to (i) a $7.7 million increase in expenses due to the curtailment loss associated with our SERP, (ii) a $4.4 million increase in marketing expenses and (iii) a $1.6 million increase due to additional costs incurred by Madison River.  Such increases were partially offset by a $3.1 million decrease in salaries, wages and benefits.

Depreciation and amortization decreased $3.4 million (2.5%) primarily due to an $11.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by a $4.6 million increase due to higher levels of plant in service and $4.4 million of additional depreciation and amortization incurred by Madison River.

Interest Expense

Interest expense decreased $8.5 million (14.7%) in the second quarter of 2008 compared to the second quarter of 2007 primarily due to a $5.0 million decrease due to lower average interest rates and a $3.8 million decrease due to a decrease in average debt outstanding.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $12.9 million for the second quarter of 2008 compared to $8.1 million for the second quarter of 2007.  This increase was primarily due to a $4.5 million gain realized upon liquidation of our investments in marketable securities in our SERP trust.

Income Tax Expense

Our effective income tax rate was 36.2% and 38.4% for the three months ended June 30, 2008 and 2007, respectively.   We recorded a tax benefit of approximately $1.8 million in the second quarter of 2008 due to the resolution of certain income tax audit issues.

Six Months Ended June 30, 2008 Compared
to Six Months Ended June 30, 2007

Net income was $180.9 million and $190.1 million for the first six months of 2008 and 2007, respectively.  Diluted earnings per share for the first six months of 2008 and 2007 was $1.71 and $1.67, respectively.  We recorded a $49.0 million one-time increase to operating revenues in 2007 ($.26 per share) upon settlement of a dispute with a carrier. The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred since the beginning of 2007.

Results of operations for the six months ended June 30, 2007 include only two months of operations from our Madison River properties acquired April 30, 2007.

	Six months
	ended June 30,
	2008	2007
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$364,183	399,919
Interest expense	(99,288)	(104,628)
Other income (expense)	21,324	13,370
Income tax expense	(105,292)	(118,526)
Net income	$180,927	190,135

Basic earnings per share	$1.72	1.73

Diluted earnings per share	$1.71	1.67

Average basic shares outstanding	104,893	109,718

Average diluted shares outstanding	105,635	115,015

Operating income decreased $35.7 million (8.9%) as a $15.9 million (1.2%) increase in operating revenues was more than offset by a $51.6 million (5.8%) increase in operating expenses.

Operating Revenues

	Six months
	ended June 30,
	2008	2007
	(Dollars in thousands)

Voice	$440,381	434,573
Network access	416,602	477,601
Data	257,832	204,070
Fiber transport and CLEC	82,799	79,040
Other	109,106	95,562
	$1,306,720	1,290,846

The $5.8 million (1.3%) increase in voice revenues is primarily due to $19.8 million of additional revenues contributed by the Madison River properties acquired April 30, 2007.  The remaining $14.0 million decrease is due to (i) a $10.7 million decrease due to a 5.8% decline in the average number of access lines (exclusive of our Madison River properties) and (ii) a $3.2 million decline as a result of a decrease in revenues associated with extended area calling plans.

Access lines declined 58,000 (2.7%) during the first six months of 2008 (inclusive of Madison River) compared to a decline of 53,200 (2.5%) during the first six months of 2007 (exclusive of Madison River).  We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  Based on our anticipated results for recent sales and retention initiatives, we are targeting our access line loss to be between 5.0% and 6.0% for 2008.

Network access revenues decreased $61.0 million (12.8%) in the first six months of 2008 primarily due to (i) the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier;  (ii) a $14.0 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (iii) an $8.2 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients; and (iv) a $6.5 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base.   Such decreases were partially offset by $15.0 million of additional revenues contributed by Madison River.  We believe that intrastate minutes will continue to decline in 2008, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $53.8 million (26.3%) substantially due to a $29.6 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and $18.6 million of additional revenues contributed by Madison River.

Fiber transport and CLEC revenues increased $3.8 million (4.8%), due to $2.2 million of additional revenues contributed by Madison River and a $2.8 million increase due to the resolution of a dispute with a carrier.

Other revenues increased $13.5 million (14.2%) primarily due to $7.6 million of additional revenues contributed by Madison River, a $3.9 million increase in directory revenues (primarily due to unfavorable prior year settlements in 2007) and a $1.3 million increase in nonrecurring revenues due to prior year settlements.

Operating Expenses

	Six months
	ended June 30,
	2008	2007
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$477,438	439,919
Selling, general and administrative	198,461	188,913
Depreciation and amortization	266,638	262,095
	$942,537	890,927

Cost of services and products increased $37.5 million (8.5%) primarily due to $27.4 million of additional costs incurred by the Madison River properties, a $5.4 million increase in DSL-related expenses due to growth in the number of DSL customers and a $4.1 million increase due to a one-time reimbursement of costs received from our satellite television service provider in the second quarter of 2007 in connection with the change in our arrangement, as mentioned above.

Selling, general and administrative expenses increased $9.5 million (5.1%) due to (i) an $8.2 million increase due to expenses related to the curtailment loss associated with our SERP, (ii) an $8.2 million increase in marketing expenses, and (iii) $6.9 million of additional costs incurred by Madison River.  Such increases were partially offset by (i) a $4.4 million decrease in operating taxes, (ii) a $4.1 million decrease in bad debt expense (most of which is attributable to a favorable settlement with a carrier in first quarter 2008) and (iii) a $2.9 million decrease in salaries, wages and benefits.

Depreciation and amortization increased $4.5 million (1.7%) primarily due to $16.3 million of additional depreciation and amortization incurred by Madison River and a $6.9 million increase due to higher levels of plant in service.  Such increases were partially offset by an $18.4 million reduction in depreciation expense due to certain assets becoming fully depreciated.

Interest Expense

Interest expense decreased $5.3 million (5.1%) in the first six months of 2008 compared to the first six months of 2007.  A $7.8 million decrease due to lower average interest rates was partially offset by a $2.2 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition).

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $21.3 million for the first six months of 2008 compared to $13.4 million for the first six months of 2007.  Included in 2008 income is a pre-tax gain of approximately $4.1 million from the sale of a nonoperating investment and a $4.5 million gain realized upon liquidation of our investments in marketable securities in our SERP trust.  Also included in 2008 is a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments.  Our share of income from our 49% interest in a cellular partnership increased $2.2 million in the first six months of 2008 compared to 2007.

Income Tax Expense

The effective income tax rate was 36.8% and 38.4% for the six months ended June 30, 2008 and 2007, respectively.   We recorded a tax benefit of approximately $1.8 million in the first six months of 2008 due to the resolution of certain income tax audit issues.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $427.0 million during the first six months of 2008 compared to $558.0 million during the first six months of 2007.  Payments for income taxes aggregated $136.1 million and $72.9 million in the first six months of 2008 and 2007, respectively.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $226.1 million and $412.8 million for the six months ended June 30, 2008 and 2007, respectively.  We used $307.4 million of cash (net of cash acquired) to purchase Madison River Communications Corp. (“Madison River”) on April 30, 2007 (see below and Note 2 for additional information).  Payments for property, plant and equipment were $7.5 million more in the first six months of 2008 than in the comparable period during 2007.   Our budgeted capital expenditures for 2008 total approximately $300 million.

During the first six months of 2008, we paid an aggregate of approximately $149 million for 69 licenses in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  We funded substantially all of such amount from borrowings under our five-year credit facility and commercial paper program.  Under FCC rules, licenses will not formally be granted until the FCC completes its approval process and the 700 MHz spectrum will not be cleared for usage until early 2009.  We still are in the planning stages regarding use of this spectrum, however, we are leaning toward an LTE-based deployment.  Given that this equipment is not expected to be commercially available until late 2009 or early 2010, we do not expect any material impact on our capital and operating budgets in 2008 or 2009.

In anticipation of making lump sum distributions to certain participants of our SERP in early 2009, we liquidated our investments in marketable securities in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents by $34.9 million.   We expect the lump sum distributions to be paid in early 2009 will aggregate approximately $37 million.

Net cash used in financing activities was $171.4 million during the first six months of 2008 compared to $127.4 million during the first six months of 2007.  In the first quarter of 2008, we paid our $240 million Series F Senior Notes at maturity using borrowings from our credit facility.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 2 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and ultimately were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).

We repurchased 6.0 million shares (for $209.7 million) and 6.6 million shares (for $302.0 million) in the first six months of 2008 and 2007, respectively.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” below for additional information concerning the termination of these derivatives.

In June 2008, we announced that our Board of Directors determined to (i) increase our annual cash dividend to $2.80 from $.27 per share, (ii) declare a one-time dividend of $.6325 per share, payable on July 21, 2008, to shareholders of record on July 7, 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate and (iii) accelerate purchases under our current $750 million share repurchase program to target completion of the remaining balance ($383.6 million as of June 30, 2008) by year end 2008 or early 2009.  See Part II, Item 2 of this report for more information.  Upon completion of the current share repurchase program, we expect to utilize additional share repurchase programs, together with the possibility of additional dividend increases, to continue to return substantially all of our free cash flow to shareholders.  The increased dividend payout and accelerated completion of the current repurchase program will result in us incurring additional leverage.

In connection with our announcement regarding the above, our long-term debt rating was decreased to BBB- by Standards & Poor’s.  Moody’s Investors Services, which currently rates our debt Baa2, indicated our debt rating is currently under review for a possible downgrade to Baa3.

We have available a five-year, $750 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of June 30, 2008, we had an aggregate of $275 million outstanding under our credit facility.  We believe we have several options for repaying this debt, including additional short-term borrowings or the issuance of long-term debt securities.

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

Over the past several years, each of the Federal Communications Commission, Universal Service Administrative Company and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal Universal Service Fund (“USF”).  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and none of the audits completed to date has identified any material issues regarding our participation in the USF program.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.  We have complied with and are continuing to respond to all requests for information.

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

At June 30, 2008, the fair value of our long-term debt was estimated to be $3.0 billion based on the overall weighted average rate of our debt of 6.3% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 63 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $106.0 million decrease in fair value of our long-term debt at June 30, 2008.  As of June 30, 2008, approximately 91% of our long-term and short-term debt obligations were fixed rate.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and will be amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of June 30, 2008, we had no derivative instruments outstanding.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of June 30, 2008.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of June 30, 2008.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  During the prior fiscal quarter, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 9 to the financial statements included in Part I, Item 1, of this report.

Item 1A.	Risk Factors.

We cannot assure you that we will be able to continue paying dividends at our current rate.

Despite our dividend policy, our shareholders may not receive dividends in the future for reasons that may include any of the following factors:

•       we may not have enough cash to pay dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•       while the dividend policy adopted by our board of directors contemplates the distribution of a substantial portion of our cash available to pay dividends, our board could modify or revoke this policy at any time;

•       even if our dividend policy is not modified or revoked, the actual amount of dividends distributed under the policy and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

•       the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

•       the amount of dividends that we may distribute is subject to restrictions under Louisiana law.

Our common shareholders should be aware that they have no contractual or other legal right to dividends.

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operation, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board. The following table reflects the repurchases of our common stock under this program during the second quarter of 2008.  All of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased as	that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

April 1 – April 30, 2008	1,120,736	$31.84	1,120,736	$461,906,924
May 1 – May 31, 2008	1,344,300	$34.98	1,344,300	$414,884,810
June 1 – June 30, 2008	893,400	$35.02	893,400	$383,600,194
Total	3,358,436	$33.94	3,358,436

*   *   *   *   *   *   *   *   *   *   *

In June 2008, we announced our intention of purchasing the remaining amount outstanding under our $750 million share repurchase program by year end 2008 or early 2009, subject to changes in our cash requirements, possible legal restrictions and the other factors described in the press release filed as an exhibit to our Current Report on Form 8-K filed June 24, 2008.

In addition to the above repurchases, we also withheld 128 shares of stock at an average price of $35.27 per share to pay taxes due upon vesting of restricted stock for certain of our employees in May 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders on May 8, 2008, the shareholders elected four Class II directors to serve until the 2011 annual meeting of shareholders and until their successors are duly elected and qualified.

 The following number of votes were cast for or were withheld from the following nominees:

Class II Nominees	For	Withheld

Virginia Boulet	130,680,381	6,250,754
Calvin Czeschin	130,196,574	6,734,561
James B. Gardner	125,492,658	11,438,477
Gregory J. McCray	131,694,137	5,236,998

The Class I and Class III directors whose terms continued after the meeting are:

Class I	Class III

Williams R. Boles, Jr.	Fred R. Nichols
W. Bruce Hanks	Harvey P. Perry
C.G. Melville, Jr.	Jim D. Reppond
Glen F. Post, III	Joseph R. Zimmel

The following represents the votes cast by the shareholders to ratify the appointment of KPMG LLP as our independent auditor for 2008:

For                           131,616,936
Against                      4,300,104
Abstain                      1,014,095

The following represents the votes cast by the shareholders for the proposal regarding executive compensation:

For                             59,449,695
Against                     66,718,039
Abstain                       2,926,249
Broker non-votes      7,837,152

For additional information on each of these matters voted upon, see our proxy statement dated March 20, 2008.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

B.	Reports on Form 8-K

The following items were reported in the Form 8-K filed April 7, 2008:

Items 8.01 and 9.01 – Other Events and Financial Statements and Exhibits.  Press release announcing that we were the successful bidder for 69 licenses in the Federal Communications Commission's recently completed 700 megahertz (MHz) spectrum auction.

The following items were reported in the Form 8-K filed May 1, 2008:

Items 2.02 and 9.01 - Results of Operations and Financial Condition and Financial Statements and Exhibits.  News release announcing first quarter 2008 operating results.

The following items were reported in the Form 8-K filed June 24, 2008:

Items 2.02, 8.01 and 9.01 - Results of Operations and Financial Condition, Other Event and Financial Statements and Exhibits.  News release announcing (i) an increase of our annual dividends to $2.80 per share, (ii) a one-time dividend of $.6325 per share payable on July 21, 2008 and (iii) our intention to accelerate purchases under our current share repurchase program.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: August 1, 2008	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)