Form 10-Q
period 2008-09-30
CENTURYTEL INC
filed 2008-10-31
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

As of October 29, 2008, there were 100,138,412 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

			Page No.
Part I.	Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Nine Months
	Ended September 30, 2008 and 2007		3

	Consolidated Statements of Comprehensive Income--
	Three Months and Nine Months Ended September 30, 2008 and 2007		4

	Consolidated Balance Sheets--September 30, 2008 and
	December 31, 2007		5

	Consolidated Statements of Cash Flows--
	Nine Months Ended September 30, 2008 and 2007		6

	Consolidated Statements of Stockholders' Equity--
	Nine Months Ended September 30, 2008 and 2007		7

	Notes to Consolidated Financial Statements*		8-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.	Other Information:

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

	Item 6.	Exhibits and Reports on Form 8-K	27-28

Signature			29

______________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$650,073	708,833	1,956,793	1,999,679

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	242,243	246,430	719,681	686,349
Selling, general and administrative	98,751	101,612	297,212	290,525
Depreciation and amortization	128,352	136,606	394,990	398,701
Total operating expenses	469,346	484,648	1,411,883	1,375,575

OPERATING INCOME	180,727	224,185	544,910	624,104

OTHER INCOME (EXPENSE)
Interest expense	(49,483)	(55,176)	(148,771)	(159,804)
Other income (expense)	4,113	14,761	25,437	28,131
Total other income (expense)	(45,370)	(40,415)	(123,334)	(131,673)

INCOME BEFORE INCOME TAX EXPENSE	135,357	183,770	421,576	492,431
Income tax expense	50,624	70,568	155,916	189,094

NET INCOME	$84,733	113,202	265,660	303,337

BASIC EARNINGS PER SHARE	$.84	1.04	2.57	2.77

DILUTED EARNINGS PER SHARE	$.84	1.01	2.55	2.68

DIVIDENDS PER COMMON SHARE	$1.3325	.065	1.4675	.195
AVERAGE BASIC SHARES OUTSTANDING	100,402	108,996	103,396	109,478
AVERAGE DILUTED SHARES OUTSTANDING	100,988	112,229	104,086	114,086

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

NET INCOME	$84,733	113,202	265,660	303,337

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Marketable securities:
Unrealized gain (loss) on investments, net of $322, ($332) and $626 tax	-	516	(533)	1,004
Reclassification adjustment for gain included in net income, net of ($1,730) tax	-	-	(2,776)	-
Derivative instruments:
Net gain on derivatives hedging the variability of cash flows, net of $294 tax	-	-	-	471
Reclassification adjustment for losses included in net income, net of $67, $67, $200 and $187 tax	107	107	321	300
Defined benefit pension and postretirement plans, net of $91, $1,683, ($662) and $9,087 tax	147	2,698	(1,062)	14,577
Net change in other comprehensive income (loss), net of tax	254	3,321	(4,050)	16,352

COMPREHENSIVE INCOME	$84,987	116,523	261,610	319,689

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$258,957	34,402
Accounts receivable, less allowance of $15,429 and $20,361	214,012	223,027
Materials and supplies, at average cost	9,284	8,558
Other	26,530	26,412
Total current assets	508,783	292,399

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,793,320	8,666,106
Accumulated depreciation	(5,877,970)	(5,557,730)
Net property, plant and equipment	2,915,350	3,108,376

GOODWILL AND OTHER ASSETS
Goodwill	4,010,027	4,010,916
Other	838,742	772,862
Total goodwill and other assets	4,848,769	4,783,778

TOTAL ASSETS	$8,272,902	8,184,553

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$45,357	279,898
Accounts payable	98,736	120,381
Accrued expenses and other liabilities
Salaries and benefits	89,793	64,380
Income taxes	13,310	54,233
Other taxes	62,128	48,961
Interest	75,010	80,103
Other	30,066	30,942
Advance billings and customer deposits	60,313	57,637
Total current liabilities	474,713	736,535

LONG-TERM DEBT	3,299,266	2,734,357

DEFERRED CREDITS AND OTHER LIABILITIES	1,302,683	1,304,456

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 100,121,268 and 108,491,736 shares	100,121	108,492
Paid-in capital	26,340	91,147
Accumulated other comprehensive loss, net of tax	(46,757)	(42,707)
Retained earnings	3,116,300	3,245,302
Preferred stock - non-redeemable	236	6,971
Total stockholders’ equity	3,196,240	3,409,205
TOTAL LIABILITIES AND EQUITY	$8,272,902	8,184,553

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months
	ended September 30,
	2008	2007
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$265,660	303,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	394,990	398,701
Gain on asset dispositions and liquidation of marketable securities	(12,452)	(10,436)
Deferred income taxes	23,957	43,111
Share-based compensation	11,879	15,725
Income from unconsolidated cellular entity	(8,204)	(7,890)
Distributions from unconsolidated cellular entity	15,960	6,649
Changes in current assets and current liabilities:
Accounts receivable	8,302	4,987
Accounts payable	(22,307)	(36,165)
Accrued income and other taxes	(25,216)	49,661
Other current assets and other current liabilities, net	(14,468)	10,031
Retirement benefits	21,346	21,392
Excess tax benefits from share-based compensation	(787)	(6,434)
Decrease in other noncurrent assets	6,108	8,053
Decrease in other noncurrent liabilities	(3,978)	(14,209)
Other, net	6,443	2,920
Net cash provided by operating activities	667,233	789,433

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	-	(306,765)
Payments for property, plant and equipment	(185,004)	(184,301)
Purchase of wireless spectrum	(148,964)	-
Proceeds from liquidation of marketable securities	34,945	-
Proceeds from sales of assets, net of cash sold	15,809	8,231
Other, net	(3,567)	403
Net cash used in investing activities	(286,781)	(482,432)

FINANCING ACTIVITIES
Payments of debt	(255,304)	(686,345)
Net proceeds from issuance of long-term debt	563,115	741,840
Net payments of short-term debt	-	(23,000)
Proceeds from issuance of common stock	10,672	45,063
Repurchase of common stock	(347,261)	(338,509)
Net proceeds from settlement of hedges	20,745	-
Cash dividends	(150,149)	(21,841)
Excess tax benefits from share-based compensation	787	6,434
Other, net	1,498	2,403
Net cash used in financing activities	(155,897)	(273,955)

Net increase in cash and cash equivalents	224,555	33,046
Cash and cash equivalents at beginning of period	34,402	25,668
Cash and cash equivalents at end of period	$258,957	58,714

Supplemental cash flow information:
Income taxes paid	$172,116	115,234
Interest paid (net of capitalized interest of $1,958 and $875)	$151,906	157,968

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months
	ended September 30,
	2008	2007
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$108,492	113,254
Issuance of common stock through dividend reinvestment, incentive and benefit plans and other	938	1,614
Repurchase of common stock	(9,676)	(7,393)
Conversion of debt into common stock	-	3,699
Conversion of preferred stock into common stock	367	5
Balance at end of period	100,121	111,179

PAID-IN CAPITAL
Balance at beginning of period	91,147	24,256
Issuance of common stock through dividend reinvestment, incentive and benefit plans	9,734	43,449
Repurchase of common stock	(93,072)	(35,689)
Conversion of debt into common stock	-	142,732
Conversion of preferred stock into common stock	6,368	91
Excess tax benefits from share-based compensation	787	6,434
Share-based compensation and other	11,376	15,725
Balance at end of period	26,340	196,998

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(42,707)	(104,942)
Change in other comprehensive loss, net of tax	(4,050)	16,352
Balance at end of period	(46,757)	(88,590)

RETAINED EARNINGS
Balance at beginning of period	3,245,302	3,150,933
Net income	265,660	303,337
Repurchase of common stock	(244,513)	(295,427)
Cumulative effect of adoption of FIN 48	-	478
Cash dividends declared
Common stock - $1.4675 and $.195 per share, respectively	(149,972)	(21,563)
Preferred stock	(177)	(278)
Balance at end of period	3,116,300	3,137,480

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	6,971	7,450
Conversion of preferred stock into common stock	(6,735)	(96)
Balance at end of period	236	7,354

TOTAL STOCKHOLDERS' EQUITY	$3,196,240	3,364,421

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

The financial information for the three months and nine months ended September 30, 2008 and 2007 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein.  The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

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

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2008 and December 31, 2007 were composed of the following:

	Sept. 30,	Dec. 31,
	2008	2007
	(Dollars in thousands)

Goodwill	$4,010,027	4,010,916

Intangible assets subject to amortization
Customer base
Gross carrying amount	$181,309	181,309
Accumulated amortization	(30,898)	(18,149)
Net carrying amount	$150,411	163,160

Intangible assets not subject to amortization	$42,750	42,750

As of September 30, 2008, we completed our annual impairment test of goodwill required under Statement of Financial Accounting Standards No. 142 and determined that our goodwill is not impaired.

Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2008 was $12.7 million and is expected to be $16.9 million in 2008, $16.5 million annually from 2009 through 2011 and $16.1 million in 2012.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2008 and 2007 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$1,239	1,739	3,732	5,189
Interest cost	4,827	5,050	14,629	15,107
Expected return on plan assets	(581)	(620)	(1,761)	(1,861)
Amortization of unrecognized actuarial loss	-	898	-	2,696
Amortization of unrecognized prior service cost	(653)	(505)	(1,955)	(1,515)
Net periodic postretirement benefit cost	$4,832	6,562	14,645	19,616

We contributed $9.6 million to our postretirement health care plan in the first nine months of 2008 and expect to contribute approximately $13 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan (“SERP”) to provide certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our SERP, including (i) the freezing of additional benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits.  Because of the elimination of future benefit accruals, we also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who is not currently in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution to be made in 2009.  We recorded a curtailment loss of approximately $8.2 million in the first nine months of 2008 related to the above-described items.  In anticipation of making the lump sum distributions in early 2009, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  We also expect to record a one-time settlement charge in the first quarter of 2009 of approximately $8 million in connection with the lump sum distributions to be made in early 2009.  See Part I, Item 2 of this report for additional information.

Net periodic pension expense for the three months and nine months ended September 30, 2008 and 2007 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Service cost	$2,096	4,030	10,855	13,256
Interest cost	9,331	7,079	22,548	21,055
Expected return on plan assets	(10,269)	(9,256)	(26,964)	(27,475)
Curtailment loss	-	-	8,235	-
Net amortization and deferral	794	1,612	2,382	5,428
Net periodic pension expense	$1,952	3,465	17,056	12,264

The amount of the 2008 contribution to our pension plans will be determined based on a number of factors, including the results of the 2008 actuarial valuation.  Our required minimum contribution to our pension plans for 2008 aggregates less than $1 million.  From year-end 2007 through October 29, 2008, the loss on our pension plan assets was approximately 25%.  Should our actual return on plan assets for 2008 continue to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense will increase in future periods and we will be required to contribute additional funds to our pension plan after 2009.  We will evaluate the funded status of our pension plan prior to year end 2008 based on current market conditions and may make a discretionary contribution to our pension plan during the fourth quarter of 2008.  We will recognize the funded status of our pension plan as of December 31, 2008 on our balance sheet, and reflect any unrecognized losses as a reduction to stockholders’ equity.

(6)	Stock-based Compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”) requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  In late February 2008, the Compensation Committee authorized all long-term incentive grants for 2008 to be in the form of restricted stock instead of a mix of stock options and restricted stock as had been granted in recent years.  As of September 30, 2008, we had reserved approximately 5.5 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a five-year period (for employees) and a three-year period (for outside directors).   During the first nine months of 2008, 641,802 shares of restricted stock were granted to certain employees and our outside directors at an average grant date fair value of $34.86 per share.  As of September 30, 2008, there were 1,292,232 shares of nonvested restricted stock outstanding at an average grant date fair value of $35.67 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  During the first nine months of 2008, 25,700 options were granted with a weighted average grant date fair value of $8.85 per share.

As of September 30, 2008, outstanding and exercisable stock options were as follows:

			Average
		Average	remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of options	price	term (in years)	value

Outstanding	3,545,077	$36.73	5.9	$8,363,000
Exercisable	2,616,582	$34.71	5.2	$8,094,000

Under SFAS 123R, we recognize the compensation cost of our share-based awards proportionately over the requisite service period.  The total compensation cost for all share-based payment arrangements for the first nine months of 2008 and 2007 was $11.9 million and $15.7 million, respectively.  As of September 30, 2008, there was $39.6 million of total unrecognized compensation cost related to the share-based payment arrangements, which we expect to recognize over a weighted-average period of 3.4 years.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)

Voice	$218,253	229,862	658,634	664,435
Network access	205,385	248,490	621,987	726,091
Data	132,631	134,630	390,463	338,700
Fiber transport and CLEC	38,006	41,811	120,805	120,851
Other	55,798	54,040	164,904	149,602
Total operating revenues	$650,073	708,833	1,956,793	1,999,679

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

(8)	Gains on Asset Dispositions

In third quarter 2008, we sold our interest in a non-operating investment for approximately $7.2 million and recorded a pre-tax gain of approximately $3.2 million.  In first quarter 2008, we recorded a pre-tax gain of approximately $4.1 million related to the sale of a non-operating investment.

In third quarter 2007, we sold our interest in a real estate partnership (which owned one building) for approximately $9.0 million cash and recorded a pre-tax gain of approximately $10.4 million.

The above gains are included in Other income (expense) in our Consolidated Statements of Income.

(9)	Recent Accounting Pronouncement

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

As of September 30, 2008, we held certain assets that are required to be measured at fair value on a recurring basis, including life insurance contracts with cash surrender value.  The following table depicts those assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	Sept. 30, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$96,713	96,713	-	-
Total assets measured at fair value	$96,713	96,713	-

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $31 million and $30 million for the nine months ended September 30, 2008 and 2007, respectively.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on this pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and, upon adoption, will require us to recast our previously reported earnings per share.  We expect the adoption of this pronouncement to slightly reduce our earnings per share from that previously reported.

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

Recently, in a draft order that has not been publicly released, we believe the FCC proposes to redefine and reform its inter-carrier compensation rules (by requiring carriers to reduce access charges down to as low as $.0007 per minute of use in three phases) and Universal Service Fund ("USF") rules (by, among other things, requiring that all high-cost USF recipients have broadband deployed in 100% of their markets within five years and freezing ILEC support at December 2008 levels).  The FCC is scheduled to vote on the draft proposal on November 4, 2008.  We, along with numerous other mid-sized rural communications companies and other industry groups, are actively opposing the draft order.  If the proposal is passed as we understand it to be written, the new rules could have a material adverse impact on our results of operations and may substantially disrupt our operations.  Although we are not certain how we would respond to the adoption of such new rules, we anticipate that we would significantly increase local rates, reduce our capital spending and litigate the order.  There can be no assurance as to the ultimate impact to us or our customers until a final ruling on inter-carrier compensation and universal service reform is approved by the FCC.

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

(11)	Subsequent Event

On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“Embarq”) in a stock-for-stock transaction.  Under the terms of the agreement, Embarq shareholders will receive 1.37 CenturyTel shares for each share of Embarq common stock they own at closing.  On October 26, 2008, Embarq had outstanding approximately 141.1 million shares of common stock and $5.8 billion of long-term debt.  Upon closing the transaction, we expect that Embarq shareholders will own approximately 66% and CenturyTel shareholders will own approximately 34% of the combined company.  The two companies have a combined operating presence in 33 states with approximately eight million access lines and two million broadband customers.

Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the Federal Communications Commission and certain state public service commissions. The transaction is also subject to the approval of CenturyTel and Embarq shareholders, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations which might be expected for the entire year.

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

As further discussed in Note 5, during the first nine months of 2008, we recognized an $8.2 million curtailment loss (reflected in selling, general and administrative expense) in connection with amending our Supplemental Executive Retirement Plan (“SERP”).  We also recognized a $4.5 million pre-tax gain (reflected in other income (expense)) upon liquidation of our investments in marketable securities in the SERP trust in the second quarter of 2008.

In the third quarter of 2008, we recorded a one-time pre-tax gain of approximately $3.2 million related to the sale of a non-operating investment.  In the third quarter of 2007, we recorded a one-time pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.

In separate transactions in May and July 2008, we sold the assets of six of our northern CLEC markets.  Results of operations for these markets are included in our consolidated results of operations up to the respective sales dates.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.  On October 26, 2008, we entered into a definitive agreement to acquire Embarq Corporation.  See Note 11.

We recognized approximately $49.0 million of network access revenues in the second quarter of 2007 in connection with the settlement of a dispute with a carrier and approximately $42.2 million of revenues in the third quarter of 2007 (of which $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues) in connection with the lapse of a regulatory monitoring period.

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

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the FCC's proposed rules regarding inter-carrier compensation and the Universal Service Fund described elsewhere herein); our ability to effectively adjust to changes in the communications industry; our ability to successfully complete our pending merger with Embarq, including timely receiving all shareholder and regulatory approvals, obtaining related financing and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and  hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to the business and our plans are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2007, as updated and supplemented by our subsequent SEC reports, including Item 1A to this report.  You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared
to Three Months Ended September 30, 2007

Net income was $84.7 million and $113.2 million for the third quarter of 2008 and 2007, respectively.  Diluted earnings per share for the third quarter of 2008 and 2007 was $.84 and $1.01, respectively.   We recorded $42.2 million of non-recurring operating revenues in third quarter 2007 upon expiration of a regulatory monitoring period.  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred since the beginning of the third quarter of 2007.

	Three months
	ended September 30,
	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$180,727	224,185
Interest expense	(49,483)	(55,176)
Other income (expense)	4,113	14,761
Income tax expense	(50,624)	(70,568)
Net income	$84,733	113,202

Basic earnings per share	$.84	1.04

Diluted earnings per share	.84	1.01

Average basic shares outstanding	100,402	108,996

Average diluted shares outstanding	100,988	112,229

Operating income decreased $43.5 million (19.4%) as a $58.8 million (8.3%) decrease in operating revenues was partially offset by a $15.3 million (3.2%) decrease in operating expenses.

Operating Revenues

	Three months
	ended September 30,
	2008	2007
	(Dollars in thousands)

Voice	$218,253	229,862
Network access	205,385	248,490
Data	132,631	134,630
Fiber transport and CLEC	38,006	41,811
Other	55,798	54,040
	$650,073	708,833

The $11.6 million (5.1%) decrease in voice revenues was primarily attributable to (i) a $5.7 million decrease due to a 5.8% decline in the average number of access lines; (ii) a $2.8 million decrease in custom calling feature revenues primarily due to the continued migration to bundled service offerings at a lower effective rate; and (iii) a $2.3 million decline as a result of a decrease in revenues associated with extended area calling plans.

Access lines declined 35,900 (1.7%) during the third quarter of 2008 (which includes disconnecting approximately 1,400 Madison River internal lines) compared to a decline of 34,400 (1.6%) during the third quarter of 2007. We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  We are targeting our access line loss to be between 5.5% and 6.5% for the full year 2008.

Network access revenues decreased $43.1 million (17.3%) in the third quarter of 2008 primarily due to (i) $25.4 million of one-time revenue recorded in third quarter 2007 upon expiration of the previously mentioned regulatory monitoring period;  (ii) a $9.4 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (iii) a $4.8 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (iv) a $2.7 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients.   We believe that intrastate minutes will continue to decline in 2008, although we cannot precisely estimate the magnitude of such decrease.

Data revenues decreased $2.0 million (1.5%) substantially due to $16.8 million of one-time revenue recorded in third quarter 2007 upon expiration of the previously mentioned regulatory monitoring period.  Such decrease was partially offset by a $14.3 million increase in DSL-related revenues primarily due to growth in the number of DSL customers.

Fiber transport and CLEC revenues decreased $3.8 million (9.1%), of which $2.4 million was due to a decrease in CLEC revenues due to various billing disputes with certain carriers and $1.1 million was due to the sales of six CLEC markets that were consummated in the second and third quarters of 2008.

Operating Expenses

	Three months
	ended September 30,
	2008	2007
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$242,243	246,430
Selling, general and administrative	98,751	101,612
Depreciation and amortization	128,352	136,606
	$469,346	484,648

Cost of services and products decreased $4.2 million (1.7%) primarily due a $5.2 million decrease in salaries and benefits and a $3.0 million decrease in expenses associated with our CLEC operations primarily due to the sales of six markets in 2008.  Such decreases were partially offset by a $4.7 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses decreased $2.9 million (2.8%) primarily due to a $2.9 million decrease in salaries and benefits.

Depreciation and amortization decreased $8.3 million (6.0%) primarily due to a $9.8 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by a $2.7 million increase due to higher levels of plant in service.

Interest Expense

Interest expense decreased $5.7 million (10.3%) in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a $5.9 million decrease due to lower average interest rates.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $4.1 million for the third quarter of 2008 compared to $14.8 million for the third quarter of 2007.  The third quarter of 2008 included a $3.2 million pre-tax gain related to the sale of a non-operating investment.  The third quarter of 2007 included a pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.

Our share of income from our 49% interest in a cellular partnership decreased $1.9 million during the third quarter of 2008 compared to the third quarter of 2007.  Such decrease was primarily due to unfavorable adjustments recorded in the third quarter of 2008 by the unaffiliated general partner upon completion of the audited financial statements of the partnership for the year ended December 31, 2007.  We had previously recorded our share of the partnership income based on unaudited results of operations.

Income Tax Expense

The effective income tax rate was 37.4% and 38.4% for the three months ended September 30, 2008 and 2007, respectively.

Nine Months Ended September 30, 2008 Compared
to Nine Months Ended September 30, 2007

Net income was $265.7 million and $303.3 million for the first nine months of 2008 and 2007, respectively.  Diluted earnings per share for the first nine months of 2008 and 2007 was $2.55 and $2.68, respectively.  We recorded an aggregate of $91.2 million of one-time operating revenues in 2007 (of which $49.0 million related to the settlement of a dispute with a carrier and $42.2 million related to the expiration of the above-described regulatory monitoring period).  The decline in the number of average diluted shares outstanding is attributable to share repurchases that have occurred since the beginning of 2007.

Results of operations for the nine months ended September 30, 2007 include only five months of operations from our Madison River properties acquired April 30, 2007.

	Nine months
	ended September 30,
	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$544,910	624,104
Interest expense	(148,771)	(159,804)
Other income (expense)	25,437	28,131
Income tax expense	(155,916)	(189,094)
Net income	$265,660	303,337

Basic earnings per share	$2.57	2.77

Diluted earnings per share	$2.55	2.68

Average basic shares outstanding	103,396	109,478

Average diluted shares outstanding	104,086	114,086

Operating income decreased $79.2 million (12.7%) due to a $42.9 million (2.1%) decrease in operating revenues and a $36.3 million (2.6%) increase in operating expenses.

Operating Revenues

	Nine months
	ended September 30,
	2008	2007
	(Dollars in thousands)

Voice	$658,634	664,435
Network access	621,987	726,091
Data	390,463	338,700
Fiber transport and CLEC	120,805	120,851
Other	164,904	149,602
	$1,956,793	1,999,679

The $5.8 million (.9%) decrease in voice revenues is primarily due to (i) a $16.0 million decrease due to a 5.8% decline in the average number of access lines (exclusive of our Madison River properties); (ii) a $7.8 million decrease in custom calling feature revenues primarily due to the continued migration to bundled service offerings at a lower effective rate; and (iii) a $5.7 million decline as a result of a decrease in revenues associated with extended area calling plans.  Such decreases were partially offset by $18.5 million of additional revenues attributable to the Madison River properties acquired April 30, 2007 and a $7.0 million increase in long distance revenues attributable to an increase in the percentage of our customer base on fixed rate unlimited calling plans and the implementation of rate increases on several rate plans in late 2007 and early 2008.

Access lines declined 93,900 (4.4%) during the first nine months of 2008 (inclusive of Madison River) compared to a decline of 85,600 (4.1%) during the first nine months of 2007 (exclusive of Madison River).  We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services.  We are targeting our access line loss to be between 5.5% and 6.5% for the full year 2008.

Network access revenues decreased $104.1 million (14.3%) in the first nine months of 2008 primarily due to (i) the $49.0 million of one-time revenue recorded in second quarter 2007 upon settlement of a dispute with a carrier; (ii) $25.4 million of one-time revenues recorded in third quarter 2007 upon expiration of the previously described regulatory monitoring period; (iii) a $22.3 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (iv) an $11.1 million decrease in the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (v) a $10.7 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients.   Such decreases were partially offset by $14.3 million of additional revenues contributed by Madison River.  We believe that intrastate minutes will continue to decline in 2008, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $51.8 million (15.3%) substantially due to (i) a $46.6 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and (ii) $17.7 million of additional revenues contributed by Madison River.  Such increases were partially offset by $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of the previously described regulatory monitoring period.

Fiber transport and CLEC revenues remained flat as a $2.1 million decrease in CLEC revenues due to customer disconnects was substantially offset by $2.1 million of additional revenues contributed by Madison River.

Other revenues increased $15.3 million (10.2%) primarily due to (i) $8.2 million of additional revenues contributed by Madison River; (ii) a $1.5 million increase in directory revenues (primarily due to unfavorable prior year settlements in 2007); and (iii) a $1.3 million increase in nonrecurring revenues due to prior year settlements in 2008.

Operating Expenses

	Nine months
	ended September 30,
	2008	2007
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$719,681	686,349
Selling, general and administrative	297,212	290,525
Depreciation and amortization	394,990	398,701
	$1,411,883	1,375,575

Cost of services and products increased $33.3 million (4.9%) primarily due to (i) $25.3 million of additional costs incurred by the Madison River properties; (ii) a $10.1 million increase in DSL-related expenses due to growth in the number of DSL customers; and (iii) a $4.1 million increase due to a one-time reimbursement of costs received from our satellite television service provider in the second quarter of 2007 in connection with the change in our arrangement, as mentioned above.  Such increases were partially offset by a $3.5 million decrease in salaries and benefits.

Selling, general and administrative expenses increased $6.7 million (2.3%) due to (i) an $11.8 million increase in marketing expenses; (ii) an $8.2 million increase due to expenses related to the curtailment loss associated with our SERP; and (iii) $7.0 million of additional costs incurred by Madison River.  Such increases were partially offset by (i) a $5.2 million decrease in operating taxes; (ii) a $5.0 million decrease in bad debt expense (most of which is attributable to a favorable settlement with a carrier in first quarter 2008); (iii) a $4.8 million decrease in salaries and benefits; and (iv) a $2.1 million decrease in information technology expenses.

Depreciation and amortization decreased $3.7 million (.9%) primarily due to a $27.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.   Such decrease was partially offset by $14.9 million of additional depreciation and amortization incurred by Madison River and a $9.7 million increase due to higher levels of plant in service.

Interest Expense

Interest expense decreased $11.0 million (6.9%) in the first nine months of 2008 compared to the first nine months of 2007.  A $13.8 million decrease due to lower average interest rates was partially offset by a $4.0 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition).

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $25.4 million for the first nine months of 2008 compared to $28.1 million for the first nine months of 2007.  Included in 2008 income are aggregate pre-tax gains of approximately $7.3 million from the sales of certain non-operating investments and a $4.5 million gain realized upon liquidation of our investments in marketable securities in our SERP trust.  Also included in 2008 is a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments.  The first nine months of 2007 included a non-recurring pre-tax gain of $10.4 million related to the sale of our interest in a real estate partnership.

Income Tax Expense

The effective income tax rate was 37.0% and 38.4% for the nine months ended September 30, 2008 and 2007, respectively.   We recorded a tax benefit of approximately $1.8 million in the first nine months of 2008 due to the resolution of certain income tax audit issues.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions.  To date, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will materially impact us in the near future.  To mitigate any potential adverse impact, during the third quarter of 2008 we borrowed funds under our existing credit facility to provide us with sufficient cash to meet our upcoming cash requirements through the end of 2008, including our fourth quarter 2008 dividend payment.  We will continue to closely monitor our liquidity and the credit markets; however, we cannot predict with certainty the impact to us of any further disruption in the overall credit markets.

Net cash provided by operating activities was $667.2 million during the first nine months of 2008 compared to $789.4 million during the first nine months of 2007.  Payments for income taxes aggregated $172.1 million and $115.2 million in the first nine months of 2008 and 2007, respectively.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $286.8 million and $482.4 million for the nine months ended September 30, 2008 and 2007, respectively.  We used $306.8 million of cash (net of cash acquired) to purchase Madison River Communications Corp. (“Madison River”) on April 30, 2007 (see below and Note 2 for additional information).  Payments for property, plant and equipment were $185.0 million and $184.3 million in the first nine months of 2008 and 2007.   Our budgeted capital expenditures for 2008 total approximately $290 million.

During the first nine months of 2008, we paid an aggregate of approximately $149 million for 69 licenses in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  We funded substantially all of such amount from borrowings under our five-year credit facility and commercial paper program.  The 700 MHz spectrum will not be cleared for usage until early 2009.  We are still in the planning stages regarding use of this spectrum, however, we are leaning toward an LTE-based deployment.  Given that this equipment is not expected to be commercially available until late 2009 or early 2010, we do not expect any material impact on our capital and operating budgets in 2008 or 2009.

In anticipation of making lump sum distributions to certain participants of our SERP in early 2009, we liquidated our investments in marketable securities in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents by $34.9 million.  We expect the lump sum distributions to be paid in early 2009 will aggregate approximately $37 million.

Net cash used in financing activities was $155.9 million during the first nine months of 2008 compared to $274.0 million during the first nine months of 2007.  In the first quarter of 2008, we paid our $240 million Series F Senior Notes at maturity using borrowings from our credit facility.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 2 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and ultimately were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).

As previously mentioned, because of concerns with the overall state of the credit markets, we increased our cash position as of September 30, 2008 by borrowing funds under our credit facility to insure we had sufficient cash to fulfill our cash requirements through the end of 2008.  See below for additional information regarding our credit facility.

As discussed in Note 11, we have entered into a definitive agreement to merge with Embarq Corporation.  Assuming we timely receive all shareholder and regulatory approvals (and all other closing conditions are met), we hope to consummate the merger in the second quarter of 2009.  In connection with the closing, we intend to finance the repayment of the existing bank debt of  Embarq and CenturyTel and our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyTel senior notes that we propose to issue before the closing date.  If we do not issue senior notes by the merger closing date, we intend to borrow up to $800 million of funds under a senior bridge facility.  We have received commitments to receive up to $800 million of senior term loans from Banc of America, Morgan Stanley, Barclays Bank, SunTrust Bank and certain of their respective affiliates.  These commitments are subject to the negotiation, execution and delivery of definitive loan documents and various other loan closing conditions.

We repurchased 9.7 million shares (for $347.3 million) and 7.4 million shares (for $338.5 million) in the first nine months of 2008 and 2007, respectively.   We have suspended our current share repurchase program pending completion of our acquisition of Embarq.  See Part II, Item 2 of this report for more information.

In June 2008, we announced that our Board of Directors determined to (i) increase our annual cash dividend to $2.80 from $.27 per share and (ii) declare a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate.  We plan to continue our current dividend policy through the consummation of the Embarq merger.  Following the closing of the Embarq merger, we expect to continue our current dividend policy and resume share repurchases, subject to our intention to maintain investment grade credit ratings on our senior debt.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” below for additional information concerning the termination of these derivatives.

In connection with our announcement regarding the increased dividend rate, our long-term debt rating was decreased to BBB- by Standards & Poor’s.  Moody’s Investors Services, which currently rates our debt Baa2, indicated our debt rating is currently under review for a possible downgrade to Baa3.

We have available a five-year, $708 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of September 30, 2008, we had $563 million outstanding under our credit facility.  We had no commercial paper outstanding as of September 30, 2008.

OTHER MATTERS

Accounting for the Effects of Regulation

We currently account for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  We continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments and, as of September 30, 2008, we believe that SFAS 71 still applies.

In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation effective January 1, 2009 and, to the extent necessary, requested limited waivers of certain pricing and universal service high-cost support rules related to our election.  Should the petition be approved by the FCC, we believe such an event would require us to discontinue the accounting requirements of SFAS 71 as of the effective date of the conversion to price cap regulation.  In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises  - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

Our consolidated balance sheet as of September 30, 2008 included regulatory liabilities of approximately $213 million related to estimated removal costs embedded in accumulated depreciation (as described above).  Upon the discontinuance of SFAS 71, such amount (on an after-tax basis) will be reflected as an Extraordinary Gain on our consolidated statement of income.

When our regulated operations cease to qualify for the application of SFAS 71, we do not expect to record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations.  Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets.  We do not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on our results of operations.  Upon the discontinuance of SFAS 71, we also would be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For the nine months ended September 30, 2008, approximately $145 million of revenues (and related costs) would have been eliminated had we not been subject to the provisions of SFAS 71.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries would not be affected by the discontinued application of SFAS 71.

If the FCC passes new rules on inter-carrier compensation (as discussed below), we may withdraw our petition for price cap regulation.  If we have not discontinued the accounting requirements of SFAS 71 as of the effective date of the acquisition of Embarq, we believe that consummation of this acquisition would require us to discontinue the application of SFAS 71.

Other Regulatory Issues

Recently, in a draft order that has not been publicly released, we believe the FCC proposes to redefine and reform its inter-carrier compensation and the federal Universal Service Fund (“USF”) rules.  The FCC and the Congress, together with the communications industry, have been reviewing various proposed rule changes for several years.  The draft order purportedly states that, as it relates to inter-carrier compensation, carriers would be required to reduce access charges down to as low as $.0007 per minute of use in three phases.  Our current intrastate and interstate access rates and local reciprocal compensation rates are substantially higher than $.0007.  As it relates to the Universal Service Fund, we believe the draft proposal would (i) require that all high-cost USF recipients have broadband deployed in 100% of their markets within five years; (ii) freeze ILEC support at December 2008 levels; and (iii) expand the current Lifeline and Link-up programs.  The FCC is scheduled to vote on the draft proposal on November 4, 2008.  In addition, the FCC is required to respond by November 20, 2008 to certain universal service reform proposals recommended last year by the Federal State Joint Board on Universal Service.

We, along with numerous other mid-sized rural communications companies and other industry groups, are actively opposing the draft order.  If the proposal is passed as we understand it to be written, the new rules could have a material adverse impact on our results of operations and may substantially disrupt our operations.  Although we are not certain how we would respond to the adoption of such new rules, we anticipate that we would significantly increase our local rates, reduce our capital spending and litigate the order.  There can be no assurance as to the ultimate impact to us or our customers until a final ruling on inter-carrier compensation and universal service reform is approved by the FCC.

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

At September 30, 2008, the fair value of our long-term debt was estimated to be $2.8 billion based on the overall weighted average rate of our debt of 6.3% and an overall weighted maturity of 8 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 63 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $83.8 million decrease in fair value of our long-term debt at September 30, 2008.  As of September 30, 2008 approximately 83% of our long-term and short-term debt obligations were fixed rate.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and will be amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of September 30, 2008, we had no derivative instruments outstanding.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  From year-end 2007 through October 29, 2008, the loss on our pension plan assets was approximately 25%.  Should our actual return on plan assets continue to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense will increase in future periods and we will be required to contribute additional funds to our pension plan after 2009.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above related to our long-term debt incorporates only those risk exposures that existed as of September 30, 2008.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of September 30, 2008.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this quarterly report.  During the prior fiscal quarter, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 10 to the financial statements included in Part I, Item 1,of this report.

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

·         the effects of regulatory reform, including any changes to inter-carrier compensation and the Universal Service Fund rules;

·         the impact of our announced acquisition of Embarq, including our ability to maintain investment grade credit ratings on our senior debt;

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

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operation, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2007 and "Other Matters" included elsewhere herein.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.  The following table reflects the repurchases of our common stock under this program during the third quarter of 2008.  All of these repurchases were effected in open-market transactions in accordance with our stock repurchase program.

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares
			Purchased as	that
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	or Programs

July 1 – July 31, 2008	1,606,522	$35.56	1,606,522	$326,465,660
August 1 – August 31, 2008	1,369,274	$37.32	1,369,274	$275,365,406
September 1 – September 30, 2008	747,110	$39.12	747,110	$246,142,007
Total	3,722,906	$36.92	3,722,906

* * * * * * * * * * *

In addition to the above repurchases, we also withheld 1,145 shares of stock at an average price of $35.17 per share to pay taxes due upon vesting of restricted stock for certain of our employees in August 2008.

On September 15, 2008, we suspended our share repurchase program.  We have no current intention of resuming purchases under this program until we complete our pending merger with Embarq discussed further in Note 11.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

1
Agreement and Plan of Merger dated as of October 26, 2008 among Registrant, Embarq Corporation and Cajun Acquisition Company (incorporated by reference to Exhibit 99.1 of Registrant's Currrent Report on Form 8-K filed on October 30, 2008).

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

The following items were reported in the Form 8-K filed July 31, 2008:

Items 2.02 and 9.01 – Results of Operations and Financial Condition and Financial Statements and Exhibits. Press release announcing second quarter 2008 results of operations.

The following items were reported in the Form 8-K filed October 27, 2008:

Items 2.02 and 9.01 – Results of Operations and Financial Condition and Financial Statements and Exhibits. Press release announcing third quarter 2008 results of operations.

The following items were reported in the Form 8-K filed October 27, 2008:

Items  8.01 and 9.01 – Other Events and Financial Statements and Exhibits.  Documents concerning the  announced merger under which CenturyTel will acquire Embarq Corporation, including (i) joint press release announcing the merger; (ii) joint investor presentation principally concerning the merger; (iii) transcript of joint investor presentation and (iv) letter to CenturyTel employees concerning the execution of the merger agreement.

The following items were reported in the Form 8-K filed October 30, 2008:

Items  1.01 and 9.01 – Entry Into a Material Definitive Agreement and Financial Statements and Exhibits.  Agreement and Plan of Merger dated as of October 26, 2008 among Registrant, Embarq Corporation and Cajun Acquisition Company.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: October 31, 2008	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)