Form 10-K
period 2008-12-31
CENTURYTEL INC
filed 2009-02-27
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $3.2 billion as of June 30, 2008.  As of February 20, 2009, there were 100,319,319 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2009 annual meeting of shareholders are incorporated by reference in Part III of this Report.

PART I

Item 1.	Business

On October 26, 2008, we agreed to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction that we expect to complete in the second quarter of 2009, subject to the satisfaction of various closing conditions. The information contained in this annual report does not reflect the impact of us acquiring EMBARQ.  For additional information, see “Pending Acquisition” below.

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

At December 31, 2008, our incumbent local exchange telephone subsidiaries operated approximately 2.0 million telephone access lines, primarily in rural areas and small to mid-size cities in 23 states, with over 68% of these lines located in Missouri, Wisconsin, Alabama, Arkansas and Washington.  According to published sources, we are currently the seventh largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications and business information services in certain local and regional markets.

In recent years, we have expanded our product offerings to include satellite television services and wireless broadband services.   For additional information, see “Operations - Recent Product Developments” below.

For information on the amount of revenue derived by our various lines of services, see “Operations - Services” below and Item 7 of this annual report.

Pending acquisition.  On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction.  Under the terms of the agreement, EMBARQ shareholders will receive 1.37 CenturyTel shares for each share of EMBARQ common stock they own at closing.  On December 31, 2008, EMBARQ had outstanding approximately 142.4 million shares of common stock and $5.7 billion of long-term debt.  The two companies have a combined operating presence in 33 states with approximately 7.7 million access lines and two million broadband customers.

Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.

See Item 1A, Risk Factors, for additional information concerning the pending acquisition of EMBARQ.  Additional information about EMBARQ is included in documents that it has filed with the U.S. Securities and Exchange Commission (the “SEC”).  See “Where to find additional information” below.

The foregoing description of the pending EMBARQ merger is not complete, and is qualified in its entirety by reference to our Current Reports on Form 8-K filed with the SEC on October 27 and October 30, 2008, including the exhibits thereto.

Recently completed acquisitions.    On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) for approximately $322 million cash (including the effect of post-closing adjustments).  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included ownership in a 2,100 route mile fiber network.

In June 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash, which has enabled us to offer broadband and competitive local exchange services to customers in these markets.   During 2008, we sold the assets in six of these markets in two separate transactions.

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

We continually evaluate the possibility of acquiring additional communications assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions.  We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.  Although our primary focus will continue to be on acquiring interests that are proximate to our properties or that serve a customer base large enough for us to operate efficiently, we may also acquire other communications interests and these acquisitions could have a material impact upon us.

Where to find additional information.    We make available all of our filings with the SEC (including Forms 10-K, 10-Q and 8-K) on our website (www.centurytel.com) as soon as reasonably practicable after we complete such filings with the SEC.  These documents may also be obtained from the SEC’s website at www.sec.gov.  You may obtain copies of EMBARQ’s filings with the SEC at the same website, or at EMBARQ’s website (www.EMBARQ.com).

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

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations.  In addition, during 2008 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

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

Other.  As of December 31, 2008, we had approximately 6,500 employees, of which approximately 1,600 were members of 15 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America.   We believe that relations with our employees continue to be generally good.  During 2006, 2007 and 2008, we announced reductions of our workforce which aggregated approximately 700 jobs, primarily due to (i) increased competitive pressures and the loss of access lines over the last several years, (ii) completion of our Madison River integration and (iii) the elimination of certain customer service personnel due to reduced call volumes.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyTel Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, we are the seventh largest local exchange telephone company in the United States, based on the approximately 2.0 million access lines we served at December 31, 2008.  An “access line” is a telephone line that connects a home or business to the public switched telephone network.  All of our access lines are digitally switched. Through our operating telephone subsidiaries, we provide local exchange services to predominantly rural areas and small to mid-size cities in 23 states.

The following table lists additional information regarding our access lines as of December 31, 2008 and 2007 (rounded to the nearest thousand lines).

December 31, 2008	December 31, 2008		December 31, 2007
	Number of	Percent of	Number of	Percent of
State	access lines	access lines	access lines	access lines
Missouri	387,000	19%	408,000	19%
Wisconsin (1)	362,000	18	387,000	18
Alabama (2)	268,000	13	290,000	14
Arkansas	197,000	10	211,000	10
Washington	147,000	7	157,000	7
Michigan	86,000	4	91,000	4
Colorado	82,000	4	86,000	4
Louisiana	80,000	4	84,000	4
Oregon	62,000	3	66,000	3
Ohio	57,000	3	64,000	3
Illinois (2)	53,000	3	57,000	3
Montana	53,000	3	57,000	3
Texas	31,000	2	33,000	2
Georgia (2)	30,000	2	34,000	2
Minnesota	25,000	1	27,000	1
Tennessee	22,000	1	23,000	1
Mississippi	21,000	1	22,000	1
North Carolina (2)	13,000	*	14,000	*
Wyoming	6,000	*	6,000	*
New Mexico	5,000	*	6,000	*
Idaho	5,000	*	5,000	*
Indiana	4,000	*	5,000	*
Iowa	2,000	*	2,000	*
	1,998,000	100%	2,135,000	100%
*	Represents less than 1% of access lines.
(1)	As of December 31, 2008 and 2007, approximately 48,000 and 51,000, respectively, of these lines were owned and operated by our 89%-owned affiliate.
(2)	In connection with our acquisition of Madison River in April 2007, we acquired an aggregate of approximately 164,000 access lines in Illinois, Alabama, Georgia and North Carolina.

The following table summarizes certain information related to our customer base, operating revenues and capital expenditures for the past five years.  The 2008 and 2007 information includes the Madison River properties we acquired on April 30, 2007.

	Year ended or as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Access lines	1,998,000	2,135,000	2,094,000	2,214,000	2,314,000
% Residential	73%	73	74	75	75
% Business	27%	27	26	25	25
Internet customers	683,000	623,000	459,000	357,000	271,000
% High-speed Internet service	94%	89	80	70	53
% Dial-up service	6%	11	20	30	47

Operating revenues	$2,599,747	2,656,241	2,447,730	2,479,252	2,407,372
Capital expenditures	$286,817	326,045	314,071	414,872	385,316

As discussed further below, our access lines (exclusive of acquisitions) have declined in recent years, and are expected to continue to decline.  To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products to new customers.  See “Services” and “Regulation and Competition.”

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

	2008	2007	2006

Voice	33.6%	33.5	35.6
Network access	31.6	35.4	35.9
Data	20.2	17.4	14.4
Fiber transport and CLEC	6.2	6.0	6.1
Other	8.4	7.7	8.0
	100.0%	100.0	100.0

Voice.  We offer local calling service to residential and business customers within our local service areas, generally for a fixed monthly charge.  We also offer a number of enhanced voice services (such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting) to our local exchange customers for an additional monthly fee.  At December 31, 2008, nearly 60% of both our business and residential customers subscribed to one or more enhanced services.  We also offer long distance services to our customers based on either usage or pursuant to flat-rate calling plans.  We anticipate that most of our long distance service will be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

Normalized for acquisitions, dispositions and other adjustments, access lines declined 6.4% in 2008, 5.7% in 2007 and 4.8% in 2006.  We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 5.7% and 6.7% in 2009.

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

Data.  We derive our data revenues primarily from monthly recurring charges for providing Internet access services (both high-speed and dial-up services) and data transmission services over special circuits and private lines.   We began offering traditional dial-up Internet access services to our telephone customers in 1995.  In late 1999, we began offering high-speed Internet access services, a premium-priced broadband data service.  As of December 31, 2008, approximately 88% of our access lines were broadband-enabled.  At December 31, 2008, we provided high-speed Internet access services to over 641,000 customers and dial-up services to over 42,000 customers.  During 2008, we added over 85,000 high-speed Internet customers.

Our data revenue also includes amounts billed to our business customers for dedicated circuits used for various purposes, including connecting the customer’s offices or networks to our networks.

Fiber transport and CLEC.  Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.

In late 2000, we began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana.  In February 2002, we purchased the fiber network and customer base of KMC’s operations in Monroe and Shreveport, Louisiana and in June 2005, we purchased the fiber assets in 16 metropolitan markets from KMC which allowed us to offer broadband and competitive local exchange services to customers in these markets.  As part of our plan to focus our efforts on the CLEC markets with the most promise, in mid-2008 we sold the assets in six of our CLEC markets to other communications companies in two separate transactions.  As of December 31, 2008, our competitive local exchange markets provided service over 800 miles of fiber.

Under the name “LightCore”, we sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2008, over 9,900 miles of fiber in the central United States.  We began our fiber transport business during 2001, when we began selling capacity over a 700-mile fiber optic ring that we constructed in southern and central Michigan.  In June 2003, we acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas.  We have used the network to sell services to new and existing customers and to reduce our reliance on third party transport providers.  In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. to provide services similar to those described above.

In addition to the above-described fiber network, in connection with our 2007 acquisition of Madison River, we acquired ownership in a 2,100 route mile fiber network located in six states which has enabled us to expand our fiber network business and further reduce our reliance on third-party transport providers.

We offer 24-hour burglary and fire monitoring services to over 10,700 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

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

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz (“MHz”) wireless spectrum.  The 700 MHz spectrum is not expected to be cleared for usage until mid-2009.  We are still in the planning stages regarding the use of this spectrum.  However, based on our preliminary analysis, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that this equipment is not expected to be commercially available until 2010, we do not expect our deployment to result in any material impact on our capital and operating budgets in 2009.

From time to time, we also make investments in other communications companies.

For further information on regulatory, technological and competitive changes that could impact our revenues, see “Regulation and Competition” under this Item 1 below and “Risk Factors and Cautionary Statements” under Item 1A below.  For more information on the financial contributions of our various services, see Item 7 of this annual report.

Recent Product Developments

Since 2005, we, in conjunction with DISH Network Corporation (“DISH”), have offered satellite television service to households in substantially all of our local exchange service areas.  Effective January 1, 2007, we changed our relationship with DISH from a revenue sharing arrangement to an agency relationship.  In late 2005, we initiated our switched digital television service to the LaCrosse, Wisconsin market and, in October 2007, we commenced a second switched digital video service offering to our Columbia, Missouri market.

We also offer wireless broadband Internet services in select locations in certain markets in 13 states.

Federal Financing Programs

Certain of our telephone subsidiaries receive long-term financing from the Rural Utilities Service (“RUS”), a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates.  Approximately 13% of our plant is pledged to secure obligations of our telephone subsidiaries to the RUS.  For additional information regarding our financing, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

We maintain local offices in most of the larger population centers within our service territories.  These offices provide sales and customer support services in the community.  We also rely on our call center personnel to promote sales of services that meet the needs of our customers.  In addition, our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further promote customer loyalty.

Most of our services are currently offered under our “CenturyTel” brand name.  However, we currently sell fiber capacity on our networks under the brand name “LightCore.”  In addition, our satellite television service is offered on a co-branded basis under the “DISH Network” name.  We have agreed to determine, in consultation with EMBARQ, whether it is in the best interests of our shareholders to change our corporate or brand names in connection with our pending EMBARQ merger.

Network Architecture

Our local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with licensed software.  Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers.  As of December 31, 2008, we maintained over 253,000 miles of copper plant and approximately 21,000 miles of fiber optic plant in our local exchange networks.  Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.  Most of our long distance service is provided directly through our own switches and network equipment, with the balance being provided through reselling arrangements with other long distance carriers.  We also maintain networks in connection with providing fiber transport and CLEC services.  For additional information on these networks, see “Services - Fiber Transport and CLEC.”

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

State regulation.  The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke certifications authorizing companies to provide communications services.  Most commissions have traditionally regulated pricing through “rate of return” regulation that focuses on authorized levels of earnings by LECs.  Historically, most of these commissions also (i) regulated the purchase and sale of LECs, (ii) prescribed depreciation rates and certain accounting procedures, (iii) enforced laws requiring LECs to provide universal service under publicly filed tariffs setting forth the terms, conditions and prices of their LEC services, (iv) oversaw implementation of several federal telecommunications laws including interconnection obligations and (v) regulated service standards, operating procedures and various other matters.

In recent years, state legislatures and regulatory commissions in most of the 23 states in which our telephone subsidiaries operate have either reduced the regulation of LECs or have announced their intention to do so, and we expect this trend will continue.  Essentially, such relief comes in two forms: (i) full or partial deregulation through legislation or (ii) the ability of LECs to elect into or renew existing state alternative regulation through a regulatory proceeding.  Several states have implemented laws or rulings which require or permit LECs to opt out of pricing or “rate of return” regulation in exchange for agreeing to alternative forms of regulation.   Such alternatives permit the LEC greater freedom to establish local service rates in exchange for agreeing not to charge rates in excess of specified caps.  As discussed further below, subsidiaries operating over 72% of our access lines in various states have agreed to be governed by alternative regulation plans, and we continue to explore our options for similar treatment in other states.  We believe that reduced regulatory oversight of certain of our telephone operations may allow us to offer new and competitive services faster than under the traditional regulatory process.  For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “Developments Affecting Competition.”

The following summary describes the alternative regulation plans applicable to us in Missouri, Wisconsin, Alabama and Arkansas, our four largest telephone markets.

•  All of our Missouri LECs are regulated under a price-cap regulation plan whereby basic service rates are adjusted annually based on an inflation-based factor and non-basic services may be increased without restriction up to 5% annually.   If the inflation-based factor were to decline as it has done in recent years, our revenues would be negatively impacted.

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

•      In 2005,  the state of Alabama passed legislation that essentially allowed telephone companies the option to phase in deregulation of certain LEC services.  In February 2007, our Alabama LECs opted to provide all local services (including bundled services but excluding certain basic telephone and optional calling services) on a deregulated and detariffed basis.  Certain basic telephone and optional calling services continue to be regulated and subject to a price cap.  Our Alabama properties acquired from Madison River operate under a separate alternative regulation plan under which local rates are still governed by the Alabama Public Service Commission.

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

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.  Our properties acquired from Verizon in 2002 have continued to operate under price-cap regulation, as permitted under FCC rules for acquired properties, while the remainder of our properties operate under traditional rate-of-return regulation (which permits us to set rates based on forecasted investment and expenses plus a return on investment, which is currently 11.25%).  In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation effective January 1, 2009 and, to the extent necessary, requested limited waivers of certain pricing and universal service high-cost support rules related to our election.   Such petition was not addressed by the FCC in 2008 and remains pending.

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic.  The FCC has received intercarrier compensation proposals from several industry groups, and in early 2005 solicited comments on all proposals previously submitted to it.  Broad industry negotiations have taken place with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments.  On November 5, 2008 the FCC issued a document that, among other things, requested public comment on (i) the chairman’s draft proposal which would require carriers to reduce access charges in three phases to as low as $.0007 per minute of use (which is substantially lower than our current intrastate and interstate access rates and local reciprocal compensation rates), (ii) an alternative proposal, and (iii) some universal service reforms.  Such document also included an order that declined to implement a universal service reform proposal issued in November 2007 by the Federal-State Joint Board.  It is currently unclear what action the FCC may take with respect to the new set of draft proposals.  Adoption of the chairman’s original proposal, which is included in the latest draft order, could result in a material adverse impact on our results of operations.  The ultimate outcome of this proceeding could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the federal Universal Service Fund (the “USF”).  Until the FCC’s proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact it will have on our results of operations.

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

The table below sets forth the amounts received by our telephone subsidiaries in 2008 and 2007 from federal and state universal support programs.

	Year ended December 31,
	2008		2007
		% of Total		% of Total
		2008		2007
	Amount	Operating	Amount	Operating
Support Program	Received	Revenues	Received	Revenues
	(amounts in millions)

USF High Cost Loop Support	$151.7	5.8%	$166.5	6.3%
Other Federal Support Programs	128.5	5.0%	133.9	5.0%
Total Federal Support Receipts	280.2	10.8%	300.4	11.3%

State Support Programs	39.7	1.5%	35.6	1.3%
TOTAL	$319.9	12.3%	$336.0	12.6%

Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years.  As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provide relatively predictable levels of support to many LECs, including substantially all of our LECs.   In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.

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

Over the past few years, each of the FCC, Universal Service Administrative Company and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and none of the audits completed to date has identified any material issues regarding our participation in the USF program.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.  We have complied with and are continuing to respond to all requests for information.

A significant portion of our support payments have varied over time based on our average cost to serve customers compared to national cost averages.  Under the USF High Cost Loop support program, which is the USF’s principal support program, our payments from the USF will decrease if national average costs per loop increase at a rate greater than our average cost per loop.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop support program to decrease in 2008 when compared to 2007.  Similarly, we anticipate that our 2009 revenues from the USF High Cost Loop support program will be lower than 2008.  See Item 7 of Part II of this annual report for more information.

In late 2002, the FCC requested that the Federal-State Joint Board (“FSJB”) on Universal Service review various FCC rules governing high cost universal service support, including rules regarding eligibility to receive support payments in markets served by LECs and competitive carriers.   Since then, the FSJB recommended a comprehensive general review of the high-cost support mechanisms for rural and non-rural carriers and requested comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us.  The FCC Chairman’s November 2008 proposal regarding USF reform would (i) require that all high-cost USF recipients have broadband service capabilities deployed in 100% of their markets within five years; (ii) freeze ILEC support at December 2008 levels; and (iii) expand the current Lifeline and Link-up programs.

Over the past few years, the FSJB has proposed that the FCC consider several changes to USF programs, including an interim cap on the amount of high cost support that competitive eligible telecommunications carriers (“CETCs”) may receive.  The FSJB also recommended elimination of the identical support rule which now enables wireless CETCs to draw identical support based on the ILEC’s cost.   In addition, the FSJB is recommending certain other reforms, including (i) caps on the present high cost funding mechanism, (ii) certification of only one wireline, one wireless and one broadband carrier in each market and (iii) further consideration of competitive bidding as a distribution mechanism.  Until the FCC acts on these recommendations, we cannot estimate the impact that such proposals would have on our operations.  In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, none of which have been resolved at this time.  We will continue to be active in monitoring and participating in these developments.

In 2004, the FCC mandated changes in the administration of the universal service support programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to LECs from the Universal Service High Cost Loop support program.  Congress has passed bills in recent years granting successive one-year exemptions from the federal law that impacted the E-rate program, including a bill extending the exemption through December 31, 2008. An additional exemption is currently pending before Congress.  Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

A substantial portion of our state support payments are payable by Louisiana under a state universal service fund program.  An order was approved by the Louisiana Public Service Commission (“LPSC”) in December 2008 which restructures the program to determine our state support based on embedded cost.  We expect the payments to be received under this fund to approximate those received by us under the predecessor program.  The costs are subject to an annual adjustment by the LPSC.  As such, there can be no assurance that the funding levels will remain at current levels.

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

Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services.  This trend is more pronounced among residential customers, which comprise 73% of our access line customers.  We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.  Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider.  Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.

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

Technological developments have led to the development of new services that compete with traditional LEC services.  Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  As of December 31, 2008, we believe that approximately 43-48% of our access lines faced competition from cable voice offerings.  Additionally, several large electric utilities have announced plans to offer communications services that compete with some LECs.

Improvements in the quality of Voice over Internet Protocol (“VoIP”) service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers route calls partially or wholly over the Internet, without use of ILEC's circuit switches and, in certain cases, without use of ILEC's networks to carry their communications traffic.  VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs.  These plans may also be priced competitively or below those currently charged for traditional local and long distance telephone services for several reasons, including lower operating costs.   In December 2003, the FCC initiated rulemaking that is expected to address the effect of VoIP on intercarrier compensation, universal service and emergency services.  Although the FCC’s rulemaking regarding VoIP-enabled services remains pending, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including (i) an April 2004 order that found an IP-telephony service using the public switched telephone network to be a regulated telecommunications service subject to interstate access charges, (ii) a November 2004 order that Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state regulation and (iii) a June 2005 order requiring all VoIP service providers whose services are interconnected to the public switched telephone network to provide E-911 services to their customers.  There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures.  As such, a growing number of companies are competing to serve the communications needs of the same customer base.   Several of these companies started offering full service bundles before us, which could give them an advantage in building customer loyalty.  Such activities will continue to place downward pressure on the demand for our access lines.

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

Exclusive of acquisitions, we expect our operating revenues in 2009 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering.

Regulation and Competition Relating to Other Operations

Long Distance Operations.  We offer intra-LATA, intrastate and interstate long distance services.  State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state.  Federal regulators have jurisdiction over interstate toll calls.  Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets.  Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality.  Traditionally, our principal competitors for providing long distance services were large national carriers, regional phone companies and dial-around resellers.  Increasingly, however, we have experienced competition from newer sources, including wireless companies offering attractively-priced calling plans.  Technological substitutions, including VoIP and electronic mail, have further reduced demand for traditional long distance services.  To counter such competition, we now offer unlimited long distance calling plans.

Data Operations.  In connection with our data business, we face competition from Internet service providers, satellite companies and cable companies which use wired or wireless technologies to offer dial-up Internet access services or high-speed broadband services.  As of December 31, 2008, we believe approximately 60% of our local exchange markets are overlapped by cable systems offering data services competitive with ours.  Many of these competitors offer content or other features that we cannot match.   Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries, although recent FCC rule changes classifying our high-speed offering as an “information service” has helped reduce regulatory disparities.  These recent rule changes further provided companies the option to deregulate (for price cap companies) or detariff (for rate of return companies) high-speed Internet services.  During 2006, all of our operating companies elected to either deregulate or detariff their high-speed Internet services, which decreased regulatory oversight and increased our retail pricing flexibility.

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

OTHER DEVELOPMENTS OR MATTERS

In August 2007, our board of directors approved a $750 million stock repurchase program which expires in September 2009, unless extended by the board.  Through December 31, 2008, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  We have suspended our current share repurchase program pending completion of our acquisition of EMBARQ.  We previously repurchased approximately $401.0 million, $186.7 million, $437.5 million and $1.028 billion of our shares under separate repurchase programs approved in February 2004, February 2005, May 2005 and February 2006, respectively.  For additional information, see Liquidity and Capital Resources included in Item 7 of this annual report.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share, and declared a one-time dividend of $.6325 per share, which was paid in July 2008, which, when coupled with the previously-paid second quarter 2008 dividend, equaled the newly-established $.70 per share quarterly rate.  See “Risk Factors” below for additional information regarding our current dividend practice.

In February 2009, the American Recovery and Reinvestment Act of 2009 was signed into law.  Such Act includes programs for loans and grants for broadband investment that total $7.2 billion.  Our utilization of these programs will depend in part on how the agencies charged with maintaining the programs interpret the new law.  If these programs are implemented in a fashion that affords us opportunities to expand or enhance our broadband offerings, we will likely apply for grant funding to deploy broadband in some of our higher cost rural areas.

We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2008 have not been material and we currently have no reason to believe that such costs will become material.

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

Risks Related to Our Business

If we continue to experience access line losses similar to the past several years, our revenues, earnings and cash flows may be adversely impacted.

Our business generates a substantial portion of its revenues by delivering voice and data services over access lines.  We have experienced access line losses over the past several years, including a 6.4% decline during the year ended December 31, 2008, due to a number of factors, including increased competition and wireless and broadband substitution.  We expect to continue to experience access line losses in our markets for an unforeseen period of time.  Our inability to retain access lines could adversely impact our revenues, earnings and cash flow from operations.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

To date, our operations and liquidity has not been materially impacted by the current credit environment; however, the recent tightening of the credit markets may negatively impact our operations in the future if overall borrowing rates increase.  In addition, if the economy and credit markets continue to deteriorate, it may impact our ability to collect receivables from our customers and other communications companies.  This deterioration may also cause our customers to reduce or terminate their receipt of service offerings from us due to their inability to pay for such services or to completely forego our service offerings for other competitive services.  Such events would negatively impact our results of operations.  We cannot predict with certainty the impact to us of any further deterioration in the overall economy and credit markets.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  Should our actual return on plan assets continue to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense and our required cash contribution to our pension plan will increase in future periods.  Such events would negatively impact our results of operations and cash flow.

We face competition, which we expect to intensify and which may reduce market share and lower profits.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive. We face competition from (i) wireless telephone services, which we expect to increase if wireless providers continue to expand and improve their network coverage, offer fixed-rate calling plans, lower their prices and offer enhanced services and (ii) cable television operators, competitive local exchange carriers and voice-over-Internet protocol, or VoIP, providers.  Over time, we expect to face additional local exchange competition from electric utility and satellite communications providers and alternative networks or non-carrier systems designed to reduce demand for our switching or access services.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

Our competitive position could be weakened in the future by strategic alliances or consolidation within the communications industry or the development of new technologies. Our ability to compete successfully will depend on how well we market our products and services and on our ability to anticipate and respond to various competitive and technological factors affecting the industry, including changes in regulation (which may affect us differently from our competitors), changes in consumer preferences or demographics, and changes in the product offerings or pricing strategies of our competitors.

Many of our current and potential competitors (i) have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours, (ii) own larger and more diverse networks, (iii) conduct operations or raise capital at a lower cost than us, (iv) are subject to less regulation, (v) offer greater online content services or (vi) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained in greater detail elsewhere in this annual report, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We also earned less intrastate revenues in 2008 due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services).  We believe that our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

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

Recently, we broadened our services and products by offering satellite television services and reselling wireless services as part of our bundled product and service offerings.  Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future, including new offerings exploiting the 700 MHz spectrum that we purchased in 2008.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  We cannot assure you that our recent or future diversification efforts will be successful.

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

Following the EMBARQ merger, we may continue to expand our operations through additional acquisitions and new product and service offerings, some of which involve complex technical, engineering, and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls.  We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Network disruptions could adversely affect our operating results.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

•	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions, terrorism or otherwise

•	capacity limitations

•	software and hardware defects or malfunctions

•	breaches of security, including sabotage, tampering, computer viruses and break-ins, and

•	other disruptions that are beyond our control.

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

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) is important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

We rely on a limited number of key suppliers and vendors to operate our business.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure.  Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches.  Some of the digital switches were manufactured by Nortel, which recently declared bankruptcy.  If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly.  To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.  We also rely on a limited number of other communications companies in connection with reselling long distance, wireless and satellite entertainment services to our customers.  In addition, we rely on a limited number of software vendors to support our business management systems.  In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

In addition, certain of our operations carry a significant amount of voice and data traffic for larger communications companies.  As these larger communications companies consolidate or expand their networks, it is possible that they could transfer a significant portion of this traffic from our network to their networks, which could negatively impact our business and results of operations.

We depend on key members of our senior management team.

Our success depends largely on the skills, experience and performance of a limited number of senior officers, none of whom are parties to employment agreements.  Competition for senior management in our industry is intense and we may have difficulty retaining our current senior managers or attracting new ones in the event of terminations or resignations.  For a discussion of similar concerns relating to the EMBARQ merger, see “Risks Related to the Pending Acquisition of EMBARQ – We and EMBARQ may be unable to retain key employees” below.

We could be affected by certain changes in labor matters.

At December 31, 2008, approximately 25% of our employees were members of 15 separate bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.   We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Risks Related to the Pending Acquisition of EMBARQ

Our ability to complete the EMBARQ merger is subject to the receipt of consents and approvals from government entities which may impose conditions that could adversely effect us or cause us to abandon the merger.

We are unable to complete the merger until after we receive approvals from the FCC and various state governmental entities.  In deciding whether to grant some of these approvals, the relevant governmental entity will make a determination of whether, among other things, the merger is in the public interest.  Regulatory entities may impose certain requirements or obligations as conditions for their approval.

The merger agreement may require us to accept conditions from these regulators that could adversely impact the combined company without us having the right to refuse to close the merger on the basis of those regulatory conditions.  We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not materially adversely effect us following the merger.  In addition, we can provide no assurance that these conditions will not result in the abandonment of the merger.

Failure to complete the merger could negatively impact us.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of $140 million;

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diverting the focus of management from pursuing other opportunities that could be beneficial to us,

in each case, without realizing any of the benefits of having the merger completed.

The pendency of the merger could adversely affect us.

In connection with the pending merger, some of our customers may delay or defer decisions, which could negatively impact our revenues, earnings and cash flows regardless of whether the merger is completed.  Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger.  For a discussion of similar concerns following the merger, see “ – We and EMBARQ may be unable to retain key employees.”

We expect to incur substantial expenses related to the integration of EMBARQ.

We expect to incur substantial expenses in connection with integrating the business, policies, procedures, operations, technologies and systems of EMBARQ with ours.  There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance.  While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses following the completion of the merger.  These integration expenses likely will result in our taking significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain at present.

Following the merger, the combined company may be unable to successfully integrate our business and EMBARQ’s business and realize the anticipated benefits of the merger.

The merger involves the combination of two companies which currently operate as independent public companies.  The combined company will be required to devote significant management attention and resources to integrating its business practices and operations.  Potential difficulties the combined company may encounter in the integration process include the following:

•
the inability to successfully combine our business and EMBARQ’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•	complexities associated with managing the combined businesses;

•	integrating personnel from the two companies while maintaining focus on providing consistent, high quality products and customer service;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

In addition, we and EMBARQ have operated and, until the completion of the merger, will continue to operate, independently.  It is possible that the integration process could result in the diversion of each company’s management’s attention, the disruption or interruption of, or the loss of momentum in, each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger, or could reduce the earnings or otherwise adversely affect the business and financial results of the combined company.

We and EMBARQ may be unable to retain key employees.

Our success after the merger will depend in part upon our ability to retain key EMBARQ and CenturyTel employees.  Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the merger.  Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or EMBARQ have been able to in the past.

Following the merger, we may need to launch branding or rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.

We plan to consult with EMBARQ about whether to change our name and primary brand in connection with the merger.  Prior to the merger, we and EMBARQ will each continue to market our respective products and services using the “CenturyTel” and “EMBARQ” brand names and logos.  Following the merger, we plan to market our products and services under “CenturyTel,” “EMBARQ” or some other name.  As a result, we will discontinue use of either or both of the “CenturyTel” or “EMBARQ” brand names and logos in some or all of the markets of the combined company.  If we retain either our name or EMBARQ’s, we will nonetheless incur substantial capital and other costs in rebranding our products and services in those markets that previously used a different name.  If we choose an entirely new brand, these costs will be even greater, and we may not be able to achieve or maintain name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

Risks Related to Our Regulatory Environment

Our revenues could be materially reduced or our expenses materially increased by changes in regulations, including those recently proposed by the chairman of the FCC.

The majority of our revenues are substantially dependent upon regulations which, if changed, could result in material revenue reductions.  Laws and regulations applicable to us and our competitors have been and are likely to continue to be subject to ongoing changes and court challenges, which could also affect our revenues.

Risk of loss or reduction of network access charge revenues or support fund payments.  A significant portion of our revenues are derived from access charge revenues that are paid to us by long distance carriers based largely on rates set by federal and state regulatory bodies.  In particular, the FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenues.  The FCC has been considering comprehensive reform of its intercarrier compensation rules for several years.  Any reform eventually adopted by the FCC will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, our financial results could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Furthermore, access charges currently paid to us could be diverted to competitors who enter our markets or expand their operations, either due to changes in regulation or otherwise.

We receive a substantial portion of our revenues from the federal Universal Service Fund (“USF”), and, to a lesser extent, intrastate support funds.  These governmental programs are reviewed and amended from time to time, and we cannot assure you that they will not be changed or impacted in a manner adverse to us.  For several years, the FCC and a federal-state joint board established by Congress have considered comprehensive reforms of the federal USF contribution and distribution rules.  During this period, various parties have objected to the size of the USF or questioned the continued need to maintain the program in its current form.  Over the past few years, our high cost support fund revenues have decreased due to increases in the nationwide average cost per loop factor used to determine payments to program participants, as well as declines in the overall size of the high cost support fund.  Pending judicial appeals and congressional proposals create additional uncertainty regarding our future receipt of support payments.  In addition, the number of eligible telecommunications carriers receiving support payments from this program has increased substantially in recent years, which, coupled with other factors, has placed additional financial pressure on the amount of money that is available to provide support payments to all eligible recipients, including us.

On November 5, 2008, the FCC issued a document that, among other things, requested public comment on the reform proposal, including a draft proposal of the FCC chairman designed to comprehensively redefine and reform the FCC’s intercarrier compensation rules and the federal USF rules.  The draft proposes to reduce intrastate and interstate access rates and local reciprocal compensation rates to levels substantially below those currently charged by us.  The draft also proposes changes to USF rules that would mandate broadband deployment, freeze the level of certain USF support payments, and expand various USF programs, the combined effect of which would adversely impact local exchange carriers by limiting the amount of USF revenues available to them and increasing their operating costs.  It is currently unclear what action the FCC may take with respect to the draft proposals.  Adoption of the chairman’s original proposal could result in a material adverse impact on the results of our operations.

Risks posed by state regulations. We are also subject to the authority of state regulatory commissions which have the power to regulate intrastate rates and services, including local, in-state long-distance and network access services.  Notwithstanding the movement toward alternative state regulation, LECs operating approximately 28% of our total access lines continue to be subject to “rate of return” regulation for intrastate purposes.  These LECs remain subject to the powers of state regulatory commissions to conduct earnings reviews and adjust service rates, which could lead to revenue reductions.  LECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect. Our business could also be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing state regulations. In particular, we cannot assure you that we will succeed in obtaining or maintaining all requisite state regulatory approvals for our operations without the imposition of restrictions on our business, which could have the effect of imposing material additional costs on us or limiting our revenues.

Risks posed by costs of regulatory compliance.  Regulations continue to create significant compliance costs for us.  Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.  Our business also may be impacted by legislation and regulation imposing new or greater obligations related to assisting law enforcement, bolstering homeland security, minimizing environmental impacts, or addressing other issues that impact our business (including local number portability and customer proprietary network information requirements).  For example, existing provisions of the Communications Assistance for Law Enforcement Act require communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance.  We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

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

The 1996 Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries.  This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will ultimately have on us and our competitors.  Several regulatory and judicial proceedings have recently concluded, are underway or may soon be commenced, which address issues affecting our operations and those of our competitors.  Moreover, certain communities nationwide have expressed an interest in establishing municipal telephone utilities that would compete for customers.  We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

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

We have a substantial amount of indebtedness, which could have material adverse consequences for us, including (i) hindering our ability to adjust to changing market, industry or economic conditions, (ii) limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses, (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (iv) making us more vulnerable to economic or industry downturns, including interest rate increases, and (v) placing us at a competitive disadvantage to those of our competitors that have less indebtedness.

In connection with executing our business strategies, following the EMBARQ merger we expect to continue to evaluate the possibility of acquiring additional communications assets, and we may elect to finance future acquisitions by incurring additional indebtedness.  Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings, including capital necessary to finance any new offerings exploiting the 700MHz spectrum that we purchased in 2008.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit ratings could be adversely affected.  As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our indebtedness could be adversely affected.

We cannot assure you that we will be able to continue paying dividends at the current rate.

As noted elsewhere in this annual report, we plan to continue our current dividend practices.  However, you should be aware that our shareholders may not receive the same dividends for reasons that may include any of the following factors:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

•	while our dividend practices involve the distribution of a substantial portion of our cash available to pay dividends, our board of directors could change its practices at any time;

•	the actual amounts of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

•	the effects of regulatory reform, including any changes to intercarrier compensation and the Universal Service Fund rules;

•	our ability to maintain investment grade credit ratings on our senior debt;

•
the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

•	the amount of dividends that we may distribute is subject to restrictions under Louisiana law.

Our board is free to change or suspend our dividend practices at any time.  Our common shareholders should be aware that they have no contractual or other legal right to dividends.

Our current dividend practices could limit our ability to pursue growth opportunities.

The current practice of our board of directors to pay an annual $2.80 per common share dividend reflects an intention to distribute to our shareholders a substantial portion of our free cash flow.  As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business in the future.  In addition, our ability to pursue any material expansion of our business, through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing.  We cannot assure you that such financing will be available to us at all, or at an acceptable cost.

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

Our articles of incorporation provide for a classified board of directors, which limits the ability of an insurgent to rapidly replace the board.  In addition, a number of other provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyTel unless the takeover is approved by our board of directors.  This could deprive our shareholders of any related takeover premium.

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks.  For a description of additional risks, please see “Operations” above, “Forward-Looking Statements” below, and the other items of this annual report, particularly Items 3, 7 and 8.

Cautionary Statements Regarding Forward-Looking Statements

This report on Form 10-K and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements relating to CenturyTel or EMBARQ, the operations of either such company or our pending merger with EMBARQ, including without limitation statements with respect to CenturyTel’s or EMBARQ’s anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “should,” “could,” and “may,” and variations thereof and similar expressions.  Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Actual results or performance by CenturyTel or EMBARQ, and issues relating to our pending merger with EMBARQ, may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could impact actual results of CenturyTel or EMBARQ, the combined company or the pending merger include but are not limited to:

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

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from regulatory changes, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings that could impact our competitive position, revenues, compliance costs, capital expenditures or prospects, including regulatory changes recently proposed by the chairman of the FCC, and (iii) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate LECs operating in high-cost markets

•	our ability to effectively adjust to changes in the communications industry

•	our ability to successfully complete our pending merger with EMBARQ, including timely receiving all regulatory approvals

•
the possibility that the anticipated benefits from the merger cannot be fully realized in a timely manner or at all, or that integrating EMBARQ’s operations into our will be more difficult, disruptive or costly than anticipated

•
our ability to effectively manage our expansion opportunities, including without limitation our ability to (i) effectively integrate newly-acquired or newly-developed businesses into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets from the EMBARQ merger within the anticipated timeframe, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for our traditional telephone or access services caused by greater use of wireless, electronic mail or Internet communications or other factors

•
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our new video, voice and broadband services, (ii) successfully exploiting the 700 MHz spectrum that we purchased in 2008, (iii) expand successfully our full array of service offerings to new or acquired markets and (iv) offer bundled service packages on terms attractive to our customers

•
our continued access to credit markets on favorable terms, including our continued access to financing in amounts, and on terms and conditions, necessary to support our operations and refinance existing indebtedness when it becomes due

•	our ability to collect receivables from financially troubled communications companies

•	our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages

•	regulatory limits on our ability to change the prices for telephone services in response to industry changes

•
impediments to our ability to expand through attractively priced acquisitions, whether caused by regulatory limits, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers

•	the possible need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors

•	the lack of assurance that we can compete effectively against better-capitalized competitors

•	the impact of potential network disruptions on our business

•	general worldwide economic conditions and related uncertainties, including continued access to credit markets on favorable terms

•	the effects of adverse weather on our customers or properties

•	other risks referenced in this report and from time to time in our other filings with the Securities and Exchange Commission

•	the effects of more general factors, including without limitation:

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

 ❖     failures in our internal controls that could result in inaccurate public disclosures or fraud

 ❖    changes in our debt ratings

 ❖  unfavorable outcomes of regulatory or legal proceedings and investigations, including rate proceedings and tax audits

 ❖      losses or unfavorable returns on our investments in other communications companies

 ❖  delays in the construction of our networks

 ❖  changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles, including the possible future discontinuance of Statement of Financial Accounting Standards No. 71 to our wireline subsidiaries.

For additional information, see the description of our business included above, as well as Item 7 of this annual report.  Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

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

           Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2008 and 2007, our gross property, plant and equipment of approximately $8.9 billion and $8.7 billion, respectively, consisted of the following:

	December 31,
	2008	2007

Cable and wire	52.5%	52.8
Central office	32.3	32.0
General support	9.2	9.4
Fiber transport	3.7	3.3
Construction in progress	.8	1.1
Other	1.5	1.4
	100.0%	100.0

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

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  Our appeal of this class certification decision was denied.  Our preliminary analysis indicates that we billed less than $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly above amounts previously accrued.  The Court’s order does not specify the award of damages, the scope and amounts of which, if any, remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we currently cannot reasonably estimate the maximum amount of possible loss if this matter proceeds to litigation.  However, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our financial position or on-going results of operations.

We received an aggregate of approximately $128 million during 2006 and 2007 from the redemption of our Rural Telephone Bank stock.  Some portion of those proceeds, while not estimable at this time, may under certain circumstances be subject to review, reduction or refund by regulatory authorities or judicial process, which in each case could have an adverse effect on our financial results.

From time to time, we are involved in other proceedings or investigations incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.   The outcome of these other proceedings is not predictable.  However, we do not expect that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

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

		Sales prices		Dividend per
		High	Low	common share
2008:
	First quarter	$ 42.00	32.00	.0675
	Second quarter	$ 37.25	30.55	.0675
	Third quarter	$ 40.35	34.13	1.3325
	Fourth quarter	$ 40.00	20.45	.70

2007:
	First quarter	$ 46.80	42.66	.065
	Second quarter	$ 49.94	45.14	.065
	Third quarter	$ 49.91	41.10	.065
	Fourth quarter	$ 46.90	39.91	.065

Common stock dividends during 2008 and 2007 were paid each quarter.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share, and declared a one-time dividend of $.6325 per share, payable in July 2008, which, when coupled with the previously-paid second quarter 2008 dividend, equaled the newly-established $.70 per share quarterly rate.

As of February 20, 2009, there were approximately 3,900 stockholders of record of our common stock.  As of February 20, 2009, the closing stock price of our common stock was $26.17.

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

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.  Through December 31, 2008, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  We suspended repurchases in September 2008 pending completion of our acquisition of EMBARQ.

During the fourth quarter of 2008, we withheld 128 shares of stock at an average price of $26.54 per share to pay taxes due upon the vesting of restricted stock for certain of our employees in October 2008.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2008:

Selected Income Statement Data

	Year ended December 31,
	2008	2007	2006	2005	2004
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$2,599,747	2,656,241	2,447,730	2,479,252	2,407,372

Operating income	$721,352	793,078	665,538	736,403	753,953

Net income	$365,732	418,370	370,027	334,479	337,244

Basic earnings per share	$3.57	3.82	3.17	2.55	2.45

Diluted earnings per share	$3.56	3.72	3.07	2.49	2.41

Dividends per common share	$2.1675	.26	.25	.24	.23

Average basic shares outstanding	102,268	109,360	116,671	130,841	137,215

Average diluted shares outstanding	102,871	113,094	122,229	136,087	142,144

Selected Balance Sheet Data

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Net property, plant and equipment	$2,895,892	3,108,376	3,109,277	3,304,486	3,341,401
Goodwill	$4,015,674	4,010,916	3,431,136	3,432,649	3,433,864
Total assets	$8,254,195	8,184,553	7,441,007	7,762,707	7,796,953
Long-term debt	$3,294,119	2,734,357	2,412,852	2,376,070	2,762,019
Stockholders' equity	$3,163,240	3,409,205	3,190,951	3,617,273	3,409,765

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2008	2007	2006	2005	2004

Telephone access lines (1) (2)	1,998,000	2,135,000	2,094,000	2,214,000	2,314,000
High-speed Internet customers (1)	641,000	555,000	369,000	249,000	143,000

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

RESULTS OF OPERATIONS

OVERVIEW

CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing an array of communications services to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which include both high-speed (“DSL”) and dial-up Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.

On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction.  Under the terms of the agreement, EMBARQ shareholders will receive 1.37 CenturyTel shares for each share of EMBARQ common stock they own at closing.  On December 31, 2008, EMBARQ had outstanding approximately 142.4 million shares of common stock and $5.7 billion of long-term debt.  The two companies have a combined operating presence in 33 states with approximately 7.7 million access lines and two million broadband customers.  Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.  For additional information, see Item 1 of Part I of this annual report and Note 1.

As further discussed in Note 11, during the second quarter of 2008, we recognized an $8.2 million curtailment loss (reflected in selling, general and administrative expense) in connection with amending our Supplemental Executive Retirement Plan (“SERP”).  We also recognized a $4.5 million pre-tax gain (reflected in other income (expense)) upon liquidation of our investments in marketable securities in the SERP trust in the second quarter of 2008.  We will record a one-time settlement charge in the first quarter of 2009 of approximately $7.7 million in connection with the lump sum distributions made in early 2009.

In 2008 and 2007, we recognized net after tax benefits of approximately $12.8 million and $32.7 million, respectively, related to the recognition of previously unrecognized tax benefits.  See Note 12 for additional information.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

In the fourth quarter of 2007, we recorded a $16.6 million pre-tax impairment charge in order to write-down the value of certain long-lived assets in six of our northern competitive local exchange carrier markets to their estimated realizable value.  We determined the estimated realizable value based on proposals received during our sales process of such properties commenced in 2007.  We sold such properties in separate transactions in May and July 2008.  Results of operations for these markets are included in our consolidated results of operations up to the respective sales dates.

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

Effective January 1, 2007, we changed our relationship with our provider of satellite television service from a revenue sharing arrangement to an agency relationship and, in connection therewith, we received in the second quarter of 2007 a non-recurring reimbursement of $5.9 million, of which $4.1 million was reflected as a reduction of cost of services (which we previously incurred as subscriber acquisition costs) and the remainder was reflected as revenues.  This change has also resulted in us recognizing higher levels of operating income compared to our prior arrangement.

Over each of the past few years, we announced reductions of our workforce of an aggregate of approximately 700 jobs and, in connection therewith, incurred net pre-tax charges of approximately $1.7 million in 2008, $2.2 million in 2007 and $7.5 million in 2006 for severance and related costs.    See Note 8 for additional information.

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

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to the loss of access lines and minutes of use.  To mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products to new customers.

Our net income for 2008 was $365.7 million, compared to $418.4 million during 2007 and $370.0 million during 2006.  Diluted earnings per share for 2008 was $3.56 compared to $3.72 in 2007 and $3.07 in 2006.  The number of average diluted shares outstanding declined 9.0% in 2008 and 7.5% in 2007 primarily due to our share repurchases during the past three years.

Year ended December 31,	2008	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$721,352	793,078	665,538
Interest expense	(202,217)	(212,906)	(195,957)
Other income (expense)	40,954	38,770	121,568
Income tax expense	(194,357)	(200,572)	(221,122)
Net income	$365,732	418,370	370,027

Basic earnings per share	$3.57	3.82	3.17

Diluted earnings per share	$3.56	3.72	3.07

Average basic shares outstanding	102,268	109,360	116,671

Average diluted shares outstanding	102,871	113,094	122,229

Operating income decreased $71.7 million in 2008 due to a $56.5 million decrease in operating revenues and a $15.2 million increase in operating expenses. Operating income increased $127.5 million in 2007 as a $208.5 million increase in operating revenues was partially offset by an $81.0 million increase in operating expenses.

            In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund described elsewhere herein); our ability to effectively adjust to changes in the communications industry; our ability to successfully complete our pending merger with EMBARQ, including timely receiving all regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and  hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.  These and other uncertainties related to our business and our pending acquisition of EMBARQ are described in greater detail in Item 1A included herein. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.  We undertake no obligation to update any of our forward-looking statements for any reason.

All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

OPERATING REVENUES

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Voice	$874,041	889,960	871,767
Network access	820,383	941,506	878,702
Data	524,194	460,755	351,495
Fiber transport and CLEC	162,050	159,317	149,088
Other	219,079	204,703	196,678

Operating revenues	$2,599,747	2,656,241	2,447,730

During 2007, we recognized revenues of approximately $42.2 million related to the expiration of a regulatory monitoring period, of which approximately $25.4 million is reflected in network access revenues and $16.8 million is reflected in data revenues.  In addition, in 2007 we recognized approximately $49.0 million of network access revenues related to the settlement of a dispute with a carrier.  We do not expect this level of favorable revenue settlements to reoccur in the future.

Voice revenues.   We derive voice revenues by providing local exchange telephone services and retail long distance services to customers in our service areas.  The $15.9 million (1.8%) decrease in voice revenues in 2008 is primarily due to (i) a $22.5 million decrease due to a 5.9% decline in the average number of access lines (exclusive of our acquisition of Madison River properties); (ii) a $10.8 million decrease in custom calling feature revenues primarily due to the continued migration to bundled service offerings at a lower effective rate; and (iii) a $7.7 million decline as a result of a decrease in revenues associated with extended area calling plans.  These decreases were partially offset by $17.0 million of additional revenues attributable to the Madison River properties acquired April 30, 2007 and a $9.9 million increase in long distance revenues attributable to an increase in the percentage of our customer base on fixed rate unlimited calling plans and the implementation of rate increases applicable to several rate plans in late 2007 and early 2008.

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

Total access lines declined 136,800 (6.4%) during 2008 compared to a normalized decline of 119,700 (5.7%) during 2007.  We believe the decline in the number of access lines during 2008 and 2007 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 5.7% and 6.7% in 2009.

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

Network access revenues decreased $121.1 million (12.9%) in 2008 and increased $62.8 million (7.1%) in 2007 due to the following factors:

	2008	2007
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Favorable settlement of a dispute with a carrier in 2007	$(48,987)	48,987
Intrastate revenues due to decreased minutes of use, decreased access rates in certain states and recovery from state support funds	(29,022)	(20,912)
Revenue recognition upon expiration of regulatory monitoring periods in 2007	(25,402)	25,402
Partial recovery of operating costs through revenue sharing arrangements with other telephone companies, interstate access revenues and return on rate base	(15,857)	(21,311)
Recovery from the federal Universal Service High Cost Loop support program	(14,596)	2,231
Acquisition of Madison River	12,345	33,923
Prior year revenue settlement agreements	1,922	(2,346)
Other, net	(1,526)	(3,170)
	$(121,123)	62,804

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

In 2008 and 2007, we experienced reductions in our intrastate revenues of approximately $29.0 million and $20.9 million, respectively, primarily due to a reduction in intrastate minutes (partially due to the displacement of minutes by wireless, electronic mail and other optional calling services).   We believe that intrastate minutes will continue to decline in 2009, although we cannot estimate the magnitude of such decrease.

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

            Our revenues from the Universal Service High Cost Loop Fund decreased approximately $14.6 million in 2008 and increased $2.2 million in 2007.  Such decrease in 2008 was primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  We anticipate our 2009 revenues from the federal Universal Service High Cost Loop support program will decrease between $12 and $14 million compared to 2008.

Data revenues.  We derive our data revenues primarily by providing Internet access services (both DSL and dial-up services) and data transmission services over special circuits and private lines.   Data revenues increased $63.4 million (13.8%) in 2008 substantially due to (i) a $57.8 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and (ii) $16.3 million of additional revenues contributed by Madison River.  Such increases were partially offset by $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of the previously described regulatory monitoring period.  While we expect our data revenues to increase in 2009 as compared to 2008, we do not expect to recognize the same level of increase as we experienced in 2008 primarily due to the fact that our customer base is more highly penetrated with DSL services.

Data revenues increased $109.3 million (31.1%) in 2007 substantially due to (i) a $66.4 million increase in DSL-related revenues due primarily to growth in the number of DSL customers; (ii) $34.5 million of revenues contributed by Madison River and (iii) $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of the previously described regulatory monitoring period.  Such increases were partially offset by a $5.4 million decrease in special access revenues primarily due to certain customers disconnecting circuits and a $5.1 million decrease in dial-up Internet revenues due to a decline in the number of dial-up customers.

Fiber transport and CLEC.   Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.  Fiber transport and CLEC revenues increased $2.7 million (1.7%) in 2008, of which $6.4 million was due to growth in our incumbent fiber transport business and $2.5 million was due to additional revenue contributed by Madison River.  Such increases were partially offset by a $2.6 million decrease due to the sales of six CLEC markets that were consummated in the second and third quarters of 2008 and a $3.5 million decrease in CLEC revenues primarily due to customer disconnects.

Fiber transport and CLEC revenues increased $10.2 million (6.9%) in 2007, of which $8.7 million was due to growth in our incumbent fiber transport business and $4.8 million was contributed by Madison River.  Such increases were partially offset by a $3.5 million decrease in CLEC revenues primarily due to customer disconnects.

           Other revenues.  We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) providing new service offerings, principally consisting of our new video and wireless reseller services.  Other revenues increased $14.4 million (7.0%) in 2008 primarily due to (i) $7.7 million of additional revenues contributed by Madison River and (ii) a $2.8 million increase in directory revenues.

Other revenues increased $8.0 million (4.1%) in 2007 primarily due to $13.9 million of revenues contributed by Madison River.   In connection with receiving a one-time reimbursement as a result of our above-described change in our contractual relationship with our satellite television service provider, we recorded a $1.9 million one-time increase to revenues in 2007. The impact of the change in the arrangement from a gross to a net revenue presentation resulted in an $8.2 million decrease in recurring revenues for the twelve months ended December 31, 2007 compared to 2006.

OPERATING EXPENSES

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$955,473	937,375	888,414
Selling, general and administrative	399,136	389,533	370,272
Depreciation and amortization	523,786	536,255	523,506
Operating expenses	$1,878,395	1,863,163	1,782,192

Cost of services and products.   Cost of services and products increased $18.1 million (1.9%) in 2008 primarily due to (i) $22.7 million of additional costs incurred by the Madison River properties; (ii) a $12.3 million increase in DSL-related expenses due to growth in the number of DSL customers; (iii) a $4.9 million increase in costs associated with our recently launched switched digital video offering; and (iv) a $4.1 million increase due to a one-time reimbursement of costs received from our satellite television service provider in the second quarter of 2007 in connection with the change in our arrangement, as mentioned above.  Such increases were partially offset by (i) a $16.6 million impairment charge recorded in 2007 related to certain of our CLEC assets that were subsequently sold in 2008; (ii) a $4.4 million reduction in costs due to the six CLEC markets sold and (iii) a $1.6 million decrease in salaries and benefits.

            Cost of services and products increased $49.0 million (5.5%) in 2007 primarily due to (i) $52.5 million of costs incurred by our Madison River properties; (ii) a $20.9 million increase in DSL-related expenses due to growth in the number of DSL customers; (iii) a $16.6 million impairment charge related to certain of our CLEC assets that were subsequently sold in 2008; and (iv) a $7.8 million increase in expenses associated with pole attachments primarily due to rate increases.  Such increases were partially offset by (i) a $33.1 million decrease in salaries and benefits due to one-time costs associated with workforce reductions in 2006 and the impact of having fewer incumbent employees resulting from workforce reductions in 2007 and 2006 and (ii) a $19.7 million decrease in expenses associated with our satellite television service offering due to a change in our arrangement as mentioned above (such reduction includes a $4.1 million one-time reimbursement of costs received from the service provider in 2007 in connection with the change in the arrangement, as described above).

Selling, general and administrative.   Selling, general and administrative expenses increased $9.6 million (2.5%) in 2008 primarily due to (i) an $11.4 million increase in marketing expenses; (ii) an $8.2 million increase due to expenses related to the curtailment loss associated with our SERP; (iii) $5.0 million of costs associated with our pending acquisition of EMBARQ (see Accounting Pronouncements below for additional information) and (iv) $4.8 million of additional costs incurred by Madison River.  Such increases were partially offset by (i) an $8.8 million decrease in operating taxes; (ii) a $5.4 million decrease in bad debt expense (most of which is attributable to a favorable settlement with a carrier in first quarter 2008); (iii) a $4.3 million decrease in salaries and benefits; and (iv) a $2.7 million decrease in information technology expenses.

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

Depreciation and amortization.  Depreciation and amortization decreased $12.5 million (2.3%) primarily due to a $36.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.   Such decrease was partially offset by $13.7 million of additional depreciation and amortization incurred by Madison River and a $12.8 million increase due to higher levels of plant in service.

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

INTEREST EXPENSE

Interest expense decreased $10.7 million (5.0%) in 2008 compared to 2007.  An $18.0 million decrease due to lower average interest rates was partially offset by a $9.3 million increase due to increased average debt outstanding.

Interest expense increased $16.9 million (8.6%) in 2007 compared to 2006.  A $22.7 million increase due to increased average debt outstanding (primarily due to the $750 million of senior notes issued in March 2007 to fund the Madison River acquisition) was partially offset by a $5.9 million decrease due to lower average interest rates.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains or losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $41.0 million in 2008, $38.8 million in 2007 and $121.6 million in 2006.  The years 2008, 2007 and 2006 were impacted by certain charges and credits that are not expected to occur in the future.  Included in 2008 income are (i) approximately $10 million related to the recognition of previously accrued transaction related and other contingencies, (ii) aggregate pre-tax gains of approximately $7.3 million from the sales of certain non-operating investments and (iii) a $4.5 million gain realized upon liquidation of our investments in marketable securities in our SERP trust.  Also included in 2008 is a $3.4 million pre-tax charge related to terminating certain derivative instruments that did not qualify for hedge accounting.  The year 2007 includes a non-recurring pre-tax gain of $10.4 million related to the sale of our interest in a real estate partnership and a $5.2 million pre-tax gain resulting from the final distribution of funds from the RTB redemption mentioned below.  Included in 2006 were pre-tax gains of approximately $118.6 million (substantially all of which related to the redemption of our RTB stock upon dissolution of the RTB), which was partially offset by pre-tax charges of approximately $11.7 million due to the impairment of certain non-operating investments.

Our share of income from our 49% interest in a cellular partnership decreased $2.5 million in 2008 compared to 2007.  We record our share of the partnership income based on unaudited results of operations until the time we receive audited financial statements for the partnership from the unaffiliated general partner.  Upon receipt of the respective audited financial statements, we recorded unfavorable adjustments in 2008 (upon completion of the 2007 audit) and favorable adjustments in 2007 (upon completion of the 2006 and 2005 audits).

INCOME TAX EXPENSE

The effective income tax rate was 34.7%, 32.4%, and 37.4% for 2008, 2007 and 2006, respectively.  Income tax expense was reduced by approximately $12.8 million in 2008 and $32.7 million in 2007 due to the recognition of previously unrecognized tax benefits (see Critical Accounting Policies below and Note 12).  Income tax expense was reduced by approximately $1.7 million in 2008 and $6.4 million in 2006 due to the resolution of various income tax audit issues.

ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”).  Under SFAS 141(R), an acquiring entity will be required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141(R) will change the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date.  SFAS 141(R) is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We will account for our pending acquisition of EMBARQ using the guidance of SFAS 141(R).  Because it was probable that the acquisition date of the pending EMBARQ business combination would be subsequent to the January 1, 2009 effective date of SFAS 141(R), we elected to expense our EMBARQ acquisition related costs that had been incurred through December 31, 2008 in the fourth quarter of 2008 (which aggregated approximately $5.0 million).  Such charge is reflected in selling, general and administrative expense in our 2008 consolidated statement of income.  We will expense additional acquisition related costs as incurred after December 31, 2008.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”).  SFAS 157, effective for us beginning January 1, 2008, defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements required or permitted under other accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets); Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable); and Level 3 (defined as unobservable inputs in which little or no market data exists).  See Note 17 for additional disclosures regarding SFAS 157.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated financial statements.  In addition, net income attributable to the noncontrolling interest will be included in consolidated net income.  SFAS 160 is effective for fiscal years, and the interim periods within those fiscal years, beginning on or after December 15, 2008.  We do not expect SFAS 160 to have a material impact to our consolidated financial statements.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on this pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and, upon adoption, will require us to recast our previously reported earnings per share.  If our diluted earnings per share would have been calculated using the provisions of FSP EITF 03-6-1 for 2008, our diluted earnings per share would have been $3.52 per share as compared to $3.56 per share.

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

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and be capitalized as part of the book value of the long-lived asset.   Although we generally have no legal obligation to remove obsolete assets, depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”), have historically included a component for removal costs in excess of the related estimated salvage value.  Notwithstanding the adoption of SFAS 143, SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.   For these reasons, the adoption of SFAS 143 did not have a material effect on our financial statements.  For our telephone operations acquired from Verizon in 2002 (which are not subject to SFAS 71) and our other non-regulated operations, we have not accrued a liability for anticipated removal costs related to tangible long-lived assets.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) intangible and long-lived assets, (v) business combinations and (vi) income taxes.  Actual results may differ from these estimates and assumptions.  We believe these critical accounting policies discussed below involve a higher degree of judgment or complexity.

Revenue recognition.  Certain of our interstate network access and data revenues are based on tariffed access charges filed directly with the FCC; the remainder of such revenues is derived from revenue sharing arrangements with other LECs administered by the National Exchange Carrier Association, with the exception of DSL-related revenues which were removed from our pooled interstate tariff filing effective July 1, 2006 and are now recognized as revenues when billed.  We currently recognize such interstate network access revenues at the authorized rate of return, unless the actual achieved or projected rate of return is lower than authorized.

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

Pension and postretirement benefits.  Accounting for pensions and postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee provides service to us.  To accomplish this, extensive use is made of various assumptions, such as discount rates, investment returns, mortality, turnover, medical costs and inflation through a collaborative effort by management and independent actuaries.  The results of this effort provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements.  Changes in assumptions used could result in a material impact to our financial results in any given period.

A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets.  For 2008 and 2007, we utilized an expected long-term rate of return on plan assets of 8.25%, which we believe reflects the expected long-term rates of return in the financial markets based on our current plan asset allocation.  We also reviewed the historical rates of return on those plan assets over long-term periods that ranged from 10 to 20 years.  A 25 basis point decrease in the return on plan asset assumption would increase annual combined pension and postretirement expense approximately $870,000.    During 2008, the loss on our pension plan assets was approximately 28%, which was significantly lower than our 8.25% expected return assumption.   The effect of this large difference between actual and expected asset returns for 2008 has negatively impacted us in several ways, including (i) contributing largely to the $80.8 million after-tax increase in our accumulated other comprehensive loss (which reduced our consolidated stockholders’ equity balance as of December 31, 2008); (ii) an expected increase in our pension expense for 2009 compared to 2008 estimated to be approximately $20 million; and (iii) anticipated higher contributions to our pension plans in the near future than previously expected.  We contributed $50 million to our primary pension plan in late 2008.  Since our previous contributions to our primary pension plan have exceeded the minimum amount of contributions required by law, we have accumulated a positive “credit balance” under the plan.  We currently estimate that our existing accumulated credit balance will be sufficient to fully satisfy our required minimum contribution under the plan for 2009 and partially satisfy our 2010 required minimum contribution.  Based on actuarial estimates as of December 31, 2008 that assume the utilization of our existing credit balance to satisfy future cash contributions and assuming no discretionary contributions are made, our required minimum contribution to our primary pension plan is estimated to be $4 million in 2010 and $30 million in 2011.  Our minimum required contributions to our other pension plans are immaterial.

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate.  The discount rate is an assumed rate of return derived from high-quality debt securities that, if applicable at the measurement date to a specified amount of principal, would provide the necessary future cash flows to pay our pension benefit obligations when they become due.  For our pension plans, the discount rate used for the December 31, 2008 measurement date was derived by matching projected benefit payments to bond yields obtained from the CitiGroup Pension Discount Curve (Above Median) which are ultimately derived from the AA-rated corporate bond sector.  For the year ended December 31, 2007, we utilized the CitiGroup Pension Discount Curve to derive our discount rate.   Our discount rate for determining benefit obligations under our primary pension plan at December 31, 2008 was 6.6% compared to 6.3% at December 31, 2007.  The utilization of a different methodology to derive the discount rate is considered a change in estimate for accounting purposes.  Such change (i) had no impact to the amount of pension expense recognized in 2008, (ii) will have an immaterial impact to the amount of pension expense recognized in 2009 and (iii) reduced our projected benefit obligation by approximately $26 million as of December 31, 2008.  The discount rate can change from year to year based on market conditions that impact corporate bond yields.    We use a similar methodology to determine the discount rate for our postretirement plan by utilizing as a reference the Hewitt Top Quartile Yield Curve as of the end of the year.  Our discount rate for determining benefit obligations under our postretirement plan at December 31, 2008 was 6.9% compared to 6.5% at December 31, 2007.  A 25 basis point decrease in the assumed discount rate would increase annual combined pension and postretirement expense approximately $1.4 million.

Intangible and long-lived assets.  We are subject to testing for impairment of long-lived assets under two accounting standards, Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).

SFAS 142 requires goodwill recorded in business combinations to be reviewed for impairment at least annually and requires write-downs only in periods in which the recorded amount of goodwill exceeds the fair value.  The vast majority of our goodwill is attributable to our telephone operations, which we internally operate and manage based on three geographic regions.  We test for goodwill impairment for our telephone operations at the region level due to the similar economic characteristics of the individual reporting units that comprise each region.  Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill).  Estimates of the fair value of the reporting unit of our telephone operations are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). We also evaluate goodwill impairment of our other operations primarily based on multiples of revenues and discounted cash flow analyses.  If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

We completed the required annual test of goodwill impairment (as of September 30, 2008) under SFAS 142 and determined our goodwill was not impaired as of such date.   Due to the deterioration in the overall stock market subsequent to September 30, 2008, our market capitalization as of December 31, 2008 decreased to a level below our current stockholders’ equity balance.   As a result, we reviewed the specific factors outlined in SFAS 142 that would indicate whether or not a triggering event had occurred that would necessitate us to perform an interim goodwill impairment test.  Based on our review of such factors and considering that our market capitalization substantially exceeds our stockholders’ equity balance after consideration of a reasonable control premium of 35% based on identified industry transactions, we concluded that we did not have a triggering event that would require us to perform an interim evaluation of our goodwill for potential impairment.  We based such conclusion on the fact that we do not believe there have been any significant fundamental changes since our annual impairment test to (i) our business as a whole or our reporting units, including regulatory changes, (ii) our level of operating cash flows, (iii) our expectation of future levels of operating cash flows, (iv) our executive management team and (v) the carrying value of our other long-lived assets.

Under SFAS 144, the carrying value of long-lived assets other than goodwill is reviewed for impairment whenever events or circumstances indicate that such carrying amount cannot be recoverable by assessing the recoverability of the carrying value through estimated undiscounted net cash flows expected to be generated by the assets.  If the undiscounted net cash flows are less than the carrying value, an impairment loss would be measured as the excess of the carrying value of a long-lived asset over its fair value.  We recognized a $16.6 million pre-tax impairment charge in 2007 related to certain of our CLEC assets that were subsequently sold in 2008.

Business combinations. As described above, SFAS 141(R) is effective for us for all business combinations consummated on or after January 1, 2009 and requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value.  We have concluded that we are the accounting acquirer in our pending acquisition of EMBARQ, which we expect to complete in the second quarter of 2009.  The allocation of the purchase price to the assets acquired and liabilities assumed of EMBARQ (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment and will be considered a critical estimate.   Such allocation of the purchase price will be performed by an independent valuation firm.  For additional information concerning this pending acquisition, see Item 1 of Part I of this annual report.

Income taxes.  We estimate our current and deferred income taxes based on our assessment of the future tax consequences of transactions that have been reflected in our financial statements or applicable tax returns.  Actual income taxes paid could vary from these estimates due to future changes in income tax law or the resolution of audits by federal and state taxing authorities.  We maintain liabilities for unrecognized tax benefits for various uncertain tax positions taken in our tax returns.  These liabilities are estimated based on our judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances.  Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.  During 2008 and 2007, we recognized approximately $12.8 million and $32.7 million, respectively, of previously unrecognized tax benefits (including related interest and net of federal tax benefit) in accordance with FIN 48.  Such benefits were recorded primarily as a result of the favorable resolution of audits, administrative practices and the lapse of statute of limitations in certain jurisdictions.  See Note 12 for additional information regarding our unrecognized tax benefits.

For additional information on our critical accounting policies, see “Accounting Pronouncements” and “Regulation and Competition – Other Matters” below, and the footnotes to our consolidated financial statements included elsewhere herein.

INFLATION

Historically, we have mitigated the effects of increased costs by recovering over time certain costs applicable to our regulated telephone operations through the rate-making process.  However, LECs operating over 72% of our total access lines are now governed by state alternative regulation plans, some of which restrict or delay our ability to recover increased costs.  Additional future regulatory changes and competitive situations may further alter our ability to recover increased costs in our regulated operations.   For our properties acquired from Verizon in 2002, which are regulated under price-cap regulation for interstate purposes, price changes for certain revenue components are limited to the rate of inflation.  As operating expenses in our nonregulated lines of business increase as a result of inflation, we, to the extent permitted by competition, attempt to recover the costs by increasing prices for our services and equipment.

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

At December 31, 2008, the fair value of our long-term debt was estimated to be $2.7 billion based on the overall weighted average rate of our long-term debt of 6.2% and an overall weighted maturity of  7 years compared to terms and rates available on such date in long-term financing markets.   Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 62 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $66.5 million decrease in the fair value of our long-term debt.  As of December 31, 2008, approximately 83% of our long-term debt obligations were fixed rate.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of December 31, 2008, we had no derivative instruments outstanding.

            We are also exposed to market risk from changes in the fair value of our pension plan assets.  For 2008, the loss on our pension plan assets was approximately 28%.  Should our actual return on plan assets continue to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense will increase in future periods and we will be required to contribute additional funds to our pension plan after 2009.  See Critical Accounting Policies above for additional information.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to provide for our cash needs.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

The recent disruption in the credit markets has had a significant adverse impact on a number of financial institutions and other companies.  To date, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will materially impact us in the near future.  We will continue to closely monitor our liquidity and the credit markets; however, we cannot predict with certainty the impact to us of any further disruption in the overall credit markets.

Operating activities.  Net cash provided by operating activities was $853.3 million, $1.0 billion and $840.7 million in 2008, 2007 and 2006, respectively.  Payments for income taxes aggregated $208.8 million, $185.3 million and $212.4 million in 2008, 2007 and 2006, respectively.  We also made contributions to our pension plans that aggregated approximately $52.5 million in 2008, $1.5 million in 2007 and $31.5 million in 2006.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of those years.  For additional information relating to our operations, see “Results of Operations” above.

Investing activities.  Net cash used in investing activities was $389.0 million, $619.2 million and $193.7 million in 2008, 2007 and 2006, respectively.  We used $306.8 million of cash (net of approximately $20.0 million of acquired cash) to purchase Madison River Communications Corp. (“Madison River”) and pay related closing costs on April 30, 2007 (see below and Note 2 for additional information).  We received approximately $122.8 million cash from the redemption of our RTB stock upon dissolution of the RTB during 2006.  See Note 15 for additional information.  Capital expenditures during 2008, 2007 and 2006 were $286.8 million, $326.0 million and $314.1 million, respectively.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz (“MHz”) wireless spectrum.  The 700 MHz spectrum is not expected to be cleared for usage until mid-2009.  We are still in the planning stages regarding the use of this spectrum.  However, based on our preliminary analysis, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that this equipment is not expected to be commercially available until 2010, we do not expect our deployment to result in any material impact on our capital and operating budgets in 2009.

In anticipation of making lump sum distributions to certain participants of our SERP in early 2009, we liquidated our investments in marketable securities in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents by $34.9 million.  The lump sum distributions were paid in early 2009 and aggregated approximately $37 million.

Financing activities.  Net cash used in financing activities was $255.4 million in 2008, $402.1 million in 2007 and $780.2 million in 2006.  In the first quarter of 2008, we paid our $240 million Series F Senior Notes at maturity using borrowings from our credit facility.  In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes (see Note 5 for additional information).  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the initial purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).  Payments of debt were $285.4 million in 2008, $713.0 million in 2007 and $82.0 million in 2006.

As previously mentioned, because of concerns with the overall state of the credit markets, we increased our cash position at the end of 2008 by borrowing funds under our credit facility to insure we had sufficient cash to fulfill our near term cash requirements.  See below for additional information regarding our credit facility.

As discussed in Note 1, we have entered into a definitive agreement to merge with Embarq Corporation.  Assuming we timely receive all regulatory approvals (and all other closing conditions are met), we hope to consummate the merger in the second quarter of 2009.  In connection with the closing, we intend to finance our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyTel’s or EMBARQ’s existing revolving credit facilities.  As previously announced, EMBARQ amended its credit facility in January 2009 to enable the facility to remain in place as an $800 million unsecured revolving credit facility after the completion of the pending merger through May 2011.  The amendment will take effect only upon the completion of the merger and the satisfaction of certain other conditions specified in the amendment.  For Note 20 for additional information.

In accordance with previously announced stock repurchase programs, we repurchased 9.7 million shares (for $347.3 million), 10.2 million shares (for $460.7 million), and 21.4 million shares (for $802.2 million) in 2008, 2007 and 2006, respectively.  The 2006 repurchases include 14.36 million shares repurchased (for an aggregate final adjusted price of approximately $528.4 million) under accelerated share repurchase agreements with investment banks (see Note 9 for additional information).  We have suspended our current share repurchase program pending completion of our acquisition of EMBARQ.

In June 2008, our Board of Directors determined to (i) increase our annual cash dividend to $2.80 from $.27 per share and (ii) declare a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. We plan to continue our current dividend practice through the consummation of the EMBARQ merger.  Following the closing of the EMBARQ merger, we expect to continue our current dividend practice and resume share repurchases, subject to our intention to maintain investment grade credit ratings on our senior debt.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” for additional information concerning the termination of these derivatives.

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

Other.  For 2009, we have budgeted between $280-300 million for capital expenditures, excluding nonrecurring capital expenditures expected to arise out of our pending EMBARQ acquisition.  A few years ago, we concluded that our prior extensive capital investment in our wireline network permitted us to reduce wireline network capital spending to maintenance levels.  Our 2009 capital expenditure budget also includes amounts for expanding our new service offerings and expanding our data networks.

The following table contains certain information concerning our material contractual obligations as of December 31, 2008.

Payments due by period
					After
Contractual obligations	Total	2009	2010-2011	2012-2013	2013 and Other
	(Dollars in thousands)
Long-term debt, including current
maturities and capital lease obligations (1)	$3,314,526	20,407	1,098,921	775,759	1,419,439

Interest on long-term debt obligations	$1,345,267	191,326	316,128	215,950	621,863

Unrecognized tax benefits (2)	17,285	-	-	-	17,285
(1)  For additional information on the terms of our outstanding debt instruments, see Note 5 to the consolidated financial statements included in Item 8 of this annual report.

(2)  Represents the amount of tax and interest we would pay assuming we are required to pay the entire amount that we have reserved for our unrecognized tax benefits (see Note 12 for additional information).  The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the “After 2013 and Other” column in the above table.

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

            We have available a five-year, $708 million revolving credit facility which expires in December 2011.  The credit facility contains financial covenants that require us to meet a consolidated leverage ratio (as defined in the facility) not exceeding 4 to 1 and a minimum interest coverage ratio (as defined in the facility) of at least 1.5 to 1.  The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facility.  We must pay a quarterly commitment fee on the unutilized portion of the facility, the amount of which varies based on our credit ratings.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings in turn are effectively limited to the total amount available under our credit facility.  As of December 31, 2008, we had $563 million outstanding under our credit facility.  We had no commercial paper outstanding as of December 31, 2008.

Moody’s Investors Service (“Moody’s”), which currently rates our debt Baa2, indicated our debt rating is currently under review for a possible downgrade to Baa3.  Standard & Poor’s (“S&P”) rates our long-term debt BBB- (with a stable outlook).  Our commercial paper program is rated P2 by Moody’s and A3 by S&P.  Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our $708 million revolving credit facility.  Downgrades could also restrict our access to the capital markets, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31, 2008, 2007 and 2006.  Our debt to capitalization ratio has increased primarily due to share repurchases we have made during the last few years.

	2008	2007	2006
Debt to total capitalization	51.2%	46.9	44.8
Ratio of earnings to fixed charges and preferred stock dividends*	3.74	3.85	3.94
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

            Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years as modernization of the overall program moves forward.  As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provide relatively predictable levels of support to many LECs, including substantially all of our LECs.   In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.  Wireless and other competitive service providers continue to seek to qualify to receive USF support.  This trend, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including support payments we receive from the USF High Cost Loop support program.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop support program to decrease approximately $14.6 million in 2008 when compared to 2007.  We anticipate that our 2009 revenues from the USF High Cost Loop support program will be lower than 2008 by approximately $12-14 million.

Since May 2007, the FCC and the Federal-State Joint Board on Universal Service have each proposed a series of reforms that could, if adopted, substantially restructure current USF programs, including comprehensive reform proposals released for public comment in November 2008.  Until the FCC acts on those recommendations or issues final rules, we cannot estimate the impact that such proposals would have on our operations.  In addition, there are a number of judicial appeals challenging several aspects of the FCC’s universal service rules and various Congressional proposals seeking to substantially modify USF programs, none of which have been resolved at this time.  We will continue to be active in monitoring these developments.

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

In 2003, the FCC opened a broad intercarrier compensation proceeding with the ultimate goal of creating a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, carrying or delivering telecommunications traffic.   The FCC has received intercarrier compensation proposals from several industry groups, and industry negotiations are continuing with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments.   In late 2008, the FCC issued a document that, among other things, requested public comment on the chairman’s draft proposal which would require carriers to reduce access charges to a rate that was significantly lower than what we currently charge. It is currently unclear when the FCC may take action with respect to the draft proposals.  Adoption of the chairman’s original proposal, which is included in the latest draft order, could result in a material adverse impact on our results of operations.  Until the FCC’s proceeding concludes and the changes, if any, to the existing rules are established, we cannot estimate the impact this proceeding will have on our results of operations.

Many cable, technology or other communication companies that previously offered a limited range of services are now, like us, offering diversified bundles of services.  As such, a growing number of companies are competing to serve the communications needs of the same customer base.  Several of these companies started offering full service bundles before us, which could give them an advantage in building customer loyalty.  Such activities will continue to place downward pressure on the demand for our access lines.

Recent events affecting us.  During the last few years, all of the states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.  The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, especially in the markets we acquired from Verizon in 2002 and 2000, and it is anticipated that similar action may be taken by others in the future.

Certain long distance carriers continue to request that certain of our LECs reduce intrastate access tariffed rates.  In addition, we have recently experienced reductions in intrastate traffic, partially due to the displacement of minutes by wireless, electronic mail and other optional calling services.   In 2008 we incurred a reduction in our intrastate revenues of approximately $29.0 million compared to 2007 primarily due to these factors.  The corresponding decrease in 2007 compared to 2006 was $20.9 million.  We believe this trend of decreased intrastate minutes will continue in 2009, although the magnitude of such decrease is uncertain.

Over the past several years, each of the Federal Communications Commission, Universal Service Administrative Company and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF program.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and none of the audits completed to date has identified any material issues regarding our participation in the USF program.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.  We have complied with and are continuing to respond to all requests for information.

Exclusive of acquisitions, we expect our operating revenues in 2009 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering.

For a more complete description of regulation and competition impacting our operations and various attendant risks, please see Items 1 and 1A of this annual report.

Other matters. We currently account for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.  We continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future.  As of December 31, 2008, we believe that SFAS 71 still applies.

In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation effective January 1, 2009 and, to the extent necessary, requested limited waivers of certain pricing and universal service high-cost support rules related to our election.  Such petition was not addressed by the FCC in 2008 and remains pending.  Should the petition be approved by the FCC, we believe this would require us to discontinue the accounting requirements of SFAS 71 as of the effective date of the conversion to price cap regulation.  In that event, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises  - Accounting for the Discontinuance of Application of FASB Statement No. 71," would require the write-off of previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

Our consolidated balance sheet as of December 31, 2008 included regulatory liabilities of approximately $216.5 million related to estimated removal costs embedded in accumulated depreciation (as described above).  Upon the discontinuance of SFAS 71, such amount (on an after-tax basis) will be reflected as an extraordinary gain on our consolidated statement of income for the period in which the discontinuance takes effect.

When our regulated operations cease to qualify for the application of SFAS 71, we do not expect to record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations.  Additionally, upon the discontinuance of SFAS 71, we would be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets.  We do not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on our results of operations.  Upon the discontinuance of SFAS 71, we also would be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For 2008, approximately $197 million of revenues (and related costs) would have been eliminated had we not been subject to the provisions of SFAS 71.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries would not be affected by the discontinued application of SFAS 71.

If the FCC adopts new rules on intercarrier compensation, we may withdraw our petition for price cap regulation.  If we have not discontinued the accounting requirements of SFAS 71 prior to the effective date of the acquisition of EMBARQ, we believe the consummation of this acquisition would require us to discontinue the application of SFAS 71 effective as of the closing date.

We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2008 have not been material, and we currently do not believe that such costs will become material.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, as stated in their report which is included herein.

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
February 27, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited the consolidated financial statements of CenturyTel, Inc. and subsidiaries (the Company) as listed in Item 15a(1). In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.  In addition, as discussed in Note 1 to the consolidated financial statements, in 2006, the Company changed its method of accounting for share-based payments (effective January 1, 2006) and pension and postretirement benefits (as of December 31, 2006).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Shreveport, Louisiana
February 27, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

CenturyTel, Inc.:

            We have audited CenturyTel, Inc. and subsidiaries' (the Company)  internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

            In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

            We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 15(a)(1), and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Shreveport, Louisiana
February 27, 2009

CENTURYTEL, INC.
Consolidated Statements of Income

	Year ended December 31,
	2008	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$2,599,747	2,656,241	2,447,730

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	955,473	937,375	888,414
Selling, general and administrative	399,136	389,533	370,272
Depreciation and amortization	523,786	536,255	523,506
Total operating expenses	1,878,395	1,863,163	1,782,192

OPERATING INCOME	721,352	793,078	665,538

OTHER INCOME (EXPENSE)
Interest expense	(202,217)	(212,906)	(195,957)
Other income (expense)	40,954	38,770	121,568
Total other income (expense)	(161,263)	(174,136)	(74,389)

INCOME BEFORE INCOME TAX EXPENSE	560,089	618,942	591,149
Income tax expense	194,357	200,572	221,122

NET INCOME	$365,732	418,370	370,027

BASIC EARNINGS PER SHARE	$3.57	3.82	3.17

DILUTED EARNINGS PER SHARE	$3.56	3.72	3.07

DIVIDENDS PER COMMON SHARE	$2.1675	.26	.25
AVERAGE BASIC SHARES OUTSTANDING	102,268	109,360	116,671
AVERAGE DILUTED SHARES OUTSTANDING	102,871	113,094	122,229

See accompanying notes to consolidated financial statements

CENTURYTEL, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)

NET INCOME	$365,732	418,370	370,027
OTHER COMPREHENSIVE INCOME, NET OF TAXES
Minimum pension liability adjustment, net of $965 tax	-	-	1,548
Marketable securities:
Unrealized gain (loss) on investments, net of ($332), $547 and $411 tax	(533)	877	659
Reclassification adjustment for gain included in net income, net of ($1,730) tax	(2,776)	-	-
Derivative instruments:
Net gains on derivatives hedging variability of cash flows, net of $294 tax	-	471	-
Reclassification adjustment for gains included in net income, net of $267, $254 and $234 tax	429	407	375
Items related to employee benefit plans*:
Change in net actuarial loss, net of ($48,656) and $28,583 tax	(82,505)	52,485	-
Change in net prior service credit, net of ($589) and $1,724 tax	(945)	2,766	-
Reclassification adjustment for gains (losses) included in net income:
Amortization of net actuarial loss, net of $1,198 and $4,409 tax	1,921	6,554	-
Amortization of net prior service credit, net of $2,261 and ($771) tax	3,627	(1,236)	-
Amortization of unrecognized transition asset, net of ($55) tax	-	(89)	-
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of taxes	(80,782)	62,235	2,582
COMPREHENSIVE INCOME	$284,950	480,605	372,609

*  Reflected in 2008 and 2007 due to the December 31, 2006 adoption of SFAS 158.

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$243,327	34,402
Accounts receivable
Customers, less allowance of $10,973 and $12,129	153,838	152,809
Interexchange carriers and other, less allowance of $5,317 and $8,232	76,454	70,218
Materials and supplies, at average cost	8,862	8,558
Other	72,926	26,412
Total current assets	555,407	292,399

NET PROPERTY, PLANT AND EQUIPMENT	2,895,892	3,108,376

GOODWILL AND OTHER ASSETS
Goodwill	4,015,674	4,010,916
Other	787,222	772,862
Total goodwill and other assets	4,802,896	4,783,778

TOTAL ASSETS	$8,254,195	8,184,553

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$20,407	279,898
Accounts payable	135,086	120,381
Accrued expenses and other current liabilities
Salaries and benefits	99,648	64,380
Income taxes	-	54,233
Other taxes	44,137	48,961
Interest	75,769	80,103
Other	26,773	30,942
Advance billings and customer deposits	56,570	57,637
Total current liabilities	458,390	736,535

LONG-TERM DEBT	3,294,119	2,734,357

DEFERRED CREDITS AND OTHER LIABILITIES	1,338,446	1,304,456

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 100,277,216 and 108,491,736 shares	100,277	108,492
Paid-in capital	39,961	91,147
Accumulated other comprehensive loss, net of tax	(123,489)	(42,707)
Retained earnings	3,146,255	3,245,302
Preferred stock - non-redeemable	236	6,971
Total stockholders' equity	3,163,240	3,409,205

TOTAL LIABILITIES AND EQUITY	$8,254,195	8,184,553

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$365,732	418,370	370,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	523,786	536,255	523,506
Gains on asset dispositions and liquidation of marketable securities	(12,452)	(15,643)	(118,649)
Deferred income taxes	67,518	1,018	49,685
Share-based compensation	16,390	19,962	11,904
Income from unconsolidated cellular entity	(12,045)	(14,578)	(5,861)
Distributions from unconsolidated cellular entity	15,960	10,229	-
Changes in current assets and current liabilities:
Accounts receivable	(7,978)	15,920	7,909
Accounts payable	14,043	(13,698)	24,906
Accrued taxes	(64,778)	11,604	(49,735)
Other current assets and other current liabilities, net	(15,612)	23,782	10,269
Retirement benefits	(26,066)	27,350	5,963
Excess tax benefits from share-based compensation	(1,123)	(6,427)	(12,034)
Decrease in noncurrent assets	9,744	12,718	9,078
Increase (decrease) in other noncurrent liabilities	(27,561)	(20,781)	709
Other, net	7,742	23,905	13,042
Net cash provided by operating activities	853,300	1,029,986	840,719

INVESTING ACTIVITIES
Payments for property, plant and equipment	(286,817)	(326,045)	(314,071)
Purchase of wireless spectrum	(148,964)	-	-
Acquisitions, net of cash acquired	-	(306,805)	-
Proceeds from liquidation of marketable securities	34,945	-	-
Proceeds from redemption of Rural Telephone Bank stock	-	5,206	122,819
Proceeds from sale of assets	15,809	8,231	5,865
Other, net	(3,968)	225	(8,344)
Net cash used in investing activities	(388,995)	(619,188)	(193,731)

FINANCING ACTIVITIES
Payments of debt	(285,401)	(712,980)	(81,995)
Proceeds from issuance of debt	563,115	741,840	23,000
Repurchase of common stock	(347,264)	(460,676)	(802,188)
Net proceeds from settlement of hedges	20,745	-	-
Proceeds from issuance of common stock	14,599	49,404	97,803
Excess tax benefits from share-based compensation	1,123	6,427	12,034
Cash dividends	(220,266)	(29,052)	(29,203)
Other, net	(2,031)	2,973	383
Net cash used in financing activities	(255,380)	(402,064)	(780,166)

Net increase (decrease) in cash and cash equivalents	208,925	8,734	(133,178)
Cash and cash equivalents at beginning of year	34,402	25,668	158,846

CASH AND CASH EQUIVALENTS AT END OF YEAR	$243,327	34,402	25,668

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2008	2007	2006
	(Dollars, except per share amounts, and shares in thousands)

COMMON STOCK (represents dollars and shares)
Balance at beginning of year	$108,492	113,254	131,074
Repurchase of common stock	(9,676)	(10,213)	(21,432)
Conversion of debt into common stock	-	3,699	-
Conversion of preferred stock into common stock	367	26	22
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,094	1,726	3,590
Balance at end of year	100,277	108,492	113,254

PAID-IN CAPITAL
Balance at beginning of year	91,147	24,256	129,806
Repurchase of common stock	(93,075)	(155,036)	(222,998)
Conversion of debt into common stock	-	142,732	-
Conversion of preferred stock into common stock	6,368	453	378
Issuance of common stock through dividend reinvestment, incentive and benefit plans	13,505	47,678	94,213
Excess tax benefits from share-based compensation	1,123	6,427	12,034
Share based compensation and other	20,893	24,637	10,823
Balance at end of year	39,961	91,147	24,256

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of year	(42,707)	(104,942)	(9,619)
Effect of adoption of SFAS 158, net of tax (see Note 1)	-	-	(97,905)
Net change in other comprehensive loss (net of reclassification adjustment), net of tax	(80,782)	62,235	2,582
Balance at end of year	(123,489)	(42,707)	(104,942)

RETAINED EARNINGS
Balance at beginning of year	3,245,302	3,150,933	3,358,162
Net income	365,732	418,370	370,027
Repurchase of common stock	(244,513)	(295,427)	(557,758)
Cumulative effect of adoption of SAB 108 (see Note 1)	-	-	9,705
Cumulative effect of adoption of FIN 48 (see Note 12)	-	478	-
Cash dividends declared
Common stock - $2.1675, $.26 and $.25 per share	(220,086)	(28,684)	(28,823)
Preferred stock	(180)	(368)	(380)
Balance at end of year	3,146,255	3,245,302	3,150,933

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	6,971	7,450	7,850
Conversion of preferred stock into common stock	(6,735)	(479)	(400)
Balance at end of year	236	6,971	7,450

TOTAL STOCKHOLDERS' EQUITY	$3,163,240	3,409,205	3,190,951

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Notes to Consolidated Financial Statements
December 31, 2008

(1)               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pending acquisition - On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction.  Under the terms of the agreement, EMBARQ shareholders will receive 1.37 CenturyTel shares for each share of EMBARQ common stock they own at closing.  On December 31, 2008, EMBARQ had outstanding approximately 142.4 million shares of common stock and $5.7 billion of long-term debt.  The two companies have a combined operating presence in 33 states with approximately 7.7 million access lines and two million broadband customers.  Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission (“FCC”) and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.

Regulatory accounting - Our regulated telephone operations (except for the properties acquired from Verizon in 2002) are subject to the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.  We continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments, and it is possible that changes in regulation, legislation or competition or in the demand for regulated services or products could result in our telephone operations no longer being subject to SFAS 71 in the near future.  As of December 31, 2008, we believe that SFAS 71 still applies.

In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation.  Such petition was not addressed by the FCC in 2008 and remains pending.   Should the petition be approved by the FCC, we believe such an event would require us to discontinue the accounting requirements of SFAS 71 as of the effective date of the conversion to price cap regulation.  Our consolidated balance sheet as of December 31, 2008 included regulatory liabilities of approximately $216.5 million related to estimated removal costs embedded in accumulated depreciation (as required to be recorded by regulators).  Net deferred income tax assets related to the regulatory assets and liabilities quantified above were $84.4 million.  Upon the discontinuance of SFAS 71, such net amount ($132.1 million) will be reflected as an extraordinary gain on our consolidated statement of income.  Upon the discontinuance of SFAS 71, we also would be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For 2008, approximately $197 million of revenues (and related costs) would have been eliminated had we not been subject to the provisions of SFAS 71.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries would not be affected by the discontinued application of SFAS 71.

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers. Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges.  The unearned portion of this revenue is initially deferred as a component of advance billings and customer deposits on our balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes switched access services, nonrecurring network access services, nonrecurring local services and long distance services.  The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.  Revenues from installation activities are deferred and recognized as revenue over the estimated life of the customer relationship.  The costs associated with such installation activities, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

Certain of our telephone subsidiaries’ revenues are based on tariffed access charges filed directly with the FCC; the remainder of our telephone subsidiaries participate in revenue sharing arrangements with other telephone companies for interstate revenue (except for broadband related revenues) and for certain intrastate revenue.  Such sharing arrangements are funded by toll revenue and/or access charges within state jurisdictions and by access charges in the interstate market. Revenues earned through certain sharing arrangements are initially recorded based on our estimates.

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

Intangible assets – Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires goodwill recorded in a business combination to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value. SFAS 142 also stipulates certain factors to consider regarding whether or not a triggering event has occurred that would require performance of an interim goodwill impairment test. We test impairment of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). We base our estimates of the fair value of the reporting unit on valuation models using criterion such as multiples of earnings.  See Note 3 for additional information.

Long-lived assets -  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), addresses financial accounting and reporting for the impairment or disposal of long-lived assets (exclusive of goodwill).  During 2007, we recognized a $16.6 million pre-tax impairment charge in order to write-down the value of certain of our long-lived assets in certain of our CLEC markets to their estimated realizable value.  Such assets were subsequently sold in two separate transactions in 2008.

Affiliated transactions - Certain of our service subsidiaries provide installation and maintenance services, materials and supplies, and managerial, operational, technical, accounting and administrative services to other subsidiaries.  In addition, CenturyTel provides and bills management services to subsidiaries and in certain instances makes interest bearing advances to finance construction of plant and purchases of equipment and to meet working capital requirements.  These transactions are recorded by our telephone subsidiaries at their cost to the extent permitted by regulatory authorities.  Intercompany transactions with regulated affiliates subject to SFAS 71 have not been eliminated in connection with consolidating the results of operations of CenturyTel and its subsidiaries.  Intercompany transactions with affiliates not subject to SFAS 71 have been eliminated.

Income taxes - We file a consolidated federal income tax return with our eligible subsidiaries.  We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Postretirement and pension plans – We adopted the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans” (“SFAS 158”) as of December 31, 2006.  SFAS 158 requires us to recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or a liability on our balance sheet, with an adjustment to stockholders’ equity (reflected as an increase or decrease in accumulated other comprehensive income or loss).  The effect of applying SFAS 158 reduced our stockholders’ equity by approximately $97.9 million as of December 31, 2006.

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

As of December 31, 2006, we identified two misstatements that previously were deemed immaterial using the income statement approach that were deemed material upon application of the balance sheet approach.  Such misstatements relate to (i) the failure to capitalize interest in connection with the development of our billing system, which began in the late 1990’s; and (ii) the failure to defer the revenues and costs associated with installation activities related to our service offerings.  Using the guidance of SAB 108, we recorded a net cumulative effect adjustment to retained earnings (as of January 1, 2006), which increased retained earnings approximately $9.7 million (presented on an after-tax basis).  Of the $9.7 million net increase to retained earnings, approximately $14.0 million related to the capitalized interest adjustment, which was partially offset by a reduction to retained earnings of approximately $4.3 million related to the installation activities adjustment.

Stock-based compensation – Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, which require us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date.  See Note 14 for additional information.

Derivative financial instruments – We account for derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended.  SFAS 133, as amended, requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.  On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge.  A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge.  We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not, or is no longer, highly effective as a hedge, we would discontinue hedge accounting prospectively.  We recognize all derivatives on the balance sheet at their fair value.  Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of accumulated other comprehensive income (loss)), depending on the use of the derivative and whether it qualifies for hedge accounting.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.  See Note 6 for additional information.

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

(2)               ACQUISITIONS

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) from Madison River Telephone Company, LLC for an initial aggregate purchase price of approximately $322 million cash.  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states with more than 30% high-speed Internet penetration and its network included ownership in a 2,100 route mile fiber network.  We believe this acquisition adds attractive markets with good demographics and growth prospects and its fiber network is complementary to our existing operations.

We accounted for the acquisition of Madison River as a purchase under the guidance of Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”) and Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  SFAS 141 requires us to record the assets acquired and liabilities assumed at their respective fair values.  In accordance with SFAS 71, we recorded the fixed assets of Madison River’s regulated telephone operations at historical book value since those values are used to develop the rates we charge to our customers (which are approved by regulatory authorities).

We reflected the results of operations of the Madison River properties in our consolidated results of operations beginning May 1, 2007.

The total cost of the Madison River acquisition is composed of the following components (amounts in thousands):

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

The purchase price was allocated to the assets acquired and liabilities assumed as follows (amounts in thousands):

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We will account for our pending acquisition of EMBARQ using the guidance of SFAS 141(R).  Because it was probable that the acquisition date of the pending EMBARQ business combination would be subsequent to the January 1, 2009 effective date of SFAS 141(R), we elected to expense our EMBARQ acquisition related costs that had been incurred through December 31, 2008 in the fourth quarter of 2008 (which aggregated approximately $5.0 million).  Such charge is reflected in selling, general and administrative expense in our 2008 consolidated statement of income.  We will expense additional acquisition related costs as incurred after December 31, 2008.

(3)	GOODWILL AND OTHER ASSETS

Goodwill and other assets at December 31, 2008 and 2007 were composed of the following:

December 31,	2008	2007
	(Dollars in thousands)

Goodwill	$4,015,674	4,010,916
Billing system development costs, less accumulated amortization of $49,979 and $38,285	181,210	192,904
Investment in 700 MHz wireless spectrum licenses	148,964	-
Intangible assets subject to amortization
Customer list, less accumulated amortization of $35,026 and $18,149	146,283	163,160
Cash surrender value of life insurance contracts	96,606	95,654
Deferred costs associated with installation activities	77,202	81,908
Pension asset	-	28,536
Intangible assets not subject to amortization	42,750	42,750
Marketable securities	-	35,811
Investment in unconsolidated cellular partnership	33,662	33,714
Deferred interest rate hedge contracts	19,149	23,692
Investment in debt security	-	22,807
Other	41,396	51,926
	$4,802,896	4,783,778

Our goodwill was derived from numerous previous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired.  Goodwill increased in 2008 as a result of resolving various income tax uncertainties related to our Madison River acquisition.  The vast majority of our goodwill is attributable to our telephone operations, which we internally operate and manage based on three geographic regions.  We test for goodwill impairment for our telephone operations at the region level due to the similar economic characteristics of the individual reporting units that comprise each region.  Under SFAS 142, impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill).  Estimates of the fair value of the reporting unit of our telephone operations are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization). We also evaluate goodwill impairment of our other operations primarily based on multiples of revenues and discounted cash flow analyses.  If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

            We completed the required annual test of goodwill impairment (as of September 30, 2008) under SFAS 142 and determined our goodwill was not impaired as of such date.   Due to the deterioration in the overall stock market subsequent to September 30, 2008, our market capitalization as of December 31, 2008 decreased to a level below our current stockholders’ equity balance.   As a result, we reviewed the specific factors outlined in SFAS 142 that would indicate whether or not a triggering event had occurred that would necessitate us to perform an interim goodwill impairment test.  Based on our review of such factors and considering that our market capitalization substantially exceeds our stockholders’ equity balance after consideration of a reasonable control premium of 35% based on identifiable industry transactions, we concluded that we did not have a triggering event that would require us to perform an interim evaluation of our goodwill for potential impairment.  We based such conclusion on the fact that we do not believe there have been any significant fundamental changes since our annual impairment test to (i) our business as a whole or our underlying reporting units, including regulatory changes, (ii) our level of operating cash flows, (iii) our expectation of future levels of operating cash flows, (iv) our executive management team and (v) the carrying value of our other long-lived assets.

We accounted for the costs to develop an integrated billing and customer care system in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Aggregate capitalized costs (before accumulated amortization) totaled $231.2 million and are being amortized over a twenty-year period.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz (“MHz”) wireless spectrum.  The 700 MHz spectrum is not expected to be cleared for usage until mid-2009 and we are still in the planning stages regarding the use of this spectrum.

In connection with various acquisitions we have made over the past several years, we have allocated amounts to a customer list intangible asset, including $156.8 million from our Madison River acquisition in 2007 and $22.7 million from our acquisition of properties from Verizon Communications, Inc. (“Verizon”) in 2002.  Such assets are being amortized on a straight-line basis over periods that range from 5-15 years.  Total amortization expense for these customer base and other intangible assets for 2008, 2007 and 2006 was $16.9 million, $12.2 million and $3.1 million, respectively, and is expected to be $16.5 million annually from 2009 through 2011, $16.1 million in 2012 and $16.0 million in 2013 (excluding the effects of any acquisitions consummated after the date hereof).

The costs associated with installation activities are deferred and recognized as an operating expense over the estimated life of the customer relationship (10 years).  Such costs are only deferred to the extent of the related deferred revenue.

            In connection with the acquisitions of properties from Verizon in 2002 and Madison River in 2007, we assigned an aggregate of $41.7 million of the respective purchase prices as an intangible asset associated with franchise costs (which includes amounts necessary to maintain eligibility to provide telecommunications services in its licensed service areas).   Such assets have an indefinite life and therefore are not subject to amortization currently.

In anticipation of making lump sum distributions to certain participants of our Supplemental Executive Retirement Plan (“SERP”) in early 2009, we liquidated our marketable security investments in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents.  The lump sum distributions were paid in early 2009 and aggregated approximately $37 million (see Note 11 for additional information).

In the third quarter of 2004, we entered into an agreement with DISH Network Corporation (“DISH”) to provide co-branded DISH satellite television services to our residential customers.  As part of the transaction, we invested $25 million in a DISH convertible subordinated debt security, which had a fair value at date of issuance of approximately $20.8 million and matures in 2011.  Commencing August 25, 2009, we can require DISH to purchase all or a portion of the debt security without premium.  Therefore, as of December 31, 2008, the $23.4 million balance has been reflected in “Other current assets” on the balance sheet in lieu of the previous classification of this asset under “Goodwill and other assets”.

(4)               PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31, 2008 and 2007 was composed of the following:

December 31,	2008	2007
	(Dollars in thousands)

Cable and wire	$4,659,001	4,570,930
Central office	2,861,929	2,775,479
General support	815,638	811,488
Fiber transport	327,010	289,392
Information origination/termination	81,296	78,981
Construction in progress	72,129	99,641
Other	51,448	40,195
	8,868,451	8,666,106
Accumulated depreciation	(5,972,559)	(5,557,730)
Net property, plant and equipment	$2,895,892	3,108,376

Depreciation expense was $506.9 million, $524.1 million and $520.4 million in 2008, 2007 and 2006, respectively.

(5)               LONG-TERM DEBT

Our long-term debt as of December 31, 2008 and 2007 was as follows:

December 31,	2008	2007
	(Dollars in thousands)
CenturyTel
4.32%* Senior credit facility	$563,115	-
Senior notes and debentures:
7.20% Series D, due 2025	100,000	100,000
6.30% Series F	-	240,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H, due 2010	500,000	500,000
7.875% Series L, due 2012	500,000	500,000
5.0% Series M, due 2015	350,000	350,000
6.0% Series N, due 2017	500,000	500,000
5.5% Series O, due 2013	250,000	250,000
Unamortized net discount	(6,539)	(7,840)
Unamortized premium associated with derivative instruments:
Series H senior notes	5,128	7,991
Series L senior notes	20,018	3,048
Total CenturyTel	3,206,722	2,868,199

Subsidiaries
First mortgage debt
5.36%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	107,704	120,788
Other debt
Unsecured medium-term notes	-	25,000
10.0% notes	100	100
Capital lease obligations	-	168
Total subsidiaries	107,804	146,056
Total long-term debt	3,314,526	3,014,255
Less current maturities	20,407	279,898
Long-term debt, excluding current maturities	$3,294,119	2,734,357

* Weighted average interest rate at December 31, 2008

The approximate annual debt maturities for the five years subsequent to December 31, 2008 are as follows: 2009 - $20.4 million; 2010 - $518.9 million; 2011 - $580.0 million; 2012 - $514.6 million; and 2013 - $261.2 million.

            Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters.  In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements.  Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met.  At December 31, 2008, approximately $2.0 billion of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

The senior notes and debentures of CenturyTel referred to above were issued under an indenture dated March 31, 1994.  This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party.  The indenture does not contain any provisions that are impacted by our credit ratings, or that restrict the issuance of new securities in the event of a material adverse change to us.

Approximately 13% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

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

As of December 31, 2008, we had available a $708 million five-year revolving credit facility which expires in December 2011.  The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facility.  We also have a commercial paper program under which borrowings are effectively limited to the total amount available under our credit facility.  As of December 31, 2008, we had approximately $563 million outstanding under our credit facility.  We had no amounts outstanding under our commercial paper program as of December 31, 2008.

(6)               DERIVATIVE INSTRUMENTS

In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges were “fixed to variable” interest rate swaps that effectively converted our fixed rate interest payment obligations under these notes into obligations to pay variable rates.  In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of December 31, 2008, we had no derivative instruments outstanding.

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

(7)               DEFERRED CREDITS AND OTHER LIABILITIES

            Deferred credits and other liabilities at December 31, 2008 and 2007 were composed of the following:

December 31,	2008	2007
	(Dollars in thousands)

Deferred federal and state income taxes	$854,102	810,571
Accrued postretirement benefit costs	276,082	278,230
Deferred revenue	99,549	105,491
Accrued pension costs	72,058	37,296
Other	36,655	72,868
	$1,338,446	1,304,456

            For additional information on deferred federal and state income taxes, accrued postretirement benefit costs and accrued pension costs, see Notes 12, 10 and 11, respectively.

(8)               REDUCTIONS IN WORKFORCE

            During each of the last three years, we have announced workforce reductions involving an aggregate of approximately 700 jobs, primarily due to (i) increased competitive pressures and the loss of access lines over the last several years; (ii) completion of our Madison River integration plan; and (iii) the elimination of certain customer service personnel due to reduced call volumes.  In connection therewith, we incurred net pre-tax charges of approximately $1.7 million in 2008 (consisting of a $2.0 million charge to operating expenses, net of a $307,000 favorable revenue impact related to such expenses as allowed through our rate-making process), $2.2 million in 2007 (consisting of a $2.7 million charge to operating expenses, net of a $527,000 favorable revenue impact) and $7.5 million in 2006 (consisting of a $9.4 million charge to operating expenses, net of a $1.9 million favorable revenue impact) for severance and related costs.

The following table reflects additional information regarding the severance-related liability for 2008, 2007 and 2006 (in thousands):

Balance at December 31, 2005	$-
Amount accrued to expense	9,431
Adjustments to accrual amounts	(529)
Amount paid	(8,445)
Balance at December 31, 2006	$457
Amount accrued to expense	2,741
Amount paid	(1,363)
Balance at December 31, 2007	$1,835
Amount accrued to expense	2,046
Amount paid	(2,083)
Balance at December 31, 2008	$1,798

(9)               STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,	2008
(In thousands)

Incentive compensation programs	5,513
Acquisitions	4,064
Employee stock purchase plan	4,321
Dividend reinvestment plan	188
Conversion of convertible preferred stock	13
14,099

In accordance with stock repurchase programs described below, we repurchased 9.7 million shares (for $347.3 million), 10.2 million shares (for $460.7 million) and 21.4 million shares (for $802.2 million) in 2008, 2007 and 2006, respectively.  The 2006 repurchases included 14.36 million shares repurchased (for a total price of $528.4 million) under accelerated share repurchase agreements (see below for additional information).

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board.    Through December 31, 2008, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  We have suspended our current share repurchase program pending completion of our acquisition of EMBARQ.

On February 21, 2006, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to $1.0 billion of our common stock and terminated the approximately $13 million remaining balance of our $200 million share repurchase program approved in February 2005.  In February 2006, we repurchased the first $500 million of common stock through accelerated share repurchase agreements entered into with various investment banks, repurchasing and retiring approximately 14.36 million shares of common stock at an average initial price of $34.83 per share.  We funded repurchases under these agreements through short-term borrowings and cash on hand.  As part of the accelerated share repurchase transactions, we simultaneously entered into forward contracts with the investment banks whereby the investment banks purchased an aggregate of 14.36 million shares of our common stock during the terms of the contracts.   At the end of the repurchase period in mid-July 2006, we paid an aggregate of approximately $28.4 million cash to the investment banks to compensate them for the difference between their weighted average purchase price during the repurchase period and the initial average price.  We reflected such settlement amount as an adjustment to retained earnings in our financial statements during 2006.  We repurchased the remaining $500 million of common stock of this program through open market transactions through June 2007.

During 2006, our stockholders’ equity was reduced by approximately $97.9 million upon the adoption of SFAS 158 and increased approximately $9.7 million upon the application of SAB 108.  See Note 1 for additional information.

Under CenturyTel’s Articles of Incorporation, each share of common stock beneficially owned continuously by the same person since May 30, 1987 generally entitles the holder thereof to ten votes per share. All other shares entitle the holder to one vote per share.  At December 31, 2008, the holders of 4.3 million shares of common stock (or 31% of our total voting power) were entitled to ten votes per share.   In January 2009, in connection with the special meeting of shareholders to approve share issuances in connection with the pending EMBARQ merger, our shareholders also approved a charter amendment to eliminate these special voting rights of long-term shareholders upon the consummation of the EMBARQ merger.

Preferred stock - As of December 31, 2008, we had 2.0 million shares of authorized preferred stock, $25 par value per share.  At December 31, 2008 and 2007, there were approximately 9,400 and 279,000 shares, respectively, of outstanding convertible preferred stock.  Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel’s liquidation and vote as a single class with the holders of common stock.

(10)             POSTRETIREMENT BENEFITS

We sponsor a health care plan (which uses a December 31 measurement date) that provides postretirement benefits to all qualified retired employees.  Over the past few years, we amended certain retiree contribution and retirement eligibility provisions of our plan, including a 2008 amendment that increased the level of prescription drug co-payment obligations by retirees.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2008	2007	2006
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$306,633	357,417	353,942
Service cost	4,926	6,923	6,982
Interest cost	19,395	20,133	18,980
Participant contributions	2,789	2,016	1,583
Plan amendments	(9,093)	(4,552)	(7,978)
Acquisition	-	2,277	-
Direct subsidy receipts	1,092	1,299	717
Actuarial (gain) loss	(11,992)	(60,312)	319
Benefits paid	(20,863)	(18,568)	(17,128)
Benefit obligation at end of year	$292,887	306,633	357,417

Change in plan assets
Fair value of plan assets at beginning of year	$28,324	30,080	29,545
Return (loss) on plan assets	(6,166)	1,916	3,280
Employer contributions	12,721	12,880	12,800
Participant contributions	2,789	2,016	1,583
Benefits paid	(20,863)	(18,568)	(17,128)
Fair value of plan assets at end of year	$16,805	28,324	30,080

Net periodic postretirement benefit cost for 2008, 2007 and 2006 included the following components:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Service cost	$4,926	6,923	6,982
Interest cost	19,395	20,133	18,980
Expected return on plan assets	(2,337)	(2,482)	(2,437)
Amortization of unrecognized actuarial loss	-	3,595	3,719
Amortization of unrecognized prior service credit	(2,606)	(2,020)	(855)
Net periodic postretirement benefit cost	$19,378	26,149	26,389

The following table sets forth the amounts recognized as liabilities on the balance sheet for postretirement benefits at December 31, 2008, 2007 and 2006.

December 31,	2008	2007	2006
	(Dollars in thousands)

Benefit obligation	$(292,887)	(306,633)	(357,417)
Fair value of plan assets	16,805	28,324	30,080
Accrued benefit cost	$(276,082)	(278,309)	(327,337)

In accordance with SFAS 158, the unamortized prior service credit ($17.9 million as of December 31, 2008) and unrecognized net actuarial loss ($11.6 million as of December 31, 2008) components have been reflected as a $7.2 million after-tax decrease to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization income of the above unrecognized items that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic postretirement cost during 2009 is $3.5 million for the prior service credit.

Assumptions used in accounting for postretirement benefits as of December 31, 2008 and 2007 were:

	2008	2007
Determination of benefit obligation
Discount rate	6.90%	6.50
Healthcare cost increase trend rates (Medical/Prescription Drug)
Following year	7.0%/10.0%	7.0/10.0
Rate to which the cost trend rate is assumed to decline (the ultimate cost trend rate)	5.0%/5.0%	5.0/5.0
Year that the rate reaches the ultimate cost trend rate	2011/2014	2010/2013

Determination of benefit cost
Discount rate	6.50%	5.75
Expected return on plan assets	8.25%	8.25

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

Our postretirement benefit plan weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	2007	2008
Equity securities	46.7%	55.8
Debt securities	26.4	26.8
Cash and cash equivalents	26.9	17.3
Other	-	0.1
Total	100.0%	100.0

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

Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans.  A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on annual total of service and interest cost components	$214	(282)
Effect on postretirement benefit obligation	$2,763	(3,632)

We expect to contribute approximately $13 million to our postretirement benefit plan in 2009.

            Our estimated future projected benefit payments under our postretirement benefit plan are as follows:

	Before Medicare	Medicare	Net of
Year	Subsidy	Subsidy	Medicare Subsidy
	(Dollars in thousands)

2009	$19,377	1,212	18,165
2010	$21,514	1,394	20,120
2011	$23,388	1,595	21,793
2012	$24,316	1,842	22,474
2013	$25,465	2,035	23,430
2014-2018	$137,634	6,384	131,250

(11)             DEFINED BENEFIT AND OTHER RETIREMENT PLANS

We sponsor defined benefit pension plans for substantially all employees.  We also sponsor a Supplemental Executive Retirement Plan (“SERP”) to provide certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our SERP, including (i) the freezing of additional benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits.  Because of the elimination of future benefit accruals, we also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who is not currently in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution to be made in 2009.  We recorded a curtailment loss of approximately $8.2 million in 2008 related to the above-described items.  In anticipation of making the lump sum distributions in early 2009, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  We also will record a one-time settlement charge in the first quarter of 2009 of approximately $7.7 million in connection with the lump sum distributions that were made in early 2009.  We use a December 31 measurement date for all our plans.

            The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for our above-referenced defined benefit plans.

December 31,	2008	2007	2006
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$469,437	474,302	460,599
Service cost	13,761	16,431	17,679
Interest cost	29,373	28,180	25,935
Plan amendments	2,393	61	(3,827)
Acquisition	-	15,266	-
Actuarial (gain) loss	(24,819)	(16,153)	6,789
Curtailment	8,235	-	-
Settlements	(1,945)	(410)	(13,232)
Benefits paid	(33,734)	(48,240)	(19,641)
Benefit obligation at end of year	$462,701	469,437	474,302

Change in plan assets
Fair value of plan assets at beginning of year	$459,198	452,293	407,367
Return (loss) on plan assets	(123,210)	41,537	46,297
Acquisition	-	12,502	-
Employer contributions	52,521	1,516	31,502
Settlements	(1,945)	(410)	(13,232)
Benefits paid	(33,734)	(48,240)	(19,641)
Fair value of plan assets at end of year	$352,830	459,198	452,293

Net periodic pension expense for 2008, 2007 and 2006 included the following components:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Service cost	$13,761	16,431	17,679
Interest cost	29,373	28,180	25,935
Expected return on plan assets	(36,667)	(36,780)	(32,706)
Curtailment loss	8,235	-	-
Settlements	410	410	3,344
Recognized net losses	3,119	7,367	9,670
Net amortization and deferral	258	(131)	19
Net periodic pension expense	$18,489	15,477	23,941

The following table sets forth the combined plans’ funded status and amounts recognized in our  consolidated balance sheet at December 31, 2008, 2007 and 2006.

December 31,	2008	2007	2006
	(Dollars in thousands)

Benefit obligation	$(462,701)	(469,437)	(474,302)
Fair value of plan assets	352,830	459,198	452,293
Net amount recognized	$(109,871)	(10,239)	(22,009)

In accordance with SFAS 158, the unamortized prior service cost ($1.2 million as of December 31, 2008) and unrecognized net actuarial loss ($206.9 million as of December 31, 2008) components have been reflected as a $208.1 million net reduction ($128.2 million after-tax) to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization expense (income) of the above unrecognized amounts that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost for 2009 are (i) $238,000 for the prior service cost and (ii) $24.2 million for the net actuarial loss (which includes the $7.7 million settlement charge mentioned above).

           Amounts recognized on the balance sheet consist of:

December 31,	2008	2007
	(Dollars in thousands)

Pension asset (reflected in Other Assets)*	$-	28,536
Accrued expenses and other current liabilities*	(37,813)	(1,479)
Other deferred credits*	(72,058)	(37,296)
Net amount recognized	$(109,871)	(10,239)
*  In accordance with SFAS 158, those plans that are overfunded are reflected as assets; those plans that are underfunded are reflected as liabilities.

Our aggregate accumulated benefit obligation as of December 31, 2008 and 2007 was $418.8 million and $410.6 million, respectively.

            Assumptions used in accounting for pension plans as of December 31, 2008 and 2007 were:

	2008	2007
Determination of benefit obligation
Discount rate	6.60-6.90%	6.30-6.50
Weighted average rate of compensation increase	4.0%	4.0

Determination of benefit cost
Discount rate	6.30-6.50%	5.80
Weighted average rate of compensation increase	4.0%	4.0
Expected return on plan assets	8.25%	8.25

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long term.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.  We measure and monitor investment risk on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.  The fair value of substantially all of our pension plan assets is determined by reference to observable market data consisting of published market quotes.

           Our pension plans weighted-average asset allocations at December 31, 2008 and 2007 by asset category are as follows:

	2008	2007
Equity securities	64.3%	70.8
Debt securities	32.7	27.2
Other	3.0	2.0
Total	100.0%	100.0

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

During 2008, we contributed approximately $52.5 million to our pension plans.  The amount of the 2009 contribution will be determined based on a number of factors, including the results of the 2009 actuarial valuation report.  While we expect our required minimum cash contribution for these plans for 2009 to be minimal, we may make discretionary contributions in 2009.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2009 - $68.1 million (which includes approximately $37 million of lump sum distributions made in early 2009 related to the SERP); 2010 - $34.6 million; 2011 - $34.1 million; 2012 - $35.3 million; 2013 - $37.6 million; and 2014-2018 - $204.7 million.

Through December 31, 2006, we also sponsored an Employee Stock Ownership Plan (“ESOP”) which covered most employees with one year of service and was funded by our contributions determined annually by the Board of Directors.  Our expense related to the ESOP during 2006 was $7.9 million.   Our contribution to the ESOP was discontinued after 2006.

We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plans”) which are available to substantially all employees.  Our matching contributions to the 401(k) Plans were $10.5 million in 2008, $10.6 million in 2007 and $8.6 million in 2006.

(12)             INCOME TAXES

Income tax expense included in the Consolidated Statements of Income was as follows:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)
Federal
Current	$141,604	192,424	146,201
Deferred	59,669	2,220	37,687
State
Current	(14,765)	7,130	25,236
Deferred	7,849	(1,202)	11,998
	$194,357	200,572	221,122

Income tax expense was allocated as follows:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Income tax expense in the consolidated statements of income	$194,357	200,572	221,122
Stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(1,123)	(6,427)	(12,034)
Tax effect of the change in accumulated other comprehensive loss	(47,581)	(34,985)	(63,837)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2008	2007	2006
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	2.0	2.8	4.1
Recognition of previously unrecognized tax benefits	(2.3)	(5.3)	-
Other, net	-	(0.1)	(1.7)
Effective income tax rate	34.7%	32.4	37.4

In 2008 and 2007, we recognized net after-tax benefits of approximately $12.8 million and $32.7 million, respectively, which includes related interest and is net of federal benefit, related to the recognition of previously unrecognized tax benefits.  See below for additional information.  Income tax expense was reduced by approximately $1.7 million in 2008 and $6.4 million in 2006 due to the resolution of various income tax audit issues.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008 and 2007 were as follows:

December 31,	2008	2007
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$155,772	119,119
Net state operating loss carryforwards	35,548	31,646
Other employee benefits	24,474	22,229
Other	37,946	49,841
Gross deferred tax assets	253,740	222,835
Less valuation allowance	(33,858)	(30,907)
Net deferred tax assets	219,882	191,928

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(343,812)	(373,181)
Goodwill and other intangible assets	(688,765)	(604,809)
Other	(11,986)	(12,900)
Gross deferred tax liabilities	(1,044,563)	(990,890)
Net deferred tax liability	$(824,681)	(798,962)

Of the $824.7 million net deferred tax liability as of December 31, 2008, approximately $854.1 million is reflected as a net long-term liability (in “Other deferred credits”) and approximately $29.4 million is reflected as a net current deferred tax asset (in “Other current assets”).

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize.  As of December 31, 2008, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2028, of $35.5 million.  The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of such assessment, we reserved $33.9 million through the valuation allowance as of December 31, 2008 as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration.

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

During 2008, primarily as a result of certain issues being effectively settled through examination, our tax expense was reduced approximately $12.8 million (including related interest and net of federal benefit) upon the recognition of amounts that were previously reflected as a liability for unrecognized tax benefits.

During 2007, primarily as a result of certain issues being effectively settled through examination and the lapse of statute of limitations, our tax expense was reduced approximately $32.7 million (including related interest and net of federal benefit) upon the recognition of amounts that were previously reflected as a liability for unrecognized tax benefits.

The following table reflects the activity of our gross unrecognized tax benefits (excluding both interest and any related federal benefit) during 2008 (amounts expressed in thousands).

Unrecognized tax benefits at January 1, 2008	$33,829
Increase in tax positions taken in the current year	320
Decrease due to the reversal of tax positions taken in a prior year	(12,315)
Decrease from the lapse of statute of limitations	(1,840)
Unrecognized tax benefits at December 31, 2008	$19,994

Of the above ending balance of $20.0 million, approximately $4.1 million is included as a component of “Deferred credits and other liabilities” and the remainder is included in “Other current assets”.   If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, approximately $17.3 million (including interest and net of federal benefit) would benefit the effective tax rate.

Our policy is to reflect accrued interest associated with unrecognized tax benefits as income tax.  We had accrued interest (presented before related tax benefits) of approximately $5.3 million and $12.9 million as of December 31, 2008 and December 31, 2007.

We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.

Jurisdiction	Open tax years
Federal	2005-current
State
Georgia	2002-current
Louisiana	2005-current
Oregon	2002-current
Wisconsin	2003-current
Other states	2002-current

Since the period for assessing additional liability typically begins upon the filing of a return, it is possible that certain jurisdictions could assess tax for years prior to the open tax years disclosed above.  Additionally, it is possible that certain jurisdictions in which we do not believe we have an income tax filing responsibility, and accordingly did not file a return, may attempt to assess a liability, or that other jurisdictions to which we pay taxes may attempt to assert that we owe additional taxes.

            Based on (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, or (iv) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may decrease by up to $12.3 million within the next 12 months.  The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13)            EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2008	2007	2006
	(Dollars, except per share amounts, and shares in thousands)
Income (Numerator):
Net income	$365,732	418,370	370,027
Dividends applicable to preferred stock	(155)	(368)	(380)
Net income applicable to common stock for computing basic earnings per share	365,577	418,002	369,647
Interest on convertible debentures, net of tax	-	2,832	4,828
Dividends applicable to preferred stock	155	368	380
Net income as adjusted for purposes of computing diluted earnings per share	$365,732	421,202	374,855
Shares (Denominator):
Weighted average number of shares:
Outstanding during period	103,467	110,183	117,363
Nonvested restricted stock	(1,199)	(823)	(692)
Weighted average number of shares outstanding during period for computing basic earnings per share	102,268	109,360	116,671
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	169	2,951	4,493
Shares issuable upon settlement of accelerated share repurchase agreements	-	-	365
Shares issuable under incentive compensation plans	434	783	700
Number of shares as adjusted for purposes of computing diluted earnings per share	102,871	113,094	122,229
Basic earnings per share	$3.57	3.82	3.17
Diluted earnings per share	$3.56	3.72	3.07

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

In connection with calculating our diluted earnings per share in 2006 for our accelerated share repurchase program discussed in Note 9, we assumed the accelerated share repurchase market price adjustment would be settled through our issuance of additional shares of common stock, which was allowed (at our discretion) in the agreement.  Accordingly, the estimated shares issuable based on the fair value of the forward contract was included in the weighted average shares outstanding for the computation of diluted earnings per share.

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share because the exercise price of the option was greater than the average market price of the common stock was 2.1 million for 2008, 792,000 for 2007 and 1.0 million for 2006.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on this pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and, upon adoption, will require us to recast our previously reported earnings per share.  If our diluted earnings per share would have been calculated using the provisions of FSP EITF 03-6-1 for 2008, our diluted earnings per share would have been $3.52 per share as compared to $3.56 per share.

(14)             STOCK COMPENSATION PROGRAMS

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”).   SFAS 123(R) requires us to measure our cost of awarding employees with equity instruments based upon the fair value of the award on the grant date.  Such cost will be recognized as compensation expense over the period during which the employee is required to provide service in exchange for the award.  Compensation cost is also recognized over the applicable remaining vesting period for any outstanding options that were not fully vested as of January 1, 2006.  We did not have any unvested outstanding options as of January 1, 2006 since our Board of Directors accelerated the vesting of all unvested options effective as of December 31, 2005.  We elected the modified prospective transition method as permitted by SFAS 123(R); accordingly, we did not restate prior period results.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of December 31, 2008, we had reserved approximately 5.5 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

            In late February 2008, the Compensation Committee authorized all long-term incentive grants for 2008 to be in the form of restricted stock instead of a mix of stock options and restricted stock as had been granted in recent years.  During 2008, prior to this authorization, 25,700 options were granted with a weighted average grant date fair value of $8.85 per share using a Black-Scholes option pricing model using the following assumptions:  dividend yield - .6%; expected volatility - 25%; weighted average risk free interest rate - 2.9%; and expected term - 4.5 years.

During 2007 we granted 983,920 stock options with exercise prices at market value.   The weighted average fair value of each option was estimated as of the date of grant to be $14.57 using a Black-Scholes option pricing model using the following assumptions:  dividend yield - .6%; expected volatility - 28% (executive officers) and 25% (all other employees); weighted average risk free interest rate - 4.6% (rates ranged from 3.5% to 5.1%); and expected term - 6.5 years (executive officers) and 4.5 years (all other employees).

During 2006 we granted 1,007,175 stock options with exercise prices at market value.  The weighted average fair value of each of the 2006 options was estimated as of the date of grant to be $12.75 using a Black-Scholes option-pricing model with the following assumptions: dividend yield - .7%; expected volatility - 30%; weighted average risk-free interest rate - 4.65% (rates ranged from 4.28% to 5.22%); and expected option life - 7 years (executive officers) and 5 years (all other employees).

All of the options described in the preceding three paragraphs expire ten years after the date of grant and have a three-year vesting period.

The expected volatility was based on the historical volatility of our common stock over the 6.5- and 4.5- year terms mentioned above.  The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

           Stock option transactions during 2008 were as follows:

			Remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value

Outstanding December 31, 2007	3,632,205	$36.80
Granted	25,700	36.14
Exercised	(43,210)	32.52
Forfeited/Cancelled	(87,548)	42.40
Outstanding December 31, 2008	3,527,147	$36.71	5.7	$59,000
Exercisable December 31, 2008	2,617,969	$34.72	4.9	$59,000

During 2008, we issued 643,397 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $34.86 per share.  During 2007, we issued 288,896 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $45.89 per share.  During 2006, we issued 293,943 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $36.02 per share.  Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors).   Nonvested restricted stock transactions during 2008 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at January 1, 2008	846,880	$36.85
Granted	643,397	34.86
Vested	(181,310)	38.30
Forfeited	(19,350)	35.63
Nonvested at December 31, 2008	1,289,617	$35.67

The total compensation cost for share-based payment arrangements in 2008, 2007 and 2006 was $16.4 million, $20.0 million and $11.9 million, respectively.  We recognized a tax benefit related to such arrangements of approximately $5.8 million in 2008, $7.5 million in 2007 and $4.5 million in 2006.  As of December 31, 2008, there was $35.3 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 3.2 years.

We received net cash proceeds of $1.4 million during 2008 in connection with option exercises.  The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $208,000 during 2008, $17.2 million during 2007 and $31.0 million during 2006.  The excess tax benefit realized from stock options exercised and restricted stock released during 2008 was $90,000. The total fair value of restricted stock that vested during 2008, 2007, and 2006 was $6.2 million, $6.4 million, and $2.6 million, respectively.

(15)             GAIN ON ASSET DISPOSITIONS

In third quarter 2008, we sold our interest in a non-operating investment for approximately $7.2 million and recorded a pre-tax gain of approximately $3.2 million.  In anticipation of making the lump sum distributions in early 2009, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  In first quarter 2008, we sold a non-operating investment for approximately $4.2 million and recorded a pre-tax gain of approximately $4.1 million.

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

(16)             SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

The amount of interest actually paid, net of amounts capitalized of $2.4 million, $1.3 million, and $1.9 million during 2008, 2007 and 2006, respectively, was $204.1 million, $205.2 million, and $191.9 million during 2008, 2007 and 2006, respectively.  Income taxes paid were $208.8 million in 2008, $185.3 million in 2007, and $212.4 million in 2006. Income tax refunds totaled $4.6 million in 2008, $1.1 million in 2007, and $3.0 million in 2006.

We have consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2008.  In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Property, plant and equipment, net	$-	208,317	-
Goodwill	-	579,780	-
Long-term debt, deferred credits and other liabilities	-	(654,694)	-
Other assets and liabilities, excluding cash and cash equivalents	-	173,402	5,222
Decrease in cash due to acquisitions	$-	306,805	5,222

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

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $42 million for 2008, $41 million for 2007 and $40 million for 2006.

(17)             FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2008 and 2007.

	Carrying	Fair
	Amount	value
	(Dollars in thousands)
December 31, 2008

Financial assets
Other	$129,981	129,981	(2)
Financial liabilities
Long-term debt (including current maturities)	$3,314,526	2,720,227	(1)
Other	$56,570	56,570	(2)

December 31, 2007

Financial assets
Interest rate swaps	$3,048	3,048	(2)
Other	$168,039	172,175	(2)
Financial liabilities
Long-term debt (including current maturities)	$3,014,255	2,975,707	(1)
Interest rate swaps	$834	834	(2)
Other	$57,637	57,637	(2)
(1)   Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.
(2)   Fair value was estimated by us to approximate carrying value or is based on current market information.

We believe the carrying amount of cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued expenses approximates the fair value due to the short maturity of these instruments, which have not been reflected in the above table.

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

            As of December 31, 2008, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts those assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	Dec. 31, 2008	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$96,606	96,606	-	-

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

            Our operating revenues for our products and services include the following components:

Year ended December 31,	2008	2007	2006
	(Dollars in thousands)

Voice	$874,041	889,960	871,767
Network access	820,383	941,506	878,702
Data	524,194	460,755	351,495
Fiber transport and CLEC	162,050	159,317	149,088
Other	219,079	204,703	196,678
Total operating revenues	$2,599,747	2,656,241	2,447,730

For a description of each of the sources of revenues, see “Items 1 and 7” elsewhere in this report.

Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(19)             COMMITMENTS AND CONTINGENCIES

Construction expenditures and investments in vehicles, buildings and equipment during 2009 are estimated to be between $280-300 million, excluding nonrecurring capital expenditures expected to arise out of our pending EMBARQ acquisition.  We generally do not enter into firm, committed contracts for such activities.

            In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during anapproximately 18-month period between October 2000 and May 2002 were legally insufficient.  Our appeal of this class certification decision was denied.  Our preliminary analysis indicates that we billed less than $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly above amounts previously accrued.  The Court’s order does not specify the award of damages, the scope and amounts of which, if any, remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we currently cannot reasonably estimate the maximum amount of possible loss if this matter proceeds to litigation.  However, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our financial position or on-going results of operations.

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

(20)              SUBSEQUENT EVENT

On January 23, 2009, EMBARQ announced that it had entered into an amendment to its Credit Agreement dated as of May 10, 2006.  Amendment No. 1 will become effective only upon the consummation of the pending merger between a subsidiary of CenturyTel and EMBARQ, and the satisfaction of other conditions specified in Amendment No. 1.  Amendment No. 1 effects a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enables the Credit Agreement, as amended, to remain in place after the merger is completed.  Previously, in connection with the merger agreement dated October 26, 2008, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would be available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter.  Upon entering into and terminating the commitment letter, we paid an aggregate of $8 million to the lenders.  Such amount will be reflected as an expense in the first quarter of 2009.

On January 27, 2009, EMBARQ stockholders approved the proposed merger and CenturyTel shareholders approved the issuance of CenturyTel common stock to EMBARQ shareholders in connection with the proposed merger.

CENTURYTEL, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share amounts)
2008	(unaudited)

Operating revenues	$648,614	658,106	650,073	642,954
Operating income	$183,493	180,690	180,727	176,442
Net income	$88,760	92,167	84,733	100,072
Basic earnings per share	$.84	.89	.84	1.01
Diluted earnings per share	$.83	.88	.84	1.01

2007

Operating revenues	$600,855	689,991	708,833	656,562
Operating income	$168,083	231,836	224,185	168,974
Net income	$77,870	112,265	113,202	115,033
Basic earnings per share	$.70	1.03	1.04	1.05
Diluted earnings per share	$.68	1.00	1.01	1.04

2006

Operating revenues	$611,291	608,907	619,837	607,695
Operating income	$157,924	164,993	168,942	173,679
Net income	$69,260	152,210	76,324	72,233
Basic earnings per share	$.57	1.32	.66	.63
Diluted earnings per share	$.55	1.26	.64	.62

In the first quarter of 2008, we recognized a $4.1 million pre-tax gain upon the sale of a non-operating investment.  In the second quarter of 2008, we recognized an $8.2 million curtailment loss in connection with amending our SERP.  We also recognized a $4.5 million pre-tax gain upon liquidation of our investments in marketable securities in the SERP trust in the second quarter of 2008.  In the third quarter of 2008, we recorded a one-time pre-tax gain of approximately $3.2 million related to the sale of a non-operating investment.  In the fourth quarter of 2008, we recognized (i) a net benefit of approximately $12.8 million after-tax related to the recognition of previously unrecognized tax benefits, (ii) a pre-tax benefit of approximately $10.0 million related to the recognition of previously accrued transaction related and other contingencies and (iii) a $5.0 million charge associated with costs associated with our pending acquisition of EMBARQ.

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

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2008.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

Reports on Internal Control Over Financial Reporting.  We incorporate by reference into this Item 9A the reports appearing at the forefront of Item 8, “Financial Statements and Supplementary Data”.

Item 9B.     Other Information

            In February 2009, the Compensation Committee of the Board granted equity awards and took other related actions, including establishing for senior management bonus targets for 2009 based upon attaining certain specified levels of operating cash flow and end-user revenues.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

            The name, age and office(s) held by each of our executive officers are shown below.  Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name	Age	Office(s) held with CenturyTel

Glen F. Post, III	56	Chairman of the Board of Directors and Chief Executive Officer

Karen A. Puckett	48	President and Chief Operating Officer

R. Stewart Ewing, Jr.	57	Executive Vice President and Chief Financial Officer

David D. Cole	51	Senior Vice President – Operations Support

Stacey W. Goff	43	Senior Vice President, General Counsel and Secretary

Michael Maslowski	61	Senior Vice President and Chief Information Officer

Each of our executive officers has served as an officer of CenturyTel and one or more of its subsidiaries in varying capacities for more than the past five years.

            The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2009.

Item 11.      Executive Compensation

The information required by Item 11 is incorporated by reference to the Proxy Statement.

Item 12.      Security Ownership of Certain Beneficial Owners and Management

            The following table provides information about shares of CenturyTel common stock authorized for issuance under our existing equity compensation plans as of December 31, 2008.

			(c)
			Number of securities
			remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	plans (excluding
	be issued upon conversion	exercise price of	securities reflected in
Plan category	of outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	3,527,147	$36.71	1,987,301

Employee Stock Purchase Plan approved by shareholders	-	-	4,321,248

Equity compensation plans not approved by security holders	-	-	-

Totals	3,527,147	-	6,308,549

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

Report of Management, including its assessment of the effectiveness of its internal control over financial reporting

Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Financial Statement Schedule and Effectiveness of the Company’s Internal Control over Financial Reporting

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets - December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Consolidated Quarterly Income Statement Information (unaudited)

(2)	The attached Schedule II, Valuation and Qualifying Accounts, is the only applicable schedule that we are required to file.

(3)	Exhibits:

1
Agreement and Plan of Merger, dated as of October 26, 2008 among CenturyTel, Embarq Corporation and Cajun Acquisition Company (incorporated by reference to Exhibit
99.1 of our Current Report on Form 8-K filed on October 30, 2008).

3.1
Articles of Incorporation, as amended and restated through November 14, 2008 (incorporated by reference to Exhibit 4.1 of CenturyTel’s registration statement on Form S-3 filed February 9, 2009, File No. 333-157188).

3.2	Bylaws, as amended and restated through August 26, 2003 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K dated August 29, 2003 and filed on September 2, 2003).

3.3	Corporate Governance Guidelines, as amended through August 21, 2007 (incorporated by reference to Exhibit 3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

3.4	Charters of Committees of Board of Directors

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

(d)
Charter of the Risk Evaluation Committee of the Board of Directors, as amended through February 26, 2008, (incorporated by reference to Exhibit 3.4(d) of our
Annual Report on Form 10-K for the year ended December 31, 2007).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2000).

4.2	Instruments relating to our public senior debt

(a)
Indenture dated as of March 31, 1994 between CenturyTel and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3, Registration No. 33-52915).

(b)	Form of CenturyTel’s 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K for the year ended December 31, 1995).

(c)	Form of CenturyTel’s 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 1997).

(d)	Form of 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

(e)	Form of CenturyTel’s 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4, File No. 333-100480).

(f)
Third Supplemental Indenture dated as of February 14, 2005 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).

(g)	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.2(f)).

(h)
Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit
4.1 of our Current Report on Form 8-K dated March 29, 2007).

(i)	Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.2(h)).

4.3
Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel and the lenders named therein (incorporated by reference to Exhibit
4.3 of our Annual Report on Form 10-K for the year ended December 31, 2006).

10.1	Qualified Employee Benefit Plans (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees)

(a)
CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated as of December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of our Annual Report on Form 10-K for the year ended December 31, 2006), amendments thereto dated December 31, 2007 (incorporated by reference to
 Exhibit 10.1(a) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated November 20, 2008, included elsewhere herein.

(b)
CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of our Annual
Report on Form 10-K for the year ended December 31, 2006) and amendment thereto dated December 31, 2007, (incorporated by reference to Exhibit 10.1(b)
of our Annual Report on Form 10-K for the year ended December 31, 2007), amendment thereto dated December 31, 2006 (incorporated by reference to Exhibit
10.1(b) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) and amendment thereto dated November 20, 2008, included elsewhere herein.

(c)
Amended and Restated Retirement Plan, effective as of December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of our Annual Report on Form 10-K for the
year ended December 31, 2006) and amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of our Annual Report on Form 10-K
 for the year ended December 31, 2007), amendment thereto dated as of April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of our Quarterly Report on Form
10-Q for the quarter ended March 31, 2008) and amendment thereto dated October 24, 2008, included elsewhere herein.

10.2	Stock-based Incentive Plans

(a)
1983 Restricted Stock Plan, dated February 21, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to Exhibit 10.1(e) to our Annual
Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated November 21, 1996, (incorporated by reference to Exhibit 10.1(e) of our
Annual Report on Form 10-K for the year ended December 31, 1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), and amendment thereto dated April 25, 2001 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), and amendment thereto dated April 17, 2000 (incorporated by reference to Exhibit 10.2(a)
of our Annual Report on Form 10-K for the year ended December 31, 2001).

(b)
1995 Incentive Compensation Plan approved by CenturyTel’s shareholders on May 11, 1995 (incorporated by reference to Exhibit 4.4 to Registration No. 33-60061)
and amendment thereto dated November 21, 1996 (incorporated by Reference to Exhibit 10.1 (l) of our Annual Report on Form 10-K for the year ended December 31,
1996), and amendment thereto dated February 25, 1997 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March
31, 1997) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(i)
Form of Stock Option Agreement, pursuant to 1995 Incentive Compensation Plan and dated as of February 21, 2000, entered into by
CenturyTel and its officers (incorporated by reference to Exhibit 10.1 (t) of our Annual Report on Form 10-K for the year ended
 December 31, 1999).

(c)
Amended and Restated 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 of our
Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) and amendment thereto dated May 29, 2003 (incorporated by reference to
Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(i)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of May 21, 2001, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2001).

(ii)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of February 25, 2002, entered into by CenturyTel and its officers (incorporated by reference to Exhibit 10.2(d)(ii) of our Annual Report on Form
10-K for the year ended December 31, 2002).

(d)
Amended and Restated 2002 Directors Stock Option Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(e)
of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008, included elsewhere herein.

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

(e)
Amended and Restated 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to
Exhibit 10.2(f) of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008, included elsewhere herein.

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

(f)	2005 Directors Stock Plan (incorporated by reference to our 2005 Proxy Statement filed April 15, 2005) and amendment thereto dated October 24, 2008, included elsewhere herein.

(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May
13, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated May 13, 2005).

(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May
12, 2006 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2006).

(iii)	Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May 11, 2007, included elsewhere herein.

(iv)	Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May 9, 2008, included elsewhere herein.

(g)	2005 Management Incentive Compensation Plan (incorporated by reference to our 2005 Proxy Statement filed April 15, 2005) and amendment thereto dated October 24, 2008, included elsewhere herein.

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

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2008, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.3	Other Non-Qualified Employee Benefit Plans

(a)
Key Employee Incentive Compensation Plan, dated January 1, 1984, as amended and restated as of November 16, 1995 (incorporated by reference to
Exhibit 10.1(f) of our Annual Report on Form 10-K for the year ended December 31, 1995) and amendment thereto dated  November 21, 1996 (incorporated by reference to Exhibit 10.1(f) of our Annual Report on Form 10-K for the year ended December 31, 1996), amendment thereto dated February 25, 1997
(incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1997), amendment thereto dated  April
25, 2001 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001), amendment thereto dated
April 17, 2000 (incorporated by reference to Exhibit 10.3(a) of our Annual Report on Form 10-K for the year ended December 31, 2001) and amendment thereto dated February 27, 2007 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).

(b)
Supplemental Executive Retirement Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(b) of our Annual Report on
Form 10-K for the year ended December 31, 2007) and amendment thereto dated May 5, 2008, included elsewhere herein, and amendment thereto dated October
24, 2008, included elsewhere herein.

(c)
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of our Annual Report on
Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008, included elsewhere herein.

(d)
Supplemental Defined Benefit Plan, 2008 Restatement, effective as of January 1, 2008, (incorporated by reference to Exhibit 10.3(d) of our Annual
Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008, included elsewhere herein.

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

(a)
Amended and Restated Change of Control Agreement, effective January 1, 2008, by and between Glen F. Post, III and CenturyTel, (incorporated by reference to Exhibit 10.4(a) of our Annual Report on Form 10-K for the year ended December 31, 2007).

(b)
Form of Amended and Restated Change of Control Agreement, effective January 1, 2008, by and between CenturyTel and each of its other executive officers (incorporated by reference to Exhibit 10.4(b) of our Annual Report on Form 10-K for the year ended December 31, 2007).

(c)	Form of Indemnification Agreement for Officers and Directors (incorporated by reference to Exhibit 10.4(e) of our Annual Report on Form 10-K for the year ended December 31, 2005).

(d)
Amended and Restated CenturyTel, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008, (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

12	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends, included elsewhere herein.

14	Corporate Compliance Program (incorporated by reference to Exhibit 14 of our Annual Report on Form 10-K for the year ended December 31, 2003).

21	Subsidiaries of CenturyTel, included elsewhere herein.

23	Independent Registered Public Accounting Firm Consent, included elsewhere herein.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, included elsewhere herein.

(b)	Reports on Form 8-K.

              The following Form 8-Ks were filed on the dates indicated during the fourth quarter of 2008.

               October 27, 2008
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

October 30, 2008

Items 1.01 and 9.01 – Entry Into a Material Definitive Agreement and Financial Statements and Exhibits.  Agreement and Plan of Merger dated as of
October 26, 2008 among Registrant, Embarq Corporation and Cajun Acquisition Company.

November 18, 2008 Items 5.03 and 9.01 – Other Events and Financial Statements and Exhibits. Articles of Amendment to the Amended and Restated Articles of Incorporation of CenturyTel, Inc.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyTel, Inc.,

Date: February 27, 2009	By: /s/ Glen F. Post, III
Glen F. Post, III
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III	Chairman of the Board and
Glen F. Post, III	Chief Executive Officer	February 27, 2009

/s/ R. Stewart Ewing, Jr.	Executive Vice President and
R. Stewart Ewing, Jr.	Chief Financial Officer	February 27, 2009

/s/ Neil A. Sweasy
Neil A. Sweasy	Vice President and Controller	February 27, 2009

/s/ William R. Boles, Jr.
William R. Boles, Jr.	Director	February 27, 2009

/s/ Virginia Boulet
Virginia Boulet	Director	February 27, 2009

/s/ Calvin Czeschin
Calvin Czeschin	Director	February 27, 2009

/s/ James B. Gardner
James B. Gardner	Director	February 27, 2009

/s/ W. Bruce Hanks
W. Bruce Hanks	Director	February 27, 2009

/s/ Gregory J. McCray
Gregory J. McCray	Director	February 27, 2009

/s/ C. G. Melville, Jr.
C. G. Melville, Jr.	Director	February 27, 2009

/s/ Fred R. Nichols
Fred R. Nichols	Director	February 27, 2009

/s/ Harvey P. Perry
Harvey P. Perry	Director	February 27, 2009

/s/ Jim D. Reppond
Jim D. Reppond	Director	February 27, 2009

/s/ Joseph R. Zimmel
Joseph R. Zimmel	Director	February 27, 2009

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CENTURYTEL, INC.

For the years ended December 31, 2008, 2007 and 2006

		Additions
	Balance at	charged to	Deductions				Balance
	beginning	costs and	from		Other		at end
Description	of period	expenses	allowance		changes		of period
	(Dollars in thousands)
Year ended December 31, 2008
Allowance for doubtful accounts	$20,361	9,866	(13,524	) (1)	(413	) (2)	16,290
Valuation allowance for deferred tax assets	$30,907	1,603	-		1,348		33,858

Year ended December 31, 2007
Allowance for doubtful accounts	$20,905	14,466	(16,617	) (1)	1,607	(2)	20,361
Valuation allowance for deferred tax assets	$61,049	3,744	(33,886)		-		30,907

Year ended December 31, 2006
Allowance for doubtful accounts	$21,721	20,199	(21,009	) (1)	(6	) (2)	20,905
Valuation allowance for deferred tax assets	$54,412	6,637	-		-		61,049

(1)       Customers’ accounts written-off, net of recoveries.
(2)       Allowance for doubtful accounts at the date of acquisition of purchased subsidiaries, net of allowance for doubtful accounts at the date of disposition of subsidiaries sold.