Form 10-Q
period 2009-03-31
CENTURYTEL INC
filed 2009-05-01
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                 Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes [  ]         No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

   As of April 30, 2009, there were 100,972,937 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

			Page No.

Part I.		Financial Information:

	Item 1.	Financial Statements

		Consolidated Statements of Income--Three Months Ended March 31, 2009 and 2008	3

		Consolidated Statements of Comprehensive Income--Three Months Ended March 31, 2009 and 2008	4

		Consolidated Balance Sheets--March 31, 2009 and December 31, 2008	5

		Consolidated Statements of Cash Flows--Three Months Ended March 31, 2009 and 2008	6

		Consolidated Statements of Stockholders' Equity--Three Months Ended March 31, 2009 and 2008	7

		Notes to Consolidated Financial Statements*	8-13

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

	Item 4.	Controls and Procedures	21

Part II.		Other Information:

	Item 1.	Legal Proceedings	22

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

	Item 6.	Exhibits and Reports on Form 8-K	22-23

Signature			23

________________________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2009	2008
	(Dollars, except per share amounts, and
	shares in thousands)

OPERATING REVENUES	$636,385	648,614

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	234,631	237,812
Selling, general and administrative	109,845	91,625
Depreciation and amortization	127,572	135,684
Total operating expenses	472,048	465,121

OPERATING INCOME	164,337	183,493

OTHER INCOME (EXPENSE)
Interest expense	(52,032)	(50,122)
Other income (expense)	(1,818)	8,663
Total other income (expense)	(53,850)	(41,459)

INCOME BEFORE INCOME TAX EXPENSE	110,487	142,034
Income tax expense	43,107	53,028

NET INCOME	67,380	89,006
Less: Net income attributable to noncontrolling interests	(226)	(246)
NET INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$67,154	88,760

BASIC EARNINGS PER SHARE	$.67	.83

DILUTED EARNINGS PER SHARE	$.67	.82

DIVIDENDS PER COMMON SHARE	$.70	.0675
AVERAGE BASIC SHARES OUTSTANDING	99,126	106,142
AVERAGE DILUTED SHARES OUTSTANDING	99,144	106,675

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

NET INCOME	$67,380	89,006

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Unrealized holding loss related to marketable securities, net of ($525) tax	-	(843)
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67 and $67 tax	107	107
Defined benefit pension and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net income, net of $4,224 and $68 tax	6,777	110
Net change in other comprehensive income (loss), net of tax	6,884	(626)

COMPREHENSIVE INCOME	74,264	88,380

Comprehensive income attributable to noncontrolling interests	(226)	(246)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$74,038	88,134

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$61,230	243,327
Accounts receivable, less allowance of $15,750 and $16,290	194,194	230,292
Materials and supplies, at average cost	8,781	8,862
Other	56,425	72,926
Total current assets	320,630	555,407

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,900,683	8,868,451
Accumulated depreciation	(6,079,113)	(5,972,559)
Net property, plant and equipment	2,821,570	2,895,892

GOODWILL AND OTHER ASSETS
Goodwill	4,015,674	4,015,674
Other	775,939	787,222
Total goodwill and other assets	4,791,613	4,802,896

TOTAL ASSETS	$7,933,813	8,254,195

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$20,148	20,407
Accounts payable	125,218	135,086
Accrued expenses and other liabilities
Salaries and benefits	48,366	99,648
Income taxes	12,093	-
Other taxes	50,726	44,137
Interest	77,472	75,769
Other	24,290	26,773
Advance billings and customer deposits	56,549	56,570
Total current liabilities	414,862	458,390

LONG-TERM DEBT	3,002,402	3,294,119

DEFERRED CREDITS AND OTHER LIABILITIES	1,341,340	1,333,878

STOCKHOLDERS' EQUITY
CenturyTel, Inc.
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 100,579,306 and 100,277,216 shares	100,579	100,277
Paid-in capital	43,489	39,961
Accumulated other comprehensive loss, net of tax	(116,605)	(123,489)
Retained earnings	3,143,036	3,146,255
Preferred stock - non-redeemable	236	236
Noncontrolling interests	4,474	4,568
Total stockholders’ equity	3,175,209	3,167,808
TOTAL LIABILITIES AND EQUITY	$7,933,813	8,254,195

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income attributable to CenturyTel, Inc.	$67,154	88,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	127,572	135,684
Gain on asset disposition	-	(4,136)
Deferred income taxes	17,249	8,357
Share-based compensation	4,487	3,324
Income from unconsolidated cellular entity	(4,723)	(3,306)
Distributions from unconsolidated cellular entity	4,088	6,363
Changes in current assets and current liabilities:
Accounts receivable	36,098	4,520
Accounts payable	(9,868)	(12,073)
Accrued income and other taxes	19,103	9,699
Other current assets and other current liabilities, net	(12,302)	(14,423)
Retirement benefits	(23,497)	5,474
Excess tax benefits from share-based compensation	(335)	(19)
Increase (decrease) in other noncurrent assets	(306)	(789)
Decrease in other noncurrent liabilities	(2,779)	(2,790)
Other, net	8,226	5,565
Net cash provided by operating activities	230,167	230,210

INVESTING ACTIVITIES
Payments for property, plant and equipment	(45,496)	(54,739)
Deposit paid for wireless spectrum auction	-	(25,000)
Proceeds from sale of nonoperating investment	-	4,209
Other, net	128	(721)
Net cash used in investing activities	(45,368)	(76,251)

FINANCING ACTIVITIES
Net proceeds from the issuance of long-term debt	-	135,000
Payments of debt	(291,976)	(245,058)
Proceeds from issuance of short-term debt	-	40,000
Proceeds from issuance of common stock	2,948	2,339
Repurchase of common stock	(4,026)	(95,621)
Net proceeds from settlement of hedges	-	20,745
Cash dividends	(70,373)	(7,261)
Excess tax benefits from share-based compensation	335	19
Other, net	(3,804)	(985)
Net cash used in financing activities	(366,896)	(150,822)

Net increase (decrease) in cash and cash equivalents	(182,097)	3,137

Cash and cash equivalents at beginning of period	243,327	34,402

Cash and cash equivalents at end of period	$61,230	37,539

Supplemental cash flow information:
Income taxes paid	$851	44,152
Interest paid (net of capitalized interest of $327 and $726)	$50,002	54,467

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$100,277	108,492
Issuance of common stock through dividend reinvestment, incentive and benefit plans	455	360
Repurchase of common stock	-	(2,545)
Shares withheld to satisfy tax withholdings	(153)	(48)
Balance at end of period	100,579	106,259

PAID-IN CAPITAL
Balance at beginning of period	39,961	91,147
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2,493	1,979
Repurchase of common stock	-	(91,407)
Shares withheld to satisfy tax withholdings	(3,873)	(1,621)
Excess tax benefits from share-based compensation	335	19
Share-based compensation and other	4,573	3,169
Balance at end of period	43,489	3,286

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(123,489)	(42,707)
Net change in other comprehensive income (loss), net of reclassification adjustment, net of tax	6,884	(626)
Balance at end of period	(116,605)	(43,333)

RETAINED EARNINGS
Balance at beginning of period	3,146,255	3,245,302
Net income attributable to CenturyTel, Inc.	67,154	88,760
Cash dividends declared
Common stock - $.70 and $.0675 per share, respectively	(70,370)	(7,174)
Preferred stock	(3)	(87)
Balance at end of period	3,143,036	3,326,801

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	236	6,971

NONCONTROLLING INTERESTS
Balance at beginning of period	4,568	6,605
Net income attributable to noncontrolling interests	226	246
Distributions attributable to noncontrolling interests	(320)	(1,296)
Balance at end of period	4,474	5,555

TOTAL STOCKHOLDERS' EQUITY	$3,175,209	3,405,539

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.

The financial information for the three months ended March 31, 2009 and 2008 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Pending Acquisition

On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction.  Under the terms of the agreement, EMBARQ shareholders will receive 1.37 CenturyTel shares for each share of EMBARQ common stock they own at closing.  On December 31, 2008, EMBARQ had outstanding approximately 142.4 million shares of common stock and $5.7 billion of long-term debt.  As of December 31, 2008, the two companies had a combined operating presence in 33 states with approximately 7.7 million access lines and two million broadband customers.  Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission (“FCC”) and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2009 and December 31, 2008 were composed of the following:

	March 31,	Dec. 31,
	2009	2008
	(Dollars in thousands)

Goodwill	$4,015,674	4,015,674

Intangible assets subject to amortization
Customer base
Gross carrying amount	$181,309	181,309
Accumulated amortization	(39,154)	(35,026)
Net carrying amount	$142,155	146,283

Other intangible assets not subject to amortization	$42,750	42,750

Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2009 was $4.1 million and is expected to be $16.5 million annually from 2009 through 2011, $16.1 million in 2012 and $16.0 million in 2013 (excluding the effects of any acquisitions consummated after the date hereof).

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to qualified retired employees.

Net periodic postretirement benefit cost for the three months ended March 31, 2009 and 2008 included the following components:

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

Service cost	$1,209	1,255
Interest cost	4,898	4,974
Expected return on plan assets	(347)	(599)
Amortization of unrecognized prior service cost	(886)	(651)
Net periodic postretirement benefit cost	$4,874	4,979

We contributed $3.2 million to our postretirement health care plan in the first quarter of 2009 and expect to contribute approximately $13 million for the full year.

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsored a Supplemental Executive Retirement Plan that provided certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our Supplemental Executive Retirement Plan, including (i) the freezing of benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits based on their election which occurred in the second quarter of 2008.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who was not in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution.  We recorded an aggregate curtailment loss of approximately $8.2 million in 2008 (of which $580,000 was recognized in the first quarter of 2008) related to the above-described items.  In addition, upon the payment of the lump sum distributions in early 2009, we also recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Net periodic pension expense for the three months ended March 31, 2009 and 2008 included the following components:

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

Service cost	$3,493	4,689
Interest cost	6,631	6,637
Expected return on plan assets	(6,964)	(8,749)
Curtailment loss	-	580
Settlement loss	7,711	-
Net amortization and deferral	4,177	829
Net periodic pension expense	$15,048	3,986

The amount of the 2009 contribution to our pension plans will be determined based on a number of factors, including the results of the 2009 actuarial valuation.  At this time, the amount of the 2009 contribution is not known.  Due principally to an accumulated positive “credit balance” under our principal pension plan, we expect our required minimum cash contributions for 2009 to be minimal.  Nonetheless, we may make discretionary contributions in 2009.

(6)	Stock-based Compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of March 31, 2009, we had reserved approximately 5.1 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   During the first quarter of 2009, 346,915 shares of restricted stock (substantially all of which have a three-year vesting period) were granted to employees at an average grant date fair value of $26.10 per share.   As of March 31, 2009, there were 1,250,940 shares of nonvested restricted stock outstanding at an average grant date fair value of $34.06 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  No options were granted to employees during the first quarter of 2009.

As of March 31, 2009, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value*

Outstanding	3,503,901	$36.66	5.5	$134,000
Exercisable	3,041,259	$35.35	5.1	$134,000
______________
*  Includes only those options with intrinsic value (options where the exercise price is below the market price).

The total compensation cost for all share-based payment arrangements for the first quarters of 2009 and 2008 was $4.5 million and $3.3 million, respectively.  As of March 31, 2009, there was $39.9 million of total unrecognized compensation cost related to the share-based payment arrangements, which we expect to recognize over a weighted-average period of 3.1 years.

(7)	Income Taxes

Our effective income tax rate was 39.1% and 37.4% for the three months ended March 31, 2009 and March 31, 2008, respectively.   The lump sum distributions attributable to certain executive officers that were made in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  Such treatment resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

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

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

Voice	$209,918	220,480
Network access	192,844	208,698
Data	139,937	126,772
Fiber transport and CLEC	41,498	39,633
Other	52,188	53,031
Total operating revenues	$636,385	648,614

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

We derive our data revenues primarily by providing high-speed Internet access services (“DSL”) and data transmission services over special circuits and private lines in our local exchange service areas.

Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier and security monitoring businesses.

We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our video services, as well as other new product offerings.

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $10 million for both the three months ended March 31, 2009 and 2008.

(9)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”).  Under SFAS 141(R), an acquiring entity is required to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141(R) also changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date.  SFAS 141(R) is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We will account for our pending acquisition of EMBARQ using the guidance of SFAS 141(R).  During the first quarter of 2009, we incurred approximately $6.9 million of acquisition related expenses related to our pending acquisition of EMBARQ.  Pursuant to SFAS 141(R), such costs are required to be expensed as incurred and are reflected in selling, general and administrative expense in our first quarter 2009 consolidated statement of income.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on this pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and requires us to recast our previously reported earnings per share using the methodology prescribed in FSP EITF 03-6-1.  Our previously reported diluted earnings per share for the first quarter of 2008 ($.83 per share) has been recast using the guidance of FSP EITF 03-6-1 ($.82 per share).  If our diluted earnings per share would have been calculated using the provisions of FSP EITF 03-6-1 for the full year 2008, our diluted earnings per share would have been $3.52 per share as compared to $3.56 per share.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated balance sheets.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Our financial statements as of and for the three months ended March 31, 2009 reflect our noncontrolling interests as prescribed by SFAS 160.  Prior periods have been adjusted to reflect this presentation.

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS 157”) defines fair value, establishes a framework for measuring fair value and expands the disclosures about fair value measurements required or permitted under other accounting pronouncements.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets); Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable); and Level 3 (defined as unobservable inputs in which little or no market data exists).

As of March 31, 2009, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	March 31, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$96,544	96,544	-	-

(10)	Commitments and Contingencies

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

(11)	Other Events

On January 23, 2009, EMBARQ announced that it had entered into an amendment to its Credit Agreement dated as of May 10, 2006.  Amendment No. 1 will become effective only upon the consummation of the pending merger between a subsidiary of CenturyTel and EMBARQ, and the satisfaction of other conditions specified in Amendment No. 1.  Amendment No. 1 effects a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enables the Credit Agreement, as amended, to remain in place after the merger is completed.  Previously, in connection with the merger agreement dated October 26, 2008, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would be available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter.  Upon entering into and terminating the commitment letter, we paid an aggregate of $8.0 million to the lenders.  Such amount has been reflected as an expense (in Other income (expense)) in the first quarter of 2009.

On January 27, 2009, EMBARQ stockholders approved the proposed merger and CenturyTel shareholders approved the issuance of CenturyTel common stock to EMBARQ shareholders in connection with the proposed merger.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year.

We are an integrated communications company engaged primarily in providing an array of communications services to customers in 25 states.  We currently derive our revenues from providing (i) local exchange and long distance voice services, (ii) network access services, (iii) data services, which includes high-speed Internet service (“DSL”), as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services.   For additional information on our revenue sources, see Note 8.

On October 26, 2008, we entered into a definitive merger agreement to acquire Embarq Corporation (“EMBARQ”) in a stock-for-stock transaction.  Under the terms of the agreement, EMBARQ shareholders will receive 1.37 CenturyTel shares for each share of EMBARQ common stock they own at closing.  On December 31, 2008, EMBARQ had outstanding approximately 142.4 million shares of common stock and $5.7 billion of long-term debt.  As of December 31, 2008, the two companies had a combined operating presence in 33 states with approximately 7.7 million access lines and two million broadband customers.  Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second quarter of 2009.  During the first quarter of 2009, we incurred approximately $6.9 million of acquisition related costs associated with our pending acquisition of EMBARQ.  Such costs are reflected in selling, general and administrative expense in our first quarter 2009 consolidated statement of income.  As discussed in Note 11, during the first quarter of 2009 we incurred an $8.0 million pre-tax charge (which is reflected in Other income (expense)) associated with our $800 million bridge facility that we obtained in connection with entering into the EMBARQ merger agreement.

As discussed further in Note 5, upon the payment of lump sum distributions in early 2009 related to our Supplemental Executive Retirement Plan, we recognized a settlement loss of approximately $7.7 million in the first quarter of 2009 (such amount is reflected in selling, general and administrative expense).  In addition, due to Internal Revenue Code Section 162(m) limitations, a portion of the lump sum distributions made in the first quarter of 2009 are not deductible for income tax purposes and thus increased our effective income tax rate.  Such increase in our effective tax rate was partially offset by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.  See “Income Tax Expense” below for additional information.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to the loss of access lines and minutes of use.  In an attempt to mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund described in our prior filings with the Securities and Exchange Commission (“SEC”)); our ability to effectively adjust to changes in the communications industry; our ability to successfully complete our pending merger with EMBARQ, including timely receiving all regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including successfully integrating newly-acquired businesses into our operations and retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.  These and other uncertainties related to our business and our pending acquisition of EMBARQ are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2008, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared
to Three Months Ended March 31, 2008

Net income attributable to CenturyTel, Inc. was $67.2 million and $88.8 million for the first quarter of 2009 and 2008, respectively.  Diluted earnings per share for the first quarter of 2009 and 2008 was $.67 and $.82, respectively.   The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases after March 31, 2008.

	Three months
	ended March 31,
	2009	2008
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$164,337	183,493
Interest expense	(52,032)	(50,122)
Other income (expense)	(1,818)	8,663
Income tax expense	(43,107)	(53,028)
Net income	67,380	89,006
Less: Net income attributable to noncontrolling interests	(226)	(246)
Net income attributable to CenturyTel, Inc.	$67,154	88,760

Basic earnings per share	$.67	.83

Diluted earnings per share	$.67	.82

Average basic shares outstanding	99,126	106,142

Average diluted shares outstanding	99,144	106,675

Operating income decreased $19.2 million (10.4%) due to a $12.2 million (1.9%) decrease in operating revenues and a $6.9 million (1.5%) increase in operating expenses.

Operating Revenues

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

Voice	$209,918	220,480
Network access	192,844	208,698
Data	139,937	126,772
Fiber transport and CLEC	41,498	39,633
Other	52,188	53,031
	$636,385	648,614

The $10.6 million (4.8%) decrease in voice revenues is primarily due to (i) a $7.3 million decrease due to a 6.5% decline in the average number of access lines and (ii) a $3.1 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate.

Access lines declined 31,700 (1.6%) during the first quarter of 2009 compared to a decline of 27,400 (1.3%) during the first quarter of 2008.  We believe the decline in the number of access lines during 2009 and 2008 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 5.7% and 6.7% in 2009.

Network access revenues decreased $15.9 million (7.6%) in the first quarter of 2009 primarily due to (i) an $8.9 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (ii) a $3.9 million decrease in interstate revenues primarily due to the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (iii) a $3.5 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients.  We believe that intrastate minutes will continue to decline in 2009, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $13.2 million (10.4%) substantially due to an $11.0 million increase in DSL-related revenues primarily due to growth in the number of DSL customers.

Fiber transport and CLEC revenues increased $1.9 million (4.7%) primarily due to a $3.2 million increase in revenues of our incumbent fiber transport business.  Such increase was partially offset by a $1.5 million decrease in CLEC revenues due to the sales of six CLEC markets that were consummated in the second and third quarters of 2008.

Other revenues decreased $843,000 (1.6%) primarily due to a $1.3 million decrease in directory revenues.

Operating Expenses

	Three months
	ended March 31,
	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$234,631	237,812
Selling, general and administrative	109,845	91,625
Depreciation and amortization	127,572	135,684
	$472,048	465,121

Cost of services and products decreased $3.2 million (1.3%) primarily due to a $3.3 million decrease in plant operations expenses primarily due to lower maintenance and repairs costs and a $2.4 million decrease in CLEC expenses primarily due to a reduction in costs due to the above-described sale of six CLEC markets.  Such decreases were partially offset by a $4.0 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $18.2 million (19.9%) primarily due to (i) a $7.7 million settlement charge related to our Supplemental Executive Retirement Plan (see Note 5); (ii) $6.9 million of acquisition related costs associated with our pending acquisition of EMBARQ and (iii) a $4.9 million increase in bad debt expense.

Depreciation and amortization decreased $8.1 million (6.0%) primarily due a $10.6 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by a $4.2 million increase due to higher levels of plant in service.

Interest Expense

Interest expense increased $1.9 million (3.8%) in the first quarter of 2009 compared to the first quarter of 2008 primarily due to a $3.8 million increase as a result of an increase in average debt outstanding which was partially offset by a $1.4 million reduction due to lower average interest rates.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $(1.8) million for the first quarter of 2009 compared to $8.7 million for the first quarter of 2008.  Included in the first quarter of 2009 is an $8.0 million charge associated with our $800 million bridge credit facility (see Note 11 for additional information).  Included in the first quarter of 2008 is a pre-tax gain of approximately $4.1 million from the sale of a nonoperating investment and a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.  Our share of income from our 49% interest in a cellular partnership increased $1.4 million in first quarter 2009 compared to first quarter 2008.

Income Tax Expense

Our effective income tax rate was 39.1% and 37.4% for the three months ended March 31, 2009 and March 31, 2008, respectively.   The lump sum distributions attributable to certain executive officers that were made in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  Such treatment resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  During the last few months of 2008, we borrowed against our long-term revolving credit facility and held excess cash to provide us flexibility in the challenging economic environment.  As a result, our working capital position was positive as of December 31, 2008.  During the first quarter of 2009, we repaid a portion of these borrowings which has resulted in a negative working capital position as of March 31, 2009, which is more representative of our typical working capital position.   Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $230.2 million during both the first three months of 2009 and the first three months of 2008.  Payments for income taxes decreased from $44.2 million during the first three months of 2008 to $851,000 during the first three months of 2009 due to overpayments of 2008 taxes that enabled us to lower our first quarter 2009 estimated tax payments.  The lump sum distributions associated with the discontinuance of the Supplemental Executive Retirement Plan were paid in early 2009 and aggregated approximately $37 million.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $45.4 million and $76.3 million for the three months ended March 31, 2009 and 2008, respectively.  Payments for property, plant and equipment were $45.5 million in the first quarter of 2009 and $54.7 million in the first quarter of 2008.  Included in our first quarter 2009 capital expenditures was approximately $6.4 million related to the integration of EMBARQ.  Our budgeted capital expenditures for 2009 are expected to be between $280-300 million, excluding nonrecurring capital expenditures expected to arise out of our pending EMBARQ acquisition.

During 2008, we paid an aggregate of approximately $149 million (of which $25 million was paid as a deposit in the first quarter of 2008 and the remainder was paid in April 2008) for 69 licenses in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  The 700 MHz spectrum is not expected to be cleared for usage until mid-2009.  We are still in the planning stages regarding the use of this spectrum.  However, based on our preliminary analysis, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that this equipment is not expected to be commercially available until 2010, we do not expect our deployment to result in any material impact to our capital and operating budgets for 2009.

Net cash used in financing activities was $366.9 million during the first three months of 2009 compared to $150.8 million during the first three months of 2008.  We made $292.0 million of debt payments (substantially all of which related to our revolving credit facility) in the first quarter of 2009 primarily from cash on hand.  In the first quarter of 2008, we paid our $240 million Series F Senior Notes at maturity primarily using borrowings from our credit facility.  In accordance with previously announced stock repurchase programs, we repurchased 2.6 million shares (for $95.6 million) in the first quarter of 2008.  We have suspended our current share repurchase program pending completion of our acquisition of EMBARQ.

In June 2008, our Board of Directors determined to (i) increase our annual cash dividend to $2.80 from $.27 per share and (ii) declare a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. We plan to continue our current dividend practice through the consummation of the EMBARQ merger.  Following the closing of the EMBARQ merger, we expect to continue our current dividend practice and resume share repurchases, subject to our intention to maintain investment grade credit ratings on our senior debt and any other factors that our board in its discretion deems relevant.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” below for additional information concerning the termination of these derivatives.

During 2008, we suffered a substantial loss on our pension plan assets.  If our actual return on plan assets continues to be lower than our assumed rate of return, we will be required to contribute additional funds to our pension plan after 2009.  For further information, see Part I, Item 3, of this report.

As discussed in Note 2, we have entered into a definitive agreement to merge with Embarq Corporation.  Assuming we timely receive all regulatory approvals (and all other closing conditions are met), we hope to consummate the merger in the second quarter of 2009.  In connection with the closing, we intend to finance our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyTel’s or EMBARQ’s existing revolving credit facilities.  As previously announced, EMBARQ amended its credit facility in January 2009 to enable the facility to remain in place as an $800 million unsecured revolving credit facility after the completion of the pending merger through May 2011.  The amendment will take effect only upon the completion of the merger and the satisfaction of certain other conditions specified in the amendment.  See Note 11 for additional information.

We have available a five-year, $728 million revolving credit facility which expires in December 2011.  Up to $150 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under our credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under our credit facility.  As of March 31, 2009, we had approximately $276 million outstanding under our credit facility and no amounts outstanding under our commercial paper program.

OTHER MATTERS

Accounting for the Effects of Regulation

We currently account for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”).  Actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.  We continuously monitor the ongoing applicability of SFAS 71 to our regulated telephone operations due to the changing regulatory, competitive and legislative environments.  As of March 31, 2009, we believe that SFAS 71 still applies.

In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation and, to the extent necessary, requested limited waivers of certain pricing and universal service high-cost support rules related to our election.  Such petition to convert to price cap regulation was approved in April 2009 and will be effective as of July 1, 2009.  As a result, we plan to discontinue the accounting requirements of SFAS 71 as of July 1, 2009.  We are currently evaluating whether our pending EMBARQ acquisition would require us to discontinue the accounting requirements of  SFAS 71 as of the merger closing date if that date precedes July 1, 2009.

Upon the discontinuance of SFAS 71, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises  - Accounting for the Discontinuance of Application of FASB Statement No. 71," will require the write-off of previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), SFAS 71 requires us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises.

Our consolidated balance sheet as of March 31, 2009 included regulatory liabilities of approximately $220 million related to estimated removal costs embedded in accumulated depreciation (as described above).  Upon the discontinuance of SFAS 71, such amount (on an after-tax basis) will be reflected as an extraordinary gain on our consolidated statement of income for the period in which the discontinuance takes effect.

When our regulated operations cease to qualify for the application of SFAS 71, we do not expect to record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations.  Additionally, upon the discontinuance of SFAS 71, we will be required to revise the lives of our property, plant and equipment to reflect the estimated useful lives of the assets.  We do not expect such revisions in asset lives, or the elimination of other regulatory assets and liabilities, to have a material unfavorable impact on our results of operations.  Upon the discontinuance of SFAS 71, we also will be required to eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For the first quarter of 2009, approximately $53 million of revenues (and an equal amount of corresponding costs) would have been eliminated had we not been subject to the provisions of SFAS 71.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

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

At March 31, 2009, the fair value of our long-term debt was estimated to be $2.6 billion based on the overall weighted average rate of our debt of 6.2% and an overall weighted maturity of 7 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 62 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $73.2 million decrease in fair value of our long-term debt at March 31, 2009.  As of March 31, 2009, approximately 91% of our long-term and short-term debt obligations were fixed rate.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of March 31, 2009, we had no derivative instruments outstanding.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  The loss on our pension plan assets was approximately 28% for 2008 and 5% for first quarter 2009.  If our actual return on plan assets continues to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense will increase in the future and we will be required to contribute additional funds to our pension plan after 2009.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of March 31, 2009.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2009.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 10 to the financial statements included in Part I, Item 1, of this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on September 30, 2009, unless extended by the board. Through March 31, 2009, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  We suspended repurchases in September 2008.

During the first quarter of 2009, we withheld 153,143 shares of stock at an average price of $26.29 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

Item 6.	Exhibits and Reports on Form 8-K

A.	Exhibits

10.2(a)	Form of Restricted Stock Agreement, pursuant to the 1983 Restricted Stock Plan and dated as of April 7, 2009, entered into between CenturyTel and certain of its employees.

10.2(g)
Form of Restricted Stock Agreement, pursuant to the 2005 Management Incentive Compensation Plan and dated as of February 26, 2009, entered into between CenturyTel and its executive officers as of such date.

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

The following item was reported in the Form 8-K filed January 16, 2009:

Items 8.01 – Other Events.  Memorandum of understanding regarding the settlement of certain litigation relating to the Agreement and Plan of Merger, dated as of October 26, 2008, entered into among Embarq Corporation, CenturyTel, Inc. and Cajun Acquisition Company.

The following items were reported in the Form 8-K filed January 29, 2009:

Items 7.01, 8.01 and 9.01 – Regulation FD Disclosure, Other Events and Financial Statements and Exhibits.  Press release announcing the execution of Amendment No. 1 to Embarq
Corporation’s Credit Agreement.

The following items were reported in the Form 8-K filed January 29, 2009:

Items 8.01 and 9.01 – Other Events and Financial Statements and Exhibits.  Press release concerning shareholder approval of the pending merger between Embarq Corporation and CenturyTel, Inc.

The following items were reported in the Form 8-K filed February 19, 2009:

Items 2.02 and 9.01 – Results of Operations and Financial Condition and Financial Statements and Exhibits.  Press release announcing fourth quarter 2008 results of operations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: May 1, 2009	/s/Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)