Form 10-Q
period 2009-06-30
CENTURYTEL INC
filed 2009-08-07
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of July 31, 2009, there were 297,261,350 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

			Page No.
Part I.	Financial Information:

	Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Six Months Ended June 30, 2009 and 2008		3

	Consolidated Statements of Comprehensive Income--Three Months and Six Months Ended June 30, 2009 and 2008		4

	Consolidated Balance Sheets--June 30, 2009 and December 31, 2008		5

	Consolidated Statements of Cash Flows--Six Months Ended June 30, 2009 and 2008		6

	Consolidated Statements of Stockholders' Equity--Six Months Ended June 30, 2009 and 2008		7

	Notes to Consolidated Financial Statements*		8-15

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-23

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

	Item 4.	Controls and Procedures	25

Part II.	Other Information:

	Item 1.	Legal Proceedings	26

	Item 1A.	Risk Factors	26-35

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

	Item 4.	Submission of Matters to a Vote of Security Holders	36-37

	Item 6.	Exhibits	37-40

Signature			41

__________________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$634,469	658,106	1,270,854	1,306,720

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	235,732	239,626	470,363	477,438
Selling, general and administrative	120,742	106,836	230,587	198,461
Depreciation and amortization	128,552	130,954	256,124	266,638
Total operating expenses	485,026	477,416	957,074	942,537

OPERATING INCOME	149,443	180,690	313,780	364,183

OTHER INCOME (EXPENSE)
Interest expense	(44,937)	(49,166)	(96,969)	(99,288)
Other income (expense)	7,635	13,204	5,817	21,867
Total other income (expense)	(37,302)	(35,962)	(91,152)	(77,421)

INCOME BEFORE INCOME TAX EXPENSE	112,141	144,728	222,628	286,762
Income tax expense	42,813	52,264	85,920	105,292

NET INCOME	69,328	92,464	136,708	181,470
Less: Net income attributable to noncontrolling interests	(298)	(297)	(524)	(543)
NET INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$69,030	92,167	136,184	180,927

BASIC EARNINGS PER SHARE	$.68	.88	1.35	1.71

DILUTED EARNINGS PER SHARE	$.68	.88	1.35	1.70

DIVIDENDS PER COMMON SHARE	$.70	.0675	1.40	.135
AVERAGE BASIC SHARES OUTSTANDING	99,414	103,644	99,270	104,893
AVERAGE DILUTED SHARES OUTSTANDING	99,450	103,999	99,297	105,337

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

NET INCOME	$69,328	92,464	136,708	181,470

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Marketable securities:
Unrealized holding gain (loss), net of $193 and ($332) tax	-	310	-	(533)
Reclassification adjustment for gain included in net income, net of ($1,730) and ($1,730) tax	-	(2,776)	-	(2,776)
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67, $67, $134 and $134 tax	107	107	214	214
Defined benefit pension and postretirement plans, net of $1,263, ($822), $5,488 and ($754) tax	2,026	(1,319)	8,803	(1,209)
Net change in other comprehensive income (loss), net of tax	2,133	(3,678)	9,017	(4,304)

COMPREHENSIVE INCOME	71,461	88,786	145,725	177,166
Comprehensive income attributable to noncontrolling interests	(298)	(297)	(524)	(543)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$71,163	88,489	145,201	176,623

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$59,144	243,327
Accounts receivable, less allowance of $15,299 and $16,290	199,100	230,292
Materials and supplies, at average cost	9,384	8,862
Other	52,675	72,926
Total current assets	320,303	555,407

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	8,974,039	8,868,451
Accumulated depreciation	(6,187,829)	(5,972,559)
Net property, plant and equipment	2,786,210	2,895,892

GOODWILL AND OTHER ASSETS
Goodwill	4,015,674	4,015,674
Other	764,513	787,222
Total goodwill and other assets	4,780,187	4,802,896

TOTAL ASSETS	$7,886,700	8,254,195

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$19,924	20,407
Accounts payable	139,847	135,086
Accrued expenses and other liabilities
Salaries and benefits	56,507	99,648
Income taxes	20,556	-
Other taxes	52,829	44,137
Interest	73,260	75,769
Other	27,838	26,773
Advance billings and customer deposits	56,656	56,570
Total current liabilities	447,417	458,390

LONG-TERM DEBT	2,899,936	3,294,119

DEFERRED CREDITS AND OTHER LIABILITIES	1,353,025	1,333,878

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 350,000,000 shares, issued and outstanding 101,139,762 and 100,277,216 shares	101,140	100,277
Paid-in capital	53,312	39,961
Accumulated other comprehensive loss, net of tax	(114,472)	(123,489)
Retained earnings	3,141,334	3,146,255
Preferred stock - non-redeemable	236	236
Noncontrolling interests	4,772	4,568
Total stockholders’ equity	3,186,322	3,167,808
TOTAL LIABILITIES AND EQUITY	$7,886,700	8,254,195

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months
	ended June 30,
	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$136,708	181,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,124	266,638
Gain on asset disposition and liquidation of marketable securities	-	(8,641)
Deferred income taxes	25,831	13,425
Share-based compensation	9,859	7,551
Income from unconsolidated cellular entity	(9,914)	(8,695)
Distributions from unconsolidated cellular entity	9,602	11,918
Changes in current assets and current liabilities:
Accounts receivable	31,192	(9,615)
Accounts payable	4,761	(6,281)
Accrued income and other taxes	31,094	(32,629)
Other current assets and other current liabilities, net	(3,425)	(8,501)
Retirement benefits	(14,537)	18,202
Excess tax benefits from share-based compensation	(753)	(74)
Increase in other noncurrent assets	2,542	2,254
Decrease in other noncurrent liabilities	(4,823)	(5,479)
Other, net	7,944	5,444
Net cash provided by operating activities	482,205	426,987

INVESTING ACTIVITIES
Payments for property, plant and equipment	(130,801)	(114,398)
Purchase of wireless spectrum	-	(148,964)
Proceeds from liquidation of marketable securities	-	34,945
Proceeds from sale of nonoperating investment	-	4,209
Other, net	210	(1,870)
Net cash used in investing activities	(130,591)	(226,078)

FINANCING ACTIVITIES
Payments of debt	(394,666)	(250,225)
Net proceeds from issuance of long-term debt	-	275,000
Proceeds from issuance of common stock	7,295	6,047
Repurchase of common stock	(4,786)	(209,688)
Net proceeds from settlement of hedges	-	20,745
Cash dividends	(141,105)	(14,346)
Excess tax benefits from share-based compensation	753	74
Other, net	(3,288)	982
Net cash used in financing activities	(535,797)	(171,411)

Net increase (decrease) in cash and cash equivalents	(184,183)	29,498
Cash and cash equivalents at beginning of period	243,327	34,402

Cash and cash equivalents at end of period	$59,144	63,900

Supplemental cash flow information:
Income taxes paid	$24,168	136,062
Interest paid (net of capitalized interest of $572 and $1,406)	$98,906	103,543

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months
	ended June 30,
	2009	2008
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$100,277	108,492
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,043	805
Repurchase of common stock	-	(5,904)
Shares withheld to satisfy tax withholdings	(180)	(48)
Conversion of preferred stock into common stock	-	332
Balance at end of period	101,140	103,677

PAID-IN CAPITAL
Balance at beginning of period	39,961	91,147
Issuance of common stock through dividend reinvestment, incentive and benefit plans	6,252	5,242
Repurchase of common stock	-	(91,408)
Shares withheld to satisfy tax withholdings	(4,606)	(1,625)
Conversion of preferred stock into common stock	-	5,765
Excess tax benefits from share-based compensation	753	74
Share-based compensation and other	10,952	7,122
Balance at end of period	53,312	16,317

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(123,489)	(42,707)
Change in other comprehensive loss (net of reclassification adjustment), net of tax	9,017	(4,304)
Balance at end of period	(114,472)	(47,011)

RETAINED EARNINGS
Balance at beginning of period	3,146,255	3,245,302
Net income attributable to CenturyTel, Inc.	136,184	180,927
Repurchase of common stock	-	(110,703)
Cash dividends declared
Common stock - $1.40 and $.135 per share, respectively	(141,099)	(14,172)
Preferred stock	(6)	(174)
Balance at end of period	3,141,334	3,301,180

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	236	6,971
Conversion of preferred stock into common stock	-	(6,097)
Balance at end of period	236	874

NONCONTROLLING INTEREST
Balance at beginning of period	4,568	6,605
Net income attributable to noncontrolling interests	524	543
Distributions to noncontrolling interests	(320)	(2,307)
Balance at end of period	4,772	4,841

TOTAL STOCKHOLDERS' EQUITY	$3,186,322	3,379,878

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

(1)	Basis of Financial Reporting

    Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  As discussed in Note 2, these financial statements do not reflect our acquisition of Embarq Corporation (“Embarq”) on July 1, 2009.  We have evaluated subsequent events through August 7, 2009 for inclusion in this quarterly report on Form 10-Q.

    The financial information for the three months and six months ended June 30, 2009 and 2008 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Events Associated with the Acquisition of Embarq

On July 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of October 26, 2008 (the “Merger Agreement”), among Embarq Corporation (“Embarq”), CenturyTel and Cajun Acquisition Company, a wholly owned subsidiary of CenturyTel (“Merger Sub”), Merger Sub merged with and into Embarq, with Embarq surviving as a wholly owned subsidiary of CenturyTel (the “Merger”).  The combined company has an operating presence in 33 states with approximately 7.3 million access lines and more than 2.1 million broadband customers, based on operating data as of June 30, 2009.

As a result of the Merger, each outstanding share of Embarq common stock was converted into the right to receive 1.37 shares of our common stock (“CTL common stock”), with cash paid in lieu of fractional shares. As a result of the Merger, we delivered approximately $6.0 billion in CTL common stock (or approximately 196.1 million shares of CTL common stock) to Embarq stockholders, based on the number of Embarq shares outstanding as of June 30, 2009 and the closing price of the CTL common stock on June 30, 2009.  The premium paid by us in this transaction is attributable to the strategic benefits from enhancing financial and operational scale, market diversification, leveraging combined networks and improved competitive positioning.  None of the goodwill associated with this transaction will be deductible for income tax purposes.

The results of operations of Embarq will be included in our consolidated results of operations beginning July 1, 2009.  CenturyTel is the accounting acquirer in this transaction.  Pursuant to SFAS 141(R), the assets acquired and liabilities assumed of Embarq will be recognized at their acquisition date fair values.  The allocation of the purchase price to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment.  Such allocation of the purchase price will be determined based upon analysis to be performed by an independent valuation firm, which is expected to be complete by the end of 2009.  The following is a preliminary allocation of the purchase price based on currently available information.  Such final identification of all the intangible assets acquired and the purchase price allocation may be significantly different than that reflected below (dollars in thousands).

Current assets	$700,000
Net property, plant and equipment	7,148,000
Identifiable intangible assets	1,400,000
Other non-current assets	38,000
Current liabilities	(898,000)
Long-term debt	(4,887,000)
Other long-term liabilities	(2,930,000)
Goodwill	5,449,000
Total purchase price	$6,020,000

The following unaudited pro forma financial information presents the combined results of CenturyTel and Embarq as though the acquisition had been consummated as of January 1, 2009 and 2008, respectively, for the two periods presented below.

	Six months
	ended June 30,
	2009	2008
	(Dollars in thousands)

Operating revenues	$3,942,000	4,202,000
Net income	476,000	527,000
Basic earnings per share	1.60	1.69
Diluted earnings per share	1.60	1.68

These results include certain adjustments, primarily due to increased depreciation and amortization associated with the identifiable intangible assets, increased retiree benefit costs due to the elimination of unrecognized actuarial losses, and the related income tax effects.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the periods indicated nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

In addition to expenses incurred by CenturyTel and Embarq prior to the closing, we expect to incur approximately $50 million in additional closing costs, including investment banker and legal fees, in connection with consummation of the merger.  Such costs will be recognized as an operating expense in the third quarter of 2009.  In addition, we expect to incur integration costs related to system and customer conversions (including hardware and software costs), employee-related severance costs, branding costs associated with changing the company name to CenturyLink and other integration-related costs.  The specific details of these integration activities will continue to be refined.  Based on current plans and information, we estimate that the aggregate non-recurring post-closing costs of the integration activities will be approximately $370 million.  Such transaction and integration costs will be expensed or capitalized based on the nature of the specific action.

Until such time as we can integrate the pension, welfare and other benefit plans of Embarq with ours, we will continue to operate those plans independently.

On July 1, 2009, in connection with the Merger Agreement, and as approved by our shareholders on January 27, 2009, we filed Amended and Restated Articles of Incorporation to (i) eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share, and (ii) increase the authorized number of shares of our common stock from 350 million to 800 million.  As so amended and restated, our Articles of Incorporation provide that each share of CTL common stock is entitled to one vote per share with respect to each matter properly submitted to shareholders for their vote, consent, waiver, release or other action, and authorize the issuance of up to 800 million shares of CTL common stock.  These amendments reflect changes contemplated or necessitated by the Merger Agreement and are described in detail in our joint proxy statement-prospectus filed with the Securities and Exchange Commission and first mailed to shareholders of CenturyTel and Embarq on or about December 22, 2008.  In Robert M. Garst, Sr. et al v. CenturyTel, Inc., et al, certain of our former ten-vote shareholders challenged the effectiveness of the vote to eliminate our ten-vote share structure.  We believe we followed all necessary steps to properly effect the amendments described above and are defending the case accordingly.

            On January 23, 2009, Embarq amended its Credit Agreement to effect, upon completion of the merger, a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enabled the Credit Agreement, as amended, to remain in place after the merger.  Previously, in connection with the merger agreement dated October 26, 2008, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would be available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter.  Upon entering into and terminating the commitment letter, we paid an aggregate of $8.0 million to the lenders.  Such amount has been reflected as an expense (in Other income (expense)) in the first six months of 2009.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2009 and December 31, 2008 were composed of the following:

	June 30,	Dec. 31,
	2009	2008
	(Dollars in thousands)

Goodwill	$4,015,674	4,015,674

Intangible assets subject to amortization Customer base
Gross carrying amount	$181,309	181,309
Accumulated amortization	(43,281)	(35,026)
Net carrying amount	$138,028	146,283

Other intangible assets not subject to amortization	$42,750	42,750

Total amortization expense related to the intangible assets subject to amortization for the first six months of 2009 was $8.3 million and is expected to be $16.5 million annually from 2009 through 2011, $16.1 million in 2012 and $16.0 million in 2013 (excluding the effects of the acquisition of Embarq that was consummated on July 1, 2009 and as discussed further in Note 2).

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to all qualified retired employees.

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2009 and 2008 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$1,317	1,238	2,526	2,493
Interest cost	4,899	4,828	9,797	9,802
Expected return on plan assets	(346)	(581)	(693)	(1,180)
Amortization of unrecognized prior service cost	(887)	(651)	(1,773)	(1,302)
Net periodic postretirement benefit cost	$4,983	4,834	9,857	9,813

We contributed $6.4 million to our postretirement health care plan in the first six months of 2009 and expect to contribute approximately $13 million for the full year (excluding any additional amounts that we may contribute with respect to postretirement health care plans of Embarq).

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.  We also sponsored a Supplemental Executive Retirement Plan that provided certain officers with supplemental retirement, death and disability benefits.  In late February 2008, our board of directors approved certain actions related to our Supplemental Executive Retirement Plan, including (i) the freezing of benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits based on their election, which occurred in the second quarter of 2008.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who was not in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution.  We recorded an aggregate curtailment loss of approximately $8.2 million in 2008 related to the above-described items.  In addition, upon the payment of the lump sum distributions in early 2009, we also recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Net periodic pension expense for the three months and six months ended June 30, 2009 and 2008 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$3,493	4,070	6,987	8,759
Interest cost	6,621	6,580	13,252	13,217
Expected return on plan assets	(6,964)	(7,946)	(13,928)	(16,695)
Curtailment loss	-	7,655	-	8,235
Settlement loss	-	-	7,711	-
Net amortization and deferral	4,176	759	8,352	1,588
Net periodic pension expense	$7,326	11,118	22,374	15,104

The amount of the 2009 contribution to our incumbent pension plans will be determined based on a number of factors, including the results of the 2009 actuarial valuation.  At this time, the amount of the 2009 contribution is not known.  Due principally to an accumulated positive “credit balance” under our principal incumbent pension plan, we expect our required minimum cash contributions for 2009 to be minimal.  Nonetheless, we may make discretionary contributions in 2009 (including $115 million of contributions we currently expect to make during the last half of 2009 to Embarq's acquired pension plan).

Due to change of control provisions that were triggered upon the consummation of the Embarq acquisition on July 1, 2009, certain retirees who were receiving monthly annuity payments under a supplemental executive retirement plan will now receive a lump sum distribution calculated in accordance with the provisions of the plan.  A settlement expense of approximately $8.9 million is expected to be recognized in the third quarter of 2009 as a result of these actions.

(6)	Stock-based Compensation

Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, requires us to recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of June 30, 2009, we had reserved approximately 4.7 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   During the first six months of 2009, 777,601 shares of restricted stock (substantially all of which have a three-year vesting period) were granted to employees at an average grant date fair value of $27.07 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  No options were granted to employees during the first half of 2009.

The total compensation cost for all share-based payment arrangements for the first six months of 2009 and 2008 was $9.9 million and $7.6 million, respectively.

Upon the consummation of the acquisition of Embarq Corporation on July 1, 2009 (see Note 2), the vesting schedules of certain of our restricted stock and stock option grants issued prior to 2009 were accelerated due to change of control provisions in the respective share-based compensation plans (with the exception of grants to certain officers who waived such acceleration right).  As a result of accelerating the vesting schedules of these grants, we expect to record additional share-based compensation expense of approximately $7.5 million in the third quarter of 2009 above amounts that would have been recognized absent the change of control provisions being triggered.  In addition, upon the consummation of the merger, outstanding Embarq stock options and restricted stock units were converted to CenturyTel stock options and restricted stock units based on the exchange ratio stipulated in the merger agreement.

Subsequent to such acceleration of vesting and the conversion of Embarq restricted stock units into CenturyTel restricted stock units, as of July 1, 2009 there were 3.8 million shares of nonvested restricted stock and units outstanding at an average grant date fair value of $30.36 per share.

Subsequent to the acceleration of vesting upon the consummation of the Embarq acquisition and the conversion of outstanding Embarq stock options into CenturyTel stock options, outstanding and exercisable stock options were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value*
Outstanding	10,746,000	$37.01	5.1	$10,223,000
Exercisable	9,360,000	$37.19	4.6	$10,156,000
_______________
*  Includes only those options with intrinsic value (options where the exercise price is below the market price).

Subsequent to the merger, there was $91.4 million of total unrecognized compensation cost related to the share based payment arrangements, which we expect to recognize over a weighted average period of 2.2 years.  Compensation expense for these awards will be recognized over a shorter period if the employees’ service period is shorter than the vesting schedule of the respective grants.

(7)	Income Taxes

Our effective income tax rate was 38.7% and 36.8% for the six months ended June 30, 2009 and 2008, respectively.   The lump sum distributions attributable to certain executive officers that were made in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are currently being reflected as non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  However, due to the consummation of the Embarq acquisition on July 1, 2009, we believe the payments could potentially be deductible.  We plan to obtain a Private Letter Ruling from the Internal Revenue Service in relation to the treatment of these distributions.  If a favorable ruling is received, the distributions will be treated as deductible and the income tax benefit will be recognized in the period such ruling is received.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.  Our 2009 effective tax rate is also higher because a portion of our merger related transaction costs incurred during the first six months of 2009 are non-deductible for income tax purposes.

(8)	Business Segments

            Our operating revenues for our products and services included the following components for the periods specified below:

	Three months		Six months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Voice	$207,603	219,901	417,521	440,381
Network access	190,366	207,904	383,210	416,602
Data	142,923	131,060	282,860	257,832
Fiber transport and CLEC	41,764	43,166	83,262	82,799
Other	51,813	56,075	104,001	109,106
Total operating revenues	$634,469	658,106	1,270,854	1,306,720

We derived our voice revenues by providing local exchange telephone and retail long distance services to our customers in our local exchange service areas.

We derived our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions and (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms.

We derived our data revenues primarily by providing high-speed Internet access services (“DSL”) and data transmission services over special circuits and private lines in our local exchange service areas.

Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier and security monitoring businesses.

We derived other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing billing and collection services for third parties, (iii) participating in the publication of local directories and (iv) offering our video services, as well as other new product offerings.

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $20 million for both the six months ended June 30, 2009 and 2008.

(9)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations” (“SFAS 141(R)”), which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  SFAS 141(R) also changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date.  SFAS 141(R) is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We will account for our acquisition of Embarq using the guidance of SFAS 141(R).  During the first six months of 2009, we incurred approximately $29.4 million of acquisition related expenses related to our acquisition of Embarq.  Pursuant to SFAS 141(R), such costs are required to be expensed as incurred and are reflected in selling, general and administrative expense in our consolidated statement of income for the six months ended June 30, 2009.

In June 2008, the Financial Accounting Standards Board issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”.  Based on this pronouncement, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The pronouncement is effective for us beginning in first quarter 2009 and requires us to recast our previously reported earnings per share using the methodology prescribed in FSP EITF 03-6-1.  Our previously reported diluted earnings per share for the first six months 2008 ($1.71 per share) has been recast using the guidance of FSP EITF 03-6-1 ($1.70 per share).  If our diluted earnings per share would have been calculated using the provisions of FSP EITF 03-6-1 for the full year 2008, our diluted earnings per share would have been $3.52 per share as compared to $3.56 per share.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 requires noncontrolling interests to be recognized as equity in the consolidated balance sheets.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008.  Our financial statements as of and for the six months ended June 30, 2009 reflect our noncontrolling interests as prescribed by SFAS 160.  Prior periods have been adjusted to reflect this presentation.

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

As of June 30, 2009, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to SFAS 157.

	Balance
Description	June 30, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$95,863	95,863	-	-

(10)	Commitments and Contingencies

For a description of an inside wiring class action suit pending against CenturyTel, Inc., see the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc.  For a description of certain environmental and class action retiree benefit program claims pending against Embarq or its subsidiaries, see the Annual Report on Form 10-K for the year ended December 31, 2008 and the Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed by Embarq.  During the second quarter of 2009, there were no material developments in any of these proceedings.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.  The outcome of these other proceedings is not predictable.  However, we do not believe that the ultimate resolution of any of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

(11)	Accounting for the Effects of Regulation

Through June 30, 2009, we have accounted for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS 71”) under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities are required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to SFAS 71.

In September 2008, we filed a petition with the FCC to convert our remaining rate-of-return study areas to price cap regulation and, to the extent necessary, requested limited waivers of certain pricing and universal service high-cost support rules related to our election.  Such petition to convert to price cap regulation was approved in April 2009 with an effective date of July 1, 2009.  As a result, we discontinued the accounting requirements of SFAS 71 as of July 1, 2009.

Upon the discontinuance of SFAS 71, implementation of Statement of Financial Accounting Standards No. 101 ("SFAS 101"), "Regulated Enterprises - Accounting for the Discontinuance of Application of FASB Statement No. 71," requires us to write-off previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to SFAS 71 have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS 143”), SFAS 71 required us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there was no legal obligation to remove the assets.  Therefore, we did not adopt the provisions of SFAS 143 for our telephone operations subject to SFAS 71.  Upon the discontinuance of SFAS 71, such accumulated liability for removal costs included in accumulated depreciation will be removed and an asset retirement obligation in accordance with SFAS 143 will be established.  SFAS 101 further provides that the carrying amounts of property, plant and equipment are to be adjusted only to the extent the assets are impaired and that impairment shall be judged in the same manner as for nonregulated enterprises. We do not expect to record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations as a result of the discontinuance of SFAS 71.

Upon the discontinuance of SFAS 71 in the third quarter of 2009, we expect to record a non-cash extraordinary gain in our consolidated statements of income comprised of the following components:

	Pre-tax	After-tax
	gain (loss)	gain (loss)
	(Dollars in thousands)

Elimination of removal costs embedded in accumulated depreciation	$222,703	136,720
Establishment of asset retirement obligation	(989)	(607)
Elimination of other regulatory assets and liabilities	(2,585)	(1,587)

Net extraordinary gain	$219,129	134,526

The above amounts are subject to further adjustments as we finalize our analysis of the impact of discontinuing the application of SFAS 71.

Historically, the depreciation rates we utilized for our telephone operations were based on rates established by regulatory authorities.  Upon the discontinuance of SFAS 71, we will revise the lives of our property, plant and equipment to reflect the economic estimated remaining useful lives of the assets.  In general, the estimated remaining useful lives of our telephone property will be lengthened as compared to the rates used that were established by regulatory authorities. Such lengthening of remaining useful lives reflects our expectations of future network utilization and capital expenditure levels required to provide service to our customers.  Based on current estimates and assumptions, we expect such revisions in remaining useful lives of our assets to reduce depreciation expense by approximately $80-90 million annually compared to depreciation expense based on depreciation rates established by regulators.

Upon the discontinuance of SFAS 71, we also will eliminate certain intercompany transactions with regulated affiliates that currently are not eliminated under the application of SFAS 71.  For the first six months of 2009, approximately $114 million of revenues (and an equal amount of corresponding costs) would have been eliminated had we not been subject to the provisions of SFAS 71.  For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of SFAS 71.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year.

On July 1, 2009, we merged with Embarq Corporation in a transaction that substantially expanded the size and scope of our business.  As a result of this merger, we are now an integrated communications company primarily engaged in providing an array of communications services in 33 states, including local and long distance voice, data, Internet access, broadband, and satellite video services.  In certain local and regional markets, we also sell communications equipment and provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.  We operate approximately 7.3 million access lines and serve approximately 2.1 million broadband customers, based on operating data as of June 30, 2009.  For additional information on our legacy revenue sources prior to the merger, see Note 8.  For additional information on the merger, see Note 2.  For additional information on Embarq Corporation, which is now our wholly-owned subsidiary, see the periodic reports filed by it with the Securities and Exchange Commission.

During the second quarter and first six months of 2009, we incurred approximately $22.5 million and $29.4 million of acquisition related costs associated with our acquisition of Embarq.  Such costs are reflected in selling, general and administrative expense in our second quarter and six months ended June 30, 2009 consolidated statements of income.  As discussed in Note 2, during the first quarter of 2009 we incurred an $8.0 million pre-tax charge (which is reflected in Other income (expense)) associated with our $800 million bridge facility that we obtained in connection with entering into the Embarq merger agreement.

As discussed further in Note 5, upon the payment of lump sum distributions in early 2009 related to our Supplemental Executive Retirement Plan, we recognized a settlement loss of approximately $7.7 million in the first quarter of 2009 (such amount is reflected in selling, general and administrative expense).  In addition, due to Internal Revenue Code Section 162(m) limitations, a portion of the lump sum distributions made in the first quarter of 2009 are currently being reflected as non-deductible for income tax purposes and thus increased our effective income tax rate.  See Note 7 for additional information. Certain merger related costs incurred during the first six months of 2009 are also non-deductible for income tax purposes and thus increased our effective income tax rate.  Such increase in our effective tax rate was partially offset by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.  See “Income Tax Expense” below for additional information.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to the loss of access lines and minutes of use.  In an attempt to mitigate these declines, we hope to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (the “FCC”) or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund described in our prior filings with the Securities and Exchange Commission (“SEC”)); our ability to effectively adjust to changes in the communications industry; our ability to successfully integrate Embarq into our operations, including realizing the anticipated benefits of the transaction and retaining and hiring key personnel; our ability to effectively manage our expansion opportunities; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.  These and other uncertainties related to our business and our acquisition of Embarq are described in greater detail in Item 1A of Part II of this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared
to Three Months Ended June 30, 2008

Net income attributable to CenturyTel, Inc. was $69.0 million and $92.2 million for the second quarter of 2009 and 2008, respectively.  Diluted earnings per share for the first quarter of 2009 and 2008 was $.68 and $.88, respectively.   The decline in the number of average diluted shares outstanding is primarily attributable to share repurchases subsequent to June 30, 2008.

	Three months
	ended June 30,
	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$149,443	180,690
Interest expense	(44,937)	(49,166)
Other income (expense)	7,635	13,204
Income tax expense	(42,813)	(52,264)
Net income	69,328	92,464
Less: Net income attributable to noncontrolling interests	(298)	(297)
Net income attributable to CenturyTel, Inc.	$69,030	92,167

Basic earnings per share	$.68	.88

Diluted earnings per share	$.68	.88

Average basic shares outstanding	99,414	103,644

Average diluted shares outstanding	99,450	103,999

    Operating income decreased $31.2 million (17.3%) due to a $23.6 million (3.6%) decrease in operating revenues and a $7.6 million (1.6%) increase in operating expenses.

Operating Revenues

	Three months
	ended June 30,
	2009	2008
	(Dollars in thousands)

Voice	$207,603	219,901
Network access	190,366	207,904
Data	142,923	131,060
Fiber transport and CLEC	41,764	43,166
Other	51,813	56,075
	$634,469	658,106

The $12.3 million (5.6%) decrease in voice revenues is primarily due to (i) an $8.0 million decrease due to a 6.8% decline in the average number of access lines and (ii) a $3.4 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate.

Access lines declined 33,500 during the second quarter of 2009 compared to a decline of 30,600 during the second quarter of 2008.  We believe the decline in the number of access lines during 2009 and 2008 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 330,000 and 380,000 lines for the last half of 2009 (including anticipated access line loss from the Embarq properties acquired on July 1, 2009).

Network access revenues decreased $17.5 million (8.4%) in the second quarter of 2009 primarily due to (i) a $7.7 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (ii) a $4.1 million decrease in interstate revenues primarily due to the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (iii) a $3.2 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients.  We believe that intrastate minutes will continue to decline in 2009, although we cannot precisely estimate the magnitude of such decrease.

Data revenues increased $11.9 million (9.1%) substantially due to an $11.6 million increase in DSL-related revenues primarily due to growth in the number of DSL customers.

Fiber transport and CLEC revenues decreased $1.4 million (3.2%) primarily due to (i) a $1.6 million decrease in CLEC revenues due to the divestiture of six CLEC markets that were consummated in the second and third quarters of 2008 and (ii) a $1.2 million decrease due to CLEC customer disconnects. Such decreases were partially offset by a $2.0 million increase in revenues of our incumbent fiber transport business.

Other revenues decreased $4.3 million (7.6%) primarily due to a decrease in certain non-regulated product sales and service offerings.

Operating Expenses

	Three months
	ended June 30,
	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$235,732	239,626
Selling, general and administrative	120,742	106,836
Depreciation and amortization	128,552	130,954
	$485,026	477,416

Cost of services and products decreased $3.9 million (1.6%) primarily due to (i) a $2.8 million decrease in CLEC expenses primarily due to a reduction in costs due to the above-described divestiture of six CLEC markets, (ii) a $2.4 million decrease in plant operations expenses primarily due to lower maintenance and repairs costs and (iii) a $2.4 million decrease in access expense.  Such decreases were partially offset by a $6.2 million increase in DSL-related expenses due to growth in the number of DSL customers.

            Selling, general and administrative expenses increased $13.9 million (13.0%) primarily due to $22.5 million of acquisition related costs associated with our acquisition of Embarq.  Such increase was partially offset by (i) a $7.7 million curtailment loss recorded in the second quarter of 2008 related to our Supplemental Executive Retirement Plan (see Note 5) and (ii) a $2.6 million decrease in marketing expenses.

            Depreciation and amortization decreased $2.4 million (1.8%) primarily due a $7.1 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by a $4.9 million increase due to higher levels of plant in service.

Interest Expense

            Interest expense decreased $4.2 million (8.6%) in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a $1.7 million decrease due to the favorable resolution of transaction tax audit issues, a $1.3 million decrease as a result of a decrease in average debt outstanding and a $1.2 million reduction due to lower average interest rates.

Other Income (Expense)

            Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $7.6 million for the second quarter of 2009 compared to $13.2 million for the second quarter of 2008.  The second quarter of 2008 included a $4.5 million gain realized upon the liquidation of our investments in marketable securities in our SERP trust.

Income Tax Expense

            Our effective income tax rate was 38.3% and 36.2% for the three months ended June 30, 2009 and June 30, 2008, respectively.  Such increase in the effective tax rate was caused by certain of our Embarq merger related integration costs which are considered non-deductible for income tax purposes.

Six Months Ended June 30, 2009 Compared
to Six Months Ended June 30, 2008

            Net income attributable to CenturyTel, Inc. was $136.2 million and $180.9 million for the first six months of 2009 and 2008, respectively.  Diluted earnings per share for the first six months of 2009 and 2008 was $1.35 and $1.70, respectively.   The decline in the number of average diluted shares outstanding is attributable to share repurchases after June 30, 2008.

	Six months
	ended June 30,
	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$313,780	364,183
Interest expense	(96,969)	(99,288)
Other income (expense)	5,817	21,867
Income tax expense	(85,920)	(105,292)
Net income	136,708	181,470
Less: Net income attributable to noncontrolling interests	(524)	(543)
Net income attributable to CenturyTel, Inc.	$136,184	180,927

Basic earnings per share	$1.35	1.71

Diluted earnings per share	$1.35	1.70

Average basic shares outstanding	99,270	104,893

Average diluted shares outstanding	99,297	105,337

            Operating income decreased $50.4 million (13.8%) due to a $35.9 million (2.7%) decrease in operating revenues and a $14.5 million (1.5%) increase in operating expenses.

Operating Revenues

	Six months
	ended June 30,
	2009	2008
	(Dollars in thousands)

Voice	$417,521	440,381
Network access	383,210	416,602
Data	282,860	257,832
Fiber transport and CLEC	83,262	82,799
Other	104,001	109,106
	$1,270,854	1,306,720

            The $22.9 million (5.2%) decrease in voice revenues is primarily due to (i) a $15.3 million decrease due to a 6.7% decline in the average number of access lines and (ii) a $6.5 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate.

            Access lines declined 65,000 during the first six months of 2009 compared to a decline of 58,000 during the first six months of 2008.  We believe the decline in the number of access lines during 2009 and 2008 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 330,000 and 380,000 lines (including anticipated access line loss from the Embarq properties acquired on July 1, 2009).

            Network access revenues decreased $33.4 million (8.0%) in the first six months of 2009 primarily due to (i) a $17.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (ii) $8.2 million decrease in interstate revenues primarily due to the partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (iii) a $6.7 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the Federal Communications Commission to allocate funds among all recipients.  We believe that intrastate minutes will continue to decline in 2009, although we cannot precisely estimate the magnitude of such decrease.

            Data revenues increased $25.0 million (9.7%) substantially due to a $22.5 million increase in DSL-related revenues primarily due to growth in the number of DSL customers.

            Fiber transport and CLEC revenues increased $463,000 (0.6%) primarily due to a $5.2 million increase in revenues of our incumbent fiber transport business.  Such increase was substantially offset by a $3.2 million decrease in CLEC revenues primarily due to the divestiture of six CLEC markets that were consummated in the second and third quarters of 2008 and a $1.6 million decrease due to CLEC customer disconnects.

            Other revenues decreased $5.1 million (4.7%) primarily due to a decrease in certain non-regulated product sales and service offerings.

Operating Expenses

	Six months
	ended June 30,
	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$470,363	477,438
Selling, general and administrative	230,587	198,461
Depreciation and amortization	256,124	266,638
	$957,074	942,537

            Cost of services and products decreased $7.1 million (1.5%) primarily due to (i) a $4.3 million decrease in CLEC expenses due to a reduction in costs as a result of the above-described divestiture of six CLEC markets, (ii) a $3.4 million decrease in access expense, (iii) a $3.4 million decrease in customer service related expenses; (iv) a $2.1 million reduction in expenses associated with new product offerings and (iv) a $1.9 million decrease in plant operations expenses primarily due to lower maintenance and repairs costs.  Such decreases were partially offset by a $10.7 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $32.1 million (16.2%) primarily due to (i) $29.4 million of acquisition related costs associated with our acquisition of Embarq and (ii) a $5.2 million increase in bad debt expense. Such increases were partially offset by a $3.7 million decrease in marketing expense.

Depreciation and amortization decreased $10.5 million (3.9%) primarily due a $16.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.  Such decrease was partially offset by an $8.1 million increase due to higher levels of plant in service.

Interest Expense

Interest expense decreased $2.3 million (2.3%) in the first six months of 2009 compared to the first six months of 2008 due to a $2.6 million reduction due to lower average interest rates, a $1.7 million decrease due to the favorable resolution of transaction tax audit issues, partially offset by a $2.5 million increase as a result of an increase in average debt outstanding.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $5.8 million for the first six months of 2009 compared to $21.9 million for the first six months of 2008. Included in the first six months of 2009 is an $8.0 million pre-tax charge associated with our $800 million bridge credit facility (see Note 2 for additional information).  Included in the first six months of 2008 is (i) a pre-tax gain of $4.5 million upon the liquidation of our investments in marketable securities in our SERP trust, (ii) a pre-tax gain of approximately $4.1 million from the sale of a nonoperating investment, and (iii) and a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.  Our share of income from our 49% interest in a cellular partnership increased $1.2 million in the first six months of 2009 compared to the first six months of 2008.

Income Tax Expense

            Our effective income tax rate was 38.7% and 36.8% for the six months ended June 30, 2009 and June 30, 2008, respectively.  The lump sum distributions attributable to certain executive officers that were made in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are currently being reflected as non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  However, due to the consummation of the Embarq acquisition on July 1, 2009, we believe the payments could potentially be deductible.  We plan to obtain a Private Letter Ruling from the Internal Revenue Service in relation to the treatment of these distributions.  If a favorable ruling is received, the distributions will be treated as deductible and the income tax benefit will be recognized in the period such ruling is received.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.  In addition, certain of our Embarq merger related integration costs are non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

            Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures.  During the last few months of 2008, we borrowed against our long-term revolving credit facility and held excess cash to provide us flexibility in the challenging economic environment.  As a result, our working capital position was positive as of December 31, 2008.  During the first six month of 2009, we repaid a portion of these borrowings which has resulted in a negative working capital position as of June 30, 2009, which is more representative of our typical working capital position.   Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

            Net cash provided by operating activities was $482.2 million during the first six months of 2009 compared to $427.0 million during the first six months of 2008.  Payments for income taxes decreased to $24.2 million during the first six months of 2009 from $136.1 million during the first six months of 2008 due to overpayments of 2008 taxes that enabled us to lower our first quarter 2009 estimated tax payments. The lump sum distributions associated with the discontinuance of the Supplemental Executive Retirement Plan were paid in early 2009 and aggregated approximately $37 million.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

            Net cash used in investing activities was $130.6 million and $226.1 million for the six months ended June 30, 2009 and 2008, respectively.  Payments for property, plant and equipment were $130.8 million in the first six months of 2009 and $114.4 million in the first six month of 2008.  The first six months of 2009 capital expenditures included approximately $20 million related to the integration of Embarq.  Our budgeted capital expenditures for the last half of 2009 are expected to be between $525-575 million, which includes capital expenditures related to the Embarq properties acquired on July 1, 2009, but excludes one-time integration-related capital expenditures.

            During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  We are still in the planning stages regarding the use of this spectrum.  However, based on our preliminary analysis, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that data devices are not expected to be commercially available until 2010 and voice devices are not expected to be available until 2012, we do not expect our deployment to result in any material impact to our capital and operating budgets for 2009.  We do anticipate conducting trials in 2010, followed by selective market deployments in late 2010 and early 2011.

            Net cash used in financing activities was $535.8 million during the first six months of 2009 compared to $171.4 million during the first six months of 2008.  We made $394.7 million of debt payments (substantially all of which related to our revolving credit facility) in the first six months of 2009 primarily from cash on hand.  In the first six months of 2008, we paid our $240 million Series F Senior Notes at maturity primarily using borrowings from our credit facility.  In accordance with previously announced stock repurchase programs, we repurchased 6.0 million shares (for $209.7 million) in the first six months of 2008.  We suspended our current share repurchase program pending completion of our acquisition of Embarq.

            In June 2008, our Board of Directors  (i) increased our annual cash dividend to $2.80 from $.27 per share and (ii) declared a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. Following the closing of the Embarq merger, we expect to continue our current dividend practice and resume share repurchases, subject to our intention to maintain investment grade credit ratings on our senior debt and any other factors that our board in its discretion deems relevant.

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

On July 1, 2009, we consummated the acquisition of Embarq Corporation by issuing approximately $6.0 billion of CenturyTel common stock (valued as of June 30, 2009). We financed our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyTel’s and Embarq’s existing revolving credit facilities.  As previously announced, Embarq amended its credit facility to enable the facility to remain in place as an $800 million unsecured revolving credit facility after the completion of the merger through May 2011.  See Note 2 for additional information.

 Subsequent to the merger, we have available two revolving credit facilities, (i) a five-year, $728 million revolving credit facility of CenturyTel which expires in December 2011 and (ii) an $800 million unsecured revolving credit facility of Embarq which expires in May 2011.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of July 31, 2009, we had approximately $124.1 million outstanding under our credit facilities (all of which relates to CenturyTel’s facility) and no amounts outstanding under our commercial paper program.

Item 3.
CenturyTel, Inc.
QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations.  We have estimated our market risk using sensitivity analysis.  Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates.  We determine fair value on long-term debt obligations based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

 At June 30, 2009, we estimated the fair value of our long-term debt to be $2.7 billion based on the overall weighted average rate of our debt of 6.3% and an overall weighted maturity of 7 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 63 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately an $82.2 million decrease in fair value of our long-term debt at June 30, 2009.  As of June 30, 2009, approximately 94% of our long-term debt obligations were fixed rate.  A 100 basis point change in variable interest rates would have had a pre-tax impact of approximately $1.8 million on our results of operations and cash flows for the six months ended June 30, 2009.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of June 30, 2009, we had no derivative instruments outstanding.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  While our pension plan asset returns have been positive for the first six months of 2009, the loss on our incumbent pension plan assets was approximately 28% for 2008.  If our actual return on plan assets continues to be significantly lower than our 8.25% expected return assumption, our net periodic pension expense will increase in the future and we will be required to contribute additional funds to our pension plans after 2009.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of June 30, 2009.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.	Legal Proceedings.

See Note 11 to the financial statements included in Part I, Item 1, of this report.

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

Our business generates a substantial portion of its revenues by delivering voice and data services over access lines.  We have experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution.  We expect to continue to experience access line losses in our markets for an unforeseen period of time.  Our inability to retain access lines could adversely impact our revenues, earnings and cash flow from operations.

Weakness in the economy and credit markets may adversely affect our future results of operations.

To date, our operations and liquidity has not been materially impacted by recent weaknesses in the credit markets; however, these weaknesses may negatively impact our operations in the future if overall borrowing rates increase.  In addition, if the economy and credit markets continue to remain weak, it may impact our ability to collect receivables from our customers and other communications companies.  This weakness may also cause our customers to reduce or terminate their receipt of service offerings from us.  Economic weakness could also negatively affect our vendors.  Such events would negatively impact our results of operations.  We cannot predict with certainty the impact to us of any further deterioration or weakness in the overall economy and credit markets.

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

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive.  We face competition from (i) wireless telephone services, which we expect to increase if wireless providers continue to expand and improve their network coverage, offer fixed-rate calling plans, lower their prices and offer enhanced services, and (ii) cable television operators, competitive local exchange carriers and voice-over-Internet protocol, or VoIP, providers.  Over time, we expect to face additional local exchange competition from electric utility and satellite communications providers, municipalities and alternative networks or non-carrier systems designed to reduce demand for our switching or access services.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

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

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and wireless communications.  Several large electric utilities have announced plans to offer communications services that will compete with local exchange companies, or LECs.  Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost.  Rapid changes in technology could result in the development of additional products or services that compete with or displace those offered by traditional LECs, or that enable current customers to reduce or bypass use of our networks.  We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position.  We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.  If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained in greater detail in our Annual Report on 10-K for the year ended December 31, 2008, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less intrastate revenues in recent years due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services).  We believe that our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

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

Recently, we broadened our services and products by offering satellite television services as part of our bundled product and service offerings.  Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future, including new offerings exploiting the 700 MHz spectrum that we purchased in 2008.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  We cannot assure you that our recent or future diversification efforts will be successful.

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

Following our recent Embarq merger, we may continue to expand our operations through additional acquisitions and new product and service offerings, some of which involve complex technical, engineering, and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls.  We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Network disruptions or system failures could adversely affect our operating results and financial condition.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

w	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

w	capacity limitations

w	software and hardware defects or malfunctions

w	breaches of security, including sabotage, tampering, computer viruses and break-ins, and

w	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers.  If service is not restored in a timely manner, agreements with our customers or service standards set by state regulatory commissions could obligate us to provide credits or other remedies.  If network security is breached, confidential information of our customers or others could be lost or misappropriated, and we may be required to expend additional resources modifying network security to remediate vulnerabilities.  The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial losses that may not be fully covered through insurance, any of which could have a material adverse effect on our results of operations and financial condition.

We face hurricane and other natural disaster risks, which can disrupt our operations and cause us to incur substantial additional capital costs.

A substantial number of our access lines are located in Florida, Alabama, Louisiana, Texas, North Carolina, and South Carolina, and our operations there are subject to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, power-outages, damaged or destroyed property and equipment, and work interruptions.

Although we maintain property and casualty insurance and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

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

We may not own or have a license to use all technology that may be necessary to expand our product offerings, either of which could adversely affect our business and profitability.

We may need to obtain the right to use certain patents from third parties to be able to offer new products and services.  If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new IP-based products and services, including VoIP, or other new offerings may be restricted, made more costly or delayed.  Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering voice or integrated communications services.  Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines and revenues or otherwise adversely affect our business and profitability.

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

Our success depends largely on the skills, experience and performance of a limited number of senior officers.  Competition for senior management in our industry is intense and we may have difficulty retaining our current senior managers or attracting new ones in the event of terminations or resignations.  For a discussion of similar concerns relating to the Embarq merger, see below “Risks Related to our Acquisition of Embarq on July 1, 2009 – Following the merger, we may be unable to retain key employees.”

We could be affected by certain changes in labor matters.

As of July 1, 2009, over 30% of our employees were members of 47 separate bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.   We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Risks Related to our Acquisition of Embarq on July 1, 2009

We expect to incur substantial expenses related to the integration of Embarq.

We expect to incur substantial expenses in connection with integrating the business, policies, procedures, operations, technologies and systems of Embarq with ours.  There are a large number of systems that must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance.  In addition, we expect to incur integration costs related to employee severance programs and branding initiatives associated with changing the Company’s name to CenturyLink.  As explained in our other recent reports filed with the Securities and Exchange Commission, there are a number of factors beyond our control that could affect the total amount or timing of our expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses.  These integration expenses likely will result in us taking significant charges against earnings following the completion of the merger, but the amount and timing of such charges are uncertain at present.

We may be unable to successfully integrate our legacy business and Embarq’s business and realize the anticipated benefits of the merger.

The merger combined two companies which previously operated as independent public companies.  As a result of the merger, we will be required to devote significant management attention and resources to integrating the business practices and operations of the two companies.  Potential difficulties that we may encounter in the integration process include the following:

w
the inability to successfully combine our legacy business and Embarq’s business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

w	lost revenues or opportunities as a result of current or potential customers or strategic partners of either of the two companies deciding to delay or forego business with the combined company;

w	complexities associated with managing the combined businesses;

w	integrating personnel from the two predecessor companies while maintaining focus on providing consistent, high quality products and customer service;

w	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

w	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

It is possible that the integration process could result in the diversion of management’s attention, disruptions in our ongoing businesses, or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or our ability to achieve the anticipated benefits of the merger, or could reduce the earnings or otherwise adversely affect our business and financial results.

Following the merger, we may be unable to retain key employees.

Our success will depend in part upon our ability to retain key employees.  Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the merger.  Accordingly, no assurance can be given that we will be able to retain key employees to the same extent as in the past.

In connection with completing the merger, we have launched branding initiatives that are likely to involve substantial costs and may not be favorably received by customers.

Upon completion of the merger, we changed our brand name to CenturyLink, although we will continue for an interim period to use the “CenturyTel” and “Embarq” brand names and will not formally change our name until we receive shareholder approval in 2010.  We will incur substantial capital and operating costs in rebranding our products and services.  There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

In connection with approving the merger, the Federal Communications Commission has imposed conditions that could increase our future capital costs and limit our operating flexibility.

In connection with approving the merger, the Federal Communications Commission issued a publicly-available order that imposed a comprehensive set of conditions on our operations over the next one to three years.  Among other things, these conditions commit us (i) to make broadband service available to all of our residential and single line business customers within three years of the closing, (ii) to meet various targets regarding the speed of our broadband services, (iii) to enhance the wholesale service levels in our legacy markets to match the service levels in Embarq’s markets and (iv) to forbear for one year from altering the current status of any facility providing “unbundled” access to our network or to request any new pricing flexibility for special access services in our markets.  Although most of these commitments largely correspond to our business strategies, they could increase our overall future capital or operating costs or limit our flexibility to deploy capital in response to changing market conditions.  Moreover, if for any reason we fail to meet any of these commitments, the Federal Communications Commission could assess penalties or fines or impose additional orders regulating our operations.

           Restrictions in Embarq’s patent agreement with its former parent company could adversely affect our ability to engage in certain transactions or operations.

           Embarq’s 2006 patent agreement with Sprint Nextel Corporation includes certain limitations on acquisitions that could prohibit certain new companies that we acquire, or operations that are integrated with new acquisitions, from having the benefit of the patent agreement with Sprint Nextel.  Although we believe that Embarq will retain its benefits as a licensee under the patent agreement following its recent merger with us, it is possible that Sprint Nextel could allege that under certain circumstances the integration of Embarq and CenturyTel terminates Embarq’s rights to use some or all of the patents governed by the patent agreement.  The benefits of the patent agreement do not extend to CenturyTel, as the parent corporation of Embarq, or any companies under common control with Embarq.  These limitations may make it more difficult or expensive to integrate part of our operations with Embarq, or alternatively increase our costs to gain access to technology if the benefits of the patent agreement terminate.  Divestitures of certain assets and operations historically owned by Embarq could also be restricted because the benefits of the agreement would continue to apply only if divested operations or assets are isolated from the other members of the corporate group making the acquisition and only if the business is conducted in substantially the same manner and in substantially the same geographic area that it was conducted before the divestiture.  These limitations may make certain assets less attractive to a potential acquirer and could reduce the value that an acquirer would be willing to pay for the assets.

In connection with completing the merger, we assumed various contingent liabilities and a sizable underfunded pension plan of Embarq, which could negatively impact our future financial position or performance.

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed risks arising under its tax sharing agreement with Sprint Nextel Corporation, its retiree benefit litigation, and various environmental claims.  Embarq also remains responsible for benefits under its existing defined benefit pension plan, which as of the acquisition date was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.

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

On November 5, 2008, the FCC issued a document that, among other things, requested public comment on the reform proposal, including a draft proposal of the FCC chairman designed to comprehensively redefine and reform the FCC’s intercarrier compensation rules and the federal USF rules.  The draft proposes to reduce intrastate and interstate access rates and local reciprocal compensation rates to levels substantially below those currently charged by us.  The draft also proposes changes to USF rules that would mandate broadband deployment, freeze the level of certain USF support payments, and expand various USF programs, the combined effect of which would adversely impact local exchange carriers by limiting the amount of USF revenues available to them and increasing their operating costs.  It is currently unclear what action the FCC may take with respect to the draft proposals.  Adoption of the previous FCC chairman’s original proposal could result in a material adverse impact on the results of our operations.

Risks posed by state regulations. We are also subject to the authority of state regulatory commissions which have the power to regulate intrastate rates and services, including local, in-state long-distance and network access services.  Our LECs that continue to be subject to “rate of return” regulation for intrastate purposes remain subject to the powers of state regulatory commissions to conduct earnings reviews and reduce our service rates.  LECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect. Our business could also be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing state regulations. In particular, we cannot assure you that we will succeed in obtaining or maintaining all requisite state regulatory approvals for our operations without the imposition of conditions on our business, which could have the effect of imposing material additional costs on us or limiting our revenues.

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

For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of the Annual Reports on Form 10-K for the year ended December 31, 2008 that we and Embarq filed with the Securities and Exchange Commission.

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

In connection with executing our business strategies, we expect to continue to evaluate the possibility of acquiring additional communications assets, and we may elect to finance future acquisitions by incurring additional indebtedness.  Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings, including capital necessary to finance any new offerings exploiting the 700MHz spectrum that we purchased in 2008.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit ratings could be adversely affected.  As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our indebtedness could be adversely affected.

We cannot assure you that we will be able to continue paying dividends at the current rate.

We plan to continue our current dividend practices.  However, you should be aware that our shareholders may not receive the same dividends for reasons that may include any of the following factors:

w	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

w	while our dividend practices involve the distribution of a substantial portion of our cash available to pay dividends, our board of directors could change its practices at any time;

w	the actual amounts of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

w	the effects of regulatory reform, including any changes to intercarrier compensation and the Universal Service Fund rules;

w	our ability to maintain investment grade credit ratings on our senior debt;

w
the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

w	the amount of dividends that we may distribute is subject to restrictions under Louisiana law.

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

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.  Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain loan provisions that restrict the amount of dividends that may be paid to us.  Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008 describe these matters in additional detail.

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

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks discussed in this or other reports filed by us or Embarq with the Securities and Exchange Commission.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2007, our board of directors authorized a $750 million share repurchase program which expires on August 31, 2009, unless extended by the board. Through June 30, 2009, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  In the Fall of 2008, we suspended repurchases pending completion of the Embarq merger, which we completed on July 1, 2009.

During the second quarter of 2009, we withheld 27,308 shares of stock at an average price of $27.84 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders on May 7, 2009, the shareholders elected four Class III directors to serve until 2012.

The following number of votes were cast for or were withheld from the following nominees:

Class III Nominees	For	Withheld

Fred R. Nichols	109,473,932	5,198,905
Harvey P. Perry	111,305,252	3,367,585
Jim D. Reppond	110,935,768	3,737,069
Joseph R. Zimmel	109,443,669	5,229,168

           The Class I and Class III directors whose terms continued after the meeting were:

Class I	Class II
Williams R. Boles, Jr.	Virginia Boulet
W. Bruce Hanks	Calvin Czeschin
C.G. Melville, Jr.	James B. Gardner
Glen F. Post, III	Gregory J. McCray

As discussed in further detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2009, our board appointed seven new directors (each of whom served as a director of Embarq prior to July 1, 2009) and four of our directors resigned, in each case effective July 1, 2009 in connection with our merger with Embarq.

The following represents the votes cast by the shareholders to ratify the appointment of KPMG LLP as our independent auditor for 2009:

For                                                           108,015,842
Against                                                       6,131,170
Abstain                                                          525,825

The following represents the votes cast by the shareholders for the proposal to require a majority vote to elect directors:

For                                                              61,100,761
Against                                                     42,776,042
Abstain                                                          904,117
Broker non-votes                                      9,891,917

The following represents the votes cast by the shareholders for the proposal regarding executive compensation:

For                                                             43,588,566
Against                                                     58,837,692
Abstain                                                       2,354,662
Broker non-votes                                      9,891,917

The following represents the votes cast by the shareholders for the proposal regarding network management practices:

                                            For                                                             28,366,133
                                            Against                                                     64,679,395
                                            Abstain                                                     11,735,392
                                            Broker non-votes                                      9,891,917

            For additional information on each of these matters voted upon, see our proxy statement dated March 30, 2009 filed with the Securities and Exchange Commission on April 3, 2009.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger, dated as of October 26, 2008, among CenturyTel, Inc., Embarq Corporation and Cajun Acquisition Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on October 30, 2008).

3.1
Amended and Restated Articles of Incorporation of CenturyTel, Inc., dated as of July 1, 2009 (incorporated by reference to Exhibit 3.1 of Amendment No. 3 to the Registration Statement on Form 8-A filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

3.2
Bylaws of CenturyTel, Inc., as amended and restated through July 1, 2009 (incorporated by reference to Exhibit 3.2 of Amendment No. 3 to the Registration Statement on Form 8-A filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

3.3*	Corporate Governance Guidelines of CenturyTel, Inc., as amended through July 1, 2009.

3.4*	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of CenturyTel, Inc., as amended through July 1, 2009.

4.1**	$750 Million Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel, Inc. and the lenders named therein.

4.2	Indebtedness of Embarq Corporation.

a.
Indenture, dated as of May 17, 2006, by and between Embarq Corporation and J.P. Morgan Trust Company, National Association, a national banking association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on May 18, 2006).

b.
6.738% Global Note due 2013 of Embarq Corporation (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 9, 2007).

c.
7.082% Global Note due 2016 of Embarq Corporation (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 9, 2007).

d.
7.995% Global Note due 2036 of Embarq Corporation (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 9, 2007).

e.
Credit Agreement, dated May 10, 2006, by and among Embarq Corporation (as borrower), Citibank, N.A. (as administrative agent), and the other parties named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on May 11, 2006).

f.
Amendment No. 1, dated January 23, 2009, to Credit Agreement, dated May 10, 2006, by and among Embarq Corporation, Citibank, N.A. (as administrative agent), and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on January 23, 2009).

10.1***	Qualified Employee Benefit Plans of CenturyTel, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

a.
CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009.

b.
CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009.

c.
CenturyTel Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated October 24, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated June 30, 2009.

10.2*	Stock-based Incentive Plans and Agreements of CenturyTel, Inc.

a.	1983 Restricted Stock Plan, as amended and restated through May 28, 2009.

b.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors on such date who remain on the board as of the date hereof.

c.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors who retired on July 1, 2009.

d.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and each of its outside directors named to the board on July 1, 2009.

e.
Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and William A. Owens in payment of Mr. Owens’ 2009 supplemental chairman’s fees.

10.3*	Amended and Restated CenturyTel 2001 Employee Stock Purchase Plan, dated as of June 30, 2009.

10.4
Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

10.5*	Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its officers as of July 1, 2009.

10.6***  Certain Material Agreements and Plans of Embarq Corporation.

a.
Employment Agreement, dated as of March 3, 2008, between Thomas A. Gerke and Embarq Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).

b.
Amendment to the Employment Agreement among Thomas A. Gerke, Embarq Corporation and CenturyTel, Inc. dated October 26, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 26, 2008).

c.
Amendment 2008-2 to the Employment Agreement between Embarq Corporation and Thomas A. Gerke, dated December 20, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

d.
Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 12, 1995, by and between Sprint Corporation and Dennis G. Huber (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).

e.
Amendment 2008-1 to the Employment Agreement between Embarq Corporation and Dennis G. Huber, dated December 22, 2008 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

f.
Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

g.
Form of 2007 Award Agreement for executive officers of Embarq Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on February 27, 2007).

h.
Embarq Corporation 2008 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

i.
Form of 2008 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).

j.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on March 5, 2009).

k.
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).

l.
Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

m.
Form of 2006 Award Agreement between Embarq Corporation and Richard A. Gephardt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on August 1, 2006), as amended by the amendment thereto dated June 26, 2009.

n.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).

o.
Embarq Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

p.
Summary of Embarq Corporation 2009 Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on May 7, 2009).

11*	Computations of Earnings Per Share.

21*	Subsidiaries of CenturyTel, Inc.

31.1*	Certification of the Chief Executive Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyTel, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Exhibit filed herewith.
**         Exhibit refiled to correct certain section references.
***       Portions of Exhibits 10.1(a), 10.1(b), 10.1(c) and 10.6(m) filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: August 7, 2009	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)