Form 10-Q
period 2009-09-30
CENTURYTEL INC
filed 2009-11-09
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-7784

CenturyTel, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0651161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 CenturyLink Drive, Monroe, Louisiana 71203
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

As of October 30, 2009, there were 297,525,166 shares of common stock outstanding.

CenturyTel, Inc.

All references herein to “we”, “us”, “our” or “CenturyTel” refer to CenturyTel, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after July 1, 2009 (except as otherwise stated herein), Embarq Corporation and its subsidiaries, which we acquired on July 1, 2009.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months and Nine Months
	Ended September 30, 2009 and 2008	3

	Consolidated Statements of Comprehensive Income--
	Three Months and Nine Months Ended September 30, 2009 and 2008	4

	Consolidated Balance Sheets--September 30, 2009 and
	December 31, 2008	5

	Consolidated Statements of Cash Flows--
	Nine Months Ended September 30, 2009 and 2008	6

	Consolidated Statements of Stockholders' Equity--
	Nine Months Ended September 30, 2009 and 2008	7

	Notes to Consolidated Financial Statements*	8-17

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	18-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

Part II.	Other Information:

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30-39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	40-44

Signature		45

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$1,874,325	650,073	3,145,179	1,956,793

OPERATING EXPENSES

Cost of services and products (exclusive of depreciation and amortization)	684,865	242,243	1,155,228	719,681
Selling, general and administrative	448,275	98,751	678,862	297,212
Depreciation and amortization	362,202	128,352	618,326	394,990
Total operating expenses	1,495,342	469,346	2,452,416	1,411,883

OPERATING INCOME	378,983	180,727	692,763	544,910

OTHER INCOME (EXPENSE)
Interest expense	(140,422)	(49,483)	(237,391)	(148,771)
Other income (expense)	9,362	4,569	15,179	26,436
Total other income (expense)	(131,060)	(44,914)	(222,212)	(122,335)

INCOME BEFORE INCOME TAX EXPENSE	247,923	135,813	470,551	422,575
Income tax expense	99,876	50,624	185,796	155,916

INCOME BEFORE NONCONTROLLING INTERESTS AND EXTRAORDINARY ITEM	148,047	85,189	284,755	266,659
Noncontrolling interests	(412)	(456)	(936)	(999)
NET INCOME BEFORE EXTRAORDINARY ITEM	147,635	84,733	283,819	265,660
Extraordinary item, net of income tax expense and noncontrolling interests (see Note 12)	133,213	-	133,213	-

NET INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$280,848	84,733	417,032	265,660

BASIC EARNINGS PER SHARE
Income before extraordinary item	$.49	.83	1.70	2.54
Extraordinary item	$.44	-	.80	-
Basic earnings per share	$.94	.83	2.50	2.54

DILUTED EARNINGS PER SHARE
Income before extraordinary item	$.49	.83	1.70	2.53
Extraordinary item	$.44	-	.80	-
Diluted earnings per share	$.94	.83	2.50	2.53

DIVIDENDS PER COMMON SHARE	$.70	1.3325	2.10	1.4675
AVERAGE BASIC SHARES OUTSTANDING	298,133	100,402	165,558	103,396
AVERAGE DILUTED SHARES OUTSTANDING	298,403	100,647	165,666	103,774

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

NET INCOME BEFORE NONCONTROLLING INTERESTS	$282,805	85,189	419,513	266,659

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Marketable securities:
Unrealized holding loss, net of ($332) tax	-	-	-	(533)
Reclassification adjustment for gain included in net income, net of ($1,730) tax	-	-	-	(2,776)
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67, $67, $200 and $200 tax	107	107	321	321
Defined benefit pension and postretirement plans, net of $1,673, $91, $7,161 and ($662) tax	2,684	147	11,487	(1,062)
Net change in other comprehensive income (loss), net of tax	2,791	254	11,808	(4,050)

COMPREHENSIVE INCOME	285,596	85,443	431,321	262,609
Comprehensive income attributable to noncontrolling interests	(1,957)	(456)	(2,481)	(999)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$283,639	84,987	428,840	261,610

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$531,189	243,327
Accounts receivable, less allowance of $35,668 and $16,290	670,732	230,292
Materials and supplies, at average cost	43,371	8,862
Deferred income tax asset	105,232	29,421
Other	107,734	43,505
Total current assets	1,458,258	555,407

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,608,553	8,868,451
Accumulated depreciation	(6,245,366)	(5,972,559)
Net property, plant and equipment	9,363,187	2,895,892

GOODWILL AND OTHER ASSETS
Goodwill	10,033,994	4,015,674
Other intangible assets
Customer list	1,143,922	146,283
Other	326,934	42,750
Other assets	630,768	598,189
Total goodwill and other assets	12,135,618	4,802,896
TOTAL ASSETS	$22,957,063	8,254,195

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$769,482	20,407
Accounts payable	331,695	135,086
Accrued expenses and other liabilities
Salaries and benefits	300,150	99,648
Income taxes	95,925	-
Other taxes	156,316	44,137
Interest	210,425	75,769
Other	66,301	26,773
Advance billings and customer deposits	218,983	56,570
Total current liabilities	2,149,277	458,390

LONG-TERM DEBT	7,454,515	3,294,119

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,157,468	854,102
Benefit plan obligations	1,514,092	348,140
Other deferred credits	317,682	131,636
Total deferred credits and other liabilities	3,989,242	1,333,878

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 297,467,054 and 100,277,216 shares	297,467	100,277
Paid-in capital	5,958,950	39,961
Accumulated other comprehensive loss, net of tax	(111,681)	(123,489)
Retained earnings	3,212,328	3,146,255
Preferred stock - non-redeemable	236	236
Noncontrolling interests	6,729	4,568
Total stockholders’ equity	9,364,029	3,167,808
TOTAL LIABILITIES AND EQUITY	$22,957,063	8,254,195

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months
	ended September 30,
	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$417,968	266,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618,326	394,990
Extraordinary item	(133,213)	-
Gain on asset disposition and liquidation of marketable securities	-	(12,452)
Deferred income taxes	38,237	23,957
Share-based compensation	39,618	11,879
Income from unconsolidated cellular entity	(15,353)	(8,204)
Distributions from unconsolidated cellular entity	14,137	15,960
Changes in current assets and current liabilities:
Accounts receivable	(2,782)	8,302
Accounts payable	(93,283)	(22,307)
Accrued income and other taxes	36,734	(25,216)
Other current assets and other current liabilities, net	147,874	(14,468)
Retirement benefits	(100,300)	21,346
Excess tax benefits from share-based compensation	(1,105)	(787)
Increase in other noncurrent assets	(547)	6,108
Decrease in other noncurrent liabilities	(12,494)	(4,977)
Other, net	7,944	6,443
Net cash provided by operating activities	961,761	667,233

INVESTING ACTIVITIES
Payments for property, plant and equipment	(417,127)	(185,004)
Cash acquired from Embarq acquisition	76,906	-
Purchase of wireless spectrum	-	(148,964)
Proceeds from liquidation of marketable securities	-	34,945
Proceeds from sales of assets, net of cash sold	-	15,809
Other, net	3,025	(3,567)
Net cash used in investing activities	(337,196)	(286,781)

FINANCING ACTIVITIES
Payments of debt	(626,616)	(255,304)
Net proceeds from issuance of long-term debt	644,423	563,115
Proceeds from issuance of common stock	12,672	10,672
Repurchase of common stock	(8,774)	(347,261)
Net proceeds from settlement of hedges	-	20,745
Cash dividends	(350,959)	(150,149)
Excess tax benefits from share-based compensation	1,105	787
Other, net	(8,554)	1,498
Net cash used in financing activities	(336,703)	(155,897)

Net increase in cash and cash equivalents	287,862	224,555
Cash and cash equivalents at beginning of period	243,327	34,402

Cash and cash equivalents at end of period	$531,189	258,957

Supplemental cash flow information:
Income taxes paid	$126,706	172,116
Interest paid (net of capitalized interest of $909 and $1,958)	$158,964	151,906

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months
	ended September 30,
	2009	2008
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$100,277	108,492
Issuance of common stock to acquire Embarq Corporation	196,083	-
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,417	938
Repurchase of common stock	-	(9,626)
Shares withheld to satisfy tax withholdings	(310)	(50)
Conversion of preferred stock into common stock	-	367
Balance at end of period	297,467	100,121

PAID-IN CAPITAL
Balance at beginning of period	39,961	91,147
Issuance of common stock to acquire Embarq Corporation, including portion of share-based compensation awards assumed by CenturyTel	5,873,904	-
Issuance of common stock through dividend reinvestment, incentive and benefit plans	11,255	9,734
Repurchase of common stock	-	(91,408)
Shares withheld to satisfy tax withholdings	(8,464)	(1,664)
Conversion of preferred stock into common stock	-	6,368
Excess tax benefits from share-based compensation	1,105	787
Share-based compensation	39,618	11,879
Other	1,571	(503)
Balance at end of period	5,958,950	26,340

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(123,489)	(42,707)
Change in other comprehensive loss (net of reclassification adjustment), net of tax	11,808	(4,050)
Balance at end of period	(111,681)	(46,757)

RETAINED EARNINGS
Balance at beginning of period	3,146,255	3,245,302
Net income attributable to CenturyTel, Inc.	417,032	265,660
Repurchase of common stock	-	(244,513)
Cash dividends declared
Common stock - $2.10 and $1.4675 per share, respectively	(350,950)	(149,972)
Preferred stock	(9)	(177)
Balance at end of period	3,212,328	3,116,300

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of period	236	6,971
Conversion of preferred stock into common stock	-	(6,735)
Balance at end of period	236	236

NONCONTROLLING INTERESTS
Balance at beginning of period	4,568	6,605
Net income attributable to noncontrolling interests	936	999
Extraordinary gain attributable to noncontrolling interests	1,545	-
Distributions to noncontrolling interests	(320)	(2,307)
Balance at end of period	6,729	5,297
TOTAL STOCKHOLDERS' EQUITY	$9,364,029	3,201,537

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008.  As discussed in Note 2, these financial statements reflect the results of operations of Embarq Corporation (“Embarq”) subsequent to our July 1, 2009 acquisition of Embarq.  We have evaluated subsequent events through November 9, 2009 for inclusion in this quarterly report on Form 10-Q.

The financial information for the three months and nine months ended September 30, 2009 and 2008 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

(2)	Events Associated with the Acquisition of Embarq

On July 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of October 26, 2008 (the “Merger Agreement”), we acquired Embarq through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyTel.  The combined company has an operating presence in 33 states with approximately 7.2 million access lines and approximately 2.2 million broadband customers, based on operating data as of September 30, 2009.

As a result of the merger, each outstanding share of Embarq common stock was converted into the right to receive 1.37 shares of our common stock (“CTL common stock”), with cash paid in lieu of fractional shares. Based on the number of CenturyTel common shares issued to consummate the merger (196.1 million), the closing stock price of CTL common stock as of June 30, 2009 ($30.70) and the pre-combination portion of share-based compensation awards assumed by CenturyTel ($50.2 million), the aggregate merger consideration approximated $6.1 billion.  The premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification, leveraged combined networks and improved competitive positioning.  None of the goodwill associated with this transaction will be deductible for income tax purposes.

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $1.299 billion of operating revenues of Embarq are included in our consolidated results of operations for the three and nine months ended September 30, 2009.  CenturyTel is the accounting acquirer in this transaction.  We will recognize Embarq’s assets and liabilities at their acquisition date fair values.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment.  Such fair value will be determined based upon analysis to be performed by an independent valuation firm, which we expect to be complete by the end of 2009.  The following is a preliminary assignment of the fair value of the assets acquired and liabilities assumed based on currently available information.  Such final identification of all the intangible assets acquired and the fair value assignment may be significantly different than that reflected below (dollars in thousands).

Current assets	$700,106
Net property, plant and equipment	6,369,026
Identifiable intangible assets
Customer list	1,055,900
Rights of way	268,500
Other (trademarks, internally developed software, licenses)	26,917
Other non-current assets	37,751
Current liabilities	(910,788)
Long-term debt	(4,886,539)
Other long-term liabilities	(2,608,748)
Goodwill	6,018,320
Total purchase price	$6,070,445

        The following unaudited pro forma financial information presents the combined results of CenturyTel and Embarq as though the acquisition had been consummated as of January 1, 2009 and 2008, respectively, for the two periods presented below.

	Nine months
	ended September 30,
	2009	2008
	(Dollars in thousands)

Operating revenues	$5,816,000	6,260,000
Income before extraordinary item	667,000	804,000
Basic earnings per share before extraordinary item	2.24	2.61
Diluted earnings per share before extraordinary item	2.24	2.60

These results include certain adjustments, primarily due to increased depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the elimination of unrecognized actuarial losses, and the related income tax effects.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the periods indicated nor is it necessarily indicative of future operating results.  Other than those realized subsequent to the July 1, 2009 acquisition date, the pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

During the third quarter of 2009, we recognized an aggregate of approximately $195 million of integration, transaction and other costs related to the Embarq acquisition.  Of the $195 million, approximately $47 million related to closing costs, including investment banker and legal fees, in connection with consummation of the merger and is reflected as an operating expense.  In addition, we incurred approximately $148 million of integration-related operating expenses related to system and customer conversions, employee-related severance and benefit costs and branding costs associated with changing our trade name to CenturyLink.   Based on current plans and information, we expect to incur approximately $190 million of additional non-recurring integration related operating expenses subsequent to September 30, 2009.  The specific details of these additional integration activities will continue to be refined.

On July 1, 2009, in connection with the Merger Agreement, and as approved by our shareholders on January 27, 2009, we filed Amended and Restated Articles of Incorporation to (i) eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share, and (ii) increase the authorized number of shares of our common stock from 350 million to 800 million.  As so amended and restated, our Articles of Incorporation provide that each share of our common stock is entitled to one vote per share with respect to each matter properly submitted to shareholders for their vote, consent, waiver, release or other action.  These amendments reflect changes contemplated or necessitated by the Merger Agreement and are described in detail in our joint proxy statement-prospectus filed with the Securities and Exchange Commission and first mailed to shareholders of CenturyTel and Embarq on or about December 22, 2008.  In Robert M. Garst, Sr. et al. v. CenturyTel, Inc. et al., filed March 13, 2009 in the 142nd Judicial District Court of Texas, Midland County (Case No. CV-46861), certain of our former ten-vote shareholders challenged the effectiveness of the vote to eliminate our time-phase voting structure.  We believe we followed all necessary steps to properly effect the amendments described above and are defending the case accordingly.

        On January 23, 2009, Embarq amended its Credit Agreement to effect, upon completion of the merger, a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enabled the Credit Agreement, as amended, to remain in place after the merger.  Previously, in connection with the Merger Agreement, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would be available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter.  Upon entering into and terminating the commitment letter, we paid an aggregate of $8.0 million to the lenders.  Such amount has been reflected as an expense (in Other income (expense)) in the first nine months of 2009.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2009 and December 31, 2008 were composed of the following:

	Sept. 30,	Dec. 31,
	2009	2008
	(Dollars in thousands)

Goodwill	$10,033,994	4,015,674

Intangible assets subject to amortization
Customer list
Gross carrying amount	$1,237,209	181,309
Accumulated amortization	(93,287)	(35,026)
Net carrying amount	$1,143,922	146,283

Other
Gross carrying amount	$69,667	42,750
Accumulated amortization	(11,233)	-
Net carrying amount	$58,434	42,750

Other intangible assets not subject to amortization	$268,500	-

The increase in goodwill and intangible assets from December 31, 2008 is due to our acquisition of Embarq.  See Note 2 for additional information concerning the fair value preliminarily assigned to these assets.  We are amortizing our customer list intangible asset associated with our Embarq acquisition over an average of 11 years using an accelerated method of amortization (sum-of-the-years digits) to more closely match the estimated cash flow generated by such asset.  Effective July 1, 2009 we changed the assessment of useful life for our franchise rights from indefinite to 20 years (straight-line).

As of September 30, 2009, we completed our annual impairment test of goodwill.  Such impairment test excluded the goodwill associated with our acquisition of Embarq pending finalization of the determination of the fair values of assets acquired and liabilities assumed in connection therewith.  We determined that our goodwill (excluding the goodwill associated with the Embarq acquisition) was not impaired as of September 30, 2009.  We plan to perform an impairment test on the goodwill established in connection with our Embarq acquisition during the fourth quarter of 2009.

Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2009 was $69.5 million (which includes $56.6 million of amortization related to intangible assets from our Embarq acquisition based on preliminary allocations) and is expected to be $130.7 million annually for 2009, $196.7 million for 2010, $177.2 million for 2011, $157.3 million in 2012 and $139.4 million in 2013 (based on the preliminary determination of fair values related to Embarq’s assets acquired and liabilities assumed as discussed further in Note 2).

(4)	Postretirement Benefits

Our incumbent postretirement health care plan provides postretirement benefits to qualified legacy CenturyTel retirees.  The postretirement health care plan we acquired as part of our acquisition of Embarq provides postretirement benefits to qualified legacy Embarq retirees.  Until such time as we can integrate the pension, welfare and other benefit plans of Embarq with ours, we plan to continue to operate those plans independently.

Net periodic postretirement benefit cost for the third quarter of 2009 includes the effects of our July 1, 2009 acquisition of Embarq.  Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2009 and 2008 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$3,175	1,239	5,701	3,732
Interest cost	8,448	4,827	18,245	14,629
Expected return on plan assets	(847)	(581)	(1,540)	(1,761)
Amortization of unrecognized prior service cost	(887)	(653)	(2,660)	(1,955)
Net periodic postretirement benefit cost	$9,889	4,832	19,746	14,645

        We contributed $16.7 million to our postretirement health care plans in the first nine months of 2009 and expect to contribute approximately $26.9 million for the full year.

(5)	Defined Benefit Retirement Plans

Our incumbent qualified defined benefit pension plans provide pension benefits for substantially all legacy CenturyTel employees.  The qualified defined benefit pension plan we acquired as part of our acquisition of Embarq provides pension benefits for substantially all legacy Embarq employees.  Both CenturyTel and Embarq have previously sponsored, or continue to sponsor, supplemental executive retirement plans providing certain officers with supplemental retirement, death and disability benefits.

In late February 2008, our Board of Directors approved certain actions related to our Supplemental Executive Retirement Plan, including (i) freezing benefit accruals effective February 29, 2008 and (ii) amending the plan to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits based on their election, which occurred in the second quarter of 2008.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who was not in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution.  We recorded an aggregate curtailment loss of approximately $8.2 million in 2008 related to the above-described items.  In addition, upon the payment of the lump sum distributions in early 2009, we also recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Due to change of control provisions that were triggered upon the consummation of the Embarq acquisition on July 1, 2009, certain retirees who were receiving monthly annuity payments under a CenturyTel supplemental executive retirement plan were paid a lump sum distribution calculated in accordance with the provisions of the plan.  A settlement expense of approximately $8.9 million was recognized in the third quarter of 2009 as a result of these actions.

The legacy Embarq pension plan contains a provision that grants early retirement benefits for certain participants affected by workforce reductions.  During the third quarter of 2009, we recognized approximately $14.7 million of additional pension expense related to these contractual benefits.

Net periodic pension expense for the third quarter of 2009 includes the effects of our July 1, 2009 acquisition of Embarq.  Net periodic pension expense for the three months and nine months ended September 30, 2009 and 2008 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Service cost	$14,373	2,096	21,360	10,855
Interest cost	60,723	9,331	73,975	22,548
Expected return on plan assets	(56,857)	(10,269)	(70,785)	(26,964)
Curtailment loss	-	-	7,711	8,235
Settlement loss	8,890	-	8,890	-
Contractual retirement benefits	14,676	-	14,676	-
Net amortization and deferral	4,101	794	12,453	2,382
Net periodic pension expense	$45,906	1,952	68,280	17,056

During the third quarter of 2009, we contributed $115 million to the legacy Embarq pension plan.  Due principally to an accumulated positive “credit balance” under our principal incumbent pension plan, we expect our required minimum cash contributions for this plan for 2009 to be minimal.  Nonetheless, we may make further discretionary contributions in the fourth quarter of 2009.

(6)	Debt Tender Offer and Concurrent Debt Offering

In September 2009, CenturyTel, Inc. and its wholly-owned subsidiary, Embarq Corporation, commenced joint debt tender offers under which they offered to purchase up to $800 million of their outstanding notes.   In October 2009, (i) Embarq purchased for cash $471.7 million principal amount of its 6.738% Notes due 2013 and (ii) CenturyTel, Inc. purchased for cash $74.3 million principal amount of its 5.5% Series O Senior Notes, due 2013, $182.5 million principal amount of its 7.875% Series L Senior Notes, due 2012 and $17.5 million principal amount of its 8.375% Series H Senior Notes, due 2010.  The aggregate amount of the debt repurchased in October 2009 ($746.1 million) is reflected in current maturities of long-term debt on the balance sheet as of September 30, 2009.  Due primarily to the premiums paid in connection with these debt extinguishments, we will record a one-time pre-tax charge of approximately $61 million in the fourth quarter of 2009 related to the completion of the tender offers.

We funded these debt tender offers with net proceeds of $644.4 million from the September 2009 issuance of (i) $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes and (ii) additional borrowings under our existing revolving credit facility.

(7)	Stock-based Compensation

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; and performance shares.  As of September 30, 2009, we had reserved approximately 32.7 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Upon the consummation of the Embarq acquisition on July 1, 2009 (see Note 2), outstanding Embarq stock options and restricted stock units were converted to 7.2 million CenturyTel stock options and 2.4 million restricted stock units based on the exchange ratio stipulated in the Merger Agreement.  The fair value of the former Embarq stock option awards that were converted to CenturyTel stock options was estimated as of the July 1, 2009 conversion date using a Black-Scholes option pricing model.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   Certain restricted stock units issued to certain legacy Embarq employees vest over a period of less than one year.  During the first nine months of 2009, 802,888 shares of restricted stock (substantially all of which have a three-year vesting period) were granted to employees and outside directors at an average grant date fair value of $27.21 per share.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.  We did not grant any options to employees during the first nine months of 2009.

The total compensation cost for all share-based payment arrangements for the first nine months of 2009 and 2008 was $39.6 million and $11.9 million, respectively.  Upon the consummation of the acquisition of Embarq on July 1, 2009, the vesting schedules of certain of our restricted stock and stock option grants issued prior to 2009 were accelerated due to change of control provisions in the respective share-based compensation plans (with the exception of grants to certain officers who waived such acceleration right).  In addition, the vesting of certain other awards was accelerated upon the termination of employment of certain employees.  As a result of accelerating the vesting schedules of these awards, we recorded share-based compensation expense of approximately $17.0 million in the third quarter of 2009 above amounts that would have been recognized absent the triggering of these change of control and termination of employment provisions.

As of September 30, 2009 there were 3.5 million shares of nonvested restricted stock and restricted stock units outstanding at an average grant date fair value of $30.67 per share.

Outstanding and exercisable stock options as of September 30, 2009 were as follows:

			Average
			remaining	Aggregate
	Number	Average	contractual	intrinsic
	of options	price	term (in years)	value*
Outstanding	10,530,894	$37.18	4.8	$20,466,000
Exercisable	9,317,207	$37.48	4.4	$18,031,000

*  Includes only those options with intrinsic value (options where the exercise price is below the market price).

As of September 30, 2009, there was $63.3 million of total unrecognized compensation cost related to the share-based payment arrangements, which we expect to recognize over a weighted average period of 2.1 years.  Compensation expense for these awards will be recognized over a shorter period if the employees’ service period is shorter than the vesting schedule of the respective grants.

(8)	Income Taxes

Our effective income tax rate was 39.3% and 37.0% for the nine months ended September 30, 2009 and 2008, respectively.   The lump sum distributions attributable to certain executive officers that were made in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are currently being reflected as non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  However, due to the consummation of the Embarq acquisition on July 1, 2009, we believe the payments could potentially be deductible.  We have requested a Private Letter Ruling from the Internal Revenue Service in relation to the treatment of these distributions.  If a favorable ruling is received, the distributions will be treated as deductible and the income tax benefit will be recognized in the period such ruling is received.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2009 effective tax rate is also higher because a portion of our merger-related transaction costs incurred during the first nine months of 2009 are non-deductible for income tax purposes (with such treatment resulting in a $6.9 million increase to income tax expense).  Such increases in income tax expense were partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

(9)	Business Segments

Our operating revenues for our products and services included the following components for the periods specified below:

	Three months		Nine months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Voice	$829,697	218,253	1,247,218	658,634
Network access	352,759	205,385	735,969	621,987
Data	470,465	132,631	753,325	390,463
Fiber transport and CLEC	43,685	38,006	126,947	120,805
Other	177,719	55,798	281,720	164,904
Total operating revenues	$1,874,325	650,073	3,145,179	1,956,793

We derived our voice revenues by providing local exchange telephone and long distance services to our customers in our local exchange service areas.

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

We derived other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (ii) providing payphone services, (iii) participating in the publication of local directories, (iv) providing network database services, and (v) providing our video services, as well as other new product and service offerings.

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $52 million for the nine months ended September 30, 2009 (which includes the third quarter 2009 amounts related to the Embarq properties) and $31 million for the nine months ended September 30, 2008.

(10)	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued guidance regarding the accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”).  The codification is now the single source of authoritative United States GAAP for all non-governmental entities. The codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance. The issuance of this codification standard will not change GAAP, and therefore the adoption of this guidance will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued guidance on business combinations, which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  Such guidance also changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We will account for our acquisition of Embarq using this guidance.  During the first nine months of 2009, we incurred approximately $47.2 million of transaction-related expenses (primarily investment banker and legal fees) related to our acquisition of Embarq.  Such costs are required to be expensed as incurred and are reflected in selling, general and administrative expense in our consolidated statement of income for the nine months ended September 30, 2009.

In June 2008, the Financial Accounting Standards Board issued guidance on determining whether instruments granted in share-based payment transactions are participating securities.  Based on this guidance, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The guidance was effective for us beginning in first quarter 2009 and requires us to recast our previously reported earnings per share.  Our previously reported diluted earnings per share for the first nine months 2008 ($2.55 per share) has been recast using the new accounting guidance ($2.53 per share).  If our diluted earnings per share would have been calculated using the new accounting guidance for the full year 2008, our diluted earnings per share would have been $3.52 per share as compared to $3.56 per share.

In December 2007, the Financial Accounting Standards Board issued guidance regarding noncontrolling interests in consolidated financial statements, which requires noncontrolling interests to be recognized as equity in the consolidated balance sheets.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  This guidance is effective for fiscal years beginning on or after December 15, 2008.  Our financial statements as of and for the nine months ended September 30, 2009 reflect our noncontrolling interests as equity in our consolidated balance sheet.  Prior periods have been adjusted to reflect this presentation.

In April 2009, we adopted guidance issued by the Financial Accounting Standards Board related to subsequent events, which formalizes the existing principles for subsequent events and requires additional disclosures about the period being evaluated and the nature and estimated financial effect of nonrecognized subsequent events.  The adoption of this new guidance did not have a material impact on our financial position or results of operations.

In January 2009, we adopted new accounting guidance related to employers’ disclosure about postretirement benefit plan assets, which expands the disclosures required by previous guidance to discuss the assumptions and risks used to compute fair value for each category of plan assets.  Since we use a year end measurement date to value plan assets, all disclosures required will be initially required in our December 31, 2009 financial statements.

We are subject to certain accounting standards that define fair value, establish a framework for measuring fair value and expand the disclosures about fair value measurements required or permitted under other accounting pronouncements.  The fair value accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets), Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable), and Level 3 (defined as unobservable inputs in which little or no market data exists).

As of September 30, 2009, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation.

	Balance
Description	Sept. 30, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$ 100,887	100,887	-	-

(11)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002 in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs allege that we unjustly and unreasonably billed customers for inside wire maintenance services, and seek unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the District Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  Our appeal of this class certification decision was denied.  Our preliminary analysis indicates that we billed less than $10 million for inside wire maintenance services under the billing descriptions and time periods specified in the District Court ruling described above.  Should other billing descriptions be determined to be inadequate or if claims are allowed for additional time periods, the amount of our potential exposure could increase significantly above amounts previously accrued.  The District Court’s order does not specify the award of damages, the scope and amounts of which, if any, remain subject to additional fact-finding and resolution of what we believe are valid defenses to plaintiff’s claims.  Accordingly, we currently cannot reasonably estimate the maximum amount of possible loss.  However, based on current circumstances we do not believe that the ultimate outcome of this matter will have a material adverse effect on our financial position or on-going results of operations.

Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced “manufactured gas” under a process widely used through the mid-1900s.  Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993.  None of these plant sites are currently owned or operated by either Sprint Nextel, Embarq or their subsidiaries. On three sites, Embarq and the current landowners are working with the Environmental Protection Agency (“EPA”) pursuant to administrative consent orders.  Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.  Under current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition.

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes. Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in the initial stages of discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.

Beginning in June 2009, Sprint Nextel notified CenturyTel and Embarq separately that it was disputing its obligations to pay access charges for traffic it claims is voice over Internet protocol (“VoIP”) traffic. The traffic being disputed is subject to various intrastate and interstate access tariffs as well as commercially negotiated interconnection agreements between the parties. Sprint Nextel is claiming that the VoIP traffic is subject to rates substantially lower than those billed. After the commencement of the dispute, Sprint Nextel unilaterally withheld payments for VoIP traffic as well as payment  for other traffic unrelated to the dispute, in an effort to recoup all amounts in dispute.  To date, the amount in dispute with respect to all CenturyTel and Embarq entities is approximately $26 million, and to date the amount of payments withheld by Sprint Nextel approximates $16 million. The amount in dispute reflects Sprint Nextel’s attempt to apply their compensation claims on a retroactive basis to amounts previously paid and undisputed during the prior two years. Both CenturyTel and Embarq have denied Sprint Nextel's disputes in their entirety, have demanded payment in full, and have notified Sprint Nextel of their intention to pursue available remedies to obtain full payment.

For a description of a suit challenging the elimination of our time-phase voting structure in mid-2009, please see Note 2 above.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, disputes with other communications companies and service providers, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.  The outcomes of these other proceedings are not predictable.  However, we do not believe that the ultimate resolution of any of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations, or cash flows.

(12)	Accounting for the Effects of Regulation

Through June 30, 2009, CenturyTel accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of codification ASC 980-10 which addresses regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to regulatory accounting.

As we previously disclosed, on July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).

Upon the discontinuance of regulatory accounting, we are required to reverse previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to regulatory accounting have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of accounting guidance related to the accounting for asset retirement obligations, regulatory accounting required us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there was no legal obligation to remove the assets.  Therefore, we did not adopt the asset retirement obligation provisions for our telephone operations that were subject to regulatory accounting.  Upon the discontinuance of regulatory accounting, such accumulated liability for removal costs included in accumulated depreciation was removed and an asset retirement obligation was established.  Upon the discontinuance of regulatory accounting, we are required to adjust the carrying amounts of property, plant and equipment only to the extent the assets are impaired, as judged in the same manner applicable to nonregulated enterprises. We did not record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations as a result of the discontinuance of regulatory accounting.

In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income comprised of the following components (dollars, except per share amounts, in thousands):

Gain (loss)

Elimination of removal costs embedded in accumulated depreciation	$222,703
Establishment of asset retirement obligation	(1,556)
Elimination of other regulatory assets and liabilities	(2,585)
Net extraordinary gain before income tax expense and noncontrolling interests	218,562
Income tax expense associated with extraordinary gain	(83,804)
Net extraordinary gain before noncontrolling interests	134,758
Less: extraordinary gain attributable to noncontrolling interests	(1,545)
Extraordinary gain attributable to CenturyTel, Inc.	$133,213
Basic earnings per share of extraordinary gain	$.44
Diluted earnings per share of extraordinary gain	$.44

Historically, the depreciation rates we utilized for our telephone operations were based on rates established by regulatory authorities.  Upon the discontinuance of regulatory accounting, we revised the lives of our property, plant and equipment to reflect the economic estimated remaining useful lives of the assets.  In general, the estimated remaining useful lives of our telephone property were lengthened as compared to the rates used that were established by regulatory authorities. Such lengthening of remaining useful lives reflects our expectations of future network utilization and capital expenditure levels required to provide service to our customers.  Such revisions in remaining useful lives of our assets reduced depreciation expense by approximately $16 million ($.03 per share) in the third quarter of 2009 compared to the second quarter of 2009 (for which depreciation expense was based on depreciation rates established by regulators).

Upon the discontinuance of regulatory accounting, we also are eliminating certain intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our operating revenues and operating expenses to be lower by equivalent amounts (approximately $53 million) in the third quarter of 2009 as compared to the third quarter of 2008.   For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of regulatory accounting.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results of operations which might be expected for the entire year.  On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the three and nine months ended September 30, 2009 with prior periods are less meaningful.  Where appropriate, the discussion below addresses trends we believe are significant, separate and apart from the impact of our acquisition of Embarq.

Subsequent to the Embarq acquisition, we are now an integrated communications company primarily engaged in providing an array of communications services in 33 states, including local and long distance voice, data, wholesale, Internet access, broadband, and satellite video services.  In certain local and regional markets, we also sell communications equipment and provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.  We operate approximately 7.2 million access lines and serve approximately 2.2 million broadband customers, based on operating data as of September 30, 2009.  For additional information on our revenue sources, see Note 9.  For additional information on the merger, see Note 2.

During the third quarter and first nine months of 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq.  Such expenses are summarized in the table below.

	Three months	Nine months
	ended	ended
Description	Sept. 30, 2009	Sept. 30, 2009
	(Dollars in thousands)

Severance and retention costs due to workforce reductions, including contractual early retirement pension benefits for certain participants	$97,450	97,450
Transaction related costs associated with our acquisition of Embarq, including investment banker and legal fees	47,154	47,154
Integration related costs associated with our acquisition of Embarq	25,055	54,482
Accelerated recognition of share-based compensation expense due to change of control provisions and terminations of employment	16,967	16,967
Settlement and curtailment expenses related to certain executive retirement plans (see Note 5)	8,900	16,611
Charge incurred in connection with our $800 million bridge facility	-	8,000
	$195,526	240,664

All of the above items are included in operating expenses except for the $8.0 million charge incurred in connection with our $800 million bridge facility, which is reflected in Other (income) expense.  None of the above items include pre-closing expenses incurred by Embarq prior to the effective time of the merger.

In addition, due to Internal Revenue Code Section 162(m) limitations, a portion of the lump sum distributions related to the termination of an executive retirement plan made in the first quarter of 2009 are currently being reflected as non-deductible for income tax purposes and thus increased our effective income tax rate.  Certain merger-related costs incurred during the first nine months of 2009 are also non-deductible for income tax purposes and similarly increased our effective income tax rate.  Such increase in our effective tax rate was partially offset by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.  See Note 8 and “Income Tax Expense” below for additional information.

Upon the discontinuance of regulatory accounting, we recorded a one-time, non-cash extraordinary gain that aggregated approximately $218.6 million before income tax expense and noncontrolling interests  ($133.2 million after-tax and noncontrolling interests).  See Note 12 for additional information.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates and minutes of use, and federal support fund payments.  To mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (“FCC”) or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund described in our prior filings with the Securities and Exchange Commission (“SEC”)); our ability to effectively adjust to changes in the communications industry; our ability to successfully integrate Embarq into our operations, including realizing the anticipated benefits of the transaction and retaining and hiring key personnel; our ability to effectively manage our expansion opportunities; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.80 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.  These and other uncertainties related to our business and our acquisition of Embarq are described in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated and supplemented by Item 1A of Part II of this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared
to Three Months Ended September 30, 2008

Net income attributable to CenturyTel, Inc. was $280.8 million and $84.7 million for the third quarter of 2009 and 2008, respectively.  Net income before extraordinary item was $147.6 million and $84.7 million for the third quarter of 2009 and 2008, respectively.  Diluted earnings per share for the third quarter of 2009 and 2008 was $.94 and $.83, respectively.  Diluted earnings per share before extraordinary item for the third quarter of 2009 was $.49.  As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in the third quarter of 2009 related to our acquisition of Embarq.  The increase in the number of average diluted shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Three months
	ended September 30,
	2009	2008
	(Dollars, except per share amounts,
	and shares in thousands)

Operating income	$378,983	180,727
Interest expense	(140,422)	(49,483)
Other income (expense)	9,362	4,569
Income tax expense	(99,876)	(50,624)
Income before noncontrolling interests and extraordinary item	148,047	85,189
Noncontrolling interests	(412)	(456)
Net income before extraordinary item	147,635	84,733
Extraordinary item, net of income tax expense and noncontrolling interests	133,213	-
Net income attributable to CenturyTel, Inc.	$280,848	84,733

Basic earnings per share
Before extraordinary item	$.49	.83
Extraordinary item	$.44	-
Basic earnings per share	$.94	.83

Diluted earnings per share
Before extraordinary item	$.49	.83
Extraordinary item	$.44	-
Diluted earnings per share	$.94	.83

Average basic shares outstanding	298,133	100,402

Average diluted shares outstanding	298,403	100,647

Operating income increased $198.3 million due to a $1.224 billion increase in operating revenues and a $1.026 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.

As mentioned in Note 12, we discontinued the application of regulatory accounting effective July 1, 2009.  As a result of such discontinuance, we have eliminated all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $53 million) in the third quarter of 2009 as compared to the third quarter of 2008.

Operating Revenues

	Three months
	ended September 30,
	2009	2008
	(Dollars in thousands)

Voice	$829,697	218,253
Network access	352,759	205,385
Data	470,465	132,631
Fiber transport and CLEC	43,685	38,006
Other	177,719	55,798
	$1,874,325	650,073

The $611.4 million increase in voice revenues is primarily due to $630.8 million of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $19.3 million decrease is primarily due to (i) an $8.1 million decrease due to a 6.9% decline in the average number of access lines in our incumbent markets; (ii) a $3.8 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate and (iii) a $3.8 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Total access lines declined 170,000 in the third quarter of 2009, adjusted to exclude the number of access lines we acquired from Embarq on July 1, 2009.  We believe the decline in the number of access lines during the third quarter of 2009 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 140,000 and 180,000 lines for the fourth quarter of 2009.

Network access revenues increased $147.4 million in the third quarter of 2009 due to $171.2 million of revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $23.8 million (11.6%) in the third quarter of 2009 primarily due to (i) a $13.7 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $7.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); and (iii) a $3.4 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  Such decreases were partially offset by a $6.4 million increase in prior year revenue settlements recorded in the third quarter of 2009.  We believe that intrastate access rates and minutes will continue to decline in 2009, although we cannot precisely estimate the magnitude of such decrease.  Complaints filed by interexchange carriers in several of our operating states could, if successful, place further downward pressure on our intrastate access rates.  In addition, we expect intrastate minutes to decline at a faster rate in our recently acquired Embarq markets as compared to our incumbent markets.

Data revenues increased $337.8 million in the third quarter of 2009 due to $355.5 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $17.7 million (13.3%) substantially due to a $24.8 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $7.1 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers.

Fiber transport and CLEC revenues increased $5.7 million primarily due to $4.1 million of revenues attributable to Embarq and a $1.7 million increase in our incumbent CLEC revenues.

Other revenues increased $121.9 million in the third quarter of 2009 due to $137.3 million of revenues attributable to Embarq.  Excluding Embarq, other revenues decreased $15.4 million (27.6%) primarily due to a $9.0 million reduction due to the elimination of all intercompany transactions as a result of the discontinuance of regulatory accounting and a $4.0 million decrease in certain non-regulated product sales and service offerings.

Operating Expenses

	Three months
	ended September 30,
	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$684,865	242,243
Selling, general and administrative	448,275	98,751
Depreciation and amortization	362,202	128,352
	$1,495,342	469,346

Cost of services and products increased $442.6 million primarily due to $487.2 million of expenses attributable to the Embarq properties acquired on July 1, 2009.  The remaining $44.6 million decrease is primarily due to a $43.7 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Selling, general and administrative expenses increased $349.5 million primarily due to $288.9 million of expenses incurred by Embarq (which includes approximately $104.2 million of costs associated with employee termination benefits, primarily due to severance and retention benefits, contractual pension benefits and acceleration of share-based compensation expense associated with employee terminations).  The remaining $60.6 million increase is primarily due to (i) $47.2 million of transaction related merger costs, including investment banker and legal fees associated with our acquisition of Embarq; (ii) $25.1 million of integration costs incurred associated with our acquisition of Embarq, primarily related to system conversion efforts, and (iii) $8.9 million of a settlement expense associated with the triggering of change of control provisions upon our acquisition of Embarq under our frozen supplemental executive retirement plan.  Such increases in expenses were partially offset by a $9.5 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and a $6.0 million decrease due to the favorable resolution of certain transaction tax audit issues.

Depreciation and amortization increased $233.9 million primarily due to $250.1 million of depreciation and amortization attributable to Embarq (including $56.6 million of amortization expense related to the customer list and other intangible assets associated with the Embarq acquisition).  The remaining decrease was primarily due to a decrease in depreciation expense due to a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting (see Note 12).

Interest Expense

Interest expense increased $90.9 million in the third quarter of 2009 compared to the third quarter of 2008 primarily due to $96.3 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $9.4 million for the third quarter of 2009 compared to $4.6 million for the third quarter of 2008.  Our share of income from our 49% interest in a cellular partnership increased $5.9 million in the third quarter of 2009 compared to the third quarter of 2008.

Income Tax Expense

Our effective income tax rate was 39.5% and 37.4% for the three months ended September 30, 2009 and September 30, 2008, respectively.  Such increase in the effective tax rate was primarily caused by certain of our Embarq merger-related integration costs which are considered non-deductible for income tax purposes.

Extraordinary Item

Upon the discontinuance of regulatory accounting, we recorded a one-time extraordinary gain of approximately $133.2 million after-tax.  See Note 12 for additional information related to this extraordinary gain.

Nine Months Ended September 30, 2009 Compared
to Nine Months Ended September 30, 2008

Net income attributable to CenturyTel, Inc. was $417.0 million and $265.7 million for the first nine months of 2009 and 2008, respectively.  Net income before extraordinary item was $283.8 million and $265.7 million for the nine months ended September 30, 2009 and 2008, respectively.  Diluted earnings per share for the first nine months of 2009 and 2008 was $2.50 and $2.53, respectively.   Diluted earnings per share before extraordinary item for the first nine months of  2009 was $1.70.  As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in the first nine months of 2009 related to our acquisition of Embarq. The increase in the number of average diluted shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Nine months
	ended September 30,
	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$692,763	544,910
Interest expense	(237,391)	(148,771)
Other income (expense)	15,179	26,436
Income tax expense	(185,796)	(155,916)
Income before noncontrolling interests and extraordinary item	284,755	266,659
Noncontrolling interests	(936)	(999)
Net income before extraordinary item	283,819	265,660
Extraordinary item, net of income tax expense and noncontrolling interests	133,213	-
Net income attributable to CenturyTel, Inc.	$417,032	265,660

Basic earnings per share
Before extraordinary item	$1.70	2.54
Extraordinary item	$.80	-
Basic earnings per share	$2.50	2.54

Diluted earnings per share
Before extraordinary item	$1.70	2.53
Extraordinary item	$.80	-
Diluted earnings per share	$2.50	2.53

Average basic shares outstanding	165,558	103,396

Average diluted shares outstanding	165,666	103,774

Operating income increased $147.9 million due to a $1.188 billion increase in operating revenues and a $1.041 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.

As mentioned in Note 12, we discontinued the application of regulatory accounting effective July 1, 2009.  As a result of such discontinuance, we are eliminating all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting beginning in the third quarter of 2009.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $53 million) in the first nine months of 2009 as compared to the first nine months of 2008.

Operating Revenues

	Nine months
	ended September 30,
	2009	2008
	(Dollars in thousands)

Voice	$1,247,218	658,634
Network access	735,969	621,987
Data	753,325	390,463
Fiber transport and CLEC	126,947	120,805
Other	281,720	164,904
	$3,145,179	1,956,793

The $588.6 million increase in voice revenues is primarily due to $630.8 of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $42.2 million decrease in voice revenues is primarily due to (i) a $23.4 million decrease due to a 6.6% decline in the average number of access lines in our incumbent markets; (ii) a $10.3 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate; and (iii) a $3.8 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Total access lines declined 234,300 in the first nine months of 2009, adjusted to exclude the number of access lines we acquired from Embarq on July 1, 2009.  We believe the decline in the number of access lines during 2009 and 2008 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 140,000 and 180,000 for the fourth quarter of 2009.

Network access revenues increased $114.0 million in the first nine months of 2009 due to $171.2 million of revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $57.2 million in the first nine months of 2009 primarily due to (i) a $24.5 million decrease as a result of lower intrastate revenues due to a reduction in intrastate access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); (ii) a $13.7 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (iii) a $10.6 million decrease in interstate revenues primarily due to reductions in our partial recovery of lower operating costs through revenue sharing arrangements and return on rate base; and (iv) a $10.0 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  Such decreases were partially offset by a $7.7 million increase in prior year revenue settlements recorded in the first nine months of 2009.  We believe that intrastate access rates and minutes will continue to decline in 2009, although we cannot precisely estimate the magnitude of such decrease.  Complaints filed by interexchange carriers in several of our operating states could, if successful, place further downward pressure on our intrastate access rates.  In addition, we expect intrastate minutes to decline at a faster rate in our recently acquired Embarq markets as compared to our incumbent markets.

Data revenues increased $362.9 million due to $355.5 million of revenues attributable to Embarq.  Excluding Embarq, data revenues increased $7.4 million substantially due to a $28.8 million increase in DSL-related revenues primarily due to growth in the number of DSL customers in our incumbent markets.  Such increase was substantially offset by a $24.8 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Fiber transport and CLEC revenues increased $6.1 million primarily due to $4.1 million of revenues attributable to Embarq and a $4.9 million increase in fiber transport revenues.  Such increases were partially offset by a $3.6 million decrease in CLEC revenues primarily due to the divestiture of six CLEC markets in mid-2008.

Other revenues increased $116.8 million, of which approximately $137.3 million related to our acquisition of Embarq.  Excluding Embarq, other revenues decreased $20.5 million primarily as a result of a $9.0 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and an $8.7 million decrease in certain non-regulated product sales and service offerings.

Operating Expenses

	Nine months
	ended September 30,
	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$1,155,228	719,681
Selling, general and administrative	678,862	297,212
Depreciation and amortization	618,326	394,990
	$2,452,416	1,411,883

Cost of services and products increased $435.5 million primarily due to $487.2 million of expenses attributable to the Embarq properties acquired on July 1, 2009.  The remaining $51.7 million decrease is primarily due to (i) a $43.7 million reduction in expenses resulting from the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $4.6 million decrease in CLEC expenses as a result of the divestiture of six CLEC markets in 2008, (iii) a $4.2 million decrease in access expense, and (iv) a $3.4 million decrease in customer service related expenses.  Such decreases were partially offset by a $10.3 million increase in DSL-related expenses due to growth in the number of DSL customers.

Selling, general and administrative expenses increased $381.7 million primarily due to $288.9 million of expenses attributable to Embarq (which includes approximately $104.2 million of costs associated with employee termination benefits, primarily due to severance and retention benefits, contractual pension benefits and acceleration of share-based compensation expense associated with employee terminations).  The remaining $92.8 million increase is primarily due to (i) $54.5 million of integration costs associated with our acquisition of Embarq, primarily related to system conversion efforts; (ii) $47.2 million of transaction related merger costs, including investment banker and legal fees associated with our acquisition of Embarq; and (iii) $13.8 million of higher employee benefit costs, primarily due to higher pension expense (due to an $8.9 million settlement expense due to change of control provisions triggered upon our acquisition of Embarq) and share-based compensation expense (due to the accelerated vesting of certain employee’s equity grants upon the acquisition of Embarq).  Such increases were partially offset by a $9.5 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and a $6.9 million decrease due to the favorable resolution of certain transaction tax audit issues.

Depreciation and amortization increased $223.3 million primarily due to $250.1 million of depreciation and amortization attributable to Embarq (including $56.6 million of amortization expense related to the customer list and other intangible assets).  The remaining $26.8 million decrease was primarily due to a $39.7 million decrease in depreciation expense resulting from a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting (see Note 12) and due to certain assets becoming fully depreciated.  Such decreases were partially offset by a $14.3 million increase due to higher levels of plant in service.

Interest Expense

Interest expense increased $88.6 million in the first nine months of 2009 compared to the first nine months of 2008 primarily due to $96.3 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.  The remaining $7.7 million decrease is primarily attributable to a $6.0 million decrease in interest expense due to favorable resolution of certain transaction tax audit issues.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $15.2 million for the first nine months of 2009 compared to $26.4 million for the first nine months of 2008. Included in the first nine months of 2009 is an $8.0 million pre-tax charge associated with our $800 million bridge credit facility (see Note 2 for additional information).  Included in the first nine months of 2008 is (i) a pre-tax gain of $4.5 million upon the liquidation of our investments in marketable securities in our SERP trust, (ii) a pre-tax gain of approximately $7.3 million from the sale of certain nonoperating investments, and (iii) and a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.  Our share of income from our 49% interest in a cellular partnership increased $7.1 million in the first nine months of 2009 compared to the first nine months of 2008.

Income Tax Expense

Our effective income tax rate was 39.3% and 37.0% for the nine months ended September 30, 2009 and September 30, 2008, respectively.  The lump sum distributions attributable to certain executive officers that were made in the first quarter of 2009 in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 5) are currently being reflected as non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  However, due to the consummation of the Embarq acquisition on July 1, 2009, we believe the payments could potentially be deductible.  We have requested a Private Letter Ruling from the Internal Revenue Service in relation to the treatment of these distributions.   If a favorable ruling is received, the distributions will be treated as deductible and the income tax benefit will be recognized in the period such ruling is received.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2009 effective tax rate is also higher because a portion of our merger-related transaction costs incurred during the first nine months of 2009 are non-deductible for income tax purposes (with such treatment resulting in a $6.9 million increase to income tax expense).  Such increases in income tax expense were partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

Other Matters

We currently expect our 2010 operating results to be negatively impacted by a reduction in Universal Service Fund receipts.  In addition, a wireless carrier has notified us of its intention to migrate a portion of its network traffic from us in 2010.  We currently expect these items will negatively impact diluted earnings per share for 2010 by $.12 to $.15 per share.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our dividend payments and our operating and capital expenditures.  During the last few months of 2008, we borrowed against our long-term revolving credit facility and held excess cash to provide us flexibility in the challenging economic environment.  As a result, our working capital position was positive as of December 31, 2008.  Our cash and cash equivalents balance as of September 30, 2009 increased substantially due to cash proceeds we received in late September 2009 from the issuance of long-term debt (as more fully described below).  Such cash proceeds were used to repurchase debt in October 2009.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $961.8 million during the first nine months of 2009 compared to $667.2 million during the first nine months of 2008.  Payments for income taxes decreased to $126.7 million during the first nine months of 2009 from $172.1 million during the first nine months of 2008 due to overpayments of 2008 taxes that enabled us to lower our first quarter 2009 estimated tax payments. Lump sum distributions paid under our frozen supplemental executive retirement plan upon the discontinuance of such plan and under change of control provisions triggered upon the acquisition of Embarq were paid in 2009 and aggregated approximately $54 million.  We also contributed $115 million to the legacy Embarq pension plan during the third quarter of 2009.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $337.2 million and $286.8 million for the nine months ended September 30, 2009 and 2008, respectively.  Payments for property, plant and equipment were $417.1 million in the first nine months of 2009 (which includes $185 million of capital expenditures attributable to the Embarq operations subsequent to our July 1, 2009 acquisition of Embarq) and $185.0 million in the first nine month of 2008.  Capital expenditures for the first nine months of 2009 include approximately $47.0 million of one-time capital expenditures related to the integration of Embarq.  Based on current plans and information, our budgeted capital expenditures for the fourth quarter of 2009 are expected to be between $280-300 million.

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

On July 1, 2009, we consummated the acquisition of Embarq Corporation by issuing approximately $6.0 billion of CenturyTel common stock (valued as of June 30, 2009). We financed our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyTel’s and Embarq’s existing revolving credit facilities.  We acquired $76.9 million of cash in connection with our acquisition of Embarq.

Net cash used in financing activities was $336.7 million during the first nine months of 2009 compared to $155.9 million during the first nine months of 2008.  We made $626.6 million of debt payments (substantially all of which related to our revolving credit facility) in the first nine months of 2009 primarily from cash on hand.  In the first nine months of 2008, we paid our $240 million Series F Senior Notes at maturity primarily using borrowings from our credit facility.  In September 2009, we received net proceeds of $644.4 million from the issuance of $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes.  In October 2009, the proceeds from these note offerings, along with additional borrowings under our existing credit facility, were used to buy back an aggregate of $746.1 million of CenturyTel, Inc. and Embarq existing indebtedness (see Note 6 for additional information).  In accordance with previously announced stock repurchase programs, we repurchased 9.6 million shares (for $345.5 million) in the first nine months of 2008.  We suspended our share repurchase program pending completion of our acquisition of Embarq.

In June 2008, our Board of Directors (i) increased our annual cash dividend to $2.80 from $.27 per share and (ii) declared a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. Based on current circumstances, we intend to continue our current dividend practice, subject to our intention to maintain investment grade credit ratings on our senior debt and any other factors that our Board in its discretion deems relevant.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” below for additional information concerning the termination of these derivatives.

During 2008, CenturyTel suffered a substantial loss on its pension plan assets.  The pension plan we assumed in our acquisition of Embarq was substantially underfunded as of the acquisition date.  If this underfunded status continues, we may be required to contribute additional funds to our pension plan in the near future.  For further information, see Part I, Item 3, of this report.

As previously announced, Embarq amended its credit facility to enable the facility to remain in place as an $800 million unsecured revolving credit facility after the completion of the merger through May 2011.  See Note 2 for additional information.

Subsequent to the Embarq acquisition, we have available two revolving credit facilities, (i) a five-year, $728 million revolving credit facility of CenturyTel which expires in December 2011 and (ii) an $800 million unsecured revolving credit facility of Embarq which expires in May 2011.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of October 31, 2009, we had approximately $281.5 million outstanding under our credit facilities (all of which relates to CenturyTel’s facility) and no amounts outstanding under our commercial paper program.

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

In connection with our Embarq acquisition, Embarq’s existing long-term debt as of the acquisition date was valued at its estimated fair value.  At September 30, 2009, we estimated the fair value of our long-term debt to be $8.7 billion based on the overall weighted average rate of our debt of 7.3% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  As of September 30, 2009, all of our long-term debt obligations were fixed rate.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 73 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately an $382.3 million decrease in fair value of our fixed-rate long-term debt at September 30, 2009, but would have no impact on our results of operations or cash flows.    A 100 basis point change in variable interest rates would have had a pre-tax impact of approximately $2.2 million on our results of operations and cash flows for the nine months ended September 30, 2009, but would have no impact on the fair value of our long-term variable-rate debt.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of September 30, 2009, we had no derivative instruments outstanding.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  While our pension plan asset returns have been positive for the first nine months of 2009, the loss on our incumbent pension plan assets was approximately 28% for 2008.  If our actual return on plan assets continues to be significantly lower than our expected return assumption, our net periodic pension expense will increase in the future and we may be required to contribute additional funds to our pension plans in the near future.  The pension plan we assumed in our acquisition of Embarq was substantially underfunded as of the acquisition date.  During the third quarter of 2009, we contributed $115 million to the Embarq pension plan.  Such plan may require a significant amount of additional funding in the near future.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of September 30, 2009.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  On July 1, 2009, we completed the acquisition of Embarq.  We have extended our internal control oversight and monitoring processes to include Embarq’s operations.  Except for the extension of such processes to Embarq operations, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

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

To date, our operations and liquidity have not been materially impacted by recent weaknesses in the credit markets; however, these weaknesses may negatively impact our operations in the future if overall borrowing rates increase.  In addition, if the economy and credit markets continue to remain weak, it may impact our ability to collect receivables from our customers and other communications companies.  This weakness may also cause our customers to reduce or terminate their receipt of service offerings from us.  Economic weakness could also negatively affect our vendors.  Such events would negatively impact our results of operations.  We cannot predict with certainty the impact to us of any further deterioration or weakness in the overall economy and credit markets.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  Should our actual return on plan assets continue to be significantly lower than our expected return assumption, our net periodic pension expense and our required cash contribution to our pension plan will increase in future periods.  Such events would negatively impact our results of operations and cash flow.

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

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2008, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less intrastate revenues in recent years due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail and other optional calling services).  We believe that our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

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

Recently, we broadened our services and products by offering satellite television as part of our bundled product and service offerings.  Our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future, including new offerings exploiting the 700 MHz spectrum that we purchased in 2008.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  Moreover, our new product or service offerings could be constrained by intellectual property rights held by others, or could subject us to the risk of infringement claims brought against us by others.  For these and other reasons, we cannot assure you that our recent or future diversification efforts will be successful.

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

Following our acquisition of Embarq, we may continue to expand our operations through additional acquisitions and new product and service offerings, some of which involve complex technical, engineering, and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls.  We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Network disruptions or system failures could adversely affect our operating results and financial condition.

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

▪	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

▪	capacity limitations

▪	software and hardware defects or malfunctions

▪	breaches of security, including sabotage, tampering, computer viruses and break-ins, and

▪	other disruptions that are beyond our control.

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

We may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services.  If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new IP-based products and services, including VoIP, or other new offerings may be restricted, made more costly or delayed.  Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering voice or integrated communications services.  Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines and revenues or otherwise adversely affect our business and profitability.

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

We expect to continue to incur substantial expenses in connection with integrating the business, policies, procedures, operations, technologies and systems of Embarq with ours.  There are a large number of systems that still must be integrated, including management information, purchasing, accounting and finance, sales, billing, payroll and benefits, fixed asset and lease administration systems and regulatory compliance.  In addition, we expect to continue to incur integration costs related to employee severance programs and branding initiatives associated with changing the trade name to CenturyLink.  As explained in our other recent reports filed with the Securities and Exchange Commission, there are a number of factors beyond our control that could affect the total amount or timing of our expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses.  These integration expenses likely will result in us continuing to take significant charges against earnings in future quarters, but the amount and timing of such charges are uncertain at present.

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

▪
the inability to successfully combine our legacy business and Embarq’s business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

▪	lost revenues or opportunities as a result of current or potential customers or strategic partners of either of the two companies deciding to delay or forego business with the combined company;

▪	complexities associated with managing the combined businesses;

▪	integrating personnel from the two predecessor companies while maintaining focus on providing consistent, high quality products and customer service;

▪	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

▪	performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.

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

Upon completion of the merger, we changed our brand name to CenturyLink, although we will not formally change our name until we receive shareholder approval in 2010.  We will incur substantial capital and operating costs in rebranding our products and services.  There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

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

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed risks arising under its tax sharing agreement with Sprint Nextel Corporation, its retiree benefit litigation, and various environmental claims.  Embarq also remains responsible for benefits under its existing qualified defined benefit pension plan, which as of the July 1, 2009 acquisition date was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.  Additional information regarding these risks is available in the periodic reports filed by Embarq with the Securities and Exchange Commission through the date of the merger, as well as Note 11.

Risks Related to Our Regulatory Environment

Our revenues could be materially reduced or our expenses materially increased by changes in state or federal regulations.

The majority of our revenues are substantially dependent upon regulations which, if changed, could result in material revenue reductions.  Laws and regulations applicable to us and our competitors have been and are likely to continue to be subject to ongoing changes and court challenges, which could also affect our revenues.

Risk of loss or reduction of network access charge revenues or support fund payments.  A significant portion of our revenues are derived from access charge revenues that are paid to us by long distance carriers based largely on rates set by federal and state regulatory bodies.  Interexchange carriers have filed complaints in several of our operating states requesting lower intrastate access rates. Several state public service commissions are investigating intrastate access rates and the ultimate outcome and impact of such investigations are ongoing. Although in most instances state public service commissions have phased in intrastate access rate reductions over multiple years while providing the company an option to recover revenue reductions by increasing retail rates, there is no assurance that such commissions will continue to do so in the future.

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

On November 5, 2008, the FCC issued a document that, among other things, requested public comment on the USF reform proposal, including a draft proposal circulated by the previous FCC chairman designed to comprehensively redefine and reform the FCC’s intercarrier compensation rules and the federal USF rules.  The draft proposes to reduce intrastate and interstate access rates and local reciprocal compensation rates to levels substantially below those currently charged by us.  The draft also proposes changes to USF rules that would mandate broadband deployment, freeze the level of certain USF support payments, and expand various USF programs, the combined effect of which would adversely impact local exchange carriers by limiting the amount of USF revenues available to them and increasing their operating costs.  It is currently unclear what action the FCC may take with respect to the draft proposals.  Adoption of the previous FCC chairman’s original proposal could result in a material adverse impact on the results of our operations.

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

In connection with executing our business strategies, we expect to continue to evaluate the possibility of acquiring additional communications assets, and we may elect to finance future acquisitions by incurring additional indebtedness.  Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings, including capital necessary to finance any new offerings exploiting the 700 MHz spectrum that we purchased in 2008.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit ratings could be adversely affected.  As a result, our borrowing costs would likely increase, our access to capital may be adversely affected and our ability to satisfy our obligations under our indebtedness could be adversely affected.

We have a significant amount of goodwill on our balance sheet.  If our goodwill becomes impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.

Under generally accepted accounting principles, goodwill is not amortized but instead is reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable.  If our goodwill is determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

        We cannot assure you that we will be able to continue paying dividends at the current rate.

We plan to continue our current dividend practices.  However, you should be aware that these practices are subject to change for reasons that may include any of the following factors:

▪	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

▪	while our dividend practices involve the distribution of a substantial portion of our cash available to pay dividends, our board of directors could change its practices at any time;

▪	the actual amounts of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of our board of directors;

▪	the effects of regulatory reform, including any changes to intercarrier compensation and the Universal Service Fund rules;

▪	our ability to maintain investment grade credit ratings on our senior debt;

▪
the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

▪	the amount of dividends that we may distribute is subject to restrictions under Louisiana law.

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

In August 2007, our Board of Directors authorized a $750 million share repurchase program which expired on August 31, 2009. Through the Fall of 2008, we had repurchased approximately 13.2 million shares for $503.9 million under this program.  In the Fall of 2008, we suspended repurchases pending completion of the Embarq merger, which we completed on July 1, 2009.  We did not purchase any additional shares under this program between July 1, 2009 and the expiration of the program on August 31, 2009.

During the third quarter of 2009, we withheld 129,875 shares of stock at an average price of $30.71 per share to pay taxes due upon vesting of restricted stock and restricted stock units for certain of our employees.

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

3.3
Corporate Governance Guidelines of CenturyTel, Inc., as amended through August 24, 2009 (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed by CenturyTel, Inc. (File No. 1-7784) with the Securities and Exchange Commission on August 31, 2009).

3.4
Charter of the Nominating and Corporate Governance Committee of the Board of Directors of CenturyTel, Inc., as amended through July 1, 2009 (incorporated by reference to Exhibit 3.4 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

4.1
$750 Million Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel, Inc. and the lenders named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

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

4.3	Instruments relating to CenturyTel’s public senior debt.

a.
Indenture dated as of March 31, 1994 between CenturyTel and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3, Registration No. 33-52915).

b.	Form of CenturyTel’s 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K for the year ended December 31, 1995).

c.	Form of CenturyTel’s 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 1997).

d.	Form of 8.375% Senior Notes, Series H, Due 2010, issued October 19, 2000 (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

e.	Form of CenturyTel’s 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4, File No. 333-100480).

f.
Third Supplemental Indenture dated as of February 14, 2005 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).

g.	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.2(f)).

h.
Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).

i.	Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.2(h)).

j.
Fifth Supplemental Indenture dated as of September 21, 2009 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 21, 2009).

k.	Form of 7.60% Senior Notes, Series P, due 2019 and 6.15% Senior Notes, Series Q, due 2019 (included in Exhibit 4.3(j)).

10.1	Qualified Employee Benefit Plans of CenturyTel, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

a.
CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

b.
CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

c.
CenturyTel Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated October 24, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated June 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.2	Stock-based Incentive Plans and Agreements of CenturyTel, Inc.

a.
1983 Restricted Stock Plan, as amended and restated through May 28, 2009 (incorporated by reference to Exhibit 10.2(a) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

b.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors on such date who remain on the Board as of the date hereof (incorporated by reference to Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

c.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors who retired on July 1, 2009 (incorporated by reference to Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

d.
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and each of its outside directors named to the Board on July 1, 2009 (incorporated by reference to Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

e.
Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and William A. Owens in payment of Mr. Owens’ 2009 supplemental chairman’s fees (incorporated by reference to Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.3
Amended and Restated CenturyTel 2001 Employee Stock Purchase Plan, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.4
Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

10.5
Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its officers as of July 1, 2009 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.6	Certain Material Agreements and Plans of Embarq Corporation.

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

m.
Form of 2006 Award Agreement between Embarq Corporation and Richard A. Gephardt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on August 1, 2006), as amended by the amendment thereto dated June 26, 2009 (incorporated by reference to Exhibit 10.6 (m) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

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

11*	Computations of Earnings Per Share.

21	Subsidiaries of CenturyTel, Inc. (incorporated by reference to Exhibit 21 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

31.1*	Certification of the Chief Executive Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyTel, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Exhibit filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyTel, Inc.

Date: November 9, 2009	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)