Form 10-K
period 2009-12-31
CENTURYTEL INC
filed 2010-03-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $2.4 billion as of June 30, 2009.  As of February 26, 2010, there were 299,570,335 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2010 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

All references herein to “we”, “us”, “our” or “CenturyTel” refer to CenturyTel, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after July 1, 2009 (except as otherwise stated herein), Embarq Corporation and its subsidiaries, which we acquired on July 1, 2009.  All references to “Notes” herein refer to the Notes to the Financial Statements included in Item 8 of this Annual Report on Form 10-K.

PART I

Item 1.	Business

On July 1, 2009, CenturyTel, Inc. acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  Any references to results of operations, financial condition or subscriber data in this Annual Report on Form 10-K include Embarq’s results or subscriber information after July 1, 2009 only.  Due to the significant size of Embarq, direct comparisons of our results of operations or subscriber data with prior periods are less meaningful.  For additional information on our Embarq acquisition, see “Embarq acquisition” below.

General.    CenturyTel, Inc., together with its subsidiaries, is an integrated communications company engaged primarily in providing an array of communications services, including local and long distance voice, wholesale local network access, high-speed Internet access, other data services and video services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide a complete offering of integrated communications services.  We primarily conduct our operations in 33 states located within the continental United States.

At December 31, 2009, our incumbent local exchange telephone subsidiaries operated approximately 7.0 million telephone access lines in 33 states, with over 75% of these lines located in Florida, North Carolina, Missouri, Nevada, Ohio, Wisconsin, Texas, Pennsylvania, Virginia and Alabama.  According to published sources, we are currently the fourth largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, competitive local exchange carrier service, security monitoring, pay telephone and other communications, professional and business information services in certain local and regional markets.

In recent years, we have expanded our product offerings to include satellite television services and wireless broadband services.   For additional information, see “Operations - Recent Product Developments” below.

For information on the amount of revenue derived by our various lines of services, see “Operations - Services” below and Item 7 of this annual report.

Embarq acquisition.  On July 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of October 26, 2008 (the “Merger Agreement”), we acquired Embarq through a merger transaction.  Embarq, which was spun-off from Sprint Nextel Corporation in 2006, became a wholly-owned subsidiary of CenturyTel.  As a result of the transaction, each outstanding share of Embarq common stock was converted into 1.37 shares of CenturyTel common stock, with cash paid in lieu of fractional shares.  We also assumed approximately $5.1 billion of Embarq’s indebtedness upon the consummation of the transaction.  As of the acquisition date, Embarq served approximately 5.4 million access lines and 1.5 million high-speed Internet customers located in 18 states.

See Item 1A, Risk Factors, for additional information concerning the acquisition of Embarq.  Additional information about Embarq is included elsewhere herein and in documents that it previously filed with the U.S. Securities and Exchange Commission (the “SEC”).  See “Where to find additional information” below.

Other recently completed acquisitions.    On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”) for approximately $322 million cash (including the effect of post-closing adjustments).  In connection with the acquisition, we also paid all of Madison River’s existing indebtedness (including accrued interest), which approximated $522 million.  At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states.

In June 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. (“KMC”) for approximately $75.5 million cash, which has enabled us to offer broadband and competitive local exchange services to customers in these markets.   During 2008, we sold the assets in six of these markets in two separate transactions.

In June 2003, we purchased a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas.  In a separate transaction,  in December 2003 we acquired additional fiber transport assets in Arkansas, Missouri and Illinois.  For additional information, see “Operations - Services - Fiber Transport and CLEC.”

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

Where to find additional information.    We make available all of our filings with the SEC (including Forms 10-K, 10-Q and 8-K) on our website (www.centurylink.com) as soon as reasonably practicable after we complete such filings with the SEC.  These documents may also be obtained from the SEC’s website at www.sec.gov.  You may obtain copies of Embarq’s previous filings with the SEC from our website or the SEC’s website.

We also make available on our website our Corporate Governance Guidelines, our corporate ethics and compliance program and the charters of our audit, compensation, risk evaluation, and nominating and corporate governance committees.  We will furnish printed copies of these materials free of charge upon the request of any shareholder.  If a provision of our corporate ethics and compliance program is amended, other than by a technical, administrative or other non-substantive amendment, or a waiver under this program is granted to a director or executive officer, we will post notice of such amendment or waiver on our website or disclose the amendment or waiver in a report on Form 8-K filed with the SEC.  Only our board of directors, or an authorized committee of the board, may consider a waiver of our corporate ethics and compliance program for a director or executive officer.

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations.  In addition, during 2009 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

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

Other.  As of December 31, 2009, we had approximately 20,200 employees, of which approximately 6,700 were members of 46 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America.   We believe that relations with our employees continue to be generally good.  Over the last several years, we announced reductions of our workforce primarily due to (i) progress made on our integration efforts from recent acquisitions (including the recently completed Embarq acquisition); (ii) increased competitive pressures and the loss of access lines over the last several years, and (iii) the elimination of certain customer service personnel due to reduced call volumes.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, our acquisition of Embarq on July 1, 2009 positioned us as the fourth largest local exchange telephone company in the United States, based on the approximately 7.0 million access lines we served at December 31, 2009, all of which are digitally switched.  “Access lines” are telephone lines that connect homes or businesses to the public switched telephone network.

Before the Embarq acquisition, (i) CenturyTel provided local exchange telephone services to predominantly rural areas and small to mid-size cities in 25 states and (ii) Embarq provided local exchange telephone services to a wide variety of markets in 18 states, including Las Vegas, Nevada, and surrounding areas of Orlando, Florida as well as the suburbs of several other large U.S. cities.  At the time of the acquisition, the average population density of CenturyTel’s and Embarq’s local exchange markets was 25 and 94 persons per square mile, respectively.  Although the services provided by each company prior to the acquisition were substantially similar, the merger resulted in several important changes to our operations, including:

●
providing services to an expanded number of densely-populated markets, which tend to afford consumers access to a greater range of competitive communications products than less dense markets and exposes the incumbent telephone service provider to higher levels of service terminations;

●	reducing the percentage of our total revenue derived from governmental support programs, which typically focus on disbursing payments to companies operating in less densely populated areas;

●
structuring our operations into five newly-configured operating regions in order to provide day-to-day decision making at the regional level as opposed to Embarq’s prior operating model which operated under a more centralized structure; and

●	offering certain services, such as inmate payphone services, that CenturyTel did not historically provide.

The following table lists additional information (rounded to the nearest thousand lines) regarding our access lines as of (i) December 31, 2009, which reflects the Embarq acquisition, and (ii) December 31, 2008, which pre-dates the Embarq acquisition.

	December 31, 2009		December 31, 2008 (1)
	Number of	Percent of	Number of	Percent of
State	access lines	access lines	access lines	access lines
Florida	1,352,000	19%	-	-%
North Carolina	1,071,000	15	13,000	*
Missouri	548,000	8	392,000	19
Nevada	523,000	7	-	*
Ohio	388,000	5	59,000	3
Wisconsin (2)	343,000	5	368,000	18
Texas	303,000	4	32,000	2
Pennsylvania	271,000	4	-	-
Virginia	260,000	4	-	-
Alabama	254,000	4	274,000	13
Washington	200,000	3	147,000	7
Indiana	186,000	3	4,000	*
Arkansas	182,000	3	199,000	10
Tennessee	176,000	2	22,000	1
New Jersey	145,000	2	-	-
Minnesota	144,000	2	25,000	1
Oregon	109,000	2	62,000	3
All other states (3)	584,000	8	428,000	21
	7,039,000	100%	2,025,000	100%
*        Represents less than 1% of access lines.
(1)     Access line counts for 2008 reflect line count methodology adjustments to standardize legacy CenturyTel and Embarq line counts.
(2)     As of December 31, 2009 and 2008, approximately 45,000 and 48,000, respectively, of these lines were owned and operated by our 89%-owned affiliate.
(3)     Includes all of the remaining 16 states in which we operate, each of which has less than 100,000 access lines served.

The following table summarizes certain information related to our customer base, operating revenues and capital expenditures for the past five years.  The 2009 information includes the Embarq operations we acquired on July 1, 2009.  The 2009, 2008 and 2007 information includes the Madison River properties we acquired on April 30, 2007.  All periods reflect access line count methodology adjustments to standardize legacy CenturyTel and Embarq line counts.

	Year ended or as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Access lines	7,039,000	2,025,000	2,135,000	2,094,000	2,214,000
% Residential	68%	73	73	74	75
% Business	32%	27	27	26	25
Internet customers	2,259,000	683,000	623,000	459,000	357,000
% High-speed Internet service	99%	94	89	80	70
% Dial-up service	1%	6	11	20	30

Operating revenues	$4,974,239	2,599,747	2,656,241	2,447,730	2,479,252
Capital expenditures	$754,544	286,817	326,045	314,071	414,872

As discussed further below, during the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  To mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (“FCC”) or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products to new customers.  See “Services” and “Regulation and Competition” for additional information.

Services

We derive revenue from providing (i) local exchange and long distance voice telephone services, (ii) wholesale local network access services, (iii) data services, including high-speed Internet services, as well as special access and private line services, (iv) fiber transport, competitive local exchange and security monitoring services and (v) other related services. The following table reflects the percentage of operating revenues derived from each of these services:

	2009	2008	2007

Voice	36.7%	33.6	33.5
Network access	25.5	31.6	35.4
Data	24.2	20.2	17.4
Fiber transport and CLEC	3.5	6.2	6.0
Other	10.1	8.4	7.7
	100.0%	100.0	100.0

Voice.  We offer local calling service to residential and business customers within our local service areas, generally for a fixed monthly charge.  While we have achieved significant pricing deregulation over time, the maximum amount that we can charge a customer for local calling services is still largely governed by state and federal regulatory authorities and by our competitors.  We offer a number of enhanced voice services (such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting) to our local exchange customers for an additional monthly fee.  At December 31, 2009, over 65% of both our business and residential customers subscribed to one or more enhanced services.  We also offer long distance services to our customers based on either usage or pursuant to flat-rate calling plans.  Several Embarq markets currently offer long distance voice services through a wholesale arrangement with Sprint Nextel.  We expect to transition such services to our owned networks during the next few years.  We anticipate that most of our long distance service will continue to be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

Total access lines declined 380,000 during 2009 (excluding access lines we acquired from Embarq on July 1, 2009 but including access lines lost in Embarq’s markets following such acquisition) compared to a decline of 136,800 during 2008.  We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Over the last few years, our recently-acquired Embarq markets have experienced higher rates of access line losses than our incumbent markets due principally to such markets being more densely-populated and competitive.  Our legacy CenturyTel access lines declined 6.6% in 2009 and 5.9% in 2008 while the legacy Embarq access lines declined 9.5% in 2009 and 9.7% in 2008.  Based on our current retention initiatives, we estimate that our combined access line loss will be between 7.5% and 8.5% in 2010.

Network access.  We derive our network access revenues primarily from (i) providing wholesale services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions; (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms (see “Regulation and Competition Relating to Incumbent Local Exchange Operations” below), (iii) receiving reciprocal compensation from competitive local exchange carriers (“CLECs”) and wireless service providers for terminating their calls on our networks and (iv) offering certain network facilities and related services to CLECs.  Our revenues for switched access services depend primarily on the level of call volumes.

Substantially all of our interstate network access revenues are based on tariffed access charges prescribed by the FCC.  Certain of our intrastate network access revenues are derived through access charges that we bill to intrastate long distance carriers and other LEC customers. Such intrastate network access charges are based on tariffed access charges, which are subject to state regulatory commission approval. Additionally, certain of our intrastate network access revenues, along with intrastate and intra-LATA (Local Access and Transport Areas) long distance revenues, are derived through revenue sharing arrangements with other LECs.

Pursuant to the Telecommunications Act of 1996, we offer certain network facilities to CLEC’s on a resale or unbundled basis and allow them to collocate certain of their equipment in our central offices.  The FCC sets general guidelines for pricing of resale, unbundled network elements and collocation agreements, while the state regulatory authorities approve the actual prices charged.

Data.  We derive our data revenues primarily from monthly recurring charges for providing high-speed Internet access services and data transmission services over special circuits and private lines.   CenturyTel began offering traditional dial-up Internet access services to its telephone customers in 1995.  In late 1999, CenturyTel began offering high-speed Internet access services, a broadband data service.  At December 31, 2009, approximately 89% of our access lines were broadband-enabled and we provided high-speed Internet access services to over 2.2 million customers.  During 2009, we added approximately 1.591 million high-speed Internet customers, which includes approximately 1.465 million we acquired in connection with our acquisition of Embarq.

We offer a range of data services to businesses, long distance carriers, wireless carriers and CLECs.  Our most significant data service is special access, which consists of providing dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless carriers’ cell towers to mobile switching centers or business customers to our network.  Although the traffic handled through special access facilities may include voice as well as data, we report revenues associated with special access as data revenue.

Fiber transport and CLEC.  Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier and security monitoring businesses.

In late 2000, CenturyTel began offering competitive local exchange telephone services as part of a bundled service offering to small to medium-sized businesses in Monroe and Shreveport, Louisiana.  In February 2002, we purchased the fiber network and customer base of KMC’s operations in Monroe and Shreveport, Louisiana and in June 2005, we purchased the fiber assets in 16 metropolitan markets from KMC.  As part of our plan to focus our efforts on the CLEC markets with the most promise, in mid-2008 we sold the assets in six of our CLEC markets to other communications companies in two separate transactions.  At December 31, 2009, our competitive local exchange operations provided service over 800 miles of fiber.

Under the name “LightCore”, we sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2009, nearly 10,300 miles of fiber in the central United States.  CenturyTel began its fiber transport business during 2001, when we began selling capacity over a 700-mile fiber optic ring that we constructed in southern and central Michigan.  In June 2003, we acquired the assets of Digital Teleport, Inc., a regional communications company providing wholesale data transport services to other communications carriers over its fiber optic network located in Missouri, Arkansas, Oklahoma and Kansas.  We have used the network to sell services to new and existing customers and to reduce our reliance on third party transport providers.  In addition, in December 2003, we acquired additional fiber transport assets in Arkansas, Missouri and Illinois from Level 3 Communications, Inc. to provide services similar to those described above.

In addition to the above-described fiber network, in connection with our 2007 acquisition of Madison River, we acquired ownership in a 2,100 route mile fiber network located in six states which has enabled us to expand our fiber network business and further reduce our reliance on third-party transport providers.

We offer 24-hour security and fire monitoring services to approximately 10,900 customers in select markets in Louisiana, Arkansas, Mississippi, Texas and Ohio.

Other.  We derive our “other revenues” principally by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring to our business customers, (ii) providing payphone services primarily within our local service territories and at various state and county correctional facilities around the country, (iii) participating in the publication of local telephone directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses, (iv) providing network database services and (v) offering our new services described below under the heading “Recent Product Developments”.  We also provide printing, direct mail services and cable television services.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz (“MHz”) wireless spectrum.  We expect to complete our planning regarding the use of this spectrum in the first half of 2010 and to begin our trial phase in late 2010 or early 2011.  Based on our planning, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that simple data devices are not expected to be commercially available until later this year and more complex, integrated voice and data devices such as smartphones are not expected to be available until 2012, we do not expect to deploy network equipment, other than trial equipment, in 2010.

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

Recent Product Developments

Since 2005, CenturyTel, in conjunction with DISH Network Corporation (“DISH”), has offered satellite television service to households in substantially all of its local exchange service areas.  Effective January 1, 2007, we changed our relationship with DISH from a revenue sharing arrangement to an agency relationship.  Embarq also has an existing sales agency relationship with DirecTV for certain business customers and with DISH for residential customers.  In late 2005, we initiated our switched digital television service in the LaCrosse, Wisconsin market and, in October 2007, we commenced a second switched digital video service offering in our Columbia, Missouri market.  We also recently launched switched digital video service in Jefferson City, Missouri, a legacy Embarq market.

We also offer wireless broadband Internet services in select locations in certain markets in 14 states.

Federal Financing Programs

Some of our telephone subsidiaries receive long-term financing from the Rural Utilities Service (“RUS”), a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates.  For additional information regarding our financing, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

Subsequent to our acquisition of Embarq on July 1, 2009, we changed our trade name to “CenturyLink” and have used this name in our recent marketing and advertising efforts.  We plan to change the legal name of the corporation to “CenturyLink, Inc.” in May 2010 upon approval of the name change by our shareholders.  In addition, we currently sell fiber capacity on our networks under the brand name “LightCore” and our satellite television service is offered on a co-branded basis under the “DISH Network” or “DirecTV” name.  We expect to discontinue the LightCore brand name in the near future and transition that brand name to CenturyLink.

We maintain local offices in most of the larger population centers within our service territories.  These offices provide sales and customer support services in the community.  We also rely on our call center personnel to promote sales of services that meet the needs of our customers.  Our strategy is to enhance our communications services by offering comprehensive bundling of services and deploying new technologies to build upon the strong reputation we enjoy in our markets and to further enhance customer loyalty.

Our consumer marketing approach emphasizes customer-oriented sales, marketing and service with a local presence.  We market our products and services primarily through direct sales representatives, local retail stores, telemarketing and third parties.  We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events.  Our business marketing approach includes a commitment to deliver communications solutions that meet existing and future business customer needs through bundles of services and integrated service offerings, focusing on end-to-end customers’ communications solutions from small businesses to large enterprise customers.

Network Architecture

Our local exchange carrier networks consist of central office hosts and remote sites, all with advanced digital switches (primarily manufactured by Nortel and Siemens) and operating with licensed software.  Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers.  As of December 31, 2009, we maintained over 594,000 miles of copper plant and approximately 67,000 miles of fiber optic plant in our local exchange networks.  Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.  Most of our long distance service is provided through reselling arrangements with other long distance carriers, with the balance being provided directly through CenturyTel’s own switches and network equipment.  We are currently transitioning Embarq’s legacy long distance traffic to our owned networks.

In our markets, high-speed Internet-enabled technologies are being deployed to provide significant broadband capacity to our customers.  We continue to remove network impediments to offer high-speed Internet service to more customers.  At the end of 2009, approximately 89% of our access lines were capable of providing high-speed Internet service to our customers.

We also maintain networks in connection with providing fiber transport and CLEC services.  For additional information on these networks, see “Services - Fiber Transport and CLEC.”

Rapid and significant changes in technology are expected in the communications industry.  Our future success will depend, in part, on our ability to anticipate and adapt to technological changes.

Regulation and Competition Relating to Incumbent Local Exchange Operations

Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories.  (These LECs are sometimes referred to below as “incumbent LECs” or “ILECs”).  Consequently, most of our intrastate telephone operations have been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and our interstate operations have been regulated by the FCC under the Communications Act of 1934.  As we discuss in greater detail below, passage of the 1996 Act, coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We anticipate that these trends toward reduced regulation and increased competition will continue.

The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us.  Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could substantially change the manner in which the communications industry operates.  Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time.  The impact of regulatory changes in the communications industry could have a substantial impact on our operations.  See Item 1A of this annual report below.

State regulation.  The local service rates and intrastate access charges of substantially all of our telephone subsidiaries are regulated by state regulatory commissions which typically have the power to grant and revoke certifications authorizing companies to provide communications services.  State commissions traditionally regulated pricing through “rate of return” regulation that focused on authorized levels of earnings by LECs.  Only a few states (representing a small portion of our access lines) continue to regulate us in this manner.  In recent years, state legislatures and regulatory commissions in most of the 33 states in which our telephone subsidiaries operate have either reduced the regulation of ILECs or have announced their intention to do so, and we expect this trend will continue.  In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for local services, but relieve us from the requirement to meet certain earnings tests.  Moreover, in a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand alone basic residential service.  Additionally, in most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification, and for bundled services that include local voice service.

For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “Developments Affecting Competition.”

As an ILEC, we generally face carrier of last resort obligations which include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs.  In competitively-bid situations, such as newly constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to exclusively tie service to homeowners’ association fees or choose not to provide service to customers who are poor credit risks or whom they believe would be uneconomic to serve.  Strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return. A few of our states provide relief from such obligations under certain circumstances, relieving us of the duty to build facilities, typically in developments served by alternative providers with exclusive service arrangements. Additionally, we are seeking regulatory approval in targeted circumstances to deploy service using less costly alternative technologies, such as fixed wireless, and seeking to share the cost of constructing networks with those customers. Currently, in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs.

At the state level, we are responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access rate levels in Minnesota, Missouri, Ohio, Pennsylvania, North Carolina, Wisconsin, and Virginia. Although outcomes cannot be determined at this time, we believe our intrastate switched access rate levels are appropriate and we plan to vigorously defend them. If we are required to reduce our intrastate switched access rates as a result of any of these complaints, we will seek to recover displaced switched access revenues from state universal service funds or other services; however, the amount of such recovery, if any, is not assured.

Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures, (iii) require LECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit LECs’ ability to borrow and establish asset liens and (v) impose various other service standards.

Federal regulation. Our telephone subsidiaries are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the 1996 Act, which amended the Communications Act to promote competition.

The FCC regulates interstate services provided by our telephone subsidiaries primarily by regulating the interstate access charges that we bill to long distance companies and other communications companies for use of our network in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.  In addition, the FCC has responsibility for maintaining and administering the federal Universal Service Fund.  LECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses.  The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.  On July 1, 2009, we converted substantially all of our remaining rate-of-return study areas to price cap regulation.  In addition, all of the properties we acquired from Embarq operate under price cap regulation.

The FCC has a proceeding underway that would review the state of the special access market and current pricing flexibility and price cap policies applicable to ILECs’ marketing of special access services.  The FCC is also reviewing requests by some other carriers to order reductions in some or all ILECs’ rates for special access services.  It is uncertain whether or how the FCC might order changes in how special access services are regulated, or in the rates ILECs are able to charge for them.  If the FCC were to adopt significant changes in regulations affecting special access services, the proceeding could have a significant impact on our provision and pricing of special access services.

Beginning in 2003, the FCC initiated broad intercarrier compensation proceedings designed to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or transiting telecommunications traffic.  In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation.  Broad industry negotiations have taken place with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments.  The ultimate outcome of the FCC’s intercarrier compensation proceedings could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the federal Universal Service Fund (the “USF”).

The American Recovery and Reinvestment Act of 2009 (the “Recovery Act”) was signed into law in February 2009.  As part of the Recovery Act, the FCC is required to present a National Broadband Plan (the “Plan”) to Congress. We expect issues such as universal service and intercarrier compensation reform will be incorporated into the Plan. The FCC is expected to deliver a Plan recommendation to Congress by the end of the first quarter of 2010.  We anticipate that the FCC’s Plan will propose significant changes while also seeking additional comment on a variety of issues ranging from universal service funding for broadband to open network requirements for providers.  Until the FCC’s proceedings conclude and the changes, if any, to the existing rules, including rules applicable to intercarrier compensation and USF, are established, we cannot estimate the impact these proceedings will have on our results of operations.   The impact of regulatory change, including those involving intercarrier compensation and USF, could have a substantial impact on our operations.

The Recovery Act also includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies.  The programs implemented by the two agencies are expected to provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives.  This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums.  To date we have not applied for funding under the Recovery Act programs; however, we continue to evaluate all opportunities for our business.  The participation of other parties could lead to some overbuilding of our networks by competitors in selected areas which may increase our marketing costs and decrease our revenues in those areas.  We cannot estimate the impact these programs may have on our operations.

We have been working with other midsize carriers to develop proposals that would advance universal broadband deployment while reforming intercarrier compensation and universal service funding at the same time.  In December 2009, we and other midsize carriers submitted a proposal to the FCC designed to significantly expand high-speed Internet access in rural America, in support of the FCC’s broadband deployment goals, while paving the way for more fundamental reforms in the future.  The proposal includes reducing terminating switched access and reciprocal compensation rates while eliminating loopholes and regulatory arbitrage opportunities.  Under this plan, a significant portion of displaced revenue would be replaced with explicit, predictable support funding to increase carriers’ ability to attract private investment capital needed for increased broadband deployment.  We plan to continue to work with other like-minded carriers to advocate for regulatory outcomes that promote broadband deployment while also reforming intercarrier compensation and universal service fund support.  We cannot predict what part, if any, of such proposals and advocacy will ultimately be adopted.

Our operations and those of all communications carriers also may be impacted by legislation and regulation imposing new or greater obligations on us.  The most likely areas of impact include regulations or laws related to bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act, and laws governing local number portability and customer proprietary network information requirements.  These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

Universal service support funds, revenue sharing arrangements and related matters. A significant number of our telephone subsidiaries recover a portion of their costs from the federal USF and from similar state “universal support” mechanisms, which receive their funding from fees charged to interexchange carriers and LECs.  Disbursements from these programs traditionally have focused principally on allowing LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas.  However, use of universal service funding for other social policy goals continues to grow and to exert pressure on the size of the fund and the contribution rate.

The table below sets forth the amounts received by our telephone subsidiaries in 2009 and 2008 from federal and state universal service programs.  We anticipate that the percentage of our total 2010 operating revenues attributable to these programs will be lower than the percentages reflected below since it will reflect a full year of the combined operations of CenturyTel and Embarq (due to Embarq having historically received a substantially lower percentage of its revenues from these programs than has CenturyTel).

	Year ended December 31,
	2009		2008
		% of Total		% of Total
		2009		2008
	Amount	Operating	Amount	Operating
Universal Service Program	Received	Revenues	Received	Revenues
	(amounts in millions)

USF High Cost Loop Program	$145.3	2.9%	$151.7	5.8%
Other Federal Programs	163.0	3.3%	128.5	5.0%
Total Federal Receipts	308.3	6.2%	280.2	10.8%

State Programs	76.6	1.5%	39.7	1.5%
TOTAL	$384.9	7.7%	$319.9	12.3%

A significant portion of our payments have varied over time based on our average cost to serve customers compared to national cost averages.  Under the USF High Cost Loop program, which is the USF’s principal program, our payments from the USF will decrease if national average costs per loop increase at a rate greater than our average cost per loop.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop program (exclusive of USF revenues recognized during the last half of 2009 in connection with our Embarq acquisition) to decrease in 2009 when compared to 2008 payments to the same subsidiaries.  We anticipate that this trend will continue in 2010.  See Item 7 of Part II of this annual report for more information.

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

Universal service funds available to ILECs are currently available to local competitors that (i) certify they will serve all customers in a study area, (ii) offer nine core services, and (iii) qualify as an “eligible telecommunications carrier.”  Wireless and other competitive service providers continue to seek to qualify to receive USF funds.  This trend, coupled with changes in usage of telecommunications services, has placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  As a result of these developments, there is no assurance that sufficient funds will be available to provide funding to all eligible service providers.

Over the past few years, each of the FCC, Universal Service Administrative Company and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000, and in July 2009 we received a second subpoena requesting information about our participation in the E-rate program for Wisconsin schools and libraries since 2004.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and none of the audits completed to date has identified any material issues regarding our participation in the USF program.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.  We have complied with and are continuing to respond to all requests for information.

In late 2002, the FCC requested that the Federal-State Joint Board on Universal Service (“FSJB”) review various FCC rules governing high cost universal service, including rules regarding eligibility to receive payments in markets served by LECs and competitive carriers.   Since then, the FSJB recommended a comprehensive general review of the high-cost support mechanisms for rural and non-rural carriers and requested comments on the FCC’s current rules for the provision of high-cost support for rural companies, including comments on whether eligibility requirements should be amended in a manner that would adversely affect larger rural LECs such as us.

In 2004, the FCC mandated changes in the administration of the universal service programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created questions that these administrative changes could similarly delay the disbursement of funds to ILECs from the Universal Service High Cost Loop support program.  Congress has passed bills in recent years granting successive one-year exemptions from the federal law that impacted the E-rate program, including a bill extending the exemption through September 30, 2010.  Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

Several states in which we operate have established their own universal service programs.  In 2009, we received support totaling approximately $76.6 million from state universal service programs in 13 states, with the largest amounts received in Texas, Louisiana and Kansas.  Several states are currently reviewing their state universal service fund programs, which could change the support we receive.

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

Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services.  This trend is more pronounced among residential customers, which comprise 68% of our access line customers.  We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.  A vast majority of our access line customers are currently capable of receiving wireless services from at least one competitive service provider.  Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.  Moreover, the growing prevalence of electronic mail, text messaging, and similar digital communications continues to reduce the demand for traditional landline voice services.

The 1996 Act, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC’s network.  In addition, each incumbent LEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to all aspects of the ILEC’s network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the ILEC’s property, or provide virtual collocation if physical collocation is not practicable.  During 2003, the FCC released new rules outlining the obligations of incumbent LECs to lease to competitors elements of their circuit-switched networks on an unbundled basis at prices that substantially limited the profitability of these arrangements to incumbent LECs.  In response to successful judicial challenges to these rules, in 2005 the FCC released rules that required incumbent LECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition. These rules are further designed to remove ILECs’ unbundling obligations over time as competing carriers deploy their own networks and local exchange competition increases.

As a result of these regulatory, consumer and technological developments, ILECs also face competition from CLECs, particularly in densely populated areas.  CLECs provide competing services through reselling the ILECs’ local services, through use of the ILECs’ unbundled network elements or through their own facilities.  The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, particularly in Embarq’s legacy markets.  We anticipate that similar action may be taken by other competitors in the future, especially if all forms of federal support available to ILECs continue to remain available to these competitors.

As noted above, wireless and other competitive services providers have been increasingly aggressive in seeking and obtaining USF support funds.  This support is likely to encourage additional competitors to enter our high-cost service areas.

Technological developments have led to the development of new services that compete with traditional ILEC services.  Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  As of December 31, 2009, we believe that approximately 60% of our access lines faced competition from cable voice offerings.  Additionally, several large electric utilities have announced plans to offer communications services that compete with some ILECs.

Improvements in the quality of Voice over Internet Protocol (“VoIP”) service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers route calls partially or wholly over the Internet, without use of ILEC's circuit switches.  VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional ILECs.  These plans may also be priced competitively or below those prices currently charged for traditional local and long distance telephone services for several reasons, including lower operating costs and regulatory advantages.   In December 2003, the FCC initiated a rulemaking intended to address the effect of VoIP on intercarrier compensation, universal service and emergency services.  The FCC has not completed the rulemaking, but could address the treatment of VoIP traffic and services by concluding this proceeding or in combination with intercarrier compensation reform proceedings already underway.  To date, the FCC has adopted orders establishing broad guidelines for the regulation of such services, including (i) an April 2004 order that found a type of IP-telephony service using the public switched telephone network to be a regulated telecommunications service subject to interstate access charges, (ii) a November 2004 order that nomadic Internet-based services provided by Vonage Holdings Corporation should be subject to federal rather than state regulation and (iii) a June 2005 order requiring all VoIP service providers whose services are interconnected to the public switched telephone network to provide E-911 services to their customers.  There can be no assurance that the FCC will adopt an order addressing the treatment of VoIP, or that any such future order will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

Our industry has witnessed an increase in disputes about the intercarrier compensation rules applicable to various categories of traffic exchanged between carriers.  These disputes are subject to review by the FCC, state commissions and federal courts.  Rulings in such proceedings, whether or not we are a party, may influence our exposure to disputes about our wholesale charges or to claims against us for prior wholesale billings.  We cannot assure you that regulatory or court rulings on such issues will not have a material adverse effect on us or our industry.

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures.  As such, a growing number of companies are competing to serve the communications needs of the same customer base.   Several of these companies started offering full service bundles before us, which could give them an advantage in building customer loyalty.  Such activities will continue to place downward pressure on the demand for our access lines and/or pricing of our services.

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

As the telephone industry increasingly experiences competition, the size and resources of each respective competitor may increasingly influence its prospects.  Some companies currently providing or planning to provide competitive communication services have substantially greater financial and marketing resources than we do or own larger or more diverse networks than ours.  In addition, many of them are not subject to the same regulatory constraints we are.  Consequently, some competitors may be able to charge lower prices for their products and services, develop and expand their communications and network infrastructure more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements and devote greater resources to the marketing and sale of their products and services than we can.

Competition can harm us by causing us to lose customers, or by causing us to lower prices or increase our capital or operating expenses to retain customers.  Competing communications services, such as wireless, VoIP, electronic mail, text messaging and optional calling services, can also reduce usage of our network and thereby decrease our network access revenues.  Competition can also cause customers to reduce either usage of our services or switch to less profitable services, and could impede our ability to diversify into new lines of business dominated by incumbent providers.

We anticipate that the traditional operations of LECs will continue to be impacted by changes in regulation, technology, and consumer preferences affecting the ability of LECs to attract and retain customers and the capability of wireless companies, CLECs, cable television companies, VoIP providers, electric utilities and others to provide competitive LEC services. Competition relating to traditional LEC services has thus far affected large urban areas to a greater extent than less dense areas.

Exclusive of acquisitions, we expect our operating revenues in 2010 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering.

Regulation and Competition Relating to Other Operations

Long Distance Operations.  We offer intra-LATA, intrastate and interstate long distance services.  State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state.  Federal regulators have jurisdiction over interstate toll calls.  Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets.  Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality.  Traditionally, our principal competitors for providing long distance services were large national carriers, regional phone companies and dial-around resellers.  Increasingly, however, we have experienced competition from newer sources, including wireless companies offering attractively-priced calling plans.  Technological substitutions, including VoIP, text messaging and electronic mail, have further reduced demand for traditional long distance services.  To counter such competition, we now offer unlimited long distance calling plans.

Data Operations.  In connection with our data business, we face competition from Internet service providers, satellite companies and cable companies which use wired or wireless technologies to offer high-speed broadband services.  As of December 31, 2009, we believe approximately 80% of our local exchange markets are overlapped by cable systems offering data services competitive with ours.  Many of these competitors offer content or other features that we cannot match.   Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries, although recent FCC rule changes classifying our high-speed offering as an “information service” has helped reduce regulatory disparities.  Additionally, the federal broadband stimulus programs could result in greater competition in some of our markets.  These recent rule changes further provide companies the option to deregulate or detariff high-speed Internet services.  During 2006, all of CenturyTel’s and Embarq’s operating companies elected to either deregulate or detariff their high-speed Internet services, which decreased regulatory oversight and increased our retail pricing flexibility.

Fiber Transport Operations.  When our fiber transport networks are used to provide intrastate telecommunications services, we must comply with state requirements for telecommunications utilities, including state tariffing requirements.  To the extent our facilities are used to provide interstate communications, we are subject to federal regulation as a non-dominant common carrier.  Our primary competitors in the fiber transport industry are from other communications companies, some of whom operate networks and have resources much larger than ours.   Over the last few years, several large communications companies have merged and have implemented strategies to transfer a significant portion of their voice and data traffic from our fiber network to their networks.  We expect this trend to continue as companies seek opportunities to reduce their transport-related costs.  In addition, new IP-based services may enable new entrants to transport data at prices lower than we currently offer.

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

Environmental Compliance

As discussed in greater detail in Item 3 of this Annual Report on Form 10-K, several decades ago one of our subsidiaries acquired entities that may have owned or operated seven former “manufactured gas” plant sites that may require environmental remediation.  From time to time we may incur other environmental compliance and remediation expenses, mainly resulting from the ownership of other prior industrial sites or the operation of vehicle fleets or power supplies for our communications equipment.  Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Patents, Trademarks and Licenses

We own several patents, patent applications, trade names, service marks and trademarks in the U.S., including our “CenturyLink” brand trademark.  Our services often use the intellectual property of others, including licensed software.  We occasionally license our intellectual property to others.

We have incurred claims in the past, and may in the future incur claims alleging that we infringe on the intellectual property of others.  These claims can be time-consuming and costly to defend and divert management resources.  If these claims are successful, we could be forced to pay significant damages or stop selling certain products or services.

Seasonality

Overall, our business is not significantly impacted by seasonality.  However, in our Florida markets, we typically experience increased demand for new service orders in the late fall months and a decline in access lines in the early spring months due to seasonal population trends.  In certain of our other markets servicing colleges or universities, we experience increased demand for our services while school is in session.  Additionally, from time to time weather-related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets.  The amount and timing of the costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the lower Atlantic and Gulf of Mexico coastlines.

OTHER DEVELOPMENTS OR MATTERS

In recent years, our board of directors has approved various stock repurchase programs under which we have repurchased approximately $401.0 million, $186.7 million, $437.5 million, $1.028 billion and $503.9 million of our shares under separate repurchase programs approved in February 2004, February 2005, May 2005, February 2006 and August 2007, respectively.  For additional information, see Liquidity and Capital Resources included in Item 7 of this annual report.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share and in February 2010 our quarterly dividend was further increased to $.725 per share.  See “Risk Factors” below for additional information regarding our current dividend practice.

For additional information concerning our business and properties, see Items 2 and 7 elsewhere herein, and the Consolidated Financial Statements and Notes 2, 4, 5, and 17 thereto set forth in Item 8 elsewhere herein.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets.  Should our actual return on plan assets be significantly lower than our anticipated return, our net periodic pension expense and our required cash contribution to our pension plan will increase in future periods.  Such events would negatively impact our results of operations and cash flow.

We face competition, which we expect to intensify and which may reduce market share and lower profits.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive.  We face competition from wireless service providers, cable television operators, competitive local exchange carriers and voice-over-Internet protocol, or VoIP, providers.  Over time, we expect to face additional local exchange competition from electric utility and satellite communications providers, municipalities and alternative networks or non-carrier systems designed to reduce demand for our switching or access services.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

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

Some of our current and potential competitors (i) have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours, (ii) own larger and more diverse networks, (iii) conduct operations or raise capital at a lower cost than us, (iv) are subject to less regulation, (v) offer greater online content services or (vi) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

Changes in technology could harm us.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and electronic and wireless communications.  The growing prevalence of electronic mail and similar digital communications continues to reduce demand for our traditional landline voice services.  Other changes in technology could result in the development of additional products or services that compete with or displace those offered by traditional ILECs, or that enable current customers to reduce or bypass use of our networks.  Several large electric utilities have announced plans to offer communications services that will compete with local exchange companies, or ILECs.  Some of our competitors may enjoy network advantages that will enable them to provide services more efficiently or at lower cost.  We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position.  We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.  If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained elsewhere in greater detail in this Annual Report on Form 10-K, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less intrastate revenues in recent years due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail, text messaging, arbitrage and other optional calling services).  We believe that our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain. Likewise, similar reductions are occurring for interstate minutes of use.

We have traditionally sought growth largely through acquisitions of properties similar to those currently operated by us.  However, no assurance can be given that properties will be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or competitive pressures that are new or different from those historically applicable to our incumbent properties.  Moreover, no assurance can be given that we will be able to arrange additional financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

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

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

●	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

●	capacity limitations

●	software and hardware defects or malfunctions

●	breaches of security, including sabotage, tampering, computer viruses and break-ins, and

●	other disruptions that are beyond our control.

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

Although we maintain property and casualty insurance on our plant (excluding our outside plant) and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

Any failure or inadequacy of our information technology infrastructure could harm our business.

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, service or billing interruptions, and the diversion of development resources.

We rely on a limited number of key suppliers and vendors to operate our business.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure.  Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches.  Some of the digital switches were manufactured by Nortel, which is currently restructuring its operations under the bankruptcy laws of Canada, the United States and the United Kingdom.  If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly.  To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.  We also rely on a limited number of other communications companies in connection with reselling long distance, wireless and satellite entertainment services to our customers.  In addition, we rely on a limited number of software vendors to support our business management systems.  In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our network in exchange for access charges that represent a significant portion of our revenues.  Should these carriers experience substantial financial difficulties, our inability to timely collect access charges from them could have a negative effect on our business and results of operations.

In addition, certain of our operations carry a significant amount of voice and data traffic for larger communications companies.  As these larger communications companies consolidate or expand their networks, it is possible that they could transfer a portion of this traffic from our network to their networks or some other networks, which could negatively impact our business and results of operations.

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

As of December 31, 2009, over 30% of our employees were members of 46 separate bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.   We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Risks Related to our Acquisition of Embarq on July 1, 2009

We expect to continue to incur substantial expenses related to the integration of Embarq.

We expect to continue to incur substantial expenses in connection with integrating the business, policies, procedures, operations, technologies and systems of Embarq with ours.  There are a number of systems that still must be integrated, including management information, sales, billing, and benefits.  In addition, we expect to continue to incur integration costs related to employee severance programs and branding initiatives associated with changing the trade name to CenturyLink.  As explained in our other recent reports filed with the Securities and Exchange Commission, there are a number of factors beyond our control that could affect the total amount or timing of our expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings and revenue enhancements related to the integration of the businesses.  These integration expenses likely will result in us continuing to take significant charges against earnings in future quarters, but the amount and timing of such charges are uncertain at present.

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

●
the inability to successfully combine our legacy business and Embarq’s business in a manner that permits us to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

●	lost revenues or opportunities as a result of current or potential customers or strategic partners of either of the two companies deciding to delay or forego business with the combined company;

●	complexities associated with managing the combined businesses;

●	integrating personnel from the two predecessor companies while maintaining focus on providing consistent, high quality products and customer service;

●	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

●	performance shortfalls as a result of the diversion of management’s attention caused by integrating the companies’ operations.

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

Upon completion of the merger, we changed our brand name to CenturyLink, although we will not formally change our name until we receive shareholder approval in 2010.  We have incurred, and will continue to incur, substantial capital and operating costs in re-branding our products and services.  There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

In connection with approving the merger, the Federal Communications Commission has imposed conditions that could increase our future capital costs and limit our operating flexibility.

In connection with approving the merger, the FCC issued a publicly-available order that imposed a comprehensive set of conditions on our operations over periods ranging from one to three years following the closing date.  Among other things, these conditions commit us (i) to make broadband service available to all of our residential and single line business customers within three years of the closing, (ii) to meet various targets regarding the speed of our broadband services, (iii) to enhance the wholesale service levels in our legacy markets to match the service levels in Embarq’s markets and (iv) to forbear for one year from altering the current status of any facility providing “unbundled” access to our network or to request any new pricing flexibility for special access services in our markets.  Although most of these commitments largely correspond to our business strategies, they could increase our overall future capital or operating costs or limit our flexibility to deploy capital in response to changing market conditions.  Moreover, if for any reason we fail to meet any of these commitments, the FCC could assess penalties or fines or impose additional orders regulating our operations.

In connection with completing the merger, we assumed various contingent liabilities and a sizable underfunded pension plan of Embarq, which could negatively impact our future financial position or performance.

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed risks arising under its tax sharing agreement with Sprint Nextel Corporation, its retiree benefit litigation, and various environmental claims.  Embarq also remains responsible for benefits under its existing qualified defined benefit pension plan, which as of December 31, 2009 was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.  Additional information regarding these risks is available in (i) Item 3 of this Annual Report on Form 10-K, (ii) the periodic reports filed by Embarq with the Securities and Exchange Commission through the date of the merger, and (iii) Note 11.

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

Risk of loss or reduction of network access charge revenues or support fund payments.  A significant portion of our revenues is derived from access charge revenues that are paid to us by long distance carriers based largely on rates set by federal and state regulatory bodies.  Interexchange carriers have filed complaints in several of our operating states requesting lower intrastate access rates. Several state public service commissions are investigating intrastate access rates and the ultimate outcome and impact of such investigations are uncertain.

The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenue.  The FCC has been considering comprehensive reform of its intercarrier compensation rules for several years.  Any reform eventually adopted by the FCC will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, our financial results could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Furthermore, access charges currently paid to us could be diverted to competitors who enter our markets or expand their operations, either due to changes in regulation or otherwise.

The FCC and Congress may take actions that would impact our access to video programming and pricing, which could impact our ability to continue to expand our video business and impact our competitive position in our existing video markets.

We receive revenues from the federal Universal Service Fund (“USF”), and, to a lesser extent, intrastate support funds.  These governmental programs are reviewed and amended from time to time, and we cannot provide assurance that they will not be changed or impacted in a manner adverse to us.  For several years, the FCC and the federal-state joint board considered comprehensive reforms of the federal USF contribution and distribution rules.  During this period, various parties have objected to the size of the USF or questioned the continued need to maintain the program in its current form.  Over the past few years, high cost support fund payments to our operating subsidiaries have decreased due to increases in the nationwide average cost per loop factor used to determine payments to program participants, as well as declines in the overall size of the high cost support fund.  In addition, the number of eligible telecommunications carriers receiving support payments from this program has increased substantially in recent years, which, coupled with other factors, has placed additional financial pressure on the amount of money that is available to provide support payments to all eligible recipients, including us.

Risks posed by state regulations. We are also subject to the authority of state regulatory commissions which have the power to regulate intrastate rates and services, including local, in-state long-distance and network access services.  The limited number of our ILECs that continue to be subject to “rate of return” regulation for intrastate purposes remain subject to the powers of state regulatory commissions to conduct earnings reviews and reduce our service rates.  ILECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect. Our business could also be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing state regulations. In particular, we cannot assure you that we will succeed in obtaining or maintaining all requisite state regulatory approvals for our operations without the imposition of conditions on our business, which could have the effect of imposing material additional costs on us or limiting our revenues.

Risks posed by costs of regulatory compliance.  Regulations continue to create significant compliance costs for us.  Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers.  Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements.  We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

Regulatory changes in the communications industry could adversely affect our business by facilitating greater competition against us.

The 1996 Act provides for significant changes and increased competition in the communications industry, including the local communications and long distance industries.  This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will ultimately have on us and our competitors.  Several regulatory and judicial proceedings addressing communications issues have recently concluded, are underway or may soon be commenced.  Moreover, certain communities nationwide have expressed an interest in establishing municipal telephone utilities that would compete for customers.  Finally, recently-enacted federal broadband stimulus projects and the soon to be announced National Broadband Plan may adversely impact us.  We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming.  Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities.  Any such action could adversely affect our financial results or investors’ confidence in us, and could cause our stock price to fall.  If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, which could in certain instances limit our ability to borrow or raise capital.

For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of this Annual Report on Form 10-K.

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

We plan to continue our current dividend practices.  However, you should be aware that these practices are subject to change for reasons that may include any of the following factors:

●	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flow or financial position;

●	while our dividend practices involve the distribution of a substantial portion of our cash available to pay dividends, our Board of Directors could change its practices at any time;

●	the actual amounts of dividends distributed and the decision to make any distribution will remain at all times entirely at the discretion of our Board of Directors;

●	the effects of regulatory reform, including any changes to intercarrier compensation and the Universal Service Fund rules;

●	our ability to maintain investment grade credit ratings on our senior debt;

●
the amount of dividends that we may distribute is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

●	the amount of dividends that we may distribute is subject to restrictions under Louisiana law.

Our Board of Directors is free to change or suspend our dividend practices at any time.  Our common shareholders should be aware that they have no contractual or other legal right to dividends.

Our current dividend practices could limit our ability to pursue growth opportunities.

The current practice of our Board of Directors to pay an annual $2.90 per common share dividend reflects an intention to distribute to our shareholders a substantial portion of our free cash flow.  As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business in the future.  In addition, our ability to pursue any material expansion of our business, through acquisitions or increased capital spending, will depend more than it otherwise would on our ability to obtain third party financing.  We cannot assure you that such financing will be available to us at all, or at an acceptable cost.

As a holding company, we rely on payments from our operating companies to meet our obligations.

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.  Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain loan provisions that restrict the amount of dividends that may be paid to us.  Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The footnotes to our consolidated financial statements included in this Annual Report on Form 10-K describe these matters in additional detail.

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

Cautionary Statements Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements relating to the operations of our company, including without limitation statements with respect to our anticipated future operating and financial performance, financial position and liquidity, growth opportunities and growth rates, acquisition and divestiture opportunities, merger synergies, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “should,” “could,” and “may,” and variations thereof and similar expressions.  Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could impact actual our results include but are not limited to:

■
the extent, timing, success and overall effects of competition from wireless carriers, VoIP providers, CLECs, cable television companies, electric utilities and others, including without limitation the risks that these competitors may offer less expensive or more innovative products and services;

■	the risks inherent in rapid technological change, including without limitation the risk that new technologies will displace our products and services;

■
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from regulatory changes, (ii) the final outcome of various federal, state and local regulatory initiatives and proceedings, including switched access-related proceedings and legislation, that could impact our competitive position, revenues, compliance costs, capital expenditures or prospects, (iii) the effect of the National Broadband Plan, (iv) reductions in revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate ILECs operating in high-cost markets, and (v) changes in the regulation of special access;

■	our ability to effectively adjust to changes in the communications industry;

■
the possibility that the anticipated benefits from the Embarq merger cannot be fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated;

■
our ability to effectively manage our expansion opportunities, including without limitation our ability to (i) effectively integrate newly-acquired or newly-developed businesses into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets from the Embarq acquisition within the anticipated timeframe, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls;

■
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for our traditional telephone or access services caused by greater use of wireless, electronic mail or Internet communications or other factors;

■
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our new video, voice and broadband services, (ii) successfully exploiting the 700 MHz spectrum that we purchased in 2008, (iii) expand successfully our full array of service offerings to new or acquired markets and (iv) offer bundled service packages on terms attractive to our customers;

■
our continued access to credit markets on favorable terms, including our continued access to financing in amounts, and on terms and conditions, necessary to support our operations and refinance existing indebtedness when it becomes due;

■	our ability to collect receivables from financially troubled communications companies;

■	the inability of third parties to discharge their commitments to us;

■	our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position;

■	unanticipated increases in our capital expenditures;

■	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

■	our ownership of or access to technology that may be necessary for us to operate or expand our business;

■	regulatory limits on our ability to change the prices for telephone services in response to industry changes;

■
impediments to our ability to expand through attractively priced acquisitions, whether caused by regulatory limits, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers;

■
uncertainties relating to the implementation of our business strategies, including the possible need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors;

■	the lack of assurance that we can compete effectively against better-capitalized competitors;

■	the impact of equipment failure, including potential network disruptions;

■	general worldwide economic conditions and related uncertainties, including continued access to credit markets on favorable terms;

■	the effects of adverse weather on our customers or properties;

■	other risks referenced in this report and from time to time in our other filings with the Securities and Exchange Commission;

■	the effects of more general factors, including without limitation:

▪       changes in general industry and market conditions and growth rates
▪       changes in labor conditions, including workforce levels and labor costs
▪       changes in interest rates or other general national, regional or local economic conditions
▪       changes in legislation, regulation or public policy, including changes that increase our tax rate
▪       increases in capital, operating, medical or administrative costs, or the impact of new business opportunities requiring significant up-front investments
▪       changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis
▪       failures in our internal controls that could result in inaccurate public disclosures or fraud
▪       changes in our debt ratings
▪       unfavorable outcomes of regulatory or legal proceedings and investigations, including rate proceedings and tax audits
▪       losses or unfavorable returns on our investments in other communications companies
▪       delays in the construction of our networks
▪       changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles.

For additional information, see the description of our business included above, as well as Item 7 of this Annual Report on Form 10-K.  Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

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

Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2009 and 2008, our gross property, plant and equipment of approximately $15.6 billion and $8.9 billion, respectively, consisted of the following:

	December 31,
	2009	2008

Cable and wire	52.3%	52.5
Central office	29.6	32.3
General support	11.4	9.2
Fiber transport	2.2	3.7
Construction in progress	2.8	.8
Other	1.7	1.5
	100.0%	100.0

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

For further information on the location and type of our properties, see the descriptions of our operations in Item 1 of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs alleged that we unjustly and unreasonably billed customers for inside wire maintenance services, and sought unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  In February 2010, subject to court approval and agreement on other terms and conditions, we settled this case in principle in an amount that exceeded our previously established reserves by $8 million and such amount was reflected as an expense in the fourth quarter of 2009.

Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced “manufactured gas” under a process widely used through the mid-1900s.  Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993.  None of these plant sites are currently owned or operated by either Sprint Nextel, Embarq or their subsidiaries.  On three sites, Embarq and the current landowners are working with the Environmental Protection Agency (“EPA”) pursuant to administrative consent orders.  Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.  Based upon current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition.

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes.  A ruling in Embarq’s favor was recently entered in the arbitration proceeding.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in the initial stages of discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.

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

In December 2009, subsidiaries of CenturyTel filed two lawsuits against subsidiaries of Sprint Nextel (“Sprint”) to recover approximately $26 million in access charges for VoIP traffic owed under various interconnection agreements and tariffs.  One lawsuit, filed on behalf of all legacy Embarq operating entities, is pending in federal court in Virginia, and the other, filed on behalf of all legacy CenturyTel operating entities, is pending in federal court in Louisiana.  The lawsuits allege that Sprint has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.

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

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and is traded under the symbol CTL.  The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

	Sales prices		Dividend per
	High	Low	common share
2009:
First quarter	$29.22	23.41	.70
Second quarter	$33.62	25.26	.70
Third quarter	$34.00	28.90	.70
Fourth quarter	$37.15	32.25	.70

2008:
First quarter	$42.00	32.00	.0675
Second quarter	$37.25	30.55	.0675
Third quarter	$40.35	34.13	1.3325
Fourth quarter	$40.00	20.45	.70

Common stock dividends during 2009 and 2008 were paid each quarter.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share, and declared a one-time dividend of $.6325 per share, payable in July 2008, which, when coupled with the previously-paid second quarter 2008 dividend, equaled the $.70 per share quarterly rate. In February 2010, our board of directors further increased our quarterly cash dividend rate to $.725 per share.

As described in greater detail in Item 1A of this Annual Report on Form 10-K, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

As of February 26, 2010, there were approximately 36,000 stockholders of record of our common stock.  As of February 26, 2010, the closing stock price of our common stock was $34.27.

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

In August 2007, our board of directors authorized a $750 million share repurchase program which expired on September 30, 2009.  We repurchased approximately 13.2 million shares for $503.9 million under this program.

During the fourth quarter of 2009, we withheld 146,153 shares of stock at an average price of $36.87 per share to pay taxes due upon the vesting of restricted stock for certain of our employees in October and December 2009.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2009.  The results of operations of the Embarq properties are included herein subsequent to its July 1, 2009 acquisition date.

The selected consolidated financial data shown below is derived from our audited consolidated financial statements.  These historical results are not necessarily indicative of results that you can expect for any future period. You should read this data in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our full consolidated financial statements and notes thereto contained elsewhere in this Annual Report on Form 10-K.

Selected Income Statement Data

	Year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$4,974,239	2,599,747	2,656,241	2,447,730	2,479,252

Operating income	$1,233,101	721,352	793,078	665,538	736,403

Net income attributable to CenturyTel, Inc.	$647,211	365,732	418,370	370,027	334,479

Basic earnings per share	$3.23	3.53	3.79	3.15	2.55

Diluted earnings per share	$3.23	3.52	3.71	3.07	2.49

Dividends per common share	$2.80	2.1675	.26	.25	.24

Average basic shares outstanding	198,813	102,268	109,360	116,671	130,841

Average diluted shares outstanding	199,057	102,560	112,787	121,990	136,083

Selected Balance Sheet Data

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Net property, plant and equipment	$9,097,139	2,895,892	3,108,376	3,109,277	3,304,486
Goodwill	$10,251,758	4,015,674	4,010,916	3,431,136	3,432,649
Total assets	$22,562,729	8,254,195	8,184,553	7,441,007	7,762,707
Long-term debt	$7,253,653	3,294,119	2,734,357	2,412,852	2,376,070
Stockholders' equity	$9,466,799	3,167,808	3,415,810	3,198,964	3,624,431

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2009	2008	2007	2006	2005

Telephone access lines (1) (2)	7,039,000	2,025,000	2,135,000	2,094,000	2,214,000
High-speed Internet customers (1)	2,236,000	641,000	555,000	369,000	249,000

(1)
In connection with our Embarq acquisition in July 2009, we acquired approximately 5.4 million telephone access lines and 1.5 million high-speed Internet customers.  In connection with our Madison River acquisition in April 2007, we acquired approximately 164,000 telephone access lines and 57,000 high-speed Internet customers.

(2)	Access line counts for all periods reflect line count methodology adjustments to standardize legacy CenturyTel and Embarq line counts.

See Items 1 and 2 in Part I and Items 7 and 8 elsewhere herein for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to “Notes” in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

OVERVIEW

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the year ended December 31, 2009 with prior periods are less meaningful than usual.  We discuss below certain trends that we believe are significant, even if they are not necessarily material to the combined company.

Subsequent to the Embarq acquisition, we are now an integrated communications company primarily engaged in providing an array of communications services to customers in 33 states, including local and long distance voice, wholesale network access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.   We operate approximately 7.0 million access lines and serve approximately 2.2 million broadband customers, based on operating data as of December 31, 2009.  For additional information on our revenue sources, see Note 19.  For additional information on our acquisition of Embarq, see Note 2.

During the year ended December 31, 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq.  Such expenses are summarized in the table below.

Year ended
Description	December 31, 2009
(Dollars in thousands)
Severance and retention costs due to workforce reductions, including contractual early retirement pension benefits for certain participants	$98,922

Integration related costs associated with our acquisition of Embarq	86,371

Net charge associated with certain debt extinguishments	60,849

Transaction related costs associated with our acquisition of Embarq, including investment banker and legal fees	47,154

Accelerated recognition of share-based compensation expense due to change of control provisions and terminations of employment	21,244

Settlement expenses related to certain executive retirement plans	17,834

Charge incurred in connection with our $800 million bridge facility	8,000
$340,374

All of the above items are included in operating expenses, except for the $60.8 million net charge incurred associated with certain debt extinguishments (which is reflected in other income (expense) and interest expense) and the $8.0 million charge incurred in connection with our $800 million bridge facility (which is reflected in other income (expense)).  None of the above items include pre-closing expenses incurred and recorded by Embarq prior to the effective time of the acquisition.   Based on current plans and information, we expect to incur approximately $200 million of additional non-recurring integration related operating expenses subsequent to December 31, 2009.

In addition, due to executive compensation limitations pursuant to the Internal Revenue Code, a portion of the lump sum distributions related to the termination of an executive retirement plan made in the first quarter of 2009 is reflected as non-deductible for income tax purposes and thus increased our effective income tax rate.  Certain merger-related costs incurred during 2009 are also non-deductible for income tax purposes and similarly increased our effective income tax rate.  Such increase in our effective tax rate was partially offset by a $7.0 million reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.  In addition, in 2009, 2008 and 2007, we recognized net after-tax benefits of approximately $15.7 million, $12.8 million and $32.7 million, respectively, primarily related to the recognition of previously unrecognized tax benefits.  See Note 12 and “Income Tax Expense” below for additional information.

    Upon the discontinuance of regulatory accounting effective July 1, 2009, we recorded a one-time, non-cash extraordinary gain that aggregated approximately $218.6 million before income tax expense and noncontrolling interests  ($136.0 million after-tax and noncontrolling interests).  See Note 15 for additional information.

As further discussed in Note 11, during the second quarter of 2008, we recognized an $8.2 million curtailment loss (reflected in selling, general and administrative expense) in connection with amending our  executive retirement plan.  We also recognized a $4.5 million pre-tax gain (reflected in other income (expense)) upon liquidation of our investments in marketable securities in the executive retirement plan trust in the second quarter of 2008.

On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. (“Madison River”).  See Note 2 for additional information.  We have reflected the results of operations of the Madison River properties in our consolidated results of operations since May 1, 2007.

In the fourth quarter of 2007, we recorded a $16.6 million pre-tax impairment charge to write-down the value of certain long-lived assets in six of our northern competitive local exchange carrier markets to their estimated realizable value.  We determined the estimated realizable value based on proposals received during our sales process of such properties commenced in 2007.  We sold such properties in separate transactions in May and July 2008.  Results of operations for these markets are included in our consolidated results of operations up to the respective sales dates.

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

In the fourth quarter of 2007, upon final distribution of the remaining proceeds from the Rural Telephone Bank dissolution, we recorded a pre-tax gain of approximately $5.2 million.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  To mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (“FCC”) or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s National Broadband Plan scheduled to be released in the first quarter of 2010, each as described elsewhere herein); our ability to effectively adjust to changes in the communications industry; our ability to successfully integrate Embarq into our operations, including realizing the anticipated benefits of the transaction and retaining and hiring key personnel; our ability to effectively manage our expansion opportunities; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

 the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy.  These and other uncertainties related to our business and our acquisition of Embarq are described in greater detail in Item 1A included herein. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

            Net income attributable to CenturyTel, Inc. for 2009 was $647.2 million, compared to $365.7 million during 2008 and $418.4 million during 2007.  Net income before extraordinary item was $511.3 million, $365.7 million and $418.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Diluted earnings per share for 2009 was $3.23 compared to $3.52 in 2008 and $3.71 in 2007.  Diluted earnings per share before extraordinary item for 2009 was $2.55.   As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in 2009 related to our acquisition of Embarq.  The increase in the number of shares outstanding in 2009 is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.  The number of average diluted shares outstanding declined in 2008 compared to 2007 primarily due to share repurchases.

Year ended December 31,	2009	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$1,233,101	721,352	793,078
Interest expense	(370,414)	(202,217)	(212,906)
Other income (expense)	(48,175)	42,252	40,029
Income tax expense	(301,881)	(194,357)	(200,572)
Income before noncontrolling interests and extraordinary item	512,631	367,030	419,629
Noncontrolling interests	(1,377)	(1,298)	(1,259)
Net income before extraordinary item	511,254	365,732	418,370
Extraordinary item, net of income tax expense and noncontrolling interests	135,957	-	-
Net income attributable to CenturyTel, Inc.	$647,211	365,732	418,370

Basic earnings per share
Before extraordinary item	$2.55	3.53	3.79
Extraordinary item	$.68	-	-
Basic earnings per share	$3.23	3.53	3.79

Diluted earnings per share
Before extraordinary item	$2.55	3.52	3.71
Extraordinary item	$.68	-	-
Diluted earnings per share	$3.23	3.52	3.71

Average basic shares outstanding	198,813	102,268	109,360

Average diluted shares outstanding	199,057	102,560	112,787

Operating income increased $511.7 million in 2009 due to a $2.374 billion increase in operating revenues and a $1.863 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.  Operating income decreased $71.7 million in 2008 due to a $56.5 million decrease in operating revenues and a $15.2 million increase in operating expenses.

As mentioned in Note 15, we discontinued the application of regulatory accounting effective July 1, 2009.  As a result of such discontinuance, since the third quarter of 2009 we have eliminated all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $108 million) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

OPERATING REVENUES

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Voice	$1,827,063	874,041	889,960
Network access	1,269,322	820,383	941,506
Data	1,202,284	524,194	460,755
Fiber transport and CLEC	172,541	162,050	159,317
Other	503,029	219,079	204,703

Operating revenues	$4,974,239	2,599,747	2,656,241

Voice revenues.   We derive voice revenues by providing local exchange telephone services and retail long distance services to customers in our service areas.  The $953.0 million increase in voice revenues in 2009 is primarily due to $1.016 billion of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $63.2 million decrease is primarily due to (i) a $30.9 million decrease due to a 6.6% decline in the average number of access lines in our incumbent markets; (ii) a $14.5 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate and (iii) an $8.1 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

The $15.9 million (1.8%) decrease in voice revenues in 2008 is primarily due to (i) a $22.5 million decrease due to a 5.9% decline in the average number of access lines (exclusive of our acquisition of Madison River properties); (ii) a $10.8 million decrease in custom calling feature revenues primarily due to the continued migration to bundled service offerings at a lower effective rate; and (iii) a $7.7 million decline as a result of a decrease in revenues associated with extended area calling plans.  These decreases were partially offset by $17.0 million of additional revenues attributable to the Madison River properties acquired April 30, 2007 and a $9.9 million increase in long distance revenues attributable to an increase in the percentage of our customer base subscribing to fixed rate unlimited calling plans and the implementation of rate increases applicable to several rate plans in late 2007 and early 2008.

Total access lines declined 380,000 during 2009 (excluding access lines we acquired from Embarq on July 1, 2009 but including access lines lost in Embarq’s markets following such acquisition) compared to a decline of 136,800 during 2008.  We believe the decline in the number of access lines during 2009 and 2008 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.5% in 2010.

Network access revenues.  We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions; (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms and (iii) receiving reciprocal compensation from competitive local exchange carriers and wireless service providers for terminating their calls.  Substantially all of our interstate network access revenues are based on tariffed access charges filed directly with the Federal Communications Commission (“FCC”).  Certain of our intrastate network access revenues are derived through access charges that we bill to intrastate long distance carriers and other LEC customers.

Network access revenues increased $448.9 million (54.7%) in 2009 and decreased $121.1 million (12.9%) in 2008 due to the following factors:

	2009	2008
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Acquisition of Embarq in 2009	$530,969	-
Favorable settlement of a dispute with a carrier in 2007	-	(48,987)
Intrastate revenues due to decreased minutes of use, decreased access rates in certain states and recoveries from state support funds	(35,501)	(29,022)
Elimination of all intercompany transactions due to the discontinuance of regulatory accounting	(26,031)	-
Revenue recognition upon expiration of regulatory monitoring periods in 2007	-	(25,402)
Partial recovery of operating costs through revenue sharing arrangements with other telephone companies, interstate access revenues and return on rate base	(17,052)	(15,857)
Recovery from the federal Universal Service
High Cost Loop support program	(12,964)	(14,596)
Acquisition of Madison River in 2007	-	12,345
Prior year revenue settlement agreements and other	9,518	396
	$448,939	(121,123)

We believe that intrastate access rates and minutes will continue to decline in 2010, although we cannot precisely estimate the magnitude of such decrease.  Complaints filed by interexchange carriers in several of our operating states or state initiated legislation could, if successful, place further downward pressure on our intrastate access rates.

As mentioned above, upon the discontinuance of regulatory accounting effective July 1, 2009, we began eliminating all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.

          We currently expect our network access revenues to continue to be negatively impacted in 2010 by a reduction in Universal Service Fund receipts.  In addition, a wireless carrier has notified us of its intention to migrate a portion of its network traffic from us in 2010.  We currently estimate these items, along with the transition of long distance voice services from a wholesale arrangement with another carrier to our owned networks, will reduce network access revenues approximately $120-130 million in 2010 as compared to the annual run rate for the last half of 2009.

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

Data revenues.  We derive our data revenues primarily by providing high-speed Internet access services and data transmission services over special circuits and private lines.  Data revenues increased $678.1 million in 2009 due to $689.8 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $11.7 million substantially due to a $51.4 million reduction due to the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting.  Such decrease was partially offset by a $38.5 million increase in DSL-related revenues primarily due to growth in the number of DSL customers in our incumbent markets.

Data revenues increased $63.4 million (13.8%) in 2008 substantially due to (i) a $57.8 million increase in DSL-related revenues primarily due to growth in the number of DSL customers and (ii) $16.3 million of additional revenues contributed by Madison River.  Such increases were partially offset by $16.8 million of one-time revenues recorded in third quarter 2007 upon expiration of a regulatory monitoring period.

Fiber transport and CLEC.   Our fiber transport and CLEC revenues include revenues from our fiber transport, competitive local exchange carrier (“CLEC”) and security monitoring businesses.  Fiber transport and CLEC revenues increased $10.5 million in 2009 primarily due to $8.3 million of revenues attributable to Embarq and a $6.8 million increase in fiber transport revenues.   Such increases were partially offset by a $4.5 million reduction due to the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting beginning in the third quarter of 2009.

Fiber transport and CLEC revenues increased $2.7 million (1.7%) in 2008, of which $6.4 million was due to growth in our incumbent fiber transport business and $2.5 million was due to additional revenue contributed by Madison River.  Such increases were partially offset by a $2.6 million decrease due to the sales of six CLEC markets that were consummated in the second and third quarters of 2008 and a $3.5 million decrease in CLEC revenues primarily due to the loss of customers.

Other revenues.  We derive other revenues primarily by (i) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring; (ii) providing payphone services primarily within our local service territories and various correctional facilities around the country; (iii) participating in the publication of local directories; (iv) providing network database services; and (iv) providing our video services, as well as other new product and service offerings.  Other revenues increased $284.0 million in 2009, of which approximately $318.1 million related to our acquisition of Embarq.  Excluding Embarq, other revenues decreased $34.2 million primarily as a result of a $17.4 million reduction due to the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting and a $10.5 million decrease in certain non-regulated product sales and service offerings.

Other revenues increased $14.4 million (7.0%) in 2008 primarily due to (i) $7.7 million of additional revenues contributed by Madison River and (ii) a $2.8 million increase in directory revenues.

OPERATING EXPENSES

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)
Cost of services and products (exclusive of depreciation
and amortization)	$1,752,087	955,473	937,375
Selling, general and administrative	1,014,341	399,136	389,533
Depreciation and amortization	974,710	523,786	536,255
Operating expenses	$3,741,138	1,878,395	1,863,163

Cost of services and products.   Cost of services and products increased $796.6 million (83.4%) in 2009 primarily due to $888.8 million of expenses attributable to the Embarq properties acquired on July 1, 2009.  The remaining $92.2 million decrease is primarily due to (i) a $88.7 million reduction in expenses resulting from the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting; (ii) a $4.9 million decrease in customer service related expenses; (iii) a $4.6 million decrease in access expense; and (iv) a $4.1 million decrease in CLEC expenses as a result of the divestiture of six CLEC markets in 2008.  Such decreases were partially offset by a $15.8 million increase in salaries, wages and benefits primarily due to increases in pension expense and share-based compensation expense and a $12.4 million increase in DSL-related expenses due to an increase in the number of DSL customers served.

Cost of services and products increased $18.1 million (1.9%) in 2008 primarily due to (i) $22.7 million of additional costs incurred by the Madison River properties; (ii) a $12.3 million increase in DSL-related expenses due to growth in the number of DSL customers; (iii) a $4.9 million increase in costs associated with initiating switched digital video services; and (iv) a $4.1 million increase due to a one-time reimbursement of costs received from our satellite television service provider in the second quarter of 2007 in connection with the change in our contractual arrangement.  Such increases were partially offset by (i) a $16.6 million impairment charge recorded in 2007 related to certain of our CLEC assets that were subsequently sold in 2008; (ii) a $4.4 million reduction in costs due to the six CLEC markets sold; and (iii) a $1.6 million decrease in salaries and benefits.

Selling, general and administrative.   Selling, general and administrative expenses increased $615.2 million in 2009 primarily due to $500.6 million of expenses attributable to Embarq (which includes approximately $106.0 million of costs associated with employee termination benefits, primarily due to severance and retention benefits, contractual pension benefits and acceleration of share-based compensation expense associated with Embarq employee terminations).  The remaining $114.6 million increase is primarily due to (i) $86.4 million of integration costs associated with our acquisition of Embarq, primarily related to system conversion efforts; (ii) $47.2 million of transaction related merger costs, including investment banker and legal fees associated with our acquisition of Embarq; and (iii) $13.8 million of higher employee benefit costs, primarily due to higher pension expense (primarily due to $17.8 million of accelerated expense recognition due to change of control provisions triggered upon our acquisition of Embarq and the termination of a supplemental executive retirement plan) and share-based compensation expense (due to the accelerated vesting of equity grants of our employees upon the acquisition of Embarq).  Such increases were partially offset by (i) a $19.5 million reduction in expenses resulting from the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $10.7 million reduction in operating taxes primarily due to the favorable resolution of certain transaction tax audit issues; and (iii) an $8.1 million reduction in marketing expenses.

Selling, general and administrative expenses increased $9.6 million (2.5%) in 2008 primarily due to (i) an $11.4 million increase in marketing expenses; (ii) an $8.2 million increase due to expenses related to the curtailment loss associated with our SERP; (iii) $5.0 million of costs associated with our acquisition of Embarq; and (iv) $4.8 million of additional costs incurred by Madison River.  Such increases were partially offset by (i) an $8.8 million decrease in operating taxes; (ii) a $5.4 million decrease in bad debt expense (most of which was attributable to a favorable settlement with a carrier in first quarter 2008); (iii) a $4.3 million decrease in salaries and benefits; and (iv) a $2.7 million decrease in information technology expenses.

Depreciation and amortization.  Depreciation and amortization increased $450.9 million (86.1%) in 2009 primarily due to $492.6 million of depreciation and amortization attributable to Embarq (including $118.4 million of amortization expense related to its customer list and other intangible assets).  The remaining $41.7 million decrease was primarily due to a $59.8 million decrease in depreciation expense resulting from a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting (see Note 15) and due to certain assets becoming fully depreciated.  Such decreases were partially offset by an $18.8 million increase due to higher levels of plant placed in service in our incumbent markets.

Depreciation and amortization decreased $12.5 million (2.3%) in 2008 primarily due to a $36.7 million reduction in depreciation expense due to certain assets becoming fully depreciated.   Such decrease was partially offset by $13.7 million of additional depreciation and amortization incurred by Madison River and a $12.8 million increase due to higher levels of plant in service.

Other.   For additional information regarding certain matters that have impacted or may impact our operations, see “Regulation and Competition”.

INTEREST EXPENSE

Interest expense increased $168.2 million in 2009 compared to 2008 primarily due to $179.9 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.  The remaining $11.7 million decrease is primarily attributable to a $4.6 million decrease in interest expense due to favorable resolution of certain transaction tax audit issues and a $4.7 million one-time reduction in interest expense in 2009 related to debt extinguishment transactions consummated in October 2009.  See Note 5 for additional information.

Interest expense decreased $10.7 million (5.0%) in 2008 compared to 2007.  An $18.0 million decrease due to lower average interest rates was partially offset by a $9.3 million increase due to increased average debt outstanding.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains or losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $(48.2) million for 2009 compared to $42.3 million for 2008 and $40.0 million in 2007. Included in 2009 is (i) a $72.0 million pre-tax charge related to certain debt extinguishment transactions consummated in October 2009 (see Note 5 for additional information) and (ii) an $8.0 million pre-tax charge associated with our $800 million bridge credit facility (see Note 2 for additional information).  Included in 2008 is (i) approximately $10 million related to the recognition of previously accrued transaction related and other contingencies; (ii) a pre-tax gain of $4.5 million upon the liquidation of our investments in marketable securities in our SERP trust; (iii) a pre-tax gain of approximately $7.3 million from the sales of certain nonoperating investments; and (iv) a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.  The year 2007 includes a non-recurring pre-tax gain of $10.4 million related to the sale of our interest in a real estate partnership and a $5.2 million pre-tax gain resulting from the final distribution of funds from the Rural Telephone Bank redemption mentioned below.  Our share of income from our 49% interest in a cellular partnership increased $7.0 million in 2009 compared to 2008 and decreased $2.5 million in 2008 compared to 2007. We record our share of the partnership income based on unaudited results of operations until the time we receive audited financial statements for the partnership from the unaffiliated general partner.  Upon receipt of the respective audited financial statements, we recorded unfavorable adjustments in 2008 (upon completion of the 2007 audit) and favorable adjustments in 2007 (upon completion of the 2006 and 2005 audits).

INCOME TAX EXPENSE

The effective income tax rate was 37.2%, 34.7%, and 32.4% for 2009, 2008 and 2007, respectively.  Certain executive compensation amounts, including the lump sum distributions paid to certain executive officers in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 11), are reflected as non-deductible for income tax purposes pursuant to executive compensation limitations prescribed by the Internal Revenue Code.  The treatment of these amounts as non-deductible resulted in the recognition of approximately $9.2 million of income tax expense in 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2009 effective tax rate is also higher because a portion of our merger-related transaction costs incurred during 2009 are non-deductible for income tax purposes (with such treatment resulting in a $6.9 million increase to income tax expense).  Such increases in income tax expense were partially offset by a $7.0 million reduction in income tax expense primarily caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards primarily due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

            Income tax expense was reduced by approximately $15.7 million in 2009, $12.8 million in 2008 and $32.7 million in 2007 due to the recognition of previously unrecognized tax benefits (see Critical Accounting Policies below and Note 12) and other adjustments upon finalization of tax returns.

EXTRAORDINARY ITEM

Upon the discontinuance of regulatory accounting on July 1, 2009, we recorded a one-time extraordinary gain of approximately $136.0 million after-tax.  See Note 15 for additional information related to this extraordinary gain.

ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued guidance regarding the accounting standards codification and the hierarchy of generally accepted accounting principles (“GAAP”).  The codification is now the single source of authoritative United States GAAP for all non-governmental entities. The codification, which became effective July 1, 2009, changes the referencing and organization of accounting guidance. The issuance of this codification standard will not change GAAP, and therefore the adoption of this guidance will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements and elsewhere in our reports filed with the SEC.

In December 2007, the Financial Accounting Standards Board issued guidance on business combinations, which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  Such guidance also changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We have accounted for our acquisition of Embarq using this guidance.  During 2009, we incurred approximately $47.2 million of transaction-related expenses (primarily investment banker and legal fees) related to our acquisition of Embarq.  Such costs are required to be expensed as incurred and are reflected in selling, general and administrative expense in our consolidated statement of income for the year ended December 31, 2009.

In June 2008, the Financial Accounting Standards Board issued guidance on determining whether instruments granted in share-based payment transactions are participating securities.  Based on this guidance, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The guidance was effective for us beginning in first quarter 2009 and required us to recast our previously reported earnings per share.  Under the new accounting guidance, we have recast our previously reported diluted earnings per share for 2008 ($3.56 per share) and 2007 ($3.72 per share) as $3.52 per share for 2008 and $3.71 for 2007.

In December 2007, the Financial Accounting Standards Board issued guidance regarding noncontrolling interests in consolidated financial statements, which requires noncontrolling interests to be recognized as equity in the consolidated balance sheets.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  This guidance is effective for fiscal years beginning on or after December 15, 2008.  Our financial statements as of and for the twelve months ended December 31, 2009 reflect our noncontrolling interests as equity in our consolidated balance sheet.  Prior periods have been adjusted to reflect this presentation.

In January 2009, we adopted new accounting guidance related to employers’ disclosure about postretirement benefit plan assets, which expands the disclosures required by previous guidance to discuss the assumptions and risks used to compute fair value for each category of plan assets.  See Notes 10 and 11 for additional information.

We are subject to certain accounting standards that define fair value, establish a framework for measuring fair value and expand the disclosures about fair value measurements required or permitted under other accounting pronouncements.  The fair value accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets), Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable), and Level 3 (defined as unobservable inputs in which little or no market data exists).   See Note 18 for additional information.

CRITICAL ACCOUNTING POLICIES

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) intangible and long-lived assets, (v) business combinations and (vi) income taxes.  Actual results may differ from these estimates and assumptions and these differences may be material.  We believe these critical accounting policies discussed below involve a higher degree of judgment or complexity.

Revenue recognition.  We collect in advance fees for fixed rate services, such as local service, unlimited long distance, high-speed Internet and certain data services, and defer revenue recognition until these services are provided to the customer.  We bill in arrears variable rate billing services, including minute driven long distance, data and access revenues. We have multiple billing cycles spread throughout each month resulting in accounts receivables and deferred revenue balances at the end of each reporting period.  In the event that the variable rate usage date is not available at the end of a reporting period, we estimate revenue based on historic usage and other relevant factors.  Service activation and installation fees are deferred and amortized on a straight-line basis over the average life of the customer.  Operating revenues include certain revenue reserves for billing disputes and contract interpretations.  These reserves require management’s judgment and are based on many factors including historical trends, contract and tariff interpretations and developments during the resolution process.

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

The pension plan we assumed in connection with the Embarq acquisition was underfunded by approximately $1.0 billion with respect to the projected benefit obligation as of the July 1, 2009 acquisition date.  In the third quarter of 2009, we contributed $115 million to the legacy Embarq pension plan.  We currently expect to contribute approximately $300 million to the legacy Embarq pension plan in 2010.  Based on current actuarial estimates as of December 31, 2009 that assume a $300 million contribution in 2010, the utilization of our existing remaining credit balance to partially satisfy future required cash contributions and assuming no further discretionary contributions are made, we would not be required to make a minimum contribution to the legacy Embarq pension plan until 2012.  Our minimum required contributions to our other pension plans are immaterial.  The actual level of contributions required in future years can change significantly depending on discount rates and actual returns on plan assets.

A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets.  For 2009 and 2008, we utilized an expected long-term rate of return on plan assets of 8.25% for our incumbent pension plan and 8.50% for the pension plan we assumed in connection with the Embarq acquisition.  We believe such return assumptions reflect the expected long-term rates of return in the financial markets based on our current plan asset allocation.  We also reviewed the historical rates of return on those plan assets over long-term periods that ranged from 10 to 20 years.  A 25 basis point decrease in the return on plan asset assumption would increase our annual combined pension and postretirement expense approximately $8.0 million.    Should we experience asset returns that are significantly below our 8.25-8.50% long-term rate of return assumptions, we may experience in the future higher levels of pension expense, higher levels of required contributions and lower stockholders’ equity balances (due to accumulated other comprehensive losses).

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate.  The discount rate is an assumed rate of return derived from high-quality debt securities that, if applicable at the measurement date to a specified amount of principal, would provide the necessary future cash flows to pay our pension benefit obligations when they become due.  For our pension plans, the discount rate used for the December 31, 2009 and 2008 measurement dates were derived by matching projected benefit payments to bond yields obtained from the CitiGroup Pension Discount Curve (Above Median) which are ultimately derived from the AA-rated corporate bond sector.  For the year ended December 31, 2007, we utilized the CitiGroup Pension Discount Curve to derive our discount rate.   Our discount rate for determining benefit obligations under our pension plans at December 31, 2009 ranged from 5.5 to 6.0% compared to 6.6 to 6.9% at December 31, 2008.  The discount rate can change from year to year based on market conditions that impact corporate bond yields.    We use a similar methodology to determine the discount rate for our postretirement plan by utilizing as a reference the Hewitt Top Quartile Yield Curve as of the end of the year.  Our discount rate for determining benefit obligations under our postretirement plans at December 31, 2009 was 5.70-5.80% compared to 6.9% at December 31, 2008.  A 25 basis point decrease in the assumed discount rate would increase annual combined pension and postretirement expense approximately $2.0 million.

Intangible and long-lived assets.  We are subject to testing for impairment of long-lived assets (including goodwill, intangible assets and other long-lived assets) based on applicable accounting guidelines.

We are required to review goodwill recorded in business combinations for impairment at least annually and are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value.  As disclosed in the table below, substantially all of our goodwill is associated with our local exchange telephone operations.  Subsequent to our acquisition of Embarq on July 1, 2009, we have managed our local exchange telephone operations based on five geographic regions (which we internally refer to as Mid-Atlantic, Southern, South Central, Northeast and Western) and have considered these five operating regions to be our reporting units in testing for goodwill impairment of our telephone operations.  Prior to our Embarq acquisition, we managed our local exchange telephone operations based on three geographic regions.  The remainder of our goodwill is associated with our competitive local exchange carrier (CLEC), fiber transport, security monitoring and other operations of our business, all of which we treat as separate reporting units in our goodwill impairment testing.

The breakdown of our goodwill balances as of December 31, 2009 by reporting unit is as follows (amounts in thousands):

Telephone operations (Mid-Atlantic)	$2,224,699
Telephone operations (Southern)	2,294,998
Telephone operations (South Central)	2,486,041
Telephone operations (Northeast)	2,250,397
Telephone operations (Western)	945,834
CLEC operations	29,935
Fiber transport operations	10,607
Security monitoring operations	4,966
All other operations	4,281
Total goodwill	$10,251,758

We estimate the fair value of our telephone operations reporting units using a multiple of earnings before interest, taxes and depreciation (EBITDA), as described below.  For each telephone reporting unit, we compare its estimated fair value to its carrying value.  If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists.  If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

As of September 30, 2009, we completed the required annual test of goodwill impairment.  Such impairment test excluded the goodwill associated with our acquisition of Embarq pending finalization of the determination of the fair values of assets acquired and liabilities assumed in connection therewith.  We determined that our goodwill was not impaired as of such date.  As of December 31, 2009, we performed a subsequent impairment test that included the goodwill associated with our Embarq acquisition and concluded that our goodwill was not impaired as of December 31, 2009.

The multiple of EBITDA we utilize in our goodwill impairment testing for our telephone operations is supported by a sum-of-the-parts independent valuation analysis performed and updated annually by a major investment banking firm on behalf of its clients.  This valuation report includes CenturyTel as well as other peer companies in the local exchange carrier industry.  In the most recent analysis performed by this firm, valuations of specific assets were based on a combination of public and private market comparables and EBITDA multiples were affected by access line trends and the future expectations of those trends.  Based on the above, we utilized an EBITDA multiple of 5.6 times for our goodwill impairment analyses performed as of September 30, 2009 and December 31, 2009.  For the past several years, we have consistently utilized the EBITDA multiples derived from this independent analysis.  The EBITDA multiple derived in the analyst report and utilized in our goodwill impairment testing decreased from 7.0 in 2007 to 6.5 in 2008 to 5.6 in 2009, in large part we believe due to the continued erosion of access lines.

As of December 31, 2009, the estimated fair value of the Southern region exceeded its carrying value by less than 5%.  Should events occur (such as continued access line losses or other revenue reductions) that would cause the fair value to decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

We estimate the fair value of our other reporting units using various methods, including multiples of EBITDA (as described above) and multiples of revenues.  We completed the tests of goodwill impairment (as of September 30, 2009 and December 31, 2009) for our other reporting units and determined that our goodwill was not impaired as of such dates.

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

Business combinations. The new accounting guidance for business combinations was effective for us for all business combinations consummated on or after January 1, 2009 and requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value.  We were the accounting acquirer in our acquisition of Embarq.  The allocation of the purchase price to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) required a significant amount of judgment and was considered a critical estimate.   Such allocation of certain aspects of the purchase price to items that are more complex to value was performed by an independent valuation firm based on information provided by management.  See Note 2 for additional information concerning the assignment of fair values to the assets acquired and liabilities assumed of Embarq.

Income taxes.  We estimate our current and deferred income taxes based on our assessment of the future tax consequences of transactions that have been reflected in our financial statements or applicable tax returns.  Actual income taxes paid could vary from these estimates due to future changes in income tax law or the resolution of audits by federal and state taxing authorities.  We maintain liabilities for unrecognized tax benefits for various uncertain tax positions taken in our tax returns.  These liabilities are estimated based on our judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances.  Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.  During 2009, 2008 and 2007, we recognized approximately $15.7 million, $12.8 million, and $32.7 million, respectively, of previously unrecognized tax benefits (including related interest and net of federal tax benefit) and other adjustments upon finalization of tax returns.  Such benefits were recorded primarily as a result of the favorable resolution of audits, administrative practices and the lapse of statute of limitations in certain jurisdictions.  See Note 12 for additional information regarding our unrecognized tax benefits.

For additional information on our critical accounting policies, see “Accounting Pronouncements” and “Regulation and Competition – Other Matters” below, and the Notes to our consolidated financial statements included elsewhere herein.

INFLATION

The vast majority of our telephone operations are now regulated under price-cap regulation for interstate purposes, for which price changes for certain revenue components are limited to the rate of inflation.  As operating expenses in our nonregulated lines of business increase as a result of inflation, we, to the extent permitted by competition, attempt to recover the costs by increasing prices for our services and equipment.

MARKET RISK

We are exposed to market risk from changes in interest rates on our long-term debt obligations.  We have estimated our market risk using sensitivity analysis.  Market risk is defined as the potential change in the fair value of a fixed-rate debt obligation due to a hypothetical adverse change in interest rates.  We determine fair value of long-term debt obligations based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets.  The results of the sensitivity analysis used to estimate market risk are presented below, although the actual results may differ from these estimates.

In connection with our Embarq acquisition, Embarq’s existing long-term debt as of the acquisition date was valued at its estimated fair value.  At December 31, 2009, we estimated the fair value of our long-term debt to be $8.4 billion based on the overall weighted average interest rate of our debt of 7.1% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  As of December 31, 2009, approximately 96.2% of our long-term debt obligations were fixed rate.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 71 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $362.1 million decrease in fair value of our fixed-rate long-term debt at December 31, 2009, but would have no impact on our results of operations or cash flows.    A 100 basis point increase in variable interest rates would have had a negative pre-tax impact of approximately $2.6 million on our results of operations and cash flows for the twelve months ended December 31, 2009, but would have no impact on the fair value of our long-term variable-rate debt.

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

In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the $500 million principal amount of our Series L senior notes, due 2012.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of December 31, 2009, we had no derivative instruments outstanding.

            We are also exposed to market risk from changes in the fair value of our pension plan assets.  While our pension plan asset returns were positive for 2009, the loss on our incumbent pension plan assets was approximately 28% for 2008.  If our actual return on plan assets is significantly lower than our expected return assumption, our net periodic pension expense will increase in the future and we may be required to contribute additional funds to our pension plans in the future.  The pension plan we assumed in our acquisition of Embarq was substantially underfunded as of the acquisition date.  During the last half of 2009, we contributed $115 million to the Embarq pension plan.  Such plan may require a significant amount of additional funding in the near future.  Based on current actuarial estimates as of December 31, 2009 that assume a $300 million contribution in 2010, the utilization of our existing remaining credit balance to partially satisfy future required cash contributions and assuming no further discretionary contributions are made, we would not be required to make a minimum contribution to the legacy Embarq pension plan until 2012.  Our minimum required contributions to our other pension plans are immaterial.  The actual level of contributions required in future years can change significantly depending on discount rates and actual returns on plan assets.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our dividend payments and our operating and capital expenditures.  During the last few months of 2008, we borrowed against our long-term revolving credit facility and held excess cash to provide us flexibility in the challenging economic environment.  As a result, our working capital position was positive as of December 31, 2008.  During 2009, we repaid a portion of these borrowings which resulted in a negative working capital position as of December 31, 2009, which is more representative of our typical working capital position.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Operating activities.  Net cash provided by operating activities was $1.574 billion, $853.3 million and $1.030 billion in 2009, 2008 and 2007, respectively.  Payments for income taxes aggregated $258.9 million, $208.8 million and $185.3 million in 2009, 2008 and 2007, respectively.  In 2009, we paid approximately $54 million to fund lump sum distributions under our frozen supplemental executive retirement plan upon the discontinuance of such plan and under change of control provisions triggered upon the acquisition of Embarq.  We also contributed $115 million to the legacy Embarq pension plan during the last half of 2009.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see “Results of Operations” above.

Investing activities.  Net cash used in investing activities was $678.8 million, $389.0 million and $619.2 million in 2009, 2008 and 2007, respectively.  Payments for property, plant and equipment were $754.5 million in 2009 (which includes $396.1 million of capital expenditures attributable to our Embarq operations subsequent to our July 1, 2009 acquisition of Embarq), $286.8 million in 2008 and $326.0 million in 2007.  Capital expenditures for 2009 include approximately $75.1 million of one-time capital expenditures related to the integration of Embarq.  We used $306.8 million of cash (net of approximately $20.0 million of acquired cash) to purchase Madison River Communications Corp. and pay related closing costs on April 30, 2007.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the Federal Communications Commission’s (“FCC”) auction of 700 megahertz (“MHz”) wireless spectrum.  We expect to complete our planning regarding the use of this spectrum in the first half of 2010 and to begin our trial phase in late 2010 or early 2011.  Based on our planning, we are considering developing wireless voice and data service capabilities based on equipment using LTE (Long-Term Evolution) technology.  Given that simple data devices are not expected to be commercially available until later this year and more complex, integrated voice and data devices such as smartphones are not expected to be available until 2012, we do not expect to deploy network equipment, other than trial equipment, in 2010.  Therefore, our deployment plans will not likely result in any material impact to our capital and operating budgets for 2010.

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

In anticipation of making lump sum distributions to certain participants of our SERP in early 2009, we liquidated our investments in marketable securities in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents by $34.9 million.  As noted above, the lump sum distributions were paid in 2009 and aggregated approximately $54 million.

Financing activities.  Net cash used in financing activities was $976.4 million during 2009, $255.4 million in 2008, and $402.1 million in 2007.   In September 2009, we received net proceeds of $644.4 million from the issuance of $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes.  In October 2009, the proceeds from these note offerings, along with additional borrowings under our existing credit facility, were used to buy back an aggregate of $746.1 million of CenturyTel, Inc. and Embarq indebtedness (see Note 5 for additional information).  During 2008, we paid our $240 million Series F Senior Notes at maturity primarily using borrowings from our credit facility.

In accordance with previously announced stock repurchase programs, we repurchased 9.7 million shares (for $347.3 million) and 10.2 million shares (for $460.7 million) in 2008 and 2007, respectively.

In late March 2007, we publicly issued an aggregate of $750 million of Senior Notes.  The net proceeds from the issuance of such Senior Notes aggregated approximately $741.8 million and were used (along with cash on hand and approximately $50 million of borrowings under our commercial paper program) to (i) finance the initial purchase price for the April 30, 2007 acquisition of Madison River ($322 million) and (ii) pay off Madison River’s existing indebtedness (including accrued interest) at closing ($522 million).

In June 2008, our Board of Directors (i) increased our annual cash dividend to $2.80 from $.27 per share and (ii) declared a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. In February 2010, our Board of Directors further increased our quarterly dividend to $.725 per share.  Based on current circumstances, we intend to continue our current dividend practice, subject to our intention to maintain investment grade credit ratings on our senior debt and any other factors that our Board in its discretion deems relevant.

In the first quarter of 2008, we received a net cash settlement of approximately $20.7 million from the termination of all of our existing derivative instruments.  See “Market Risk” above for additional information concerning the termination of these derivatives.

During 2008, CenturyTel suffered a substantial loss on its pension plan assets.  The pension plan we assumed in our acquisition of Embarq was substantially underfunded as of the acquisition date.  If this underfunded status continues, we may be required to contribute additional funds to our pension plan in the near future.  To reduce the underfunded position, in March 2010 we expect to contribute $300 million to the legacy Embarq pension plan using cash on hand and borrowings from our credit facility.  For further information, see Item 1A - Risk Factors, of this annual report.

As previously announced, Embarq amended its credit facility to enable the facility to remain in place as an $800 million revolving credit facility after the completion of the merger through May 2011.  See Note 2 for additional information.

Subsequent to the Embarq acquisition, we have available two unsecured revolving credit facilities, (i) a five-year, $728 million facility of CenturyTel which expires in December 2011 and (ii) an $800 million facility of Embarq which expires in May 2011.  These credit facilities contain financial covenants that require us to meet certain leverage ratios and minimum interest coverage ratios.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  As of December 31, 2009, approximately $46 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of December 31, 2009, we had approximately $291.2 million outstanding under our credit facilities (all of which relates to CenturyTel’s facility) and no amounts outstanding under our commercial paper program.

As described in Note 5, we called for redemption on August 14, 2007, all of our $165 million aggregate principal amount of Series K convertible senior debentures, subject to the right of holders to convert their debentures into shares of our common stock at a conversion price of $40.455.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.  The remaining $15.4 million of outstanding debentures were retired for cash (including premium and accrued and unpaid interest).

Other.  For 2010, we have budgeted between $825-875 million for capital expenditures.  Previously, we concluded that our prior extensive capital investment in our wireline network permitted us to reduce wireline network capital spending to maintenance levels.  Our 2010 capital expenditure budget also includes amounts for expanding our new service offerings and our data networks.

The following table contains certain information concerning our material contractual obligations as of December 31, 2009.

	Payments due by period
Contractual obligations	Total	2010	2011-2012	2013-2014	2014 and Other
	(Dollars in thousands)
Long-term debt, including current maturities and capital lease obligations (1)	$7,753,718	500,065	630,328	849,926	5,773,399

Interest on long-term debt obligations	$6,714,617	539,504	1,003,065	874,946	4,297,102

Unrecognized tax benefits (2)	$81,663	-	-	-	81,663
(1)  For additional information on the terms of our outstanding debt instruments, see Note 5 to the consolidated financial statements included in Item 8 of this annual report.

(2)  Represents the amount of tax and interest we would pay assuming we are required to pay the entire amount that we have reserved for our unrecognized tax benefits (see Note 12 for additional information).  The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the “After 2014 and Other” column in the above table.

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

            Moody’s Investors Service (“Moody’s”) currently rates CenturyTel, Inc.’s and Embarq Corporation’s long-term debt Baa3 (with a stable outlook).  Standard & Poor’s (“S&P”) rates the same long-term debt BBB- (with a stable outlook).  Our commercial paper program is rated P-3 by Moody’s and A-3 by S&P.  Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our revolving credit facility.  Downgrades could also restrict our access to the capital markets, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

          The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31, 2009, 2008 and 2007.  The debt to total capitalization ratio for 2009 reflects our Embarq acquisition.  The ratio of earnings to fixed charges and preferred stock dividends calculation for 2009 reflects the operations of Embarq only since July 1, 2009.

	2009	2008	2007

Debt to total capitalization	45.0%	51.2	46.9
Ratio of earnings to fixed charges
and preferred stock dividends*	3.17	3.74	3.85

*      For purposes of the chart above, “earnings” consist of income before income taxes (before extraordinary item) and fixed charges, and “fixed charges” include our interest expense, including amortized debt issuance costs, and our preferred stock dividend costs.

Regulation and Competition

The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes.  These changes may have a significant impact on the future financial performance of all communications companies.

Events affecting the communications industry.  Wireless telephone services increasingly constitute a significant source of competition with LEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  Similarly, electronic mail and other digital communications continue to reduce the demand for traditional landline voice services.  We anticipate these trends will continue.

            Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years as the overall program is modernized.  As mandated by the 1996 Act, in May 2001 the FCC modified its existing universal service support mechanism for rural telephone companies by adopting an interim mechanism for a five-year period based on embedded, or historical, costs that provide relatively predictable levels of support to many LECs, including substantially all of our LECs.   In May 2006, the FCC extended this interim mechanism until such time that new high-cost support rules are adopted for rural telephone companies.  Increased requests for payments, coupled with changes in usage of telecommunications services, have placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including payments we receive from the USF High Cost Loop program.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop program (exclusive of USF revenues recognized during the last half of 2009 in connection with our Embarq acquisition) to decrease approximately $13 million in 2009 when compared to 2008.  We estimate that our 2010 revenues from the USF High Cost Loop program will be approximately $45 million lower as compared to the annual run rate for the last half of 2009.

Technological developments have led to the development of new services that compete with traditional LEC services.  Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  Improvements in the quality of "Voice-over-Internet Protocol" ("VoIP") service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers frequently use existing broadband networks to deliver flat-rate, all distance calling plans that may offer features that cannot readily be provided by traditional LECs and may be priced below those currently charged for traditional local and long distance telephone services.  In late 2003, the FCC initiated a rulemaking intended to address the regulation of VoIP, and has adopted orders establishing some initial broad regulatory guidelines.  The FCC has not completed the rulemaking, but could address the treatment of VoIP traffic and services by concluding this proceeding or in combination with intercarrier compensation reform proceedings already underway.  There can be no assurance that future rulemaking will be on terms favorable to ILECs, or that VoIP providers will not successfully compete for our customers.

Beginning in 2003, the FCC opened broad intercarrier compensation proceedings designed to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, transiting or delivering telecommunications traffic.   In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation.  Broad industry negotiations have taken place with the goal of developing a consensus plan that addresses the concerns of carriers from all industry segments.  The ultimate outcome of the FCC’s intercarrier compensation proceedings could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the federal USF.  Until the FCC’s proceedings conclude and the changes, if any, to the existing rules are established, we cannot estimate the impact these proceedings will have on our operations.

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

Recent events affecting us.  During the last few years, most of the states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the LEC business.  The number of companies which have requested authorization to provide local exchange service in our service areas has increased in recent years, particularly in Embarq’s legacy markets, and we anticipate that similar action may be taken by others in the future.

Certain long distance carriers continue to request that certain of our ILECs reduce intrastate access tariffed rates.  Long distance carriers have also aggressively pursued regulatory or legislative changes that would reduce access rates.   In light of pending intercarrier compensation reform that is expected to address intrastate access charges, most states are deferring action until they receive direction from the FCC.  However, some carriers are continuing to pursue lower intrastate access rates in some states.   Currently, we are responding to carrier complaints, legislation or investigations regarding our intrastate switched access rate levels in Minnesota, Missouri, Ohio, Pennsylvania, North Carolina, Wisconsin, and Virginia. Although the outcome cannot be determined at this time, we believe our intrastate switched access rate levels are appropriate and we plan to vigorously defend them.

Over the past few years, each of the FCC, Universal Service Administrative Company and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000, and in July 2009 we received a second subpoena requesting information about our participation in the E-rate program for Wisconsin schools and libraries since 2004.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and none of the audits completed to date has identified any material issues regarding our participation in the USF program.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.  We have complied with and are continuing to respond to all requests for information.

We expect our 2010 operating revenues to be higher than 2009 since 2010 will include a full year of operating results from our Embarq properties acquired July 1, 2009.  Excluding this impact, we expect our operating revenues in 2010 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   In addition, our revenues will be negatively impacted in 2010 compared to 2009 due to a full year impact of the elimination of all intercompany transactions with regulated affiliates resulting from the discontinuance of regulatory accounting that was effective July 1, 2009 (which will not impact operating income levels since there will be an equivalent amount of expenses eliminated).  We expect such revenue declines to be partially offset primarily due to increased demand for our high-speed Internet service offering.

For a more complete description of regulation and competition impacting our operations and various attendant risks, please see Items 1 and 1A of this annual report.

Other matters.   Through June 30, 2009, CenturyTel accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of codification ASC 980-10 (formerly SFAS 71) which addresses regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to regulatory accounting.

As we previously disclosed, on July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).

In the third quarter of 2009, we recorded a net non-cash extraordinary after-tax gain of approximately $136.0 million upon the discontinuance of regulatory accounting.  See Note 15 for additional information.

We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2009 have not been material, and we currently do not believe that such costs will become material.

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, as stated in their report which is included herein.

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

March 1, 2010

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 2, 9 and 13 to the consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for business combinations, non-controlling interests and earnings per share.  In addition, as discussed in Note 12 to the consolidated financial statements, effective January 1, 2007, the Company changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Shreveport, Louisiana
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyTel, Inc.:

We have audited CenturyTel, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CenturyTel, Inc. and subsidiaries as listed in Item 15(a)(1), and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Shreveport, Louisiana
March 1, 2010

CENTURYTEL, INC.
Consolidated Statements of Income

	Year ended December 31,
	2009	2008	2007
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$4,974,239	2,599,747	2,656,241

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,752,087	955,473	937,375
Selling, general and administrative	1,014,341	399,136	389,533
Depreciation and amortization	974,710	523,786	536,255
Total operating expenses	3,741,138	1,878,395	1,863,163

OPERATING INCOME	1,233,101	721,352	793,078

OTHER INCOME (EXPENSE)
Interest expense	(370,414)	(202,217)	(212,906)
Other income (expense)	(48,175)	42,252	40,029
Total other income (expense)	(418,589)	(159,965)	(172,877)

INCOME BEFORE INCOME TAX EXPENSE	814,512	561,387	620,201
Income tax expense	301,881	194,357	200,572

INCOME BEFORE NONCONTROLLING INTERESTS AND EXTRAORDINARY ITEM	512,631	367,030	419,629
Noncontrolling interests	(1,377)	(1,298)	(1,259)
NET INCOME BEFORE EXTRAORDINARY ITEM	511,254	365,732	418,370
Extraordinary item, net of income tax expense and noncontrolling interests (see Note 15)	135,957	-	-
NET INCOME ATTRIBUTABLE TO
CENTURYTEL, INC.	$647,211	365,732	418,370

BASIC EARNINGS PER SHARE
Income before extraordinary item	$2.55	3.53	3.79
Extraordinary item	$.68	-	-
Basic earnings per share	$3.23	3.53	3.79

DILUTED EARNINGS PER SHARE
Income before extraordinary item	$2.55	3.52	3.71
Extraordinary item	$.68	-	-
Diluted earnings per share	$3.23	3.52	3.71

DIVIDENDS PER COMMON SHARE	$2.80	2.1675	.26
AVERAGE BASIC SHARES OUTSTANDING	198,813	102,268	109,360
AVERAGE DILUTED SHARES OUTSTANDING	199,057	102,560	112,787

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)

NET INCOME BEFORE NONCONTROLLING INTERESTS	$650,133	367,030	419,629

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Marketable securities:
Unrealized gain (loss) on investments, net of($332) and $547 tax	-	(533)	877
Reclassification adjustment for gain included in net income, net of ($1,730) tax	-	(2,776)	-
Derivative instruments:
Net gains on derivatives hedging variability of cash flows, net of $294 tax	-	-	471
Reclassification adjustment for gains included in net income, net of $267, $267 and $254 tax	429	429	407
Items related to employee benefit plans:
Change in net actuarial loss, net of $30,100, ($48,656) and $28,583 tax	39,209	(82,505)	52,485
Change in net prior service credit, net of ($5,798), ($589) and $1,724 tax	(9,301)	(945)	2,766
Reclassification adjustment for gains (losses) included in net income:
Amortization of net actuarial loss, net of $6,161, $1,198 and $4,409 tax	9,883	1,921	6,554
Amortization of net prior service credit, net of ($1,270), $2,261 and ($771) tax	(2,037)	3,627	(1,236)
Amortization of unrecognized transition asset, net of ($55) tax	-	-	(89)
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of taxes	38,183	(80,782)	62,235

COMPREHENSIVE INCOME	688,316	286,248	481,864
Comprehensive income attributable to noncontrolling interests	(2,922)	(1,298)	(1,259)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$685,394	284,950	480,605

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$161,807	243,327
Accounts receivable
Customers, less allowance of $38,275 and $10,973	487,958	153,838
Interexchange carriers and other, less allowance of $9,175 and $5,317	197,631	62,178
Income tax receivable	115,684	14,276
Materials and supplies, at average cost	35,755	8,862
Deferred income tax asset	83,319	29,421
Other	41,437	43,505
Total current assets	1,123,591	555,407

NET PROPERTY, PLANT AND EQUIPMENT	9,097,139	2,895,892

GOODWILL AND OTHER ASSETS
Goodwill	10,251,758	4,015,674
Other intangible assets
Customer list	1,130,817	146,283
Other	315,601	42,750
Other assets	643,823	598,189
Total goodwill and other assets	12,341,999	4,802,896
TOTAL ASSETS	$22,562,729	8,254,195

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$500,065	20,407
Accounts payable	394,687	135,086
Accrued expenses and other current liabilities
Salaries and benefits	255,103	99,648
Other taxes	98,743	44,137
Interest	108,020	75,769
Other	168,203	26,773
Advance billings and customer deposits	182,374	56,570
Total current liabilities	1,707,195	458,390

LONG-TERM DEBT	7,253,653	3,294,119

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,256,579	854,102
Benefit plan obligations	1,485,564	348,140
Other deferred credits	392,939	131,636
Total deferred credits and other liabilities	4,135,082	1,333,878

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 299,189,279 and 100,277,216 shares	299,189	100,277
Paid-in capital	6,014,051	39,961
Accumulated other comprehensive loss, net of tax	(85,306)	(123,489)
Retained earnings	3,232,769	3,146,255
Preferred stock - non-redeemable	236	236
Noncontrolling interests	5,860	4,568
Total stockholders' equity	9,466,799	3,167,808

TOTAL LIABILITIES AND EQUITY	$22,562,729	8,254,195

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$648,588	367,030	419,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974,710	523,786	536,255
Extraordinary item	(135,957)	-	-
Gains on asset dispositions and liquidation of marketable securities	-	(12,452)	(15,643)
Deferred income taxes	153,950	67,518	1,018
Share-based compensation	55,153	16,390	19,962
Income from unconsolidated cellular entity	(19,087)	(12,045)	(14,578)
Distributions from unconsolidated cellular entity	20,100	15,960	10,229
Changes in current assets and current liabilities:
Accounts receivable	(23,778)	(7,978)	15,920
Accounts payable	(32,209)	14,043	(13,698)
Accrued taxes	(150,073)	(64,778)	11,604
Other current assets and other current liabilities, net	121,380	(15,612)	23,782
Retirement benefits	(82,114)	(26,066)	27,350
Excess tax benefits from share-based compensation	(4,194)	(1,123)	(6,427)
(Increase) decrease in noncurrent assets	(2,347)	9,744	12,718
Increase (decrease) in other noncurrent liabilities	41,649	(27,561)	(20,781)
Other, net	7,944	6,444	22,646
Net cash provided by operating activities	1,573,715	853,300	1,029,986

INVESTING ACTIVITIES
Payments for property, plant and equipment	(754,544)	(286,817)	(326,045)
Cash acquired from Embarq acquisition	76,906	-	-
Purchase of wireless spectrum	(2,000)	(148,964)	-
Acquisitions, net of cash acquired	-	-	(306,805)
Proceeds from liquidation of marketable securities	-	34,945	-
Proceeds from redemption of Rural Telephone Bank stock	-	-	5,206
Proceeds from sale of assets	1,595	15,809	8,231
Other, net	(801)	(3,968)	225
Net cash used in investing activities	(678,844)	(388,995)	(619,188)

FINANCING ACTIVITIES
Payments of debt	(1,097,064)	(285,401)	(712,980)
Net proceeds from issuance of debt	644,423	563,115	741,840
Repurchase of common stock	(15,563)	(347,264)	(460,676)
Net proceeds from settlement of hedges	-	20,745	-
Proceeds from issuance of common stock	56,823	14,599	49,404
Excess tax benefits from share-based compensation	4,194	1,123	6,427
Cash dividends	(560,697)	(220,266)	(29,052)
Other, net	(8,507)	(2,031)	2,973
Net cash used in financing activities	(976,391)	(255,380)	(402,064)

Net increase (decrease) in cash and cash equivalents	(81,520)	208,925	8,734
Cash and cash equivalents at beginning of year	243,327	34,402	25,668

CASH AND CASH EQUIVALENTS AT END OF YEAR	$161,807	243,327	34,402

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2009	2008	2007
	(Dollars, except per share amounts, and shares in thousands)
COMMON STOCK (represents dollars and shares)
Balance at beginning of year	$100,277	108,492	113,254
Issuance of common stock to acquire Embarq Corporation	196,083	-	-
Repurchase of common stock	-	(9,626)	(10,172)
Conversion of debt into common stock	-	-	3,699
Conversion of preferred stock into common stock	-	367	26
Shares withheld to satisfy tax withholdings	(503)	(50)	(41)
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3,332	1,094	1,726
Balance at end of year	299,189	100,277	108,492

PAID-IN CAPITAL
Balance at beginning of year	39,961	91,147	24,256
Issuance of common stock to acquire Embarq Corporation, including portion of share-based compensation awards assumed by CenturyTel	5,873,904	-	-
Repurchase of common stock	-	(91,408)	(154,970)
Shares withheld to satisfy tax withholdings	(15,060)	(1,667)	(66)
Conversion of debt into common stock	-	-	142,732
Conversion of preferred stock into common stock	-	6,368	453
Issuance of common stock through dividend reinvestment, incentive and benefit plans	53,491	13,505	47,678
Excess tax benefits from share-based compensation	4,194	1,123	6,427
Share-based compensation	55,153	16,390	19,962
Other	2,408	4,503	4,675
Balance at end of year	6,014,051	39,961	91,147

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of year	(123,489)	(42,707)	(104,942)
Net change in other comprehensive loss (net of reclassification adjustment), net of tax	38,183	(80,782)	62,235
Balance at end of year	(85,306)	(123,489)	(42,707)

RETAINED EARNINGS
Balance at beginning of year	3,146,255	3,245,302	3,150,933
Net income attributable to CenturyTel, Inc.	647,211	365,732	418,370
Repurchase of common stock	-	(244,513)	(293,728)
Shares withheld to satisfy tax withholdings	-	-	(1,699)
Cumulative effect of adoption of FIN 48 (see Note 12)	-	-	478
Cash dividends declared
Common stock - $2.80, $2.1675 and $.26 per share	(560,685)	(220,086)	(28,684)
Preferred stock	(12)	(180)	(368)
Balance at end of year	3,232,769	3,146,255	3,245,302

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	236	6,971	7,450
Conversion of preferred stock into common stock	-	(6,735)	(479)
Balance at end of year	236	236	6,971

NONCONTROLLING INTERESTS
Balance at beginning of period	4,568	6,605	8,013
Net income attributable to noncontrolling interests	1,377	1,298	1,259
Extraordinary gain attributable to noncontrolling interests	1,545	-	-
Distributions to noncontrolling interests	(1,630)	(3,335)	(2,667)
Balance at end of period	5,860	4,568	6,605

TOTAL STOCKHOLDERS' EQUITY	$9,466,799	3,167,808	3,415,810

See accompanying notes to consolidated financial statements.

CENTURYTEL, INC.
Notes to Consolidated Financial Statements
December 31, 2009

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Embarq acquisition - On July 1, 2009, pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of October 26, 2008 (the “Merger Agreement”), we acquired Embarq Corporation (“Embarq”) through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyTel.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  See Note 2 for additional information related to the Embarq acquisition.

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.

Regulatory accounting – Through June 30, 2009, CenturyTel accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to regulatory accounting.  On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).  In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income of $136.0 million after-tax.  See Note 15 for additional information.

Subsequent to the July 1, 2009 discontinuance of regulatory accounting, all intercompany transactions with affiliates have been eliminated from the consolidated financial statements.  Prior to July 1, 2009, intercompany transactions with regulated affiliates subject to regulatory accounting were not eliminated in connection with preparing the consolidated financial statements, as allowed by the provisions of regulatory accounting.   The amount of intercompany revenues and costs that were not eliminated related to the first half of 2009 approximated $114 million.

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

Property, plant and equipment – As discussed in Note 2, the property acquired in connection with the acquisition of Embarq was recorded based on its fair value.  Substantially all other telephone plant is stated at original cost.  Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized.  Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense.  Depreciation of telephone plant is provided on the straight line method using class or overall group rates; such average rates range from 2% to 25%.

Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized.  Depreciation of such property is provided on the straight line method over estimated service lives ranging from two to 35 years.

Goodwill and other long-lived assets – Goodwill recorded in a business combination is required to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value.  Applicable accounting guidance also stipulates certain factors to consider regarding whether or not a triggering event has occurred that would require performance of an interim goodwill impairment test. We test impairment of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). We base our estimates of the fair value of the reporting unit on valuation models using criterion such as multiples of earnings.  See Note 3 for additional information.  Other long-lived assets (exclusive of goodwill) are reviewed for impairment whenever events and circumstances indicate that such carrying amount cannot be recoverable by assessing the recoverability of the carrying value through undiscounted net cash flows expected to be generated by the assets.  During 2007, we recognized a $16.6 million pre-tax impairment charge in order to write-down the value of certain of our long-lived assets in certain of our CLEC markets to their estimated realizable value.  Such assets were subsequently sold in two separate transactions in 2008.

Income taxes - We file a consolidated federal income tax return with our eligible subsidiaries.  We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.

Postretirement and pension plans – We recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or a liability on our balance sheet, with an adjustment to stockholders’ equity (reflected as an increase or decrease in accumulated other comprehensive income or loss) for the accumulated actuarial gains or losses.   See Notes 10 and 11 for additional information.

Stock-based compensation – We measure our cost of awarding employees with equity instruments based upon allocations of the fair value of the award on the grant date.  See Note 14 for additional information.

Derivative financial instruments – We account for derivative instruments and hedging activities in accordance with applicable accounting guidance which requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.  On the date a derivative contract is entered into, we designate the derivative as either a fair value or cash flow hedge.  A hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment is a fair value hedge. A hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability is a cash flow hedge.  We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not, or is no longer, highly effective as a hedge, we would discontinue hedge accounting prospectively.  We recognize all derivatives on the balance sheet at their fair value.  Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of accumulated other comprehensive income (loss)), depending on the use of the derivative and whether it qualifies for hedge accounting.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.  See Note 6 for additional information.

Earnings per share – We determine basic earnings per share amounts on the basis of the weighted average number of common shares outstanding during the applicable accounting period.  Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.  See Note 13 for additional information.

Cash equivalents - We consider short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

(2)           ACQUISITIONS

On July 1, 2009, pursuant to the terms and conditions of the Merger Agreement, we acquired Embarq through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyTel.  Such acquisition was recorded pursuant to Financial Accounting Standards Board guidance on business combinations, which was effective for all business combinations consummated on or after January 1, 2009, as more fully described below.

As a result of the acquisition, each outstanding share of Embarq common stock was converted into the right to receive 1.37 shares of CenturyTel common stock (“CTL common stock”), with cash paid in lieu of fractional shares. Based on the number of CenturyTel common shares issued to consummate the merger (196.1 million), the closing stock price of CTL common stock as of June 30, 2009 ($30.70) and the pre-combination portion of share-based compensation awards assumed by CenturyTel ($50.2 million), the aggregate merger consideration approximated $6.1 billion.  The premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification, leveraged combined networks and improved competitive positioning.  None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $2.563 billion of operating revenues of Embarq are included in our consolidated results of operations for 2009.  CenturyTel was the accounting acquirer in this transaction.  We have recognized Embarq’s assets and liabilities at their acquisition date estimated fair values pursuant to business combination accounting rules that were effective for acquisitions consummated on or after January 1, 2009.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) require a significant amount of judgment.  The fair value of property, plant and equipment and identifiable intangible assets were determined based upon analysis performed by an independent valuation firm.  The fair value of pension and postretirement obligations was determined by independent actuaries.  The fair value of long-term debt was determined by management based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets.  All other fair value determinations, which consisted primarily of current assets, current liabilities and deferred income taxes, were made by management.  The following is a preliminary assignment of the fair value of the assets acquired and liabilities assumed based on currently available information.

Fair value as of July 1, 2009
(Dollars in thousands)

Current assets*	$675,720
Net property, plant and equipment	6,077,672
Identifiable intangible assets
Customer list	1,098,000
Rights of way	268,472
Other (trademarks, internally developed software, licenses)	26,817
Other non-current assets	24,131
Current liabilities	(828,385)
Long-term debt, including current maturities	(4,886,708)
Other long-term liabilities	(2,621,358)
Goodwill	6,236,084
Total purchase price	$6,070,445

*
Includes a fair value of $440 million assigned to accounts receivable which had a gross contractual value of $492 million as of July 1, 2009. The $52 million difference represents our best estimate of the contractual cash flows that will not be collected.

    We recognized approximately $64 million of liabilities arising from contingencies as of the acquisition date on the basis that it was probable that a liability had been incurred and the amount could be reasonably estimated.  Such contingencies primarily relate to transaction and property tax contingencies and contingencies arising from billing disputes with various parties in the communications industry.  The assignment of fair values to Embarq’s assets and liabilities has not been finalized as of December 31, 2009.  Further adjustments may be necessary prior to June 30, 2010, particularly as it relates to contingent liabilities and other long-term liabilities (including deferred income taxes).

The following unaudited pro forma financial information presents the combined results of CenturyTel and Embarq as though the acquisition had been consummated as of January 1, 2009 and 2008, respectively, for the two periods presented below.

	Twelve months
	ended December 31,
	2009	2008
	(Dollars in thousands)

Operating revenues	$7,645	8,289
Income before extraordinary item	895	1,087
Basic earnings per share before extraordinary item	3.00	3.55
Diluted earnings per share before extraordinary item	2.99	3.53

These results include certain adjustments, primarily due to increased depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the remeasurement of the benefit obligations, and the related income tax effects.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the periods indicated nor is it necessarily indicative of future operating results.  Other than those actually realized subsequent to the July 1, 2009 acquisition date, the pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

During 2009, we recognized an aggregate of approximately $253.7 million of integration, transaction and other costs related to the Embarq acquisition.  Of the $253.7 million, approximately $47.2 million related to closing costs, including investment banker and legal fees, in connection with consummation of the merger and is reflected as an operating expense.  In addition, we incurred approximately $206.5 million of integration-related operating expenses related to system and customer conversions, employee-related severance and benefit costs and branding costs associated with changing our trade name to CenturyLink.

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

On January 23, 2009, Embarq amended its Credit Agreement to effect, upon completion of the merger, a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enabled the Credit Agreement, as amended, to remain in place after the merger.  Previously, in connection with the Merger Agreement, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would be available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter and paid an aggregate of $8.0 million to the lenders.  Such amount has been reflected as an expense (in Other income (expense)) in 2009.

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

(3)           GOODWILL AND OTHER ASSETS

Goodwill and other assets at December 31, 2009 and 2008 were composed of the following:

December 31,	2009	2008
	(Dollars in thousands)

Goodwill	$10,251,758	4,015,674
Intangible assets subject to amortization
Customer list, less accumulated amortization of $148,491 and $35,026	1,130,817	146,283
Other, less accumulated amortization of $22,466	47,101	42,750
Intangible assets not subject to amortization	268,500	-
Billing system development costs, less accumulated amortization
of $61,672 and $49,979	174,872	181,210
Investment in 700 MHz wireless spectrum licenses	149,425	148,964
Cash surrender value of life insurance contracts	100,945	96,606
Deferred costs associated with installation activities	91,865	77,202
Investment in unconsolidated cellular partnership	32,679	33,662
Other	94,037	60,545

	$12,341,999	4,802,896

Our goodwill was derived from numerous previous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired.  The increase in goodwill and intangible assets from December 31, 2008 is due to our acquisition of Embarq.  See Note 2 for additional information concerning the fair value assigned to these assets.

The vast majority of our goodwill is attributable to our telephone operations, which we internally operate and manage based on five geographic regions which were established in connection with our acquisition of Embarq.  Prior to this, our operations were managed based on three geographic regions.  We test for goodwill impairment for our telephone operations at the region level due to the similar economic characteristics of the individual reporting units that comprise each region.  Impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill).  Estimates of the fair value of the reporting unit of our telephone operations are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization).  We also evaluate goodwill impairment of our other operations primarily based on multiples of earnings and revenues.  If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

As of September 30, 2009, we completed our annual impairment test of goodwill based on our historical three geographic regions.  Such impairment test excluded the goodwill associated with our acquisition of Embarq pending finalization of the determination of the fair values of assets acquired and liabilities assumed in connection therewith.  We determined that our goodwill (excluding the goodwill associated with the Embarq acquisition) was not impaired as of September 30, 2009.  During the fourth quarter of 2009, we performed an additional goodwill impairment test which included the goodwill associated with our Embarq acquisition (based on preliminary fair value determinations).  Based on the analysis performed, we determined that goodwill was not impaired as of December 31, 2009.

We are amortizing our customer list intangible asset associated with our Embarq acquisition over an average of 10 years using an accelerated method of amortization (sum-of-the-years digits) to more closely match the estimated cash flow generated by such asset.  Our remaining customer list intangible assets are being amortized over a range of 5-15 years using the straight-line amortization method.  Effective July 1, 2009 we changed the assessment of useful life for our franchise rights from indefinite to 20 years (straight-line).

Total amortization expense related to the intangible assets subject to amortization for 2009 was $135.9 million (which includes $118.4 million of amortization related to intangible assets from our Embarq acquisition) and is expected to be $206.4 million for 2010, $185.6 million for 2011, $164.5 million for 2012, $145.2 million in 2013 and $126.0 million in 2014 (based on intangible assets held at December 31, 2009 and based on the determination of fair values related to Embarq’s assets acquired and liabilities assumed as discussed further in Note 2).

We accounted for the costs to develop an integrated billing and customer care system in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Aggregate capitalized costs (before accumulated amortization) totaled $236.5 million and are being amortized over a twenty-year period.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz (“MHz”) wireless spectrum.

The costs associated with installation activities are deferred and recognized as an operating expense over the estimated life of the customer relationship (10 years).  Such costs are only deferred to the extent of the related deferred revenue.

(4)           PROPERTY, PLANT AND EQUIPMENT

Net property, plant and equipment at December 31, 2009 and 2008 was composed of the following:

December 31,	2009	2008
	(Dollars in thousands)

Cable and wire	$8,133,830	4,659,001
Central office	4,611,407	2,861,929
General support	1,778,022	815,638
Fiber transport	343,208	327,010
Information origination/termination	85,029	81,296
Construction in progress	430,119	72,129
Other	175,148	51,448
	15,556,763	8,868,451
Accumulated depreciation	(6,459,624)	(5,972,559)
Net property, plant and equipment	$9,097,139	2,895,892

Depreciation expense was $838.8 million, $506.9 million and $524.1 million in 2009, 2008 and 2007, respectively.

(5)           LONG-TERM DEBT

Our long-term debt as of December 31, 2009 and 2008 was as follows:

December 31,	2009	2008
	(Dollars in thousands)
CenturyTel
.79%* Senior credit facility	$291,200	563,115
Senior notes and debentures:
7.20% Series D, due 2025	100,000	100,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H, due 2010	482,470	500,000
7.875% Series L, due 2012	317,530	500,000
5.0% Series M, due 2015	350,000	350,000
6.0% Series N, due 2017	500,000	500,000
5.5% Series O, due 2013	175,665	250,000
7.6% Series P, due 2039	400,000	-
6.15% Series Q, due 2019	250,000	-
Unamortized net discount	(5,331)	(6,539)
Unamortized premium associated with derivative instruments:
Series H senior notes	2,240	5,128
Series L senior notes	9,182	20,018
Total CenturyTel	3,297,956	3,206,722

Subsidiaries
Embarq Corporation
Senior notes
6.738% due 2013	528,256	-
7.1%, due 2016	2,000,000	-
8.0%, due 2036	1,485,000	-
8.1%* Other, due through 2025	524,273	-
Unamortized net discount	(178,155)	-
First mortgage debt
538%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	94,603	107,704
Other debt
10.0% notes	100	100
Capital lease obligations	1,685	-
Total subsidiaries	4,455,762	107,804
Total long-term debt	7,753,718	3,314,526
Less current maturities	500,065	20,407
Long-term debt, excluding current maturities	$7,253,653	3,294,119
* Weighted average interest rate at December 31, 2009

The approximate annual debt maturities for the five years subsequent to December 31, 2009 are as follows: 2010 - $500.1 million; 2011 - $302.8 million; 2012 - $327.6 million; 2013 - $818.4 million and 2014 $31.5 million.

Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters.  In addition, the transfer of funds from certain consolidated subsidiaries to CenturyTel is restricted by various loan agreements.  Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyTel, but may pay dividends if certain financial ratios are met.  At December 31, 2009, all of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

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

Various of our subsidiaries have outstanding first mortgage bonds or unsecured debentures.  Each issue of these first mortgage bonds are secured by substantially all of the property, plant and equipment of the issuing subsidiary.  Approximately 50% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

In September 2009, CenturyTel and its wholly-owned subsidiary, Embarq Corporation, commenced joint debt tender offers under which they offered to purchase up to $800 million of their outstanding notes.   In October 2009, (i) Embarq purchased for cash $471.7 million principal amount of its 6.738% Notes due 2013 and (ii) CenturyTel purchased for cash $74.3 million principal amount of its 5.5% Series O Senior Notes, due 2013, $182.5 million principal amount of its 7.875% Series L Senior Notes, due 2012, and $17.5 million principal amount of its 8.375% Series H Senior Notes, due 2010.  Due primarily to the premiums paid in connection with these debt extinguishments, we recorded a one-time pre-tax charge of approximately $61 million in the fourth quarter of 2009 related to the completion of the tender offers.

We funded these debt tender offers with net proceeds of $644.4 million from the September 2009 issuance of (i) $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes and (ii) additional borrowings under our existing revolving credit facility.

As of December 31, 2009, we have available two unsecured revolving credit facilities, (i) a $728 million five-year facility of CenturyTel which expires in December 2011 and (ii) an $800 million facility of Embarq which expires in May 2011.  The interest rate on revolving loans under the facility is based on our choice of several prevailing commercial lending rates plus an additional margin that varies depending on our credit ratings and aggregate borrowings under the facilities.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.   As of December 31, 2009, approximately $46 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of December 31, 2009, we had approximately $291.2 million outstanding under our credit facility (all of which relates to CenturyTel’s facility) and no amounts outstanding under our commercial paper program.

In August 2007, we called for redemption all of our $165 million aggregate principal amount 4.75% convertible senior debentures due 2032 at a redemption price of $1,023.80 per $1,000 principal amount of debentures, plus accrued and unpaid interest through August 13, 2007.  In accordance with the indenture, holders could elect to convert their debentures into shares of CenturyTel common stock at a conversion price of $40.455 per share prior to August 10, 2007.  In lieu of cash redemption, holders of approximately $149.6 million aggregate principal amount of the debentures elected to convert their holdings into approximately 3.7 million shares of CenturyTel common stock.  The remaining $15.4 million of outstanding debentures were retired for cash.

(6)	DERIVATIVE INSTRUMENTS

In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges were “fixed to variable” interest rate swaps that effectively converted our fixed rate interest payment obligations under these notes into obligations to pay variable rates.  In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  As of December 31, 2009, we had no derivative instruments outstanding.

(7)           DEFERRED CREDITS AND OTHER LIABILITIES

Deferred credits and other liabilities at December 31, 2009 and 2008 were composed of the following:

December 31,	2009	2008
	(Dollars in thousands)

Deferred federal and state income taxes	$2,256,579	854,102
Accrued pension costs	960,610	72,058
Accrued postretirement benefit costs	525,033	276,082
Deferred revenue	136,969	99,549
Unrecognized tax benefits for uncertain tax positions	83,931	3,138
Casualty insurance reserves	60,666	2,655
Other	111,294	26,294
	$4,135,082	1,333,878

For additional information on deferred federal and state income taxes, accrued pension costs and accrued postretirement benefit costs, see Notes 12, 11 and 10, respectively.

(8)           REDUCTIONS IN WORKFORCE

During each of the last three years, we have announced workforce reductions primarily due to (i) increased competitive pressures and the loss of access lines over the last several years; (ii) progression or completion of our Embarq and Madison River integration plans; and (iii) the elimination of certain customer service personnel due to reduced call volumes.  In connection therewith, we incurred pre-tax operating expense charges of approximately $80.6 million in 2009, $2.0 million in 2008 and $2.7 million in 2007 for severance and related costs.

The following table reflects additional information regarding the severance-related liability for 2009, 2008 and 2007 (in thousands):

Balance at December 31, 2006	$457
Amount accrued to expense	2,741
Amount paid	(1,363)
Balance at December 31, 2007	1,835
Amount accrued to expense	2,046
Amount paid	(2,083)
Balance at December 31, 2008	1,798
Severance-related liability assumed in Embarq acquisition	31,086
Amount accrued to expense	80,580
Amount paid	(44,895)
Balance at December 31, 2009	$68,569

(9)           STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyTel common stock were reserved as follows:

December 31,	2009
(In thousands)

Incentive compensation programs	30,919
Acquisitions	4,064
Employee stock purchase plan	4,115
Dividend reinvestment plan	31
Conversion of convertible preferred stock	13
39,142

On July 1, 2009, we issued 196.1 million shares of CenturyTel common stock in connection with the acquisition of Embarq.  See Note 2 for additional information.

In accordance with previously-announced stock repurchase programs, we repurchased 9.7 million shares (for $347.3 million) in 2008 and 10.2 million shares (for $460.7 million) in 2007.

In January 2009, in connection with the special meeting of shareholders to approve share issuances in connection with our acquisition of Embarq, our shareholders approved a charter amendment to eliminate certain special voting rights of long-term shareholders upon the consummation of the Embarq acquisition.   See Note 2 for additional information.

In December 2007, the Financial Accounting Standards Board issued guidance regarding noncontrolling interests in consolidated financial statements, which requires noncontrolling interests to be recognized as equity in the consolidated financial statements.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  This guidance is effective for our 2009 fiscal year.  Our financial statements as of and for the year ended December 31, 2009 reflect our noncontrolling interests as equity in our consolidated balance sheet.  Prior periods have been adjusted to reflect this presentation.

Preferred stock - As of December 31, 2009, we had 2.0 million shares of authorized preferred stock, $25 par value per share.  At December 31, 2009 and 2008, there were approximately 9,400 shares of outstanding convertible preferred stock.  Holders of outstanding CenturyTel preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyTel’s liquidation and vote as a single class with the holders of common stock.

(10)         POSTRETIREMENT BENEFITS

Our incumbent postretirement health care plan provides postretirement benefits to qualified legacy CenturyTel retirees.  The postretirement health care plan we acquired as part of our acquisition of Embarq provides postretirement benefits to qualified legacy Embarq retirees.  The legacy Embarq plan allows eligible employees retiring before certain dates to receive benefits at no or reduced cost.  Employees retiring after certain dates are eligible for benefits on a shared cost basis.  These plans are generally funded by us and we expect to continue funding these postretirement obligations as benefits are paid.  Until such time as we can integrate Embarq’s postretirement benefit plan with ours, we plan to continue to operate those plans independently.  Our plans use a December 31 measurement date.  The benefit plan obligations and plan assets associated with the legacy Embarq plan were remeasured as of the July 1, 2009 acquisition date.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2009	2008	2007
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$292,887	306,633	357,417
Service cost	8,764	4,926	6,923
Interest cost	26,693	19,395	20,133
Participant contributions	3,013	2,789	2,016
Plan amendments	-	(9,093)	(4,552)
Acquisitions	228,200	-	2,277
Direct subsidy receipts	626	1,092	1,299
Actuarial (gain) loss	58,455	(11,992)	(60,312)
Benefits paid	(36,293)	(20,863)	(18,568)
Benefit obligation at end of year	$582,345	292,887	306,633
Change in plan assets
Fair value of plan assets at beginning of year	$16,805	28,324	30,080
Return (loss) on plan assets	6,405	(6,166)	1,916
Acquisitions	33,200	-	-
Employer contributions	34,182	12,721	12,880
Participant contributions	3,013	2,789	2,016
Benefits paid	(36,293)	(20,863)	(18,568)
Fair value of plan assets at end of year	$57,312	16,805	28,324

The following table sets forth the amounts recognized as liabilities on the balance sheet for postretirement benefits at December 31, 2009, 2008 and 2007.

December 31,	2009	2008	2007
	(Dollars in thousands)

Benefit obligation	$(582,345)	(292,887)	(306,633)
Fair value of plan assets	57,312	16,805	28,324
Accrued benefit cost	$(525,033)	(276,082)	(278,309)

Net periodic postretirement benefit cost for 2009 (which includes the effects of our July 1, 2009 acquisition of Embarq), 2008 and 2007 included the following components:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Service cost	$8,764	4,926	6,923
Interest cost	26,693	19,395	20,133
Expected return on plan assets	(2,386)	(2,337)	(2,482)
Amortization of unrecognized actuarial loss	-	-	3,595
Amortization of unrecognized prior service credit	(3,546)	(2,606)	(2,020)
Net periodic postretirement benefit cost	$29,525	19,378	26,149

The unamortized prior service credit ($14.3 million as of December 31, 2009) and unrecognized net actuarial loss ($66.0 million as of December 31, 2009) components have been reflected as a $32.0 million after-tax decrease to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of net amortization income of the above unrecognized items that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic postretirement cost during 2010 is (i) $3.4 million income for the prior service credit and (ii) $2.0 million loss for the net actuarial loss.

            Assumptions used in accounting for postretirement benefits as of December 31, 2009 and 2008 were:

	2009	2008
Determination of benefit obligation
Discount rate	5.7-5.8%	6.90
Healthcare cost increase trend rates (Medical/Prescription Drug)
Following year	8.0%/8.0%	7.0/10.0
Rate to which the cost trend rate is assumed to decline (the
ultimate cost trend rate)	5.0%/5.0%	5.0/5.0
Year that the rate reaches the ultimate cost trend rate	2014/2014	2011/2014

Determination of benefit cost
Discount rate	6.4-6.90%	6.50
Expected return on plan assets	8.25-8.50%	8.25

Our discount rate is based on a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plans.  In determining the expected return on plan assets, we study historical markets and apply the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term.  We evaluate current market factors such as inflation and interest rates before determining long-term capital market assumptions.  We also review peer data and historical returns to check for reasonableness.

Assumed health care cost trends have a significant effect on the amounts reported for postretirement benefit plans.  A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)
Effect on annual total of service and interest cost components	$374	(417)
Effect on postretirement benefit obligation	$3,957	(4,380)

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

Our postretirement benefit plan weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	2009	2008
Equity securities	18.6%	46.7
Debt securities	64.5	26.4
Cash and cash equivalents	16.9	26.9
Total	100.0%	100.0

As of December 31, 2009, we used the following valuation techniques to measure fair value for assets.  There were no changes to these methodologies during 2009:

Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant input were observable at the measurement date.

Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date.

The following table presents the hierarchy levels for our postretirement benefit plans’ investments as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Equity securities
Common stocks, preferred stocks,
equity funds and related securities	$4,967	5,688	-	10,655
Debt securities	32,900	4,075	-	36,975
Cash	9,682	-	-	9,682
Total	$47,549	9,763	-	57,312

Our plans invest in various securities, some of which are exposed to various risks such as interest rate, market and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that those changes could materially affect the amounts reported in the statement of net assets available for benefits.

We expect to contribute approximately $49.5 million to our postretirement benefit plans in 2010.

Our estimated future projected benefit payments under our postretirement benefit plans are as follows:

	Before Medicare	Medicare	Net of
Year	Subsidy	Subsidy	Medicare Subsidy
	(Dollars in thousands)

2010	$50,791	(1,317)	49,474
2011	$52,993	(691)	52,302
2012	$49,603	(486)	49,117
2013	$48,773	(174)	48,599
2014	$47,771	(3)	47,768
2015-2019	$225,992	-	225,992

(11)           DEFINED BENEFIT AND OTHER RETIREMENT PLANS

Our incumbent noncontributory defined benefit pension plans provide pension benefits for substantially all legacy CenturyTel employees.  The noncontributory defined benefit pension plan we acquired as part of our acquisition of Embarq provides pension benefits for substantially all legacy Embarq employees.  Pension benefits for participants of these plans represented by a collective bargaining agreement are based on negotiated schedules.  All other participants’ pension benefits are based on each individual participants’ years of service and compensation.  Both CenturyTel and Embarq have previously sponsored, or continue to sponsor, supplemental executive retirement plans providing certain officers with supplemental retirement, death and disability benefits.  Until such time as we can integrate Embarq’s benefit plans with ours, we plan to continue to operate these plans independently.  We use a December 31 measurement date for all our plans.  The benefit plan obligations and plan assets associated with the legacy Embarq pension plan were remeasured as of the July 1, 2009 acquisition date.

In late February 2008, our Board of Directors approved certain actions related to CenturyTel’s Supplemental Executive Retirement Plan, including (i) freezing benefit accruals effective February 29, 2008 and (ii) amending the plan in the second quarter of 2008 to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits based on their election.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who was not in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution.  We recorded an aggregate curtailment loss of approximately $8.2 million in 2008 related to the above-described items.  In addition, principally due to the payment of the lump sum distributions in early 2009, we also recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in 2009.

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

The legacy Embarq pension plan contains a provision that grants early retirement benefits for certain participants affected by workforce reductions.  During 2009, we recognized approximately $14.7 million of additional pension expense related to these contractual benefits.

The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the plan assets for our above-referenced defined benefit plans.

December 31,	2009	2008	2007
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$462,701	469,437	474,302
Service cost	36,223	13,761	16,431
Interest cost	134,898	29,373	28,180
Plan amendments	16,016	2,393	61
Acquisitions	3,467,260	-	15,266
Actuarial (gain) loss	231,663	(24,819)	(16,153)
Contractual retirement benefits	14,676	-	-
Curtailment	-	8,235	-
Settlements	8,294	(1,945)	(410)
Benefits paid	(190,149)	(33,734)	(48,240)
Benefit obligation at end of year	$4,181,582	462,701	469,437

Change in plan assets
Fair value of plan assets at beginning of year	$352,830	459,198	452,293
Return (loss) on plan assets	473,878	(123,210)	41,537
Acquisitions	2,407,200	-	12,502
Employer contributions	175,946	52,521	1,516
Settlements	-	(1,945)	(410)
Benefits paid	(190,148)	(33,734)	(48,240)
Fair value of plan assets at end of year	$3,219,706	352,830	459,198

The following table sets forth the combined plans’ funded status and amounts recognized in our consolidated balance sheet at December 31, 2009, 2008 and 2007.

December 31,	2009	2008	2007
	(Dollars in thousands)

Benefit obligation	$(4,181,582)	(462,701)	(469,437)
Fair value of plan assets	3,219,706	352,830	459,198
Net amount recognized	$(961,876)	(109,871)	(10,239)

Net periodic pension expense for 2009 includes the effects of our July 1, 2009 acquisition of Embarq.  Net periodic pension expense for 2009, 2008 and 2007 included the following components:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Service cost	$36,223	13,761	16,431
Interest cost	134,898	29,373	28,180
Expected return on plan assets	(127,613)	(36,667)	(36,780)
Curtailment loss	-	8,235	-
Settlements	17,834	410	410
Contractual retirement benefits	14,676	-	-
Recognized net losses	15,801	3,119	7,367
Net amortization and deferral	470	258	(131)
Net periodic pension expense	$92,289	18,489	15,477

The unamortized prior service cost ($16.1 million as of December 31, 2009) and unrecognized net actuarial loss ($67.1 million as of December 31, 2009) components have been reflected as a $83.2 million net reduction ($51.2 million after-tax) to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization expense of the above unrecognized amounts that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost for 2010 are (i) $238,000 for the prior service cost and (ii) $14.4 million for the net actuarial loss.

            Amounts recognized on the balance sheet consist of:

December 31,	2009	2008
	(Dollars in thousands)

Accrued expenses and other current liabilities	$(1,266)	(37,813)
Other deferred credits	(960,610)	(72,058)
Net amount recognized	$(961,876)	(109,871)

Our aggregate accumulated benefit obligation as of December 31, 2009 and 2008 was $4.042 billion and $418.8 million, respectively.

Assumptions used in accounting for pension plans as of December 31, 2009 and 2008 were:

	2009	2008
Determination of benefit obligation
Discount rate	5.5-6.0%	6.60-6.90
Weighted average rate of compensation increase	3.5-4.0%	4.0

Determination of benefit cost
Discount rate	6.60-6.90%	6.30-6.50
Weighted average rate of compensation increase	4.0%	4.0
Expected return on plan assets	8.25-8.50%	8.25

Our discount rate is based on a hypothetical portfolio of bonds rated AA- or better that produces a cash flow matching the projected benefit payments of the plans.  In determining the expected return on plan assets, we study historical markets and apply the widely-accepted capital market principle that assets with higher volatility and risk generate a greater return over the long term.  We evaluate current market factors such as inflation and interest rates before determining long-term capital market assumptions.  We also review peer data and historical returns to check for reasonableness.

We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk.  Risk tolerance is established through careful consideration of plan liabilities, plan funded status and corporate financial condition.  We measure and monitor investment risk on an ongoing basis through annual liability measurements, periodic asset studies and periodic portfolio reviews.  The fair value of most of our pension plan assets is determined by reference to observable market data consisting of published market quotes.

Our pension plans weighted-average asset allocations at December 31, 2009 and 2008 by asset category are as follows:

	2009	2008
Equity securities	49.3%	64.3
Debt securities	28.8	32.7
Hedge funds	8.5	-
Real estate	5.0	-
Cash equivalents and other	8.4	3.0
Total	100.0%	100.0

            As of December 31, 2009, we used the following valuation techniques to measure fair value for assets.  There

Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant input were observable at the measurement date.

Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date.

The following table presents the hierarchy levels for our defined benefit pension plans’ investments as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities
Common stocks, preferred stocks, equity funds and related securities	$1,345,669	242,852	-	1,588,521
Debt securities
U.S. corporate bonds and related securities	-	798,143	1,005	799,148
U.S. government bonds, municipal bonds and related securities	-	129,129	-	129,129
Hedge funds	-	113,340	159,886	273,226
Real estate	-	-	161,336	161,336
Cash and cash equivalents	21,210	-	-	21,210
Other	67,156	181,116	(1,136)	247,136
Total	$1,434,035	1,464,580	321,091	3,219,706

The following sets forth a summary of changes in the fair value of our defined benefit pension plans’ Level 3 assets for the year ended December 31, 2009:

		Hedge	All
	Real estate	funds	other	Total
	(Dollars in thousand)

Balance, beginning of year	$-	-	-	-
Level 3 assets acquired in the Embarq acquisition	182,819	146,335	(4,875)	324,279
Transfers to (from) Level 3	-	-	(3,458)	(3,458)
Realized gain (loss) in investments, net	21	-	70	91
Unrealized gain (loss) in investments, net	(24,223)	13,551	31	(10,641)
Purchases and sales, net	2,719	-	8,101	10,820
Balance, end of year	$161,336	159,886	(131)	321,091

Our plans invest in various securities, some of which are exposed to various risks such as interest rate, market and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that those changes could materially affect the value of our pension plan assets.

Some of our plans' investment securities have contractual cash flows, such as asset backed securities, collateralized mortgage obligations, and commercial and government mortgage backed securities, including securities backed by sub-prime mortgage loans.  The value, liquidity, and related income of these securities are sensitive to changes in economic conditions, including real estate values, delinquencies or defaults, or both, and may be adversely affected by shifts in the market’s perception of the issuers and changes in interest rates.

During the last half of 2009, we contributed $115 million to the legacy Embarq pension plan.  We expect to contribute approximately $300 million to the legacy Embarq pension plan in March 2010.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2010 - $256.2 million; 2011 - $258.7 million; 2012 - $264.0 million; 2013 - $272.1 million; 2014 - $279.3 million; and 2015-2019 - $1.5 billion.

           We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plans”) which are available to substantially all employees.  Our matching contributions to the 401(k) Plans were $13.8 million in 2009, $10.5 million in 2008 and $10.6 million in 2007.

(12)           INCOME TAXES

Income tax expense included in the Consolidated Statements of Income was as follows:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)
Federal
Current	$158,248	141,604	192,424
Deferred	210,202	59,669	2,220
State
Current	2,285	(14,765)	7,130
Deferred	12,206	7,849	(1,202)
	$382,941	194,357	200,572

Income tax expense was allocated as follows:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Income tax expense in the consolidated statements of income:
Attributable to income before extraordinary item	$301,881	194,357	200,572
Attributable to extraordinary item	81,060	-	-
Stockholders’ equity:
Compensation expense for tax purposes in excess
of amounts recognized for financial reporting purposes	(4,194)	(1,123)	(6,427)
Tax effect of the change in accumulated other
comprehensive loss	29,460	(47,581)	(34,985)

The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2009	2008	2007
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	2.0	2.0	2.8
Nondeductible acquisition related costs	0.7	0.3	-
Nondeductible compensation pursuant to executive
compensation limitations	0.9	0.2	0.1
Recognition of previously unrecognized tax benefits	(1.5)	(2.3)	(5.3)
Other, net	0.1	(0.5)	(0.2)
Effective income tax rate	37.2%	34.7	32.4

Certain executive compensation amounts, including the lump sum distributions paid to certain executive officers upon discontinuing the Supplemental Executive Retirement Plan (see Note 11), are reflected as nondeductible for income tax purposes pursuant to executive compensation limitations of the Internal Revenue Code.  The treatment of these amounts as non-deductible resulted in the recognition of approximately $9.2 million of income tax expense in 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2009 effective tax rate is also higher because a portion of our merger-related transaction costs incurred during 2009 are nondeductible for income tax purposes (with such treatment resulting in a $6.9 million increase to income tax expense).  Such increases in income tax expense were partially offset by a $7.0 million reduction in income tax expense primarily caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.

During 2009, 2008 and 2007, we recognized net after-tax benefits of approximately $15.7 million, $12.8 million and $32.7 million, respectively, which includes (i) related interest and is net of federal benefit, related to the recognition of previously unrecognized tax benefits primarily due to certain issues being effectively settled through examinations or the lapse of statute of limitations and (ii) other adjustments needed upon finalization of tax returns.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009 and 2008 were as follows:

December 31,	2009	2008
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$479,163	155,772
Net state operating loss carryforwards	64,782	35,548
Other employee benefits	67,048	24,474
Other	127,306	37,946
Gross deferred tax assets	738,299	253,740
Less valuation allowance	(41,533)	(33,858)
Net deferred tax assets	696,766	219,882

Deferred tax liabilities
Property, plant and equipment, primarily due to
depreciation differences	(1,573,986)	(343,812)
Goodwill and other intangible assets	(1,189,141)	(688,765)
Other	(106,900)	(11,986)
Gross deferred tax liabilities	(2,870,027)	(1,044,563)
Net deferred tax liability	$(2,173,261)	(824,681)

Of the $2.173 billion net deferred tax liability as of December 31, 2009, approximately $2.257 billion is reflected as a long-term liability and approximately $83.3 million is reflected as a net current deferred tax asset.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize.  As of December 31, 2009, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2029, of $64.8 million.  The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result of such assessment, we reserved $41.5 million through the valuation allowance as of December 31, 2009 as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration.

In June 2006, the Financial Accounting Standards Board issued guidance which clarifies the accounting for uncertainty in income taxes recognized in financial statements and required us, effective January 1, 2007, to recognize and measure tax benefits taken or expected to be taken in a tax return and disclose uncertainties in income tax positions.  We recorded a cumulative effect adjustment to retained earnings as of January 1, 2007 (which increased retained earnings by approximately $478,000 as of such date) related to certain previously unrecognized tax benefits that did not meet the criteria for liability recognition upon the adoption of this guidance.

            The following table reflects the activity of our gross unrecognized tax benefits (excluding both interest and any related federal benefit) during 2009 (amounts expressed in thousands).

Unrecognized tax benefits at January 1, 2009	$19,994
Unrecognized tax benefits assumed in the Embarq acquisition	322,072
Increase in tax positions taken in the current year	12,477
Decrease due to the reversal of tax positions taken in a prior year	(13,529)
Decrease from the lapse of statute of limitations	(13,787)
Unrecognized tax benefits at December 31, 2009	$327,227

The total amount of unrecognized tax benefits was primarily related to the treatment of universal service fund receipts of certain subsidiaries acquired as a part of the Embarq acquisition.  While the ultimate recognition of universal service receipts in taxable income is highly certain, there is uncertainty about the timing and nature of such recognition.  As of December 31, 2009, approximately $17 million represented uncertain tax positions that could result in a potential future obligation.  Additionally, approximately $246 million represents refund claims.  Due to the uncertainty of these refund claims, we have not recognized the impact of these claims to current or deferred taxes in our consolidated financial statements.

Of the above remaining gross balance of $81.7 million, approximately $79.0 million is included as a component of “Deferred credits and other liabilities” and the remainder is included in “Accrued income taxes”.   If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, we would recognize approximately $36.2 million (including interest and net of federal benefit), which would lower our effective tax rate.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense.  We had accrued interest (presented before related tax benefits) of approximately $9.9 million and $5.3 million as of December 31, 2009 and December 31, 2008.

We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.

Jurisdiction	Open tax years
Federal	2005-current
State
Florida	2003-current
Georgia	2002-current
Louisiana	2005-current
North Carolina	1990-current
Oregon	2002-current
Texas	2000-current
Wisconsin	2003-current
Other states	2002-current

Additionally, Embarq Corporation and its subsidiaries and the IRS have agreed that Embarq may file amended returns on a specific tax issue relating to years as early as 1990.  These amended returns would be subject to IRS examination.

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

            Based on (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, or (iv) a jurisdiction’s administrative practices, it is reasonably possible that the related unrecognized tax benefits for tax positions previously taken may decrease by up to $41.5 million within the next 12 months.  The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13)           EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2009	2008	2007
	(Dollars, except per share amounts, and shares in thousands)
Income (Numerator):
Net income before extraordinary item	$511,254	365,732	418,370
Extraordinary item, net of income tax expense and
noncontrolling interests	135,957	-	-
Net income attributable to CenturyTel, Inc.	647,211	365,732	418,370
Dividends applicable to preferred stock	(12)	(155)	(368)
Earnings applicable to unvested restricted stock awards:
Income before extraordinary item	(3,559)	(4,240)	(3,125)
Extraordinary item	(946)	-	-

Net income as adjusted for purposes of
computing basic earnings per share	642,694	361,337	414,877
Interest on convertible debentures, net of tax	-	-	2,832
Dividends applicable to preferred stock	12	155	368
Net income as adjusted for purposes of computing
diluted earnings per share	$642,706	361,492	418,077

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	199,177	103,467	110,183
Unvested restricted stock	(1,387)	(1,199)	(823)
Unvested restricted stock units	1,023	-	-
Weighted average number of shares outstanding during
period for computing basic earnings per share	198,813	102,268	109,360

Incremental common shares attributable to
dilutive securities:
Shares issuable under convertible securities	13	169	2,951
Shares issuable under incentive compensation plans	231	123	476
Number of shares as adjusted for purposes of
computing diluted earnings per share	199,057	102,560	112,787

Basic earnings per share
Income before extraordinary item	$2.55	3.53	3.79
Extraordinary item	$.68	-	-
Basic earnings per share	$3.23	3.53	3.79

Diluted earnings per share
Income before extraordinary item	$2.55	3.52	3.71
Extraordinary item	$.68	-	-
Diluted earnings per share	$3.23	3.52	3.71

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

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share (because the exercise price of the option was greater than the average market price of the common stock) was 4.1 million for 2009, 2.1 million for 2008 and 792,000 for 2007.

In June 2008, the Financial Accounting Standards Board issued guidance in determining whether instruments granted in share-based payment transactions are participating securities.  Based on this guidance, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The guidance was effective for us beginning in first quarter 2009 and required us to recast our previously reported earnings per share.

(14)           STOCK COMPENSATION PROGRAMS

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares.  As of December 31, 2009, we had reserved approximately 30.9 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Upon the consummation of the Embarq acquisition on July 1, 2009 (see Note 2), outstanding Embarq stock options and restricted stock units were converted to 7.2 million CenturyTel stock options and 2.4 million restricted stock units based on the exchange ratio stipulated in the Merger Agreement.  The fair value of the former Embarq stock option awards that were converted to CenturyTel stock options was estimated as of the July 1, 2009 conversion date using a Black-Scholes option pricing model using the following assumptions: dividend yield – 9.12%; expected volatility – 27-50%; weighted average risk free interest rate – 0.5-2.6% and expected term -.3 - 6 years.  Other than in connection with converting the former Embarq stock options into CenturyTel stock options, we did not grant any stock options to employees in 2009.

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

During 2007 we granted 983,920 stock options with exercise prices at market value.   The weighted average fair value of each option was estimated as of the date of grant to be $14.57 using a Black-Scholes option pricing model using the following assumptions:  dividend yield - .6%; expected volatility - 28% (for executive officers) and 25% (for all other employees); weighted average risk free interest rate - 4.6% (with rates ranging from 3.5% to 5.1%); and expected term - 6.5 years (for executive officers) and 4.5 years (for all other employees).

The expected volatility was based on the historical volatility of our common stock over the 6.5- and 4.5- year terms mentioned above.  The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyTel’s shares at the date of grant.  The exercise price of former Embarq stock options were converted by applying the exchange ratio stipulated in the Merger Agreement.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.

            Stock option transactions during 2009 were as follows:

		Average	Remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of options	price	term (in years)	value

Outstanding December 31, 2008	3,527,147	$36.71
Conversion of former Embarq
stock options into CenturyTel
stock options	7,240,142	37.18
Exercised	(1,293,579)	30.86
Forfeited/Cancelled	(155,157)	39.33
Outstanding December 31, 2009	9,318,553	$37.85	4.82	$32,142,000
Exercisable December 31, 2009	8,154,525	$38.29	4.38	$27,645,000

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   Certain restricted stock units issued to certain legacy Embarq employees vest over a period of less than one year.  Upon the consummation of the Embarq acquisition on July 1, 2009 (see Note 2), outstanding Embarq restricted stock units were converted to 2.4 million restricted stock units based on the exchange ratio stipulated in the Merger Agreement.

During 2009, we issued 820,234 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $27.34 per share.  During 2008, we issued 643,397 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $34.86 per share.  During 2007, we issued 288,896 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $45.89 per share.  Such restricted stock vests over a five-year period (for employees) and a three-year period (for outside directors).   Nonvested restricted stock and restricted stock unit transactions during 2009 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at January 1, 2009	1,289,617	$35.67
Conversion of former Embarq restricted
stock units into CenturyTel restricted
stock units	2,414,357	30.70
Granted	820,234	27.34
Vested	(1,446,254)	32.50
Forfeited	(155,099)	31.07
Nonvested at December 31, 2009	2,922,855	$31.04

The total compensation cost for all share-based payment arrangements in 2009, 2008 and 2007 was $55.2 million, $16.4 million and $20.0 million, respectively.  Upon the consummation of the acquisition of Embarq on July 1, 2009, the vesting schedules of certain of our equity-based grants issued prior to 2009 were accelerated due to change of control provisions in the respective share-based compensation plans (with the exception of grants to certain officers who waived such acceleration right).  In addition, the vesting of certain other awards was accelerated upon the termination of employment of certain employees.  As a result of accelerating the vesting schedules of these awards, we recorded share-based compensation expense of approximately $21.2 million in 2009 above amounts that would have been recognized absent the triggering of these change of control and termination of employment provisions.

We recognized a tax benefit related to such arrangements of approximately $20.5 million in 2009, $5.8 million in 2008 and $7.5 million in 2007.  As of December 31, 2009, there was $47.6 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 2.0 years.

We received net cash proceeds of $39.9 million during 2009 in connection with option exercises.  The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $6.0 million during 2009, $208,000 during 2008 and $17.2 million during 2007.  The excess tax benefit realized from share-based compensation transactions during 2009 was $4.2 million. The total fair value of restricted stock that vested during 2009, 2008, and 2007 was $45.2 million, $6.2 million, and $6.4 million, respectively.

(15)           DISCONTINUANCE OF REGULATORY ACCOUNTING

Through June 30, 2009, CenturyTel accounted for its regulated telephone operations (except for its properties acquired from Verizon in 2002) in accordance with the provisions of regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to regulatory accounting.

As we previously disclosed, on July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).

Upon the discontinuance of regulatory accounting, we were required to reverse previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to regulatory accounting have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of accounting guidance related to the accounting for asset retirement obligations, regulatory accounting required us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there was no legal obligation to remove the assets.  Therefore, we did not adopt the asset retirement obligation provisions for our telephone operations that were subject to regulatory accounting.  Upon the discontinuance of regulatory accounting, we eliminated such accumulated liability for removal costs included in accumulated depreciation and established an asset retirement obligation in a much smaller amount.  Upon the discontinuance of regulatory accounting, we were required to adjust the carrying amounts of property, plant and equipment only to the extent the assets are impaired, as judged in the same manner applicable to nonregulated enterprises. We did not record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations as a result of the discontinuance of regulatory accounting.

In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income comprised of the following components (dollars, except per share amounts, in thousands):

Gain (loss)
Elimination of removal costs embedded in
accumulated depreciation	$222,703
Establishment of asset retirement obligation	(1,556)
Elimination of other regulatory assets and liabilities	(2,585)
Net extraordinary gain before income tax expense and
noncontrolling interests	218,562
Income tax expense associated with extraordinary gain	(81,060)
Net extraordinary gain before noncontrolling interests	137,502
Less: extraordinary gain attributable to noncontrolling interests	(1,545)
Extraordinary gain attributable to CenturyTel, Inc.	$135,957

Basic earnings per share of extraordinary gain	$.68
Diluted earnings per share of extraordinary gain	$.68

Historically, the depreciation rates we utilized for our telephone operations were based on rates established by regulatory authorities.  Upon the discontinuance of regulatory accounting, we revised prospectively the lives of our property, plant and equipment to reflect the economic estimated remaining useful lives of the assets in accordance with generally accepted accounting principles.  In general, the estimated remaining useful lives of our telephone property were lengthened as compared to the rates used that were established by regulatory authorities. Such lengthening of remaining useful lives reflects our expectations of future network utilization and capital expenditure levels required to provide service to our customers.  Such revisions in remaining useful lives of our assets reduced depreciation expense by approximately $35 million in the last half of 2009 compared to what it would have been absent the change in remaining useful lives.

Upon the discontinuance of regulatory accounting, we also are eliminating certain intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our operating revenues and operating expenses to be lower by equivalent amounts (approximately $108 million) in the last half of 2009 as compared to the first half of 2009.   For regulatory purposes, the accounting and reporting of our telephone subsidiaries will not be affected by the discontinued application of regulatory accounting.

(16)           GAIN ON ASSET DISPOSITIONS

In third quarter 2008, we sold our interest in a non-operating investment for approximately $7.2 million and recorded a pre-tax gain of approximately $3.2 million.  In anticipation of making lump sum plan distributions in early 2009, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  In first quarter 2008, we sold a non-operating investment for approximately $4.2 million and recorded a pre-tax gain of approximately $4.1 million.

In the third quarter of 2007, we recorded a pre-tax gain of approximately $10.4 million related to the sale of our interest in a real estate partnership.  In November 2007, upon final distribution of all funds related to the dissolution of the Rural Telephone Bank in 2006, we received a supplemental cash payment of $5.2 million and recorded a pre-tax gain of such amount.

Such gains are included in “Other income (expense)” on our Consolidated Statements of Income.

(17)           SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

The amount of interest actually paid, net of amounts capitalized of $3.5 million, $2.4 million, and $1.3 million during 2009, 2008 and 2007, respectively, was $391.8 million, $204.1 million, and $205.2 million during 2009, 2008 and 2007, respectively.  Income taxes paid were $258.9 million in 2009, $208.8 million in 2008, and $185.3 million in 2007.  Income tax refunds totaled $2.1 million in 2009, $4.6 million in 2008, and $1.1 million in 2007.

We have consummated the acquisitions of various operations, along with certain other assets, during the three years ended December 31, 2009.  In connection with these acquisitions, the following assets were acquired and liabilities assumed:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Property, plant and equipment, net	$6,077,672	-	208,317
Goodwill	6,236,084	-	579,780
Long-term debt, deferred credits and other liabilities	(7,508,066)	-	(654,694)
Other assets and liabilities, excluding
cash and cash equivalents	1,187,849	-	173,402
Common equity issued for acquisition	(6,070,445)	-	-
(Increase) decrease in cash due to acquisitions	$(76,906)	-	306,805

See Note 2 for additional information related to our acquisition of Embarq in 2009 and Madison River in 2007.

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $84 million for 2009, $42 million for 2008 and $41 million for 2007.

(18)           FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2009 and 2008.

	Carrying	Fair
	Amount	value
	(Dollars in thousands)
December 31, 2009

Financial assets
Other	$111,809	111,809	(2)
Financial liabilities
Long-term debt (including current maturities)	$7,753,718	8,408,943	(1)
Other	$182,374	182,374	(2)

December 31, 2008

Financial assets
Other	$129,981	129,981	(2)
Financial liabilities
Long-term debt (including current maturities)	$3,314,526	2,720,227	(1)
Other	$56,570	56,570	(2)
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

As of December 31, 2009, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts those assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	Dec. 31, 2009	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$100,945	100,945	-	-

See Notes 10 and 11 for the tier designation related to our postretirement and pension plan assets.

(19)           BUSINESS SEGMENTS

We are an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.  Because of the similar economic characteristics of our operations, we have utilized the aggregation criteria specified in the segment accounting guidance and concluded that we operate as one reportable segment.

Our operating revenues for our products and services include the following components:

Year ended December 31,	2009	2008	2007
	(Dollars in thousands)

Voice	$1,827,063	874,041	889,960
Network access	1,269,322	820,383	941,506
Data	1,202,284	524,194	460,755
Fiber transport and CLEC	172,541	162,050	159,317
Other	503,029	219,079	204,703
Total operating revenues	$4,974,239	2,599,747	2,656,241

Interexchange carriers and other accounts receivable on the balance sheets are primarily amounts due from various long distance carriers, principally AT&T, and several large local exchange operating companies.

(20)           COMMITMENTS AND CONTINGENCIES

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs alleged that we unjustly and unreasonably billed customers for inside wire maintenance services, and sought unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  In February 2010, subject to court approval and agreement on other terms and conditions, we settled this case in principle in an amount that exceeded our previously established reserves by $8 million and such amount was reflected as an expense in the fourth quarter of 2009.

Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced “manufactured gas” under a process widely used through the mid-1900s.  Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993.  None of these plant sites are currently owned or operated by either Sprint Nextel, Embarq or their subsidiaries.  On three sites, Embarq and the current landowners are working with the Environmental Protection Agency (“EPA”) pursuant to administrative consent orders.  Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites.  Based upon current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition.

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit in the United States District Court for the District of Kansas, challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. In addition, a complaint in arbitration has been filed by 15 former Centel executives, similarly challenging the benefits changes.  A ruling in Embarq’s favor was recently entered in the arbitration proceeding.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in the initial stages of discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.

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

In December 2009, subsidiaries of CenturyTel filed two lawsuits against subsidiaries of Sprint Nextel (“Sprint”) to recover approximately $26 million in access charges for VoIP traffic owed under various interconnection agreements and tariffs.  One lawsuit, filed on behalf of all legacy Embarq operating entities, is pending in federal court in Virginia, and the other, filed on behalf of all legacy CenturyTel operating entities, is pending in federal court in Louisiana.  The lawsuits allege that Sprint has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.

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

(21)           SUBSEQUENT EVENTS

In February 2010, our board of directors approved an increase to our quarterly dividend rate from $.70 per share to $.725 per share.

Our board of directors also approved a $300 million contribution to the legacy Embarq pension plan that we will make in early March 2010 using cash on hand and borrowings under our credit facility.

CENTURYTEL, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share amounts)
2009	(unaudited)

Operating revenues	$636,385	634,469	1,874,325	1,829,060
Operating income	$164,337	149,443	378,983	540,338
Net income before extraordinary item	$67,154	69,030	147,635	227,436
Basic earnings per share before extraordinary item	$.67	.68	.49	.76
Diluted earnings per share before extraordinary item	$.67	.68	.49	.76

2008

Operating revenues	$648,614	658,106	650,073	642,954
Operating income	$183,493	180,690	180,727	176,442
Net income attributable to CenturyTel	$88,760	92,167	84,733	100,072
Basic earnings per share	$.83	.88	.83	1.00
Diluted earnings per share	$.82	.88	.83	1.00

2007

Operating revenues	$600,855	689,991	708,833	656,562
Operating income	$168,083	231,836	224,185	168,974
Net income attributable to CenturyTel	$77,870	112,265	113,202	115,033
Basic earnings per share	$.70	1.03	1.03	1.05
Diluted earnings per share	$.68	.99	1.01	1.04

The results of operations of Embarq are reflected subsequent to its July 1, 2009 acquisition date.

During the third and fourth quarters of 2009, we incurred a significant amount of one-time expenses related to our acquisition of Embarq.  Such expenses included (i) severance, retention and early retirement pension benefit costs due to workforce reductions, (ii) transaction related costs, including legal and investment banker costs, (iii) integration related costs associated with our acquisition of Embarq, (iv) accelerated recognition of share-based compensation expense due to change of control provisions and terminations of employment and (v) settlement expenses related to certain executive retirement plans.  Such expenses aggregated approximately $195.5 million (pre-tax) in the third quarter of 2009 and approximately $37.6 million (pre-tax) in the fourth quarter of 2009.

During the fourth quarter of 2009, we recognized a pre-tax charge of approximately $60.8 million due primarily to the premiums paid in connection with certain debt extinguishments consummated in October 2009.

In the first quarter of 2008, we recognized a $4.1 million pre-tax gain upon the sale of a non-operating investment.  In the second quarter of 2008, we recognized an $8.2 million curtailment loss in connection with amending our SERP.  We also recognized a $4.5 million pre-tax gain upon liquidation of our investments in marketable securities in the SERP trust in the second quarter of 2008.  In the third quarter of 2008, we recorded a one-time pre-tax gain of approximately $3.2 million related to the sale of a non-operating investment.  In the fourth quarter of 2008, we recognized (i) a net benefit of approximately $12.8 million after-tax related to the recognition of previously unrecognized tax benefits, (ii) a pre-tax benefit of approximately $10.0 million related to the recognition of previously accrued transaction and other contingencies and (iii) a $5.0 million charge associated with costs associated with our then pending acquisition of Embarq.

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
and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2009.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  On July 1, 2009, we completed the acquisition of Embarq.  We have extended our internal control oversight and monitoring processes to include Embarq’s operations.  Except for the extension of such processes to the Embarq operations, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

Reports on Internal Control Over Financial Reporting.  We incorporate by reference into this Item 9A the reports appearing at the forefront of Item 8, “Financial Statements and Supplementary Data”.

Item 9B.                      Other Information

Not applicable.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance

The name, age and office(s) held by each of our executive officers are shown below.  Each of the executive officers listed below serves at the pleasure of the Board of Directors.

Name	Age	Office(s) held with CenturyTel

Glen F. Post, III	57	Chief Executive Officer and President

Thomas A. Gerke	53	Executive Vice Chairman of the Board, Regulatory and Governmental Affairs and Human Resources

Karen A. Puckett	49	Executive Vice President and Chief Operating Officer

R. Stewart Ewing, Jr.	58	Executive Vice President and Chief Financial Officer

Stacey W. Goff	44	Executive Vice President, General Counsel and Secretary

William E. Cheek	54	President – Wholesale Operations

David D. Cole	52	Senior Vice President – Operations Support

Dennis G. Huber	49	Executive Vice President, Network and Information Technology

With the exception of Mr. Gerke, Mr. Cheek and Mr. Huber, each of our executive officers has served as an officer of CenturyTel and one or more of its subsidiaries in varying capacities for more than the past five years.

 Prior to CenturyTel’s acquisition of Embarq, Mr. Gerke previously served as President and Chief Executive Officer of Embarq since March 2008, after serving the same role in an interim capacity since December 2007.  He held the position of General Counsel—Law and External Affairs from May 2006 until December 2007 and from January 2007 to December 2007, had additional responsibility for Embarq’s Wholesale Markets business unit. Mr. Gerke served as General Counsel—Law and External Affairs at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Executive Vice President—General Counsel and External Affairs of Sprint Corporation (“Sprint”) from May 2003 until August 2005.

Prior to CenturyTel’s acquisition of Embarq, Mr. Cheek previously served as Embarq’s President - Wholesale Markets since May 2006.  He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Assistant Vice President—Strategic Sales and Account Management in Sprint Business Solutions from January 2004 until July 2005.

Prior to CenturyTel’s acquisition of Embarq, Mr. Huber previously served as Embarq’s Chief Technology Officer and Senior Vice President since July 2008. He served as Senior Vice President - Corporate Strategy and Development from December 2007 through June 2008. Mr. Huber served as Senior Vice President of Product Development from October 2006 until December 2007. Before that, he served as Senior Vice President of Wireless Solutions from August 2006 until October 2006. From January 2003 to August 2005 he served as President of Sprint North Supply Company, a Sprint subsidiary that procured and distributed materials to the communications industry.

The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2010 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2010.

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

Report of Management, including its assessment of the effectiveness of its internal control over financial reporting

Reports of Independent Registered Public Accounting Firm on Consolidated Financial Statements, Financial Statement Schedule and Effectiveness of the Company’s Internal Control over Financial Reporting

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets - December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2009, 2008 and 2007

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

3.3*	Corporate Governance Guidelines of CenturyTel, Inc., as amended through February 23, 2010.

3.4*	Charters of Committees of Board of Directors

(a)	Charter of the Audit Committee of the Board of Directors of CenturyTel, Inc., as amended through November 17, 2009.

(b)	Charter of the Compensation Committee of the Board of Directors of CenturyTel, Inc., as amended through February 23, 2010.

(c)	Charter of the Nominating and Corporate Governance Committee of the Board of Directors of CenturyTel, Inc., as amended through November 17, 2009.

(d)	Charter of the Risk Evaluation Committee of the Board of Directors of CenturyTel, Inc., as amended through February 23, 2010.

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.3 of our Annual Report on Form 10-K for the year ended December 31, 2000).

4.2
$750 Million Five-Year Revolving Credit Facility, dated December 14, 2006, between CenturyTel, Inc. and the lenders named therein (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

4.3           Indebtedness of Embarq Corporation.

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

4.4	Instruments relating to CenturyTel’s public senior debt.

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

g.	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.4(f)).

h.
Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).

i.	Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.4(h)).

j.
Fifth Supplemental Indenture dated as of September 21, 2009 between CenturyTel and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyTel’s 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 21, 2009).

k.	Form of 7.60% Senior Notes, Series P, due 2019 and 6.15% Senior Notes, Series Q, due 2019 (included in Exhibit 4.4(j)).

10.1**	Qualified Employee Benefit Plans of CenturyTel, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

a.
CenturyTel Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (included herein), as amended by the Sixth Amendment thereto, dated December 30, 2009 (included herein).

b.
CenturyTel Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (included herein), as amended by the Sixth Amendment thereto, dated December 30, 2009 (included herein).

c.
CenturyTel Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated October 24, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated June 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009), as amended by Amendment No. 5 thereto dated September 15, 2009 (included herein), as amended by Amendment No. 6 thereto, dated December 30, 2009 (included herein).

10.2**	Stock-based Incentive Plans and Agreements of CenturyTel, Inc.

a.	Amended and Restated 1983 Restricted Stock Plan, as amended and restated through February 23, 2010, included herein.

b.
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

c.
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

d.
Amended and Restated 2002 Directors Stock Option Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.2(d) of our Annual Report on Form 10-K for the year ended December 31, 2008).

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

e.
Amended and Restated 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(f) of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2008).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyTel and certain of its officers and key employees at various dates since May 9, 2002 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2002).

(ii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 24, 2003, entered into be CenturyTel and its officers (incorporated by reference to Exhibit 10.2(f)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).

(iii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 25, 2004, entered into be CenturyTel and its officers (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2003).

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

(vi)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into be CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(e)(v) of our Annual Report on Form 10-K for the year ended December 31, 2004).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2(e)(vi) of our Annual Report on Form 10-K for the period ended December 31, 2004).

f.	Amended and Restated 2005 Directors Stock Plan, as amended and restated through February 23, 2010, included herein.

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

(iii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May 11, 2007 (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the period ended December 31, 2008).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyTel and each of its outside directors as of May 9, 2008 (incorporated by reference to Exhibit 10.2(f)(iv) of our Annual Report on Form 10-K for the period ended December 31, 2008).

(v)
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors on such date who remain on the Board as of the date hereof (incorporated by reference to Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

(vi)
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of May 8, 2009, entered into between CenturyTel, Inc. and each of its outside directors who retired on July 1, 2009 (incorporated by reference to Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

(vii)
Form of Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and each of its outside directors named to the Board on July 1, 2009 (incorporated by reference to Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

(viii)
Restricted Stock Agreement, pursuant to the 2005 Directors Stock Plan and dated as of July 2, 2009, entered into between CenturyTel, Inc. and William A. Owens in payment of Mr. Owens’ 2009 supplemental chairman’s fees (incorporated by reference to Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

g.	Amended and Restated 2005 Management Incentive Compensation Plan, as amended and restated through February 23, 2010, included herein.

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

(v)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.1of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(vi)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyTel and its executive officers (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2008, entered into between CenturyTel and its executive officers ((incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(viii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2009 (incorporated by reference to Exhibit 10.2(g) of our Quartely Report on Form 10-Q for the quarter ended March 31, 2009).

h.	Amended and Restated CenturyLink Legacy Embarq 2008 Equity Incentive Plan, as amended and restated through February 23, 2010, included herein.

10.3
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

10.4
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2008).

10.5
Supplemental Defined Benefit Plan, 2008 Restatement, effective as of January 1, 2008, (incorporated by reference to Exhibit 10.3(d) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.3(d) of our Annual Report on Form 10-K for the year ended December 31, 2008).

10.6
Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 1991).

10.7	2005 Executive Officer Short-Term Incentive Program (incorporated by reference to our 2005 Proxy Statement filed April 5, 2005).

10.8
Amended and Restated CenturyTel 2001 Employee Stock Purchase Plan, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.9
Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by CenturyTel, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

10.10
Form of Indemnification Agreement entered into by CenturyTel, Inc. and each of its officers as of July 1, 2009 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

10.11
Amended and Restated Change of Control Agreement, effective January 1, 2008, by and between Glen F. Post, III and CenturyTel (incorporated by reference to Exhibit 10.4(a) of our Annual Report on Form 10-K for the year ended December 31, 2007).

10.12
Form of Amended and Restated Change of Control Agreement, effective January 1, 2008 by and between CenturyTel and each of its other executive officers (incorporated by reference to Exhibit 10.4(b) of our Annual Report on Form 10-K for the year ended December 31, 2007).

10.13
Amended and Restated CenturyTel, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.14	Certain Material Agreements and Plans of Embarq Corporation.

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

i.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on March 5, 2009).

j.
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).

k.
Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

l.
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

m.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).

n.
Embarq Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

o.
Summary of Embarq Corporation 2009 Short-Term Incentive Program (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on May 7, 2009).

12*	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21	Subsidiaries of CenturyTel, Inc. (incorporated by reference to Exhibit 21 to the Quarterly Report on Form 10-Q filed by CenturyTel, Inc. for the period ended June 30, 2009).

23*	Independent Registered Public Accounting Firm Consent.

31.1*	Certification of the Chief Executive Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of CenturyTel, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyTel, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________
*	Exhibit filed herewith.
**	Portions of Exhibits 10.1 and 10.2 filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyTel, Inc.

Date: March 1, 2010	By:	/s/ Glen F. Post, III
Glen F. Post, III
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Chief Executive Officer,
/s/ Glen F. Post, III	President and Director
Glen F. Post, III		March 1, 2010

/s/ William A. Owens	Chairman of the Board
William A. Owens		March 1, 2010

Executive Vice President and
/s/ R. Stewart Ewing, Jr.	Chief Financial Officer
R. Stewart Ewing, Jr.		March 1, 2010

/s/ Neil A. Sweasy	Vice President and Controller
Neil A. Sweasy		March 1, 2010

/s/ Virginia Boulet	Director
Virginia Boulet		March 1, 2010

/s/ Peter C. Brown	Director
Peter C. Brown		March 1, 2010

/s/ Richard A. Gephardt	Director
Richard A. Gephardt		March 1, 2010

/s/ Thomas A. Gerke	Director
Thomas A. Gerke		March 1, 2010

/s/ W. Bruce Hanks	Director
W. Bruce Hanks		March 1, 2010

/s/ Gregory J. McCray	Director
Gregory J. McCray		March 1, 2010

/s/ C. G. Melville, Jr.	Director
C. G. Melville, Jr.		March 1, 2010

/s/ Fred R. Nichols	Director
Fred R. Nichols		March 1, 2010

/s/ Harvey P. Perry	Director
Harvey P. Perry		March 1, 2010

/s/ Stephanie M. Shern	Director
Stephanie M. Shern		March 1, 2010

/s/ Laurie A. Siegel	Director
Laurie A. Siegel		March 1, 2010

/s/ Joseph R. Zimmel	Director
Joseph R. Zimmel		March 1, 2010

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CENTURYTEL, INC.

For the years ended December 31, 2009, 2008 and 2007

		Additions
	Balance at	charged to	Deductions				Balance
	beginning	costs and	from		Other		at end
Description	of period	expenses	allowance		changes		of period
	(Dollars in thousands)
Year ended December 31, 2009
Allowance for doubtful accounts	$16,290	56,609	(25,449	) (1)	-		47,450
Valuation allowance for deferred tax assets	$33,858	3,886	(6,329)		10,118	(2)	41,533

Year ended December 31, 2008
Allowance for doubtful accounts	$20,361	9,866	(13,524	) (1)	(413	) (2)	16,290
Valuation allowance for deferred tax assets	$30,907	1,603	-		1,348		33,858

Year ended December 31, 2007
Allowance for doubtful accounts	$20,905	14,466	(16,617	) (1)	1,607	(2)	20,361
Valuation allowance for deferred tax assets	$61,049	3,744	(33,886)		-		30,907

(1)	Customers’ accounts written-off, net of recoveries.

(2)	Allowances at the date of acquisition of purchased subsidiaries, net of allowances at the date of disposition of subsidiaries sold.