Form 10-Q
period 2010-03-31
CENTURYTEL INC
filed 2010-05-07
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of April 30, 2010, there were 300,404,957 shares of common stock outstanding.

CenturyTel, Inc.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months
	Ended March 31, 2010 and 2009	3

	Consolidated Statements of Comprehensive Income--
	Three Months Ended March 31, 2010 and 2009	4

	Consolidated Balance Sheets--March 31, 2010 and
	December 31, 2009	5

	Consolidated Statements of Cash Flows--
	Three Months Ended March 31, 2010 and 2009	6

	Consolidated Statements of Stockholders' Equity--
	Three Months Ended March 31, 2010 and 2009	7

	Notes to Consolidated Financial Statements*	8-14

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	Other Information:

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signature		24

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2010	2009
	(Dollars, except per share amounts,
	and shares in thousands)

OPERATING REVENUES	$1,800,426	636,385

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	619,105	234,631
Selling, general and administrative	282,929	109,845
Depreciation and amortization	353,162	127,572
Total operating expenses	1,255,196	472,048

OPERATING INCOME	545,230	164,337

OTHER INCOME (EXPENSE)
Interest expense	(142,225)	(52,032)
Other income (expense)	10,500	(1,818)
Total other income (expense)	(131,725)	(53,850)

INCOME BEFORE INCOME TAX EXPENSE	413,505	110,487
Income tax expense	160,548	43,107

NET INCOME	252,957	67,380
Less: Net income attributable to noncontrolling interests	(356)	(226)
NET INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$252,601	67,154

BASIC EARNINGS PER SHARE	$.84	.67

DILUTED EARNINGS PER SHARE	$.84	.67

DIVIDENDS PER COMMON SHARE	$.725	.70
AVERAGE BASIC SHARES OUTSTANDING	299,413	99,126
AVERAGE DILUTED SHARES OUTSTANDING	299,997	99,144

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

NET INCOME	$252,957	67,380

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67 and $67 tax	107	107
Defined benefit pension and postretirement plans:
Amortization of net actuarial loss and prior service credit included
in net income and other adjustments, net of ($13,807) and $4,224 tax	(9,404)	6,777
Net change in other comprehensive income (loss), net of tax	(9,297)	6,884

COMPREHENSIVE INCOME	243,660	74,264

Comprehensive income attributable to noncontrolling interests	(356)	(226)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYTEL, INC.	$243,304	74,038

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$206,490	161,807
Accounts receivable, less allowance of $41,952 and $47,450	670,957	685,589
Income tax receivable	-	115,684
Materials and supplies, at average cost	37,007	35,755
Deferred income tax asset	75,177	83,319
Other	51,356	41,437
Total current assets	1,040,987	1,123,591

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,705,912	15,556,763
Accumulated depreciation	(6,735,615)	(6,459,624)
Net property, plant and equipment	8,970,297	9,097,139

GOODWILL AND OTHER ASSETS
Goodwill	10,251,758	10,251,758
Other	2,058,502	2,090,241
Total goodwill and other assets	12,310,260	12,341,999

TOTAL ASSETS	$22,321,544	22,562,729

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$500,071	500,065
Accounts payable	334,695	394,687
Accrued expenses and other liabilities
Salaries and benefits	221,491	255,103
Income taxes	54,399	-
Other taxes	119,728	98,743
Interest	179,992	108,020
Other	168,358	168,203
Advance billings and customer deposits	182,329	182,374
Total current liabilities	1,761,063	1,707,195

LONG-TERM DEBT	7,221,018	7,253,653

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,218,967	2,256,579
Benefit plan obligations	1,229,970	1,485,643
Other deferred credits	389,273	392,860
Total deferred credits and other liabilities	3,838,210	4,135,082

STOCKHOLDERS' EQUITY
CenturyTel, Inc.
Common stock, $1.00 par value, authorized 800,000,000 shares,
issued and outstanding 300,162,320 and 299,189,279 shares	300,162	299,189
Paid-in capital	6,021,924	6,014,051
Accumulated other comprehensive loss, net of tax	(94,603)	(85,306)
Retained earnings	3,267,318	3,232,769
Preferred stock - non-redeemable	236	236
Noncontrolling interests	6,216	5,860
Total stockholders’ equity	9,501,253	9,466,799
TOTAL LIABILITIES AND EQUITY	$22,321,544	22,562,729

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income attributable to CenturyTel, Inc.	$252,957	67,154
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	353,162	127,572
Deferred income taxes	(15,369)	17,249
Share-based compensation	7,101	4,487
Income from unconsolidated cellular entity	(5,236)	(4,723)
Distributions from unconsolidated cellular entity	2,754	4,088
Changes in current assets and current liabilities:
Accounts receivable	14,632	36,098
Accounts payable	(59,992)	(9,868)
Accrued income and other taxes	194,274	19,103
Other current assets and other current liabilities, net	27,272	(12,302)
Retirement benefits	(284,807)	(23,497)
Excess tax benefits from share-based compensation	(2,190)	(335)
Decrease in other noncurrent assets	(25,097)	(306)
Increase (decrease) in other noncurrent liabilities	2,002	(2,779)
Other, net	-	8,226
Net cash provided by operating activities	461,463	230,167

INVESTING ACTIVITIES
Payments for property, plant and equipment	(167,180)	(45,496)
Other, net	(1,306)	128
Net cash used in investing activities	(168,486)	(45,368)

FINANCING ACTIVITIES
Payments of debt	(32,629)	(291,976)
Proceeds from issuance of common stock	8,969	2,948
Repurchase of common stock	(10,430)	(4,026)
Cash dividends	(218,052)	(70,373)
Excess tax benefits from share-based compensation	2,190	335
Other, net	1,658	(3,804)
Net cash used in financing activities	(248,294)	(366,896)

Net increase (decrease) in cash and cash equivalents	44,683	(182,097)

Cash and cash equivalents at beginning of period	161,807	243,327

Cash and cash equivalents at end of period	$206,490	61,230

Supplemental cash flow information:
Income taxes paid	$2,839	851
Interest paid (net of capitalized interest of $4,526 and $327)	$65,727	50,002

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$299,189	100,277
Issuance of common stock through dividend reinvestment,
incentive and benefit plans	1,272	455
Shares withheld to satisfy tax withholdings	(299)	(153)
Balance at end of period	300,162	100,579

PAID-IN CAPITAL
Balance at beginning of period	6,014,051	39,961
Issuance of common stock through dividend
reinvestment, incentive and benefit plans	7,697	2,493
Shares withheld to satisfy tax withholdings	(10,131)	(3,873)
Excess tax benefits from share-based compensation	2,190	335
Share-based compensation and other	8,117	4,573
Balance at end of period	6,021,924	43,489

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(85,306)	(123,489)
Net change in other comprehensive income (loss), net of reclassification
adjustment, net of tax	(9,297)	6,884
Balance at end of period	(94,603)	(116,605)

RETAINED EARNINGS
Balance at beginning of period	3,232,769	3,146,255
Net income attributable to CenturyTel, Inc.	252,601	67,154
Cash dividends declared
Common stock - $.725 and $.70 per share, respectively	(218,049)	(70,370)
Preferred stock	(3)	(3)
Balance at end of period	3,267,318	3,143,036

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	236	236

NONCONTROLLING INTERESTS
Balance at beginning of period	5,860	4,568
Net income attributable to noncontrolling interests	356	226
Distributions attributable to noncontrolling interests	-	(320)
Balance at end of period	6,216	4,474

TOTAL STOCKHOLDERS' EQUITY	$9,501,253	3,175,209

See accompanying notes to consolidated financial statements.

CenturyTel, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

(1)         Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyTel, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

The financial information for the three months ended March 31, 2010 and 2009 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

As described more fully in Note 8, we have reclassified subscriber line charge revenues to “Voice” revenues from “Network access” revenues for all periods presented.  In addition, we have included the revenues from our fiber transport, CLEC and security monitoring operations in “Other” revenues for all periods presented.

(2)         Embarq Acquisition

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyTel.  We accounted for such acquisition pursuant to Financial Accounting Standards Board guidance on business combinations, which was effective for all business combinations consummated on or after January 1, 2009, as more fully described below.

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

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $1.255 billion of operating revenues of Embarq are included in our consolidated results of operations for the first quarter of 2010.  CenturyTel was the accounting acquirer in this transaction.  We have recognized Embarq’s assets and liabilities at their acquisition date estimated fair values pursuant to business combination accounting rules that were effective for acquisitions consummated on or after January 1, 2009.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) require a significant amount of judgment.  The fair value of property, plant and equipment and identifiable intangible assets were determined based upon analysis performed by an independent valuation firm.  The fair value of pension and postretirement obligations was determined by independent actuaries.  The fair value of long-term debt was determined by management based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets.  All other fair value determinations, which consisted primarily of current assets, current liabilities and deferred income taxes, were made by management.  The following is a preliminary assignment of the fair value of the assets acquired and liabilities assumed based on currently available information.

Fair value
as of July 1, 2009
(Dollars in thousands)

Current assets	$675,720
Net property, plant and equipment	6,077,672
Identifiable intangible assets
Customer list	1,098,000
Rights of way	268,472
Other (trademarks, internally developed software, licenses)	26,817
Other non-current assets	24,131
Current liabilities	(828,385)
Long-term debt, including current maturities	(4,886,708)
Other long-term liabilities	(2,621,358)
Goodwill	6,236,084
Total purchase price	$6,070,445

The assignment of fair values to Embarq’s assets and liabilities has not been finalized as of March 31, 2010.  Further adjustments may be necessary prior to June 30, 2010, particularly as it relates to contingent liabilities and other long-term liabilities (including deferred income taxes).

The following unaudited pro forma financial information presents the combined results of CenturyTel and Embarq as though the acquisition had been consummated as of January 1, 2009.

Three months
ended March 31,
2009
(Dollars in thousands,
except per share amounts)

Operating revenues	$1,982,000
Net income attributable to CenturyTel, Inc.	$257,000
Basic earnings per share before extraordinary item	$.87
Diluted earnings per share before extraordinary item	$.87

These results include certain adjustments, primarily due to adjustments to depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the remeasurement of the benefit obligations, and the related income tax effects.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any (i) potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2010 and December 31, 2009 were composed of the following:

	March 31,	Dec. 31,
	2010	2009
	(Dollars in thousands)

Goodwill	$10,251,758	10,251,758

Intangible assets subject to amortization
Customer list
Gross carrying amount	$1,279,308	1,279,308
Accumulated amortization	(201,108)	(148,491)
Net carrying amount	$1,078,200	1,130,817

Other
Gross carrying amount	$69,567	69,567
Accumulated amortization	(23,749)	(22,466)
Net carrying amount	$45,818	47,101

Other intangible assets not subject to amortization	$268,500	268,500

Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2010 was $53.9 million and is expected to be $206.3 million in 2010, $185.6 million in 2011, $164.5 million in 2012, $145.2 million in 2013 and $126.0 million in 2014.

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to qualified retired employees.

Net periodic postretirement benefit cost for the three months ended March 31, 2010 (which includes the effects of our July 1, 2009 acquisition of Embarq) and 2009 included the following components:

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

Service cost	$3,334	1,209
Interest cost	8,187	4,898
Expected return on plan assets	(981)	(347)
Amortization of unrecognized prior service cost	(343)	(886)
Net periodic postretirement benefit cost	$10,197	4,874

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees, including separate plans for all legacy CenturyTel employees and all legacy Embarq employees.   Until such time as we elect to integrate Embarq’s benefit plans with ours, we plan to continue to operate these plans independently.  Upon payment of certain lump sum distributions in early 2009, we recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Net periodic pension expense for the three months ended March 31, 2010 (which includes the effects of our July 1, 2009 acquisition of Embarq) and 2009 included the following components:

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

Service cost	$15,932	3,493
Interest cost	63,277	6,631
Expected return on plan assets	(70,036)	(6,964)
Settlement loss	-	7,711
Net amortization and deferral	6,917	4,177
Net periodic pension expense	$16,090	15,048

We contributed $300 million to the legacy Embarq pension plan in the first quarter of 2010.  Based on current actuarial estimates as of March 31, 2010, we do not expect to be required to make a minimum contribution to the legacy Embarq pension plan until 2012.  Based on current circumstances, our minimum required contributions to our other pension plans are immaterial.  The actual level of contribution required in future years can change significantly depending on discount rates and actual returns on plan assets.

(6)	Stock-based Compensation

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors, through its Compensation Committee, to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares.  As of March 31, 2010, we had reserved approximately 31.0 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   During the first quarter of 2010, 396,753 shares of restricted stock were granted to certain executive-level employees, of which 198,374 were time-vested restricted stock that vests over a three-year period and 198,379 were performance-based restricted stock.   The performance-based restricted stock will vest over time only if specific performance measures are met for the applicable periods.  One half of the performance based restricted stock will vest in March 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The other half will vest in March 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the S&P 500 Index for the same period.  The 198,379 shares of performance-based restricted stock issued represent the target award.  Each recipient has the opportunity to ultimately receive between 0% and 200% of the target award depending on our total shareholder return in relation to that of the S&P 500 Index.   We valued these performance-based awards using Monte-Carlo simulations.

As of March 31, 2010, there were 2,459,000 shares of nonvested restricted stock outstanding at an average grant date fair value of $31.63 per share.

The total compensation cost for all share-based payment arrangements for the first quarter of 2010 and 2009 was $7.1 million and $4.5 million, respectively.  As of March 31, 2010, there was $55.0 million of total unrecognized compensation cost related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.1 years.

(7)	Income Taxes

Our effective income tax rate was 38.9% and 39.1% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010.

The lump sum distributions made to certain executive officers in the first quarter of 2009 in connection with discontinuing the Supplemental Executive Retirement Plan were non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  Such treatment resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully offset by a valuation allowance as it was more likely than not that these carryforwards would not be utilized prior to expiration.

(8)	Business Segments

We are an integrated communications company engaged primarily in providing an array of communications services to our retail and wholesale customers, including local exchange, long distance, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.  Because of the similar economic characteristics of our operations, we have utilized the aggregation criteria specified in the segment accounting guidance and concluded that we operate as one reportable segment.  Our operating revenues for our products and services include the following components:

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

Voice	$812,876	250,194
Data	467,440	139,937
Network access	286,228	152,568
Other	233,882	93,686
Total operating revenues	$1,800,426	636,385

In the first quarter of 2010, we have reclassified revenues generated from subscriber line charges to “Voice” revenues from “Network access” revenues to better align our presentation of such revenues with others in our industry.  In addition, we have included revenues generated from our fiber transport, CLEC and security monitoring operations in “Other” revenues.  Prior periods have been restated to reflect this new presentation.

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

We derive other revenues primarily by (i) providing fiber transport, CLEC and security monitoring services; (ii) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (iii) providing payphone services primarily within our local service territories and at various correctional facilities around the country, (iv) participating in the publication of local telephone directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses, (v) providing network database services and (vi) providing our video services, as well as other new product and service offerings.

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $30 million for the three months ended March 31, 2010 and $10 million for the three months ended March 31, 2009.

(9)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued guidance on business combinations, which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  Such guidance also changes the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and is effective for us for all business combinations for which the acquisition date is on or after January 1, 2009.  We have accounted for our acquisition of Embarq using this guidance.  See Note 2 for additional information related to our acquisition of Embarq.

As of March 31, 2010, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	March 31, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$101,174	101,174	-	-

(10)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs alleged that we unjustly and unreasonably billed customers for inside wire maintenance services, and sought unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.  On March 10, 2006, the Court certified a class of plaintiffs and issued a ruling that the billing descriptions we used for these services during an approximately 18-month period between October 2000 and May 2002 were legally insufficient.  In February 2010, subject to final court approval, we settled this case in an amount that exceeded our previously established reserves by $8 million and such amount was reflected as an expense in the fourth quarter of 2009.  Final court approval is expected in the second quarter of 2010.

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

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. A ruling in Embarq’s favor was recently entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.

In Robert M. Garst, Sr. et al. v. CenturyTel, Inc. et al., filed March 13, 2009 in the 142nd Judicial District Court of Texas, Midland County (Case No. CV-46861), certain of our former ten-vote shareholders challenged the effectiveness of the vote to eliminate our time-phase voting structure.  We believe we followed all necessary steps to properly effect the amendments described above and are defending the case accordingly.  We do not expect the resolution of this issue to have a material adverse impact on our results of operations or financial condition.

In April 2010, a series of lawsuits were filed by shareholders of Qwest Communications International, Inc. in Colorado state and federal courts and in Delaware federal court, alleging that Qwest’s officers and directors breached their fiduciary duties by failing to maximize the value to be received by Qwest’s stockholders in connection with CenturyTel’s recently announced acquisition of Qwest.  CenturyTel is also named as a defendant to all of the lawsuits and is alleged to have aided and abetted these breaches of duty.  Although very early in the litigation process, we do not expect these lawsuits to have a material adverse impact on our results of operations or financial condition.

In December 2009, subsidiaries of CenturyTel filed two lawsuits against subsidiaries of Sprint Nextel to recover approximately $26 million in terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs.  One lawsuit, filed on behalf of all legacy Embarq operating entities, is pending in federal court in Virginia, and the other, filed on behalf of all legacy CenturyTel operating entities, is pending in federal court in Louisiana.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  We have not recorded a reserve related to this issue.

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

On April 21, 2010, we entered into a definitive agreement under which we propose to acquire Qwest Communications International, Inc. (“Qwest”) in a tax-free stock-for-stock transaction.  Under the terms of the agreement, Qwest shareholders will receive 0.1664 CenturyTel shares for each share of Qwest common stock they own at closing.  CenturyTel shareholders are expected to own 50.5% and Qwest shareholders are expected to own 49.5% of the combined company at closing.  On April 22, 2010, Qwest had outstanding approximately 1.736 billion shares of common stock and as of March 31, 2010, Qwest had outstanding $13.546 billion of long-term debt.

Completion of the transaction is subject to the receipt of regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, as well as approvals from the Federal Communications Commission and certain state public service commissions.  The transaction is also subject to the approval of CenturyTel and Qwest shareholders, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the first half of 2011.  If the merger agreement is terminated under certain circumstances, we may be obligated to pay Qwest a termination fee of $350 million and Qwest may be obligated to pay CenturyTel a termination fee of $350 million.

Item 2.
CenturyTel, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations which might be expected for the entire year.

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the three months ended March 31, 2010 with the three months ended March 31, 2009 are less meaningful than usual since most all of the significant period to period variances are caused by the Embarq acquisition.  We discuss below certain trends that we believe are significant, even if they are not necessarily material to the combined company.

We are an integrated communications company primarily engaged in providing an array of communications services to customers in 33 states, including local and long distance voice, wholesale network access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.   We operate approximately 6.9 million access lines and serve approximately 2.3 million broadband customers, based on operating data as of March 31, 2010.  For additional information on our revenue sources, see Note 8.   For additional information on our acquisition of Embarq, see Note 2.

During the three months ended March 31, 2010 and 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq.  Such expenses are summarized in the table below.

	Three months	Three months
Description	ended March 31, 2010	ended March 31, 2009
	(Dollars in thousands)

Severance costs due to workforce reductions	$14,982	-
Integration related costs associated with our acquisition of Embarq	21,507	6,929
Income tax charge due to a change in the treatment of Medicare subsidy receipts	3,965	-
Settlement loss related to supplemental executive retirement plan	-	7,711
Charge incurred upon termination of our $800 million bridge facility	-	8,000
Total	$40,454	22,640

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

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s National Broadband Plan released in the first quarter of 2010); our ability to effectively adjust to changes in the communications industry; changes in our allocation of the Embarq purchase price after the date hereof; our ability to successfully integrate Embarq into our operations, including the possibility that the anticipated benefits from the Embarq merger cannot by fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated; our ability to successfully complete our pending acquisition of Qwest, including timely receiving all shareholder and regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business and our July 2009 acquisition of Embarq are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2009, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared
to Three Months Ended March 31, 2009

Net income attributable to CenturyTel, Inc. was $252.6 million and $67.2 million for the first quarter of 2010 and 2009, respectively.  Diluted earnings per share for the first quarter of 2010 and 2009 was $.84 and $.67, respectively.   The increase in the number of shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Three months
	ended March 31,
	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$545,230	164,337
Interest expense	(142,225)	(52,032)
Other income (expense)	10,500	(1,818)
Income tax expense	(160,548)	(43,107)
Net income	252,957	67,380
Less: Net income attributable to noncontrolling interests	(356)	(226)
Net income attributable to CenturyTel, Inc.	$252,601	67,154

Basic earnings per share	$.84	.67

Diluted earnings per share	$.84	.67

Average basic shares outstanding	299,413	99,126

Average diluted shares outstanding	299,997	99,144

Operating income increased $380.9 million due to a $1.164 billion increase in operating revenues and a $783.1 million increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.

As a result of the discontinuance of the application of regulatory accounting effective July 1, 2009 (as more fully described in our 2009 Annual Report on Form 10-K), we have eliminated all intercompany transactions with regulated affiliates since the third quarter of 2009 that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $52 million) for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Operating Revenues

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

Voice	$812,876	250,194
Data	467,440	139,937
Network access	286,228	152,568
Other	233,882	93,686
Total operating revenues	$1,800,426	636,385

The $562.7 million increase in voice revenues is primarily due to $584.2 million of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $21.5 million decrease is primarily due (i) a $9.4 million decrease due to a 6.5% decline in the average number of access lines in our legacy CenturyTel markets; (ii) a $4.1 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate; and (iii) a $3.9 million reduction due to the elimination of all intercompany transactions due to the above-described discontinuance of regulatory accounting.

Total access lines declined 126,000 (1.8%) in the first quarter of 2010 as compared to year end 2009.  We believe the decline in the number of access lines during the first quarter of 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.5% in 2010.

Data revenues increased $327.5 million in the first quarter of 2010 due to $350.6 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $23.1 million substantially due to a $27.3 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $4.2 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers.

Network access revenues increased $133.7 million in the first quarter of 2010 due to $162.7 million of revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $29.0 million in the first quarter of 2010 primarily due to (i) a $10.9 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $9.4 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients; and (iii) a $4.1 million decrease as a result of lower intrastate revenues due to a reduction in intrastate access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate access rates and minutes will continue to decline in 2010, although we cannot precisely estimate the magnitude of such decrease.  Proceedings filed by interexchange carriers in several of our operating states or state initiated legislation could, if successful, place further downward pressure on our intrastate access rates.

Operating Expenses

	Three months
	ended March 31,
	2010	2009
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$619,105	234,631
Selling, general and administrative	282,929	109,845
Depreciation and amortization	353,162	127,572
	$1,255,196	472,048

Cost of services and products increased $384.5 million primarily due to $418.0 million of expenses attributable to the Embarq properties acquired on July 1, 2009 (which includes approximately $5.4 million of costs associated with employee severance benefits).  The remaining $33.5 million decrease is primarily due to a $40.8 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting, which was partially offset by a $6.9 million increase in salaries, wages and benefits.

Selling, general and administrative expenses increased $173.1 million primarily due to $199.7 million of expenses incurred by Embarq (which includes approximately $6.5 million of costs associated with employee severance benefits), which was partially offset by a $9.3 million reduction in salaries and benefits (primarily due to a $7.7 million settlement charge related to a supplemental executive pension plan in first quarter 2009) and a $7.3 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Depreciation and amortization increased $225.6 million primarily due to $239.0 million of depreciation and amortization attributable to Embarq (including $49.2 million of amortization expense related to the customer list and other intangible assets associated with the Embarq acquisition).  The remaining decrease was primarily due to a $10.8 million decrease in depreciation expense due to a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $6.9 million decrease due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $90.2 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to $89.0 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $10.5 million for the first quarter of 2010 compared to $(1.8) million for the first quarter of 2009.  Included in the first quarter of 2009 is an $8.0 million one-time charge associated with terminating our $800 million bridge credit facility entered into in connection with our acquisition of Embarq.

Income Tax Expense

Our effective income tax rate was 38.9% and 39.1% for the three months ended March 31, 2010 and March 31, 2009, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010.

The lump sum distributions made to certain executive officers in the first quarter of 2009 in connection with discontinuing the Supplemental Executive Retirement Plan were non-deductible for income tax purposes pursuant to executive compensation limitations prescribed by the Internal Revenue Code.  Such treatment resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully offset by a valuation allowance as it was more likely than not that these carryforwards would not be utilized prior to expiration.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures as well as our dividend payments.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $461.5 million during the first three months of 2010 and $230.2 million during the first three months of 2009.  During the first quarter of 2010, we contributed $300 million to the legacy Embarq pension plan.  Such funding was made with approximately $126 million of borrowings under our revolving credit facility, with the balance being provided by cash on hand.  The lump sum distributions associated with the discontinuance of our Supplemental Executive Retirement Plan were paid in early 2009 and aggregated approximately $37 million.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $168.5 million and $45.4 million for the three months ended March 31, 2010 and 2009, respectively.  Payments for property, plant and equipment were $167.2 million in the first quarter of 2010 and $45.5 million in the first quarter of 2009.  Included in our first quarter 2009 capital expenditures was approximately $6.4 million related to the integration of Embarq.  Our budgeted capital expenditures for 2010 are expected to be between $825-875 million.

Net cash used in financing activities was $248.3 million during the first three months of 2010 compared to $366.9 million during the first three months of 2009.  We made $292.0 million of debt payments (substantially all of which related to our revolving credit facility) in the first quarter of 2009 primarily from cash on hand.  We paid dividends of $218.1 million in the first three months of 2010 compared to $70.4 million in the first three months of 2009.  Such increase is primarily attributable to the increase in shares outstanding as a result of the common stock issued in connection with our Embarq acquisition on July 1, 2009.

We have available two revolving credit facilities, (i) a five-year, $728 million unsecured revolving credit facility of CenturyTel which expires in December 2011 and (ii) an $800 million unsecured revolving credit facility of Embarq which expires in May 2011.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  As of April 30, 2010, approximately $56 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of April 30, 2010, we had approximately $105 million outstanding under our credit facilities (all of which relates to CenturyTel’s facility) and no amounts outstanding under our commercial paper program.  Prior to the lapse of Embarq’s credit facility in 2011, CenturyTel plans, based on current market conditions, to replace the existing two facilities with a single larger CenturyTel revolving credit facility.

Following our announcement of our pending acquisition of Qwest, (i) Standard & Poor’s indicated that our current long-term debt rating of BBB- had been placed under watch for a possible downgrade and (ii) Moody’s Investors Service affirmed our current long-term debt rating of Baa3, but downgraded its outlook from stable to negative.  It is expected that any downgrades would be made only following the completion of the Qwest acquisition.

OTHER MATTERS

On March 16, 2010, the FCC released its National Broadband Plan, which is the FCC’s framework to develop a comprehensive plan over the next decade for broadband deployment, intercarrier compensation reform and regulatory reform initiatives such as reformation of the USF high cost support fund.  Given the early stages of the Plan, we cannot predict the ultimate outcome nor can we be assured that such Plan will not have a material adverse effect on us or our industry in the future.

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

At March 31, 2010, the fair value of our long-term debt was estimated to be $8.3 billion based on the overall weighted average rate of our debt of 7.1% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 71 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $346.5 million decrease in fair value of our long-term debt at March 31, 2010.  As of March 31, 2010, approximately 97% of our long-term and short-term debt obligations were fixed rate.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets.  If our actual return on plan assets is significantly lower than our expected return assumption, our net periodic pension expense will increase in the future and we will be required to contribute additional funds to our pension plan.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of March 31, 2010.

Item 4.
CenturyTel, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2010.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyTel, Inc.

Item 1.                      Legal Proceedings.

See Note 10 to the financial statements included in Part I, Item 1, of this report.

Item 1A.                      Risk Factors.

We may not be able to successfully or timely complete our pending acquisition of Qwest, or realize the anticipated benefits of the transaction.

We are unable to complete our pending acquisition of Qwest until after we receive approvals from the FCC and various state governmental entities and after the waiting period has expired under the Hart-Scott-Rodino Antitrust Improvements Act. In deciding whether to grant some of these approvals, the relevant governmental entity will make a determination of whether, among other things, the merger is in the public interest. Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review.  We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not have a material adverse effect on CenturyTel following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment of the merger.  Depending on the reasons for not completing the merger, we could be required to pay Qwest a termination fee of $350 million.  For this and other reasons, our failure to complete the merger could adversely affect our business, operating results or financial condition, and could negatively impact the trading price of our securities.  If the merger is completed, we can provide no assurance that the anticipated benefits of the merger will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of Qwest’s operations into ours will not be greater than expected.

Implementation of the FCC’s National Broadband Plan could materially adversely affect our business.

The FCC’s 10-year National Broadband Plan released on March 16, 2010 seeks comprehensive changes in federal communications regulations and programs that could, among other things, result in lower universal service funding and access revenues for several of our local exchange companies.  At this stage, we can neither predict the ultimate outcome of this plan nor provide any assurances that the implementation of this plan will not have a material adverse effect on our business, operating results or financial condition.

For a listing of other factors that could materially and adversely affect our business, financial condition, results of operation, liquidity or prospects, please see Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2010, we withheld 299,390 shares of stock at an average price of $34.84 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

Item 6.                     Exhibits

A.	Exhibits

10.2
Form of Restricted Stock Agreement, pursuant to the Amended and Restated 2005 Management Incentive Compensation Plan and dated as of March 8, 2010, entered into between Registrant and nine of its top officers.

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

CenturyTel, Inc.

Date: May 7, 2010	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)