Form 10-Q
period 2010-06-30
CENTURYTEL INC
filed 2010-08-06
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

[  ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-7784

CenturyLink, Inc.
(Exact name of registrant as specified in its charter)

Louisiana	72-0651161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 CenturyLink Drive, Monroe, Louisiana 71203
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (318) 388-9000

Former name, if changed since last report:   CenturyTel, Inc.

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

As of July 31, 2010, there were 301,445,975 shares of common stock outstanding.

CenturyLink, Inc.

TABLE OF CONTENTS

		Page No.
Part I.	Financial Information:

Item 1. Financial Statements

	Consolidated Statements of Income--Three Months and Six Months
	Ended June 30, 2010 and 2009	3

	Consolidated Statements of Comprehensive Income--
	Three Months and Six Months Ended June 30, 2010 and 2009	4

	Consolidated Balance Sheets--June 30, 2010 and
	December 31, 2009	5

	Consolidated Statements of Cash Flows--
	Six Months Ended June 30, 2010 and 2009	6

	Consolidated Statements of Stockholders' Equity--
	Six Months Ended June 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements*	8-15

Item 2. Management's Discussion and Analysis of Financial
	Condition and Results of Operations	16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk		25

Item 4. Controls and Procedures		26

Part II.	Other Information:

Item 1 Legal Proceedings		27

Item 1A. Risk Factors		27-41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		42

Item 6. Exhibits		42-43

Signature		43

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$1,772,030	634,469	3,572,456	1,270,854

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	589,420	235,732	1,208,525	470,363
Selling, general and administrative	301,671	120,742	584,600	230,587
Depreciation and amortization	357,951	128,552	711,113	256,124
Total operating expenses	1,249,042	485,026	2,504,238	957,074

OPERATING INCOME	522,988	149,443	1,068,218	313,780

OTHER INCOME (EXPENSE)
Interest expense	(143,249)	(44,937)	(285,474)	(96,969)
Other income (expense)	7,308	7,635	17,808	5,817
Total other income (expense)	(135,941)	(37,302)	(267,666)	(91,152)

INCOME BEFORE INCOME TAX EXPENSE	387,047	112,141	800,552	222,628
Income tax expense	147,921	42,813	308,469	85,920

NET INCOME	239,126	69,328	492,083	136,708
Less: Net income attributable to noncontrolling interests	(355)	(298)	(711)	(524)
NET INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$238,771	69,030	491,372	136,184

BASIC EARNINGS PER SHARE	$.79	.68	1.63	1.35

DILUTED EARNINGS PER SHARE	$.79	.68	1.63	1.35

DIVIDENDS PER COMMON SHARE	$.725	.70	1.45	1.40
AVERAGE BASIC SHARES OUTSTANDING	300,058	99,414	299,736	99,270
AVERAGE DILUTED SHARES OUTSTANDING	300,605	99,450	300,301	99,297

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

NET INCOME	$239,126	69,328	492,083	136,708

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67, $67, $134 and $134 tax	107	107	214	214
Defined benefit pension and postretirement plans, net of $1,510, $1,263, $(12,297) and $5,488 tax	2,422	2,026	(6,982)	8,803
Net change in other comprehensive income (loss), net of tax	2,529	2,133	(6,768)	9,017

COMPREHENSIVE INCOME	241,655	71,461	485,315	145,725
Comprehensive income attributable to noncontrolling interests	(355)	(298)	(711)	(524)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$241,300	71,163	484,604	145,201

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$186,357	161,807
Accounts receivable, less allowance of $51,436 and $47,450	702,030	685,589
Income tax receivable	42,261	115,684
Materials and supplies, at average cost	35,599	35,755
Deferred income tax asset	73,890	83,319
Other	43,513	41,437
Total current assets	1,083,650	1,123,591

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	15,876,487	15,556,763
Accumulated depreciation	(7,010,016)	(6,459,624)
Net property, plant and equipment	8,866,471	9,097,139

GOODWILL AND OTHER ASSETS
Goodwill	10,260,640	10,251,758
Other	1,988,823	2,090,241
Total goodwill and other assets	12,249,463	12,341,999

TOTAL ASSETS	$22,199,584	22,562,729

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$496,559	500,065
Accounts payable	299,066	394,687
Accrued expenses and other liabilities
Salaries and benefits	243,401	255,103
Other taxes	148,175	98,743
Interest	120,163	108,020
Other	141,169	168,203
Advance billings and customer deposits	181,053	182,374
Total current liabilities	1,629,586	1,707,195

LONG-TERM DEBT	7,178,646	7,253,653

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,216,831	2,256,579
Benefit plan obligations	1,229,006	1,485,643
Other deferred credits	394,419	392,860
Total deferred credits and other liabilities	3,840,256	4,135,082

STOCKHOLDERS' EQUITY
CenturyLink, Inc.
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 301,265,872 and 299,189,279 shares	301,266	299,189
Paid-in capital	6,048,168	6,014,051
Accumulated other comprehensive loss, net of tax	(92,074)	(85,306)
Retained earnings	3,287,225	3,232,769
Preferred stock - non-redeemable	236	236
Noncontrolling interests	6,275	5,860
Total stockholders’ equity	9,551,096	9,466,799
TOTAL LIABILITIES AND EQUITY	$22,199,584	22,562,729

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months
	ended June 30,
	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$492,083	136,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	711,113	256,124
Deferred income taxes	(17,467)	25,831
Share-based compensation	18,126	9,859
Income from unconsolidated cellular entity	(9,787)	(9,914)
Distributions from unconsolidated cellular entity	9,134	9,602
Changes in current assets and current liabilities:
Receivables	(16,441)	31,192
Accounts payable	(95,621)	4,761
Accrued income and other taxes	114,945	31,094
Other current assets and other current liabilities, net	(24,240)	(3,425)
Retirement benefits	(279,509)	(14,537)
Excess tax benefits from share-based compensation	(3,636)	(753)
(Increase) decrease in other noncurrent assets	(19,112)	2,542
Increase (decrease) in other noncurrent liabilities	1,581	(4,823)
Other, net	-	7,944
Net cash provided by operating activities	881,169	482,205

INVESTING ACTIVITIES
Payments for property, plant and equipment	(362,226)	(130,801)
Other, net	2,263	210
Net cash used in investing activities	(359,963)	(130,591)

FINANCING ACTIVITIES
Payments of debt	(78,513)	(394,666)
Proceeds from issuance of common stock	26,432	7,295
Repurchase of common stock	(13,394)	(4,786)
Cash dividends	(436,916)	(141,105)
Excess tax benefits from share-based compensation	3,636	753
Other, net	2,099	(3,288)
Net cash used in financing activities	(496,656)	(535,797)

Net increase (decrease) in cash and cash equivalents	24,550	(184,183)
Cash and cash equivalents at beginning of period	161,807	243,327

Cash and cash equivalents at end of period	$186,357	59,144

Supplemental cash flow information:
Income taxes paid	$247,866	24,168
Interest paid (net of capitalized interest of $7,483 and $572)	$265,848	98,906

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months
	ended June 30,
	2010	2009
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$299,189	100,277
Issuance of common stock through dividend reinvestment, incentive and benefit plans	2,460	1,043
Shares withheld to satisfy tax withholdings	(383)	(180)
Balance at end of period	301,266	101,140

PAID-IN CAPITAL
Balance at beginning of period	6,014,051	39,961
Issuance of common stock through dividend reinvestment, incentive and benefit plans	23,972	6,252
Shares withheld to satisfy tax withholdings	(13,011)	(4,606)
Excess tax benefits from share-based compensation	3,636	753
Share-based compensation and other	19,520	10,952
Balance at end of period	6,048,168	53,312

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(85,306)	(123,489)
Change in other comprehensive loss (net of reclassification adjustment), net of tax	(6,768)	9,017
Balance at end of period	(92,074)	(114,472)

RETAINED EARNINGS
Balance at beginning of period	3,232,769	3,146,255
Net income attributable to CenturyLink, Inc.	491,372	136,184
Cash dividends declared
Common stock - $1.45 and $1.40 per share, respectively	(436,910)	(141,099)
Preferred stock	(6)	(6)
Balance at end of period	3,287,225	3,141,334

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	236	236

NONCONTROLLING INTERESTS
Balance at beginning of period	5,860	4,568
Net income attributable to noncontrolling interests	711	524
Distributions attributable to noncontrolling interests	(296)	(320)
Balance at end of period	6,275	4,772

TOTAL STOCKHOLDERS' EQUITY	$9,551,096	3,186,322

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyLink, Inc. (“CenturyLink”, formerly named CenturyTel, Inc.) and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in the opinion of management, the disclosures made are adequate to make the information presented not misleading. The consolidated financial statements and notes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2009.

The financial information for the three months and six months ended June 30, 2010 and 2009 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and six-month periods have been included therein. The results of operations for the first six months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

As more fully described in Note 9, we have reclassified subscriber line charge revenues to “Voice” revenues from “Network access” revenues for all periods presented.  In addition, we have included the revenues from our fiber transport, CLEC and security monitoring operations in “Other” revenues for all periods presented.

(2)	Embarq Acquisition

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyLink.  We accounted for such acquisition pursuant to Financial Accounting Standards Board guidance on business combinations, which has been effective for all business combinations consummated on or after January 1, 2009, as more fully described below.

As a result of the acquisition, each outstanding share of Embarq common stock was converted into the right to receive 1.37 shares of CenturyLink common stock (“CTL common stock”), with cash paid in lieu of fractional shares. Based on the number of CenturyLink common shares issued to consummate the merger (196.1 million), the closing stock price of CTL common stock as of June 30, 2009 ($30.70) and the pre-combination portion of share-based compensation awards assumed by CenturyLink ($50.2 million), the aggregate merger consideration approximated $6.1 billion.  The premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification, leveraged combined networks and improved competitive positioning.  None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $2.486 billion of operating revenues of Embarq are included in our consolidated results of operations for the first six months of 2010.  CenturyLink was the accounting acquirer in this transaction.  We have recognized Embarq’s assets and liabilities at their acquisition date estimated fair values pursuant to business combination accounting rules that are effective for acquisitions consummated on or after January 1, 2009.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) require a significant amount of judgment.  The fair value of property, plant and equipment and identifiable intangible assets were determined based upon analysis performed by an independent valuation firm.  The fair value of pension and postretirement obligations was determined by independent actuaries.  The fair value of long-term debt was determined by management based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets.  All other fair value determinations, which consisted primarily of current assets, current liabilities and deferred income taxes, were made by management.  The following is the assignment of the fair value of the assets acquired and liabilities assumed for the Embarq acquisition.

Fair value
as of July 1, 2009
(Dollars in thousands)

Current assets	$675,720
Net property, plant and equipment	6,077,672
Identifiable intangible assets
Customer list	1,098,000
Rights of way	268,472
Other (trademarks, internally developed software, licenses)	26,817
Other non-current assets	24,131
Current liabilities	(837,132)
Long-term debt, including current maturities	(4,886,708)
Other long-term liabilities	(2,621,493)
Goodwill	6,244,966
Total purchase price	$6,070,445

The following unaudited pro forma financial information presents the combined results of CenturyLink and Embarq as though the acquisition had been consummated as of January 1, 2009.

Six months
ended June 30,
2009
(Dollars in thousands, except per share amounts)

Operating revenues	$3,942,000
Net income attributable to CenturyLink, Inc.	$519,000
Basic earnings per share before extraordinary item	$1.75
Diluted earnings per share before extraordinary item	$1.75

These results include certain adjustments, primarily due to adjustments to depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the remeasurement of the benefit obligations, and the related income tax effects.  Pro forma operating revenues for the six months ended June 30, 2009 include approximately $104 million of revenues that would have been eliminated had our July 1, 2009 discontinuance of the application of regulatory accounting (discussed further in Part I, Item 2 of this report) been effective as of January 1, 2009.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any (i) potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition or (ii) transaction or integration costs relating to the acquisition.

(3)	Pending Acquisition of Qwest

On April 21, 2010, we entered into a definitive agreement under which we propose to acquire Qwest Communications International Inc. (“Qwest”) in a tax-free stock-for-stock transaction.  Under the terms of the agreement, Qwest shareholders will receive 0.1664 CenturyLink shares for each share of Qwest common stock they own at closing.  CenturyLink shareholders are expected to own approximately 50.5% and Qwest shareholders are expected to own approximately 49.5% of the combined company at closing.  As of June 30, 2010, Qwest had outstanding approximately (i) 1.737 billion shares of common stock and (ii) $13.083 billion of long-term debt.

Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission and certain state public service commissions.  The transaction is also subject to the approval of CenturyLink and Qwest shareholders at meetings scheduled for August 24, 2010, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the first half of 2011.  If the merger agreement is terminated under certain circumstances, we may be obligated to pay Qwest a termination fee of $350 million or Qwest may be obligated to pay CenturyLink a termination fee of $350 million.

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of June 30, 2010 and December 31, 2009 were composed of the following:

	June 30,	Dec. 31,
	2010	2009
	(Dollars in thousands)

Goodwill	$10,260,640	10,251,758

Intangible assets subject to amortization
Customer list
Gross carrying amount	$1,279,308	1,279,308
Accumulated amortization	(253,726)	(148,491)
Net carrying amount	$1,025,582	1,130,817

Other
Gross carrying amount	$69,567	69,567
Accumulated amortization	(25,131)	(22,466)
Net carrying amount	$44,436	47,101

Other intangible assets not subject to amortization	$268,500	268,500

The change in the balance of goodwill from December 31, 2009 is attributable to the finalization of the assignment of fair value to Embarq’s assets and liabilities acquired (primarily certain contingent liabilities and deferred income taxes) in connection with our July 1, 2009 acquisition of Embarq.

Total amortization expense related to the intangible assets subject to amortization for the first six months of 2010 was $107.9 million and is expected to be $206.3 million for the full year 2010, $185.6 million in 2011, $164.5 million in 2012, $145.2 million in 2013 and $126.0 million in 2014.

(5)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to qualified retired employees.

Net periodic postretirement benefit cost for the three months and six months ended June 30, 2010 (which includes the effects of our July 1, 2009 acquisition of Embarq) and 2009 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$3,335	1,317	6,669	2,526
Interest cost	8,187	4,899	16,375	9,797
Expected return on plan assets	(981)	(346)	(1,962)	(693)
Amortization of unrecognized prior service cost	(343)	(887)	(686)	(1,773)
Net periodic postretirement benefit cost	$10,198	4,983	20,396	9,857

(6)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees, including separate plans for legacy CenturyLink employees and legacy Embarq employees.   Until such time as we elect to integrate Embarq’s benefit plans with ours, we plan to continue to operate these plans independently.  Upon payment of certain lump sum distributions in early 2009, we recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Net periodic pension expense for the three months and six months ended June 30, 2010 (which includes the effects of our July 1, 2009 acquisition of Embarq) and 2009 included the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$17,169	3,493	33,101	6,987
Interest cost	58,384	6,621	121,661	13,252
Expected return on plan assets	(71,478)	(6,964)	(141,514)	(13,928)
Settlement loss	-	-	-	7,711
Net amortization and deferral	3,307	4,176	10,224	8,352
Net periodic pension expense	$7,382	7,326	23,472	22,374

We contributed $300 million to the legacy Embarq pension plan in the first quarter of 2010.  Based on current actuarial estimates, we expect to be required to make a minimum contribution of approximately $37 million to the legacy Embarq pension plan in 2011.  Based on current circumstances, our minimum required contributions to our other pension plans are immaterial.  The actual level of contribution required in future years can change significantly depending on prevailing discount rates and actual returns on plan assets.

(7)	Stock-based Compensation

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors (through its Compensation Committee) and the Chief Executive Officer to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares.  As of June 30, 2010, we had reserved approximately 30.0 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   During the first quarter of 2010, 396,753 shares of restricted stock were granted to certain executive-level employees, of which 198,374 were time-vested restricted stock that vests over a three-year period and 198,379 were performance-based restricted stock.   The performance-based restricted stock will vest over time only if specific performance measures are met for the applicable periods.  One half of the performance based restricted stock will vest in March 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The other half will vest in March 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The 198,379 shares of performance-based restricted stock issued represent the target award.  Each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return in relation to that of the S&P 500 Index.   We valued these performance-based awards using Monte-Carlo simulations.  In addition, during the first half of 2010, 499,438 shares of time-vested restricted stock (which vest over a three-year period) were granted to certain other key employees and our outside directors.

As of June 30, 2010, there were 2,645,000 shares of nonvested restricted stock outstanding at an average grant date fair value of $32.34 per share.

The total compensation cost for all share-based payment arrangements for the first six months of 2010 and 2009 was $18.1 million and $9.9 million, respectively.  As of June 30, 2010, there was $61.6 million of total unrecognized compensation cost related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.2 years.

(8)	Income Taxes

Our effective income tax rate was 38.6% and 38.7% for the six months ended June 30, 2010 and 2009, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010.  In addition, a portion of our transaction costs associated with our pending acquisition of Qwest is considered non-deductible for income tax purposes.  The treatment of these costs as non-deductible resulted in the recognition of approximately $1.4 million of higher income tax expense in the first six months of 2010 than would have been recognized had such costs been deductible for income tax purposes.

The lump sum distributions made to certain executive officers in the first quarter of 2009 in connection with discontinuing the Supplemental Executive Retirement Plan were non-deductible for income tax purposes pursuant to Internal Revenue Code Section 162(m) limitations.  Such treatment resulted in the recognition of approximately $6.7 million of income tax expense in the first quarter of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a state law change that we believe will allow us to utilize net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully offset by a valuation allowance as it was more likely than not that we would not utilize these carryforwards prior to expiration.

(9)	Business Segments

We are an integrated communications company engaged primarily in providing an array of communications services to our retail, business and wholesale customers, including local exchange, long distance, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.  Because of the similar economic characteristics of our operations, we have utilized the aggregation criteria specified in the segment accounting guidance and concluded that we operate as one reportable segment.  Our operating revenues for our products and services include the following components:

	Three months		Six months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Voice	$790,580	247,427	1,603,456	497,621
Data	472,999	142,923	940,439	282,860
Network access	274,956	150,542	561,184	303,110
Other	233,495	93,577	467,377	187,263
Total operating revenues	$1,772,030	634,469	3,572,456	1,270,854

Beginning in 2010, we have reclassified revenues generated from subscriber line charges to “Voice” revenues from “Network access” revenues to better align our presentation of such revenues with others in our industry.  In addition, we have included revenues generated from our fiber transport, CLEC and security monitoring operations in “Other” revenues.  Prior periods have been restated to reflect this new presentation.

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

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to fully recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $61 million for the six months ended June 30, 2010 and $20 million for the six months ended June 30, 2009.

(10)	Recent Accounting Pronouncements

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

As of June 30, 2010, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	June 30, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$100,288	100,288	-	-

(11)	Commitments and Contingencies

In Barbrasue Beattie and James Sovis, on behalf of themselves and all others similarly situated, v. CenturyTel, Inc., filed on October 28, 2002, in the United States District Court for the Eastern District of Michigan (Case No. 02-10277), the plaintiffs alleged that we unjustly and unreasonably billed customers for inside wire maintenance services, and sought unspecified monetary damages and injunctive relief under various legal theories on behalf of a purported class of over two million customers in our telephone markets.   In February 2010, we settled this case in an amount that exceeded our previously established reserves by $8 million and such amount was reflected as an expense in the fourth quarter of 2009.  The Court has approved the settlement and dismissed the lawsuit.

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

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. In 2009, a ruling in Embarq’s favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.

In Robert M. Garst, Sr. et al. v. CenturyTel, Inc. et al., filed March 13, 2009 in the 142nd Judicial District Court of Texas, Midland County (Case No. CV-46861), certain of our former ten-vote shareholders challenged the effectiveness of the vote to eliminate our time-phase voting structure.  During the second quarter of 2010, we settled this case for an amount that was not material to our results of operations or financial condition.

In April 2010, a series of lawsuits were filed by shareholders of Qwest Communications International Inc. in Colorado state and federal courts and in Delaware federal court, alleging that Qwest’s officers and directors breached their fiduciary duties by failing to maximize the value to be received by Qwest’s stockholders in connection with CenturyLink’s recently announced acquisition of Qwest.  CenturyLink was also named as a defendant in most of the lawsuits and was alleged to have aided and abetted these breaches of duty.  On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants have included additional disclosures in the final joint proxy statement-prospectus, in response to allegations and claims asserted in certain of the complaints.  If the settlement is consummated, all of the actions relating to the proposed transaction will be dismissed, with prejudice.  We do not expect the settlement to have a material adverse impact to our results of operations or financial condition.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently are estimated to be in excess of $30 million.  One lawsuit, filed on behalf of all legacy Embarq operating entities, is pending in federal court in Virginia, and the other, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  We have not recorded a reserve related to this issue.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.   The outcome of these other proceedings is not predictable.  However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.
CenturyLink, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results of operations which might be expected for the entire year.

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the three months and six months ended June 30, 2010 with the corresponding periods of 2009 are less meaningful than usual since most of the significant period to period variances are caused by the Embarq acquisition.  We discuss below certain trends that we believe are significant, even if they are not necessarily material to the combined company.

We are an integrated communications company primarily engaged in providing an array of communications services to customers in 33 states, including local and long distance voice, wholesale network access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier services, security monitoring, and other communications, professional and business information services.   We operate approximately 6.8 million access lines and serve approximately 2.3 million broadband customers, based on operating data as of June 30, 2010.  For additional information on our revenue sources, see Note 9.   For additional information on our acquisition of Embarq, see Note 2.

During the six months ended June 30, 2010 and 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq and our pending acquisition of Qwest Communications International Inc. (“Qwest”).  Such expenses are summarized in the table below.

	Three months		Six months
	ended June 30,		ended June 30,
Description	2010	2009	2010	2009
	(Dollars in thousands)
Integration related costs associated with our acquisition of Embarq	$17,949	22,498	39,456	29,427
Severance costs and accelerated recognition of share-based compensation costs due to workforce reductions	13,162	-	28,144	-
Transaction and other costs associated with our pending acquisition of Qwest	10,023	-	10,023	-
Income tax charge due to a change in the treatment of Medicare subsidy receipts	-	-	3,965	-
Settlement loss related to supplemental executive retirement plan	-	-	-	7,711
Charge incurred upon termination of our $800 million bridge facility	-	-	-	8,000
Total	$41,134	22,498	81,588	45,138

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  In an attempt to mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (“FCC”) or improvements in our infrastructure, (iii) provide our broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s National Broadband Plan released in the first quarter of 2010); our ability to effectively adjust to changes in the communications industry;  our ability to successfully integrate Embarq into our operations, including the possibility that the anticipated benefits from the Embarq merger cannot by fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated; our ability to successfully complete our pending acquisition of Qwest, including timely receiving all shareholder and regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission, or SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our pending acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Part II, Item 1A of this report, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared
to Three Months Ended June 30, 2009

Net income attributable to CenturyLink, Inc. was $238.8 million and $69.0 million for the second quarter of 2010 and 2009, respectively.  Diluted earnings per share for the second quarter of 2010 and 2009 was $.79 and $.68, respectively.   The increase in the number of average diluted shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Three months
	ended June 30,
	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$522,988	149,443
Interest expense	(143,249)	(44,937)
Other income (expense)	7,308	7,635
Income tax expense	(147,921)	(42,813)
Net income	239,126	69,328
Less: Net income attributable to noncontrolling interests	(355)	(298)
Net income attributable to CenturyLink, Inc.	$238,771	69,030

Basic earnings per share	$.79	.68

Diluted earnings per share	$.79	.68

Average basic shares outstanding	300,058	99,414

Average diluted shares outstanding	300,605	99,450

Operating income increased $373.5 million due to a $1.138 billion increase in operating revenues and a $764.0 million increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.

As a result of the discontinuance of the application of regulatory accounting effective July 1, 2009 (as more fully described in our 2009 Annual Report on Form 10-K), we have eliminated all intercompany transactions with regulated affiliates since the third quarter of 2009 that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $54 million) for the second quarter of 2010 as compared to the second quarter of 2009.

Operating Revenues

	Three months
	ended June 30,
	2010	2009
	(Dollars in thousands)

Voice	$790,580	247,427
Data	472,999	142,923
Network access	274,956	150,542
Other	233,495	93,577
	$1,772,030	634,469

The $543.2 million increase in voice revenues is primarily due to $566.1 million of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $22.9 million decrease is primarily due (i) a $8.1 million decrease due to a 6.3% decline in the average number of access lines in our legacy CenturyLink markets; (ii) a $4.2 million reduction due to the elimination of all intercompany transactions due to the above-described discontinuance of regulatory accounting; (iii) a $3.3 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate; and (iv) a $2.9 million reduction in long distance revenues due primarily to a decrease in minutes of use.

Total access lines declined 146,300 (2.1%) during the second quarter of 2010.  We believe the decline in the number of access lines during the second quarter of 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.5% in 2010.

Data revenues increased $330.1 million in the second quarter of 2010 due to $353.6 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $23.5 million substantially due to a $29.1 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $5.6 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers and an increase in special access revenues.

Network access revenues increased $124.4 million in the second quarter of 2010 due to $154.8 million of revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $30.4 million in the second quarter of 2010 primarily due to (i) a $10.6 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $9.5 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients; and (iii) a $4.4 million decrease as a result of lower intrastate revenues due to a reduction in intrastate access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate access rates and minutes will continue to decline in 2010.  Proceedings filed by interexchange carriers in several of our operating states or state-initiated legislation could, if successful, place further downward pressure on our intrastate access rates.

Other revenues increased $139.9 million in the second quarter of 2010 due to $155.7 million of revenues attributable to Embarq.  Excluding Embarq, other revenues decreased $15.8 million primarily due to an $10.2 million reduction due to the elimination of all intercompany transactions as a result of the discontinuance of regulatory accounting and a $2.2 million decrease in directory revenues.

Operating Expenses

	Three months
	ended June 30,
	2010	2009
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$589,420	235,732
Selling, general and administrative	301,671	120,742
Depreciation and amortization	357,951	128,552
	$1,249,042	485,026

Cost of services and products increased $353.7 million primarily due to $403.3 million of expenses attributable to the Embarq properties acquired on July 1, 2009 (which includes approximately $6.5 million of integration costs and $5.3 million of costs associated with employee severance benefits).  The remaining $49.6 million decrease is primarily due to a $46.5 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Selling, general and administrative expenses increased $180.9 million primarily due to $193.2 million of expenses incurred by Embarq (which includes approximately $7.8 million of costs associated with employee severance benefits and includes integration costs of $11.5 million in second quarter 2010 and $22.5 million in second quarter 2009), and $10.0 million of transaction and other costs associated with our pending acquisition of Qwest.  Such increases were partially offset by a $7.4 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and a $4.9 million reduction in salaries and benefits.

Depreciation and amortization increased $229.4 million primarily due to $244.6 million of depreciation and amortization attributable to Embarq (including $49.3 million of amortization expense related to the customer list and other intangible assets associated with the Embarq acquisition) and a $5.2 million increase due to higher levels of plant in service in our legacy markets.  The remaining decrease was primarily due to an $8.3 million decrease in depreciation expense due to a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $10.9 million decrease due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $98.3 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to $90.1 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $7.3 million for the second quarter of 2010 compared to $7.6 million for the second quarter of 2009.

Income Tax Expense

Our effective income tax rate was 38.3% for both the second quarter of 2010 and 2009.

During 2010, certain costs incurred in connection with our pending acquisition of Qwest are treated as non-deductible for income tax purposes.  The treatment of such costs as non-deductible resulted in the recognition of approximately $1.4 million of income tax expense in the second quarter of 2010 above amounts that would have been recognized had such costs been deductible for income tax purposes.

Six Months Ended June 30, 2010 Compared
to Six Months Ended June 30, 2009

Net income attributable to CenturyLink, Inc. was $491.4 million and $136.2 million for the first six months of 2010 and 2009, respectively.  Diluted earnings per share for the first six months of 2010 and 2009 was $1.63 and $1.35, respectively.   The increase in the number of average diluted shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Six months
	ended June 30,
	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$1,068,218	313,780
Interest expense	(285,474)	(96,969)
Other income (expense)	17,808	5,817
Income tax expense	(308,469)	(85,920)
Net income	492,083	136,708
Less: Net income attributable to noncontrolling interests	(711)	(524)
Net income attributable to CenturyLink, Inc.	$491,372	136,184

Basic earnings per share	$1.63	1.35

Diluted earnings per share	$1.63	1.35

Average basic shares outstanding	299,736	99,270

Average diluted shares outstanding	300,301	99,297

Operating income increased $754.4 million due to a $2.302 billion increase in operating revenues and a $1.547 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq.

As a result of the discontinuance of the application of regulatory accounting effective July 1, 2009 (as more fully described in our 2009 Annual Report on Form 10-K), we have eliminated all intercompany transactions with regulated affiliates since the third quarter of 2009 that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $104 million) for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Operating Revenues

	Six months
	ended June 30,
	2010	2009
	(Dollars in thousands)

Voice	$1,603,456	497,621
Data	940,439	282,860
Network access	561,184	303,110
Other	467,377	187,263
	$3,572,456	1,270,854

The $1.106 billion increase in voice revenues is primarily due to $1.150 billion of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $44.5 million decrease is primarily due (i) a $17.6 million decrease due to a 6.4% decline in the average number of access lines in our legacy CenturyLink markets; (ii) an $8.1 million reduction due to the elimination of all intercompany transactions due to the above-described discontinuance of regulatory accounting; (iii) a $7.0 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate; and (iv) a $5.1 million reduction in long distance revenues due primarily to a decrease in minutes of use.

Total access lines declined 272,000 (3.9%) during the first six months of 2010.  We believe the decline in the number of access lines during the second quarter of 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.5% in 2010.

Data revenues increased $657.6 million in the first six months of 2010 due to $704.2 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $46.6 million substantially due to a $53.8 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $7.2 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers.

Network access revenues increased $258.1 million in the first six months of 2010 due to $317.5 million of revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $59.4 million in the first six months of 2010 primarily due to (i) a $21.5 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) an $18.8 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients; and (iii) an $8.5 million decrease as a result of lower intrastate revenues due to a reduction in intrastate access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services).  We believe that intrastate access rates and minutes will continue to decline in 2010.  Proceedings filed by interexchange carriers in several of our operating states or state initiated legislation could, if successful, place further downward pressure on our intrastate access rates.

Other revenues increased $280.1 million in the first six months of 2010 due to $312.8 million of revenues attributable to Embarq.  Excluding Embarq, other revenues decreased $32.7 million primarily due to a $20.4 million reduction due to the elimination of all intercompany transactions as a result of the discontinuance of regulatory accounting, a $4.3 million decrease in certain non-regulated product sales and service offerings and a $3.9 million decrease in directory revenues.

Operating Expenses

	Six months
	ended June 30,
	2010	2009
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$1,208,525	470,363
Selling, general and administrative	584,600	230,587
Depreciation and amortization	711,113	256,124
	$2,504,238	957,074

Cost of services and products increased $738.2 million primarily due to $826.5 million of expenses attributable to the Embarq properties acquired on July 1, 2009 (which includes approximately $12.2 million of integration costs and $12.0 million of costs associated with employee severance benefits).  The remaining $88.3 million decrease is primarily due to a $88.5 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and a $6.7 million decrease in costs associated with our long distance operations, both of which was partially offset by an $8.9 million increase in salaries, wages and benefits.

Selling, general and administrative expenses increased $354.0 million primarily due to (i) $396.1 million of expenses incurred by Embarq (which includes approximately $16.2 million of costs associated with employee severance benefits and includes over $27 million of integration costs incurred in both periods) and $10.0 million of transaction and other costs associated with our pending acquisition of Qwest.  Such increases were partially offset by (i) a $16.3 million reduction in salaries and benefits (which includes a $7.7 million settlement charge related to a supplemental executive pension plan in 2009); (ii) a $14.7 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and (iii) a $5.2 million decrease in legal costs.

Depreciation and amortization increased $455.0 million primarily due to $482.3 million of depreciation and amortization attributable to Embarq (including $98.6 million of amortization expense related to the customer list and other intangible assets associated with the Embarq acquisition) and a $9.8 million increase due to higher levels of plant in service in our legacy markets.  The remaining decrease was primarily due to a $19.1 million decrease in depreciation expense due to a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $17.8 million decrease due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $188.5 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to $179.1 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $17.8 million for the first six months of 2010 compared to $5.8 million for the first six months of 2009. Included in the first six months of 2009 is an $8.0 million pre-tax charge associated with terminating our $800 million bridge credit facility.

Income Tax Expense

Our effective income tax rate was 38.6% and 38.7% for the six months ended June 30, 2010 and June 30, 2009, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010. During 2010, certain costs incurred in connection with our pending acquisition of Qwest are treated as non-deductible for income tax purposes.  The treatment of such costs as non-deductible resulted in the recognition of approximately $1.4 million of income tax expense in the first six months of 2010 above amounts that would have been recognized had such costs been deductible for income tax purposes.

During 2009, certain lump sum distributions paid to certain executive officers in connection with discontinuing a supplemental executive pension plan were reflected as non-deductible for income tax purposes pursuant to executive compensation limitations prescribed by the Internal Revenue Code.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first six months of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.  In addition, certain of our Embarq merger related integration costs are non-deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures as well as our dividend payments.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $881.2 million during the first six months of 2010 and $482.2 million during the first six months of 2009.  During the first quarter of 2010, we contributed $300 million to the legacy Embarq pension plan.  Such funding was made with approximately $126 million of borrowings under our revolving credit facility, with the balance being provided by cash on hand.  The lump sum distributions associated with the discontinuance of our Supplemental Executive Retirement Plan were paid in early 2009 and aggregated approximately $37 million.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $360.0 million and $130.6 million for the six months ended June 30, 2010 and 2009, respectively.  Payments for property, plant and equipment were $362.2 million in the first six months of 2010 and $130.8 million in the first six months of 2009.  Included in capital expenditures for the first six months of 2010 and 2009 was approximately $8 million and $20 million, respectively, related to the integration of Embarq.  Our budgeted capital expenditures for 2010 are expected to be between $825-875 million.

Net cash used in financing activities was $496.7 million during the first six months of 2010 compared to $535.8 million during the first six months of 2009.  We made $394.7 million of debt payments (substantially all of which related to our revolving credit facility) in the first six months of 2009 primarily from cash on hand.  We paid dividends of $436.9 million in the first six months of 2010 compared to $141.1 million in the first six months of 2009.  Such increase is primarily attributable to the increase in shares outstanding as a result of the common stock issued in connection with our Embarq acquisition on July 1, 2009.

We have available two revolving credit facilities, (i) a five-year, $728 million unsecured revolving credit facility of CenturyLink which expires in December 2011 and (ii) an $800 million unsecured revolving credit facility of Embarq which expires in May 2011.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  As of July 31, 2010, approximately $56 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of July 31, 2010, we had approximately $100 million outstanding under our credit facilities (all of which relates to CenturyLink’s facility) and no amounts outstanding under our commercial paper program.  Prior to the lapse of Embarq’s credit facility in 2011, we plan, depending on current market conditions, to replace the existing two facilities with a single larger CenturyLink revolving credit facility.

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

OTHER MATTERS

On March 16, 2010, the FCC released its National Broadband Plan, which is the FCC’s framework to develop a comprehensive plan over the next decade for broadband deployment, intercarrier compensation reform and regulatory reform initiatives such as reformation of the USF high cost support fund.  As proposed, the Plan is likely to reduce our Universal Service Fund support payments and network access revenues, although some or all of the Plan is subject to change as a result of public input, Congressional action or further regulatory action. Given the early stages of the Plan, we cannot predict the ultimate outcome nor can we be assured that such Plan will not have a material adverse effect on us or our industry in the future.

Item 3.
CenturyLink, Inc.
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

At June 30, 2010, the fair value of our long-term debt was estimated to be $8.1 billion based on the overall weighted average rate of our debt of 7.1% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 71 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $326.4 million decrease in fair value of our long-term debt at June 30, 2010, but would have no impact on our results of operations or cash flows.  As of June 30, 2010, approximately 97% of our long-term and short-term debt obligations were fixed rate.

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

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of June 30, 2010.

Item 4.
CenturyLink, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of June 30, 2010.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyLink, Inc.

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

To date, we have not been materially impacted by recent weaknesses in the credit markets; however, these weaknesses may negatively impact our operations in the future if overall borrowing rates increase.  In addition, if the economy and credit markets continue to remain weak, it may impact our ability to collect our receivables.  This weakness may also cause our customers to reduce or terminate their receipt of service offerings from us.  Economic weakness could also negatively affect our vendors.  We cannot predict with certainty the impact to us of any further deterioration or weakness in the overall economy and credit markets.

We face competition, which we expect to intensify and which may reduce market share and lower profits.

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive.  We face competition from (i) wireless telephone services, which is expected to increase as wireless providers continue to expand and improve their network coverage and offer enhanced services, (ii) cable television operators, competitive local exchange carriers (“CLECs”) and Voice-over-Internet Protocol (“VoIP”) service providers and (iii) resellers, sales agents and facilities-based providers that either use their own networks or lease parts of our networks.  Over time, we expect to face additional local exchange competition from electric utility and satellite communications providers, municipalities and alternative networks or non-carrier systems designed to reduce demand for our switching or access services.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

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

Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering, technical and marketing capabilities and financial, personnel and other resources substantially greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content services or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

Changes in technology could harm us.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data transmission and electronic and wireless communications.  The growing prevalence of electronic mail and similar digital communications continues to reduce demand for many of our products and services.  Other changes in technology could result in the development of additional products or services that compete with or displace those offered by incumbent local exchange companies, or ILECs, or that enable current customers to reduce or bypass use of our networks.  Several large electric utilities have announced plans to offer communications services that will compete with ILECs.  Some of our competitors may enjoy network advantages that will enable them to provide services that have a greater market acceptance than ours.  Technological change could also require us to expend capital or other resources in excess of currently contemplated levels.  We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position.  We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.  If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained elsewhere in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2009, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less intrastate revenues in recent years due to reductions in intrastate minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail, text messaging, arbitrage and other optional calling services).  We believe that our intrastate minutes of use will continue to decline, although the magnitude of such decrease is uncertain. Likewise, similar reductions are occurring for interstate minutes of use.

Recently, we broadened our services and products by offering satellite television as part of our bundled product and service offerings.  As noted in further detail below, our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  Moreover, our new product or service offerings could be constrained by intellectual property rights held by others, or could subject us to the risk of infringement claims brought against us by others.  For these and other reasons, we cannot assure you that our recent or future diversification efforts will be successful.

Future deterioration in our financial performance could adversely impact our credit ratings, our cost of capital and our access to the capital markets.

We may not be able to continue to grow through acquisitions.

We have traditionally sought growth largely through acquisitions of properties similar to those currently operated by us, such as those that we acquired from Embarq in 2009 and those that we have agreed to acquire from Qwest.  However, no assurance can be given that additional properties will in the future be available for purchase on terms attractive to us, particularly if they are burdened by regulations, pricing plans or competitive pressures that are new or different from those historically applicable to our incumbent properties.  Moreover, no assurance can be given that we will be able to arrange additional financing on terms acceptable to us or to obtain timely federal and state governmental approvals on terms acceptable to us, or at all.

Our future results will suffer if we do not effectively adjust to changes in our business.

The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills.  Our acquisition of Embarq also changed the composition of our markets and product mix.  Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills.

Our future results will suffer if we do not effectively manage our expanded operations.

Following our pending acquisition of Qwest, we may continue to expand our operations through additional acquisitions, other strategic transactions, and new product and service offerings, some of which could involve complex technical, engineering, and operational challenges. Our future success depends, in part, upon our ability to manage our expansion opportunities, which pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls.  We cannot assure you that our expansion or acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.

Our relationships with other communications companies are material to our operations and expose us to a number of risks.

We originate and terminate calls for long distance carriers and other interexchange carriers over our networks in exchange for access charges that represent a significant portion of our revenues. If these carriers go bankrupt or experience substantial financial difficulties, our inability to timely collect access charges from them could have a negative effect on our business and results of operations.

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

We rely on certain reseller and sales agency arrangements with other companies to provide some of the services that we sell to our customers.  If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations, we may have difficulty finding alternative arrangements. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell our products and services, our business plans and reputation could be negatively impacted.

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

Disruptions or system failures may cause interruptions in service or reduced capacity for customers.  If service is not restored in a timely manner, agreements with our customers or service standards set by state regulatory commissions could obligate us to provide credits or other remedies.  If network security is breached, confidential information of our customers or others could be lost or misappropriated, and we may be required to expend additional resources modifying network security to remediate vulnerabilities.  The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation, subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial losses, any of which could have a material adverse effect on our results of operations and financial condition.

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

The capacity, reliability and security of our information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.

We rely on a limited number of key suppliers and vendors to operate our business.

We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure.  Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches.  Some of the digital switches were manufactured by Nortel, which is currently restructuring its operations and selling assets under the bankruptcy laws of Canada, the United States and the United Kingdom.  If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly.  To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers.  In addition, we rely on a limited number of software vendors to support our business management systems.  In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies or services on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

We may not own or have a license to use all technology that may be necessary to expand our product offerings, either of which could adversely affect our business and profitability.

From time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services.  If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new IP-based products and services, including VoIP, or other new offerings may be restricted, made more costly or delayed.  Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering voice or integrated communications services.  Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines and revenues or otherwise adversely affect our business and profitability.

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

Our success depends largely on the skills, experience and performance of a limited number of senior officers.  Competition for senior management in our industry is intense and we may have difficulty retaining our current senior managers or attracting new ones in the event of terminations or resignations.  For a discussion of similar retention concerns relating to the Embarq merger and the pending Qwest merger, please see the risks described below under the headings “– Risks Related to our Acquisition of Embarq on July 1, 2009” and “Risks Relating to Our Pending Acquisition of Qwest.”

We could be affected by certain changes in labor matters.

A substantial number of our employees are members of various bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.  We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  Moreover, our post-employment benefit offerings cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

Risks Relating to Our Pending Acquisition of Qwest

Our ability to complete the Qwest merger is subject to the receipt of consents and approvals from government entities, which may impose conditions that could have an adverse effect on us or could cause us to abandon the merger.

We are unable to complete the merger until we receive approvals from the FCC and various state governmental entities.  In deciding whether to grant some of these approvals, the relevant governmental entity will make a determination of whether, among other things, the merger is in the public interest.  Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review.

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

Failure to complete the Qwest merger could negatively impact us.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances, to pay a termination fee of $350 million;

•	having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits of having the merger completed.

The Qwest merger agreement contains provisions that could discourage a potential acquirer of CenturyLink or could result in any proposal being at a lower price than it might otherwise be.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, restrict our ability to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of CenturyLink.  In some circumstances on termination of the merger agreement, we may be required to pay a termination fee to Qwest.  These and other provisions in the Qwest merger agreement could discourage a potential acquirer that might have an interest in acquiring all or a significant part of CenturyLink from considering or proposing that acquisition, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The pendency of the Qwest merger could adversely affect our business and operations.

In connection with the pending Qwest merger, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed.  Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger.  In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

We expect to incur substantial expenses related to the Qwest merger.

We expect to incur substantial expenses in connection with completing the Qwest merger and integrating Qwest’s business, operations, networks, systems, technologies, policies and procedures of Qwest with ours.  There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance.  While we have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Moreover, we expect to commence these integration initiatives before we have completed a similar integration of our business with the business of Embarq, acquired in 2009, which could cause both of these integration initiatives to be delayed or rendered more costly or disruptive than would otherwise be the case.  Due to these factors, the transaction and integration expenses associated with the Qwest merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses following the completion of the merger.  As a result of these expenses, we expect to take charges against our earnings before and after the completion of the merger.  The charges taken after the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Qwest merger, the combined company may be unable to integrate successfully our business and Qwest’s business and realize the anticipated benefits of the merger.

The Qwest merger involves the combination of two companies which currently operate as independent public companies.  The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

•
the inability to successfully combine our business and Qwest’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales and customers as a result of certain customers of either of the two companies deciding not to do business with the combined company;

•
the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the two companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

•
the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases, and initiating this process before we have fully completed the integration of our operations with those of Embarq;

•	the failure to retain key employees of either of the two companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect our business and financial results.

The Qwest merger will change the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.

Prior to the Embarq acquisition, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities.  Although Embarq’s local exchange markets include Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, we have operated these more dense markets only since mid-2009.  Qwest’s markets include Phoenix, Arizona, Denver, Colorado, Minneapolis — St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon.  Compared to our legacy markets, these urban markets, on average, are substantially denser and have experienced greater access line losses in recent years.  While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we can not assure you of this.  Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets following the merger, or are required to be changed or abandoned to adjust to differences in these larger markets.

Following the Qwest merger, we may be unable to retain key employees.

Our success after the merger will depend in part upon our ability to retain key Qwest and CenturyLink employees.  Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the merger.  Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or Qwest have been able to in the past.

Following the Qwest merger, we may need to conduct branding or rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.

We plan to consult with Qwest about how and under what brand names to market the various legacy communications services of CenturyLink and Qwest.  Prior to the merger, each of us will each continue to market our respective products and services using the “CenturyLink” and “Qwest” brand names and logos.  Following the merger, we may discontinue use of either or both of the “CenturyLink” or “Qwest” brand names and logos in some or all of the markets of the combined company.  As a result, we expect to incur substantial capital and other costs in rebranding the combined company’s products and services in those markets that previously used a different name, and may incur substantial write-offs associated with the discontinued use of a brand name.  The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

Any adverse outcome of the KPNQwest litigation or other material litigation of Qwest or CenturyLink could have a material adverse impact on our financial condition and operating results following the Qwest merger.

As described in further detail in Qwest’s reports filed with the SEC, the pending KPNQwest litigation presents material and significant risks to Qwest, and, following the merger, to the combined company. In the aggregate, the plaintiffs in these matters have sought billions of dollars in damages.

There are other material proceedings pending against Qwest and CenturyLink, as described in their respective reports filed with the SEC.  Depending on their outcome, any of these matters could have a material adverse effect on the financial position or operating results of Qwest, CenturyLink or, following the merger, the combined company.  We can give you no assurances as to the impact of these matters on our operating results or financial condition.

Counterparties to certain significant agreements with Qwest may exercise contractual rights to terminate such agreements following the Qwest merger.

Qwest is a party to certain agreements that give the counterparty a right to terminate the agreement following a “change in control” of Qwest.  Under most such agreements, the Qwest merger will constitute a change in control of Qwest and therefore the counterparty may terminate the agreement upon the closing of the merger.  Qwest has agreements subject to such termination provisions with significant customers, major suppliers and providers of services where Qwest has acted as reseller or sales agent. In addition, certain Qwest customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience, which would allow the customer to terminate its contract before, at or after the closing of the merger.  Any such counterparty may request modifications of their respective agreements as a condition to their agreement not to terminate.  There is no assurance that such agreements will not be terminated, that any such terminations will not result in a material adverse effect, or that any modifications of such agreements to avoid termination will not result in a material adverse effect.

We may be unable to obtain security clearances necessary to perform certain Qwest government contracts.

Certain Qwest legal entities and officers have security clearances required for Qwest’s performance of customer contracts with various government entities.  Following the merger, it may be necessary for us to obtain comparable security clearances.  If we or our officers are unable to qualify for such security clearances, we may not be able to continue to perform such contracts.

We cannot assure you whether, when or in what amounts we will be able to use Qwest’s net operating losses following the Qwest merger.

As of June 30, 2010, Qwest had $5.2 billion of net operating losses, or NOLs, which for federal income tax purposes can be used to offset future taxable income, subject to certain limitations under Section 382 of the Code and related regulations.  Our ability to use these NOLs following the Qwest merger may be further limited by Section 382 if Qwest is deemed to undergo an ownership change as a result of the merger or we are deemed to undergo an ownership change following the merger, either of which could potentially restrict use of a material portion of the NOLs.  Determining the limitations under Section 382 is technical and highly complex. Although both companies, based on their review to date, currently believe that Qwest will not undergo an ownership change as a result of the merger, neither company has definitively completed the analysis necessary to confirm this.  Even if it is ultimately determined that Qwest did not undergo an ownership change, utilization of the NOLs will be subject to the separate return limitation rules and will be restricted to application against the taxable income generated by the Qwest group.  Moreover, issuances or sales of our stock following the merger (including certain transactions outside of our control) could result in an ownership change under Section 382.  For these and other reasons, we cannot assure you that we will be able to use the NOLs after the merger in the amounts we project.

The pending Qwest merger raises other risks.

For information on other risks raised by the pending Qwest merger, please see (i) the risks described below under the heading “– Other Risks” and (ii) the joint proxy statement – prospectus filed by us with the SEC on July 19, 2010.

Risks Related to our Acquisition of Embarq on July 1, 2009

We have not yet fully integrated Embarq’s operations into our operations, which involves several risks.

We continue to incur substantial expenses in connection with integrating the business, operations, networks, systems, technologies, policies and procedures of Embarq with ours, which will likely result in us continuing to take significant charges against earnings in future quarters.  We cannot assure you that we will be able to successfully integrate our legacy business with Embarq’s business, or that we will be able to retain key employees affected by the Embarq merger.  For more information on these risks, please see (i) the risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and (ii) the risks described above under the heading “– Risks Relating to Our Pending Acquisition of Qwest” that discuss the costs and uncertainties associated with integrating Qwest’s operations into ours.

In connection with completing the Embarq merger, we launched branding initiatives that may not be favorably received by customers.

Upon completion of the merger, we changed our brand name to CenturyLink.  We have incurred substantial capital and operating costs in re-branding our products and services.  There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

In connection with approving the Embarq merger, the Federal Communications Commission has imposed conditions that could increase our future capital costs and limit our operating flexibility.

In connection with approving the Embarq merger, the FCC issued a publicly-available order that imposed a comprehensive set of conditions on our operations over periods ranging from one to three years following the closing date.  Among other things, these conditions commit us (i) to make broadband service available to all of our residential and single line business customers within three years of the closing, (ii) to meet various targets regarding the speed of our broadband services, and (iii) to enhance the wholesale service levels in our legacy markets to match the service levels in Embarq’s markets.  Although most of these commitments largely correspond to our business strategies, they could increase our overall future capital or operating costs or limit our flexibility to deploy capital in response to changing market conditions.  Moreover, if for any reason we fail to meet any of these commitments, the FCC could assess penalties or fines or impose additional orders regulating our operations.

In connection with completing the Embarq merger, we assumed various contingent liabilities and a sizable underfunded pension plan of Embarq, which could negatively impact our future financial position or performance.

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed risks arising under its tax sharing agreement with Sprint Nextel Corporation, its retiree benefit litigation, and various environmental claims.  Embarq also remains responsible for benefits under its existing qualified defined benefit pension plan, which as of December 31, 2009 was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.  Additional information regarding these risks is available in (i) Items 3 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and (ii) the periodic reports filed by Embarq with the SEC through the date of the merger.

Risks Related to Our Regulatory Environment

Our revenues could be materially reduced or our expenses materially increased by changes in state or federal regulations.

The majority of our revenues are substantially dependent upon regulations which, if changed, could result in material revenue reductions.  Laws and regulations applicable to us and our competitors have been and are likely to continue to be subject to ongoing changes and court challenges, which could also affect our financial performance.

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

The FCC regulates tariffs for interstate access and subscriber line charges, both of which are components of our revenue.  The FCC has been considering comprehensive reform of its intercarrier compensation rules for several years, including proposals included in its recently-released National Broadband Plan that, as proposed, are likely to reduce network access payments.  Any reform eventually adopted by the FCC will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, we could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Furthermore, access charges currently paid to us could be diverted to competitors who enter our markets or expand their operations, either due to changes in regulation or otherwise.

The FCC has been evaluating potential changes to special access rates and regulation for several years. This issue could also be impacted by the outcome of the National Broadband Plan. Since a substantial portion of our access revenues is derived from special access, we could be harmed if adverse special access regulation is adopted by the FCC.

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

The FCC’s National Broadband Plan released on March 16, 2010 seeks comprehensive changes in federal communications regulations and programs that could, among other things, result in lower USF and access revenues for several of our local exchange companies.  At this stage, we cannot predict the ultimate outcome of this plan or provide any assurances that its implementation will not have a material adverse effect on our business, operating results or financial condition.

Risks posed by state regulations.  We are also subject to the authority of state regulatory commissions which have the power to regulate intrastate rates and services, including local, in-state long-distance and network access services.  The limited number of our ILECs that continue to be subject to “rate of return” regulation for intrastate purposes remain subject to the powers of state regulatory commissions to conduct earnings reviews and reduce our service rates.  Our ILECs governed by alternative regulatory plans could also under certain circumstances be ordered to reduce rates or could experience rate reductions following the lapse of plans currently in effect.  Our business could also be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing state regulations.  In particular, we cannot assure you that we will succeed in obtaining or maintaining all requisite state regulatory approvals for our operations without the imposition of adverse conditions on our business that impose additional costs or limit our revenues.

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

The Telecommunications Act of 1996 provides for significant changes and increased competition in the communications industry, including the local and long distance telephone industries.  This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will ultimately have on us and our competitors.  Several regulatory and judicial proceedings addressing communications issues have recently concluded, are underway or may soon be commenced.  Moreover, certain communities nationwide have expressed an interest in establishing municipal telephone utilities that would compete for customers.  Finally, federal broadband stimulus projects authorized by Congress in 2009 and the above-described National Broadband Plan announced in early 2010 may adversely impact us.  We cannot predict the outcome of these developments, nor can we assure that these changes will not have a material adverse effect on us or our industry.

We are subject to significant regulations that limit our flexibility.

As a diversified full service ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors.  For instance, unlike many of our competitors, we are subject to federal mandates to share facilities, file and justify tariffs, maintain certain accounts and file reports, and state requirements that obligate us to maintain service standards and limit our ability to change tariffs in a timely manner.  This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions.  Although newer alternative forms of regulation permit us greater freedoms in several states in which we operate, they nonetheless typically impose caps on the rates that we can charge our customers.  As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.  Litigation and different objectives among federal and state regulators could create uncertainty and impede our ability to respond to new regulations.  Moreover, changes in tax laws, regulations or policies could increase our tax rate, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls.  We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

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

We will be exposed to risks arising out of recent legislation affecting U.S. public companies, including risks relating to evaluations of controls required by Section 404 of the Sarbanes-Oxley Act.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming.  Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities.  Any such action could adversely affect our financial results or investors’ confidence in us, and could cause our stock price to fall.  If we fail to maintain effective controls and procedures, we may be unable to provide financial information in a timely and reliable manner, which could in certain instances limit our ability to borrow or raise capital.

For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As a result of assuming Qwest’s indebtedness in connection with the pending Qwest merger, we will become more leveraged.  This could reduce our credit ratings and thereby raise our borrowing costs.

In connection with executing our business strategies following the Qwest merger, we expect to continue to evaluate the possibility of acquiring additional communications assets and making strategic investments, and we may elect to finance future acquisitions by incurring additional indebtedness.  Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our financial results or financial position.

We maintain one or more qualified pension plans, non-qualified pension plans and post-retirement benefit plans, several of which are currently underfunded.  Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the benefit obligations under these plans or a significant decrease in the value of plan assets.  With respect to the qualified pension plans, adverse changes could require us to contribute a material amount of cash to the plans or could accelerate the timing of any required cash payments.  The process of calculating benefit obligations is complex.  The amount of required contributions to these plans in future years will depend on earnings on investments, prevailing discount rates, changes in the plans and funding laws and regulations.  Any future material cash contributions could have a negative impact on our financial results or financial position.

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

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of our board of directors, which reserves the right to change our dividend practices at any time and for any reason;

•	the effects of regulatory reform, including any changes to intercarrier compensation, Universal Service Fund or special access rules;

•	our desire to maintain or improve the credit ratings on our senior debt;

•
the amount of dividends that we may distribute to our shareholders is subject to restrictions under Louisiana law and is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

•
the amount of dividends that our subsidiaries may distribute to CenturyLink is subject to restrictions imposed by state law, restrictions that have been or may be imposed by state regulators in connection with obtaining necessary approvals for the Embarq merger and pending Qwest merger, and restrictions imposed by the terms of credit facilities applicable to certain subsidiaries and, potentially, the terms of any future indebtedness that these subsidiaries may incur.

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

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payments of funds by those subsidiaries to, us.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.  Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us.  Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 describe these matters in additional detail.

Changes in the tax rate on dividends could reduce demand for our stock.

The current maximum U.S. tax rate of 15% on qualified dividends is scheduled to rise to a maximum rate of 39.6% on January 1, 2011 if Congress does not otherwise act.  An increase in the U.S. tax rate on dividends could reduce demand for our stock, which could potentially depress its trading price.

Our agreements and organizational documents and applicable law could limit another party’s ability to acquire us.

Our articles of incorporation provide for a classified board of directors, which limits the ability of an insurgent to rapidly replace the board.  In addition, a number of other provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors.  This could deprive our shareholders of any related takeover premium.

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks discussed in this or other reports, proxy statements or documents filed by us or Embarq with the SEC.

Cautionary Statements Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements relating to CenturyLink or Qwest, the operations of either such company or our pending acquisition of Qwest, including without limitation statements with respect to CenturyLink’s or Qwest’s anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, merger synergies, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “should,” “could,” and “may,” and variations thereof and similar expressions.  Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  The actual results or performance of CenturyLink or Qwest may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could impact actual the actual results of CenturyLink or Qwest include but are not limited to:

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

•	our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by the Embarq merger and the pending Qwest merger;

•
the possibility that the anticipated benefits from the Embarq merger cannot be fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated;

•
our ability to (i) successfully complete our pending acquisition of Qwest, including timely receipt of the required shareholder and regulatory approvals for the merger free of detrimental conditions, and (ii) timely realize the anticipated benefits of the transaction, including our ability after the closing to use the net operating losses of Qwest in the amounts projected;

•
our ability to effectively manage our expansion opportunities, including without limitation our ability to (i) effectively integrate newly-acquired or newly-developed businesses into our operations, (ii) attract and retain technological, managerial and other key personnel, (iii) achieve projected growth, revenue and cost savings targets from the Embarq acquisition and the pending Qwest acquisition within the timeframes anticipated, and (iv) otherwise monitor our operations, costs, regulatory compliance, and service quality and maintain other necessary internal controls;

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for our traditional telephone or access services caused by greater use of wireless, electronic mail or Internet communications or other factors;

•
our ability to successfully introduce new product or service offerings on a timely and cost-effective basis, including without limitation our ability to (i) successfully roll out our new video and broadband services, (ii) expand successfully our full array of service offerings to new or acquired markets and (iii) offer bundled service packages on terms attractive to our customers;

•
our continued access to credit markets on favorable terms, including our continued access to financing in amounts, and on terms and conditions, necessary to support our operations and refinance existing indebtedness when it becomes due;

•	our ability to collect receivables from financially troubled communications companies;

•	the inability of third parties to discharge their commitments to us;

•
the outcome of pending litigation in which CenturyLink, Embarq or Qwest is involved, including the KPNQwest litigation matters in which plaintiffs have sought, in the aggregate, billions of dollars in damages from Qwest;

•	our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position;

•	unanticipated increases in our capital expenditures;

•	our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages;

•	our ownership of or access to technology that may be necessary for us to operate or expand our business;

•	regulatory limits on our ability to change the prices for telephone services in response to industry changes;

•
impediments to our ability to expand through attractively priced acquisitions, whether caused by regulatory limits, financing constraints, a decrease in the pool of attractive target companies, or competition for acquisitions from other interested buyers;

•
uncertainties relating to the implementation of our business strategies, including the possible need to make abrupt and potentially disruptive changes in our business strategies due to changes in competition, regulation, technology, product acceptance or other factors;

•	the lack of assurance that we can compete effectively against better-capitalized competitors;

•	the impact of equipment failure, including potential network disruptions;

•	general worldwide economic conditions and related uncertainties;

•	the effects of adverse weather on our customers or properties;

•	other risks referenced in this report and from time to time in our other filings with the SEC;

•	the effects of more general factors, including without limitation:

•	changes in general industry and market conditions and growth rates

•	changes in labor conditions, including workforce levels and labor costs

•	changes in interest rates or other general national, regional or local economic conditions

•	changes in legislation, regulation or public policy, including changes that increase our tax rate

•	increases in capital, operating, medical, pension or administrative costs, or the impact of new business opportunities requiring significant up-front investments

•	changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis

•	failures in our internal controls that could result in inaccurate public disclosures or fraud

•	changes in our debt ratings

•	unfavorable outcomes of regulatory proceedings and investigations, including rate proceedings and tax audits

•	losses or unfavorable returns on our investments in other communications companies

•	delays in the construction of our networks

•	changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles.

For additional information, see the risk factors listed above in this report and the description of our business included as Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.  Due to these uncertainties, there can be no assurance that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

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

During the second quarter of 2010, we withheld 383,010 shares of stock at an average price of $34.97 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

Item 6.	Exhibits

A.	Exhibits

2.1
Agreement and Plan of Merger, dated as of April 21, 2010, among Registrant, its subsidiary, SB44 Acquisition Company, and Qwest Communications International Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by Registrant with the SEC on April 27, 2010).

3.1	Articles of Incorporation of Registrant, as amended through May 21, 2010.

3.2	Bylaws of the Registrant, as amended through April 7, 2010.

3.3	Corporate Governance Guidelines of Registrant, as amended through April 7, 2010.

4.1	Form of common stock certificate of Registrant.

10.1	Form of Restricted Stock Agreement, pursuant to the CenturyLink 2005 Directors Stock Plan and dated May 21, 2010, entered into between us and seven of our outside directors as of such date.

10.2
Form of Restricted Stock Agreement, pursuant to the CenturyLink Legacy Embarq 2008 Equity Incentive Plan and dated May 21, 2010, entered into between us and four of our outside directors as of such date.

10.3
Form of Restricted Stock Agreement, pursuant to the CenturyLink Legacy Embarq 2008 Equity Incentive Plan and dated May 21, 2010, entered into between us and William A. Owens in payment of Mr. Owens’ 2010 supplemental chairman’s fees.

10.4	2010 Executive Officer Short-Term Incentive Program (incorporated by reference to Registrant’s 2010 Proxy Statement filed on Form 14A with the SEC on April 7, 2010).

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.

Date: August 6, 2010	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)