Form 10-Q
period 2010-09-30
CENTURYTEL INC
filed 2010-11-05
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]       No [X]

As of October 29, 2010, there were 303,246,592 shares of common stock outstanding.

		Page No.

Part I.	Financial Information:

	Item 1. Financial Statements

	Consolidated Statements of Income--Three Months and Nine Months Ended September 30, 2010 and 2009	3

	Consolidated Statements of Comprehensive Income-- Three Months and Nine Months Ended September 30, 2010 and 2009	4

	Consolidated Balance Sheets--September 30, 2010 and December 31, 2009	5

	Consolidated Statements of Cash Flows-- Nine Months Ended September 30, 2010 and 2009	6

	Consolidated Statements of Stockholders' Equity-- Nine Months Ended September 30, 2010 and 2009	7

	Notes to Consolidated Financial Statements*	8-16

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17-26

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

	Item 4. Controls and Procedures	28

Part II.	Other Information:

	Item 1. Legal Proceedings	29

	Item 1A. Risk Factors	29-44

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

	Item 5. Other Information	44

	Item 6. Exhibits	44-45

Signature		45

________________

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$1,747,101	1,874,325	5,319,557	3,145,179

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	605,548	684,865	1,814,073	1,155,228
Selling, general and administrative	278,331	448,275	862,931	678,862
Depreciation and amortization	357,867	362,202	1,068,980	618,326
Total operating expenses	1,241,746	1,495,342	3,745,984	2,452,416

OPERATING INCOME	505,355	378,983	1,573,573	692,763

OTHER INCOME (EXPENSE)
Interest expense	(139,594)	(140,422)	(425,068)	(237,391)
Other income (expense)	6,911	9,362	24,719	15,179
Total other income (expense)	(132,683)	(131,060)	(400,349)	(222,212)

INCOME BEFORE INCOME TAX EXPENSE	372,672	247,923	1,173,224	470,551
Income tax expense	141,083	99,876	449,552	185,796

INCOME BEFORE NONCONTROLLING INTERESTS AND EXTRAORDINARY ITEM	231,589	148,047	723,672	284,755
Less: Net income attributable to noncontrolling interests	(422)	(412)	(1,133)	(936)
NET INCOME BEFORE EXTRAORDINARY ITEM	$231,167	147,635	722,539	283,819
Extraordinary item, net of income tax expense and noncontrolling interests (see Note 12)	-	133,213	-	133,213
NET INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	231,167	280,848	722,539	417,032

BASIC EARNINGS PER SHARE
Income before extraordinary item	$.76	.49	2.40	1.70
Extraordinary item	$-	.44	-	.80
Basic earnings per share	$.76	.94	2.40	2.50

DILUTED EARNINGS PER SHARE
Income before extraordinary item	$.76	.49	2.39	1.70
Extraordinary item	$-	.44	-	.80
Diluted earnings per share	$.76	.94	2.39	2.50

DIVIDENDS PER COMMON SHARE	$.725	.70	2.175	2.10
AVERAGE BASIC SHARES OUTSTANDING	300,702	298,133	300,058	165,558
AVERAGE DILUTED SHARES OUTSTANDING	301,386	298,403	300,663	165,666

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

NET INCOME BEFORE NONCONTROLLING INTERESTS	$231,589	282,805	723,672	419,513

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67, $67, $200 and $200 tax	107	107	321	321
Defined benefit pension and postretirement plans, net of $1,510, $1,673, ($10,788) and $7,161 tax	2,422	2,684	(4,559)	11,487
Net change in other comprehensive income (loss), net of tax	2,529	2,791	(4,238)	11,808

COMPREHENSIVE INCOME	234,118	285,596	719,434	431,321
Comprehensive income attributable to noncontrolling interests	(422)	(1,957)	(1,133)	(2,481)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$233,696	283,639	718,301	428,840

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$243,061	161,807
Accounts receivable, less allowance of $51,722 and $47,450	749,653	685,589
Income tax receivable	85,435	115,684
Materials and supplies, at average cost	35,135	35,755
Deferred income tax asset	79,468	83,319
Other	34,355	41,437
Total current assets	1,227,107	1,123,591

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	16,101,285	15,556,763
Accumulated depreciation	(7,299,542)	(6,459,624)
Net property, plant and equipment	8,801,743	9,097,139

GOODWILL AND OTHER ASSETS
Goodwill	10,260,640	10,251,758
Other	1,930,720	2,090,241
Total goodwill and other assets	12,191,360	12,341,999

TOTAL ASSETS	$22,220,210	22,562,729

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$496,552	500,065
Accounts payable	292,675	394,687
Accrued expenses and other liabilities
Salaries and benefits	197,898	255,103
Other taxes	167,233	98,743
Interest	178,348	108,020
Other	139,107	168,203
Advance billings and customer deposits	177,915	182,374
Total current liabilities	1,649,728	1,707,195

LONG-TERM DEBT	7,061,744	7,253,653

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,260,097	2,256,579
Benefit plan obligations	1,242,322	1,485,643
Other deferred credits	400,465	392,860
Total deferred credits and other liabilities	3,902,884	4,135,082

STOCKHOLDERS' EQUITY
CenturyLink, Inc.
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 302,684,801 and 299,189,279 shares	302,685	299,189
Paid-in capital	6,087,136	6,014,051
Accumulated other comprehensive loss, net of tax	(89,544)	(85,306)
Retained earnings	3,298,643	3,232,769
Preferred stock - non-redeemable	236	236
Noncontrolling interests	6,698	5,860
Total stockholders’ equity	9,605,854	9,466,799
TOTAL LIABILITIES AND EQUITY	$22,220,210	22,562,729

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months
	ended September 30,
	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$723,672	417,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,068,980	618,326
Extraordinary item	-	(133,213)
Deferred income taxes	18,875	38,237
Share-based compensation	27,988	39,618
Income from unconsolidated cellular entity	(13,882)	(15,353)
Distributions from unconsolidated cellular entity	13,793	14,137
Changes in current assets and current liabilities:
Receivables	(64,064)	(2,782)
Accounts payable	(102,012)	(93,283)
Accrued income and other taxes	94,817	36,734
Other current assets and other current liabilities, net	(7,137)	147,874
Retirement benefits	(261,351)	(100,300)
Excess tax benefits from share-based compensation	(6,026)	(1,105)
Increase in other noncurrent assets	(17,448)	(547)
Increase (decrease) in other noncurrent liabilities	5,254	(12,494)
Other, net	-	7,944
Net cash provided by operating activities	1,481,459	961,761

INVESTING ACTIVITIES
Payments for property, plant and equipment	(599,779)	(417,127)
Cash acquired from Embarq acquisition	-	76,906
Other, net	1,916	3,025
Net cash used in investing activities	(597,863)	(337,196)

FINANCING ACTIVITIES
Payments of debt	(195,422)	(626,616)
Net proceeds from issuance of long-term debt	-	644,423
Proceeds from issuance of common stock	54,412	12,672
Repurchase of common stock	(14,321)	(8,774)
Cash dividends	(656,665)	(350,959)
Excess tax benefits from share-based compensation	6,026	1,105
Other, net	3,628	(8,554)
Net cash used in financing activities	(802,342)	(336,703)

Net increase in cash and cash equivalents	81,254	287,862
Cash and cash equivalents at beginning of period	161,807	243,327

Cash and cash equivalents at end of period	$243,061	531,189

Supplemental cash flow information:
Income taxes paid	$397,565	126,706
Interest paid (net of capitalized interest of $10,034 and $909)	$344,706	158,964

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months
	ended September 30,
	2010	2009
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$299,189	100,277
Issuance of common stock to acquire Embarq Corporation	-	196,083
Issuance of common stock through dividend reinvestment, incentive and benefit plans	3,901	1,417
Shares withheld to satisfy tax withholdings	(405)	(310)
Balance at end of period	302,685	297,467

PAID-IN CAPITAL
Balance at beginning of period	6,014,051	39,961
Issuance of common stock to acquire Embarq Corporation, including portion of share-based compensation awards assumed by CenturyLink	-	5,873,904
Issuance of common stock through dividend reinvestment, incentive and benefit plans	50,511	11,255
Shares withheld to satisfy tax withholdings	(13,916)	(8,464)
Excess tax benefits from share-based compensation	6,026	1,105
Share-based compensation and other	30,464	41,189
Balance at end of period	6,087,136	5,958,950

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(85,306)	(123,489)
Change in other comprehensive loss (net of reclassification adjustment), net of tax	(4,238)	11,808
Balance at end of period	(89,544)	(111,681)

RETAINED EARNINGS
Balance at beginning of period	3,232,769	3,146,255
Net income attributable to CenturyLink, Inc.	722,539	417,032
Cash dividends declared
Common stock - $2.175 and $2.10 per share, respectively	(656,656)	(350,950)
Preferred stock	(9)	(9)
Balance at end of period	3,298,643	3,212,328

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	236	236

NONCONTROLLING INTERESTS
Balance at beginning of period	5,860	4,568
Net income attributable to noncontrolling interests	1,133	936
Extraordinary gain attributable to noncontrolling interests	-	1,545
Distributions attributable to noncontrolling interests	(295)	(320)
Balance at end of period	6,698	6,729

TOTAL STOCKHOLDERS' EQUITY	$9,605,854	9,364,029

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

The financial information for the three months and nine months ended September 30, 2010 and 2009 has not been audited by independent certified public accountants; however, in the opinion of management, all adjustments necessary to present fairly the results of operations for the three-month and nine-month periods have been included therein. The results of operations for the first nine months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

As more fully described in Note 9, we have reclassified subscriber line charge revenues to “Voice” revenues from “Network access” revenues for all periods presented and we have included the revenues from our fiber transport, CLEC and security monitoring operations in “Other” revenues for all periods presented.  In addition, certain revenues presented in third quarter 2009 attributable to our Embarq properties (acquired in the transaction described in Note 2) have been reclassified to conform to the current presentation.

Recent accounting pronouncements. In September 2009, the accounting standard update regarding revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures regarding assets and liabilities measured at fair value. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

(2)	Embarq Acquisition

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyLink.  We accounted for such acquisition pursuant to Financial Accounting Standards Board guidance on business combinations, which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  Such guidance also changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and is effective for us for all business combinations with acquisition dates after January 1, 2009.

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

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $3.687 billion of operating revenues of Embarq are included in our consolidated results of operations for the first nine months of 2010.  CenturyLink was the accounting acquirer in this transaction.  We have recognized Embarq’s assets and liabilities at their acquisition date estimated fair values pursuant to business combination accounting rules that are effective for acquisitions consummated on or after January 1, 2009.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) require a significant amount of judgment.  The fair value of Embarq’s property, plant and equipment and identifiable intangible assets were determined based upon analysis performed by an independent valuation firm.  The fair value of Embarq’s pension and postretirement obligations was determined by independent actuaries.  The fair value of Embarq’s long-term debt was determined by management based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates available in the long-term financing markets at the time of acquisition.  All other fair value determinations, which consisted primarily of Embarq’s current assets, current liabilities and deferred income taxes, were made by management.  The following is the assignment of the fair value of the assets acquired and liabilities assumed for the Embarq acquisition.

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

Nine months ended
September 30, 2009
(Dollars in thousands, except per share amounts)

Operating revenues	$5,816,000
Net income attributable to CenturyLink, Inc.	$667,000
Basic earnings per share before extraordinary item	$2.24
Diluted earnings per share before extraordinary item	$2.24

These results include certain adjustments, primarily due to adjustments to depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the remeasurement of the benefit obligations, and the related income tax effects.  Pro forma operating revenues for the nine months ended September 30, 2009 include approximately $104 million of revenues that would have been eliminated had our July 1, 2009 discontinuance of the application of regulatory accounting (discussed further in Part I, Item 2 of this report) been effective as of January 1, 2009.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results.  Other than those actually realized during the quarter ended September 30, 2009, the pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

(3)	Pending Acquisition of Qwest

On April 21, 2010, we entered into a definitive agreement under which we propose to acquire Qwest Communications International Inc. (“Qwest”) in a tax-free stock-for-stock transaction.  Under the terms of the agreement, Qwest shareholders will receive 0.1664 CenturyLink shares for each share of Qwest common stock they own at closing.  CenturyLink shareholders are expected to own approximately 50.5% and Qwest shareholders are expected to own approximately 49.5% of the combined company at closing.  As of September 30, 2010, Qwest had outstanding approximately (i) 1.742 billion shares of common stock and (ii) $12.979 billion of long-term debt.

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

(4)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of September 30, 2010 and December 31, 2009 were composed of the following:

	Sept. 30,	Dec. 31,
	2010	2009
	(Dollars in thousands)

Goodwill	$10,260,640	10,251,758

Intangible assets subject to amortization
Customer list
Gross carrying amount	$1,279,308	1,279,308
Accumulated amortization	(301,564)	(148,491)
Net carrying amount	$977,744	1,130,817

Other
Gross carrying amount	$69,567	69,567
Accumulated amortization	(26,514)	(22,466)
Net carrying amount	$43,053	47,101

Other intangible assets not subject to amortization	$268,500	268,500

The change in the balance of goodwill from December 31, 2009 is attributable to the finalization of the assignment of fair value to Embarq’s assets and liabilities acquired (primarily certain contingent liabilities and deferred income taxes) in connection with our July 1, 2009 acquisition of Embarq.

The vast majority of our goodwill is attributable to our telephone operations, which we internally operate and manage based on five geographic regions.  We test for goodwill impairment for our telephone operations at the region level due to the similar economic characteristics of the individual reporting units that comprise each region.  Impairment of goodwill is tested by comparing the fair value of the reporting unit to its carrying value (including goodwill).  Estimates of the fair value of the reporting unit of our telephone operations are based on valuation models using techniques such as multiples of earnings (before interest, taxes and depreciation and amortization).  We also evaluate goodwill impairment of our other operations primarily based on multiples of earnings and revenues.  If the fair value of the reporting unit is less than its carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value is less than its carrying value, goodwill must be written down to its implied fair value.  As of September 30, 2010, we completed our annual impairment test of goodwill and concluded that our goodwill was not impaired as of September 30, 2010.

Total amortization expense related to the intangible assets subject to amortization for the first nine months of 2010 was $157.1 million and is expected to be $206.3 million for the full year 2010, $185.6 million in 2011, $164.5 million in 2012, $145.2 million in 2013 and $126.0 million in 2014.

(5)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to qualified retired employees.

Net periodic postretirement cost for the nine months ended September 30, 2009 only includes the effect of our Embarq acquisition subsequent to July 1, 2009.  Net periodic postretirement benefit cost for the three months and nine months ended September 30, 2010 and 2009 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$3,306	3,175	9,975	5,701
Interest cost	8,187	8,448	24,562	18,245
Expected return on plan assets	(981)	(847)	(2,943)	(1,540)
Amortization of unrecognized prior service cost	(343)	(887)	(1,029)	(2,660)
Net periodic postretirement benefit cost	$10,169	9,889	30,565	19,746

(6)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees, including separate plans for legacy CenturyLink employees and legacy Embarq employees.   Until such time as we elect to integrate Embarq’s benefit plans with ours, we plan to continue to operate these plans independently.

Upon payment of certain lump sum distributions under a supplemental executive retirement plan in early 2009, we recognized a curtailment loss (which is included in selling, general and administrative expense) of approximately $7.7 million in the first quarter of 2009.

Due to change of control provisions that were triggered upon the consummation of the Embarq acquisition on July 1, 2009, certain retirees who were receiving monthly annuity payments under a supplemental executive retirement plan were paid a lump sum distribution calculated in accordance with the provisions of the plan.  A settlement expense of approximately $8.9 million was recognized in the third quarter of 2009 as a result of these actions.

The legacy Embarq pension plan contains a provision that grants early retirement benefits for certain participants affected by workforce reductions.  During the third quarter of 2009, we recognized approximately $14.7 million of additional pension expense related to these contractual benefits.

Net periodic pension cost for the nine months ended September 30, 2009 only includes the effect of our Embarq acquisition subsequent to July 1, 2009.  Net periodic pension expense for the three months and nine months ended September 30, 2010 and 2009 included the following components:

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service cost	$13,974	14,373	47,075	21,360
Interest cost	62,589	60,723	184,250	73,975
Expected return on plan assets	(70,757)	(56,857)	(212,270)	(70,785)
Curtailment loss	-	-	-	7,711
Settlement loss	-	8,890	-	8,890
Contractual retirement benefits	-	14,676	-	14,676
Net amortization and deferral	3,803	4,101	14,027	12,453
Net periodic pension expense	$9,609	45,906	33,082	68,280

We contributed $300 million to the legacy Embarq pension plan in the first quarter of 2010.  Based on current actuarial estimates, we expect to make a contribution of approximately $100 million to the legacy Embarq pension plan in 2011.  Based on current circumstances, our minimum required contributions to our other pension plans are immaterial.  The actual level of contribution required in future years can change significantly depending on prevailing discount rates and actual returns on plan assets.

(7)	Stock-based Compensation

We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors (through its Compensation Committee) and the Chief Executive Officer to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares.  As of September 30, 2010, we had reserved approximately 27.5 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring nine-month periods stipulated in such program.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).   During the first quarter of 2010, we granted 396,753 shares of restricted stock to certain executive-level employees, of which 198,374 were time-vested restricted stock that vests over a three-year period and 198,379 were performance-based restricted stock.   The performance-based restricted stock will vest over time only if specific performance measures are met for the applicable periods.  One half of the performance based restricted stock will vest in March 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The other half will vest in March 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The 198,379 shares of performance-based restricted stock issued represent the target award.  Each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return in relation to that of the S&P 500 Index.   We valued these performance-based awards using Monte-Carlo simulations.  In addition, during the first nine months of 2010, we granted 525,377 shares of time-vested restricted stock (which vest over a three-year period) to certain other key employees and our outside directors as part of our normal recurring annual equity compensation programs.

During the third quarter of 2010, we granted 407,236 shares of restricted stock and approximately $15.2 million of deferred cash compensation awards to certain executive officers and other key employees as part of a retention program in connection with our pending acquisition of Qwest.  The shares of restricted stock will vest in equal installments on the first, second and third anniversaries of the closing date.  Each employee receiving a deferred cash award will be entitled to receive one-half of the award on the closing date of the Qwest merger and the other half on the first anniversary of the closing date.  Both the restricted stock grant and the deferred cash award will accelerate if we terminate the recipient without cause or under certain other conditions, and will be forfeited if the Qwest merger is not consummated.  In addition to the above retention awards, 75,000 shares of restricted stock were granted to an incoming executive officer during the third quarter of 2010 (which vests fully at the end of the officer’s term of employment).

As of September 30, 2010, there were 3,054,000 shares of nonvested restricted stock outstanding at an average grant date fair value of $33.60 per share.

The total compensation cost for all share-based payment arrangements for the first nine months of 2010 and 2009 was $28.0 million and $39.6 million, respectively.  As of September 30, 2010, there was $71.2 million of total unrecognized compensation cost related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.2 years.   The $15.2 million of deferred cash compensation awards mentioned above is also unrecognized as of September 30, 2010.

(8)	Income Taxes

Our effective income tax rate was 38.4% and 39.3% for the nine months ended September 30, 2010 and 2009, respectively.

Included in income tax expense is a $4.0 million charge incurred in the first quarter of 2010 related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010.  In addition, a portion of our transaction costs associated with our pending acquisition of Qwest is considered non-deductible for income tax purposes.  The treatment of these costs as non-deductible resulted in the recognition of approximately $1.4 million of higher income tax expense in the first nine months of 2010 than would have been recognized had such costs been deductible for income tax purposes.

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

	Three months		Nine months
	ended September 30,		ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Voice	$777,367	849,357	2,380,823	1,346,978
Data	480,111	460,213	1,420,550	743,073
Network access	264,319	317,529	825,503	620,639
Other	225,304	247,226	692,681	434,489
Total operating revenues	$1,747,101	1,874,325	5,319,557	3,145,179

Beginning in 2010, we have reclassified revenues generated from subscriber line charges to “Voice” revenues from “Network access” revenues to better align our presentation of such revenues with others in our industry and we have included revenues generated from our fiber transport, CLEC and security monitoring operations in “Other” revenues.  In addition, certain third quarter 2009 revenues attributable to our legacy Embarq properties have been reclassified to conform to current presentation.  Prior periods have been restated to reflect this new presentation.

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

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to fully recover our contribution costs.  Such amounts are reflected on a gross basis in our statements of income (included in both operating revenues and expenses) and aggregated approximately $88 million for the nine months ended September 30, 2010 and $52 million for the nine months ended September 30, 2009.

(10)	Fair Value Disclosure

As of September 30, 2010, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	Sept. 30, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$99,751	99,751	-	-

(11)	Commitments and Contingencies

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

In April 2010, a series of lawsuits were filed by shareholders of Qwest Communications International Inc. in Colorado state and federal courts and in Delaware federal court, alleging that Qwest’s officers and directors breached their fiduciary duties by failing to maximize the value to be received by Qwest’s stockholders in connection with CenturyLink’s recently announced acquisition of Qwest.  CenturyLink was also named as a defendant in most of the lawsuits.  On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus dated July 19, 2010, in response to allegations and claims asserted in certain of the complaints.  If the settlement is consummated, all of the actions relating to the proposed transaction will be dismissed, with prejudice.  We do not expect the settlement to have a material adverse impact to our results of operations or financial condition.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $32 million.  One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia earlier this year and a ruling is expected in the fourth quarter of 2010.  The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  We have not recorded a reserve related to this issue.

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

(12)	Discontinuance of Regulatory Accounting

Through June 30, 2009, we accounted for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of Accounting Standards Codification 980-10 which addresses regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of an entity subject to regulatory accounting.

On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).

Upon the discontinuance of regulatory accounting, we reversed previously established regulatory assets and liabilities.  Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to regulatory accounting have historically included a component for removal costs in excess of the related salvage value.  Notwithstanding the adoption of accounting guidance related to the accounting for asset retirement obligations, regulatory accounting required us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there was no legal obligation to remove the assets.  Therefore, we did not adopt the asset retirement obligation provisions for our telephone operations that were subject to regulatory accounting.  Upon the discontinuance of regulatory accounting, such accumulated liability for removal costs included in accumulated depreciation was removed and an asset retirement obligation was established.  Upon the discontinuance of regulatory accounting, we were required to adjust the carrying amounts of property, plant and equipment only to the extent the assets are impaired, as judged in the same manner applicable to nonregulated enterprises. We did not record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations as a result of the discontinuance of regulatory accounting.

In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income comprised of the following components (dollars, except per share amounts, in thousands):

Gain (loss)
Elimination of removal costs embedded in accumulated depreciation	$222,703
Establishment of asset retirement obligation	(1,556)
Elimination of other regulatory assets and liabilities	(2,585)
Net extraordinary gain before income tax expense and noncontrolling interests	218,562
Income tax expense associated with extraordinary gain	(83,804)
Net extraordinary gain before noncontrolling interests	134,758
Less: extraordinary gain attributable to noncontrolling interests	(1,545)
Extraordinary gain attributable to CenturyLink, Inc.	$133,213

Basic earnings per share of extraordinary gain	$.44
Diluted earnings per share of extraordinary gain	$.44

Upon the discontinuance of regulatory accounting, we revised the lives of our property, plant and equipment to reflect the economic estimated remaining useful lives of the assets.  In general, the estimated remaining useful lives of our telephone property were lengthened as compared to the rates used that were established by regulatory authorities.

Upon the discontinuance of regulatory accounting, we eliminated certain intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our operating revenues and operating expenses to be lower by equivalent amounts beginning in the third quarter of 2009.

Item 2.
CenturyLink, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results of operations which might be expected for the entire year.

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the nine months ended September 30, 2010 with the corresponding periods of 2009 are less meaningful than usual since most of the significant period to period variances are caused by the Embarq acquisition.  We discuss below certain trends that we believe are significant, even if they are not necessarily material to the combined company.

We are an integrated communications company primarily engaged in providing an array of communications services to customers in 33 states, including local and long distance voice, wholesale network access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier services, security monitoring, and other communications, professional and business information services.   We operate approximately 6.6 million access lines and serve approximately 2.4 million broadband customers, based on operating data as of September 30, 2010.  For additional information on our revenue sources, see Note 9.   For additional information on our acquisition of Embarq, see Note 2.

During the three months and nine months ended September 30, 2010 and 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq and our pending acquisition of Qwest Communications International Inc. (“Qwest”) discussed in Note 3.  Such expenses are summarized in the table below.

	Three months		Nine months
	ended September 30,		ended September 30,
Description	2010	2009	2010	2009
	(Dollars in thousands)

Integration related costs associated with our acquisition of Embarq	$22,719	25,055	62,175	54,482
Severance costs and accelerated recognition of share-based compensation and pension costs due to workforce reductions	4,213	114,417	32,357	114,417
Transaction and other costs associated with our acquisition of Embarq	-	47,154	-	47,154
Transaction and other costs associated with our pending acquisition of Qwest	5,134	-	15,157	-
Income tax charge due to a change in the treatment of Medicare subsidy receipts	-	-	3,965	-
Settlement and curtailment loss related to supplemental executive retirement plan	-	8,900	-	16,611
Charge incurred upon termination of our $800 million bridge facility	-	-	-	8,000
Total	$32,066	195,526	113,654	240,664

In addition, due to Internal Revenue Code Section 162(m) limitations, a portion of the lump sum distributions related to the termination of an executive retirement plan made in the first quarter of 2009 are reflected as non-deductible for income tax purposes and thus increased our effective income tax rate.  Certain merger-related costs incurred during the first nine months of 2010 and 2009 are also non-deductible for income tax purposes and similarly increased our effective income tax rate.  Such increase in our effective tax rate was partially offset by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards during the first nine months of 2009.  See Note 8 and “Income Tax Expense” below for additional information.

Upon the discontinuance of regulatory accounting, during the third quarter of 2009 we recorded a one-time, non-cash extraordinary gain that aggregated approximately $218.6 million before income tax expense and noncontrolling interests ($133.2 million after-tax and noncontrolling interests).  See Note 12 for additional information.

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

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s National Broadband Plan released in the first quarter of 2010); our ability to effectively adjust to changes in the communications industry;  our ability to successfully integrate Embarq into our operations, including the possibility that the anticipated benefits from the Embarq merger cannot be fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated; our ability to successfully complete our pending acquisition of Qwest, including timely receiving all regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission, or SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our pending acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Part II, Item 1A of this report, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared
to Three Months Ended September 30, 2009

Net income attributable to CenturyLink, Inc. was $231.2 million and $280.8 million for the third quarter of 2010 and 2009, respectively.  Net income before extraordinary item was $231.2 million and $147.6 million for the third quarter of 2010 and 2009, respectively.  Diluted earnings per share for the third quarter of 2010 and 2009 was $.76 and $.94, respectively.   Diluted earnings per share before extraordinary item for the third quarter of 2009 was $.49.  As described in Note 12, upon the discontinuance of regulatory accounting, we recorded an extraordinary gain (net of income tax expense and noncontrolling interests) of approximately $133.2 million in the third quarter of 2009.  As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in the third quarter of 2010 and 2009, primarily all of which relates to our acquisition of Embarq and our pending acquisition of Qwest.

	Three months
	ended September 30,
	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$505,355	378,983
Interest expense	(139,594)	(140,422)
Other income (expense)	6,911	9,362
Income tax expense	(141,083)	(99,876)
Income before noncontrolling interests and extraordinary item	231,589	148,047
Noncontrolling interests	(422)	(412)
Net income before extraordinary item	231,167	147,635
Extraordinary item, net of income tax expense and noncontrolling interests	-	133,213
Net income attributable to CenturyLink, Inc.	$231,167	280,848

Basic earnings per share
Before extraordinary item	$.76	.49
Extraordinary item	$-	.44
Basic earnings per share	$.76	.94

Diluted earnings per share
Before extraordinary item	$.76	.49
Extraordinary item	$-	.44
Diluted earnings per share	$.76	.94

Average basic shares outstanding	300,702	298,133

Average diluted shares outstanding	301,386	298,403

Operating income increased $126.4 million as a $127.2 million decrease in operating revenues was more than offset by a $253.6 million decrease in operating expenses.

Operating Revenues

	Three months
	ended September 30,
	2010	2009
	(Dollars in thousands)

Voice	$777,367	849,357
Data	480,111	460,213
Network access	264,319	317,529
Other	225,304	247,226
	$1,747,101	1,874,325

The $72.0 million decrease in voice revenues is primarily due to (i) a $42.0 million decrease due to a 7.7% decline in the average number of access lines; (ii) a $13.9 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate; and (iii) a $9.3 million reduction in non-recurring revenues.

Total access lines declined 140,000 (2.1%) during the third quarter of 2010.  We believe the decline in the number of access lines during the third quarter of 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.0% in 2010.

Data revenues increased $19.9 million in the third quarter of 2010 due an $11.2 million increase in DSL-related revenues principally due to growth in the number of DSL customers and a $6.0 million increase in special access revenues.

Network access revenues decreased $53.2 million in the third quarter of 2010 primarily due to (i) a $38.4 million decrease due to a reduction in access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services) and (ii) an $11.2 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  We believe that access rates and minutes will continue to decline.  Proceedings filed by interexchange carriers in several of our operating states or state-initiated legislation could, if successful, place further downward pressure on our access revenues.

Other revenues decreased $21.9 million in the third quarter of 2010 primarily due to (i) an $11.5 million reduction in nonregulated revenues; (ii) a $4.5 million decline in revenues from our wireless reseller product offering (which was discontinued in late 2009) and (iii) a $2.6 million reduction in directory revenues.

Operating Expenses

	Three months
	ended September 30,
	2010	2009
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$605,548	684,865
Selling, general and administrative	278,331	448,275
Depreciation and amortization	357,867	362,202
	$1,241,746	1,495,342

Total operating expenses (exclusive of depreciation and amortization) decreased $249.3 million in the third quarter of 2010 compared to the third quarter of 2009.  Such decrease was primarily caused by (i) a $119.1 million decrease in severance costs and accelerated recognition of share-based compensation and pension costs due to workforce reductions related to the Embarq acquisition and (ii) $47.2 million of transaction related costs (primarily investment banker and legal costs) that were incurred in the third quarter of 2009 related to the Embarq acquisition.  In addition, salaries and benefits (exclusive of the above described severance, share-based compensation and pension costs) decreased approximately $39.5 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the impact of workforce reductions, and the cost of providing long distance services decreased $34.0 million due to reduced reliance on third party providers.

Depreciation and amortization decreased $4.3 million primarily due to a reduction in amortization expense associated with the customer list intangible asset established in connection with our Embarq acquisition (such asset is being amortized over an accelerated method).

Interest Expense

Interest expense increased $828,000 in the third quarter of 2010 compared to the third quarter of 2009.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $6.9 million for the third quarter of 2010 compared to $9.4 million for the third quarter of 2009.

Income Tax Expense

Our effective income tax rate was 37.9% and 39.5% for the third quarter of 2010 and 2009, respectively.  During 2009, certain transaction costs incurred in connection with our acquisition of Embarq were treated as non-deductible for income tax purposes.

Extraordinary Item

Upon the discontinuance of regulatory accounting, we recorded a one-time extraordinary gain of approximately $133.2 million (net of income tax expense and noncontrolling interests) in the third quarter of 2009.  See Note 12 for additional information related to this extraordinary gain.

Nine Months Ended September 30, 2010 Compared
to Nine Months Ended September 30, 2009

Net income attributable to CenturyLink, Inc. was $722.5 million and $417.0 million for the first nine months of 2010 and 2009, respectively.  Net income before extraordinary item was $722.5 million and $283.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Diluted earnings per share for the first nine months of 2010 and 2009 was $2.39 and $2.50, respectively.   Diluted earnings per share before extraordinary item for the first nine months of 2009 was $1.70.  As described in Note 12, upon the discontinuance of regulatory accounting, we recorded an extraordinary gain (net of income tax expense and noncontrolling interests) of approximately $133.2 million in the third quarter of 2009.  As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in the first nine months of 2010 and 2009, primarily all of which relate to our acquisition of Embarq and our pending acquisition of Qwest.  The increase in the number of average diluted shares outstanding is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009.

	Nine months
	ended September 30,
	2010	2009
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$1,573,573	692,763
Interest expense	(425,068)	(237,391)
Other income (expense)	24,719	15,179
Income tax expense	(449,552)	(185,796)
Income before noncontrolling interests and extraordinary item	723,672	284,755
Noncontrolling interests	(1,133)	(936)
Net income before extraordinary item	722,539	283,819
Extraordinary item, net of income tax expense and noncontrolling interests	-	133,213
Net income attributable to CenturyLink, Inc.	$722,539	417,032

Basic earnings per share
Before extraordinary item	$2.40	1.70
Extraordinary item	$-	.80
Basic earnings per share	$2.40	2.50

Diluted earnings per share
Before extraordinary item	$2.39	1.70
Extraordinary item	$-	.80
Diluted earnings per share	$2.39	2.50

Average basic shares outstanding	300,058	165,558

Average diluted shares outstanding	300,663	165,666

Operating income increased $880.8 million due to a $2.174 billion increase in operating revenues and a $1.294 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income were substantially due to our July 1, 2009 acquisition of Embarq, which impacted our operating results for the entire nine months ended September 30, 2010 but only a third of the comparable period of 2009.

As a result of the discontinuance of the application of regulatory accounting effective July 1, 2009 (as more fully described in our 2009 Annual Report on Form 10-K and Note 12), we have eliminated all intercompany transactions with regulated affiliates since the third quarter of 2009 that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $104 million) for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Operating Revenues

	Nine months
	ended September 30,
	2010	2009
	(Dollars in thousands)

Voice	$2,380,823	1,346,978
Data	1,420,550	743,073
Network access	825,503	620,639
Other	692,681	434,489
	$5,319,557	3,145,179

The $1.034 billion increase in voice revenues is primarily due to $1.094 billion of additional revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $60.4 million decrease is primarily due to (i) a $26.4 million decrease due to a 6.3% decline in the average number of access lines in our legacy CenturyLink markets; (ii) a $10.0 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower rate; (iii) an $8.5 million reduction due to the elimination of all intercompany transactions due to the above-described discontinuance of regulatory accounting; and (iv) a $7.7 million reduction in long distance revenues due primarily to a decrease in minutes of use.

Total access lines declined 412,000 (5.9%) during the first nine months of 2010.  We believe the decline in the number of access lines during 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.5% and 8.0% in 2010.

Data revenues increased $677.5 million in the first nine months of 2010 due to $715.6 million of additional revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $38.1 million substantially due to a $53.0 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $15.0 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers.

Network access revenues increased $204.9 million in the first nine months of 2010 due to $285.7 million of additional revenues attributable to Embarq.  Excluding Embarq, network access revenues decreased $80.9 million in the first nine months of 2010 primarily due to (i) a $27.8 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients; (ii) a $25.3 million decrease due to a reduction in access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services); and (iii) a $21.5 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  We believe that access rates and minutes will continue to decline.  Proceedings filed by interexchange carriers in several of our operating states or state-initiated legislation could, if successful, place further downward pressure on our access revenues.

Other revenues increased $258.2 million in the first nine months of 2010 due to $292.5 million of additional revenues attributable to Embarq.  Excluding Embarq, other revenues decreased $34.3 million primarily due to a $20.5 million reduction due to the elimination of all intercompany transactions as a result of the discontinuance of regulatory accounting, a $5.8 million decrease in directory revenues and a $4.6 million decrease in certain non-regulated product sales and service offerings.

Operating Expenses

	Nine months
	ended September 30,
	2010	2009
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$1,814,073	1,155,228
Selling, general and administrative	862,931	678,862
Depreciation and amortization	1,068,980	618,326
	$3,745,984	2,452,416

Cost of services and products increased $658.8 million primarily due to $748.7 million of expenses attributable to the Embarq properties acquired on July 1, 2009 (which includes approximately $22.0 million of integration costs and $13.1 million of costs associated with employee severance benefits).  The remaining $89.9 million decrease is primarily due to an $85.5 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and a $10.6 million decrease in costs associated with our long distance operations.

Selling, general and administrative expenses increased $184.1 million primarily due to a $220.7 million increase in expenses incurred by Embarq. The $220.7 million increase is net of (i) $47.2 million of transaction related costs incurred in the third quarter of 2009 related to the Embarq acquisition and (ii) $91.4 million of severance costs and accelerated recognition of share based compensation and pension costs due to workforce reductions incurred during the nine months ended September 30, 2010 as compared to similar expenses incurred during the comparable period in 2009.  We also incurred approximately $40.1 million and $54.5 million of Embarq integration costs in the first nine months of 2010 and 2009, respectively.  During the first nine months of 2010, we incurred approximately $15.2 million of transaction and other costs associated with our pending acquisition of Qwest.  Such increases were partially offset by (i) a $33.7 million reduction in salaries and benefits (which includes $16.6 million of one-time charges related to a supplemental executive pension plan in 2009); (ii) a $13.4 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting and (iii) a $9.2 million decrease in legal costs.

Depreciation and amortization increased $450.7 million primarily due to $478.2 million of additional depreciation and amortization attributable to Embarq (including $143.1 million of amortization expense related to the customer list and other intangible assets associated with the Embarq acquisition) and a $16.1 million increase due to higher levels of plant in service in our legacy markets.  The remaining decrease was primarily due to a $19.1 million decrease in depreciation expense due to a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $21.3 million decrease due to certain assets becoming fully depreciated.

Interest Expense

Interest expense increased $187.7 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $24.7 million for the first nine months of 2010 compared to $15.2 million for the first nine months of 2009. Included in the first nine months of 2009 is an $8.0 million pre-tax charge associated with terminating our $800 million bridge credit facility.

Income Tax Expense

Our effective income tax rate was 38.4% and 39.3% for the nine months ended September 30, 2010 and September 30, 2009, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law by the President in March 2010. During 2010, certain costs incurred in connection with our pending acquisition of Qwest are treated as non-deductible for income tax purposes.  The treatment of such costs as non-deductible resulted in the recognition of approximately $1.4 million of income tax expense in the first nine months of 2010 above amounts that would have been recognized had such costs been deductible for income tax purposes.

During 2009, certain lump sum distributions paid to certain executive officers in connection with discontinuing a supplemental executive pension plan were reflected as non-deductible for income tax purposes pursuant to executive compensation limitations prescribed by the Internal Revenue Code.  The treatment of the distributions as non-deductible resulted in the recognition of approximately $6.7 million of income tax expense in the first nine months of 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Such increase in income tax expense was partially offset by a $5.8 million reduction in income tax expense caused by a reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards due to a law change in one of our operating states that we believe will allow us to utilize our net operating loss carryforwards in the future.  Prior to the law change, such net operating loss carryforwards were fully reserved as it was more likely than not that these carryforwards would not be utilized prior to expiration.  In addition, certain of our Embarq merger related integration costs are non-deductible for income tax purposes.

Extraordinary Item

Upon the discontinuance of regulatory accounting, we recorded a one-time extraordinary gain of approximately $133.2 million (net of income tax expense and noncontrolling interests) in the third quarter of 2009.  See Note 12 for additional information related to this extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures as well as our dividend payments.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $1.481 billion during the first nine months of 2010 and $961.8 million during the first nine months of 2009.  During the first quarter of 2010, we contributed $300 million to the legacy Embarq pension plan.  Such funding was made with approximately $126 million of borrowings under our revolving credit facility, with the balance being provided by cash on hand.  The lump sum distributions associated with the discontinuance of our Supplemental Executive Retirement Plan were paid in early 2009 and aggregated approximately $37 million.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $597.9 million and $337.2 million for the nine months ended September 30, 2010 and 2009, respectively.  Payments for property, plant and equipment were $599.8 million in the first nine months of 2010 and $417.1 million in the first nine months of 2009, reflecting the increase in our asset base resulting from the Embarq acquisition.  Included in capital expenditures for the first nine months of 2010 and 2009 was approximately $20 million and $47 million, respectively, related to the integration of Embarq.  Our budgeted capital expenditures for 2010 are expected to be between $825-875 million.  We acquired $76.9 million of cash in connection with our July 1, 2009 acquisition of Embarq.

Net cash used in financing activities was $802.3 million during the first nine months of 2010 compared to $336.7 million during the first nine months of 2009.  We made $195.4 million and $626.6 million of debt payments (substantially all of which related to our revolving credit facility) in the first nine months of 2010 and 2009, respectively.  In September 2009, we received net proceeds of $644.4 million from the issuance of $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes. We paid dividends of $656.7 million in the first nine months of 2010 compared to $351.0 million in the first nine months of 2009.  Such increase is primarily attributable to the increase in shares outstanding as a result of the common stock issued in connection with our Embarq acquisition on July 1, 2009.

In October 2010, we repaid our $482.5 million Series H Senior Notes at its scheduled maturity using borrowings under our existing credit facility.

We have available two revolving credit facilities, (i) a five-year, $750 million unsecured revolving credit facility of CenturyLink which expires in December 2011 and (ii) an $800 million unsecured revolving credit facility of Embarq which expires in May 2011.  Up to $250 million of the credit facilities can be used for letters of credit, which reduces the amount available for other extensions of credit.  As of October 31, 2010, approximately $57 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the total amount available under the two credit facilities.  As of October 31, 2010, we had approximately $440 million outstanding under our credit facilities (all of which relates to CenturyLink’s facility) and no amounts outstanding under our commercial paper program.  Prior to the lapse of Embarq’s credit facility in 2011, we plan, depending on current market conditions, to replace the existing two facilities with a single larger CenturyLink revolving credit facility.

Following our announcement of our pending acquisition of Qwest, (i) Standard & Poor’s indicated that our current long-term debt rating of BBB- had been placed under watch for a possible downgrade; (ii) Moody’s Investors Service affirmed our current long-term debt rating of Baa3, but downgraded its outlook from stable to negative; and (iii) Fitch Ratings placed our long-term debt rating under watch for a possible downgrade.  It is expected that any downgrades would be made only following the completion of the Qwest acquisition.

OTHER MATTERS

On March 16, 2010, the FCC released its National Broadband Plan, which is the FCC’s framework to develop a comprehensive plan over the next decade for broadband deployment, intercarrier compensation reform and regulatory reform initiatives such as reformation of the USF high cost support fund.  As originally proposed, the Plan is likely to reduce our Universal Service Fund support and network access revenues.  Since releasing the Plan, the FCC has undertaken various studies and solicited public input on a variety of issues, including its proposal to replace the current legacy USF high cost support fund with a new fund to support the provision of broadband services in areas that are unserved or under-served.  The Plan is subject to change as a result of public input, Congressional action or further regulatory action. Given the relatively early stages of the FCC’s proceedings, we cannot predict the ultimate outcome nor can we be assured that such Plan will not have a material adverse effect on us or our industry in the future.

Certain long distance providers have begun to dispute existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or to refuse to pay such rates.  These providers contend that tariffed switched access charges should not apply to VoIP originated and terminated traffic, and that reciprocal compensation rates may apply.  We dispute these positions.

We currently expect the following items to negatively impact 2011 results of operations as compared to 2010.  First, we expect that delays in the migration of traffic of a wireless carrier off of our networks will reduce our operating revenues by approximately $45-50 million in 2011 compared to our previous projections of $30 million.  Second, we expect our universal service fund receipts will decline $25-30 million in 2011.  Finally, we expect to launch our Prism IPTV service in additional markets in 2011.  We expect to provide full year 2011 earnings guidance in conjunction with our fourth quarter 2010 earnings release.

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

At September 30, 2010, the fair value of our long-term debt was estimated to be $8.2 billion based on the overall weighted average rate of our debt of 7.2% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 72 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $340.9 million decrease in fair value of our long-term debt at September 30, 2010, but would have no impact on our results of operations or cash flows.  As of September 30, 2010, approximately 99% of our long-term and short-term debt obligations were fixed rate.

From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates.  We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.   Currently, we have no derivative instruments in place.

We are also exposed to market risk from changes in the fair value of our pension plan assets.  If our actual return on plan assets is significantly lower than our expected return assumption, our net periodic pension expense will increase in the future and we will be required to contribute additional funds to our pension plan.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of September 30, 2010.

Item 4.
CenturyLink, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

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

Our business generates a substantial portion of its revenues by delivering voice and data services over access lines.  We have experienced substantial access line losses over the past several years due to a number of factors, including increased competition and wireless and broadband substitution.  We expect to continue to experience access line losses in our markets for the foreseeable future.  Our inability to retain access lines could adversely impact our revenues, earnings and cash flow from operations.

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

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive.  We face competition from (i) wireless telephone services, which is expected to increase as wireless providers continue to expand and improve their network coverage and offer enhanced services, (ii) cable television operators, (iii) competitive local exchange carriers (“CLECs”), (iv) Voice-over-Internet Protocol (“VoIP”) service providers, (v) alternative networks or non-carrier systems designed to reduce demand for our switching or access services and (vi) resellers, sales agents and facilities-based providers that either use their own networks or lease parts of our networks.  Over time, we expect to face additional local exchange competition from electric utilities, satellite communications providers and municipalities.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

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

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained in greater detail in our Annual Report on Form 10-K for the year ended December 31, 2009, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less network access revenues in recent years due to reductions in access rates and minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail, text messaging, arbitrage and other optional calling services).  We believe that our access rates and minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

Recently, we broadened our services and products by offering satellite television as part of our bundled product and service offerings.  As noted in further detail below, our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We also provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  Moreover, our new product or service offerings could be constrained by intellectual property rights held by others, or could subject us to the risk of infringement claims brought against us by others.  For these and other reasons, we cannot assure you that our recent or future diversification efforts will be successful.

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

We originate and terminate calls for long distance carriers and other interexchange carriers over our networks in exchange for access charges that represent a significant portion of our revenues. If these carriers go bankrupt or experience substantial financial difficulties, or are otherwise unable to or unwilling to pay our access charges, our inability to timely collect access charges from them could have a negative effect on our business and results of operations.

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

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

•	breaches of security, including sabotage, tampering, computer viruses and break-ins

•	power losses or physical damage to our access lines, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

•	capacity limitations

•	software and hardware defects or malfunctions, and

•	other disruptions that are beyond our control.

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

The merger agreement contains “no shop” provisions that restrict our ability to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of CenturyLink.  In some circumstances on termination of the merger agreement, we may be required to pay a termination fee to Qwest.  These and other provisions in the Qwest merger agreement could discourage a potential acquirer that might have an interest in acquiring all or a significant part of CenturyLink from considering or proposing that acquisition, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

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

As of September 30, 2010, Qwest had $5.3 billion of net operating losses, or NOLs, which for federal income tax purposes can be used to offset future taxable income, subject to certain limitations under Section 382 of the Code and related regulations.  Our ability to use these NOLs following the Qwest merger may be further limited by Section 382 if Qwest is deemed to undergo an ownership change as a result of the merger or we are deemed to undergo an ownership change following the merger, either of which could potentially restrict use of a material portion of the NOLs.  Determining the limitations under Section 382 is technical and highly complex.  As a result, we cannot assure you that we will be able to use the NOLs after the merger in the amounts we project.

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

In connection with approving the Embarq merger, the Federal Communications Commission imposed conditions that could increase our future capital costs and limit our operating flexibility.

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

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed risks arising under its tax sharing agreement with Sprint Nextel Corporation, its retiree benefit litigation, and various environmental claims.  Embarq also remains responsible for benefits under its existing qualified defined benefit pension plan, which as of September 30, 2010 was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.  Additional information regarding these risks is available in (i) Items 3 and 8 of our Annual Report on Form 10-K for the year ended December 31, 2009 and (ii) the periodic reports filed by Embarq with the SEC through the date of the merger.

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

Risk of loss or reduction of network access charge revenues or support fund payments.  A significant portion of our revenues is derived from access charge revenues that are paid to us by long distance carriers based largely on rates set by federal and state regulatory bodies.  Interexchange carriers have filed complaints in several of our operating states requesting lower intrastate access rates.  In addition, several long distance providers have begun disputing amounts owed to us for carrying VoIP traffic, or refusing to pay such amounts.  Several state public service commissions are investigating intrastate access rates and the ultimate outcome and impact of such investigations are uncertain.

The FCC regulates tariffs for interstate access, special access and subscriber line charges, all of which are components of our revenue.  The FCC has been considering comprehensive reform of its intercarrier compensation rules for several years, including proposals included in its recently-released National Broadband Plan that, as proposed, are likely to reduce network access payments.  Any reform eventually adopted by the FCC will likely involve significant changes in the access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, we could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Action or inaction by the FCC on intercarrier compensation could lead to disputes by carriers that could potentially result in delay or difficulty collecting the full amount of our access charges.

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

The FCC’s National Broadband Plan released on March 16, 2010 seeks comprehensive changes in federal communications regulations and programs that could, among other things, reduce or eliminate USF and access revenues for several of our local exchange companies.  At this stage, we cannot predict the ultimate outcome of this plan or provide any assurances that its implementation will not have a material adverse effect on our business, operating results or financial condition.

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

Cautionary Statements Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements relating to CenturyLink or Qwest, the operations of either such company or our pending acquisition of Qwest, including without limitation statements with respect to CenturyLink’s or Qwest’s anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, merger synergies, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “likely,” “should,” “could,” and “may,” and variations thereof and similar expressions.  Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Anticipated events may not occur and the actual results or performance of CenturyLink or Qwest may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could impact the actual results of CenturyLink or Qwest include but are not limited to:

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

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from regulatory changes, (ii) the final outcome of various federal, state and local regulatory initiatives, disputes and proceedings that could impact our competitive position, revenues, compliance costs, capital expenditures or prospects, (iii) the effect of the National Broadband Plan, (iv) the reduction or elimination of revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate ILECs operating in high-cost markets, (v) changes in the regulatory treatment of VoIP traffic, and (vi) changes in the regulation of special access;

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

•
our ability to (i) successfully complete our pending acquisition of Qwest, including timely receipt of the required regulatory approvals for the merger free of detrimental conditions, and (ii) timely realize the anticipated benefits of the transaction, including our ability after the closing to use the net operating losses of Qwest in the amounts projected;

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

For additional information, see the risk factors listed above in this report and the description of our business included as Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2009.  Due to these uncertainties, we cannot assure you that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from those expected in our forward-looking statements.  We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

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

During the third quarter of 2010, we withheld 26,737 shares of stock at an average price of $34.85 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

Item 5.	Other Information

On November 4, 2010, we amended our bylaws to reflect the change in our name from “CenturyTel, Inc.” to “CenturyLink, Inc.”

Item 6.	Exhibits

A.	Exhibits

3.2	Bylaws of CenturyLink, Inc., as amended and restated through November 4, 2010.

10.1(a)	Seventh Amendment to the CenturyLink Dollars & Sense 401(K) Plan, effective May 20, 2010.

10.1(b)	Seventh Amendment to the CenturyLink Union 401(K) Plan, effective May 20, 2010.

10.1(c)	Amendment No. 7 to the CenturyLink Retirement Plan, effective at various dates during 2010.

10.2
Form of Retention Award Agreement, pursuant to the equity incentive plans of CenturyLink or Embarq and dated August 23, 2010, entered into between us and certain officers and key employees as of such date.

10.13	First Amendment to the Amended and Restated CenturyLink Bonus Life Insurance Plan for Executive Officers.

10.15	Employment Agreement, dated as of September 7, 2010 by and between Registrant and Dennis G. Huber.

10.16	Restricted Stock Agreement, dated as of September 7, 2010 by and between Registrant and Dennis G. Huber.

11	Computations of Earnings Per Share.

31.1	Registrant’s Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Registrant’s Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Registrant’s Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.

Date: November 5, 2010	/s/ Neil A. Sweasy
Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)