Form 10-Q/A
period 2010-09-30
CENTURYTEL INC
filed 2010-11-08
CIK 18926

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

CenturyLink, Inc.
Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to CenturyLink, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2010, filed with the Securities and Exchange Commission on November 5, 2010, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from CenturyLink’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS                          XBRL Instance Document
101.SCH                         XBRL Taxonomy Schema
101.CAL                         XBRL Taxonomy Calculation Linkbase
101.DEF                         XBRL Taxonomy Definition Linkbase
101.LAB                         XBRL Taxonomy Label Linkbase
101.PRE                         XBRL Taxonomy Presentation Linkbase

            No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.

Date: November 5, 2010	/s/ Neil A. Sweasy

Neil A. Sweasy
Vice President and Controller
(Principal Accounting Officer)