Form 10-K
period 2010-12-31
CENTURYLINK, INC
filed 2011-03-01
CIK 18926

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

The aggregate market value of voting stock held by non-affiliates (affiliates being for these purposes only directors, executive officers and holders of more than five percent of our outstanding voting securities) was $8.7 billion as of June 30, 2010.  As of February 28, 2011, there were 305,609,343 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be furnished in connection with the 2011 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

All references herein to “we”, “us”, “our” or “CenturyLink” refer to CenturyLink, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after July 1, 2009 (except as otherwise stated herein), Embarq Corporation and its subsidiaries, which we acquired on July 1, 2009.  In addition, “access lines” mean telephone lines that connect homes or businesses to the public switched telephone network; “competitive local exchange carriers,” or “CLECs,” mean telecommunications providers that compete in a particular local service area with the ILEC by providing local voice or other services, frequently by using the ILEC’s network; “FCC” means the Federal Communications Commission; “incumbent local exchange carrier,” or “ILEC,” means a traditional telecommunications provider that, prior to the Telecommunications Act of 1996, had the exclusive right and responsibility for providing local telecommunications services in its local service area; “LEC” means any local exchange carrier; “Notes” means the Notes to the Financial Statements included in Item 8 of this Annual Report or Form 10-K; “SEC” means the U.S. Securities and Exchange Commission; “Universal Service Fund,” or “USF,” refers collectively to federal funds established primarily to promote the availability of telecommunications services to all consumers at reasonable and affordable rates; and “Voice Over Internet Protocol,” or “VoIP,” means an application that enables broadband Internet subscribers to engage in two-way voice communication similar to our traditional voice services.

PART I

Item 1.	Business

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business, and on April 1, 2011 we expect to acquire Qwest Communications International Inc. (“Qwest”) in a transaction that will similarly impact the size and scope of our business.  Due to the significant size of Embarq, direct comparisons of our recent results of operations or operating data to periods prior to July 1, 2009 are less meaningful than usual because most of the variances are due to the Embarq acquisition.  Similarly, due to the significant size of Qwest, direct comparisons of our future results and data for periods following the upcoming anticipated closing date of the Qwest acquisition to prior periods will be less meaningful than usual for similar reasons.  For additional information on our Embarq acquisition, see “ – Embarq acquisition” below, and for additional information on our pending Qwest acquisition, see “ – Pending acquisition of Qwest” below.

General.    CenturyLink, together with its subsidiaries, is an integrated communications company engaged primarily in providing a broad array of communications services, including voice, Internet, data and video services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide a complete offering of integrated communications services.  We primarily conduct our operations in 33 states located within the continental United States.

At December 31, 2010, our incumbent local exchange telephone subsidiaries operated approximately 6.5 million telephone access lines in 33 states, with over 75% of these lines located in Florida, North Carolina, Missouri, Nevada, Ohio, Wisconsin, Virginia, Texas, Pennsylvania, and Alabama.  According to published sources, we are currently the fourth largest local exchange telephone company in the United States based on the number of access lines served.

We also provide fiber transport, wholesale communications services, competitive local exchange carrier service, security monitoring and other communications, professional and business information services in certain local and regional markets.

For information on the amount of revenue derived by our various lines of services, see “Operations - Services” below and Item 7 of this annual report.  The financial information included in this Item 1 should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report.

Pending acquisition of Qwest.  On April 21, 2010, we entered into a definitive agreement to acquire Qwest in a tax-free stock-for-stock transaction.  Under the terms of the agreement, Qwest shareholders will receive 0.1664 CenturyLink shares for each share of Qwest common stock they own at closing.  CenturyLink shareholders are expected to own approximately 50.5% and Qwest shareholders are expected to own approximately 49.5% of the combined company at closing.  As of December 31, 2010, Qwest had outstanding approximately (i) 1.764 billion shares of common stock and (ii) $11.947 billion of long-term debt.

While we have received most of the necessary approvals from state public service commissions, completion of the transaction is still subject to the receipt of approvals from the Federal Communications Commission and several other state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction on April 1, 2011.  During the process of securing the required state regulatory approvals, we have committed to spend an aggregate of approximately $400 million in capital expenditures over a five-year period to expand our broadband deployment.  We anticipate making additional complementary broadband commitments as part of the FCC approval process to expand broadband deployment in the Qwest fourteen state region.  If the merger agreement is terminated under certain circumstances, we may be obligated to pay Qwest a termination fee of $350 million.

See Item 1A, Risk Factors, for additional information concerning the pending acquisition of Qwest.  Additional information about Qwest is included in documents filed by it with the SEC.  See “Where to find additional information” below.

The foregoing description of the pending Qwest merger is not complete, and is qualified in its entirety by reference to our Current Reports on Form 8-K filed with the SEC on April 22 and April 27, 2010, including the exhibits thereto.

Embarq acquisition.  On July 1, 2009, we acquired Embarq, which was spun-off from Sprint Nextel Corporation in 2006, and is currently a wholly-owned subsidiary of CenturyLink.  As a result of this merger transaction, each outstanding share of Embarq common stock was converted into 1.37 shares of CenturyLink common stock, with cash paid in lieu of fractional shares.  In addition to delivering the aggregate merger consideration valued at $6.1 billion, we also assumed approximately $5.1 billion of Embarq’s indebtedness upon the consummation of the transaction.  As of the acquisition date, Embarq served approximately 5.4 million access lines and 1.5 million high-speed Internet customers located in 18 states.

See Item 1A, Risk Factors, for additional information concerning the acquisition of Embarq.  Additional information about Embarq is included elsewhere herein and in documents that it previously filed with the SEC.  See “Where to find additional information” below.

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

We also acquired approximately 660,000, 490,000 and 650,000 telephone access lines in transactions completed in 1997, 2000 and 2002, respectively, each of which substantially expanded our operations.  The 2002 acquisition of telephone access lines was funded primarily from proceeds received from the sale of substantially all of our wireless operations in August 2002.  In addition, in 2003 we acquired fiber transport assets in the central United States that enabled us to significantly expand our wholesale data transport services.

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

Where to find additional information.    We make available all of our filings with the SEC (including Forms 10-K, 10-Q and 8-K) on our website (www.centurylink.com) as soon as reasonably practicable after we complete such filings with the SEC.  These documents may also be obtained from the SEC’s website at www.sec.gov.  You may obtain copies of Embarq’s previous filings with the SEC from our website or the SEC’s website.  You may obtain copies of Qwest’s SEC filings from Qwest's website or the SEC’s website.

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

In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act’s related regulations.  In addition, during 2010 our chief executive officer certified to the New York Stock Exchange that he was unaware of any violation by us of the New York Stock Exchange’s corporate governance listing standards.

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

Other.  As of December 31, 2010, we had approximately 20,300 employees, of which approximately 6,600 were members of 45 different bargaining units represented by the International Brotherhood of Electrical Workers and the Communications Workers of America.   As of December 31, 2010, five of the union contracts that represent approximately 1,600 employees had expired; however, employees continue to perform their work activities while contract negotiations continue.  An additional 14 union contracts representing approximately 2,500 employees are scheduled to expire in 2011.  We believe that relations with our employees continue to be generally good.  Over the last several years, we announced reductions of our workforce primarily due to (i) progress made on our integration efforts from recent acquisitions (including the recently completed Embarq acquisition); (ii) increased competitive pressures and the loss of access lines over the last several years, and (iii) the elimination of certain customer service personnel due to reduced call volumes.

We were incorporated under Louisiana law in 1968 to serve as a holding company for several telephone companies acquired over the previous 15 to 20 years. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

OPERATIONS

According to published sources, our acquisition of Embarq on July 1, 2009 positioned us as the fourth largest local exchange telephone company in the United States, based on the approximately 6.5 million access lines we served at December 31, 2010, all of which are digitally switched.

Before the Embarq acquisition, (i) CenturyLink provided local exchange telephone services to predominantly rural areas and small to mid-size cities in 25 states and (ii) Embarq provided local exchange telephone services to a wide variety of markets in 18 states, including Las Vegas, Nevada, and the suburbs of Orlando, Florida and several other large U.S. cities.  At the time of the acquisition, the average population density of CenturyLink’s and Embarq’s local exchange markets was 25 and 94 persons per square mile, respectively.  Although the services provided by each company prior to the acquisition were substantially similar, the merger resulted in several important changes to our operations, including:

●
providing services to an expanded number of densely-populated markets, which tend to afford consumers access to a greater range of competitive communications products than less dense markets and exposes the incumbent telephone service provider to higher levels of service terminations;

●	reducing the percentage of our total revenue derived from governmental support programs, which typically focus on disbursing payments to companies operating in less densely-populated areas;

●
expanding and reconfiguring our operating regions to incorporate the Embarq service areas in order to provide day-to-day decision making at the regional level as opposed to Embarq’s prior operating model which operated under a more centralized structure; and

●	offering certain services, such as inmate payphone services, that CenturyLink did not historically provide.

If and when we complete our pending Qwest acquisition, it will result in material changes to our operations, including changes similar to those listed above and changes in our mix of product and service offerings.

The following table lists information (rounded to the nearest thousand lines) regarding our access lines as of December 31, 2010 and December 31, 2009.

	December 31, 2010		December 31, 2009
	Number of	Percent of	Number of	Percent of
State	access lines	access lines	access lines	access lines
Florida	1,234,000	19%	1,352,000	19%
North Carolina	910,000	14	997,000	14
Missouri	516,000	8	548,000	8
Nevada	463,000	7	523,000	7
Ohio	354,000	5	388,000	5
Wisconsin (1)	326,000	5	343,000	5
Virginia	315,000	5	334,000	5
Texas	286,000	4	303,000	4
Pennsylvania	252,000	4	271,000	4
Alabama	237,000	4	254,000	4
Washington	189,000	3	200,000	3
Indiana	172,000	3	186,000	3
Arkansas	170,000	3	182,000	3
Tennessee	162,000	2	176,000	2
Minnesota	133,000	2	144,000	2
New Jersey	130,000	2	145,000	2
Oregon	102,000	2	109,000	2
All other states (2)	553,000	8	584,000	8
	6,504,000	100%	7,039,000	100%
(1)	As of December 31, 2010 and 2009, approximately 43,000 and 45,000, respectively, of these lines were owned and operated by our 89%-owned affiliate.
(2)	Includes all of the remaining 16 states in which we operate, each of which has less than 100,000 access lines served.

    The following table summarizes certain information related to our customer base, operating revenues and capital expenditures for the past five years.  The 2010 and 2009 information includes the impact of the Embarq operations we acquired on July 1, 2009.  Periods subsequent to April 30, 2007 include the impact of the Madison River properties we acquired on April 30, 2007.

	Year ended or as of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Access lines	6,504,000	7,039,000	2,025,000	2,135,000	2,094,000
% Residential	67%	68	73	73	74
% Business	33%	32	27	27	26
Internet customers	2,410,000	2,259,000	683,000	623,000	459,000
% High-speed Internet service	99%	99	94	89	80
% Dial-up service	1%	1	6	11	20

Operating revenues	$7,041,534	4,974,239	2,599,747	2,656,241	2,447,730
Capital expenditures	$863,769	754,544	286,817	326,045	314,071

As discussed further below, during the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  In an attempt to mitigate these declines, we plan to, among other things, continue to (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the FCC, improvements in our infrastructure, or agency or reselling arrangements with other carriers, (iii) provide our special access, broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.  See “Services” and “Regulation and Competition” for additional information.

Services

We derive revenue from providing (i) local exchange and long distance voice telephone services, (ii) data services, including high-speed Internet services, as well as special access and private line services, (iii) wholesale local network access services, and (iv) other related services (as more fully described below). The following table reflects the percentage of operating revenues derived from each of these services:

	2010	2009	2008

Voice	44.6%	43.6	40.1
Data	27.1	24.2	20.2
Network access	15.3	18.6	25.0
Other	13.0	13.6	14.7
	100.0%	100.0	100.0

Voice.  We offer local calling service to residential and business customers within our local service areas, generally for a fixed monthly charge.  While we have achieved significant pricing deregulation over time, the maximum amount that we can charge a customer for local calling services is still largely governed by state and federal regulatory authorities and by our competitors.  We offer a number of enhanced voice services (such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting) to our local exchange customers for an additional monthly fee.  At December 31, 2010, approximately 68% of both our business and residential customers subscribed to one or more enhanced services.  We also offer long distance services to our customers based on either usage or pursuant to flat-rate calling plans.  We anticipate that most of our long distance service will continue to be provided as part of an integrated bundle with our other service offerings, including our local exchange telephone service offering.

Total access lines declined 535,000 (7.6%) during 2010 compared to a decline of 380,000 during 2009 (excluding access lines we acquired from Embarq on July 1, 2009 but including access lines lost in Embarq’s markets following such acquisition).  We believe these declines in the number of access lines were primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Over the last few years, our recently-acquired Embarq markets have experienced higher rates of access line losses than our incumbent markets due principally to such markets being more densely-populated and competitive.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.0% and 7.5% in 2011 (excluding access lines acquired upon consummation of the pending Qwest acquisition and access lines lost in Qwest’s markets following such acquisition).

Data.  We derive our data revenues primarily from monthly recurring charges for providing (i) high-speed Internet access services, which is also referred to as “broadband” data service, (ii) data transmission services over special circuits and private lines, which we market to business customers who require dedicated equipment to transmit large amounts of data between sites, and (iii) switched digital television services.  At December 31, 2010, approximately 92% of our access lines were broadband-enabled and we provided high-speed Internet access services to approximately 2.4 million customers.  During 2010, we added approximately 158,000 high-speed Internet customers.

We offer a range of data services to businesses, long distance carriers, wireless carriers and CLECs.  Our special access data service consists of providing dedicated circuits connecting other carriers’ networks to their customers’ locations, wireless carriers’ cell towers to mobile switching centers, or business customers to our network.  Although the traffic handled through special access facilities may include voice as well as data, we report revenues associated with special access as data revenue.

    In late 2005, we began providing switched digital television service through our own facilities in a limited number of our operating markets.  Currently, we provide these services in LaCrosse, Wisconsin; Columbia, Missouri; Jefferson City, Missouri; Las Vegas, Nevada and Fort Myers, Florida.  The access lines that we serve in these markets represent less than 20% of our total access lines at December 31, 2010.  We incur a sizable amount of start-up costs when we launch our switched digital television service to new markets.  We expect to launch this service to additional markets in the near future.  Should the customer acceptance rate not meet expected levels or the start-up costs exceed our current projections, our results of operations may be more adversely impacted in the future than our current expectations.

Network access.  We derive our network access revenues primarily from (i) providing wholesale services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions; (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms (as described further below under the heading “Regulation and Competition Relating to Incumbent Local Exchange Operations”), (iii) receiving reciprocal compensation from CLECs and wireless service providers for terminating their calls on our networks and (iv) offering certain network facilities and related services to CLECs.  Our revenues for switched access services depend primarily on the level of call volumes.

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

Other.  We derive our “other revenues” principally by (i) providing fiber transport, CLEC and security monitoring services, (ii) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (iii) providing payphone services primarily within our local service territories and at various state and county correctional facilities around the country, (iv) participating in the publication of local telephone directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses, (v) providing network database services and (vi) offering our new services described below under the heading “Recent Product Developments”.  We also provide printing, direct mail services and cable television services.

We sell fiber capacity to other carriers and businesses over a network that encompassed, at December 31, 2010, approximately 13,900 miles of fiber in the central United States.  We began our fiber transport business during 2001 and expanded it by acquiring various fiber transport assets in 2003 and 2007, which enabled us to expand our fiber network business and further reduce our reliance on third-party transport providers.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz wireless spectrum.  Our plan has been to use the spectrum to develop wireless voice and data service capabilities in our markets, built upon LTE (Long-Term Evolution) technology.  The LTE network deployment plans of larger wireless carriers are driving most vendor activity, including the availability of handsets and other end-user devices.  Therefore, we are monitoring their deployment efforts to help shape our plans for moving forward.

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

Recent Product Developments

In late 2010, we signed an agency agreement with DIRECTV that allows us to offer its satellite television service to our residential customers throughout our 33-state service area.  Between 2005 and late 2010, we had a similar arrangement with DISH Network Corporation to offer similar services.

    Pursuant to a five-year agency agreement with Verizon Wireless entered into in late 2010, we plan to market, sell and bill for Verizon wireless voice services under its brand name, primarily to customers who buy these services as part of a bundle including one or more of our other products and services.  Subject to several exceptions, we are prohibited under the agreement from (i) selling any other wireless services in Verizon Wireless’ markets on behalf of a third party and (ii) engaging in certain other competitive activities.

Federal Financing Programs

Some of our telephone subsidiaries receive long-term financing from the Rural Utilities Service, a federal agency that has historically provided long-term financing to telephone companies at relatively attractive interest rates.  For additional information regarding our financings, see our consolidated financial statements included in Item 8 herein.

Sales and Marketing

Following our acquisition of Embarq on July 1, 2009, we began using the trade name “CenturyLink.”  We formally changed our legal name to “CenturyLink, Inc.” in May 2010 upon approval of the name change by our shareholders.  In addition, our satellite television service is offered on a co-branded basis under the “DIRECTV” name.  Our switched digital television service offering is branded under the name “PRISM”.  The wireless service that we plan to offer under our agency agreement with Verizon Wireless will be marketed under the Verizon brand name.

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

Our consumer marketing approach emphasizes customer-oriented sales, marketing and service with a local presence.  We market our products and services primarily through direct sales representatives, local retail stores, telemarketing and third parties.  We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events.  Our business marketing approach includes a commitment to deliver communications solutions that meet existing and future business customer needs through bundles of services and integrated service offerings, focusing on comprehensive customer communications solutions for small businesses to large enterprise customers.

Network Architecture

Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic broadband cables and other equipment.  Our local exchange carrier networks also include central office hosts and remote sites, all with advanced digital switches and operating with licensed software.  Our outside plant consists of transport and distribution delivery networks connecting each of our host central offices to our remote central offices, and ultimately to our customers.  As of December 31, 2010, we maintained over 595,000 miles of copper plant and approximately 73,000 miles of fiber optic plant in our local exchange networks.  Our fiber optic cable is the primary transport technology between our host and remote central offices and interconnection points with other incumbent carriers.  Most of our long distance service is provided through reselling arrangements with other long distance carriers, with the balance being provided directly through CenturyLink’s own switches and network equipment.   All of our satellite television and wireless voice service is provided by other carriers under agency agreements.

In our markets, high-speed Internet-enabled technologies are being deployed to provide significant broadband capacity to our customers.  We continue to expand and enhance the capabilities of our network to offer high-speed Internet service to more customers.  At the end of 2010, approximately 92% of our access lines were capable of providing high-speed Internet service to our customers.

We also maintain networks in connection with providing fiber transport and CLEC services.

Rapid and significant changes in technology are expected in the communications industry.  Our future success will depend, in part, on our ability to anticipate and adapt to technological changes.

Regulation and Competition Relating to Incumbent Local Exchange Operations

General. Traditionally, LECs operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories.  Consequently, most of our intrastate telephone operations have been regulated extensively by various state regulatory agencies (generally called public service commissions or public utility commissions) and our interstate operations have been regulated by the FCC under the Communications Act of 1934.  As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological changes, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We anticipate that these trends toward reduced regulation and increased competition will continue.

The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us.  Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could substantially change the manner in which the communications industry operates and the amount of revenue we receive for our services.  Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time.  The impact of regulatory changes in the communications industry could have a substantial impact on our operations.  See Item 1A of this annual report below.

State regulation.  In recent years, most states have substantially reduced their regulation of ILECs.  Nonetheless, state regulatory commissions generally continue to regulate the local service rates and intrastate access charges of ILECs, and continue to grant and revoke certifications authorizing companies to provide communications services.  State commissions traditionally regulated pricing through “rate of return” regulation that focused on authorized levels of earnings by LECs.  Only a few states (representing a small portion of our access lines) continue to regulate us in this manner.  In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for local services, but relieve us from the requirement to meet certain earnings tests.  In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential service.  In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification, and for bundled services that include local voice service.  State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or reselling our service, and those proceedings can result in reductions in our revenues.

As an ILEC, we generally face “carrier of last resort” obligations which include an ongoing requirement to provide service to all prospective and current customers in our service territories who request service and are willing to pay rates prescribed in our tariffs.  In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers.  Strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return.  In certain cases, we seek to mitigate these risks by receiving regulatory approval to use less costly alternative technologies, such as fixed wireless, or by sharing network construction costs with our customers.  In addition, a few of our states provide relief from these obligations under certain specific circumstances, and in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs.

    We are responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access rate levels in several of our states.  In particular, certain long distance providers have begun to dispute existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or to refuse to pay such rates, based on the contention that tariffed switched access charges should not apply to VoIP originated and terminated traffic.  Although outcomes cannot be determined at this time, we believe our intrastate switched access rate levels are appropriate and we plan to vigorously defend them. If we are required to reduce our intrastate switched access rates as a result of any of these initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services.  However, the amount of such recovery, if any, is not assured.

Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of LECs, (ii) prescribe depreciation rates and certain accounting procedures, (iii) require LECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit LECs’ ability to borrow and establish asset liens (v) regulate transactions between LECs and their affiliates, and (vi) impose various other service standards.

For a discussion of legislative, regulatory and technological changes that have introduced competition into the local exchange industry, see “Developments Affecting Competition.”

Federal regulation. Our telephone subsidiaries are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act to promote competition.

The FCC regulates interstate services provided by our telephone subsidiaries primarily by regulating the interstate access charges that we bill to long distance companies, other communications companies and end users for use of our network in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC has prescribed certain rules and regulations for telephone companies, including a uniform system of accounts and rules regarding the separation of costs between jurisdictions and, ultimately, between interstate services.  In addition, the FCC has responsibility for maintaining and administering the federal Universal Service Fund, or USF.  LECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses.  The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

The FCC requires price-cap regulation of interstate access rates for the Regional Bell Operating Companies, and permits it for all other LECs. Under price-cap regulation, limits imposed on a company’s interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.  On July 1, 2009, we converted substantially all of our remaining rate-of-return study areas to price cap regulation.  In addition, all of the properties we acquired from Embarq operate under price- cap regulation.

The FCC is currently reviewing the rates and terms under which ILECs provide special access services.  The FCC is also reviewing requests by some other carriers to order reductions in some or all ILECs’ rates for special access services.  It is uncertain whether or how the FCC might order changes in how special access services are regulated, or in the rates ILECs are able to charge for them.  If the FCC were to adopt significant changes in regulations affecting special access services, the proceeding could have an impact on our provision and pricing of special access services.

Beginning in 2003, the FCC initiated a series of broad intercarrier compensation proceedings designed to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic.  In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation.  Most recently, on February 8, 2011, the FCC sought comments from the public on proposals designed to lower intercarrier compensation rates.  The ultimate outcome of the FCC’s intercarrier compensation proceedings could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the USF.  As discussed further in Item 1A of this annual report, these changes could substantially reduce the amount of revenues we receive with respect to various services.

As part of the American Recovery and Reinvestment Act of 2009 (the “Recovery Act”), in early 2010 the FCC released its National Broadband Plan, which is the FCC’s framework to develop a comprehensive plan over the next decade for broadband deployment, intercarrier compensation reform and regulatory reform initiatives such as reformation of the USF high cost support fund.  As originally proposed, the Plan is likely to reduce our USF support and network access revenues over a reasonable transition period.  Since releasing the Plan, the FCC has undertaken various studies and solicited public input on a variety of issues, including its proposal to replace the current legacy USF high cost support fund with a new fund to support the provision of broadband services in areas that are unserved or underserved.  Our markets that meet the unserved or underserved criteria may be recipients of USF to advance broadband deployment.  The Plan is a blueprint at this time and is subject to change as a result of public input, Congressional action or further regulatory action. Given the relatively early stages of the FCC’s proceedings, we cannot predict the ultimate outcome nor can we be assured that such Plan will not have a material adverse effect on us or our industry in the future.

The Recovery Act also includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies.  The programs implemented by the two agencies are expected to provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives.  This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums.  We have not applied for funding under the Recovery Act programs.  The participation of other parties in these programs could increase competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas.  We cannot at this time estimate the impact these programs may have on our operations.

For several years, we have been working with other carriers to develop proposals that would advance universal broadband deployment while reforming intercarrier compensation and universal service funding at the same time and we plan to continue these efforts.  We cannot predict what part, if any, of these proposals will ultimately be adopted.

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

Universal service support fund and related matters. A number of our telephone subsidiaries recover a portion of their costs from the federal USF and from similar state “universal support” mechanisms, which receive their funding from fees charged to interexchange carriers and LECs.  Disbursements from these programs traditionally have focused principally on allowing LECs serving small communities and rural areas to provide communications services on terms and at prices reasonably comparable to those available in urban areas.  However, use of universal service funding for other social policy goals continues to grow and to exert pressure on the size of the fund and the contribution rate.

During 2010, we received approximately $430.6 million (which includes a full year of receipts related to our Embarq properties acquired July 1, 2009) of receipts from federal and state universal service programs as compared to $384.9 million in 2009 (which only includes a half year of receipts related to our Embarq properties).  Such amounts represented approximately 6.1% and 7.7% of our 2010 and 2009 total operating revenues, respectively.  A significant portion of our payments have varied over time based on our average cost to serve customers compared to national cost averages.  Under the USF High Cost Loop program, which is the USF’s principal program from which we received $109.3 million in 2010, our payments from the USF will decrease if national average costs per loop increase at a rate greater than our average cost per loop.  Excluding the effects of the additional six months of receipts recorded in 2010 as compared to 2009 due to the July 1, 2009 Embarq acquisition, our revenues from the USF High Cost Loop program decreased in 2010 compared to 2009.  We anticipate that such revenues will continue to decline in 2011.  See Items 1A and 7 of this annual report for more information.

Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years.  Since May 2001, the FCC has administered its existing universal service support programs for rural telephone companies based on embedded, or historical, costs.  The FCC, in April 2010, proposed to replace the USF with a broadband “Connect America” fund that would modernize the current “voice only” funding mechanism and direct funding away from local voice services to advance broadband deployment in areas unserved or underserved by broadband communications, and in February 2011 sought public comments regarding creating this new broadband fund.

Universal service funds available to ILECs are currently available to local competitors that (i) certify they will serve all customers in a study area, (ii) offer nine core services, and (iii) qualify as an “eligible telecommunications carrier.”  Wireless and other competitive service providers continue to seek to qualify to receive USF funds although funding for these carriers is undergoing reform.  This trend, coupled with changes in usage of telecommunications services, has placed stress on the funding mechanism of the USF, which is subject to annual caps on disbursements.  As a result of these developments, there is no assurance that sufficient funds will be available to provide funding to all eligible telecommunications carriers.

    Over the past few years, each of the FCC, Universal Service Administrative Company (“USAC”) and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000, and in July 2009 we received a second subpoena requesting information about our participation in the E-rate program for Wisconsin schools and libraries since 2004.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and all USAC audits are finalized with no material issued reported regarding our participation in the USF program.  During 2010, USAC moved from the audit process to a Payment Quality Assessment (“PQA”) program.  We continue to receive and respond to these PQAs and to date no material issues have been identified.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.

In 2004, the FCC mandated changes in the administration of the universal service programs that temporarily suspended the disbursement of funds under the USF’s E-rate program (for service to Schools and Libraries), and, more significantly, created uncertainty regarding whether these administrative changes could similarly delay the disbursement of funds to ILECs from the Universal Service High Cost Loop support program.  Congress has passed bills in recent years granting successive one-year exemptions from the federal law that impacted the E-rate program, including a bill extending the exemption through December 31, 2011.  Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

Several states in which we operate have established their own universal service programs.  In 2010, we received support totaling approximately $118.9 million from various state universal service programs (or approximately 27.6% of our total federal and state support payments), with the largest amounts received in Texas, Louisiana and Kansas.  Several states have recently implemented and expanded state universal service programs and several are currently reviewing their state universal service fund programs, which could change the support we receive.

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

Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services.  This trend is more pronounced among residential customers, which comprise 67% of our access line customers.  We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services.  Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider.  We believe that our new agency agreement with Verizon Wireless may assist us in retaining customers by enabling us to offer Verizon Wireless service as part of our service bundles.  Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services.  Moreover, the growing prevalence of electronic mail, text messaging, social networking, and similar digital communications continues to reduce the demand for traditional landline voice services.

The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC’s network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC’s network.  In addition, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory “unbundled” access to all aspects of the ILEC’s network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the ILEC’s property, or provide virtual collocation if physical collocation is not practicable.  Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

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

Technological developments have led to the development of new services that compete with traditional ILEC services.  Technological improvements have enabled cable television companies to provide traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  As of December 31, 2010, we believe that approximately 70% of our access lines faced competition from cable voice offerings.

Improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers frequently offer features that cannot readily be provided by traditional ILECs and may price their services at or below those prices currently charged for traditional local and long distance telephone services for several reasons, including lower operating costs and regulatory advantages.  Although over the past several years the FCC has increasingly subjected portions of VoIP operations to federal regulation, VoIP services currently operate under fewer regulatory constraints than LEC services.  For all these reasons, we cannot assure you that VoIP providers will not successfully compete for our customers.

In December 2010, the FCC adopted an order imposing “network neutrality” rules that it believes will preserve the openness of the Internet.  The rules apply to all providers of wireline broadband Internet access services, and, to a lesser extent, providers of wireless broadband Internet access services.  The rules do not apply to providers of applications, content or other services.  The order provides that (i) wireline broadband providers may not block lawful traffic, applications, services or non-harmful devices, subject to reasonable network management practices, (ii) wireless broadband providers may not block lawful websites and competing voice and video telephony services, subject to reasonable network management practices, (iii) wireline broadband providers may not engage in “unreasonable discrimination,” and (iv) all wireline or wireless broadband providers must disclose their network management practices, performance and commercial terms.  The order indicates that broadband providers can price their services based on usage, subject to continued FCC oversight.  Assuming the order is not overturned, amended or stayed by the U.S. Congress or the courts, we believe the impact of the order on us may depend in part on how the order is implemented by the FCC and interpreted by the courts.

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

Similar to us, many cable, technology or other communications companies that previously offered a limited range of services are now offering diversified bundles of services, either through their own networks, reselling arrangements or joint ventures.  As such, a growing number of companies are competing to serve the communications needs of the same customer base.   Such activities will continue to place downward pressure on the demand for our access lines and the pricing of our services.

In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors.  These systems are capable of originating or terminating calls without use of the ILECs’ networks or switching services.  Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs’ local networks, either partially or completely, through various means, including the provision of special access or independent switching services and the concentration of telecommunications traffic on a few of the ILECs’ access lines.  We anticipate that all these trends will continue and lead to decreased use of our networks.

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

Exclusive of acquisitions, we expect our operating revenues in 2011 to decline as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   We expect such declines to be partially offset primarily due to increased demand for our high-speed Internet service offering and special access services.

Regulation and Competition Relating to Other Operations

Long Distance Operations.  We offer intra-LATA, intrastate and interstate long distance voice services.  State public service commissions generally regulate intra-LATA toll calls within the same LATA and inter-LATA toll calls between different LATAs located in the same state.  Federal regulators have jurisdiction over interstate toll calls.  Recent state regulatory changes have increased competition to provide intra-LATA toll services in our local exchange markets.  Competition for intrastate and interstate long distance services has been intense for several years, and focuses primarily on price and pricing plans, and secondarily on customer service, reliability and communications quality.  Our principal competitors for providing long distance services include wireless companies offering attractively-priced calling plans, as well as large national carriers, regional phone companies, cable companies and dial-around resellers.  Technological substitutions, including VoIP, text messaging and electronic mail, have further reduced demand for traditional long distance voice services.  To counter such competition, we now offer unlimited long distance calling plans.

Data Operations.  In connection with our data business, we face competition from Internet service providers, satellite companies and cable companies which use wired or wireless technologies to offer high-speed broadband services.  As of December 31, 2010, we believe approximately 85% of our local exchange markets were overlapped by cable systems offering data services competitive with ours.  Many of these competitors offer content or other features that we cannot match.   Moreover, many of these providers have traditionally been subject to less rigorous regulatory scrutiny than our subsidiaries, a trend that was recently reaffirmed when the FCC issued in December 2010 “network neutrality” rules that regulate mobile broadband operators less rigorously than our wireline providers.  Additionally, the federal broadband stimulus programs discussed above could result in greater competition in some of our markets.  During 2006, all of CenturyLink’s and Embarq’s operating companies elected to either deregulate or detariff their high-speed Internet services, which decreased regulatory oversight and increased our retail pricing flexibility.

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

CLEC Operations.  Competitive local exchange carriers are subject to certain reporting and other regulatory requirements imposed by the FCC and state public service commissions, although the degree of regulation is much less substantial than that imposed on ILECs operating in the same markets.  Local governments also frequently require competitive local exchange carriers to obtain licenses or franchises regulating the use of rights-of-way necessary to install and operate their networks.  In each of our limited number of CLEC markets, we face competition from the ILEC, which traditionally has long-standing relationships with its customers.  Over time, we may also face competition from one or more other CLECs, or from other communications providers who can provide comparable services.

Other Operations.  Similar to our CLEC business, we may be required to obtain licenses or franchises to enter new markets for our switched digital television and wireless broadband services, which could delay our rollout of these offerings.  Both the video and wireless broadband markets have been highly competitive in recent years.  In particular, television service providers have recently had to compete against Internet video services, some of which are free.  This development could constrain our ability to attract and retain paying customers for our switched digital television service offering.  In reselling Verizon Wireless services, we compete with national and regional wireless carriers, as well as other sales agents and resellers.

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

Patents, Trademarks and Licenses

We own several patents, patent applications, trade names, service marks and trademarks in the U.S., including our “CenturyLink” and “PRISM” brand names.  Our services often use the intellectual property of others, including licensed software.  We occasionally license our intellectual property to others.

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

OTHER DEVELOPMENTS OR MATTERS

In recent years, our board of directors has approved various stock repurchase programs under which we have repurchased approximately $401.0 million, $186.7 million, $437.5 million, $1.028 billion and $503.9 million of our shares under separate repurchase programs approved in February 2004, February 2005, May 2005, February 2006 and August 2007, respectively.  For additional information, see “Liquidity and Capital Resources” included in Item 7 of this annual report.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share and in February 2010 our board further increased our quarterly dividend to $.725 per share.  See “Risk Factors” below for additional information regarding our current dividend practice.

For additional information concerning our business and properties, see Items 2 and 7 elsewhere herein, and the Consolidated Financial Statements and Notes 2, 3, 5, 6 and 18 thereto set forth in Item 8 elsewhere herein.

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

As a result of various technological, regulatory and other changes, the telecommunications industry has become increasingly competitive.  We face competition from (i) wireless telephone services, which is expected to increase as wireless providers continue to expand and improve their network coverage and offer enhanced services, (ii) cable television operators, (iii) CLECs, (iv) VoIP and broadband service providers, (v) alternative networks or non-carrier systems designed to reduce demand for our switching or access services and (vi) resellers, sales agents and facilities-based providers that either use their own networks or lease parts of our networks.  Over time, we expect to face additional local exchange competition from electric utilities, satellite communications providers and municipalities.  The recent proliferation of companies offering integrated service offerings has intensified competition in Internet, long distance and data services markets, and we expect that competition will further intensify in these markets.

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

Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources substantially greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content services or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

Changes in technology could harm us.

The communications industry is experiencing significant technological changes, particularly in the areas of VoIP, data and video transmission and electronic and wireless communications.  The growing prevalence of electronic mail and other non-voice communications continues to reduce demand for many of our products and services.  Other changes in technology could result in the development of additional products or services that compete with or displace those offered by ILECs, or that enable current customers to reduce or bypass use of our networks.  Some of our competitors may enjoy network advantages that will enable them to provide services that have a greater market acceptance than ours.  Technological change could also require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently.  We cannot predict with certainty which technological changes will provide the greatest threat to our competitive position.  We may not be able to obtain timely access to new technology on satisfactory terms or incorporate new technology into our systems in a cost effective manner, or at all.  If we cannot develop new products to keep pace with technological advances, or if such products are not widely embraced by our customers, we could be adversely impacted.

We cannot assure you that our diversification efforts will be successful.

The telephone industry has recently experienced a decline in access lines and intrastate minutes of use, which, coupled with the other changes resulting from competitive, technological and regulatory developments, could materially adversely affect our core business and future prospects.  As explained in greater detail elsewhere in this Annual Report on Form 10-K, our access lines (excluding the effect of acquisitions) have decreased over the last several years, and we expect this trend to continue.  We have also earned less network access revenues in recent years due to reductions in access rates and minutes of use (partially due to the displacement of minutes of use by wireless, electronic mail, text messaging, arbitrage and other optional calling services).  We believe that our access rates and minutes of use will continue to decline, although the magnitude of such decrease is uncertain.

Recently, we broadened the scope of our service bundles by offering satellite television provided by DIRECTV and wireless voice services provided by Verizon Wireless.  As noted in further detail below, our reliance on other companies and their networks to provide these services could constrain our flexibility and limit the profitability of these new offerings.  We also provide facilities-based digital video services to select markets and may initiate other new service or product offerings in the future.  We anticipate that these new offerings will generate lower profit margins than many of our traditional services.  Moreover, our new product or service offerings could be constrained by intellectual property rights held by others, or could subject us to the risk of infringement claims brought against us by others.  For these and other reasons, we cannot assure you that our recent or future diversification efforts will be successful.

Future deterioration in our financial performance could adversely impact our credit ratings, our cost of capital and our access to the capital markets.

Our ability to attract more customers or expand our services may be constrained.

To partially offset the loss of revenues from declining access lines, we have relied over the past several years upon growth in the number of customers subscribing to our long distance, broadband and enhanced telephone service offerings.  As increasing numbers of our existing or potential customers have subscribed to these services over the past several years, the growth rate in our revenues derived therefrom has slowed.  We expect this trend to continue as we increasingly saturate our markets with these services.

Weakness in the economy and capital markets may adversely affect our future results of operations.

To date, we have not been materially impacted by weaknesses in the credit markets over the past few years; however, these weaknesses may negatively impact our operations in the future if overall borrowing rates increase.  In addition, if the economy and credit markets continue to remain weak, it may impact our ability to collect our receivables.  This weakness may also cause our customers to reduce or terminate their receipt of service offerings from us.  Economic weakness could also negatively affect our vendors.  We cannot predict with certainty the impact to us of any further weakness in the overall economy and credit markets.

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

Our future results will suffer if we do not effectively adjust to changes in our business, and will further suffer if we do not effectively manage our expanded operations.

The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills.  Our acquisition of Embarq also significantly changed the composition of our markets and product mix, and completion of the pending Qwest merger would result in similar changes.  Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills.

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

To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network.  Some of the risks to our network and infrastructure include:

•	breaches of security, including sabotage, tampering, computer viruses and break-ins

•	power losses or physical damage, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

•	capacity limitations

•	software and hardware defects or malfunctions, and

•	other disruptions that are beyond our control.

Disruptions or system failures may cause interruptions in service or reduced capacity for customers.  If service is not restored in a timely manner, agreements with our customers or service standards set by state regulatory commissions could obligate us to provide credits or other remedies.  If network security is breached, confidential information of our customers or others could be lost or misappropriated, and we may be required to expend additional resources modifying network security to remediate vulnerabilities.  The occurrence of any disruption or system failure may result in a loss of business, increase expenses, damage our reputation, subject us to additional regulatory scrutiny or expose us to litigation and possible financial losses, any of which could have a material adverse effect on our results of operations and financial condition.

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

The capacity, reliability and security of our internal information technology hardware and software infrastructure (including our billing systems) are important to the operation of our current business, which would suffer in the event of system failures.  Likewise, our ability to expand and update our information technology infrastructure in response to our growth and changing needs is important to the continued implementation of our new service offering initiatives.  Our inability to expand or upgrade our technology infrastructure could have adverse consequences, which could include the delayed implementation of new service offerings, increased acquisition integration costs, service or billing interruptions, and the diversion of development resources.

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

From time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services.  If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services, including IP-based offerings, may be restricted, made more costly or delayed.  Our inability to implement IP-based or other new offerings on a cost-effective basis could impair our ability to successfully meet increasing competition from companies offering voice or integrated communications services.  Our inability to deploy new technologies could also prevent us from successfully diversifying, modifying or bundling our service offerings and result in accelerated loss of access lines and revenues or otherwise adversely affect our business and profitability.

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

In addition, we rely on rights-of-way, collocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on their respective properties.  If any of these authorizations terminate or lapse, our operations could be adversely affected.

We depend on key members of our senior management team.

Our success depends largely on the skills, experience and performance of a limited number of senior officers.  Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations.  For a discussion of similar retention concerns relating to the Embarq merger and the pending Qwest merger, please see the risks described below under the headings “– Risks Related to our Acquisition of Embarq on July 1, 2009” and “ – Risks Relating to Our Pending Acquisition of Qwest.”

We could be affected by certain changes in labor matters.

A substantial number of our employees are members of various bargaining units represented by two different unions.  From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements.  We cannot predict the outcome of these negotiations.  We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services.  In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future.  To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes.  In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

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

The Qwest merger agreement may require us to accept conditions from these regulators that could adversely impact the combined company without us having the right to refuse to close the merger on the basis of those regulatory conditions.  We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not materially adversely effect us following the merger.  In addition, we can provide no assurance that these conditions will not result in the abandonment of the merger.

Failure to complete the Qwest merger could negatively impact us.

If the merger is not completed, our ongoing businesses may be adversely affected and we will be subject to several risks, including the following:

•	breaches of security, including sabotage, tampering, computer viruses and break-ins

•	power losses or physical damage, whether caused by fire, adverse weather conditions (including those described immediately below), terrorism or otherwise

•	capacity limitations

•	software and hardware defects or malfunctions, and

•	other disruptions that are beyond our control.

in each case, without realizing any of the benefits of having the merger completed.

The Qwest merger agreement contains provisions that could discourage a potential acquirer of CenturyLink or could result in any proposal being at a lower price than it might otherwise be.

The merger agreement contains “no shop” provisions that restrict our ability to solicit, encourage, facilitate or discuss third-party proposals to acquire all or a significant part of CenturyLink.  This and other provisions in the Qwest merger agreement could discourage a potential acquirer that might have an interest in acquiring all or a significant part of CenturyLink from considering or proposing that acquisition, or might result in a potential acquirer proposing to pay a lower price than it might otherwise have proposed to pay.

The pendency of the Qwest merger could adversely affect our business and operations.

In connection with the pending Qwest merger, some of our customers or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed.  Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger.  In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.

We expect to incur substantial expenses related to the Qwest merger.

We expect to incur substantial expenses in connection with completing the Qwest merger and integrating Qwest’s business, operations, networks, systems, technologies, policies and procedures of Qwest with ours.  There are a large number of systems that must be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance.  While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Moreover, we expect to commence these integration initiatives before we have completed a similar integration of our business with the business of Embarq, acquired in 2009, which could cause both of these integration initiatives to be delayed or rendered more costly or disruptive than would otherwise be the case.  Due to these factors, we expect the transaction and integration expenses associated with the Qwest merger to exceed in the near term our anticipated post-merger integration savings resulting from the elimination of duplicative expenses and the realization of economies of scale, many of which cannot be attained until several months or years after the merger.  As a result of these expenses, we expect to take charges against our earnings before and after the completion of the merger.  The charges taken after the merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

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

The Qwest merger involves the combination of two companies which currently operate as independent public companies.  The combined company will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

•
the inability to successfully combine our business and Qwest’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the merger, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the merger not being realized partly or wholly in the time frame currently anticipated or at all;

•	lost sales as a result of customers of either of the two companies deciding not to do business with the combined company;

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

•	the failure to retain key employees of either of the two companies, some of whom could be critical to integrating the companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the merger; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

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

Following the Qwest merger, we will conduct branding or rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.

Prior to the merger, each of us will each continue to market our respective products and services using the “CenturyLink” and “Qwest” brand names and logos.  Following the merger, our Board of Directors has approved “CenturyLink” as the name and brand for the combined company.  As a result, we expect to incur substantial capital and other costs in rebranding the CenturyLink name in those markets that previously used the Qwest name.  The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

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

Qwest is a party to certain agreements that give the counterparty a right to terminate the agreement following a “change in control” of Qwest.  Under most such agreements, the Qwest merger will constitute a change in control of Qwest and therefore the counterparty may terminate the agreement upon the closing of the merger.  Qwest has agreements subject to such termination provisions with significant customers, major suppliers and service providers.  In addition, certain Qwest customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience, which would allow the customer to terminate its contract before, at or after the closing of the merger.  Any such counterparty may request modifications of their respective agreements as a condition to their agreement not to terminate.  There is no assurance that such agreements will not be terminated, that any such terminations will not result in a material adverse effect, or that any modifications of such agreements to avoid termination will not result in a material adverse effect.

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

As of December 31, 2010, Qwest had $5.6 billion of net operating losses, or NOLs, which for federal income tax purposes can be used to offset future taxable income, subject to certain limitations under Section 382 of the Internal Revenue Code and related regulations.  Our ability to use these NOLs following the Qwest merger may be further limited by Section 382 if Qwest is deemed to undergo an ownership change as a result of the merger or we are deemed to undergo an ownership change following the merger, either of which could potentially restrict use of a material portion of the NOLs.  Determining the limitations under Section 382 is technical and highly complex.  As a result, we cannot assure you that we will be able to use the NOLs after the merger in the amounts we project.

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

Upon completion of the Embarq merger, we changed our brand name to CenturyLink.  We have incurred substantial capital and operating costs in re-branding our products and services.  There is no assurance that we will be able to achieve name recognition or status under our new brand that is comparable to the recognition and status previously enjoyed.  The failure of these initiatives could adversely affect our ability to attract and retain customers after the merger, resulting in reduced revenues.

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

Upon consummating the merger, Embarq became our wholly-owned subsidiary and remains responsible for all of its pre-closing contingent liabilities, including Embarq’s previously-disclosed tax sharing, retiree benefit litigation and environmental risks.  Embarq also remains responsible for benefits under its existing qualified defined benefit pension plan, which as of December 31, 2010 was in an underfunded position.  If any of these matters give rise to material liabilities, our consolidated operating results or financial position will be negatively affected.  Additional information regarding these risks is available in (i) Items 3 and 8 of this Annual Report on Form 10-K and (ii) the periodic reports filed by Embarq with the SEC through the date of the merger.

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

Risk of loss or reduction of network access charge revenues or support fund payments.  A significant portion of our revenues is derived from switched or special access charge revenues that are paid to us by other carriers based largely on rates set by federal and state regulatory bodies.  Interexchange carriers have filed complaints in various forums requesting reductions in our access rates.  In addition, several long distance providers have begun disputing amounts owed to us for carrying VoIP traffic, or refusing to pay such amounts.  Several state public service commissions are investigating intrastate access rates and the ultimate outcome and impact of such investigations are uncertain.

The FCC regulates tariffs for interstate switched access, special access and subscriber line charges, all of which are components of our revenue.  The FCC has been considering comprehensive reform of its intercarrier compensation rules for several years, including proposals included in its recently-released National Broadband Plan that, as proposed, are likely to reduce network access payments.  Any reform eventually adopted by the FCC will likely involve significant changes in the current access charge system and could potentially result in a significant decrease or elimination of access charges altogether.  In addition, we could be harmed if carriers that use our access services become financially distressed or bypass our networks, either due to changes in regulation or other factors.  Action or inaction by the FCC on intercarrier compensation could lead to disputes with other carriers that delay or prevent us from collecting the full amount of our established access charges.

The FCC and Congress may take actions that would impact our video programming access and pricing, which could adversely affect our ability to continue to expand our video business and our competitive position in our existing video markets.

We receive revenues from the USF, and, to a lesser extent, intrastate support funds.  These governmental programs are reviewed and amended from time to time, and we cannot provide assurance that they will not be changed or impacted in a manner adverse to us.  Over the past few years, high cost support fund payments to our operating subsidiaries have decreased due to increases in the nationwide average cost per loop factor used to determine payments to program participants, as well as declines in the overall size of the high cost support fund.  In addition, the number of eligible telecommunications carriers receiving support payments from this program has increased substantially in recent years, which, coupled with other factors, has placed additional financial pressure on the amount of money that is available to provide support payments to all eligible recipients, including us.  For several years, the FCC and others have considered comprehensive reforms of the federal USF contribution and distribution rules.  In April 2010, the FCC proposed to replace the USF with a broadband “Connect America” fund, the impact of which on us is currently unclear.

The FCC’s National Broadband Plan released on March 16, 2010 seeks comprehensive changes in federal communications regulations and programs that could, among other things, reduce or eliminate USF and access revenues for our local exchange companies.  We cannot predict the ultimate outcome of this plan or provide any assurances that its implementation will not have a material adverse effect on our business, operating results or financial condition.

Risks posed by state regulations.  We are also subject to the authority of state regulatory commissions which have the power to regulate intrastate rates and services, including local, in-state long-distance and network access services.  Under certain circumstances, our ILECs could be ordered to reduce rates or could experience rate reductions following the lapse of regulatory plans currently in effect.  Our business could also be materially adversely affected by the adoption of new laws, policies and regulations or changes to existing state regulations.  In particular, we cannot assure you that we will succeed in obtaining or maintaining all requisite state regulatory approvals for our operations without the imposition of adverse conditions on our business that impose additional costs or limit our revenues.

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

The Telecommunications Act of 1996 fundamentally changed the communications industry, and resulted in increased competition among service providers.  This Act and the FCC’s implementing regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect the legislation will ultimately have on us and our competitors.  Several regulatory and judicial proceedings addressing communications issues have recently concluded, are underway or may soon be commenced.  Moreover, certain communities nationwide have expressed an interest in establishing municipal telephone utilities that would compete for customers.  Finally, we could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC’s above-described National Broadband Plan; (iii) new “network neutrality” rules and; (iv) the proposed broadband “Connect America” replacement support fund.

We are subject to significant regulations that limit our flexibility.

As a diversified full service ILEC, we have traditionally been subject to significant regulation that does not apply to many of our competitors.  For instance, unlike many of our competitors, we are subject to federal mandates to share facilities, file and justify tariffs, maintain certain accounts and file reports, and state requirements that obligate us to offer service to all eligible customers in our service territories, require us to maintain service standards and limit our ability to change tariffs in a timely manner.  This regulation imposes substantial compliance costs on us and restricts our ability to change rates, to compete and to respond rapidly to changing industry conditions.  Although newer alternative forms of regulation permit us greater freedoms in several states in which we operate, they nonetheless typically impose caps on the rates that we can charge our customers.  As our business becomes increasingly competitive, regulatory disparities between us and our competitors could impede our ability to compete.  Litigation and different objectives among federal and state regulators could create uncertainty and impede our ability to respond to new regulations.  Moreover, changes in tax laws, regulations or policies could increase our tax rates, particularly if state regulators continue to search for additional revenue sources to address budget shortfalls.  We are unable to predict the future actions of the various regulatory bodies that govern us, but such actions could materially affect our business.

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

Our current or prior operations could subject us to liabilities under laws governing the environment, health and safety.

Our operations are subject to a variety of environmental, safety, health and other governmental regulations.  We monitor our compliance with federal, state and local regulations governing the use, discharge and disposal of hazardous and environmentally sensitive materials.  Although we believe that we are in compliance with these regulations, the current or prior use, discharge or disposal of these materials by us or companies we have acquired could expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

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

In connection with executing our business strategies following the Qwest merger, we expect to continue to evaluate the possibility of acquiring additional communications assets and making strategic investments, and we may elect to finance future acquisitions by incurring additional indebtedness.  Moreover, to respond to competitive challenges, we may be required to raise substantial additional capital to finance new product or service offerings.  Other events that are currently unforeseen, such as higher than expected cash contributions to our benefit plans or significant payments arising out of the matters discussed in Items 1A or 3 of this annual report, could also require us to obtain additional financing or investigate other methods to generate cash.  Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control.  We cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all.  If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

Adverse changes in the value of assets or obligations associated with our employee benefit plans could negatively impact our financial results or financial position.

We maintain one or more qualified pension plans, non-qualified pension plans and post-retirement benefit plans, several of which are currently underfunded.  Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in the benefit obligations under these plans or a significant decrease in the value of plan assets.  With respect to our qualified pension plans, adverse changes could require us to contribute a material amount of cash to the plans or could accelerate the timing of any required cash payments.  The process of calculating benefit obligations is complex.  The amount of required contributions to these plans in future years will depend on earnings on investments, prevailing discount rates, changes in the plans and funding laws and regulations.  Any future material cash contributions could have a negative impact on our financial results or financial position.

We have a significant amount of goodwill and other intangible assets on our balance sheet.  If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders’ equity.

Under generally accepted accounting principles, intangible assets are reviewed for impairment on an annual basis or more frequently whenever events or circumstances indicate that its carrying value may not be recoverable.  If our intangible assets are determined to be impaired in the future, we may be required to record a significant, non-cash charge to earnings during the period in which the impairment is determined.

We cannot assure you that we will be able to continue paying dividends at the current rate.

Based on current circumstances, we plan to continue our current dividend practices.  However, you should be aware that these practices are subject to change for reasons that may include any of the following factors:

•	we may not have enough cash to pay such dividends due to changes in our cash requirements, capital spending plans, cash flows or financial position;

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

As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments.  As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt.  Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to limited exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments.  Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us.  Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors.  The notes to our consolidated financial statements included in this Annual Report on Form 10-K describe these matters in additional detail.

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes.  For a discussion of our critical accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Item 7 of this annual report.  If future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

Taxing authorities may determine we owe additional taxes relating to various matters, which could adversely affect our financial results.

As a significant taxpayer, we are subject to frequent and regular audits and examinations by the Internal Revenue Service, as well as state and local tax authorities.  These tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements.  Because the ultimate outcomes of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

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

We face other risks.

The list of risks above is not exhaustive, and you should be aware that we face various other risks discussed in this or other reports, proxy statements or documents filed by us with the SEC.

Cautionary Statements Regarding Forward-Looking Statements

This report and other documents filed by us under the federal securities laws include, and future oral or written statements or press releases by us and our management may include, certain forward-looking statements relating to CenturyLink or Qwest, the operations of either such company or our pending acquisition of Qwest, including without limitation statements with respect to CenturyLink’s or Qwest’s anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, merger synergies, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing opportunities and sources (including the impact of financings on our financial position, financial performance or credit ratings), pricing plans, strategic alternatives, business strategies, and other similar statements of expectations or objectives or accompanying statements of assumptions that are highlighted by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “hopes,” “likely,” “should,” “could,” and “may,” and variations thereof and similar expressions.  Such forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control.  These forward-looking statements, and the assumptions upon which such statements are based, are inherently speculative and are subject to uncertainties that could cause our actual results to differ materially from such statements.  Anticipated events may not occur and the actual results or performance of CenturyLink or Qwest may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could impact the actual results of CenturyLink or Qwest include but are not limited to:

•
the extent, timing, success and overall effects of competition from wireless carriers, VoIP and broadband providers, CLECs, cable television companies and others, including without limitation the risks that these competitors may offer less expensive or more innovative products and services;

•	the risks inherent in rapid technological change, including without limitation the risk that new technologies will displace our products and services;

•
the effects of ongoing changes in the regulation of the communications industry, including without limitation (i) increased competition resulting from regulatory changes, (ii) the final outcome of various federal, state and local regulatory initiatives, disputes and proceedings that could impact our competitive position, revenues, compliance costs, capital expenditures or prospects, (iii) the effect of the National Broadband Plan, (iv) the reduction or elimination of revenues received from the federal Universal Service Fund or other current or future federal and state support programs designed to compensate communications companies operating in high-cost markets, (v) changes in the regulatory treatment of VoIP traffic, and (vi) changes in the regulation of special access;

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

•
possible changes in the demand for, or pricing of, our products and services, including without limitation reduced demand for our traditional telephone or access services caused by greater use of wireless, electronic mail or Internet communications, or other factors;

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

•	the lack of assurance that we can compete effectively against better-capitalized competitors;

•	the impact of equipment failure, including potential network disruptions;

•	declines in the value of our business that result in non-cash earnings charges for goodwill impairment;

•	general worldwide economic conditions and related uncertainties;

•	the effects of adverse weather on our customers or properties;

•	other risks referenced in this report and from time to time in our other filings with the SEC;

•	the effects of more general factors, including without limitation:

•	changes in general industry and market conditions and growth rates

•	changes in labor conditions, including workforce levels and labor costs

•	changes in interest rates or other general national, regional or local economic conditions

•	changes in legislation, regulation or public policy, including changes that increase our tax rate

•	increases in capital, operating, medical, pension or administrative costs, or the impact of new business opportunities requiring significant up-front investments

•	changes in our relationships with vendors, or the failure of these vendors to provide competitive products on a timely basis

•	failures in our internal controls that could result in inaccurate public disclosures or fraud

•	changes in our debt ratings

•	unfavorable outcomes of regulatory proceedings and investigations, including rate proceedings and tax audits

•	losses or unfavorable returns on our investments in other communications companies

•	delays in the construction of our networks

•	changes in accounting policies, assumptions, estimates or practices adopted voluntarily or as required by generally accepted accounting principles.

For additional information, see the risk factors listed above in this report and the description of our business included as Item 1 of this Annual Report on Form 10-K.  Due to these uncertainties, we cannot assure you that our anticipated results will occur, that our judgments or assumptions will prove correct, or that unforeseen developments will not occur.  Accordingly, you are cautioned not to place undue reliance upon any of our forward-looking statements, which speak only as of the date made.  Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results.  We undertake no obligation to update or revise any of our forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise.

Any information about our intentions contained in this annual report is a statement of our intentions as of the date of this document and is based upon, among other things, the regulatory, industry, competitive, economic and market conditions as of such date, as well as various of our assumptions at such time.  We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

Our properties consist principally of telephone lines, central office equipment, and land and buildings related to telephone operations. As of December 31, 2010 and 2009, our gross property, plant and equipment of approximately $16.3 billion and $15.6 billion, respectively, consisted of the following:

	December 31,
	2010	2009

Cable and wire	50.2%	52.3
Central office	31.1	29.6
General support	13.5	12.0
Fiber transport	2.3	2.2
Construction in progress	1.7	2.8
Other	1.2	1.1
	100.0%	100.0

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

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008 (which resulted in a $300 million reduction to the liability for retiree benefits at the time of the modifications). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans.  Recently, the Court certified a class on certain of plaintiffs’ claims, but rejected class certification as to other claims.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.  In 2009, a ruling in Embarq’s favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.

In April 2010, a series of lawsuits were filed by shareholders of Qwest Communications International Inc. in Colorado state and federal courts and in Delaware federal court, alleging that Qwest’s officers and directors breached their fiduciary duties by failing to maximize the value to be received by Qwest’s stockholders in connection with CenturyLink’s recently announced acquisition of Qwest.  CenturyLink was also named as a defendant in most of the lawsuits.  On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus dated July 19, 2010, in response to allegations and claims asserted in certain of the complaints.  At a hearing in late February 2011, the Court gave final approval to this settlement, and all lawsuits challenging the transaction will be dismissed with prejudice effective March 17, 2011.  We do not expect the settlement to have a material adverse impact to our results of operations or financial condition.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $33 million.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and a ruling is expected in the first quarter of 2011.  The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana.  In that case, the Court recently dismissed certain of CenturyLink’s claims, referred other claims to the FCC, and stayed the litigation for 12 months.  We have not recorded a reserve related to these lawsuits.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.   The outcome of these other proceedings is not predictable.  However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage and current levels of reserves, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol CTL.  The following table sets forth the high and low sales prices, along with the quarterly dividends, for each of the quarters indicated.

	Sales prices			Dividend per
	High	Low		common share
2010:
First quarter	$37.00	32.98		.725
Second quarter	$36.73	14.16	(1)	.725
Third quarter	$40.00	32.92		.725
Fourth quarter	$46.87	39.18		.725

2009:
First quarter	$29.22	23.41		.70
Second quarter	$33.62	25.26		.70
Third quarter	$34.00	28.90		.70
Fourth quarter	$37.15	32.25		.70
 ________________
(1)  During the widely-publicized temporary market disruption that occurred on the afternoon of May 6, 2010, our common stock momentarily traded as low as $14.16 in markets other than the NYSE.  The opening and closing prices of our common stock on May 6, 2010, were $34.48 and $33.52, respectively.

Common stock dividends during 2010 and 2009 were paid each quarter.

In June 2008, our board of directors increased our quarterly cash dividend rate from $.0675 to $.70 per share.  In February 2010, our board of directors further increased our quarterly cash dividend rate to $.725 per share.

As described in greater detail in Item 1A of this Annual Report on Form 10-K, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by the Board of Directors.

As of February 28, 2011, there were approximately 35,000 stockholders of record of our common stock.  As of February 28, 2011, the closing stock price of our common stock was $41.18.

During the fourth quarter of 2010, we withheld 50,823 shares of stock at an average price of $43.07 per share to pay taxes due upon the vesting of restricted stock for certain of our employees in October, November and December 2010.

For information regarding shares of our common stock authorized for issuance under our equity compensation plans, see Item 12.

Item 6.	Selected Financial Data.

            The following table presents certain selected consolidated financial data as of and for each of the years ended in the five-year period ended December 31, 2010.  The results of operations of the Embarq properties are included herein subsequent to its July 1, 2009 acquisition date.

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

Selected Income Statement Data

	Year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars, except per share amounts, and shares expressed in thousands)

Operating revenues	$7,041,534	4,974,239	2,599,747	2,656,241	2,447,730

Operating income	$2,059,944	1,233,101	721,352	793,078	665,538

Net income attributable to CenturyLink, Inc.	$947,705	647,211	365,732	418,370	370,027

Basic earnings per share	$3.13	3.23	3.53	3.79	3.15

Diluted earnings per share	$3.13	3.23	3.52	3.71	3.07

Dividends per common share	$2.90	2.80	2.1675	.26	.25

Average basic shares outstanding	300,619	198,813	102,268	109,360	116,671

Average diluted shares outstanding	301,297	199,057	102,560	112,787	121,990

Selected Balance Sheet Data
	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Net property, plant and equipment	$8,754,476	9,097,139	2,895,892	3,108,376	3,109,277
Goodwill	$10,260,640	10,251,758	4,015,674	4,010,916	3,431,136
Total assets	$22,038,098	22,562,729	8,254,195	8,184,553	7,441,007
Long-term debt, including current portion and short- term debt	$7,327,587	7,753,718	3,314,526	3,014,255	2,590,864
Stockholders' equity	$9,647,159	9,466,799	3,167,808	3,415,810	3,198,964

The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2010	2009	2008	2007	2006

Telephone access lines (1)	6,504,000	7,039,000	2,025,000	2,135,000	2,094,000
High-speed Internet customers (1)	2,394,000	2,236,000	641,000	555,000	369,000
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

OVERVIEW

On July 1, 2009, we acquired Embarq Corporation (“Embarq”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Due to the significant size of Embarq, direct comparisons of our results of operations for the year ended December 31, 2010 (which includes a full year of results of operations from our Embarq properties) and December 31, 2009 (which only includes a half year of results of operations from our Embarq properties) with prior periods are less meaningful than usual since most of the significant period over period variances are caused by the Embarq acquisition.  We discuss below certain trends that we believe are significant, even if they are not necessarily material to the combined company.

We are an integrated communications company primarily engaged in providing a broad array of communications services to customers in 33 states, including local and long distance voice, wholesale network access, special access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.   We operate approximately 6.5 million access lines and serve approximately 2.4 million broadband customers, based on operating data as of December 31, 2010.  For additional information on our revenue sources, see Note 20.  For additional information on our acquisition of Embarq, see Note 2.

During the years ended December 31, 2010 and 2009, we incurred a significant amount of one-time expenses, the vast majority of which are directly attributable to our acquisition of Embarq and our pending acquisition of Qwest Communications International Inc. (“Qwest”).  In 2010, we also recognized a $20.9 million reduction to operating expenses related to a curtailment gain upon the freezing of benefit accruals for non-represented employees under our defined benefit pension plans.  See Note 12 for additional information.  Such one-time expenses are summarized in the table below.

	Year ended December 31,
Description	2010	2009
	(Dollars in thousands)
Cost of services and products
Integration related costs associated with our acquisition of Embarq	$36,573	-
Severance costs and accelerated recognition of share-based compensation and pension costs due to workforce reductions	13,702	5,704
Curtailment gain related to changes in our defined benefit pension plan	(5,895)	-
Selling, general and administrative
Integration related costs associated with our acquisition of Embarq	54,941	86,371
Severance costs and accelerated recognition of share-based compensation and pension costs due to workforce reductions	16,490	114,462
Transaction and other costs associated with our pending acquisition of Qwest	22,265	-
Curtailment gain related to changes in our defined benefit pension plan	(15,013)	-
Transaction related costs associated with our acquisition of Embarq, including investment banker and legal fees	-	47,154
Settlement and curtailment loss related to certain executive retirement plans	-	17,834

Interest expense
Credit associated with certain debt extinguishments	-	(11,119)

Other income (expense)
Net charge associated with certain debt extinguishments	-	71,968
Charge incurred in connection with terminating our $800 million bridge facility	-	8,000
	$123,063	340,374

Based on current plans and information, we expect to incur approximately $80-90 million of additional non-recurring integration related operating expenses associated with our Embarq acquisition in 2011 and $400-500 million of non-recurring transaction and integration related operating expenses associated with our Qwest acquisition in 2011, although actual amounts could vary significantly.

In addition, due to executive compensation limitations pursuant to the Internal Revenue Code, a portion of the lump sum distributions related to the termination of an executive retirement plan made in the first quarter of 2009 is reflected as non-deductible for income tax purposes and thus increased our effective income tax rate.  Certain merger-related costs incurred during 2010 and 2009 are also non-deductible for income tax purposes and similarly increased our effective income tax rate.  In 2009, such increase in our effective tax rate was partially offset by a $7.0 million reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.  In addition, in 2009 and 2008, we recognized net after-tax benefits of approximately $15.7 million and $12.8 million, respectively, primarily related to the recognition of previously unrecognized tax benefits.  See Note 13 and “Income Tax Expense” below for additional information.

Upon the discontinuance of regulatory accounting effective July 1, 2009, we recorded a one-time, non-cash extraordinary gain that aggregated approximately $218.6 million before income tax expense and noncontrolling interests ($136.0 million after-tax and noncontrolling interests).  See Note 16 for additional information.

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  In an attempt to mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the FCC or improvements in our infrastructure, or agency or reselling arrangements with other carriers, (iii) provide our special access, broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions; our ability to successfully integrate Embarq into our operations, including the possibility that the anticipated benefits from the Embarq merger cannot be fully realized in a timely manner or at all, or that integrating Embarq’s operations into ours will be more difficult, disruptive or costly than anticipated; our ability to successfully complete our pending acquisition of Qwest, including timely receiving all regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission, or SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our pending acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Item 1A of this report, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.
57-58

RESULTS OF OPERATIONS

Net income attributable to CenturyLink, Inc. for 2010 was $947.7 million, compared to $647.2 million during 2009 and $365.7 million during 2008.  Net income before extraordinary item was $947.7 million, $511.3 million and $365.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Diluted earnings per share for 2010 was $3.13 compared to $3.23 in 2009 and $3.52 in 2008.  Diluted earnings per share before extraordinary item for 2009 was $2.55.   As mentioned in the “Overview” section above, we incurred a significant amount of one-time expenses in 2010 and 2009 related principally to our acquisition of Embarq and our pending acquisition of Qwest.  The increase in the number of average shares outstanding in 2010 and 2009 is primarily attributable to the common stock issued in connection with our acquisition of Embarq on July 1, 2009 (such shares are included for a full year in 2010 and a half year in 2009).

Year ended December 31,	2010	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$2,059,944	1,233,101	721,352
Interest expense	(557,478)	(370,414)	(202,217)
Other income (expense)	29,619	(48,175)	42,252
Income tax expense	(582,951)	(301,881)	(194,357)
Income before noncontrolling interests and extraordinary item	949,134	512,631	367,030
Noncontrolling interests	(1,429)	(1,377)	(1,298)
Net income before extraordinary item	947,705	511,254	365,732
Extraordinary item, net of income tax expense and noncontrolling interests	-	135,957	-
Net income attributable to CenturyLink, Inc.	$947,705	647,211	365,732

Basic earnings per share
Before extraordinary item	$3.13	2.55	3.53
Extraordinary item	$-	.68	-
Basic earnings per share	$3.13	3.23	3.53

Diluted earnings per share
Before extraordinary item	$3.13	2.55	3.52
Extraordinary item	$-	.68	-
Diluted earnings per share	$3.13	3.23	3.52

Average basic shares outstanding	300,619	198,813	102,268

Average diluted shares outstanding	301,297	199,057	102,560

Operating income increased $826.8 million in 2010 due to a $2.067 billion increase in operating revenues and a $1.240 billion increase in operating expenses.  Operating income increased $511.7 million in 2009 due to a $2.374 billion increase in operating revenues and a $1.863 billion increase in operating expenses.  Such increases in operating revenues, operating expenses and operating income in 2010 and 2009 were substantially due to our July 1, 2009 acquisition of Embarq.

As mentioned in Note 16, we discontinued the application of regulatory accounting effective July 1, 2009.  As a result of such discontinuance, since the third quarter of 2009 we have eliminated all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.  This has caused our revenues and operating expenses to be lower by equivalent amounts (approximately $104 million) for the year ended December 31, 2010 as compared to the year ended December 31, 2009.  Similarly, our revenues and operating expenses for 2009 are lower than 2008 by approximately $108 million due to the mid-year discontinuance of regulatory accounting.

OPERATING REVENUES

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)

Voice	$3,137,921	2,168,480	1,043,386
Data	1,908,901	1,202,284	524,194
Network access	1,079,678	927,905	651,038
Other	915,034	675,570	381,129
Operating revenues	$7,041,534	4,974,239	2,599,747

Beginning in 2010, we have reclassified revenues generated from subscriber line charges to “Voice” revenues from “Network access” revenues to better align our presentation of such revenues with others in our industry and we have included revenues generated from our fiber transport, CLEC and security monitoring operations in “Other” revenues.  Prior periods have been adjusted to reflect the new presentation.

Voice revenues.   We derive voice revenues by providing local exchange telephone services and retail long distance services to customers in our service areas.  The $969.4 million increase in voice revenues is primarily due to $1.047 billion of additional revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $77.8 million decrease is primarily due to (i) a $35.3 million decrease due to a 6.2% decline in the average number of access lines in our legacy CenturyLink markets; (ii) a $13.7 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower rate; (iii) an $11.1 million reduction in long distance revenues due primarily to a decrease in minutes of use; and (vi) a $9.1 million reduction due to the elimination of all intercompany transactions due to the above-described discontinuance of regulatory accounting.

The $1.125 billion increase in voice revenues in 2009 is primarily due to $1.199 billion of revenues attributable to the Embarq properties acquired July 1, 2009.  The remaining $73.9 million decrease is primarily due to (i) a $42.0 million decrease due to a 6.6% decline in the average number of access lines in our incumbent markets; (ii) a $14.5 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate and (iii) an $8.1 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Total access lines declined 535,000 during 2010 compared to a decline of 380,000 during 2009 (excluding access lines we acquired from Embarq on July 1, 2009 but including access lines lost in Embarq’s markets following such acquisition).  We believe the decline in the number of access lines during 2010 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.0% and 7.5% in 2011 (exclusive of the impact of access line loss in the properties we expect to acquire from Qwest in 2011).

Data revenues.  We derive our data revenues primarily by providing high-speed Internet access services and data transmission services over special circuits and private lines.  Data revenues increased $706.6 million in 2010 due to $735.1 million of additional revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $28.5 million due to a $52.9 million reduction due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.  The remaining $24.4 million increase is primarily attributable to an increase in DSL-related revenues principally due to growth in the number of DSL customers and an increase in special access revenues due to increased demand for such services.

Data revenues increased $678.1 million in 2009 due to $689.8 million of revenues attributable to Embarq.  Excluding Embarq, data revenues decreased $11.7 million due to a $51.4 million reduction due to the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting.  Such decrease was partially offset by a $38.5 million increase in DSL-related revenues primarily due to growth in the number of DSL customers in our incumbent markets.

Network access revenues.  We derive our network access revenues primarily from (i) providing services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions; (ii) receiving universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms; (iii) receiving reciprocal compensation from competitive local exchange carriers and wireless service providers for terminating their calls; and (iv) offering certain network facilities and related services to CLECs.  Substantially all of our interstate network access revenues are based on tariffed access charges prescribed by the FCC.  Certain of our intrastate network access revenues are derived through access charges that we bill to intrastate long distance carriers and other LEC customers.

Network access revenues increased $151.8 million in 2010 and $276.9 million in 2009 due to the following factors:

	2010	2009
	increase	increase
	(decrease)	(decrease)
	(Dollars in thousands)

Acquisition of Embarq on July 1, 2009	$247,615	347,680
Reduced recoveries from the federal Universal Service High Cost Loop support program	(35,815)	(12,964)
Reduced intrastate revenues due to decreased minutes of use, decreased access rates in certain states and recoveries from state support funds	(17,275)	(35,406)
Elimination of all intercompany transactions due to the discontinuance of regulatory accounting	(21,509)	(26,031)
Reduced partial recovery of operating costs through revenue sharing arrangements with other telephone companies, interstate access revenues and return on rate base	(13,441)	(5,930)
Prior year revenue settlement agreements and other	(7,802)	9,518
	$151,773	276,867

As mentioned above, upon the discontinuance of regulatory accounting effective July 1, 2009, we began eliminating all intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting.

We believe that access rates and minutes of use will continue to decline in conjunction with losses of access lines and substitution of other alternatives, although we cannot precisely estimate the magnitude of such decrease.  Complaints filed by interexchange carriers in several of our operating states or state initiated legislation could, if successful, place further downward pressure on our intrastate access rates.  We also expect our network access revenues to continue to be negatively impacted in 2011 by a reduction in Universal Service Fund receipts.  In addition, delays in the migration of traffic of a wireless carrier off our networks in 2010 will reduce our operating revenues in 2011.  Based on our current estimates, we believe these items in the aggregate will reduce network access revenues approximately $160-180 million in 2011 as compared to 2010.

Other revenues.  We derive other revenues primarily by (i) providing fiber transport, CLEC and security monitoring services; (ii) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring; (iii) providing payphone services primarily within our local service territories and various correctional facilities around the country; (iv) participating in the publication of local directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses; (v) providing network database services; and (vi) providing certain other new product and service offerings.  Other revenues increased $239.5 million in 2010 due to $272.1 million of additional revenues attributable to Embarq.  Excluding Embarq, other revenues decreased $32.7 million primarily due to a $20.8 million reduction due to the elimination of all intercompany transactions as a result of the discontinuance of regulatory accounting, a $7.1 million decrease in directory revenues and a $5.5 million decrease in certain non-regulated product sales and service offerings.

Other revenues increased $294.4 million in 2009, of which approximately $326.5 million related to our acquisition of Embarq.  Excluding Embarq, other revenues decreased $32.1 million primarily as a result of a $22.0 million reduction due to the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting and a $10.5 million decrease in certain non-regulated product sales and service offerings.

OPERATING EXPENSES

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$2,410,048	1,752,087	955,473
Selling, general and administrative	1,137,989	1,014,341	399,136
Depreciation and amortization	1,433,553	974,710	523,786
Operating expenses	$4,981,590	3,741,138	1,878,395

Cost of services and products.   Cost of services and products increased $658.0 million (37.6%) in 2010 primarily due to a $758.2 million increase in expenses incurred by Embarq (which includes approximately $36.6 million of integration costs and an incremental $8.0 million of costs associated with employee severance benefits and is partially offset by a curtailment gain of approximately $5.9 million associated with freezing certain future benefit accruals related to our defined benefit pension plans).  The remaining $100.3 million decrease is primarily due to (i) an $89.4 million reduction in expenses resulting from the elimination of all intercompany transactions resulting from the discontinuance of regulatory accounting; (ii) a $13.1 million decrease in access expense and (iii) a $10.4 million decrease in transport costs associated with our long distance operations.

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

            Selling, general and administrative.   Selling, general and administrative expenses increased $123.6 million in 2010 primarily due to a $170.4 million increase in expenses incurred by Embarq. The $170.4 million increase is net of (i) a $98.0 million reduction of severance costs and accelerated recognition of share based compensation and pension costs due to workforce reductions incurred during 2010 as compared to similar expenses incurred during 2009; (ii) $47.2 million of transaction related costs incurred in 2009 related to the Embarq acquisition; (iii) a $31.4 million reduction in integration costs related to our acquisition of Embarq and (iv) a 2010 curtailment gain of approximately $15.0 million associated with freezing certain future defined benefit pension accruals.  During 2010, we also incurred approximately $22.3 million of transaction and other costs associated with our pending acquisition of Qwest.  Such increases were partially offset by (i) a $31.5 million reduction in salaries and benefits (which includes $16.6 million of one-time charges related to a supplemental executive pension plan in 2009); (ii) a $17.4 million decrease in legal costs, and (iii) a $14.9 million reduction in expenses due to the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

Selling, general and administrative expenses increased $615.2 million in 2009 primarily due to $500.6 million of expenses attributable to operating Embarq for the second half of 2009 (which includes approximately $106.0 million of costs associated with employee termination benefits, primarily due to severance and retention benefits, contractual pension benefits and acceleration of share-based compensation expense associated with Embarq employee terminations).  The remaining $114.6 million increase is primarily due to (i) $86.4 million of integration costs associated with our acquisition of Embarq, primarily related to system conversion efforts; (ii) $47.2 million of transaction related merger costs, including investment banker and legal fees associated with our acquisition of Embarq; and (iii) $13.8 million of higher employee benefit costs, primarily due to higher pension expense (primarily due to accelerated expense recognition due to change of control provisions triggered upon our acquisition of Embarq and the termination of a supplemental executive retirement plan) and share-based compensation expense (due to the accelerated vesting of equity grants of our employees upon the acquisition of Embarq).  Such increases were partially offset by (i) a $19.5 million reduction in expenses resulting from the elimination of all intercompany transactions due to the discontinuance of regulatory accounting; (ii) a $10.7 million reduction in operating taxes primarily due to the favorable resolution of certain transaction tax audit issues; and (iii) an $8.1 million reduction in marketing expenses.

Depreciation and amortization.  Depreciation and amortization increased $458.8 million in 2010 primarily due to $480.8 million of additional depreciation and amortization attributable to Embarq (including $69.3 million of additional amortization expense related to the customer list and other intangible assets acquired in connection with the Embarq transaction) and a $22.4 million increase due to higher levels of plant in service in our legacy markets.  The remaining decrease was primarily due to a $19.1 million decrease in depreciation expense due to a change in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $24.5 million decrease due to certain assets becoming fully depreciated.

Depreciation and amortization increased $450.9 million in 2009 primarily due to $492.6 million of depreciation and amortization attributable to Embarq (including $118.4 million of amortization expense related to its customer list and other intangible assets).  The remaining $41.7 million decrease was primarily due to a $59.8 million decrease in depreciation expense resulting from a reduction in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting (see Note 16) and due to certain assets becoming fully depreciated.  Such decreases were partially offset by an $18.8 million increase due to higher levels of plant placed in service in our incumbent markets.

Other.   For additional information regarding certain matters that have impacted or may impact our operations, see “Regulation and Competition”.

INTEREST EXPENSE

Interest expense increased $187.1 million in 2010 compared to 2009 primarily due to interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.

Interest expense increased $168.2 million in 2009 compared to 2008 primarily due to $179.9 million of interest expense attributable to Embarq’s indebtedness assumed in connection with our acquisition of Embarq.  The remaining $11.7 million decrease is primarily attributable to a $4.6 million decrease in interest expense due to favorable resolution of certain transaction tax audit issues and a $4.7 million one-time reduction in interest expense in 2009 related to debt extinguishment transactions consummated in October 2009.  See Note 6 for additional information.

OTHER INCOME (EXPENSE)

Other income (expense) includes the effects of certain items not directly related to our core operations, including gains or losses from nonoperating asset dispositions and impairments, our share of the income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $29.6 million for 2010 compared to $(48.2) million for 2009 and $42.3 million in 2008.

Included in 2009 is (i) a $72.0 million pre-tax charge related to certain debt extinguishment transactions consummated in October 2009 (see Note 6 for additional information) and (ii) an $8.0 million pre-tax charge associated with terminating our $800 million bridge credit facility (see Note 2 for additional information).  Included in 2008 is (i) approximately $10.0 million related to the recognition of previously accrued transaction related and other contingencies; (ii) a pre-tax gain of $4.5 million upon the liquidation of our investments in marketable securities in our SERP trust; (iii) a pre-tax gain of approximately $7.3 million from the sales of certain nonoperating investments; and (iv) a $3.4 million pre-tax charge related to terminating all of our existing derivative instruments in the first quarter of 2008.  Our share of income from our 49% interest in a cellular partnership decreased $2.7 million in 2010 compared to 2009 and increased $7.0 million in 2009 compared to 2008. We record our share of the partnership income based on unaudited results of operations until the time we receive audited financial statements for the partnership from the unaffiliated general partner.  In 2008, we recorded unfavorable adjustments upon receipt of the partnership’s audited financial statements for 2007.

INCOME TAX EXPENSE

    The effective income tax rate was 38.1%, 37.2%, and 34.7% for 2010, 2009 and 2008, respectively.  Certain executive compensation amounts, including the lump sum distributions paid to certain executive officers in connection with discontinuing the Supplemental Executive Retirement Plan (see Note 12), are reflected as non-deductible for income tax purposes pursuant to executive compensation limitations prescribed by the Internal Revenue Code.  Our inability to deduct these amounts resulted in the recognition of approximately $3.3 million and $9.8 million of income tax expense in 2010 and 2009 above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2010 and 2009 effective tax rate is also higher because a portion of our merger-related transaction costs incurred during those years are non-deductible for income tax purposes (with such treatment resulting in a $3.9 million and $7.4 million increase to income tax expense in 2010 and 2009, respectively).  In 2009, such increase in our effective tax rate was partially offset by a $7.0 million reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards.

Income tax expense was reduced by approximately $15.7 million in 2009 and $12.8 million in 2008 due to the recognition of previously unrecognized tax benefits (see Critical Accounting Policies below and Note 13) and other adjustments upon finalization of tax returns.

EXTRAORDINARY ITEM

Upon the discontinuance of regulatory accounting on July 1, 2009, we recorded a one-time extraordinary gain of approximately $136.0 million after-tax.  See Note 16 for additional information related to this extraordinary gain.

ACCOUNTING PRONOUNCEMENTS

    In September 2009, the Financial Accounting Standards Board updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles that we offer to our customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented.  We currently do not expect this standard update to have a material impact on our consolidated financial statements.

We are subject to certain accounting standards that define fair value, establish a framework for measuring fair value and expand the disclosures about fair value measurements required or permitted under other accounting pronouncements.  The fair value accounting guidance establishes a three-tier fair value hierarchy, which prioritizes the inputs used to measure fair value.  These tiers include: Level 1 (defined as observable inputs such as quoted market prices in active markets), Level 2 (defined as inputs other than quoted prices in active markets that are either directly or indirectly observable), and Level 3 (defined as unobservable inputs in which little or no market data exists).   See Note 19 for additional information.  In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy. The adoption of this accounting standard update did not have a material impact on our condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

    Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  We continually evaluate our estimates and assumptions including those related to (i) revenue recognition, (ii) allowance for doubtful accounts, (iii) pension and postretirement benefits, (iv) intangible and long-lived assets, (v) depreciation and amortization of long-lived assets; (vi) business combinations and (vii) income taxes.  Actual results may differ from these estimates and assumptions and these differences may be material.  We believe these critical accounting policies discussed below involve a higher degree of judgment or complexity.

    Revenue recognition.  We collect in advance fees for fixed rate services, such as local service, unlimited long distance, high-speed Internet and certain data services, and defer revenue recognition until these services are provided to the customer.  We bill in arrears variable rate billing services, including usage-based long distance, data and access revenues. We have multiple billing cycles spread throughout each month resulting in accounts receivables and deferred revenue balances at the end of each reporting period.  In the event that the variable rate usage data is not available at the end of a reporting period, we estimate revenue based on historic usage and other relevant factors.  Service activation and installation fees are deferred and amortized on a straight-line basis over our average customer lives.  Operating revenues include certain revenue reserves for billing disputes and contract interpretations.  These reserves require management’s judgment and are based on many factors including historical trends, contract and tariff interpretations and developments during the resolution process.

    Allowance for doubtful accounts.  We maintain an allowance for doubtful accounts for estimated losses that result from the failure of our customers to make required payments.  In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific customer’s or carrier’s ability to meet its financial obligations to us, the length of time the receivable has been past due and historical collection experience.  Based on these assessments, we record both specific and general reserves for uncollectible accounts receivable to reduce the related accounts receivable to the amount we ultimately expect to collect from customers and carriers.  Our reserves for accounts receivable generally increase as the receivable ages.  If circumstances change or economic conditions worsen such that our past collection experience is no longer relevant, we may need to increase our reserves from the levels reflected in our accompanying consolidated balance sheet.

    Pension and postretirement benefits.  Accounting for pensions and postretirement benefits involves estimating the cost of benefits to be provided well into the future and attributing that cost over the time period each employee provides service to us.  To accomplish this, extensive use is made of various assumptions, such as discount rates, investment returns, mortality, turnover, medical costs and inflation through a collaborative effort by management and independent actuaries.  These efforts are designed to provide management with the necessary information on which to base its judgment and develop the estimates used to prepare the financial statements.  Changes in assumptions used could result in a material impact to our financial results in any given period.  Our actuarial estimates of retiree benefit expense and the associated significant assumptions are discussed in Notes 11 and 12.

A significant assumption used in determining our pension and postretirement expense is the expected long-term rate of return on plan assets.  For 2010 and 2009, we utilized an expected long-term rate of return on plan assets of 8.25% for our incumbent pension plan and 8.50% for the pension plan we assumed in connection with the Embarq acquisition.  In setting the long-term assumed rate of return, management considers capital markets’ future expectations and the asset mix of the plans’ investments.  If all other factors were to remain unchanged, a 50 basis point decrease in the assumed long-term rate of return would cause combined pension and postretirement cost to increase by approximately $18 million.  Should we experience asset returns that are significantly below our long-term rate of return assumptions, we may experience in the future higher levels of pension expense, higher levels of required contributions and lower stockholders’ equity balances (due to accumulated other comprehensive losses).  For 2011, we are reducing our long-term assumed rate of return assumption to 7.5% for our legacy CenturyLink pension plan and 8.0% for our legacy Embarq pension plan.  Such reduction in our assumed rate of asset return is primarily due to lower prevailing bond yields.

Another assumption used in the determination of our pension and postretirement benefit plan obligations is the appropriate discount rate.  The discount rate is an assumed rate of return derived from high-quality debt securities that, if applicable at the measurement date to a specified amount of principal, would provide the necessary future cash flows to pay our pension benefit obligations when they become due.  For our pension plan, the discount rate used for the December 31, 2010 measurement date was derived by matching projected benefit payments to bond yields obtained from a hypothetical yield curve from Aa-rated corporate bonds.  For the years ended December 31, 2009 and 2008, we utilized a similar process using as a reference the CitiGroup Pension Discount Curve (Above Median) to derive our discount rate.  Our discount rate for determining benefit obligations under our pension plans at December 31, 2010 ranged from 5.0 to 5.5% compared to 5.5 to 6.0% at December 31, 2009.  The discount rate can change from year to year based on market conditions that impact corporate bond yields.  We use a similar methodology to determine the discount rate for our postretirement plan by utilizing as a reference the Hewitt Top Quartile Yield Curve as of the end of the year.  Our discount rate for determining benefit obligations under our postretirement plans at December 31, 2010 was 5.30% compared to 5.70-5.80% at December 31, 2009.  We estimate that a 25 basis point decrease in the assumed discount rate would increase our combined pension and postretirement benefit obligations by approximately $148 million.

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

The breakdown of our goodwill balances as of December 31, 2010 by reporting unit is as follows (amounts in thousands):

Telephone operations (Mid-Atlantic)	$2,227,596
Telephone operations (Southern)	2,297,064
Telephone operations (South Central)	2,487,536
Telephone operations (Northeast)	2,252,288
Telephone operations (Western)	946,367
CLEC operations	29,935
Fiber transport operations	10,607
Security monitoring operations	4,966
All other operations	4,281
Total goodwill	$10,260,640

We estimate the fair value of our telephone operations reporting units using multiples of earnings before interest, taxes and depreciation (EBITDA).  For each telephone reporting unit, we compare its estimated fair value to its carrying value.  If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists.  If the fair value of the reporting unit is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to its carrying value.  If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

The multiple of EBITDA we utilize in our goodwill impairment testing for our telephone operations is supported by an independent valuation analysis performed by a major investment banking firm.  For the past several years, we have utilized EBITDA multiples derived from comparable independent analysis.  The EBITDA multiple derived in the independent reports and utilized in our goodwill impairment testing was 5.8 in 2010, 5.6 in 2009 and 6.5 in 2008.  We believe the decline in EBITDA multiples since 2008 is primarily due to, among other factors, the continued erosion of access lines.

We estimate the fair value of our other reporting units using various methods, including multiples of EBITDA (as described above) and multiples of revenues.

As of September 30, 2010, we completed the required annual test of goodwill impairment and concluded that our goodwill was not impaired as of that date.  However, as of that date, the estimated fair value of the Southern region exceeded its carrying value by less than 10%.  Should events occur (such as continued access line losses or other revenue reductions) that would cause the fair value to decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

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

Depreciation and amortization of long-lived assets.  Our depreciation of property, plant and equipment, including the use of group depreciation for our telephone operations and estimates of useful lives, is discussed in Note 1.  We assign useful lives based on annual studies of actual asset lives, taking into account actual usage, replacement history and assumptions about technology evolution and access line losses.  No significant changes to our remaining useful lives occurred as a result of our study performed in 2010.

We also have significant customer list intangible assets, the vast majority of which is attributable to our July 1, 2009 Embarq acquisition.  The customer list intangible assets from our Embarq acquisition are finite-lived intangible assets and are amortized using an accelerated method over the period in which those relationships are expected to contribute to our future cash flows.  The accelerated method employed is a process of allocation which reflects our belief that we expect greater revenue generation from these customer relationships during the earlier years of their lives.  Amortization of other intangible assets is determined using the straight-line method of amortization over the expected remaining useful lives.

We periodically evaluate our intangible assets to insure that our current amortization method and remaining useful lives are appropriate.

Business combinations. The new accounting guidance for business combinations was effective for us for all business combinations consummated on or after January 1, 2009 and requires an acquiring entity to recognize all of the assets acquired and liabilities assumed at the acquisition date fair value.  The allocation of the purchase price to the assets acquired and liabilities assumed from Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) was finalized during 2010 at the end of the one-year measurement period and required a significant amount of judgment.   Such allocation of certain aspects of the purchase price to items that are more complex to value was performed by an independent valuation firm based on information provided by management.  See Note 2 for additional information concerning the assignment of fair values to the assets and assumed liabilities of Embarq.  We will similarly assign fair values to the assets and liabilities acquired from our pending acquisition of Qwest, which we expect to close during 2011.

Income taxes.  We estimate our current and deferred income taxes based on our assessment of the future tax consequences of transactions that have been reflected in our financial statements or applicable tax returns.  Actual income taxes paid could vary from these estimates due to several factors, including future changes in income tax law or the resolution of audits by federal and state taxing authorities.  We maintain liabilities for unrecognized tax benefits for various uncertain tax positions taken in our tax returns.  These liabilities are estimated based on our judgment of the probable outcome of the uncertain tax positions and are adjusted periodically based on changing facts and circumstances.  Changes to the liabilities for unrecognized tax benefits could materially affect operating results in the period of change.  During 2009 and 2008, we recognized approximately $15.7 million and $12.8 million, respectively, of previously unrecognized tax benefits (including related interest and net of federal tax benefit) and other adjustments upon finalization of tax returns.  Such benefits were recorded primarily as a result of the favorable resolution of audits, administrative practices and the lapse of statute of limitations in certain jurisdictions.  See Note 13 for additional information regarding our unrecognized tax benefits.

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

At December 31, 2010, we estimated the fair value of our long-term debt to be $8.0 billion based on the overall weighted average interest rate of our debt of  7.0% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  As of December 31, 2010, approximately 95% of our long-term debt obligations were fixed rate.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 70 basis points in prevailing interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $331.9 million decrease in the fair value of our fixed-rate long-term debt at December 31, 2010, but would have no impact on our interest expense or cash flows.    A 100 basis point increase in prevailing variable interest rates would have had a negative pre-tax impact of approximately $1.7 million on our results of operations and cash flows for the twelve months ended December 31, 2010, but would have no impact on the fair value of our long-term variable-rate debt.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets.   The pension plan we assumed in connection with the Embarq acquisition was underfunded by approximately $667 million with respect to the projected benefit obligation as of December 31, 2010.  We contributed $300 million and $115 million to the legacy Embarq pension plan during 2010 and the last half of 2009, respectively.  We currently expect to contribute approximately $100 million to the legacy Embarq pension plan in 2011.  Based on current actuarial estimates as of December 31, 2010 that assume a $100 million contribution in 2011 and the utilization of our existing remaining credit balance to partially satisfy future required cash contributions, our estimated future contributions for the 2012-2014 time period ranges from approximately $75-185 million per year for all of our pension plans.  The actual level of contributions required in future years can change significantly depending on discount rates and actual returns on plan assets.  See “Critical Accounting Policies – Pension and Postretirement Benefits”

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures as well as our dividend payments.   Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Operating activities.  Net cash provided by operating activities was $2.045 billion, $1.574 billion and $853.3 million in 2010, 2009 and 2008, respectively.  Payments for income taxes aggregated $431.7 million, $258.9 million and $208.8 million in 2010, 2009 and 2008, respectively.  In 2009, we paid approximately $54 million to fund lump sum distributions under our frozen supplemental executive retirement plan upon the discontinuance of such plan and under change of control provisions triggered upon the acquisition of Embarq.  We also contributed $300 million and $115 million to the legacy Embarq pension plan during 2010 and the last half of 2009, respectively.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see “Results of Operations” above.

    Investing activities.  Net cash used in investing activities was $859.1 million, $678.8 million and $389.0 million in 2010, 2009 and 2008, respectively.  Payments for property, plant and equipment were $863.8 million in 2010, $754.5 million in 2009 (which includes $396.1 million of capital expenditures attributable to our Embarq operations subsequent to our July 1, 2009 acquisition of Embarq) and $286.8 million in 2008.  Capital expenditures for 2010 and 2009 include approximately $29.0 million and $75.1 million, respectively, of one-time capital expenditures related to the integration of Embarq.

On July 1, 2009, we consummated the acquisition of Embarq Corporation by issuing approximately $6.0 billion of CenturyLink common stock (valued as of June 30, 2009). We financed our merger transaction expenses with (i) available cash of the combined company and (ii) proceeds from CenturyLink’s and Embarq’s existing revolving credit facilities.  We acquired $76.9 million of cash in connection with our acquisition of Embarq.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz wireless spectrum.  Our plan has been to use the spectrum to develop wireless voice and data service capabilities in our markets, built upon LTE (Long-Term Evolution) technology.  The LTE network deployment plans of larger wireless carriers are driving most vendor activity, including the availability of handsets and other end-user devices.  Therefore, we are monitoring their deployment efforts to help shape our plans for moving forward.

In anticipation of making lump sum distributions to certain participants of our SERP in early 2009, we liquidated our investments in marketable securities in the SERP trust during the second quarter of 2008 and thereby increased our cash and cash equivalents by $34.9 million.  As noted above, the lump sum distributions were paid in 2009 and aggregated approximately $54 million.

    Financing activities.  Net cash used in financing activities was $1.175 billion during 2010, $976.4 million during 2009 and $255.4 million in 2008.   In October 2010, we repaid our $482.5 million Series H Senior Notes at its scheduled maturity using borrowings under our existing credit facility.  In September 2009, we received net proceeds of $644.4 million from the issuance of $250 million of 10-year, 6.15% senior notes and $400 million of 30-year, 7.6% senior notes.  In October 2009, the proceeds from these note offerings, along with additional borrowings under our existing credit facility, were used to repurchase an aggregate of $746.1 million of CenturyLink, Inc. and Embarq indebtedness (see Note 6 for additional information).  During 2008, we paid our $240 million Series F Senior Notes at maturity primarily using borrowings from our credit facility.

In June 2008, our Board of Directors (i) increased our annual cash dividend to $2.80 from $.27 per share and (ii) declared a one-time dividend of $.6325 per share, which was paid in July 2008, effectively adjusting the total second quarter dividend to the new $.70 quarterly dividend rate. In February 2010, our Board of Directors further increased our quarterly dividend to $.725 per share.  We paid dividends of $878.0 million in 2010, $560.7 million in 2009 and $220.3 million in 2008.  Such increase is primarily attributable to the dividend rate increases mentioned above and the substantial increase in shares outstanding as a result of the common stock issued in connection with our Embarq acquisition on July 1, 2009.  Based on current circumstances, we intend to continue our current dividend practice, subject to any other factors that our Board in its discretion deems relevant.

In accordance with previously announced stock repurchase programs, we repurchased 9.7 million shares (for $347.3 million) in 2008.

As of December 31, 2010, we had available two unsecured revolving credit facilities, (i) a five-year, $750 million facility of CenturyLink and (ii) an $800 million facility of Embarq.   As of December 31, 2010, we had approximately $365.0 million outstanding under these credit facilities (all of which related to CenturyLink’s facility).

In January 2011, we entered into a new four-year revolving credit facility that allows us to borrow up to $1.0 billion initially with the total capacity of the credit facility increasing to $1.7 billion upon the consummation of our pending acquisition of Qwest.  Up to $400 million of this new credit facility can be used for letters of credit.  Interest will be assessed on future borrowings using the London Interbank Offered Rate (LIBOR) plus an applicable margin between .5% and 2.5% per annum depending on the type of loan and our then current senior unsecured long-term debt rating.  Upon the execution of the new credit facility, the two credit facilities mentioned above were terminated.  As of February 28, 2011, we had $280 million outstanding under the new credit facility.  For additional information regarding our new credit facility, see Note 22.

As was the case with our predecessor credit facilities, (i) outstanding letters of credit directly reduce the amount available for other extensions of credit under our new credit facility and (ii) outstanding borrowings under our commercial paper program, which effectively cannot exceed the amount available under our new facility, effectively have the same result on our borrowing capacity under the new facility.  As of February 28, 2011, approximately $61 million of letters of credit were outstanding and no amounts were outstanding under our commercial paper program.

    Other.  For 2011, we have budgeted approximately $1.0 billion for capital expenditures (excluding any capital related to the integration of the Embarq acquisition or the pending Qwest acquisition).  Such increase over the $863.8 million of capital expenditures in 2010 is due to our planned incremental fiber to the tower investment in 2011.  Our 2011 capital expenditure budget also includes amounts for expanding our new service offerings and our data networks.  We currently expect aggregate integration-related capital expenditures associated with our pending Qwest acquisition will approximate $200 million over the next two years.

The pension plan we assumed in our acquisition of Embarq was approximately $667 million underfunded as compared to the projected benefit obligation as of December 31, 2010.  If this underfunded status continues, we may be required to contribute additional funds to our pension plan in the near future.  To reduce the underfunded position, in March 2010 we contributed $300 million to the legacy Embarq pension plan using cash on hand and borrowings from our credit facility.  We currently expect to contribute approximately $100 million to the legacy Embarq pension plan in 2011.  For further information, see Item 1A - Risk Factors, of this annual report.

The following table contains certain information concerning our material contractual obligations as of December 31, 2010.

	Payments due by period
Contractual obligations	Total	2011	2012-2013	2014-2015	After 2015 and Other
	(Dollars in thousands)

Long-term debt, including current maturities and capital lease obligations (1)	$7,327,587	376,583	1,146,064	381,794	5,423,146

Interest on long- term debt obligations	$6,175,641	506,858	946,277	834,095	3,888,411

Unrecognized tax benefits (2)	$76,997	-	-	-	76,997
(1)  For additional information on the terms of our outstanding debt instruments, see Note 6.
(2)  Represents the amount of tax and interest we would pay assuming we are required to pay the entire amount that we have reserved for our unrecognized tax benefits (see Note 13 for additional information).  The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the “After 2015 and Other” column in the above table.

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

    Following our announcement of our pending acquisition of Qwest, (i) Standard & Poor’s indicated that our current long-term debt rating of BBB- had been placed under watch for a possible downgrade; (ii) Moody’s Investors Service affirmed our current long-term debt rating of Baa3, but downgraded its outlook from stable to negative; and (iii) Fitch Ratings has rated our long-term debt BBB- with a negative watch.  It is expected that any downgrades would be made only following the completion of the Qwest acquisition.  Our commercial paper program is rated P-3 by Moody’s and A-3 by S&P.  Any downgrade in our credit ratings will increase our borrowing costs and commitment fees under our new revolving credit facility.  Downgrades could also restrict our access to the capital markets, increase our borrowing costs under new or replacement debt financings, or otherwise adversely affect the terms of future borrowings by, among other things, increasing the scope of our debt covenants and decreasing our financial or operating flexibility.

    The following table reflects our debt to total capitalization percentage and ratio of earnings to fixed charges and preferred stock dividends as of and for the years ended December 31, 2010, 2009 and 2008.  The debt to total capitalization ratio for 2010 and 2009 reflects our Embarq acquisition.  The ratio of earnings to fixed charges and preferred stock dividends calculation for 2009 reflects the operations of Embarq only since July 1, 2009.

	2010	2009	2008
Debt to total capitalization	43.2%	45.0	51.2
Ratio of earnings to fixed charges and preferred stock dividends*	3.74	3.20	3.78
* For purposes of the chart above, “earnings” consist of income before income taxes (before extraordinary item) and fixed charges, and “fixed charges” include our interest expense, including amortized debt issuance costs, and our preferred stock dividend costs.

Our debt to capitalization percentage will increase upon acquiring Qwest, which has $11.947 billion of long-term debt at December 31, 2010.

REGULATION AND COMPETITION

    The communications industry continues to undergo various fundamental regulatory, legislative, competitive and technological changes.  These changes may have a significant impact on the future financial performance of all communications companies.

    Events affecting the communications industry.  Wireless telephone services increasingly constitute a significant source of competition with ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services.  Similarly, the growing prevalence of electronic mail, text messaging, social networking, and similar digital communications continue to reduce the demand for traditional landline voice services.  We anticipate these trends will continue.

Federal USF programs have undergone substantial changes since 1997, and are expected to experience more changes in the coming years.  Since May 2001, the FCC has administered its existing universal service support programs for rural telephone companies based on embedded, or historical, costs.  The FCC, in April 2010, proposed to replace the USF with a broadband “Connect America” fund that would modernize the current “voice only” funding mechanism and direct funding away from local voice services to advance broadband deployment in areas unserved or underserved by broadband communications, and in February 2011 sought public comments regarding creating this new broadband fund.  These developments have placed additional financial pressure on the amount of money that is necessary and available to provide support to all eligible service providers, including payments we receive from the USF High Cost Loop program.  Increases in the nationwide average cost per loop factor used to allocate funds among all USF recipients caused our revenues from the USF High Cost Loop program (excluding the effects of the additional six months of receipts recorded in 2010 as compared to 2009 due to the July 1, 2009 acquisition of Embarq) to decrease in 2010 when compared to 2009.  We anticipate that such revenues will continue to decline in 2011.  See Item 7 of Part II of this annual report for more information.

Technological developments have led to the development of new services that compete with traditional ILEC services.  Technological improvements have enabled cable television companies to provide alternatives to traditional circuit-switched telephone service over their cable networks, and several national cable companies have aggressively pursued this opportunity.  Improvements in the quality of VoIP service have led several cable, Internet, data and other communications companies, as well as start-up companies, to substantially increase their offerings of VoIP service to business and residential customers.  VoIP providers frequently offer features that cannot readily be provided by traditional ILECs and may price their services at or below those prices currently charged for traditional local and long distance telephone services.  Although over the past several years the FCC has increasingly subjected portions of VoIP operations to federal regulation, VoIP services currently operate under fewer regulatory constraints than LEC services.  For all these reasons, we cannot assure you that VoIP providers will not successfully compete for our customers.

Beginning in 2003, the FCC initiated a series of broad intercarrier compensation proceedings designed to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic.  In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation.  Most recently, on February 8, 2011, the FCC sought comments from the public on proposals designed to lower intercarrier compensation rates.  The ultimate outcome of the FCC’s intercarrier compensation proceedings could change the way we receive compensation from, and remit compensation to, other carriers, our end user customers and the USF.  As discussed further in Item 1A of this annual report, these changes could substantially reduce the amount of revenues we receive with respect to various services.

During 2010, the FCC released its National Broadband Plan and adopted an order imposing “network neutrality” rules governing Internet services, both of which are discussed in further detail in Item 1 of this annual report.

As discussed further in such item, we cannot predict the ultimate outcome of these actions, but believe that these and other FCC initiatives could have a material impact on our operations and those of other communications companies.

Many cable, technology or other communication companies that previously offered a limited range of services are now, like us, offering diversified bundles of services.  As such, a growing number of companies are competing to serve the communications needs of the same customer base.  Several of these companies may be able to provide more comprehensive or less costly service bundles than ours.  Such activities will continue to place downward pressure on the demand for our access lines.

    Recent events affecting us.  During the last few years, most of the states in which we provide telephone services have taken legislative or regulatory steps to further introduce competition into the ILEC business.

    At the state level, we are responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access rate levels in several of our states.  Although outcomes cannot be determined at this time, we believe our intrastate switched access rate levels are appropriate and we vigorously plan to defend them. If we are required to reduce our intrastate switched access rates as a result of any of these initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services.  However, the amount of such recovery, if any, is not assured.

    Over the past few years, each of the FCC, Universal Service Administrative Company (“USAC”) and certain Congressional committees has initiated wide-ranging reviews of the administration of the federal USF.  As part of this process, we, along with a number of other USF recipients, have undergone a number of USF audits and have also received requests for information from the FCC’s Office of Inspector General (“OIG”) and Congressional committees.  In addition, in July 2008 we received a subpoena from the OIG requesting a broad range of information regarding our depreciation rates and methodologies since 2000, and in July 2009 we received a second subpoena requesting information about our participation in the E-rate program for Wisconsin schools and libraries since 2004.  The OIG has not identified to us any specific issues with respect to our participation in the USF program and all USAC audits are finalized with no material issued reported regarding our participation in the USF program.  During 2010, USAC moved from the audit process to a Payment Quality Assessment (“PQA”) program.  We continue to receive and respond to these PQAs and to date no material issues have been identified.  While we believe our participation is in compliance with FCC rules and in accordance with accepted industry practices, we cannot predict with certainty the timing or outcome of these various reviews.

 Excluding our pending acquisition of Qwest, we expect our operating revenues in 2011 to decline from 2010 levels as we continue to experience downward pressure primarily due to continued access line losses, reduced universal service funding and lower network access revenues.   We expect such revenue declines to be partially offset primarily due to increased demand for our high-speed Internet service offering and special access services.

For a more complete description of regulation and competition impacting our operations and various attendant risks, please see Items 1 and 1A of this annual report.

    Other matters.   Through June 30, 2009, CenturyLink accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of codification ASC 980-10 (formerly SFAS 71) which addresses regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC’s approval of our petition to convert our study areas to price cap regulation).

In the third quarter of 2009, we recorded a net non-cash extraordinary after-tax gain of approximately $136.0 million upon the discontinuance of regulatory accounting.  See Note 16 for additional information.

    We have certain obligations based on federal, state and local laws relating to the protection of the environment.  Costs of compliance through 2010 have not been material, and we currently do not believe that such costs will become material.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

For information pertaining to the our market risk disclosure, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk”.

Item 8.	Financial Statements and Supplementary Data

Report of Management
The Shareholders
CenturyLink, Inc.:

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, as stated in their report which is included herein.

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
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP
Shreveport, Louisiana
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

We have audited CenturyLink, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CenturyLink, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the years in the three-year period ended December 31, 2010 and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
March 1, 2011

CENTURYLINK, INC.
Consolidated Statements of Income

	Year ended December 31,
	2010	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$7,041,534	4,974,239	2,599,747

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	2,410,048	1,752,087	955,473
Selling, general and administrative	1,137,989	1,014,341	399,136
Depreciation and amortization	1,433,553	974,710	523,786
Total operating expenses	4,981,590	3,741,138	1,878,395

OPERATING INCOME	2,059,944	1,233,101	721,352

OTHER INCOME (EXPENSE)
Interest expense	(557,478)	(370,414)	(202,217)
Other income (expense)	29,619	(48,175)	42,252
Total other income (expense)	(527,859)	(418,589)	(159,965)

INCOME BEFORE INCOME TAX EXPENSE	1,532,085	814,512	561,387
Income tax expense	582,951	301,881	194,357

INCOME BEFORE NONCONTROLLING INTERESTS AND EXTRAORDINARY ITEM	949,134	512,631	367,030
Noncontrolling interests	(1,429)	(1,377)	(1,298)
NET INCOME BEFORE EXTRAORDINARY ITEM	947,705	511,254	365,732
Extraordinary item, net of income tax expense and noncontrolling interests (see Note 16)	-	135,957	-
NET INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$947,705	647,211	365,732

BASIC EARNINGS PER SHARE
Before extraordinary item	$3.13	2.55	3.53
Extraordinary item	$-	.68	-
Basic earnings per share	$3.13	3.23	3.53

DILUTED EARNINGS PER SHARE
Before extraordinary item	$3.13	2.55	3.52
Extraordinary item	$-	.68	-
Diluted earnings per share	$3.13	3.23	3.52

DIVIDENDS PER COMMON SHARE	$2.90	2.80	2.1675
AVERAGE BASIC SHARES OUTSTANDING	300,619	198,813	102,268
AVERAGE DILUTED SHARES OUTSTANDING	301,297	199,057	102,560

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
Consolidated Statements of Comprehensive Income

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)

NET INCOME BEFORE NONCONTROLLING INTERESTS	$949,134	650,133	367,030

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Marketable securities:
Unrealized gain (loss) on investments, net of ($332) tax	-	-	(533)
Reclassification adjustment for gain included in net income, net of ($1,730) tax	-	-	(2,776)
Derivative instruments:
Reclassification adjustment for gains included in net income, net of $267, $267 and $267 tax	429	429	429
Items related to employee benefit plans:
Change in net actuarial loss, net of ($37,908), $30,100 and ($48,656) tax	(62,321)	39,209	(82,505)
Change in net prior service credit, net of ($1,328), ($5,798) and ($589) tax	(2,130)	(9,301)	(945)
Reclassification adjustment for gains (losses) included in net income:
Amortization of net actuarial loss, net of $5,845, $6,161 and $1,198 tax	9,376	9,883	1,921
Amortization of net prior service credit, net of ($749), ($1,270) and $2,261 tax	(1,201)	(2,037)	3,627
Net change in other comprehensive income (loss) (net of reclassification adjustment), net of taxes	(55,847)	38,183	(80,782)

COMPREHENSIVE INCOME	893,287	688,316	286,248
Comprehensive income attributable to noncontrolling interests	(1,429)	(2,922)	(1,298)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$891,858	685,394	284,950

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
Consolidated Balance Sheets

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$172,943	161,807
Accounts receivable, less allowance of $60,086 and $47,450	712,814	685,589
Income tax receivable	102,465	115,684
Materials and supplies, at average cost	32,717	35,755
Deferred income tax asset	81,341	83,319
Other	40,849	41,437
Total current assets	1,143,129	1,123,591

NET PROPERTY, PLANT AND EQUIPMENT	8,754,476	9,097,139

GOODWILL AND OTHER ASSETS
Goodwill	10,260,640	10,251,758
Other intangible assets
Customer list	929,907	1,130,817
Other	310,170	315,601
Other assets	639,776	643,823
Total goodwill and other assets	12,140,493	12,341,999
TOTAL ASSETS	$22,038,098	22,562,729

LIABILITIES AND EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$11,583	500,065
Accounts payable	299,619	394,687
Accrued expenses and other current liabilities
Salaries and benefits	159,258	255,103
Other taxes	124,155	98,743
Interest	104,156	108,020
Other	121,828	168,203
Advance billings and customer deposits	190,443	182,374
Total current liabilities	1,011,042	1,707,195

LONG-TERM DEBT	7,316,004	7,253,653

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,368,698	2,256,579
Benefit plan obligations	1,305,997	1,485,643
Other deferred credits	389,198	392,860
Total deferred credits and other liabilities	4,063,893	4,135,082

STOCKHOLDERS' EQUITY
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 304,947,538 and 299,189,279 shares	304,948	299,189
Paid-in capital	6,174,741	6,014,051
Accumulated other comprehensive loss, net of tax	(141,153)	(85,306)
Retained earnings	3,302,469	3,232,769
Preferred stock - non-redeemable	236	236
Noncontrolling interests	5,918	5,860
Total stockholders' equity	9,647,159	9,466,799

TOTAL LIABILITIES AND EQUITY	$22,038,098	22,562,729

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$949,134	648,588	367,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,433,553	974,710	523,786
Extraordinary item	-	(135,957)	-
Gains on asset dispositions and liquidation of marketable securities	-	-	(12,452)
Deferred income taxes	131,768	153,950	67,518
Share-based compensation	38,168	55,153	16,390
Income from unconsolidated cellular entity	(16,369)	(19,087)	(12,045)
Distributions from unconsolidated cellular entity	16,029	20,100	15,960
Changes in current assets and current liabilities:
Receivables	(27,225)	(23,778)	(7,978)
Accounts payable	(95,068)	(32,209)	14,043
Accrued taxes	38,194	(150,073)	(64,778)
Other current assets and other current liabilities, net	(127,539)	121,380	(15,612)
Retirement benefits	(271,308)	(82,114)	(26,066)
Excess tax benefits from share-based compensation	(11,884)	(4,194)	(1,123)
(Increase) decrease in noncurrent assets	(22,980)	(2,347)	9,744
Increase (decrease) in other noncurrent liabilities	10,231	41,649	(27,561)
Other, net	-	7,944	6,444
Net cash provided by operating activities	2,044,704	1,573,715	853,300

INVESTING ACTIVITIES
Payments for property, plant and equipment	(863,769)	(754,544)	(286,817)
Cash acquired from Embarq acquisition	-	76,906	-
Purchase of wireless spectrum	-	(2,000)	(148,964)
Proceeds from liquidation of marketable securities	-	-	34,945
Proceeds from sale of assets	-	1,595	15,809
Other, net	4,716	(801)	(3,968)
Net cash used in investing activities	(859,053)	(678,844)	(388,995)

FINANCING ACTIVITIES
Payments of debt	(499,931)	(1,097,064)	(285,401)
Net proceeds from issuance of debt	73,800	644,423	563,115
Cash dividends	(878,005)	(560,697)	(220,266)
Repurchase of common stock	(16,515)	(15,563)	(347,264)
Net proceeds from settlement of hedges	-	-	20,745
Proceeds from issuance of common stock	130,260	56,823	14,599
Excess tax benefits from share-based compensation	11,884	4,194	1,123
Other, net	3,992	(8,507)	(2,031)
Net cash used in financing activities	(1,174,515)	(976,391)	(255,380)

Net increase (decrease) in cash and cash equivalents	11,136	(81,520)	208,925
Cash and cash equivalents at beginning of year	161,807	243,327	34,402

CASH AND CASH EQUIVALENTS AT END OF YEAR	$172,943	161,807	243,327

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
Consolidated Statements of Stockholders’ Equity

	Year ended December 31,
	2010	2009	2008
	(Dollars, except per share amounts, and shares in thousands)

COMMON STOCK (represents dollars and shares)
Balance at beginning of year	$299,189	100,277	108,492
Issuance of common stock to acquire Embarq Corporation	-	196,083	-
Repurchase of common stock	-	-	(9,626)
Conversion of preferred stock into common stock	-	-	367
Shares withheld to satisfy tax withholdings	(460)	(503)	(50)
Issuance of common stock through dividend reinvestment, incentive and benefit plans	6,219	3,332	1,094
Balance at end of year	304,948	299,189	100,277
PAID-IN CAPITAL
Balance at beginning of year	6,014,051	39,961	91,147
Issuance of common stock to acquire Embarq Corporation, including portion of share-based compensation awards assumed by CenturyLink	-	5,873,904	-
Repurchase of common stock	-	-	(91,408)
Shares withheld to satisfy tax withholdings	(16,055)	(15,060)	(1,667)
Conversion of preferred stock into common stock	-	-	6,368
Issuance of common stock through dividend reinvestment, incentive and benefit plans	124,041	53,491	13,505
Excess tax benefits from share-based compensation	11,884	4,194	1,123
Share-based compensation	38,168	55,153	16,390
Other	2,652	2,408	4,503
Balance at end of year	6,174,741	6,014,051	39,961
ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of year	(85,306)	(123,489)	(42,707)
Net change in other comprehensive loss (net of reclassification adjustment), net of tax	(55,847)	38,183	(80,782)
Balance at end of year	(141,153)	(85,306)	(123,489)
RETAINED EARNINGS
Balance at beginning of year	3,232,769	3,146,255	3,245,302
Net income attributable to CenturyLink, Inc.	947,705	647,211	365,732
Repurchase of common stock	-	-	(244,513)
Cash dividends declared
Common stock - $2.90, $2.80 and $2.1675 per share	(877,993)	(560,685)	(220,086)
Preferred stock	(12)	(12)	(180)
Balance at end of year	3,302,469	3,232,769	3,146,255
PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning of year	236	236	6,971
Conversion of preferred stock into common stock	-	-	(6,735)
Balance at end of year	236	236	236
NONCONTROLLING INTERESTS
Balance at beginning of period	5,860	4,568	6,605
Net income attributable to noncontrolling interests	1,429	1,377	1,298
Extraordinary gain attributable to noncontrolling interests	-	1,545	-
Distributions to noncontrolling interests	(1,371)	(1,630)	(3,335)
Balance at end of period	5,918	5,860	4,568

TOTAL STOCKHOLDERS' EQUITY	$9,647,159	9,466,799	3,167,808

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
Notes to Consolidated Financial Statements
December 31, 2010

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - Our consolidated financial statements include the accounts of CenturyLink, Inc. (“CenturyLink”) and its majority-owned subsidiaries.

Embarq acquisition - On July 1, 2009, we acquired Embarq Corporation (“Embarq”) through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyLink.  The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  See Note 2 for additional information related to the Embarq acquisition.

Discontinuance of regulatory accounting – Through June 30, 2009, CenturyLink accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of regulatory accounting under which certain of our assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheets of our regulated entities.  On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation.  In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income of $136.0 million after-tax.  See Note 16 for additional information.

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

Revenue recognition - Revenues are generally recognized when services are provided or when products are delivered to customers.  Revenue that is billed in advance includes monthly recurring network access services, special access services and monthly recurring local line charges.  The unearned portion of this revenue is initially deferred as a component of advance billings and customer deposits on our balance sheet and recognized as revenue over the period that the services are provided.  Revenue that is billed in arrears includes switched access services, nonrecurring network access services, nonrecurring local services and long distance services.  The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.  We offer bundle discounts to our customers who receive certain groupings of services.  These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the relative fair value of services included in each bundled combination.  Revenues from installation activities are deferred and recognized as revenue over the estimated life of the customer relationship.  The costs associated with such installation activities, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.  We offer some products and services that are provided by third-party vendors.  We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis.  In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership, and act as an agent or broker.

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

Property, plant and equipment – As discussed in Note 2, the property acquired in connection with the acquisition of Embarq was recorded based on its fair value.  Substantially all other telephone plant is stated at original cost.  Normal retirements of telephone plant are charged against accumulated depreciation, along with the costs of removal, less salvage, with no gain or loss recognized.  Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense.  Depreciation of telephone plant is provided on the straight line method using class or overall group rates; such average annual rates range from 2% to 29%.

    Non-telephone property is stated at cost and, when sold or retired, a gain or loss is recognized.  We depreciate such property on the straight line method over estimated service lives ranging from two to 35 years.

We perform annual internal studies to determine the depreciable lives for our property, plant and equipment.  Our studies utilize models that take into account actual usage, replacement history and assumptions about technology evolution to estimate the remaining life of our asset base.  The changes in our estimates incorporated as a result of our 2010 internal study did not have a material impact on the level of our depreciation expense.

Goodwill and other long-lived assets – Goodwill recorded in a business combination is required to be reviewed for impairment and to be written down only in periods in which the recorded amount of goodwill exceeds its fair value.  Applicable accounting guidance also stipulates certain factors to consider regarding whether or not a triggering event has occurred that would require performance of an interim goodwill impairment test.  We test impairment of goodwill at least annually by comparing the fair value of the reporting unit to its carrying value (including goodwill). We base our estimates of the fair value of the reporting unit on valuation models using criterion such as multiples of earnings.  See Note 4 for additional information.  Other long-lived assets (exclusive of goodwill) are reviewed for impairment whenever events and circumstances indicate that such carrying amount cannot be recoverable by assessing the recoverability of the carrying value through undiscounted net cash flows expected to be generated by the assets.

Income taxes - We file a consolidated federal income tax return with our eligible subsidiaries.  We use the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are established for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases.   We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered.

Postretirement and pension plans – We recognize the overfunded or underfunded status of our defined benefit and postretirement plans as an asset or a liability on our balance sheet, with an adjustment to stockholders’ equity (reflected as an increase or decrease in accumulated other comprehensive income or loss) for the accumulated actuarial gains or losses.   Pension and postretirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits.   We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and postretirement benefits expense and obligations.  See Notes 11 and 12 for additional information.

Stock-based compensation – We measure our cost of awarding employees with equity instruments based upon allocations of the fair value of the award on the grant date.  See Note 15 for additional information.

Derivative financial instruments – We account for derivative instruments and hedging activities in accordance with applicable accounting guidance which requires that all derivative instruments, such as interest rate swaps, be recognized in the financial statements and measured at fair value regardless of the purpose or intent of holding them.  On the date a derivative contract is entered into, we designate the derivative as either (i) a fair value hedge, which involves a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment or (ii) a cash flow hedge, which involves a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability.  We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. If we determine that a derivative is not, or is no longer, highly effective as a hedge, we would discontinue hedge accounting prospectively.  We recognize all derivatives on the balance sheet at their fair value.  Changes in the fair value of derivative financial instruments are either recognized in income or stockholders’ equity (as a component of accumulated other comprehensive income (loss)), depending on the use of the derivative and whether it qualifies for hedge accounting.  We do not hold or issue derivative financial instruments for trading or speculative purposes.  Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.  See Note 7 for additional information.

Earnings per share – We determine basic earnings per share amounts on the basis of the weighted average number of common shares outstanding during the applicable accounting period.  Diluted earnings per share gives effect to all potential dilutive common shares that were outstanding during the period.  See Note 14 for additional information.

Cash equivalents - We consider short-term investments with a maturity at date of purchase of three months or less to be cash equivalents.

Recent accounting pronouncements - In September 2009, the Financial Accounting Standards Board updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles we offer to our customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We currently do not expect this standard update to have a material impact on our consolidated financial statements.

In January 2010, we adopted the accounting standard update regarding fair value measurements and disclosures, which requires additional disclosures and explanations for transfers of financial assets and liabilities between certain levels in the fair value hierarchy.  The adoption of this accounting standard update did not have a material impact on our consolidated financial statements.

Reclassifications – Certain amounts for prior periods have been reclassified to conform to current year presentation, including the reclassification of certain revenue components as more fully described in Note 20.

(2)           EMBARQ ACQUISITION

On July 1, 2009, we acquired Embarq through a merger transaction, with Embarq surviving the merger as a wholly-owned subsidiary of CenturyLink.  We accounted for such acquisition pursuant to Financial Accounting Standards Board guidance on business combinations, which requires an acquiring entity to recognize all of the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions.  Such guidance also changed the accounting treatment for certain specific items, including acquisition costs, acquired contingent liabilities, restructuring costs, deferred tax asset valuation allowances and income tax uncertainties after the acquisition date and is effective for us for all business combinations with acquisition dates after January 1, 2009.

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

The results of operations of Embarq are included in our consolidated results of operations beginning July 1, 2009.  Approximately $4.866 billion and $2.563 billion of operating revenues of Embarq are included in our consolidated results of operations for 2010 and 2009, respectively.  CenturyLink was the accounting acquirer in this transaction.  We have recognized Embarq’s assets and liabilities at their acquisition date estimated fair values.  The assignment of a fair value to the assets acquired and liabilities assumed of Embarq (and the related estimated lives of depreciable tangible and identifiable intangible assets) require a significant amount of judgment.  The fair value of property, plant and equipment and identifiable intangible assets were determined based upon analysis performed by an independent valuation firm.  The fair value of pension and postretirement obligations was determined by independent actuaries.  The fair value of long-term debt was determined by management based on a discounted cash flow analysis, using the rates and maturities of these obligations compared to terms and rates currently available in the long-term financing markets at the time of acquisition.  All other fair value determinations, which consisted primarily of Embarq’s current assets, current liabilities and deferred income taxes, were made by management.  Upon the end of the measurement period in June 2010, we assigned the following final fair value amounts to the assets acquired and liabilities assumed for the Embarq acquisition.

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
_________________
* Includes a fair value of $440 million assigned to accounts receivable which had a gross contractual value of $492 million as of July 1, 2009. The $52 million difference represents our best estimate as of July 1, 2009 of the contractual cash flows that would not be collected.

We recognized approximately $88 million of liabilities arising from contingencies as of the acquisition date on the basis that it was probable that a liability had been incurred and the amount could be reasonably estimated.  Such contingencies primarily relate to transaction and property tax contingencies and contingencies arising from billing disputes with various parties in the communications industry.

The following unaudited pro forma financial information presents the combined results of CenturyLink and Embarq as though the acquisition had been consummated as of January 1, 2009 and 2008, respectively, for the two periods presented below.

	Twelve months
	ended December 31,
	2009	2008
	(Dollars, except per share amounts, in thousands)

Operating revenues	$7,645,000	8,289,000
Income before extraordinary item	$895,000	1,087,000
Basic earnings per share before extraordinary item	$3.00	3.55
Diluted earnings per share before extraordinary item	$2.99	3.53

These results include certain adjustments, primarily due to adjustments to depreciation and amortization associated with the property, plant and equipment and identifiable intangible assets, increased retiree benefit costs due to the remeasurement of the benefit obligations, and the related income tax effects.  Pro forma operating revenues for the year ended December 31, 2009 include approximately $104 million of revenues that would have been eliminated had our July 1, 2009 discontinuance of the application of regulatory accounting been effective as of January 1, 2009.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results.  Other than those actually realized during the last half of 2009, the pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that have resulted or could result from the acquisition.

During 2010 and 2009, we recognized an aggregate of approximately $121.7 million and $253.7 million, respectively, of integration, transaction and other costs related to the Embarq acquisition, including costs associated with system and customer conversions, employee-related severance and benefit costs, investment banker and legal fees associated with the merger closing, and branding costs associated with changing our trade name to CenturyLink.

In connection with consummating the Embarq acquisition, on July 1, 2009, we amended our charter to (i) eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share, and (ii) increase the authorized number of shares of our common stock from 350 million to 800 million.  As so amended and restated, our charter provides that each share of our common stock is entitled to one vote per share with respect to each matter properly submitted to shareholders for their vote, consent, waiver, release or other action.

On January 23, 2009, Embarq amended its Credit Agreement to effect, upon completion of the merger, a waiver of the event of default that would have arisen under the Credit Agreement solely as a result of the merger and enabled the Credit Agreement, as amended, to remain in place after the merger.  Previously, in connection with agreeing to acquire Embarq, we had entered into a commitment letter with various lenders which provided for an $800 million bridge facility that would have been available to, among other things, refinance borrowings under the Credit Agreement in the event a waiver of the event of default arising from the consummation of the merger could not have been obtained and other financing was unavailable.  On January 23, 2009, we terminated the commitment letter and paid an aggregate of $8.0 million to the lenders.  Such amount is reflected as an expense (in Other income (expense)) in 2009.

(3)           PENDING ACQUISITION OF QWEST

On April 21, 2010, we entered into a definitive agreement under which we propose to acquire Qwest Communications International Inc. (“Qwest”) in a tax-free stock-for-stock transaction.  Under the terms of the agreement, Qwest shareholders will receive 0.1664 CenturyLink shares for each share of Qwest common stock they own at closing.  CenturyLink shareholders are expected to own approximately 50.5% and Qwest shareholders are expected to own approximately 49.5% of the combined company at closing.  As of December 31, 2010, Qwest had outstanding approximately (i) 1.764 billion shares of common stock and (ii) $11.947 billion of long-term debt.

Completion of the transaction is subject to the receipt of regulatory approvals, including approvals from the Federal Communications Commission and certain state public service commissions, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction on April 1, 2011.  If the merger agreement is terminated under certain circumstances, we may be obligated to pay Qwest a termination fee of $350 million or Qwest may be obligated to pay CenturyLink a termination fee of $350 million.

(4)           GOODWILL AND OTHER ASSETS

           Goodwill and other assets at December 31, 2010 and 2009 were composed of the following:

December 31,	2010	2009
	(Dollars in thousands)

Goodwill	$10,260,640	10,251,758
Intangible assets subject to amortization
Customer list, less accumulated amortization of $349,402 and $148,491	929,907	1,130,817
Other, less accumulated amortization of $8,297 and $22,466	41,670	47,101
Intangible assets not subject to amortization	268,500	268,500
Billing system development costs, less accumulated amortization of $73,735 and $61,672	162,809	174,872
Investment in 700 MHz wireless spectrum licenses	149,425	149,425
Deferred costs associated with installation activities	114,375	91,865
Cash surrender value of life insurance contracts	99,462	100,945
Investment in unconsolidated cellular partnership	33,019	32,679
Other	80,686	94,037
	$12,140,493	12,341,999

Our goodwill was derived from numerous previous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired.   The change in the balance of goodwill from December 31, 2009 is attributable to the finalization of the assignment of fair value to Embarq’s assets and liabilities acquired (primarily certain contingent liabilities and deferred income taxes finalized within the measurement period) in connection with our July 1, 2009 acquisition of Embarq.

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

As of September 30, 2010, we completed our annual impairment test of goodwill and concluded that our goodwill was not impaired as of that date and we believe that no events have occurred subsequent to that date that would impact our analysis.  However, as of September 30, 2010, the estimated fair value of the Southern region exceeded its carrying value by less than 10%.  Should events occur (such as continued access line losses or other revenue reductions) that would cause the fair value to decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

We are amortizing our customer list intangible asset associated with our Embarq acquisition over an average of 10 years using an accelerated method of amortization (sum-of-the-years digits) to more closely match the estimated cash flow generated by such asset.  Our remaining customer list intangible assets are being amortized over a range of 5-15 years using the straight-line amortization method.  Effective July 1, 2009 we changed the assessment of useful life for our franchise rights from indefinite to 20 years (straight-line).  We periodically evaluate our customer list intangible asset to insure that our current amortization method and remaining useful lives are appropriate.

Total amortization expense related to the intangible assets subject to amortization for 2010 was $206.3 million and is expected to be $185.6 million for 2011, $164.5 million for 2012, $145.2 million for 2013, $126.0 million in 2014 and $106.9 million in 2015 (based on intangible assets held at December 31, 2010).

In connection with our acquisition of Embarq, we established an intangible asset associated with right-of-way and other real estate agreements of approximately $268.5 million.  We have concluded that such asset has an indefinite life and therefore is currently not being amortized.  We annually review this asset for potential impairment.

We accounted for the costs to develop an integrated billing and customer care system in accordance with applicable accounting guidance related to internally developed software.  Aggregate capitalized costs (before accumulated amortization) totaled $236.5 million and are being amortized over a twenty-year period.

The costs associated with installation activities are deferred and recognized as an operating expense over the estimated life of the customer relationship (10 years).  Such costs are only deferred to the extent of the related deferred revenue.

During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC’s auction of 700 megahertz wireless spectrum.    We annually review this asset for potential impairment.

(5)           PROPERTY, PLANT AND EQUIPMENT

    Net property, plant and equipment at December 31, 2010 and 2009 was composed of the following:

December 31,	2010	2009
	(Dollars in thousands)

Cable and wire	$8,194,393	8,133,830
Central office	5,082,850	4,611,407
General support	2,199,525	1,873,525
Fiber transport	370,196	343,208
Information origination/termination	104,831	85,029
Construction in progress	271,736	430,119
Other	105,713	79,645
	16,329,244	15,556,763
Accumulated depreciation	(7,574,768)	(6,459,624)
Net property, plant and equipment	$8,754,476	9,097,139

Depreciation expense was $1.227 billion, $838.8 million and $506.9 million in 2010, 2009 and 2008, respectively.

(6)           Long-term Debt

           Our long-term debt as of December 31, 2010 and 2009 was as follows:

December 31,	2010	2009
	(Dollars in thousands)
CenturyLink
.82%* Senior credit facility	$365,000	291,200
Senior notes and debentures:
7.20% Series D, due 2025	100,000	100,000
6.875% Series G, due 2028	425,000	425,000
8.375% Series H	-	482,470
7.875% Series L, due 2012	317,530	317,530
5.0% Series M, due 2015	350,000	350,000
6.0% Series N, due 2017	500,000	500,000
5.5% Series O, due 2013	175,665	175,665
7.6% Series P, due 2039	400,000	400,000
6.15% Series Q, due 2019	250,000	250,000
Unamortized net discount	(4,205)	(5,331)
Unamortized premium associated with derivative instruments:
Series H senior notes	-	2,240
Series L senior notes	5,739	9,182
Total CenturyLink	2,884,729	3,297,956

Subsidiaries
Embarq Corporation
Senior notes
6.738% due 2013	528,256	528,256
7.1%, due 2016	2,000,000	2,000,000
8.0%, due 2036	1,485,000	1,485,000
8.1%* Other, due through 2025	522,223	524,273
Unamortized net discount	(174,991)	(178,155)
First mortgage debt
5.40%* notes, payable to agencies of the U. S. government and cooperative lending associations, due in installments through 2028	82,270	94,603
Other debt
10.0% notes	100	100
Capital lease obligations	-	1,685
Total subsidiaries	4,442,858	4,455,762
Total long-term debt	7,327,587	7,753,718
Less current maturities	11,583	500,065
Long-term debt, excluding current maturities	$7,316,004	7,253,653
* Weighted average interest rate at December 31, 2010

The approximate annual debt maturities for the five years subsequent to December 31, 2010 are as follows: 2011 - $11.6 million; 2012 - $327.6 million; 2013 - $818.5 million; 2014 - $31.5 million and 2015 $715.3 million.

            Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance of additional debt, payment of cash dividends, reacquisition of capital stock and other matters.  In addition, the transfer of funds from certain consolidated subsidiaries to CenturyLink is restricted by various loan agreements.  Subsidiaries which have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyLink, but may pay dividends if certain financial ratios are met.  At December 31, 2010, all of our consolidated retained earnings reflected on the balance sheet was available under our loan agreements for the declaration of dividends.

The senior notes and debentures of CenturyLink referred to above were issued under an indenture dated March 31, 1994.  This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party.  The indenture does not contain any provisions that are impacted by our credit ratings, or that restrict the issuance of new securities in the event of a material adverse change to us.

Embarq’s senior notes were issued pursuant to an indenture dated as of May 17, 2006.  While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq’s consolidated net tangible assets.  The indenture contains customary events of default, none of which are impacted by Embarq’s credit rating.  The indenture does not contain any financial covenants or restrictions on the ability to issue new securities in accordance with the terms of the indenture.

Various of our other subsidiaries have outstanding first mortgage bonds or unsecured debentures.  Each issue of these first mortgage bonds are secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 50% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

In September 2009, CenturyLink and its wholly-owned subsidiary, Embarq, commenced joint debt tender offers under which they offered to purchase up to $800 million of their outstanding notes.   In October 2009, (i) Embarq purchased for cash $471.7 million principal amount of its 6.738% Notes due 2013 and (ii) CenturyLink purchased for cash $74.3 million principal amount of its 5.5% Series O Senior Notes, due 2013, $182.5 million principal amount of its 7.875% Series L Senior Notes, due 2012, and $17.5 million principal amount of its 8.375% Series H Senior Notes, due 2010.  Due primarily to the premiums paid in connection with these debt extinguishments, we recorded a one-time pre-tax charge of approximately $61 million in the fourth quarter of 2009 related to the completion of the tender offers (which is reflected in other income (expense) and interest expense on our consolidated statements of income).

We funded these debt tender offers with net proceeds of $644.4 million from the September 2009 issuance of (i) $250 million of 10-year, 6.15% Series Q senior notes and $400 million of 30-year, 7.6% Series P senior notes and (ii) additional borrowings under our existing revolving credit facility.

As of December 31, 2010, we had available two unsecured revolving credit facilities, (i) a five-year, $750 million facility of CenturyLink and (ii) an $800 million facility of Embarq.   As of December 31, 2010, we had approximately $365.0 million outstanding under these credit facilities (all of which related to CenturyLink’s facility).

In January 2011, we entered into a new four-year revolving credit facility that allows us to borrow up to $1.0 billion initially with the total capacity of the credit facility increasing to $1.7 billion upon the consummation of our pending acquisition of Qwest.  Up to $400 million of this new credit facility can be used for letters of credit.  Interest will be assessed on future borrowings using the London Interbank Offered Rate (LIBOR) plus an applicable margin between .5% and 2.5% per annum depending on the type of loan and our then current senior unsecured long-term debt rating.  Upon the execution of the new credit facility, the two credit facilities mentioned above were terminated.  As a result of the execution of the new credit facility in early 2011, the amount outstanding under our predecessor credit facility as of December 31, 2010 has been reflected in long-term debt.  As of February 28, 2011, we had $280 million outstanding under the new credit facility.  For additional information regarding our new replacement credit facility, see Note 22.

As was the case with our predecessor credit facilities, (i) outstanding letters of credit directly reduce the amount available for other extensions of credit under our new credit facility and (ii) outstanding borrowings under our commercial paper program, which effectively cannot exceed the amount available under our new facility, effectively have the same result on our borrowing capacity under the new facility.  As of February 28, 2011, approximately $61 million of letters of credit were outstanding and no amounts were outstanding under our commercial paper program.

(7)           DERIVATIVE INSTRUMENTS

    In 2003, we entered into four separate fair value interest rate hedges associated with the full $500 million principal amount of our Series L senior notes, due 2012, that pay interest at a fixed rate of 7.875%.  These hedges were “fixed to variable” interest rate swaps that effectively converted our fixed rate interest payment obligations under these notes into obligations to pay variable rates.  In January 2008, we terminated all of our existing “fixed to variable” interest rate swaps associated with the full $500 million principal amount of our Series L senior notes.  In connection with the termination of these derivatives, we received aggregate cash payments of approximately $25.6 million, which has been reflected as a premium of the associated long-term debt and is being amortized as a reduction of interest expense through 2012 using the effective interest method.  In addition, in January 2008, we also terminated certain other derivatives that were not deemed to be effective hedges.  Upon the termination of these derivatives, we paid an aggregate of approximately $4.9 million (and recorded a $3.4 million pre-tax charge in the first quarter of 2008 related to the settlement of these derivatives).  During 2010 and as of December 31, 2010, we had no derivative instruments outstanding.

(8)           DEFERRED CREDITS AND OTHER LIABILITIES

    Deferred credits and other liabilities at December 31, 2010 and 2009 were composed of the following:

December 31,	2010	2009
	(Dollars in thousands)

Deferred federal and state income taxes	$2,368,698	2,256,579
Accrued pension costs	802,090	960,610
Accrued postretirement benefit costs	503,907	525,033
Deferred revenue	147,759	136,969
Unrecognized tax benefits for uncertain tax positions	66,501	83,931
Casualty insurance reserves	64,183	60,666
Other	110,755	111,294
	$4,063,893	4,135,082

    For additional information on deferred federal and state income taxes, accrued pension costs and accrued postretirement benefit costs, see Notes 13, 12 and 11, respectively.

(9)           REDUCTIONS IN WORKFORCE

During each of the last three years, we have announced workforce reductions primarily due to (i) increased competitive pressures and the loss of access lines over the last several years; (ii) progression or completion of our Embarq and Madison River integration plans; and (iii) the elimination of certain customer service personnel due to reduced call volumes.  In connection therewith, we incurred pre-tax operating expense charges of approximately $27.3 million in 2010, $80.6 million in 2009 and $2.0 million in 2008 for severance and related costs.

The following table reflects additional information regarding the severance-related liability for 2010, 2009 and 2008 (in thousands):

Balance at December 31, 2007	$1,835
Amount accrued to expense	2,046
Amount paid	(2,083)
Balance at December 31, 2008	1,798
Severance-related liability assumed in Embarq acquisition	31,086
Amount accrued to expense	80,580
Amount paid	(44,895)
Balance at December 31, 2009	68,569
Amount accrued to expense	27,258
Amount paid	(77,823)
Balance at December 31, 2010	$18,004

(10)           STOCKHOLDERS’ EQUITY

Common stock - Unissued shares of CenturyLink common stock were reserved as follows:

December 31,	2010
(In thousands)

Incentive compensation programs	25,245
Acquisitions	4,064
Employee stock purchase plan	3,990
Dividend reinvestment plan	595
Conversion of convertible preferred stock	13
33,907

In January 2009, in connection with the special meeting of shareholders to approve share issuances in connection with our acquisition of Embarq, our shareholders approved a charter amendment to eliminate certain special voting rights of long-term shareholders upon the consummation of the Embarq acquisition. On July 1, 2009, we issued 196.1 million shares of CenturyLink common stock in connection with the acquisition of Embarq.    See Note 2 for additional information.

    In accordance with previously-announced stock repurchase programs, we repurchased 9.7 million shares (for $347.3 million) in 2008.

    In December 2007, the Financial Accounting Standards Board issued guidance regarding noncontrolling interests in consolidated financial statements, which requires noncontrolling interests to be recognized as equity in the consolidated financial statements.  In addition, net income attributable to such noncontrolling interests is required to be included in consolidated net income.  This guidance was effective for our 2009 fiscal year and prior periods have been adjusted to reflect this presentation.

Preferred stock - As of December 31, 2010, we had 2.0 million shares of authorized preferred stock, $25 par value per share.  At December 31, 2010 and 2009, there were approximately 9,400 shares of outstanding convertible preferred stock.  Holders of outstanding CenturyLink preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink’s liquidation and vote as a single class with the holders of common stock.

(11)           POSTRETIREMENT BENEFITS

Our postretirement health care plan provides postretirement benefits to qualified retirees.  The postretirement health care plan we assumed as part of our acquisition of Embarq provides postretirement benefits to qualified legacy Embarq retirees and allows (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis.  The postretirement health care plan is generally funded by us and we expect to continue funding these postretirement obligations as benefits are paid.  Our plan uses a December 31 measurement date.

The following is a reconciliation of the beginning and ending balances for the benefit obligation and the plan assets.

December 31,	2010	2009	2008
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$582,345	292,887	306,633
Service cost	14,680	8,764	4,926
Interest cost	32,118	26,693	19,395
Participant contributions	14,382	3,013	2,789
Plan amendments	(846)	-	(9,093)
Acquisitions	-	228,200	-
Direct subsidy receipts	1,092	626	1,092
Actuarial (gain) loss	(31,977)	58,455	(11,992)
Benefits paid	(54,073)	(36,293)	(20,863)
Benefit obligation at end of year	$557,721	582,345	292,887

Change in plan assets
Fair value of plan assets at beginning of year	$57,312	16,805	28,324
Return (loss) on plan assets	5,916	6,405	(6,166)
Acquisitions	-	33,200	-
Employer contributions	30,277	34,182	12,721
Participant contributions	14,382	3,013	2,789
Benefits paid	(54,073)	(36,293)	(20,863)
Fair value of plan assets at end of year	$53,814	57,312	16,805

The following table sets forth the amounts recognized as liabilities on the balance sheet for postretirement benefits at December 31, 2010, 2009 and 2008.

December 31,	2010	2009	2008
	(Dollars in thousands)

Benefit obligation	$(557,721)	(582,345)	(292,887)
Fair value of plan assets	53,814	57,312	16,805
Accrued benefit cost	$(503,907)	(525,033)	(276,082)

    Net periodic postretirement benefit cost for 2010, 2009 (which only includes the effects of our Embarq acquisition subsequent to July 1, 2009) and 2008 included the following components:

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)

Service cost	$14,680	8,764	4,926
Interest cost	32,118	26,693	19,395
Expected return on plan assets	(3,435)	(2,386)	(2,337)
Amortization of unrecognized prior service credit	(3,433)	(3,546)	(2,606)
Amortization of unrecognized net loss	942	-	-
Net periodic postretirement benefit cost	$40,872	29,525	19,378

    The unamortized prior service credit ($11.7 million as of December 31, 2010) and unrecognized net actuarial loss ($30.6 million as of December 31, 2010) components have been reflected as a $12.3 million after-tax decrease to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of net amortization income of the above unrecognized items that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic postretirement cost during 2011 is $2.3 million income for the prior service credit.

    Assumptions used in accounting for postretirement benefits as of December 31, 2010 and 2009 were:

	2010	2009
Determination of benefit obligation
Discount rate	5.30%	5.7-5.8%
Healthcare cost increase trend rates
Following year	8.50%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate cost trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate cost trend rate	2018	2014

Determination of benefit cost
Discount rate	5.7-5.8%	6.4-6.90%
Expected return on plan assets	7.25%	8.25-8.50%

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

Assumed health care cost trends have an impact on the amounts reported for postretirement benefit plans.  A one-percentage-point change in assumed health care cost rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on annual total of service and interest cost components	$108	(132)
Effect on postretirement benefit obligation	$1,285	(1,527)

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

Our weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	2010	2009
Equity securities	19.9%	18.6
Debt securities	72.2	64.5
Cash and cash equivalents	7.9	16.9
Total	100.0%	100.0

As of December 31, 2010, we used the following valuation techniques to measure fair value for assets.  There were no changes to these methodologies during 2010:

Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant input were observable at the measurement date.

Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date.

    The following table presents the hierarchy levels for our postretirement benefit plan’s investments as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities
Common stocks, preferred stocks, equity funds and related securities	$5,204	5,487	-	10,691
Debt securities	35,222	3,648	-	38,870
Cash	4,253	-	-	4,253
Total	$44,679	9,135	-	53,814

The following table presents the hierarchy levels for our postretirement benefit plan’s investments as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities
Common stocks, preferred stocks, equity funds and related securities	$4,967	5,688	-	10,655
Debt securities	32,900	4,075	-	36,975
Cash	9,682	-	-	9,682
Total	$47,549	9,763	-	57,312

Our plan invests in various securities, some of which are exposed to various risks such as interest rate, market and credit risks.  Due to the level of risk associated with certain investment securities, it is at least reasonably possible that changes in the values of investment securities will occur in the near term and that those changes could materially affect the amounts reported in the statement of net assets available for benefits.

Based on current estimates, we expect to contribute approximately $47.9 million to our postretirement benefit plan in 2011.

Our estimated future projected benefit payments under our postretirement benefit plan are as follows:

	Before Medicare	Medicare	Net of
Year	Subsidy	Subsidy	Medicare Subsidy
	(Dollars in thousands)

2011	$49,206	(1,351)	47,855
2012	$51,186	(1,600)	49,586
2013	$47,751	(1,852)	45,899
2014	$46,281	(2,099)	44,182
2015	$45,620	(2,351)	43,269
2016-2020	$203,780	(5,537)	198,243

(12)           DEFINED BENEFIT AND OTHER RETIREMENT PLANS

We sponsor defined benefit pension plans for substantially all employees, including separate plans for legacy CenturyLink employees and legacy Embarq employees.   Until such time as we elect to integrate Embarq’s benefit plans with ours, we plan to continue to operate these plans independently.  Pension benefits for participants of these plans who are represented by a collective bargaining agreement are based on negotiated schedules.  All other participants’ pension benefits are based on each individual participant’s years of service and compensation.  Both CenturyLink and Embarq have previously sponsored, or continue to sponsor, supplemental executive retirement plans providing certain officers with supplemental retirement, death and disability benefits.  We use a December 31 measurement date for all our plans.

To align our benefit structure closer to those offered by our competitors, in late 2010 we froze pension benefit accruals for our non-represented employees as of December 31, 2010.  Such action resulted in a reduction of our benefit obligation of approximately $110.2 million and resulted in the recognition of a curtailment gain of approximately $20.9 million in 2010.

In late February 2008, our Board of Directors approved certain actions related to CenturyLink’s Supplemental Executive Retirement Plan, including (i) freezing benefit accruals effective February 29, 2008 and (ii) amending the plan in the second quarter of 2008 to permit participants to receive in 2009 a lump sum distribution of the present value of their accrued plan benefits based on their election.  We also enhanced plan termination benefits by (i) crediting each active participant with three additional years of service and (ii) crediting each participant who was not in pay status under the plan with three additional years of age in connection with calculating the present value of any lump sum distribution.  We recorded an aggregate curtailment loss of approximately $8.2 million in 2008 related to the above-described items.  In addition, principally due to the payment of the lump sum distributions in early 2009, we also recognized a settlement loss (which is included in selling, general and administrative expense) of approximately $7.7 million in 2009.

Due to change of control provisions that were triggered upon the consummation of the Embarq acquisition on July 1, 2009, certain retirees who were receiving monthly annuity payments under a CenturyLink supplemental executive retirement plan were paid a lump sum distribution calculated in accordance with the provisions of the plan.  A settlement expense of approximately $8.9 million was recognized in the third quarter of 2009 as a result of these actions.

The legacy Embarq pension plan contains a provision that grants early retirement benefits for certain participants affected by workforce reductions.  During 2009, we recognized approximately $14.7 million of additional pension expense related to these contractual benefits.

    The following is a reconciliation of the beginning and ending balances for the aggregate benefit obligation and the assets for our above-referenced defined benefit plans.

December 31,	2010	2009	2008
	(Dollars in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$4,181,582	462,701	469,437
Service cost	61,156	36,223	13,761
Interest cost	245,753	134,898	29,373
Plan amendments	4,304	16,016	2,393
Acquisitions	-	3,467,260	-
Actuarial (gain) loss	426,700	231,663	(24,819)
Contractual retirement benefits	-	14,676	-
Curtailment (gain) loss	(110,169)	-	8,235
Settlements	-	8,294	(1,945)
Benefits paid	(275,357)	(190,149)	(33,734)
Benefit obligation at end of year	$4,533,969	4,181,582	462,701

Change in plan assets
Fair value of plan assets at beginning of year	$3,219,706	352,830	459,198
Return (loss) on plan assets	482,709	473,878	(123,210)
Acquisitions	-	2,407,200	-
Employer contributions	304,811	175,946	52,521
Settlements	-	-	(1,945)
Benefits paid	(275,357)	(190,148)	(33,734)
Fair value of plan assets at end of year	$3,731,869	3,219,706	352,830

The following table sets forth the combined plans’ funded status and amounts recognized in our consolidated balance sheet at December 31, 2010, 2009 and 2008.

December 31,	2010	2009	2008
	(Dollars in thousands)

Benefit obligation	$(4,533,969)	(4,181,582)	(462,701)
Fair value of plan assets	3,731,869	3,219,706	352,830
Net amount recognized	$(802,100)	(961,876)	(109,871)

Amounts recognized on the balance sheet consist of:

December 31,	2010	2009

	(Dollars in thousands)

Accrued expenses and other current liabilities	$(10)	(1,266)
Other deferred credits	(802,090)	(960,610)
Net amount recognized	$(802,100)	(961,876)

    Our aggregate accumulated benefit obligation as of December 31, 2010 and 2009 was $4.509 billion and $4.042 billion, respectively.

Net periodic pension expense for 2010, 2009 (which only includes the effects of our Embarq acquisition subsequent to July 1, 2009) and 2008 included the following components:

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)

Service cost	$61,156	36,223	13,761
Interest cost	245,753	134,898	29,373
Expected return on plan assets	(283,026)	(127,613)	(36,667)
Curtailment (gain) loss	(20,908)	-	8,235
Settlements	-	17,834	410
Contractual retirement benefits	-	14,676	-
Net amortization and deferral	18,765	16,271	3,377
Net periodic pension expense	$21,740	92,289	18,489

The unamortized prior service cost ($18.9 million as of December 31, 2010) and unrecognized net actuarial loss ($187.5 million as of December 31, 2010) components have been reflected as a $206.4 million net reduction ($127.1 million after-tax) to accumulated other comprehensive loss within stockholders’ equity.  The estimated amount of amortization expense of the above unrecognized amounts that will be amortized from accumulated other comprehensive loss and reflected as a component of net periodic pension cost for 2011 are (i) $2.4 million for the prior service cost and (ii) $13.4 million for the net actuarial loss.

Assumptions used in accounting for pension plans as of December 31, 2010 and 2009 were:

	2010	2009
Determination of benefit obligation
Discount rate	5.0-5.5%	5.5-6.0
Weighted average rate of compensation increase	3.25-4.0%	3.5-4.0

Determination of benefit cost
Discount rate	5.5-6.0%	6.60-6.90
Weighted average rate of compensation increase	3.5-4.0%	4.0
Expected return on plan assets*	8.25-8.50%	8.25-8.50
*  For 2011, we are reducing our long-term assumed rate of return assumption to 7.5% for our legacy CenturyLink pension plan and 8.0% for our legacy Embarq pension plan.

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

    Our pension plans weighted-average asset allocations at December 31, 2010 and 2009 by asset category are as follows:

	2010	2009
Equity securities	52.3%	49.3
Debt securities	33.4	28.8
Hedge funds	4.3	8.5
Real estate	4.9	5.0
Cash equivalents and other	5.1	8.4
Total	100.0%	100.0

As of December 31, 2010, we used the following valuation techniques to measure fair value for assets.  There were no changes to these methodologies during 2010:

Level 1 - Assets were valued using the closing price reported in the active market in which the individual security was traded.

Level 2 - Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant input were observable at the measurement date.

Level 3 - Assets were valued using valuation reports from the respective institutions at the measurement date.

The following table presents the hierarchy levels for our defined benefit pension plans’ investments as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities
Common stocks, preferred stocks, equity funds and related securities	$1,675,565	277,269	-	1,952,834
Debt securities
Corporate bonds and related securities	-	911,122	1,589	912,711
Government bonds, municipal bonds and related securities	-	331,937	2,899	334,836
Hedge funds	-	-	161,612	161,612
Real estate	-	-	181,581	181,581
Cash and cash equivalents	26,041	-	-	26,041
Other	13,473	146,172	2,609	162,254
Total	$1,715,079	1,666,500	350,290	3,731,869

The following table presents the hierarchy levels for our defined benefit pension plans’ investments as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Equity securities
Common stocks, preferred stocks, equity funds and related securities	$1,345,669	242,852	-	1,588,521
Debt securities
Corporate bonds and related securities	-	798,143	1,005	799,148
Government bonds, municipal bonds and related securities	-	129,129	-	129,129
Hedge funds	-	113,340	159,886	273,226
Real estate	-	-	161,336	161,336
Cash and cash equivalents	21,210	-	-	21,210
Other	67,156	181,116	(1,136)	247,136
Total	$1,434,035	1,464,580	321,091	3,219,706

The following sets forth a summary of changes in the fair value of our defined benefit pension plans’ Level 3 assets for the year ended December 31, 2010:

		Hedge	All
	Real estate	funds	other	Total
	(Dollars in thousand)

Balance, beginning of year	$161,336	159,886	(131)	321,091
Realized gain (loss) in investments, net	(1,677)	2,102	92	517
Unrealized gain (loss) in investments, net	20,038	8,851	169	29,058
Purchases and sales, net	1,884	(9,227)	6,967	(376)
Balance, end of year	$181,581	161,612	7,097	350,290

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

Some of our plans’ investment securities have contractual cash flows, such as asset backed securities, collateralized mortgage obligations, and commercial and government mortgage backed securities, including securities backed by sub-prime mortgage loans.  The value, liquidity, and related income of these securities are sensitive to changes in economic conditions, including real estate values, delinquencies or defaults, or both, and may be adversely affected by shifts in the market’s perception of the issuers and changes in interest rates.

During 2010, we contributed $300 million to the legacy Embarq pension plan.  Based on current actuarial estimates, we expect to contribute approximately $100 million to the legacy Embarq pension plan in 2011.

Our estimated future projected benefit payments under our defined benefit pension plans are as follows: 2011 - $268.0 million; 2012 - $272.6 million; 2013 - $280.3 million; 2014 - $284.7 million; 2015 - $289.8 million; and 2016-2020 - $1.526 billion.

We also sponsor qualified profit sharing plans pursuant to Section 401(k) of the Internal Revenue Code which are available to substantially all employees.  Our matching contributions to these plans were $16.7 million in 2010, $13.8 million in 2009 and $10.5 million in 2008.

(13)           INCOME TAXES

Income tax expense included in the Consolidated Statements of Income was as follows:

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)
Federal
Current	$384,443	158,248	141,604
Deferred	145,166	210,202	59,669
State
Current	66,740	2,285	(14,765)
Deferred	(13,398)	12,206	7,849
	$582,951	382,941	194,357

Income tax expense was allocated as follows:

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)
Income tax expense in the consolidated statements of income:
Attributable to income before extraordinary item	$582,951	301,881	194,357
Attributable to extraordinary item	-	81,060	-
Stockholders’ equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(11,884)	(4,194)	(1,123)
Tax effect of the change in accumulated other comprehensive loss	(33,873)	29,460	(47,581)

    The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

Year ended December 31,	2010	2009	2008
	(Percentage of pre-tax income)

Statutory federal income tax rate	35.0%	35.0	35.0
State income taxes, net of federal income tax benefit	1.9	2.0	2.0
Change in tax treatment of Medicare subsidy	0.3	-	-
Nondeductible acquisition related costs	0.2	0.7	0.3
Nondeductible compensation pursuant to executive compensation limitations	0.2	0.9	0.2
Recognition of previously unrecognized tax benefits	-	(1.5)	(2.3)
Other, net	0.5	0.1	(0.5)
Effective income tax rate	38.1%	37.2	34.7

Included in income tax expense in 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation signed into law in March 2010.  In addition, a portion of our transaction costs associated with our pending acquisition of Qwest is considered non-deductible for income tax purposes.  The treatment of these costs as non-deductible resulted in the recognition of approximately $3.9 million of higher income tax expense in 2010 than would have been recognized had such costs been deductible for income tax purposes.  Certain executive compensation amounts, including the lump sum distributions paid to certain executive officers upon discontinuing the Supplemental Executive Retirement Plan (see Note 12), are reflected as nondeductible for income tax purposes pursuant to executive compensation limitations of the Internal Revenue Code.  The treatment of these amounts as non-deductible resulted in the recognition of approximately $3.3 million and $9.8 million of income tax expense in 2010 and 2009, respectively, above amounts that would have been recognized had such payments been deductible for income tax purposes.  Our 2009 effective tax rate was also higher because a portion of our Embarq merger-related transaction costs incurred during 2009 are nondeductible for income tax purposes (with such treatment resulting in a $7.4 million increase to income tax expense).

In 2009, our effective tax rate was reduced by a $7.0 million reduction to our net deferred tax asset valuation allowance associated with state operating loss carryforwards.

During 2009 and 2008, we recognized net after-tax benefits of approximately $15.7 million and $12.8 million, respectively, which include (i) the recognition of previously unrecognized tax benefits primarily due to certain issues being effectively settled through examinations or the lapse of statute of limitations and (ii) other adjustments needed upon finalization of tax returns.

    The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and 2009 were as follows:

December 31,	2010	2009
	(Dollars in thousands)
Deferred tax assets
Postretirement and pension benefit costs	$509,950	479,163
Net state operating loss carryforwards	74,933	64,782
Other employee benefits	45,458	67,048
Other	115,750	127,306
Gross deferred tax assets	746,091	738,299
Less valuation allowance	(42,894)	(41,533)
Net deferred tax assets	703,197	696,766

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(1,761,500)	(1,573,986)
Goodwill and other intangible assets	(1,158,525)	(1,189,141)
Other	(70,529)	(106,900)
Gross deferred tax liabilities	(2,990,554)	(2,870,027)
Net deferred tax liability	$(2,287,357)	(2,173,261)

    Of the $2.287 billion net deferred tax liability as of December 31, 2010, approximately $2.369 billion is reflected as a long-term liability and approximately $81.3 million is reflected as a net current deferred tax asset.

We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize.  As of December 31, 2010, we had available tax benefits associated with net state operating loss carryforwards, which expire through 2030, of $74.9 million.  The ultimate realization of the benefits of the carryforwards is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider our scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As of December 31, 2010, a valuation allowance of $42.9 million was established as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration.

The following table reflects the activity of our gross unrecognized tax benefits (excluding both interest and any related federal benefit) during 2010 (amounts expressed in thousands).

Unrecognized tax benefits at December 31, 2009	$327,227
Increase in tax positions taken in the current year	320
Increase due to tax positions taken in a prior year	7,272
Decrease due to the reversal of tax positions taken in a prior year	(22,525)
Decrease from the lapse of statute of limitations	(1,232)
Unrecognized tax benefits at December 31, 2010	$311,062

Approximately $246 million of the above unrecognized tax benefits represents refund claims related to the treatment of universal service fund receipts of certain subsidiaries acquired in connection with our Embarq acquisition, which due to the uncertainty of these claims have not been recognized in current or deferred taxes in our consolidated financial statements.  Of the remaining gross balance of $65.5 million, approximately $58.2 million is included as a component of “Deferred credits and other liabilities” and the remainder is included in “Accrued income taxes”.  If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, we would recognize approximately $37.0 million (including interest and net of federal benefit), which would lower our effective tax rate.

Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense.  We had accrued interest (presented before related tax benefits) of approximately $11.5 million and $9.9 million as of December 31, 2010 and December 31, 2009.

We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions.  Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.  Our open income tax years by major jurisdiction are as follows.

Jurisdiction	Open tax years
Federal	2007-current
State
Florida	2006-current
Georgia	2003-current
Louisiana	2007-current
North Carolina	2003-current
Oregon	2002-current
Texas	2001-current
Other states	2002-current

Additionally, Embarq, its subsidiaries, and their predecessors have filed amended returns on a specific tax issue relating to years as early as 1990. These amended returns have been audited by the IRS, and the refund claims contained therein have all been denied by the Exam Division and the Appeals Division of the IRS.  Embarq has filed suit for refund in U.S. District Court for a portion of the years, and is considering litigation for the rest.

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

Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $213.0 million within the next 12 months.  The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(14)             EARNINGS PER SHARE

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

Year ended December 31,	2010	2009	2008
	(Dollars, except per share amounts, and shares in thousands)
Income (Numerator):
Net income before extraordinary item	$947,705	511,254	365,732
Extraordinary item, net of income tax expense and noncontrolling interests	-	135,957	-
Net income attributable to CenturyLink, Inc.	947,705	647,211	365,732
Dividends applicable to preferred stock	(12)	(12)	(155)
Earnings applicable to unvested restricted stock awards:
Income before extraordinary item	(5,525)	(3,559)	(4,240)
Extraordinary item	-	(946)	-
Net income as adjusted for purposes of computing basic earnings per share	942,168	642,694	361,337
Dividends applicable to preferred stock	12	12	155
Net income as adjusted for purposes of computing diluted earnings per share	$942,180	642,706	361,492

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	301,428	199,177	103,467
Unvested restricted stock	(1,756)	(1,387)	(1,199)
Unvested restricted stock units	947	1,023	-
Weighted average number of shares outstanding during period for computing basic earnings per share	300,619	198,813	102,268

Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	169
Shares issuable under incentive compensation plans	665	231	123
Number of shares as adjusted for purposes of computing diluted earnings per share	301,297	199,057	102,560

Basic earnings per share
Before extraordinary item	$3.13	2.55	3.53
Extraordinary item	$-	.68	-
Basic earnings per share	$3.13	3.23	3.53

Diluted earnings per share
Before extraordinary item	$3.13	2.55	3.52
Extraordinary item	$-	.68	-
Diluted earnings per share	$3.13	3.23	3.52

The weighted average number of shares of common stock subject to issuance under outstanding options that were excluded from the computation of diluted earnings per share (because the exercise price of the option was greater than the average market price of the common stock) was 2.9 million for 2010, 4.1 million for 2009 and 2.1 million for 2008.

In June 2008, the Financial Accounting Standards Board issued guidance in determining whether instruments granted in share-based payment transactions are participating securities.  Based on this guidance, we have concluded that our outstanding non-vested restricted stock is a participating security and therefore should be included in the earnings allocation in computing earnings per share using the two-class method.  The guidance was effective for us beginning in first quarter 2009 and required us to adjust our previously reported earnings per share.

(15)           STOCK COMPENSATION PROGRAMS

    We recognize as compensation expense our cost of awarding employees with equity instruments by allocating the fair value of the award on the grant date over the period during which the employee is required to provide service in exchange for the award.

We currently maintain programs which allow the Board of Directors (through its Compensation Committee) and the Chief Executive Officer to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares.  As of December 31, 2010, we had reserved approximately 25.2 million shares of common stock which may be issued in connection with awards under our current incentive programs.  We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month periods stipulated in such program.

Upon the consummation of the Embarq acquisition on July 1, 2009 (see Note 2), outstanding Embarq stock options and restricted stock units were converted to 7.2 million CenturyLink stock options and 2.4 million restricted stock units based on the exchange ratio stipulated in the Embarq merger agreement.  The fair value of the former Embarq stock option awards that were converted to CenturyLink stock options was estimated as of the July 1, 2009 conversion date using a Black-Scholes option pricing model using the following assumptions: dividend yield – 9.12%; expected volatility – 27-50%; weighted average risk free interest rate – 0.5-2.6% and expected term - 0.3-6 years.  Other than in connection with converting the former Embarq stock options into CenturyLink stock options, we did not grant any stock options to employees in 2010 or 2009.

In late February 2008, the Compensation Committee authorized all long-term incentive grants for 2008 to be in the form of restricted stock instead of a mix of stock options and restricted stock as had been granted in recent years.  During 2008, prior to this authorization, 25,700 options were granted with a weighted average grant date fair value of $8.85 per share using a Black-Scholes option pricing model using the following assumptions:  dividend yield - 0.6%; expected volatility - 25%; weighted average risk free interest rate - 2.9%; and expected term - 4.5 years.  The expected volatility was based on the historical volatility of our common stock over the 4.5- year term mentioned above.  The expected term was determined based on the historical exercise and forfeiture rates for similar grants.

Our outstanding stock options have been granted with an exercise price equal to the market price of CenturyLink’s shares at the date of grant.  The exercise price of former Embarq stock options were converted by applying the exchange ratio stipulated in the Embarq merger agreement.  Our outstanding options generally have a three-year vesting period and all of them expire ten years after the date of grant.  The fair value of each stock option award is estimated as of the date of grant using a Black-Scholes option pricing model.

Stock option transactions during 2010 were as follows:

		Average	Remaining	Aggregate
	Number	exercise	contractual	intrinsic
	of options	price	term (in years)	value*

Outstanding December 31, 2009	9,318,553	$37.85
Exercised	(3,507,895)	32.25
Forfeited/Cancelled	(770,373)	55.40
Outstanding December 31, 2010	5,040,285	$39.06	4.16	$49,225,000
Exercisable December 31, 2010	4,739,732	$39.60	3.97	$44,554,000
________________________
* Equals the difference between the market price on such date and the average exercise price multiplied by the number of shares subject to the options.

Our outstanding restricted stock awards generally vest over a three- or five-year period (for employees) or a three-year period (for outside directors).

During the first quarter of 2010, we granted 396,753 shares of restricted stock to certain executive-level employees, of which 198,374 were time-vested restricted stock that vests over a three-year period and 198,379 were performance-based restricted stock.   The performance-based restricted stock will vest over time only if specific performance measures are met for the applicable periods.  One half of the performance-based restricted stock will vest in March 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The other half will vest in March 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the companies comprising the S&P 500 Index for the same period.  The 198,379 shares of performance-based restricted stock issued represent the target award.  Each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return in relation to that of the S&P 500 Index.   We valued these performance-based awards using Monte-Carlo simulations.  In addition, we granted 525,377 shares of time-vested restricted stock during 2010 (which, subject to certain limited exceptions, vest over a three-year period) to certain other key employees and our outside directors as part of our normal recurring annual equity compensation programs.

During the third quarter of 2010, we granted 407,236 shares of restricted stock and approximately $15.2 million of deferred cash compensation awards to certain executive officers and other key employees as part of a retention program in connection with our pending acquisition of Qwest.  The shares of restricted stock will vest in equal installments on the first, second and third anniversaries of the closing date.  Each employee receiving a deferred cash award will be entitled to receive one-half of the award on the closing date of the Qwest merger and the other half on the first anniversary of the closing date.  Both the restricted stock grant and the deferred cash award will accelerate if we terminate the recipient without cause or under certain other conditions, and will be forfeited if the Qwest merger is not consummated.  No compensation expense has been recorded to date related to the retention program since recognition is contingent upon consummation of the Qwest merger.  In addition to the above retention awards, 75,000 shares of restricted stock were granted to an incoming executive officer during the third quarter of 2010 (which vests fully at the end of the officer’s term of employment).

Nonvested restricted stock and restricted stock unit transactions during 2010 were as follows:

	Number	Average grant
	of shares	date fair value
Nonvested at December 31, 2009	2,922,855	$31.04
Granted	1,404,366	36.56
Vested	(1,343,171)	31.04
Forfeited	(92,391)	31.79
Nonvested at December 31, 2010	2,891,659	$33.69

During 2009, we issued 820,234 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $27.34 per share.  During 2008, we issued 643,397 shares of restricted stock to certain employees and our outside directors at a weighted-average price of $34.86 per share.

The total compensation cost for all share-based payment arrangements in 2010, 2009 and 2008 was $38.2 million, $55.2 million and $16.4 million, respectively.  Upon the consummation of the acquisition of Embarq on July 1, 2009, the vesting schedules of certain of our equity-based grants issued prior to 2009 were accelerated due to change of control provisions in the respective share-based compensation plans (with the exception of grants to certain officers who waived such acceleration right).  In addition, the vesting of certain other awards was accelerated upon the termination of employment of certain employees.  As a result of accelerating the vesting schedules of these awards, we recorded share-based compensation expense of approximately $21.2 million in 2009 above amounts that would have been recognized absent the triggering of these acceleration provisions.

We recognized a tax benefit related to such arrangements of approximately $14.1 million in 2010, $20.5 million in 2009 and $5.8 million in 2008.  As of December 31, 2010, there was $60.8 million of total unrecognized compensation cost related to the share-based payment arrangements, which is expected to be recognized over a weighted-average period of 2.1 years.

We received net cash proceeds of $113.1 million during 2010 in connection with option exercises.  The total intrinsic value of options exercised (the amount by which the market price of the stock on the date of exercise exceeded the market price of the stock on the date of grant) was $28.1 million during 2010, $6.0 million during 2009 and $208,000 during 2008.  The excess tax benefit realized from share-based compensation transactions during 2010 was $11.9 million. The total fair value of restricted stock that vested during 2010, 2009 and 2008 was $47.9 million, $45.2 million and $6.2 million, respectively.

(16)          DISCONTINUANCE OF REGULATORY ACCOUNTING

Through June 30, 2009, we accounted for our regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of regulatory accounting under which actions by regulators can provide reasonable assurance of the recognition of an asset, reduce or eliminate the value of an asset and impose a liability on a regulated enterprise.  Such regulatory assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheet of entities subject to regulatory accounting.

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

(17)           GAIN ON ASSET DISPOSITIONS

In third quarter 2008, we sold our interest in a non-operating investment for approximately $7.2 million and recorded a pre-tax gain of approximately $3.2 million.  In anticipation of making the lump sum plan distributions in early 2009 discussed in Note 12, we liquidated our investments in marketable securities in the SERP trust and recognized a $4.5 million pre-tax gain in the second quarter of 2008.  In first quarter 2008, we sold a non-operating investment for approximately $4.2 million and recorded a pre-tax gain of approximately $4.1 million.  Such gains are included in “Other income (expense)” on our Consolidated Statements of Income.

(18)           SUPPLEMENTAL CASH FLOW AND OTHER DISCLOSURES

    The amount of interest actually paid, net of amounts capitalized of $12.9 million, $3.5 million, and $2.4 million during 2010, 2009 and 2008, respectively, was $548.4 million, $391.8 million, and $204.1 million during 2010, 2009 and 2008, respectively.  Income taxes paid were $431.7 million in 2010, $258.9 million in 2009, and $208.8 million in 2008.  Income tax refunds totaled $7.6 million in 2010, $2.1 million in 2009, and $4.6 million in 2008.

    In connection with our July 1, 2009 acquisition of Embarq, the following assets were acquired and liabilities assumed:

Year ended December 31,	2009
(Dollars in thousands)

Property, plant and equipment, net	$6,077,672
Goodwill	6,236,084
Long-term debt, deferred credits and other liabilities	(7,508,066)
Other assets and liabilities, excluding cash and cash equivalents	1,187,849
Common equity issued for acquisition	(6,070,445)
Increase in cash due to acquisition	$(76,906)

See Note 2 for additional information related to our acquisition of Embarq in 2009.

We collect various taxes from our customers and subsequently remit such funds to governmental authorities.  Substantially all of these taxes are recorded through the balance sheet.  We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and expenses) and aggregated approximately $115 million for 2010, $84 million for 2009 and $42 million for 2008.

(19)           FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of certain of our financial instruments at December 31, 2010 and 2009.

	Carrying	Fair
	Amount	value
	(Dollars in thousands)
December 31, 2010

Financial assets
Other	$110,178	110,178	(2)
Financial liabilities
Long-term debt (including current maturities)	$7,327,587	8,006,508	(1)
Other	$190,443	190,443	(2)

December 31, 2009

Financial assets
Other	$111,809	111,809	(2)
Financial liabilities
Long-term debt (including current maturities)	$7,753,718	8,408,943	(1)
Other	$182,374	182,374	(2)

(1)	Fair value was estimated by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.
(2)	Fair value was estimated by us to approximate carrying value or is based on current market information.

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

As of December 31, 2010, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts those assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	Dec. 31, 2010	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$99,462	99,462	-	-

See Notes 11 and 12 for the tier designation related to our postretirement and pension plan assets.

(20)           BUSINESS SEGMENTS

    We re an integrated communications company engaged primarily in providing an array of communications services to our customers, including local exchange, long distance, Internet access and broadband services.  We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.  Because of the similar economic characteristics of our operations, we have utilized the aggregation criteria specified in the segment accounting guidance and concluded that we operate as one reportable segment.

Our operating revenues for our products and services include the following components:

Year ended December 31,	2010	2009	2008
	(Dollars in thousands)

Voice	$3,137,921	2,168,480	1,043,386
Data	1,908,901	1,202,284	524,194
Network access	1,079,678	927,905	651,038
Other	915,034	675,570	381,129
Total operating revenues	$7,041,534	4,974,239	2,599,747

    Beginning in 2010, we have reclassified revenues generated from subscriber line charges to “Voice” revenues from “Network access” revenues to better align our presentation of such revenues with others in our industry and we have included revenues generated from our fiber transport, CLEC and security monitoring operations in “Other” revenues.  Prior periods have been adjusted to reflect this new presentation.

(21)           COMMITMENTS AND CONTINGENCIES

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

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008 (which resulted in a $300 million reduction to the liability for retiree benefits at the time of the modifications). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans.  Recently, the Court certified a class on certain of plaintiffs’ claims, but rejected class certification as to other claims.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in discovery, it is premature to estimate the impact this lawsuit could have to our results of operation or financial condition.  In 2009, a ruling in Embarq’s favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.

In April 2010, a series of lawsuits were filed by shareholders of Qwest Communications International Inc. in Colorado state and federal courts and in Delaware federal court, alleging that Qwest’s officers and directors breached their fiduciary duties by failing to maximize the value to be received by Qwest’s stockholders in connection with CenturyLink’s recently announced acquisition of Qwest.  CenturyLink was also named as a defendant in most of the lawsuits.  On July 16, 2010, the parties entered into a memorandum of understanding reflecting the terms of their agreement-in-principle for a settlement of all of the claims asserted in these actions. Pursuant to this agreement, defendants included additional disclosures in the final joint proxy statement-prospectus dated July 19, 2010, in response to allegations and claims asserted in certain of the complaints.  At a hearing in late February 2011, the Court gave final approval to this settlement, and all lawsuits challenging the transaction will be dismissed with prejudice effective March 17, 2011.  We do not expect the settlement to have a material adverse impact to our results of operations or financial condition.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $33 million.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and a ruling is expected in the first quarter of 2011.  The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana.  In that case, the Court recently dismissed certain of CenturyLink’s claims, referred other claims to the FCC, and stayed the litigation for 12 months.  We have not recorded a reserve related to these lawsuits.

From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, occasional grievance hearings before labor regulatory agencies and miscellaneous third party tort actions.   The outcome of these other proceedings is not predictable.  However, based on current circumstances, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage and current levels of reserves, will have a material adverse effect on our financial position, results of operations or cash flows.

(22)           SUBSEQUENT EVENT

On January 19, 2011, we entered into a four-year revolving credit facility with various lenders.  This credit facility allows CenturyLink to borrow up to $1.0 billion initially with the total capacity of the credit facility increasing to $1.7 billion upon the consummation of our pending acquisition of Qwest.  Up to $400 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.

Interest will be assessed on future borrowings using the London Interbank Offered Rate (LIBOR) plus an applicable margin between .5% to 2.5% per annum depending on the type of loan and CenturyLink’s then current senior unsecured long-term debt rating.  CenturyLink’s obligations under the credit facility are currently guaranteed by its wholly-owned subsidiary, Embarq Corporation, and upon consummation of the Qwest acquisition will also be guaranteed by Qwest and one of its wholly-owned subsidiaries.

CenturyLink’s ability to borrow under the credit facility is conditioned upon its continued compliance with various loan covenants, including financial covenants that stipulate that CenturyLink shall not permit (i) the ratio of consolidated debt to consolidated EBITDA to exceed 4.0 to 1.0 and (ii) the ratio of consolidated EBITDA to the sum of consolidated interest expense and preferred stock dividends to be less than 1.5 to 1.0 (with all of the above terms having the meanings stipulated in the agreement).  Amounts outstanding under the credit facility may be accelerated upon specified events of default, including failures to make payments when due, defaults of obligations under certain other debt, breaches of representations, warranties or covenants, commencement of bankruptcy proceedings and certain other failures to discharge specified obligations or comply with specified laws.

CenturyLink’s previously existing $750 million credit facility and Embarq’s previously existing $800 million credit facility (which CenturyLink assumed upon its acquisition of Embarq on July 1, 2009) were both terminated upon the execution of this new credit facility.

CENTURYLINK, INC.
Consolidated Quarterly Income Statement Information
(Unaudited)

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(Dollars in thousands, except per share amounts)

2010	(unaudited)

Operating revenues	$1,800,426	1,772,030	1,747,101	1,721,977
Operating income	$545,230	522,988	505,355	486,371
Net income attributable to CenturyLink	$252,601	238,771	231,167	225,166
Basic earnings per share	$.84	.79	.76	.74
Diluted earnings per share	$.84	.79	.76	.74

2009

Operating revenues	$636,385	634,469	1,874,325	1,829,060
Operating income	$164,337	149,443	378,983	540,338
Net income before extraordinary item	$67,154	69,030	147,635	227,436
Basic earnings per share before extraordinary item	$.67	.68	.49	.76
Diluted earnings per share before extraordinary item	$.67	.68	.49	.76

2008

Operating revenues	$648,614	658,106	650,073	642,954
Operating income	$183,493	180,690	180,727	176,442
Net income attributable to CenturyLink	$88,760	92,167	84,733	100,072
Basic earnings per share	$.83	.88	.83	1.00
Diluted earnings per share	$.82	.88	.83	1.00

The results of operations of Embarq are reflected subsequent to its July 1, 2009 acquisition date.

We incurred a significant amount of integration related expenses in each quarter of 2010 related to our acquisition of Embarq.  Such pre-tax operating expenses aggregated approximately $24.1 million in first quarter 2010, $31.1 million in second quarter 2010, $26.9 million in third quarter 2010 and $27.2 million in fourth quarter 2010.  We also incurred pre-tax operating expenses related to our pending acquisition of Qwest of approximately $10.0 million in second quarter 2010, $5.1 million in third quarter 2010 and $7.1 million in fourth quarter 2010.  In addition, during the fourth quarter of 2010 we recognized a curtailment gain of approximately $20.9 million upon the freezing of certain future defined benefit pension plan accruals.

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

Evaluation of Disclosure Controls and Procedures.   We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of December 31, 2010.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this annual report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

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

Name	Age	Office(s) held with CenturyLink

Glen F. Post, III	58	Chief Executive Officer and President

Karen A. Puckett	50	Executive Vice President and Chief Operating Officer

R. Stewart Ewing, Jr.	59	Executive Vice President and Chief Financial Officer

Stacey W. Goff	45	Executive Vice President, General Counsel and Secretary

William E. Cheek	55	President – Wholesale Operations

David D. Cole	53	Senior Vice President – Operations Support

Dennis G. Huber	50	Executive Vice President, Network Services

With the exception of Mr. Cheek and Mr. Huber, each of our executive officers has served for more than five years as an officer of CenturyLink and one or more of its subsidiaries in varying capacities substantially similar to their current positions.  Mr. Post has served as President since July 1, 2009, and served as Chairman of the Board between June 2002 and June 2009.  Prior to being named to her current positions on July 1, 2009, Ms. Puckett served as President and Chief Operating Officer since 2002.  Mr. Goff was promoted from Senior Vice President to Executive Vice President on July 1, 2009.

Prior to CenturyLink’s acquisition of Embarq, Mr. Cheek previously served as Embarq’s President - Wholesale Markets since May 2006.  He served in this role at Sprint Nextel’s local telecommunications division from August 2005 until May 2006. He served as Assistant Vice President—Strategic Sales and Account Management in Sprint Business Solutions from January 2004 until July 2005.

Mr. Huber has served as Executive Vice President – Network Services since July 1, 2009 (excluding the period beginning on his resignation date of May 3, 2010 and ending on the date he rejoined us at our request on September 7, 2010).  Prior to CenturyLink’s acquisition of Embarq, Mr. Huber previously served as Embarq’s Chief Technology Officer and Senior Vice President since July 2008. He served as Senior Vice President - Corporate Strategy and Development from December 2007 through June 2008. Mr. Huber served as Senior Vice President of Product Development from October 2006 until December 2007. Before that, he served as Senior Vice President of Wireless Solutions from August 2006 until October 2006. From January 2003 to August 2005 he served as President of Sprint North Supply Company, a Sprint subsidiary that procured and distributed materials to the communications industry.

    The balance of the information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2011 annual meeting of stockholders (the "Proxy Statement"), which Proxy Statement will be filed pursuant to Regulation 14A within the first 120 days of 2011.

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

Item 14.           Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

Item 15.                Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a).	Documents filed as a part of this report

(1)	The following Reports and Consolidated Financial Statements are included in Part II, Item 8:

Report of Management, including its assessment of the effectiveness of its internal control over financial reporting

Reports of Independent Registered Public Accounting Firm on Consolidated Financial
Statements, Financial Statement Schedule and Effectiveness of the Company’s Internal Control over Financial Reporting

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets - December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Consolidated Quarterly Income Statement Information (unaudited)

(2)	The attached Schedule II, Valuation and Qualifying Accounts, is the only applicable schedule that we are required to file.

(3)         Exhibits:

2.1
Agreement and Plan of Merger, dated as of October 26, 2008, among CenturyLink, Inc., Embarq Corporation and Cajun Acquisition Company (incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on October 30, 2008).

2.2
Agreement and Plan of Merger, dated as of April 21, 2010, among CenturyLink, Inc., its subsidiary SB44 Acquisition Company, and Qwest Communications International Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by CenturyLink with the Securities and Exchange Commission on April 27, 2010).

3.1
Amended and Restated Articles of Incorporation of CenturyLink, Inc., as amended through May 21, 2010 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

3.2	Bylaws of CenturyLink, Inc., as amended and restated through November 4, 2010 (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

4.2	Instruments relating to CenturyLink’s Revolving Credit Facility

a.
Four-Year Revolving Credit Facility, dated January 19, 2011, between CenturyLink, Inc. and the lenders named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CenturyLink, Inc. on January 24, 2011).

b.	Form of related Guarantee Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed be CenturyLink, Inc. on January 24, 2011).

4.3	Indebtedness of Embarq Corporation.

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

4.4	Instruments relating to CenturyLink’s public senior debt.

a.
Indenture dated as of March 31, 1994 between CenturyLink and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3, Registration No. 33-52915).

b.	Form of CenturyLink’s 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K for the year ended December 31, 1995).

c.	Form of CenturyLink’s 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 1997).

d.	Form of CenturyLink’s 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4, File No. 333-100480).

e.
Third Supplemental Indenture dated as of February 14, 2005 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink’s 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).

f.	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.4(e)).

g.
Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink’s 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).

h.	Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.4(g)).

i.
Fifth Supplemental Indenture dated as of September 21, 2009 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink’s 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 21, 2009).

j.	Form of 7.60% Senior Notes, Series P, due 2019 and 6.15% Senior Notes, Series Q, due 2019 (included in Exhibit 4.4(i)).

10.1**	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

a.
CenturyLink Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Sixth Amendment thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011, included herein.

b.
CenturyLink Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(b) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Sixth Amendment thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011, included herein.

c.
CenturyLink Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated October 24, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated June 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by Amendment No. 5 thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by Amendment No. 6 thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by Amendment No. 7 thereto, effective at various dates during 2010 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by Amendment No. 8 thereto, effective January 1, 2011, included herein.

10.2**	Stock-based Incentive Plans and Agreements of CenturyLink, Inc.

a.
Amended and Restated 1983 Restricted Stock Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009).

b.
Amended and Restated 2000 Incentive Compensation Plan, as amended through May 23, 2000 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000) and amendment thereto dated May 29, 2003 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

(i)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of May 21, 2001, entered into by CenturyLink and its officers (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2001).

(ii)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of February 25, 2002, entered into by CenturyLink and its officers (incorporated by reference to Exhibit 10.2(d)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).

c.
Amended and Restated 2002 Directors Stock Option Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.2(d) of our Annual Report on Form 10-K for the year ended December 31, 2008).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyLink in connection with options granted to the outside directors as of May 10, 2002 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2002).

(ii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyLink in connection with options granted to the outside directors as of May 9, 2003 (incorporated by reference to Exhibit 10.2(e)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into by CenturyLink in connection with options granted to the outside directors as of May 7, 2004 (incorporated by reference to Exhibit 10.2(d)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2005).

d.
Amended and Restated 2002 Management Incentive Compensation Plan, dated as of February 25, 2004 (incorporated by reference to Exhibit 10.2(f) of our Annual Report on Form 10-K for the year ended December 31, 2003) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.2(e) of our Annual Report on Form 10-K for the year ended December 31, 2008).

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink and certain of its officers and key employees at various dates during 2002 following May 9, 2002 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the period ended September 30, 2002).

(ii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 24, 2003, entered into be CenturyLink and its officers (incorporated by reference to Exhibit 10.2(f)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).

(iii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 25, 2004, entered into be CenturyLink and its officers (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2003).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 24, 2003, entered into by CenturyLink and its executive officers (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended March 31, 2003).

(v)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 25, 2004, entered into by CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(f)(v) of our Quarterly Report on Form 10-Q for the period ended March 31, 2004).

(vi)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into be CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(e)(v) of our Annual Report on Form 10-K for the year ended December 31, 2004).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 17, 2005, entered into by CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(e)(vi) of our Annual Report on Form 10-K for the period ended December 31, 2004).

e.
Amended and Restated 2005 Directors Stock Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(f) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009).

(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink and each of its outside directors as of May 13, 2005 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K dated May 13, 2005).

(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink and each of its outside directors as of May 12, 2006 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2006).

(iii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink and each of its outside directors as of May 11, 2007 (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the period ended December 31, 2008).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink and each of its outside directors as of May 9, 2008 (incorporated by reference to Exhibit 10.2(f)(iv) of our Annual Report on Form 10-K for the period ended December 31, 2008).

(v)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 8, 2009, entered into between CenturyLink, Inc. and each of its outside directors on such date who remained on the Board following July 1, 2009 (incorporated by reference to Exhibit 10.2(b) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

(vi)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 8, 2009, entered into between CenturyLink, Inc. and each of its outside directors who retired on July 1, 2009 (incorporated by reference to Exhibit 10.2(c) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of July 2, 2009, entered into between CenturyLink, Inc. and each of its outside directors named to the Board on July 1, 2009 (incorporated by reference to Exhibit 10.1(d) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

(viii)
Restricted Stock Agreement, pursuant to the foregoing plan and dated as of July 2, 2009, entered into between CenturyLink, Inc. and William A. Owens in payment of Mr. Owens’ 2009 supplemental chairman’s fees (incorporated by reference to Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

(ix)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink, Inc. and seven of our outside directors on such date (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2010).

f.
Amended and Restated 2005 Management Incentive Compensation Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(g) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009)

(i)
Form of Stock Option Agreement, pursuant to the foregoing plan, entered into between CenturyLink and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2005).

(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan, entered into between CenturyLink and certain officers and key employees at various dates since May 12, 2005 (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended September 30, 2005).

(iii)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(g)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2005).

(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(g)(iv) of our Annual Report on Form 10-K for the year ended December 31, 2005).

(v)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.1of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(vi)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

(vii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2008, entered into between CenturyLink and its executive officers ((incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

(viii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 26, 2009 (incorporated by reference to Exhibit 10.2(g) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009).

(ix)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of March 8, 2010 (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

g.
Amended and Restated CenturyLink Legacy Embarq 2008 Equity Incentive Plan, as amended and restated through February 23, 2010 (incorporated by reference to Exhibit 10.2(h) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009).

(i)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink and four of its outside directors as of such date (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

(ii)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink and William A. Owens in payment of Mr. Owens’ 2010 supplemental chairman’s fees (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).

(iii)
Form of Restricted Stock Agreement, dated as of September 7, 2010 by and between CenturyLink, Inc. and Dennis G. Huber (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).

h.
Form of Retention Award Agreement, pursuant to the equity incentive plans of CenturyLink or Embarq and dated August 23, 2010, entered into between CenturyLink, Inc. and certain officers and key employees as of such date (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).

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

10.4*
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2008) and amendment thereto dated December 27, 2010, included herein.

10.5*
Supplemental Defined Benefit Plan, 2008 Restatement, effective as of January 1, 2008, (incorporated by reference to Exhibit 10.3(d) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.3(d) of our Annual Report on Form 10-K for the year ended December 31, 2008) and amendment thereto dated December 27, 2010, included herein.

10.6
Amended and Restated Salary Continuation (Disability) Plan for Officers, dated November 26, 1991 (incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended December 31, 1991).

10.7	2010 Executive Officer Short-Term Incentive Program (incorporated by reference to our 2010 Proxy Statement filed on Form 14A with the Securities and Exchange Commission on April 7, 2010).

10.8
Amended and Restated CenturyLink 2001 Employee Stock Purchase Plan, dated as of June 30, 2009 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

10.9
Form of Indemnification Agreement entered into by CenturyLink, Inc. and each of its directors as of July 1, 2009 (incorporated by reference to Exhibit 99.3 of the Current Report on Form 8-K filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

10.10
Form of Indemnification Agreement entered into by CenturyLink, Inc. and each of its officers as of July 1, 2009 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

10.11*	Change of Control Agreement, effective January 1, 2011, by and between Glen F. Post, III and CenturyLink, included herein.

10.12*	Form of Change of Control Agreement, effective January 1, 2011 by and between CenturyLink and each of its other executive officers, included herein.

10.13
Amended and Restated CenturyLink, Inc. Bonus Life Insurance Plan for Executive Officers, dated as of April 3, 2008 (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008) and First Amendment thereto (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).

10.14	Certain Material Agreements and Plans of Embarq Corporation.

a.
Employment Agreement, dated as of March 3, 2008, between Thomas A. Gerke and Embarq Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).

b.
Amendment to the Employment Agreement among Thomas A. Gerke, Embarq Corporation and CenturyLink, Inc. dated October 26, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 26, 2008).

c.
Amendment 2008-2 to the Employment Agreement between Embarq Corporation and Thomas A. Gerke, dated December 20, 2008 (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

d.*	Letter agreement, dated as of December 15, 2010, by and between Embarq Corporation, CenturyLink, Inc. and Thomas A. Gerke, designating Mr. Gerke’s last day of employment, included herein.

e.
Agreement Regarding Special Compensation and Post Employment Restrictive Covenants, dated December 12, 1995, by and between Sprint Corporation and Dennis G. Huber, which continues to govern certain payments being made to Mr. Huber as of the date of this report (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).

f.
Amendment 2008-1 to the Employment Agreement between Embarq Corporation and Dennis G. Huber, dated December 22, 2008 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).

g.
Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).

h.
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

m.
Form of 2006 Award Agreement between Embarq Corporation and Richard A. Gephardt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on August 1, 2006), as amended by the amendment thereto dated June 26, 2009 (incorporated by reference to Exhibit 10.6 (m) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).

n.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).

o.
Embarq Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009) and amendment thereto dated December 27, 2010, included herein.

10.15
Employment Agreement, dated as of September 7, 2010 by and between CenturyLink, Inc. and Dennis G. Huber (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).

12*	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends.

21*	Subsidiaries of CenturyLink, Inc.

23*	Independent Registered Public Accounting Firm Consent.

31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________________
*	Exhibit filed herewith.
**	Portions of Exhibits 10.1 and 10.2 filed herewith.
Note:	Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CenturyLink, Inc

Date: March 1, 2011	By: /s/ Glen F. Post, III
Glen F. Post, III
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III	Chief Executive Officer,
Glen F. Post, III	President and Director	March 1, 2011

/s/ William A. Owens	Chairman of the Board
William A. Owens		March 1, 2011

/s/ R. Stewart Ewing, Jr.	Executive Vice President and
R. Stewart Ewing, Jr.	Chief Financial Officer	March 1, 2011

/s/ Neil A. Sweasy	Vice President and Controller
Neil A. Sweasy		March 1, 2011

/s/ Virginia Boulet	Director
Virginia Boulet		March 1, 2011

/s/ Peter C. Brown	Director
Peter C. Brown		March 1, 2011

/s/ Richard A. Gephardt	Director
Richard A. Gephardt		March 1, 2011

/s/ W. Bruce Hanks	Director
W. Bruce Hanks		March 1, 2011

143
/s/ Gregory J. McCray	Director
Gregory J. McCray		March 1, 2011

/s/ C. G. Melville, Jr.	Director	March 1, 2011
C. G. Melville, Jr.

/s/ Fred R. Nichols	Director	March 1, 2011
Fred R. Nichols

/s/ Harvey P. Perry	Director	March 1, 2011
Harvey P. Perry

/s/ Laurie A. Siegel	Director	March 1, 2011
Laurie A. Siegel

/s/ Joseph R. Zimmel	Director	March 1, 2011
Joseph R. Zimmel

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
CENTURYLINK, INC.

For the years ended December 31, 2010, 2009 and 2008

		Additions
	Balance at	charged to	Deductions				Balance
	beginning	costs and	from		Other		at end
Description	of period	expenses	allowance		changes		of period
	(Dollars in thousands)
Year ended December 31, 2010
Allowance for doubtful accounts	$47,450	91,202	(78,566	) (1)	-		60,086

Valuation allowance for deferred tax assets	$41,533	3,681	(2,320)		-		42,894

Year ended December 31, 2009
Allowance for doubtful accounts	$16,290	56,609	(25,449	) (1)	-		47,450

Valuation allowance for deferred tax assets	$33,858	3,886	(6,329)		10,118	(2)	41,533

Year ended December 31, 2008
Allowance for doubtful accounts	$20,361	9,866	(13,524	) (1)	(413	) (2)	16,290

Valuation allowance for deferred tax assets	$30,907	1,603	-		1,348		33,858

(1)	Customers’ accounts written-off, net of recoveries.

(2)	Allowances at the date of acquisition of purchased subsidiaries, net of allowances at the date of disposition of subsidiaries sold.