Form 10-Q
period 2011-03-31
CENTURYLINK, INC
filed 2011-05-06
CIK 18926

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer [X]                                                              Accelerated filer [   ]                                                              Non-accelerated filer [   ]                                 Smaller reporting company [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes [   ]                   No [X]

As of April 29, 2011, there were 600,544,452 shares of common stock outstanding.

CenturyLink, Inc.

All references herein to “we”, “us”, “our” or “CenturyLink” refer to CenturyLink, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after April 1, 2011 (except as otherwise stated herein), Qwest Communications International Inc., which we acquired on April 1, 2011.

TABLE OF CONTENTS

		Page No.

Part I.	Financial Information:

Item 1.	Financial Statements

	Consolidated Statements of Income--Three Months Ended March 31, 2011 and 2010	3

	Consolidated Statements of Comprehensive Income-- Three Months Ended March 31, 2011 and 2010	4

	Consolidated Balance Sheets--March 31, 2011 and December 31, 2010	5

	Consolidated Statements of Cash Flows-- Three Months Ended March 31, 2011 and 2010	6

	Consolidated Statements of Stockholders' Equity-- Three Months Ended March 31, 2011 and 2010	7

	Notes to Consolidated Financial Statements*	8-15

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

Part II.	Other Information:

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23-26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Signature		27

* All references to “Notes” in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2011	2010
	(Dollars, except per share amounts, and shares in thousands)

OPERATING REVENUES	$1,695,719	1,800,426

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	594,455	619,105
Selling, general and administrative	268,419	282,929
Depreciation and amortization	368,547	353,162
Total operating expenses	1,231,421	1,255,196

OPERATING INCOME	464,298	545,230

OTHER INCOME (EXPENSE)
Interest expense	(131,545)	(142,225)
Other income (expense)	6,480	10,500
Total other income (expense)	(125,065)	(131,725)

INCOME BEFORE INCOME TAX EXPENSE	339,233	413,505
Income tax expense	127,742	160,548

NET INCOME	211,491	252,957
Less: Net income attributable to noncontrolling interests	(396)	(356)
NET INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$211,095	252,601

BASIC EARNINGS PER SHARE	$.69	.84

DILUTED EARNINGS PER SHARE	$.69	.84

DIVIDENDS PER COMMON SHARE	$.725	.725
AVERAGE BASIC SHARES OUTSTANDING	303,832	299,413
AVERAGE DILUTED SHARES OUTSTANDING	304,479	299,997

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

NET INCOME	$211,491	252,957

OTHER COMPREHENSIVE INCOME, NET OF TAXES:
Derivative instruments:
Reclassification adjustment for losses included in net income, net of $67 and $67 tax	107	107
Defined benefit pension and postretirement plans:
Amortization of net actuarial loss and prior service credit included in net income and other adjustments, net of $1,302 and $(13,807) tax	2,089	(9,404)
Net change in other comprehensive income (loss), net of tax	2,196	(9,297)

COMPREHENSIVE INCOME	213,687	243,660

Comprehensive income attributable to noncontrolling interests	(396)	(356)
COMPREHENSIVE INCOME ATTRIBUTABLE TO CENTURYLINK, INC.	$213,291	243,304

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$269,659	172,943
Accounts receivable, less allowance of $70,306 and $60,086	667,842	712,814
Income tax receivable	31,202	102,465
Materials and supplies, at average cost	35,448	32,717
Deferred income tax asset	79,448	81,341
Other	57,137	40,849
Total current assets	1,140,736	1,143,129

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	16,516,985	16,329,244
Accumulated depreciation	(7,868,405)	(7,574,768)
Net property, plant and equipment	8,648,580	8,754,476

GOODWILL AND OTHER ASSETS
Goodwill	10,260,640	10,260,640
Other	1,851,502	1,879,853
Total goodwill and other assets	12,112,142	12,140,493

TOTAL ASSETS	$21,901,458	22,038,098

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt	$11,539	11,583
Accounts payable	298,687	299,619
Accrued expenses and other liabilities
Salaries and benefits	176,078	159,258
Other taxes	135,840	124,155
Interest	162,816	104,156
Other	109,706	121,828
Advance billings and customer deposits	178,341	190,443
Total current liabilities	1,073,007	1,011,042

LONG-TERM DEBT	7,168,251	7,316,004

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	2,408,054	2,368,698
Benefit plan obligations	1,196,382	1,305,997
Other deferred credits	397,157	389,198
Total deferred credits and other liabilities	4,001,593	4,063,893

STOCKHOLDERS' EQUITY
CenturyLink, Inc.
Common stock, $1.00 par value, authorized 800,000,000 shares, issued and outstanding 305,778,317 and 304,947,538 shares	305,778	304,948
Paid-in capital	6,194,095	6,174,741
Accumulated other comprehensive loss, net of tax	(138,957)	(141,153)
Retained earnings	3,291,784	3,302,469
Preferred stock - non-redeemable	236	236
Noncontrolling interests	5,671	5,918
Total stockholders’ equity	9,658,607	9,647,159
TOTAL LIABILITIES AND EQUITY	$21,901,458	22,038,098

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income	$211,491	252,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,547	353,162
Deferred income taxes	39,660	(15,369)
Share-based compensation	9,388	7,101
Income from unconsolidated cellular entity	(3,822)	(5,236)
Distributions from unconsolidated cellular entity	1,850	2,754
Changes in current assets and current liabilities:
Accounts receivable	44,971	14,632
Accounts payable	(932)	(59,992)
Accrued income and other taxes	96,352	194,274
Other current assets and other current liabilities, net	32,237	27,272
Retirement benefits	(109,615)	(284,807)
Excess tax benefits from share-based compensation	(5,763)	(2,190)
Increase in other noncurrent assets	(18,718)	(25,097)
Increase in other noncurrent liabilities	4,189	2,002
Net cash provided by operating activities	669,835	461,463

INVESTING ACTIVITIES
Payments for property, plant and equipment	(210,591)	(167,180)
Other, net	2,429	(1,306)
Net cash used in investing activities	(208,162)	(168,486)

FINANCING ACTIVITIES
Payments of debt	(147,797)	(32,629)
Proceeds from issuance of common stock	18,664	8,969
Repurchase of common stock	(14,636)	(10,430)
Cash dividends	(221,780)	(218,052)
Excess tax benefits from share-based compensation	5,763	2,190
Other, net	(5,171)	1,658
Net cash used in financing activities	(364,957)	(248,294)

Net increase in cash and cash equivalents	96,716	44,683

Cash and cash equivalents at beginning of period	172,943	161,807

Cash and cash equivalents at end of period	$269,659	206,490

Supplemental cash flow information:
Income taxes paid	$4,698	2,839
Interest paid (net of capitalized interest of $2,811 and $4,526)	$70,074	65,727

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)
COMMON STOCK
Balance at beginning of period	$304,948	299,189
Issuance of common stock through dividend reinvestment, incentive and benefit plans	1,190	1,272
Shares withheld to satisfy tax withholdings	(360)	(299)
Balance at end of period	305,778	300,162

PAID-IN CAPITAL
Balance at beginning of period	6,174,741	6,014,051
Issuance of common stock through dividend reinvestment, incentive and benefit plans	17,474	7,697
Shares withheld to satisfy tax withholdings	(14,276)	(10,131
Excess tax benefits from share-based compensation	5,763	2,190
Share-based compensation and other	10,393	8,117
Balance at end of period	6,194,095	6,021,924

ACCUMULATED OTHER COMPREHENSIVE LOSS, NET OF TAX
Balance at beginning of period	(141,153)	(85,306)
Net change in other comprehensive income (loss), net of reclassification adjustment, net of tax	2,196	(9,297)
Balance at end of period	(138,957)	(94,603)

RETAINED EARNINGS
Balance at beginning of period	3,302,469	3,232,769
Net income attributable to CenturyLink, Inc.	211,095	252,601
Cash dividends declared
Common stock - $.725 and $.725 per share, respectively	(221,777)	(218,049)
Preferred stock	(3)	(3)
Balance at end of period	3,291,784	3,267,318

PREFERRED STOCK - NON-REDEEMABLE
Balance at beginning and end of period	236	236

NONCONTROLLING INTERESTS
Balance at beginning of period	5,918	5,860
Net income attributable to noncontrolling interests	396	356
Distributions attributable to noncontrolling interests	(643)	-
Balance at end of period	5,671	6,216

TOTAL STOCKHOLDERS' EQUITY	$9,658,607	9,501,253

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011
(UNAUDITED)

(1)	Basis of Financial Reporting

Our consolidated financial statements include the accounts of CenturyLink, Inc. and its majority-owned subsidiaries.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in our opinion, the disclosures made are adequate to make the information presented not misleading.  The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2010.

The financial information for the three months ended March 31, 2011 and 2010 has not been audited by independent certified public accountants; however, in our opinion, all adjustments necessary to present fairly the results of operations for the three-month periods have been included therein.  The results of operations for the first three months of the year are not necessarily indicative of the results of operations which might be expected for the entire year.

Recent accounting pronouncements. In September 2009, the Financial Accounting Standards Board updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles we offer to customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011.  This standard update has not and will not have a material impact on our consolidated financial statements.

(2)	Events Associated with the Acquisition of Qwest

On April 1, 2011, we acquired Qwest Communications International Inc. (“Qwest”) through a merger transaction, with Qwest surviving the merger as a wholly-owned subsidiary of CenturyLink.  As a result of the acquisition, each outstanding share of Qwest common stock was converted into the right to receive 0.1664 shares of CenturyLink common stock (“CTL common stock”), with cash paid in lieu of fractional shares.  Based on (i) the number of CenturyLink common shares issued to consummate the merger (294.0 million), (ii) the closing stock price of CTL common stock as of March 31, 2011 ($41.55), (iii) the estimated pre-combination portion of share-based compensation awards assumed by CenturyLink ($61 million) and (iv) cash paid in lieu of the issuance of fractional shares ($5 million), we estimate that the aggregate merger consideration approximated $12.282 billion.  The premium paid by us in this transaction is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks.  None of the goodwill associated with this transaction is deductible for income tax purposes.

The results of operations of Qwest will be included in our consolidated results of operations beginning April 1, 2011.  The assets acquired and liabilities assumed of Qwest will be recognized at their acquisition date fair values.  The allocation of the purchase price to the assets acquired and liabilities assumed of Qwest (and the related estimated lives of depreciable tangible and identifiable intangible assets) will require a significant amount of judgment.  Such allocation of the purchase price (including the assignment of goodwill to reporting units) will be determined based upon analysis to be performed by an independent valuation firm, which is expected to be complete no later than April 1, 2012.  The following is a preliminary allocation of the purchase price based on currently available information.  Such final identification of all the intangible assets acquired and the purchase price allocation may be significantly different than that reflected below (dollars in thousands).

Current assets	$1,994,000
Net property, plant and equipment	11,665,000
Identifiable intangible assets
Customer relationship	2,200,000
Other	400,000
Other non-current assets	1,240,000
Current liabilities, excluding the current portion of long-term debt	(2,360,000)
Current portion of long-term debt	(2,422,000)
Long-term debt	(10,242,000)
Other long-term liabilities	(2,830,000)
Goodwill	12,637,000
Total merger consideration	$12,282,000

The following unaudited pro forma financial information presents the combined results of CenturyLink and Qwest as though the acquisition had been consummated as of January 1, 2010 for the two periods presented below.

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Operating revenues	$4,474,000	4,693,000
Net income	$391,000	277,000
Basic earnings per share	$.65	.47
Diluted earnings per share	$.65	.47

These results include certain adjustments, primarily due to increased depreciation and amortization associated with the identifiable intangible assets, decreased retiree benefit costs due to the elimination of unrecognized actuarial losses, decreased interest expense due to the accretion of the fair value adjustment of long-term debt, and the related income tax effects.  The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at the beginning of the period indicated nor is it necessarily indicative of future operating results.  The pro forma information does not give effect to any potential revenue enhancements or cost synergies or other operating efficiencies that could result from the acquisition.

In addition to expenses incurred by CenturyLink and Qwest prior to the closing, we expect to recognize approximately $55 million in merger-related transaction costs, including investment banker and legal fees, in the second quarter of 2011 in connection with the consummation of the merger.  In addition, we expect to incur integration costs related to system and customer conversions, branding initiatives, and certain employee-related severance costs.  The specific details of these integration plans will continue to be refined over the next couple of years and the related costs could vary significantly from the estimates provided herein.  Based on current plans and information, we estimate that we will incur approximately $800 million - $1.0 billion of operating expenses associated with transaction and integration costs (which includes the $55 million of transaction costs cited above) and approximately $200 million of non-recurring capital costs associated with integration activities.

During the third quarter of 2010, we granted 407,236 shares of restricted stock and approximately $15.2 million of deferred cash compensation awards to certain executive officers and other key employees as part of a retention program in connection with our acquisition of Qwest.  The shares of restricted stock will vest in equal installments on the first, second and third anniversaries of the merger closing date.  Each employee receiving a deferred cash award received one-half of the award on the April 1, 2011 closing date and they will receive the other half on April 1, 2012.  Both the restricted stock grant and the deferred cash award will accelerate if we terminate the recipient without cause or under certain other conditions.  Through March 31, 2011, no compensation expense has been recorded related to the retention program since recognition was contingent upon the consummation of the Qwest acquisition.

Subsequent to the Qwest acquisition, (i) Standard & Poor’s downgraded our current long-term debt rating to BB (with a stable outlook); (ii) Moody’s Investors Service affirmed our long-term debt rating of Baa3 (with a stable outlook); and (iii) Fitch Ratings affirmed our long-term debt rating of BBB- (with a stable outlook).  See Note 10 for additional information on our long-term debt ratings.

In January 2011, we entered into a four-year revolving credit facility with various lenders.  This credit facility initially allowed CenturyLink to borrow up to $1.0 billion.  Upon consummation of the Qwest merger, our borrowing capacity under this line of credit facility increased to $1.7 billion, and Qwest’s line of credit facility terminated.  Up to $400 million of our credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  CenturyLink’s and Embarq Corporation’s previously existing credit facilities were both terminated upon the execution of the new credit facility in January 2011.

(3)	Goodwill and Other Intangible Assets

Goodwill and other intangible assets as of March 31, 2011 and December 31, 2010 were composed of the following:

	March 31,	Dec. 31,
	2011	2010
	(Dollars in thousands)

Goodwill	$10,260,640	10,260,640

Intangible assets subject to amortization
Customer list
Gross carrying amount	$1,279,309	1,279,309
Accumulated amortization	(397,240)	(349,402)
Net carrying amount	$882,069	929,907

Other
Gross carrying amount	$49,967	49,967
Accumulated amortization	(9,680)	(8,297)
Net carrying amount	$40,287	41,670

Other intangible assets not subject to amortization	$268,500	268,500

Total amortization expense related to the intangible assets subject to amortization for the first quarter of 2011 was $49.2 million and is expected to be $185.6 million in 2011, $164.5 million in 2012, $145.2 million in 2013, $126.0 million in 2014 and $106.9 million in 2015 (excluding the effects of the acquisition of Qwest that was consummated on April 1, 2011 and as discussed further in Note 2).

(4)	Postretirement Benefits

We sponsor health care plans that provide postretirement benefits to qualified retired employees.

Net periodic postretirement benefit expense for the three months ended March 31, 2011 and 2010 included the following components:

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Service cost	$3,097	3,334
Interest cost	7,414	8,187
Expected return on plan assets	(777)	(981)
Amortization of unrecognized prior service cost	(568)	(343)
Net periodic postretirement benefit expense	$9,166	10,197

(5)	Defined Benefit Retirement Plans

We sponsor defined benefit pension plans for substantially all employees.   In late 2010, to better align our benefit structure to those offered by our competitors, we froze pension benefit accruals for our non-represented employees as of December 31, 2010.

Net periodic pension (benefit) expense for the three months ended March 31, 2011 and 2010 included the following components:

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Service cost	$7,735	15,932
Interest cost	59,344	63,277
Expected return on plan assets	(72,640)	(70,036)
Net amortization and deferral	4,539	6,917
Net periodic pension (benefit) expense	$(1,022)	16,090

We contributed $100 million to certain of our pension plans in the first quarter of 2011, substantially all of which related to our legacy Embarq plan.  Based on current actuarial estimates and market conditions as of March 31, 2011, we do not expect to be required to make a minimum contribution to our pension plans (including the pension plan we assumed on April 1, 2011 in connection with the Qwest acquisition) until 2012.  The actual level of contribution required in future years can change significantly depending on discount rates and actual returns on plan assets.

(6)	Income Taxes

Our effective income tax rate was 37.7% and 38.9% for the three months ended March 31, 2011 and March 31, 2010, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

(7)	Segment Information

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

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Voice	$745,203	812,876
Data	498,078	467,440
Network access	233,562	286,228
Other	218,876	233,882
Total operating revenues	$1,695,719	1,800,426

We derive our voice revenues by providing local exchange telephone and long distance services to our customers in our local exchange service areas.

We derive our data revenues primarily by providing (i) high-speed Internet access services (“DSL”), (ii) data transmission services over special access circuits and private lines, and (iii) switched digital television services in a limited number of our operating markets.

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

We derive other revenues primarily by (i) providing fiber transport, CLEC and security monitoring services; (ii) leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring, (iii) providing payphone services primarily within our local service territories and at various correctional facilities around the country, (iv) participating in the publication of local telephone directories, which allows us to share in revenues generated by the sale of yellow page and related advertising to businesses, (v) providing network database services and (vi) providing certain other product and service offerings.

As a result of our acquisition of Qwest on April 1, 2011, our chief operating decision maker will begin reviewing financial information and managing the business using a multiple segment approach.  Therefore, beginning in the second quarter of 2011, we expect to change our segment reporting disclosure to reflect three segments: (i) Regional Markets Group (which will generally consist of providing products and services to consumer and small and medium-sized business and regional enterprise customers); (ii) Business Markets Group (which will generally consist of providing products and services to enterprise and government customers) and (iii) Wholesale Markets Group (which will generally consist of providing products and services to other communications providers).  We currently expect that certain operating revenue and expense components, as well as total assets and capital expenditures, will be centrally managed and will not be assigned to any of the segments.  Prior periods will be recast to reflect this new presentation in connection with the issuance of our second quarter 2011 financial information.   Upon consummating our pending acquisition of Savvis (see Note 10), we may make further changes to our segment reporting.

We are required to contribute to several universal service fund programs and generally include a surcharge amount on our customers’ bills which is designed to recover our contribution costs.  Such amounts are reflected on a gross basis in our statement of income (included in both operating revenues and cost of services and products) and aggregated approximately $30 million for both the three months ended March 31, 2011 and March 31, 2010.

(8)	Fair Value Disclosure

The fair value of our long-term debt as of March 31, 2011 was $8.0 billion compared to the carrying value of $7.2 billion.  We estimate the fair value by discounting the scheduled payment streams to present value based upon rates currently available to us for similar debt.

As of March 31, 2011, we held life insurance contracts with cash surrender value that are required to be measured at fair value on a recurring basis.  The following table depicts these assets held and the related tier designation pursuant to the accounting guidance related to fair value disclosure.

	Balance
Description	March 31, 2011	Level 1	Level 2	Level 3
	(Dollars in thousands)

Cash surrender value of life insurance contracts	$99,373	99,373	-	-

(9)	Commitments and Contingencies

Previously Reported Litigation Matters

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

In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq’s retiree benefits programs generally effective January 1, 2008 (which resulted in a $300 million reduction to the liability for retiree benefits at the time of the modifications).  Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans.  Recently, the Court certified a class on certain of plaintiffs’ claims, but rejected class certification as to other claims.  Embarq and other defendants continue to vigorously contest these claims and charges.   Given that this litigation is still in discovery, we believe it is premature to estimate the impact this lawsuit could have to our results of operations or financial condition.  In 2009, a ruling in Embarq’s favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.

In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million.  The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges.  One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel.  We currently expect Sprint Nextel to file an appeal of this decision.  The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana.  In that case, the Court recently dismissed certain of CenturyLink’s claims, referred other claims to the FCC, and stayed the litigation for 12 months.  We have not recorded a reserve related to these matters.

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

Litigation Matters Assumed in Qwest Acquisition

On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. (“KPN”) are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest.  Plaintiffs allege, among other things, that defendants’ actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $6.0 billion based on the exchange rate on March 31, 2011), plus statutory interest.

On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of  KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest’s financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $310 million based on the exchange rate on March 31, 2011).

On August 23, 2005, the Dutch Shareholders Association (Vereniging van Effectenbezitters, or VEB) filed a petition for inquiry with the Enterprise Chamber of the Amsterdam Court of Appeals, the Netherlands, with regard to KPNQwest. VEB sought an inquiry into the policies and course of business at KPNQwest that are alleged to have caused the bankruptcy of KPNQwest in May 2002, and an investigation into alleged mismanagement of KPNQwest by its executive management, supervisory board members, joint venture entities (Qwest and KPN), and KPNQwest’s outside auditors and accountants.  On December 28, 2006, the Enterprise Chamber ordered an inquiry into the management and conduct of affairs of KPNQwest for the period January 1 through May 23, 2002. On December 5, 2008, the Enterprise Chamber appointed investigators to conduct the inquiry. VEB claims that certain individuals have assigned to it their claims for losses totaling approximately €40 million (or approximately $60 million based on the exchange rate on March 31, 2011), which those individuals allegedly incurred on investments in KPNQwest securities. VEB has not yet filed any adjudicative action to assert those claims.

On June 7, 2010, a number of parties, including Qwest and KPN, reached a settlement with VEB for €19 million (or approximately $30 million based on the exchange rate on March 31, 2011), conditioned in part on the termination of the investigation by the Enterprise Chamber.  Pursuant to the terms of the settlement, VEB formally requested that the Enterprise Chamber terminate the investigation.  The Enterprise Chamber denied that request and directed the investigation to proceed.  On an appeal of that decision, the Dutch Supreme Court reversed the Enterprise Chamber’s decision and, among other things, referred the case back to the Enterprise Chamber to terminate the investigation.  On March 30, 2011, the Enterprise Chamber terminated the investigation.

We will continue to defend against the pending KPNQwest litigation matters vigorously.

Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Kansas, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Mexico, New York, Oregon, South Carolina, Tennessee, Texas, Utah and Washington.  For the most part, the complaints challenge Qwest’s right to install its fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit Qwest to install its fiber-optic cable in the right-of-way without the plaintiffs’ consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs’ respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction.  The parties are now engaged in negotiating settlements on a state-by-state basis, and have filed and received preliminary approval of a settlement in Illinois federal court.

Qwest Communications Company, LLC (“QCC”) is a defendant in litigation filed by several billing agents for the owners of payphones seeking compensation for coinless calls made from payphones. The matter is pending in the United States District Court for the District of Columbia. Generally, the payphone owners claim that QCC underpaid the amount of compensation due to them under Federal Communications Commission regulations for coinless calls placed from their phones onto QCC’s network. The claim seeks compensation for calls, as well as interest and attorneys’ fees.  In March 2011, the parties agreed to a settlement pursuant to which the parties agreed to dismiss the case with prejudice.

A putative class action filed on behalf of certain of Qwest’s retirees was brought against Qwest, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with Qwest’s decision to reduce the life insurance benefit for these retirees to a $10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that Qwest and other defendants were obligated to continue their life insurance benefit at the levels in place before Qwest decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in Qwest’s favor on the central issue of whether Qwest properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims.  In 2009, the court dismissed or granted summary judgment to Qwest on all of the plaintiffs’ claims. The plaintiffs have appealed the court’s decision to the Tenth Circuit Court of Appeals.

(10)	Subsequent Event

On April 26, 2011, we signed a definitive agreement to acquire all outstanding shares of common stock of Savvis, Inc. (“Savvis”) in exchange for cash and CenturyLink common stock.   Under the terms of the agreement, Savvis stockholders will receive in exchange for each Savvis share $30 in cash and $10 in CenturyLink shares, subject to adjustment as described below, or total consideration of approximately $2.5 billion.  In addition, we will assume or refinance at closing net debt of approximately $0.7 billion.  The number of CenturyLink shares issued will be based upon the volume-weighted average price of CenturyLink common stock during the thirty trading day period ending three trading days prior to the closing, provided that if this average price is less than or equal to $34.42, each Savvis share will entitle the holder to receive $30 in cash and 0.2905 of a CenturyLink share.

Completion of the transaction is subject to various foreign and domestic regulatory reviews or approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.  The transaction is also subject to the approval of Savvis stockholders, as well as other customary closing conditions.  Subject to these conditions, we anticipate closing this transaction in the second half of 2011.

We have received a commitment letter from Bank of America Merrill Lynch and Barclays Bank PLC for bridge debt facilities aggregating up to $2 billion to fund a portion of the acquisition and to refinance Savvis’ current debt.

Subsequent to our announcement of our agreement to purchase Savvis, (i) Standard & Poor’s and Fitch reaffirmed their ratings of our long-term debt and (ii) Moody’s Investors Service affirmed our long-term debt rating of Baa3, but revised its outlook to negative (from stable).

        In April 2011, lawsuits were filed by shareholders of Savvis, Inc. in Missouri and Delaware state courts, alleging breach of fiduciary duty against Savvis and its officers and directors by failing to maximize the value to be received by shareholders in connection with the announced acquisition by CenturyLink.  CenturyLink is also named as a defendant to these lawsuits and is alleged to have aided and abetted these breaches of duty.  Although very early in the litigation process, we do not expect these lawsuits to have a material adverse impact on our results of operations or financial condition.

Item 2.
CenturyLink, Inc.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our annual report on Form 10-K for the year ended December 31, 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

On April 1, 2011, we acquired Qwest Communications International Inc. (“Qwest”) in a transaction that substantially expanded the size and scope of our business.  The results of operations of Qwest will only be included in CenturyLink’s consolidated results of operations subsequent to April 1, 2011.  As a result of this acquisition, we are now an integrated communications company primarily engaged in providing an array of communications services to customers in 37 states, including local and long distance voice, wholesale network access, high-speed Internet access, other data services, and video services.  In certain local and regional markets, we also provide fiber transport, competitive local exchange carrier, security monitoring, and other communications, professional and business information services.   For additional information on our revenue sources, see Note 7.   For additional information on our acquisition of Qwest, see Note 2.  For additional information on Qwest, which is now our wholly-owned subsidiary, see the periodic reports filed by it with the Securities and Exchange Commission.

During the three months ended March 31, 2011 and 2010, we incurred a significant amount of expenses directly attributable to our acquisition of Embarq Corporation in July 2009 and our acquisition of Qwest in April 2011, along with other one-time expenses.  Such expenses are summarized in the table below.

	Three months	Three months
Description of Expense	ended March 31, 2011	ended March 31, 2010
	(Dollars in thousands)

Cost of services and products
Severance costs due to workforce reductions associated with our acquisition of Embarq	$1,187	6,632
Integration related costs associated with our acquisition of Embarq	$12,935	5,792

Selling, general and administrative
Severance costs and accelerated recognition of share-based compensation costs due to workforce reductions associated with our acquisition of Embarq	$2,576	8,350
Integration related costs associated with our acquisition of Embarq	$12,877	15,715
Integration costs associated with our acquisition of Qwest	$5,867	-

Income tax expense
Income tax charge due to a change in the treatment of Medicare subsidy receipts	$-	3,965

During the last several years (exclusive of acquisitions and certain non-recurring favorable adjustments), we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates, minutes of use, and federal support fund payments.  To mitigate these declines, we plan to, among other things, (i) promote long-term relationships with our customers through bundling of integrated services, (ii) provide new services, such as video and wireless broadband, and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission (“FCC”) or improvements in our infrastructure, or agency or reselling arrangements with other carriers, (iii) provide our special access, broadband and premium services to a higher percentage of our customers, (iv) pursue acquisitions of additional communications properties if available at attractive prices, (v) increase usage of our networks and (vi) market our products and services to new customers.

In addition to historical information, this management’s discussion and analysis includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control.  Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect.  Factors that could affect actual results include but are not limited to:  the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC’s proposed rules regarding intercarrier compensation and the Universal Service Fund and the FCC’s related Notice of Proposed Rulemaking released on February 8, 2011); our ability to successfully complete our pending acquisition of Savvis, including receiving all regulatory approvals and realizing the anticipated benefits of the transaction; our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions of Qwest and Embarq; our ability to successfully integrate the operations of Qwest and Embarq into our operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use the net operating loss carryovers of Qwest in projected amounts; the effects of changes in our allocation of the Qwest purchase price after the date hereof;  our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our capital expenditures; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our April 2011 acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Item 1A to our Form 10-K for the year ended December 31, 2010, as updated and supplemented by our subsequent SEC reports. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements.  You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update any of our forward-looking statements for any reason.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared
to Three Months Ended March 31, 2010

Net income attributable to CenturyLink, Inc. was $211.1 million and $252.6 million for the first quarter of 2011 and 2010, respectively.  Diluted earnings per share for the first quarter of 2011 and 2010 was $.69 and $.84, respectively.

	Three months
	ended March 31,
	2011	2010
	(Dollars, except per share amounts, and shares in thousands)

Operating income	$464,298	545,230
Interest expense	(131,545)	(142,225)
Other income (expense)	6,480	10,500
Income tax expense	(127,742)	(160,548)
Net income	211,491	252,957
Less: Net income attributable to noncontrolling interests	(396)	(356)
Net income attributable to CenturyLink, Inc.	$211,095	252,601

Basic earnings per share	$.69	.84

Diluted earnings per share	$.69	.84

Average basic shares outstanding	303,832	299,413

Average diluted shares outstanding	304,479	299,997

Operating income decreased $80.9 million as a $104.7 million decrease in operating revenues was partially offset by a $23.8 million decrease in operating expenses.

Operating Revenues

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Voice	$745,203	812,876
Data	498,078	467,440
Network access	233,562	286,228
Other	218,876	233,882
Total operating revenues	$1,695,719	1,800,426

The $67.7 million decrease in voice revenues is primarily due to (i) a $47.3 million decrease due to a 7.6% decline in the average number of access lines in our markets in the first quarter of 2011 compared to the first quarter of 2010 and (ii) a $10.2 million decrease in custom calling feature revenues primarily due to the continued migration of customers to bundled service offerings at a lower effective rate.

Total access lines declined 107,000 (1.6%) during the first quarter of 2011 compared to a decline of 126,000 in the first quarter of 2010.  We believe the decline in the number of access lines during the first quarter of 2011 is primarily due to the displacement of traditional wireline telephone services by other competitive services and recent economic conditions.  Based on our current retention initiatives, we estimate that our access line loss will be between 7.0% and 7.5% in 2011 with respect to our incumbent markets (exclusive of the impact of access line loss in the properties we acquired from Qwest in April 2011).

Data revenues increased $30.6 million in the first quarter of 2011 primarily due to $13.6 million increase in special access revenues due to increased broadband demand and a $12.8 million increase in DSL-related revenues principally due to growth in the number of DSL customers.

Network access revenues decreased $52.7 million in the first quarter of 2011 due to (i) a $47.5 million decrease in interstate and intrastate access revenues due to a reduction in access rates and minutes (principally due to the loss of access lines and the displacement of minutes by wireless, electronic mail and other optional calling services) and (ii) a $5.6 million reduction in revenues from the federal Universal Service Fund primarily due to an increase in the nationwide average cost per loop factor used by the FCC to allocate funds among all recipients.  We believe that access rates and minutes of use will continue to decline in conjunction with losses of access lines and substitution of other communications alternatives in 2011, although we cannot precisely estimate the magnitude of such decrease.  Proceedings filed by interexchange carriers in several of our operating states or state initiated legislation could, if successful, place further downward pressure on our intrastate access rates.

Other revenues decreased $15.0 million in the first quarter of 2011 due to a $17.1 million decrease in certain non-regulated product sales and service offerings and a $5.7 million decline in database service revenues due to a decline in the number of customers.  Such decreases were partially offset by a $4.6 million increase in our fiber transport revenues.

Operating Expenses

	Three months
	ended March 31,
	2011	2010
	(Dollars in thousands)

Cost of services and products (exclusive of depreciation and amortization)	$594,455	619,105
Selling, general and administrative	268,419	282,929
Depreciation and amortization	368,547	353,162
	$1,231,421	1,255,196

Cost of services and products decreased $24.7 million primarily due to (i) a $15.5 million reduction in transport costs associated with the migration of legacy Embarq long distance traffic to our internal networks; (ii) a $6.0 million reduction in salaries and benefits primarily due to reduced pension expense; (iii) a $5.4 million reduction in severance-related costs associated with our July 2009 Embarq acquisition; (iv) a $3.0 million reduction in access expense and (iv) a $2.6 million reduction in plant operations expenses.  Such decreases were partially offset by (i) a $7.1 million increase in integration costs associated with our Embarq acquisition and (ii) a $6.6 million increase in costs associated with providing our facilities-based video offering to more of our operating markets in 2011 as compared to 2010.

Selling, general and administrative expenses decreased $14.5 million primarily due to (i) a $5.8 million reduction in severance related costs associated with our Embarq acquisition; (ii) a $3.3 million reduction in salaries and benefits primarily due to reduced pension expense; (iii) a $3.0 million reduction in marketing costs; (iv) a $2.8 million reduction in integration related costs associated with our acquisition of Embarq; and (v) a $2.5 million reduction in bad debt expense.  Such decreases were partially offset by $5.9 million of costs incurred in the first quarter of 2011 associated with our April 2011 acquisition of Qwest.

Depreciation and amortization increased $15.4 million primarily due to an increase in plant in service and the impact of changes to certain depreciation rates implemented in first quarter 2011.

Interest Expense

Interest expense decreased $10.7 million in the first quarter of 2011 compared to the first quarter of 2010 primarily due to lower average debt outstanding and a reduction in our average borrowing rate.

Other Income (Expense)

Other income (expense) includes the effects of certain items not directly related to our core operations, including our share of income from our 49% interest in a cellular partnership, interest income and allowance for funds used during construction.  Other income (expense) was $6.5 million for the first quarter of 2011 compared to $10.5 million for the first quarter of 2010.  Such reduction was primarily attributable to a $1.7 million reduction in capitalized interest and a $1.4 million reduction in our share of income from our 49% interest in a cellular partnership.

Income Tax Expense

Our effective income tax rate was 37.7% and 38.9% for the three months ended March 31, 2011 and March 31, 2010, respectively.

Included in income tax expense for the first quarter of 2010 is a $4.0 million charge related to the change in the tax treatment of the Medicare Part D subsidy as a result of the comprehensive health care reform legislation enacted in March 2010.

LIQUIDITY AND CAPITAL RESOURCES

Excluding cash used for acquisitions, we rely on cash provided by operations to fund our operating and capital expenditures as well as our dividend payments.  Our operations have historically provided a stable source of cash flow which has helped us continue our long-term program of capital improvements.

Net cash provided by operating activities was $669.8 million during the first three months of 2011 and $461.5 million during the first three months of 2010.  During the first quarter of 2011, we contributed $100 million to our pension plans, substantially all of which related to our legacy Embarq pension plan.  Such funding was made with borrowings under our revolving credit facility and cash on hand.  Our accompanying consolidated statements of cash flows identify major differences between net income and net cash provided by operating activities for each of these periods.  For additional information relating to our operations, see Results of Operations.

Net cash used in investing activities was $208.2 million and $168.5 million for the three months ended March 31, 2011 and 2010, respectively.  Payments for property, plant and equipment were $210.6 million in the first quarter of 2011 and $167.2 million in the first quarter of 2010.  Including capital requirements subsequent to our April 1, 2011 acquisition of Qwest, our budgeted capital expenditures for 2011 are expected to be approximately $2.2 billion for 2011.

Net cash used in financing activities was $365.0 million during the first three months of 2011 compared to $248.3 million during the first three months of 2010.  We made $147.8 million of debt payments (substantially all of which related to our revolving credit facility) in the first quarter of 2011 primarily from cash on hand.  We paid dividends of $221.8 million and $218.1 million in the first three months of 2011 and 2010, respectively.  Subsequent to the Qwest acquisition, we currently expect to continue our current annual dividend of $2.90 per share, subject to our board’s discretion.

       Excluding debt issued in connection with our pending Savvis acquisition, we currently expect to reduce our debt level in 2011 and 2012 by $1.5 billion to $2.0 billion as compared to the year end 2010 pro forma combined debt level of CenturyLink and Qwest.

       We have available a four-year $1.7 billion revolving credit facility which expires in January 2015.  Up to $400 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit.  As of April 30, 2011, approximately $61 million of letters of credit were outstanding.  Available borrowings under these credit facilities are also effectively reduced by any outstanding borrowings under our commercial paper program.  Our commercial paper program borrowings are effectively limited to the lesser of $1.5 billion or the total amount available under the credit facility.  As of April 30, 2011, we had no amounts outstanding under our credit facility and no amounts outstanding under our commercial paper program.

On April 21, 2011, we entered into a $160 million uncommitted revolving letter of credit facility, which enables us to issue letters of credit to third parties at a lower cost than letters of credit issued under our $1.7 billion revolving credit facility.  As of April 30, 2011, we had no letters of credit outstanding under our $160 million letter of credit facility.

Subsequent to the Qwest acquisition, (i) Standard & Poor’s downgraded our current long-term debt rating to BB; (ii) Moody’s Investors Service affirmed our long-term debt rating of Baa3 (with a stable outlook); and (iii) Fitch Ratings affirmed our long-term debt rating of BBB- (with a stable outlook).  Following our announcement on April 27, 2011 of our agreement to purchase Savvis, (i) Standard & Poor’s and Fitch reaffirmed their ratings of our long-term debt and (ii) Moody’s Investors Service affirmed our long-term debt rating of Baa3, but revised its outlook from stable to negative.

From time to time in the future, we plan to cause our regulated subsidiary, Qwest Corporation, to publicly sell debt securities to refinance its maturing debt or to raise capital.  Following our acquisition of Qwest, the ratings of Qwest Corporation’s long-term debt securities are (i) BBB- by Standard & Poor’s, (ii) Baa3 by Moody’s Investors Service and (iii) BBB- by Fitch Ratings.

In conjunction with our announcement to purchase Savvis, we received a commitment letter from Bank of America Merrill Lynch and Barclays Bank PLC for bridge debt facilities aggregating up to $2 billion to fund a portion of the acquisition and to refinance Savvis’ current debt.  See Note 10 for additional information.

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

At March 31, 2011, the fair value of our long-term debt was estimated to be $8.0 billion based on the overall weighted average rate of our debt of 7.1% and an overall weighted maturity of 11 years compared to terms and rates currently available in long-term financing markets.  Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 71 basis points in interest rates (ten percent of our overall weighted average borrowing rate).  Such an increase in interest rates would result in approximately a $344.3 million decrease in fair value of our long-term debt at March 31, 2011.  As of March 31, 2011, approximately 97% of our long-term and short-term debt obligations were fixed rate.

As of March 31, 2011, Qwest had approximately $2.3 billion of long-term debt maturing in the subsequent 12 months, which we assumed on April 1, 2011 in connection with our acquisition of Qwest.  We currently expect to refinance this debt, although we may pay off a portion of this debt using cash on hand or credit facility borrowings.  We would be exposed to changes in interest rates at any time that we choose to refinance any of this debt.  As of March 31, 2011, Qwest had $750 million of floating rate debt outstanding, all of which is exposed to changes in interest rates.  The exposure for these instruments is linked to the London InterBank Offered Rate (LIBOR).  A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by approximately $8 million.

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

We are also exposed to market risk from changes in the fair value of our pension plan assets.  If our actual return on plan assets is significantly lower than our expected return assumption, our net periodic pension expense will increase in the future and we will be required to contribute additional funds to our pension plans.

Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments.  Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations.  The analysis above incorporates only those risk exposures that existed as of March 31, 2011.

Item 4.
CenturyLink, Inc.
CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurances that information required to be disclosed by us in the reports we file under the Securities Exchange Act of 1934 is timely recorded, processed, summarized and reported as required.  Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated our disclosure controls and procedures as of March 31, 2011.  Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures have been effective in providing reasonable assurance that they have been timely alerted of material information required to be filed in this report.  Since the date of Messrs. Post’s and Ewing’s most recent evaluation, we did not make any change to our internal control over financial reporting that materially affected, or that we believe is reasonably likely to materially affect, our internal control over financial reporting.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and contingencies, and there can be no assurance that any design will succeed in achieving its stated goals.  Because of inherent limitations in any control system, misstatements due to error or fraud could occur and not be detected.

PART II. OTHER INFORMATION

CenturyLink, Inc.

Item 1.	Legal Proceedings.

See Note 9 to the financial statements included in Part I, Item 1, of this report.

Item 1A.	Risk Factors.

The following risks relate to our April 1, 2011 acquisition of Qwest and our pending acquisition of Savvis.  We face other risks that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010.  The risks described below and in our 2010 Annual Report on Form 10-K are not the only risks facing us.  Please be aware that additional risks and uncertainties not currently known to us or that we currently deem to be immaterial could also materially and adversely affect our business operations.

Risks Relating to Qwest Acquisition

We expect to incur substantial expenses related to the integration of Qwest.

We expect to incur substantial expenses in connection with completing the Qwest acquisition on April 1, 2011 and integrating Qwest’s business, operations, networks, systems, technologies, policies and procedures of Qwest with ours.  There are a large number of systems that may need to be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance.  While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  Moreover, we expect to commence these integration initiatives before we have completed a similar integration of our business with the business of Embarq, acquired in 2009, which could cause both of these integration initiatives to be delayed or rendered more costly or disruptive than would otherwise be the case.  Due to these factors, we expect the transaction and integration expenses associated with the Qwest acquisition to exceed in the near term our anticipated post-acquisition integration savings resulting from the elimination of duplicative expenses and the realization of economies of scale, many of which cannot be attained until several months or years after the acquisition.  As a result of these expenses, we expect to continue to take charges against our earnings after the April 1, 2011 closing date.  These charges are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

Following the Qwest acquisition, the combined company may be unable to integrate successfully our business and Qwest’s business and realize the anticipated benefits of the acquisition.

The Qwest acquisition involves the combination of two companies which previously operated as independent public companies.  We will be required to devote significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

•
the inability to successfully combine our business and Qwest’s business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

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

•	the failure to retain key employees of either of the two companies, some of whom could be critical to integrating the companies;

•	potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

•	performance shortfalls at one or both of the two companies as a result of the diversion of management’s attention caused by integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

The Qwest acquisition changed the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.

Prior to the Embarq acquisition, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities.  Although Embarq’s local exchange markets include Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, we have operated these more dense markets only since mid-2009.  Qwest’s markets include Phoenix, Arizona, Denver, Colorado, Minneapolis — St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon.  Compared to our legacy markets, these urban markets, on average, are substantially denser and have experienced greater access line losses in recent years.  While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we can not assure you of this.  Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets following the acquisition, or are required to be changed or abandoned to adjust to differences in these larger markets.

Following the Qwest acquisition, we may be unable to retain key employees.

Our success after the acquisition will depend in part upon our ability to retain key Qwest and CenturyLink employees.  Key employees may depart because of a variety of reasons relating to the acquisition.  Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or Qwest have been able to in the past.

Following the Qwest acquisition, we will conduct branding or rebranding initiatives that are likely to involve substantial costs and may not be favorably received by customers.

Our Board of Directors has approved “CenturyLink” as the name and brand for the combined company.  As a result, we expect to incur substantial capital and other costs in rebranding the CenturyLink name in those markets that previously used the Qwest name.  We cannot assure you that the CenturyLink name will be well received in those markets.  The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the acquisition, resulting in reduced revenues.

Any adverse outcome of the KPNQwest litigation or other material litigation of Qwest or CenturyLink could have a material adverse impact on our financial condition and operating results following the Qwest acquisition.

As described in further detail in Note 9 of this Report, the pending KPNQwest litigation presents material and significant risks to us. In the aggregate, the plaintiffs in these matters have sought billions of dollars in damages.

There are other material proceedings pending against Qwest and CenturyLink, as described in their respective reports filed with the SEC.  Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results.  We can give you no assurances as to the impact of these matters on our operating results or financial condition.

Counterparties to certain significant agreements with Qwest may exercise contractual rights to terminate such agreements following the Qwest acquisition.

Qwest is a party to certain agreements that give the counterparty a right to terminate the agreement following a “change in control” of Qwest.  Under most such agreements, the Qwest acquisition constituted a change in control of Qwest and therefore the counterparty may terminate the agreement following the closing of the acquisition.  Qwest has agreements subject to such termination provisions with significant customers, major suppliers and service providers.  In addition, certain Qwest customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience, which would allow the customer to terminate its contract after the closing of the acquisition.  Any such counterparty may request modifications of their respective agreements as a condition to their agreement not to terminate.  There is no assurance that such agreements will not be terminated, that any such terminations will not result in a material adverse effect, or that any modifications of such agreements to avoid termination will not result in a material adverse effect.

We have a significant number of employees subject to collective bargaining agreements subsequent to the Qwest acquisition.

Subsequent to our Qwest acquisition, over 20,000 of our employees are represented by various collective bargaining agreements with the Communications Workers of America and the International Brotherhood of Electrical Workers.  Although we believe that our relations with our employees and unions are generally good, no assurance can be given that we will be able to successfully extend or negotiate our collective bargaining agreements as they expire.  Certain legacy CenturyLink union contracts have expired; however, employees continue to perform their work activities while contract negotiations continue.  The impact of future negotiations, including changes in salaries and benefit levels, could have a material impact on our financial results.  Also, if we fail to extend or renegotiate our collective bargaining agreements, if significant disputes with our unions arise, or if our unionized workers engage in a strike or other work stoppage, we could incur higher ongoing labor costs or experience a significant disruption of operations, which could have a material adverse effect on our business.

We cannot assure you whether, when or in what amounts we will be able to use Qwest’s net operating losses following the Qwest acquisition.

As of March 31, 2011, Qwest had $5.5 billion of net operating losses, or NOLs, which can be used to offset future taxable income of the CenturyLink consolidated group.  The Qwest acquisition caused an “ownership change” for Qwest companies under federal tax laws relating to the use of NOLs.  As a result, these laws could limit our ability to use Qwest’s NOLs following the Qwest acquisition.  Further limitations could apply if we are deemed to undergo an ownership change in the future.  Determining whether an ownership change occurs and computing the limitations under Section 382 are technical and highly complex.  As a result, we cannot assure you that we will be able to use the NOLs after the acquisition in the amounts we project.

Risks Relating to Pending Savvis Acquisition

We may not be able to successfully or timely complete our pending acquisition of Savvis, or realize the anticipated benefits of the transaction.

We are unable to complete our pending acquisition of Savvis until after (i) we receive approvals from the FCC, (ii) the waiting period has expired under the Hart-Scott-Rodino Antitrust Improvements Act, (iii) various other domestic and foreign regulatory agencies have been notified of the transaction and (iv) certain other approvals are received and various other closing conditions are satisfied.  Regulatory entities may impose certain requirements or obligations as conditions for their approval or in connection with their review.  We can provide no assurance that we will obtain the necessary approvals or that any required conditions will not have a material adverse effect on CenturyLink following the merger. In addition, we can provide no assurance that these conditions will not result in the abandonment of the merger.  Our failure to complete the merger could adversely affect our business or prospects, and could negatively impact the trading price of our securities.  If the merger is completed, we can provide no assurance that the anticipated benefits of the merger will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of Savvis’ operations into ours will not be greater than expected, particularly in light of our currently pending integration of the operations of Embarq and Qwest into our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2011, we withheld 359,226 shares of stock at an average price of $40.74 per share to pay taxes due upon vesting of restricted stock for certain of our employees.

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

CenturyLink, Inc.

Date: May 6, 2011	/s/ David D. Cole
David D. Cole
Senior Vice President – Controller
and Operations Support (Chief Accounting
Officer and Duly Authorized Officer)