Form 10-Q
period 2011-06-30
CENTURYLINK, INC
filed 2011-08-09
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-7784

CENTURYLINK, INC.
(Exact name of registrant as specified in its charter)

Louisiana (State or other jurisdiction of incorporation or organization)	72-0651161 (I.R.S. Employer Identification No.)
100 CenturyLink Drive, Monroe, Louisiana (Address of principal executive offices)	71203 (Zip Code)

(318) 388-9000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        As of August 1, 2011, there were 616,443,796 shares of common stock outstanding.

CenturyLink, Inc.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions except per share amounts and shares in thousands)
OPERATING REVENUES	$4,406	1,772	6,102	3,572

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,781	627	2,407	1,271
Selling, general and administrative	968	264	1,205	522
Depreciation and amortization	1,198	358	1,567	711

Total operating expenses	3,947	1,249	5,179	2,504

OPERATING INCOME	459	523	923	1,068

OTHER (EXPENSE) INCOME
Interest expense	(280)	(140)	(408)	(278)
Other (expense) income, net	(14)	4	(11)	10

Total other (expense) income	(294)	(136)	(419)	(268)

INCOME BEFORE INCOME TAX EXPENSE	165	387	504	800
Income tax expense	63	149	191	309

NET INCOME	$102	238	313	491

EARNINGS PER COMMON SHARE
BASIC	$0.17	0.79	0.69	1.63
DILUTED	$0.17	0.79	0.69	1.63
DIVIDENDS DECLARED PER COMMON SHARE	$0.725	0.725	1.45	1.45
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	598,884	300,058	451,358	299,736
DILUTED	600,259	300,605	452,369	300,301

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
NET INCOME	$102	238	313	491

OTHER COMPREHENSIVE (LOSS) INCOME:
Loss on interest rate cash flow hedges, net of reclassifications to net income, net of $(2), $—, $(2), and $—tax	(4)	—	(4)	—
Defined benefit pension and postretirement plans, net of $1, $2, $3 and $(12) tax	2	3	4	(6)

Other comprehensive (loss) income	(2)	3	—	(6)

COMPREHENSIVE INCOME	$100	241	313	485

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,546	173
Accounts receivable, less allowance of $95 and $60	1,830	713
Income tax receivable	7	102
Deferred income tax asset	276	81
Other	348	74

Total current assets	5,007	1,143

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	26,595	16,329
Accumulated depreciation	(8,571)	(7,575)

Net property, plant and equipment	18,024	8,754

GOODWILL AND OTHER ASSETS
Goodwill	20,266	10,261
Customer relationships, net	8,199	930
Other intangible assets, net	2,568	622
Other	778	328

Total goodwill and other assets	31,811	12,141

TOTAL ASSETS	$54,842	22,038

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,610	12
Accounts payable	1,256	300
Accrued expenses and other liabilities
Salaries and benefits	719	159
Income and other taxes	387	124
Interest	315	104
Other	234	122
Advance billings and customer deposits	543	190

Total current liabilities	5,064	1,011

LONG-TERM DEBT	19,734	7,316

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	3,106	2,369
Benefit plan obligations, net	4,008	1,306
Other	1,289	389

Total deferred credits and other liabilities	8,403	4,064

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 800,000 shares, issued and outstanding 601,906 and 304,948 shares	602	305
Additional paid-in capital	18,236	6,181
Treasury stock, 336 and 0 shares	(14)	—
Accumulated other comprehensive loss	(141)	(141)
Retained earnings	2,958	3,302

Total stockholders' equity	21,641	9,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$54,842	22,038

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2011	2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$313	491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,567	711
Deferred income taxes	166	(17)
Provision for uncollectible accounts	61	42
Changes in current assets and current liabilities:
Receivables	8	(58)
Accounts payable	(24)	(96)
Accrued income and other taxes	67	115
Other current assets and other current liabilities, net	22	(24)
Retirement benefits	(129)	(280)
Changes in other noncurrent assets and liabilities	(10)	(17)
Other, net	(23)	14

Net cash provided by operating activities	2,018	881

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(790)	(362)
Cash acquired in Qwest acquisition, net of $5 cash paid	419	—
Other, net	9	2

Net cash used in investing activities	(362)	(360)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	2,602	—
Payments of long-term debt	(857)	(11)
Net payments on credit facility	(365)	(68)
Dividends paid	(657)	(437)
Net proceeds from issuance of common stock	58	26
Repurchase of common stock	(30)	(13)
Other, net	(34)	6

Net cash provided by (used in) financing activities	717	(497)

Net increase in cash and cash equivalents	2,373	24
Cash and cash equivalents at beginning of period	173	162

Cash and cash equivalents at end of period	$2,546	186

Supplemental cash flow information:
Income taxes refunded (paid), net	$99	(248)

Interest paid (net of capitalized interest of $10 and $7)	$(460)	(266)

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Six months ended June 30,
	2011	2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$305	299
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	294	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	4	2
Shares withheld to satisfy tax withholdings	(1)	—

Balance at end of period	602	301

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	6,181	6,020
Issuance of common stock to acquire Qwest, including assumption of share-based compensation awards	11,974	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	55	24
Shares withheld to satisfy tax withholdings	(15)	(13)
Share-based compensation and other, net	41	23

Balance at end of period	18,236	6,054

TREASURY STOCK
Balance at beginning of period	—	—
Shares withheld to satisfy tax withholdings	(14)	—

Balance at end of period	(14)	—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(141)	(85)
Other comprehensive income (loss)	—	(6)

Balance at end of period	(141)	(91)

RETAINED EARNINGS
Balance at beginning of period	3,302	3,233
Net income	313	491
Dividends declared on common stock	(657)	(437)

Balance at end of period	2,958	3,287

TOTAL STOCKHOLDERS' EQUITY	$21,641	9,551

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(UNAUDITED)

        All references herein to "we", "us", "our" or "CenturyLink" refer to CenturyLink, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after April 1, 2011 (except as otherwise stated herein), Qwest Communications International Inc., or "Qwest", which we acquired on April 1, 2011.

(1)   Basis of Presentation

        Our consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. As discussed in Note 2—Acquisition of Qwest, these financial statements reflect the results of operations of Qwest Communications International Inc. ("Qwest") subsequent to our April 1, 2011 acquisition of Qwest.

        Our consolidated financial statements for the three and six months ended June 30, 2011 and 2010 have not been audited by independent certified public accountants; however, in our opinion, all normal recurring adjustments necessary to present fairly the results of operations for the three- and six-month periods have been included therein. The results of operations for the first six months of the year are not indicative of the results of operations which might be expected for the entire year.

        Our consolidated financial statements for the three months and six months ended June 30, 2011 and 2010 reflect changes in the way we present the effects of noncontrolling interests in certain of our subsidiaries. To simplify the overall presentation of our financial statements, we no longer display immaterial amounts attributable to noncontrolling interests as separate items. In our revised presentation we report: (i) income attributable to noncontrolling interests in other income, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other financing activities. As a result of this change, the amounts we now report as net income correspond to amounts that we previously reported as net income attributable to CenturyLink, Inc. This presentation change has no effect on earnings per common share, total equity or the classification of our cash flows.

        During the second quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. These revised definitions resulted in the reclassification of certain expenses (primarily customer service expenses for some of our services and products) from selling, general and administrative to cost of services and products. The amounts reclassified were $38 million and $62 million for the three and six months ended June 30, 2010, respectively, and $31 million for the three months ended March 31, 2011. Our current definitions are as follows:

  •
  Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); charges for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network operations.

  •
  Selling, general and administrative expenses are expenses incurred in selling products and services to our customers, corporate overhead and other operating expenses. These expenses include: employee-related expenses (such as salaries, wages, internal commissions, benefits and professional fees) directly attributable to selling products or services and employee-related expenses for administrative functions; marketing and advertising; taxes (such as property and other taxes) and fees; external commissions; bad debt expense; and other selling, general and administrative expenses.

        These expense classifications may not be comparable to those of other companies.

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting (see Note 12—Segment Information). These changes had no impact on total operating expenses or net income for any period.

        Recent accounting pronouncements. In September 2009, the Financial Accounting Standards Board (the "FASB") updated the accounting standard regarding revenue recognition for multiple deliverable arrangements, such as the service bundles we offer to customers. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not and will not have a material impact on our consolidated financial statements.

(2)   Acquisition of Qwest

        On April 1, 2011, we acquired Qwest, and as a result Qwest became a wholly owned subsidiary of CenturyLink. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. Each outstanding share of Qwest common stock immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. We estimate that the aggregate consideration was approximately $12.273 billion based on:

  •
  the number of shares of CenturyLink common stock issued to consummate the acquisition of 294 million;

  •
  the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in shares issued above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        We have recognized the assets and liabilities of Qwest based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. We expect to complete our final determinations no later than the first quarter of 2012. Our final determinations may be significantly different than those reflected in our consolidated financial statements as of June 30, 2011. Based on our preliminary estimates, the aggregate consideration exceeds the aggregate estimated fair value of the acquired net assets and assumed liabilities by $10.005 billion, which has been recognized as goodwill. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration based on currently available information (dollars in millions).

April 1, 2011
Cash, accounts receivable and other current assets	$2,036
Property, plant and equipment	9,525
Identifiable intangible assets
Customer relationships	7,625
Capitalized software	1,702
Other	366
Other noncurrent assets	373
Current liabilities, excluding current maturities of long-term debt	(2,424)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,260)
Goodwill	10,005

Aggregate consideration	$12,273

        The results of Qwest's operations have been included in our consolidated results of operations beginning April 1, 2011. Although our consolidated statements of operations for the three and six months ended June 30, 2011 included operating revenues (net of intercompany eliminations) of $2.746 billion attributable to the operations of Qwest, Qwest's post-acquisition operations did not contribute significantly to our consolidated net income. The following unaudited pro forma financial information presents the combined results of CenturyLink and Qwest for the three months ended June 30, 2010 and the six months ended June 30, 2011 and 2010, as though the acquisition had been consummated as of January 1, 2010.

	Three months ended June 30, 2010	Six months ended June 30,
		2011	2010
	(Dollars in millions except per share amounts)
Operating revenues	$4,635	8,887	9,335
Net income	$268	386	428
Basic earnings per common share	$0.45	0.64	0.73
Diluted earnings per common share	$0.45	0.64	0.72

        This pro forma information reflects certain adjustments to Qwest's previously reported operating results, primarily:

  •
  decreased operating revenues and expenses due to the elimination of deferred revenues and deferred costs associated with installation activities and capacity leases that were assigned no value at acquisition and the elimination of transactions between CenturyLink and Qwest that are now subject to elimination;

  •
  increased amortization expense related to identifiable intangible assets, net of decreased depreciation expense to reflect the fair value of property, plant and equipment;

  •
  decreased recognition of retiree benefit expenses due to the elimination of unrecognized actuarial losses;

  •
  decreased interest expense due to the amortization of an adjustment to reflect the fair value of long-term debt; and

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisition (other than those realized subsequent to the April 1, 2011 acquisition date).

        As of June 30, 2011, we had cumulatively incurred expenses, consisting primarily of investment banking and legal fees, totaling $76 million to consummate the Qwest acquisition. We incurred $58 million of these expenses during the three months ended June 30, 2011, which are included in our selling, general and administrative expenses. During the same three month period in 2010, our selling, general and administrative expenses included $10 million of such expenses. Qwest also incurred $71 million in costs to consummate the acquisition, which are not reflected in these financial statements, $36 million in periods prior to being acquired and $35 million on the date of the acquisition. We did not incur expenses to consummate the acquisition in either of the three-month periods ended March 31, 2011 or 2010, so our selling, general and administrative expenses for the six-month periods ended June 30, 2011 and 2010, are $58 million and $10 million, respectively.

(3)   Acquisition of Savvis

        On July 15, 2011, we acquired all outstanding common stock of SAVVIS, Inc. ("Savvis"), a provider of managed hosting and colocation services. We believe this acquisition enhances our ability to be an information technology partner with our existing business customers and strengthens our opportunities to acquire new business customers in the future. The consideration for this acquisition included $1.732 billion in cash payments and 14.313 million shares of CenturyLink common stock (valued at $552 million based on the $38.54 closing price of our stock on July 14, 2011) issued to Savvis stockholders at closing. Our final determination of aggregate consideration also will include the estimated fair value of the pre-combination portion of certain assumed share-based compensation awards.

        Upon closing of the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction costs totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from the issuance of senior notes with an aggregate principal amount of $2.000 billion (see Note 5—Long-term Debt and Credit Facilities for additional information about our senior notes).

        Savvis' operating results will be included in our consolidated results of operations beginning July 15, 2011. The assets acquired and liabilities assumed will be recognized at their estimated acquisition date fair values. The estimation of such fair values and the related estimation of lives of depreciable tangible assets and amortizable intangible assets will require significant judgment. Due to the timing of the Savvis acquisition, the initial accounting for this acquisition is incomplete as of the date of issuance of these financial statements. Consequently, preliminary estimates of certain components of acquisition consideration and the fair values of assets acquired and liabilities assumed cannot be made with reasonable accuracy, and at this time it is not practicable to provide supplemental pro forma information as if the Savvis acquisition had occurred as of January 1, 2010. We expect to finalize our determinations of aggregate consideration and our acquisition date fair value estimates no later than the second quarter of 2012.

(4)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets as of June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$20,266	10,261

Customer relationships, less accumulated amortization of $705 and $349	$8,199	930

Other intangible assets
Capitalized software, less accumulated amortization of $197 and $79	$1,788	164
Other intangible assets subject to amortization, less accumulated amortization of $47 and $3	362	40
Indefinite-life intangible assets	418	418

Other intangible assets, net	$2,568	622

        At June 30, 2011, the net carrying amounts of goodwill, customer relationships and other intangible assets included preliminary estimates of $10.005 billion, $7.365 billion and $1.954 billion, respectively, related to our April 1, 2011 acquisition of Qwest. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the first quarter of 2012. We also are in the process of assigning goodwill to our reporting units, which have been realigned within our new operating segments (see Note 12—Segment Information).

        Total amortization expense for intangible assets for the six months ended June 30, 2011 was $525 million, which includes $420 million related to the Qwest acquisition. We amortize Qwest customer relationships over an estimated life of 10 years, using the sum-of-the-years-digits and straight-line methods, depending on the classification of the customer. We amortize Qwest capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize other Qwest intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years. We estimate that total amortization expense for the years ending December 31, 2011 through 2015 (excluding the effects of the Savvis acquisition that was consummated on July 15, 2011) will be as follows (dollars in millions):

Year ending December 31,
2011	$1,442
2012	$1,652
2013	$1,489
2014	$1,323
2015	$1,136

        We periodically review the estimated lives and methods used to amortize our intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of value related to Qwest's and Savvis' intangible assets.

(5)   Long-term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, at June 30, 2011 and December 31, 2010 consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, as follows:

	June 30, 2011
				December 31, 2010 Carrying Amount
	Principal Amount	Premiums, Discounts and Other, net	Carrying Amount
	(Dollars in millions)
CenturyLink, Inc.	$4,519	(24)	4,495	2,885
Subsidiaries
Qwest	11,796	615	12,411	—
Embarq Corporation	4,535	(173)	4,362	4,360
Other	76	—	76	83

Total long-term debt	20,926	418	21,344	7,328
Less current maturities	1,610	—	1,610	12

Long-term debt, excluding current maturities	$19,316	418	19,734	7,316

        As a result of the acquisition of Qwest on April 1, 2011, Qwest's existing debt obligations, which consisted primarily of debt securities issued by Qwest Communications International Inc. and two of its subsidiaries, are now included in our consolidated debt balances. On the acquisition date, Qwest's debt securities had stated principal balances totaling $11.598 billion, predominantly fixed contractual interest rates ranging from 6.5% to 8.875% (weighted average of 7.63%) and maturities ranging from 2011 to 2043. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from incurring additional debt, making certain payments and investments, granting liens, and selling or transferring assets. We do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our company as needed. In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. We also recorded capital leases and certain other obligations of Qwest at their estimated fair values totaling $383 million as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The amount by which the fair value of Qwest debt securities exceeds their stated principal balances on the acquisition date of $693 million will be recognized as an adjustment to interest expense over the remaining terms of the debt.

        On June 8, 2011, our indirect wholly owned subsidiary, Qwest Corporation ("QC"), issued 7.375% Notes due June 1, 2051 in the aggregate principal amount of $661 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $643 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price of 100%. QC used the net proceeds, together with available cash balances, to redeem

$825 million aggregate principal amount of QC's 7.875% Notes due 2011, and to pay related fees and expenses.

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.000 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of approximately $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury security rate plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain of Savvis' debt (see Note 3—Acquisition of Savvis). In April 2011, we received commitment letters from two banks to provide up to $2 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes. Other (expense) income, net for the three and six months ended June 30, 2011 includes fees totaling $16 million that were incurred under the terminated arrangement.

        Aggregate maturities of our long-term debt (excluding unamortized discounts and premiums) as of June 30, 2011 are as follows (dollars in millions):

Remainder of 2011 (classified as current)	$61
Year ending December 31,
2012 (including $1,549 classified as current)	$1,929
2013	$1,657
2014	$2,006
2015	$1,349
Thereafter	$13,924

        In January 2011, we entered into a four-year revolving credit facility with various lenders ("Credit Facility"). The Credit Facility initially allowed us to borrow up to $1.000 billion. Upon consummation of the Qwest acquisition, our borrowing capacity under the Credit Facility increased to $1.700 billion. Up to $400 million of the Credit Facility can be used for letters of credit, which reduces the amount available for other extensions of credit. At June 30, 2011, we had no borrowings and $61 million in letters of credit outstanding under the Credit Facility, leaving $1.639 billion available for future use.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility ("LC Facility"), which enables us to provide letters of credit under terms that may be more favorable than those under our $1.700 billion credit facility.

        At June 30, 2011, our outstanding letters of credit totaled $131 million, including $70 million under the LC Facility.

        At June 30, 2011, we were in compliance with the provisions and covenants contained in our credit facility and other debt agreements.

(6)   Employee Benefits

        We sponsor several defined benefit pension plans, which in the aggregate cover substantially all of our employees. In connection with the acquisition of Qwest on April 1, 2011, we assumed defined benefit pension plans sponsored by Qwest for its employees. Based on a preliminary valuation analysis, we recognized a $479 million liability as of April 1, 2011 for the unfunded status of the Qwest pension plans, reflecting estimated projected benefit obligations of $8.267 billion in excess of the $7.788 billion estimated fair value of plan assets.

        Net periodic pension (benefit) expense for the three and six months ended June 30, 2011 and 2010 consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$20	17	28	33
Interest cost	169	58	229	122
Expected return on plan assets	(212)	(71)	(285)	(142)
Net amortization and deferral	3	3	7	10

Net periodic pension (benefit) expense	$(20)	7	(21)	23

        Net periodic pension benefit for the three and six months ended June 30, 2011 includes an $18 million benefit related to Qwest plans subsequent to the April 1, 2011 acquisition date.

        We contributed $100 million to certain of our defined benefit pension plans during the six months ended June 30, 2011.

        We also sponsor plans that provide postretirement health care and other benefits to qualifying employees. In connection with the acquisition of Qwest on April 1, 2011, we assumed postretirement benefit plans sponsored by Qwest for certain of its employees. Based on a preliminary valuation analysis, we recognized a $2.516 billion liability as of April 1, 2011 for the unfunded status of Qwest's postretirement benefit plans, reflecting estimated accumulated postretirement benefit obligations of $3.284 billion in excess of the $768 million estimated fair value of the plans assets.

        Net periodic postretirement benefit expense for the three and six months ended June 30, 2011 and 2010 consisted of the following components:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$4	3	7	7
Interest cost	48	8	55	16
Expected return on plan assets	(13)	(1)	(14)	(2)
Amortization of unrecognized prior service cost	(1)	—	(1)	(1)

Net periodic postretirement benefit expense	$38	10	47	20

        Net periodic postretirement benefit expense for the three and six months ended June 30, 2011 includes $30 million related to the Qwest plans subsequent to the April 1, 2011 acquisition date. We report net periodic pension (benefit) expense and postretirement benefit expense in cost of services and products and selling, general and administrative expenses.

(7)   Severance and Restructuring

        We have announced reductions in our workforce in prior periods and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from progression or completion of merger integration plans, increased competitive pressures and the loss of access lines. In connection with our April 1, 2011 acquisition of Qwest, we assumed severance liabilities related to similar workforce reductions that Qwest had initiated prior to the acquisition date. We report severance liabilities in salaries and benefits within accrued expenses and other liabilities in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses and cost of services and products in our consolidated statements of operations.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow techniques. Periodically, we recognize expense to reflect accretion of the discounted liabilities and we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. The remaining lease terms range up to 15 years.

        Changes in our accrued liabilities for severance expenses and leased real estate for the six months ended June 30, 2011 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2010	$18	—
Accrued to expense	112	10
Liabilities assumed in Qwest acquisition	20	168
Payments, net	(82)	(6)

Balance at June 30, 2011	$68	172

        Our severance expenses for the three and six months ended June 30, 2011 also included $11 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to the Qwest acquisition.

(8)   Share-based Compensation

        We maintain programs that allow our Board of Directors (through its Compensation Committee) and our Chief Executive Officer to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares. As of June 30, 2011, we had reserved approximately 59 million shares of common stock that may be issued in connection with awards under our current incentive programs. We also offer an Employee Stock Purchase Plan whereby employees can purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six-month offering periods.

        During the second quarter of 2011, we granted 292,191 shares of restricted stock to certain executives and outside directors. The vesting period for these awards generally is three years. Vesting of certain awards is subject to the attainment of specified company performance measures.

        Upon the April 1, 2011, closing of our acquisition of Qwest, we assumed certain obligations under Qwest's pre-existing share-based compensation arrangements. Specifically:

  •
  all nonvested shares of Qwest restricted stock outstanding immediately prior to the acquisition converted into an aggregate of 780,455 nonvested shares of CenturyLink restricted stock,

  •
  all Qwest non-qualified stock options outstanding immediately prior to the acquisition converted into an aggregate of 7,198,331 CenturyLink non-qualified stock options (including 5,562,198 fully vested options), and

  •
  all Qwest market-based awards outstanding immediately prior to the acquisition vested in full and were paid out by us through the issuance of an aggregate of 563,269 shares of CenturyLink common stock in April 2011.

        The aggregate fair value of the assumed awards was $114 million, of which $85 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $41.55 closing price of our common stock on March 31, 2011. For non-qualified stock options, fair value was determined using the Black-Scholes option-pricing model, reflecting a risk-free interest rate ranging from 0% to 2.1% (depending on the expected life of the option), an expected dividend yield of 6.98%, an expected term ranging from 0.1 to 4.8 years (depending on the option's remaining contractual term and exercise price and on historical experience), and expected volatility ranging from 11% to 35% (based on the expected term and historical experience). The remaining $29 million of the aggregate fair value of the assumed awards was attributable to post-acquisition services and is being recognized as compensation expense, net of estimated forfeitures, over the remaining vesting periods for the awards, which range from 0.1 years to 3.0 years.

        The following table summarizes activity involving stock option awards for the six months ended June 30, 2011:

	Number of Options (in thousands)	Weighted- Average Exercise Price
Outstanding at December 31, 2010	5,040	$39.06
Assumed in Qwest acquisition	7,198	$34.50
Exercised	(1,651)	$30.29
Forfeited/Expired	(901)	$66.41

Outstanding at June 30, 2011	9,686	$34.62

Exercisable at June 30, 2011	8,551	$35.52

        At June 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $83 million and $69 million, respectively. The weighted average remaining contractual term for such options was 5.0 years and 4.5 years, respectively.

        The following table summarizes activity involving restricted stock and restricted stock unit awards for the six months ended June 30, 2011:

	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value
Nonvested at December 31, 2010	2,892	$33.69
Granted	292	$41.71
Assumed in Qwest acquisition	780	$41.55
Vested	(1,673)	$34.31
Forfeited	(17)	$35.23

Nonvested at June 30, 2011	2,274	$36.96

        Total compensation expense for all share-based payment arrangements for the first six months of 2011 and 2010 was $32 million and $18 million, respectively. Compensation expense for the six months ended June 30, 2011 included $11 million for accelerated recognition of certain awards resulting from the consummation of the Qwest acquisition. As of June 30, 2011, there was $73 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 2.0 years.

(9)   Earnings Per Common Share

        Basic and diluted earnings per common share for the three months and six months ended June 30, 2011 and 2010 were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$102	238	313	491
Earnings applicable to nonvested restricted stock	—	—	(1)	(2)

Net income applicable to common stock for computing basic earnings per common share	102	238	312	489

Net income as adjusted for purposes of computing diluted earnings per common share	$102	238	312	489

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	600,699	300,704	453,042	300,125
Nonvested restricted stock	(1,922)	(1,591)	(1,965)	(1,470)
Nonvested restricted stock units	107	945	281	1,081

Weighted average number of shares outstanding during period for computing basic earnings per common share	598,884	300,058	451,358	299,736
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	13	13
Shares issuable under incentive compensation plans	1,362	534	998	552

Number of shares as adjusted for purposes of computing diluted earnings per common share	600,259	300,605	452,369	300,301

Basic earnings per common share	$0.17	0.79	0.69	1.63
Diluted earnings per common share	$0.17	0.79	0.69	1.63

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.541 million and 3.427 million for the three months ended June 30, 2011 and 2010, respectively, and 2.100 million and 3.495 million for the six months ended June 30, 2011 and 2010, respectively.

(10) Fair Value Disclosure

        At June 30, 2011 and December 31, 2010, our financial instruments consisted of cash and cash equivalents, accounts receivable, accounts payable and long-term debt. At June 30, 2011, our financial instruments also included certain investment securities that we acquired on April 1, 2011 in connection with the Qwest acquisition. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

        Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB.

        The three input levels in the hierarchy of fair value measurements are defined by the FASB generally as follows:

Input Level	Description of Input
Level 1	Observable inputs such as quoted market prices in active markets.
Level 2	Inputs other than quoted prices in active markets that are either directly or indirectly observable.
Level 3	Unobservable inputs in which little or no market data exists.

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values, at June 30, 2011 and December 31, 2010:

		June 30, 2011		December 31, 2010
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$78	78	—	—
Liabilities—Long-term debt, excluding capital lease obligations	2	$21,029	21,516	7,328	8,007

        Our investment securities consist of auction rate debt securities maturing in 2033 to 2036 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet at fair value on a recurring basis. We estimated the fair value of these securities at June 30, 2011 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. There were no material changes in the composition or valuation of these securities during the period from the April 1, 2011 acquisition date to June 30, 2011.

(11) Income Taxes

        In connection with our acquisition of Qwest on April 1, 2011, we recognized a net current deferred tax asset of $189 million, which relates primarily to certain accrued liabilities that are expected to result in future tax deductions. We also increased our net noncurrent deferred tax liability by $570 million, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of Qwest's assets and liabilities. The primary differences involve Qwest's pension and other postretirement benefit obligations, intangible assets, property, plant and equipment and long-term debt, including the effects of acquisition date valuation adjustments. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to Qwest's net operating loss carryforwards. Based on our consideration of preliminary information, we recorded a valuation allowance of $210 million on the acquisition date for a portion of the acquired net deferred tax assets that we do not believe is more likely than not to be realized. Our preliminary acquisition date estimates of deferred income taxes and the related valuation allowance are subject to adjustment as discussed in Note 2—Acquisition of Qwest.

        Our effective income tax rate was 37.9% and 38.6% for the six months ended June 30, 2011 and 2010, respectively. For the three and six months ended June 30, 2011, our effective income tax rate exceeds the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible acquisition expenses, partially offset by the reversal of a deferred tax asset valuation allowance that arose from a second quarter 2011 change in Wisconsin tax law.

(12) Segment Information

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business and wholesale customers, including local exchange, long distance, Internet access and broadband services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. In connection with our acquisition of Qwest on April 1, 2011, we revised the way we categorize our products and services and report our related revenues. Currently, we categorize our products and services into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video, voice over Internet Protocol, or VoIP, services and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access (including public access), integrated services digital network, or ISDN, services and traditional wide area network, or WAN, services; and

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

        Our operating revenues for our products and services consisted of the following categories for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Strategic services	$1,737	507	2,276	1,009
Legacy services	2,265	1,083	3,256	2,203
Data integration	151	43	182	83
Other	253	139	388	277

Total operating revenues	$4,406	1,772	6,102	3,572

        Other operating revenues include revenue from universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $150 million for the six months ended June 30, 2011 and $61 million for the six months ended June 30, 2010. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage the activities that generate other operating revenues and consequently these revenues are not included in any of our three segments described below.

        Prior to April 1, 2011, our operations were reported as a single segment. In connection with our acquisition of Qwest on April 1 2011, we now manage our business in three operating segments: (i) regional markets (which consists generally of providing products and services to consumers, small- to medium-sized businesses and regional enterprise customers), (ii) business markets (which consists generally of providing products and services to enterprise and government customers) and (iii) wholesale markets (which consists generally of providing products and services to other communications providers). Our chief operating decision maker now reviews discrete financial information for each of these segments to evaluate performance and allocate resources. The information reviewed by our chief operating decision maker does not include asset information by segment. We will continue to refine our segment reporting to reflect ongoing changes in the way we manage our business.

        Our segment revenues include all revenues from strategic services, legacy services and data integration. Our segment expenses include direct expenses, which are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities. Our segment financial results also reflects allocations, using activity-based costing and other methodologies, of most other expenses that we report in cost of products and services and selling, general and administrative expenses. However, we do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally managed. Other unassigned operating expenses consist primarily of expenses for administrative functions (such as finance, information technology, legal and human resources), severance expenses, restructuring charges, and pension and postretirement benefits expenses for all employees. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other (expense) income does not relate to our segment operations and is therefore excluded from our segment results. We have recast our prior period operating results based on our new segment reporting criteria.

        Segment information for the three and six months ended June 30, 2011 and 2010 is summarized below:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,153	1,633	5,714	3,295
Total segment expenses	1,828	594	2,409	1,190

Total segment income	$2,325	1,039	3,305	2,105

Total margin percentage	56%	64%	58%	64%
Regional markets:
Revenues	$2,256	1,165	3,374	2,352
Expenses	973	432	1,404	875

Income	$1,283	733	1,970	1,477

Margin percentage	57%	63%	58%	63%
Business markets:
Revenues	$922	67	986	134
Expenses	551	31	580	59

Income	$371	36	406	75

Margin percentage	40%	54%	41%	56%
Wholesale markets:
Revenues	$975	401	1,354	809
Expenses	304	131	425	256

Income	$671	270	929	553

Margin percentage	69%	67%	69%	68%

        The following table reconciles segment income to net income for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment income	$2,325	1,039	3,305	2,105
Other operating revenues	253	139	388	277
Depreciation and amortization	(1,198)	(358)	(1,567)	(711)
Other unassigned operating expenses	(921)	(297)	(1,203)	(603)
Other (expense) income, net	(294)	(136)	(419)	(268)
Income tax expense	(63)	(149)	(191)	(309)

Net income	$102	238	313	491

(13) Commitments and Contingencies

  Previously Reported Litigation Matters

        Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced "manufactured gas" under a process widely used through the mid-1900s. Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993. None of these plant sites are currently owned or operated by either Sprint, Nextel, Embarq or their subsidiaries. On three sites, Embarq and the current landowners are working with the Environmental Protection Agency ("EPA") pursuant to administrative consent orders. Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites. Based upon current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications to Embarq's retiree benefits programs generally effective January 1, 2008 (which resulted in a $300 million reduction to the liability for retiree benefits at the time of the modifications). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court has certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. We believe it is premature to estimate the impact this lawsuit could have to our results of operations or financial condition. In 2009, a ruling in Embarq's favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. We currently expect Sprint Nextel to file an appeal of this decision. The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, the Court recently dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation for 12 months. We have not accrued a liability related to these matters.

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

  Litigation Matters Relating to Qwest

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        To the extent appropriate, Qwest has accrued liabilities for the matters described below.

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to certain of the matters described below, and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described below.

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $6.1 billion based on the exchange rate on June 30, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $320 million based on the exchange rate on June 30, 2011).

        We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Kansas, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Mexico, New York, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. For the most part, the complaints challenge Qwest's right to install its fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit Qwest to install its fiber-optic cable in the right-of-way without the plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating settlements on a state-by-state basis, and have filed and received preliminary approval of a settlement in Illinois and Alabama federal courts as well as Tennessee state court.

        A putative class action filed on behalf of certain of Qwest's retirees was brought against Qwest, the Qwest Group Life Insurance Plan and other related entities in federal district court in Colorado in connection with Qwest's decision to reduce the life insurance benefit for these retirees to a

$10,000 benefit. The action was filed on March 30, 2007. The plaintiffs allege, among other things, that Qwest and other defendants were obligated to continue their life insurance benefit at the levels in place before Qwest decided to reduce them. Plaintiffs seek restoration of the life insurance benefit to previous levels and certain equitable relief. The district court ruled in Qwest's favor on the central issue of whether Qwest properly reserved its right to reduce the life insurance benefit under applicable law and plan documents. The plaintiffs subsequently amended their complaint to assert additional claims. In 2009, the court dismissed or granted summary judgment to Qwest on all of the plaintiffs' claims. The plaintiffs appealed the court's decision to the Tenth Circuit Court of Appeals. On June 2, 2011, the Tenth Circuit affirmed the District Court's decision.

Item 2.

CenturyLink, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references herein to "we", "us", "our" or "CenturyLink" refer to CenturyLink, Inc. and its consolidated subsidiaries, including, for all references to dates or periods on or after April 1, 2011 (except as otherwise stated herein), Qwest Communications International Inc., or "Qwest", which we acquired on April 1, 2011.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results of operations which might be expected for the entire year.

        On April 1, 2011, we substantially expanded the scope and size of our business through our acquisition of Qwest Communications International Inc. ("Qwest"). The results of operations of Qwest are included in our consolidated results of operations beginning April 1, 2011. As a result, direct comparisons of our results of operations for the three and six months ended June 30, 2011 with the corresponding periods of 2010 are less meaningful than usual. For additional information about our acquisition of Qwest, see Note 2. In addition, our financial statements continue to be affected by integration costs related to our July 2009 acquisition of Embarq Corporation ("Embarq").

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition (including Embarq's business) as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Qwest acquisition as "Legacy Qwest." Although we now manage our combined company as a single enterprise and are actively integrating the operations of Legacy CenturyLink and Legacy Qwest, during the second quarter we generally continued to process transactions separately based on the legal entity structure that existed prior to the acquisition. Accordingly, the amounts that we attribute to Legacy Qwest below are generally the amounts that Qwest reports in its separately issued financial statements, with adjustments in certain instances to eliminate the effects of intercompany transactions.

        We are an integrated communications company primarily engaged in providing an array of communications services to customers in 37 states, including local and long distance voice, wholesale network access, public access, broadband, managed hosting and collocation services other data services and video services. In certain local and regional markets, we also provide fiber transport, and services to competitive local exchange carriers, security monitoring, and other communications, professional and business information services. We operate approximately 15.1 million access lines, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We also serve approximately 5.4 million broadband subscribers as of June 30, 2011. We have updated our methodology for counting access lines and broadband subscribers and have reclassified amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 to conform to the current period presentation.

        During the last several years, we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates and minutes of use. Prior to our acquisition, Qwest had experienced similar declines in its revenues. To mitigate these declines, we have implemented plans designed to, among other things:

  •
  promote long-term relationships with our customers through bundling of integrated services;

  •
  provide new services, such as video, managed hosting, colocation services and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission ("FCC") or improvements in our infrastructure;

  •
  provide our broadband and premium services to a higher percentage of our customers;

  •
  pursue acquisitions of additional communications properties if available at attractive prices;

  •
  increase usage of our networks; and

  •
  market our products and services to new customers.

        Prior to April 1, 2011, our operations were reported as a single segment. In connection with our acquisition of Qwest on April 1, 2011, we reorganized our business into three operating segments, which we refer to as:

  •
  Regional markets, which consists generally of providing products and services to consumers, small- to medium-sized businesses and regional enterprise customers;

  •
  Business markets, which consists generally of providing products and services to enterprise and government customers; and

  •
  Wholesale markets, which consists generally of providing products and services to other communications providers.

        We now report financial information separately for each of these segments; however, our segment information does not include capital expenditures and certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we may make further changes to our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 12 and "Results of Operations—Segment Results" below.

        During 2011 and 2010, we have incurred additional operating expenses related to our acquisitions of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. Expenses related to the Qwest acquisition affected the operating results of Legacy Qwest and Legacy CenturyLink, whereas the Embarq and Savvis acquisition expenses solely affected Legacy CenturyLink results. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and are summarized below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Cost of services and products:
Severance expenses associated with Qwest acquisition	$12	—	12	—
Integration expenses associated with Embarq acquisition	13	6	25	12
Severance expenses associated with Embarq acquisition	1	6	3	12

	$26	12	40	24

Selling, general and administrative:
Expenses incurred to effect Qwest acquisition	$58	10	58	10
Integration and other expenses associated with Qwest acquisition	34	—	39	—
Severance expenses and accelerated recognition of share-based awards and retention compensation associated with Qwest acquisition	135	—	135	—
Integration expenses associated with Embarq acquisition	10	12	23	28
Severance expenses and accelerated recognition of share-based compensation associated with Embarq acquisition	1	8	4	16
Expenses incurred to effect Savvis acquisition	2	—	2	—

	$240	30	261	54

        The amounts in the preceding table for the three and six months ended June 30, 2011, include cost of services and products of $6 million and selling, general and administrative of $128 million that was incurred by Legacy Qwest in the post-acquisition period. The remaining expenses related to the Qwest acquisition are reflected in Legacy CenturyLink's operating results. This table does not include costs incurred by Qwest or Savvis prior to their being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we will incur approximately $800 million to $1.0 billion of operating expenses associated with transaction and integration costs (which includes the expenses noted above) and approximately $200 million of capital costs associated with integration activities.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements in Item 1 of Part I of this report. Additional events and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

 RESULTS OF OPERATIONS

        The following table summarizes the results of our operations for the three and six months ended June 30, 2011 and 2010. Our operating results include Qwest's operations for periods following the April 1, 2011 acquisition date.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions except per share amounts)
Operating revenues	$4,406	1,772	6,102	3,572
Operating expenses	3,947	1,249	5,179	2,504

Operating income	459	523	923	1,068
Interest expense	(280)	(140)	(408)	(278)
Other (expense) income, net	(14)	4	(11)	10
Income tax expense	(63)	(149)	(191)	(309)

Net income	$102	238	313	491

Earnings per common share:
Basic	$0.17	0.79	0.69	1.63

Diluted	$0.17	0.79	0.69	1.63

        The following table summarizes our broadband subscribers and access lines as of June 30, 2011 and 2010 and indicates the change in the measures attributable to the Qwest acquisition and other factors:

	June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(In thousands)
Broadband subscribers	5,427	2,288	3,009	130	3,139
Access lines	15,057	6,753	8,804	(500)	8,304

        We have updated our methodology for counting access lines and broadband subscribers and have reclassified amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 to conform to the current period presentation.

        Net income was $102 million and $238 million for the three months ended June 30, 2011 and 2010, respectively, and $313 million and $491 million for the six months ended June 30, 2011 and 2010, respectively. The lower levels of net income in 2011 were primarily attributable to the acquisition of Qwest as of April 1, 2011, which resulted in substantial acquisition, severance and integration expenses, as presented in the table under "Overview" above. Legacy Qwest's post-acquisition operations, which included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense based on preliminary valuation estimates (see Notes 2 and 4), did not contribute significantly to our consolidated net income. Our current preliminary valuation estimates are subject to change in the future, including those related to customer relationship assets, which may result in material changes to amortization expense. Within Legacy CenturyLink's business, growth in strategic services revenues did not fully offset lower revenues from other services and products, further contributing to the decreases in consolidated net income for the quarter and year-to-date periods.

        Diluted earnings per common share were $0.17 and $0.79 for the three months ended June 30, 2011 and 2010, respectively, and $0.69 and $1.63 for the six months ended June 30, 2011 and 2010, respectively. Diluted earnings per share for the three and six months ended June 30, 2011 were substantially lower than the amounts for the corresponding periods of 2010 due to the decreases in net income, as well as increases in the weighted average number of outstanding common shares. The increase in outstanding shares was primarily attributable to the issuance of approximately 294 million shares in connection with the Qwest acquisition on April 1, 2011.

Operating Revenues

        In connection with the changes in our segments as of April 1, 2011, we also revised the way we categorize our products and services and report our related revenues. Currently, we categorize our products and services into the following three categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, MPLS (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), hosting, video, voice over Internet Protocol, or VoIP, services and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access (including public access), integrated services digital network, or ISDN, services, directory advertising and traditional wide area network, or WAN, services; and

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

        We have revised our prior period revenue classifications to conform to our current categories.

        For the three and six months ended June 30, 2011 our operating revenues increased substantially in comparison with the corresponding periods of 2010 primarily due to our acquisition of Qwest. The following tables summarize our revenues for these periods and indicate the changes in revenues resulting from the Qwest acquisition and other factors.

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Strategic services	$1,737	507	1,193	37	1,230
Legacy services	2,265	1,083	1,313	(131)	1,182
Data integration	151	43	118	(10)	108
Other	253	139	122	(8)	114

Total operating revenues	$4,406	1,772	2,746	(112)	2,634

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Strategic services	$2,276	1,009	1,193	74	1,267
Legacy services	3,256	2,203	1,313	(260)	1,053
Data integration	182	83	118	(19)	99
Other	388	277	122	(11)	111

Total operating revenues	$6,102	3,572	2,746	(216)	2,530

        The increases in total operating revenues of $2.634 billion and $2.530 billion for the three- and six-month periods were largely attributable to the April 1, 2011 acquisition of Qwest, which contributed revenues (net of intercompany eliminations) for the second quarter of 2011 totaling $2.746 billion. Excluding the effects of the Qwest acquisition, our operating revenues decreased $112 million, or 6.3%, for the quarter and $216 million, or 6.0%, for the year to date. These decreases were primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. At June 30, 2011, we had 15.057 million access lines, of which 8.804 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 6.253 million at June 30, 2011 from 6.753 million as of June 30, 2010, a decrease of 7.4%. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive sources. Based on our current retention initiatives, we estimate that our access line loss will be between 7.0% and 7.5% in 2011 with respect to our incumbent markets (exclusive of the impact of access line loss in the properties we acquired from Qwest in April 2011). We anticipate similar access line loss in the properties we acquired from Qwest. Our legacy services revenues were also negatively impacted in 2011 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Broadband and private line services accounted for a substantial majority of the growth in strategic services revenues in the second quarter and for the year to date.

        We are aggressively marketing our strategic services and data integration services to offset the continuing declines in our legacy services revenues. We believe our recent acquisitions of Qwest and Savvis will strengthen our ability to achieve growth in our revenues. Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses

        As discussed in Note 1, during the second quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and have reclassified prior period amounts to conform to our new definitions. For the three and six months ended June 30, 2011 our operating expenses increased substantially in comparison with the corresponding periods of 2010 primarily due to our acquisition of Qwest. The following tables summarize our operating expenses for these periods and indicate the changes in expenses resulting from the Qwest acquisition and other factors.

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,781	627	1,137	17	1,154
Selling, general and administrative	968	264	669	35	704
Depreciation and amortization	1,198	358	823	17	840

Total operating expenses	$3,947	1,249	2,629	69	2,698

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,407	1,271	1,137	(1)	1,136
Selling, general and administrative	1,205	522	669	14	683
Depreciation and amortization	1,567	711	823	33	856

Total operating expenses	$5,179	2,504	2,629	46	2,675

        The increases in total operating expenses of $2.698 billion and $2.675 billion for the three- and six-month periods were largely attributable to the inclusion of $2.629 billion in post-acquisition Legacy Qwest operating expenses (net of intercompany eliminations) in our consolidated operating expenses. Qwest's operating expenses included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense based on preliminary valuation estimates (see Notes 2 and 4). Qwest's depreciation and amortization expense of $823 million was approximately $200 million higher than we anticipated it would be at the time of the acquisition due to increases in our preliminary estimates of fair value of Qwest's intangible assets in accordance with business combination accounting principles. Excluding the effects of the Legacy Qwest expenses, total operating expenses increased $69 million, or 5.5%, for the quarter and $46 million, or 1.8%, for the year to date.

        Cost of services and products for Legacy CenturyLink operations increased $17 million, or 2.7%, for the quarter and was virtually unchanged for the six-month period. The $17 million increase for the quarter is primarily due to (i) a $10 million increase in expenses associated with providing our facilities-based video offering to more of our markets in 2011 as compared to 2010 and (ii) an $8 million increase in severance and integration costs associated with our recent acquisitions. For the six-month period, a $17 million increase in costs of providing our facilities-based video offering and a $10 million increase in severance and integration costs were substantially offset by a decrease in pension expense and lower transport costs associated with the migration of legacy Embarq long-distance traffic to our internal networks.

        Legacy CenturyLink selling, general and administrative expenses increased $35 million, or 13.3%, and $14 million, or 2.7%, for the three- and six-month periods, respectively. For all periods presented, our expenses include significant transaction, severance and integration expenses related to the Qwest, Embarq and Savvis acquisitions (see table in "Overview" above). Period-to-period changes in the amounts of such merger-related expenses resulted in net increases in Legacy CenturyLink selling, general and administrative expenses of $89 million and $86 million for the quarter and year to date, respectively. These increases were partially offset by decreases in certain other expenses, including (i) decreases in operating taxes (primarily due to favorable property tax and transaction tax settlements in 2011) of $20 million and $23 million for the quarter and year to date, respectively, (ii) decreases in compensation expenses (primarily due to workforce reductions and lower pension expense) of $17 million and $14 million, respectively, and (iii) a $6 million decrease in marketing expenses for the year-to-date period.

        Depreciation and amortization for Legacy CenturyLink increased $17 million, or 4.7%, and $33 million, or 4.6%, for the three- and six-month periods, respectively. These increases are primarily due to higher levels of plant in service and changes in certain depreciation rates implemented in the first quarter of 2011.

Other (Expense) Income

        For the three and six months ended June 30, 2011 our interest expense and other expense (net of other income) increased substantially in comparison with the corresponding periods of 2010. The following tables summarize our income (expense) for these periods and indicate the changes in the amounts resulting from the Qwest acquisition and other factors:

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Interest expense	$(280)	(140)	150	(10)	140
Other (expense) income, net	(14)	4	1	17	18

Total other (expense) income	$(294)	(136)	151	7	158

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Interest expense	$(408)	(278)	150	(20)	130
Other (expense) income, net	(11)	10	1	20	21

Total other (expense) income	$(419)	(268)	151	—	151

        Interest on debt assumed in the Qwest acquisition increased total interest expense by $150 million for the second quarter and year-to-date period. See Note 5 and "Liquidity and Capital Resources" below for additional information about the debt assumed in the Qwest acquisition.

        Interest expense for Legacy CenturyLink decreased $10 million, or 7.1%, for the second quarter and $20 million, or 7.2%, for the year to date. These decreases reflect lower average principal balances, due to principal repayments made during 2010 and the first quarter of 2011, lower average interest rates during 2011 and a $5 million favorable adjustment upon settlement of an operating tax issue. These decreases were partially offset by $6 million in interest on our senior notes in the aggregate principal amount of $2.000 billion that were issued in June 2011.

        Other (expense) income reflects certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, and interest income. Other (expense) income for Legacy CenturyLink changed unfavorably by $17 million and $20 million for the three- and six-month periods primarily due to $16 million in fees incurred in connection with a terminated bridge loan financing commitment related to the Savvis acquisition (see Note 3).

Income Tax Expense

        Our income tax expense for the three and six months ended June 30, 2011 decreased $86 million and $118 million, respectively, from the amounts for the comparable period of 2010. These decreases reflect lower second quarter and year-to-date pre-tax income. Our effective income tax rate was 38.2% and 38.5% for the three months ended June 30, 2011 and 2010, respectively, and was 37.9% and 38.6% for of the six months ended June 30, 2011 and 2010, respectively. The lower effective tax rates in 2011 were largely attributable to the effects of a change in Wisconsin tax law that resulted in recognition of a $14 million tax benefit in the second quarter, offset in part by the effects of certain nondeductible expenses incurred in connection with our acquisition of Qwest.

Segment Results

        The following table summarizes our segment results for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,153	1,633	5,714	3,295
Total segment expenses	1,828	594	2,409	1,190

Total segment income	$2,325	1,039	3,305	2,105

Total margin percentage	56%	64%	58%	64%
Regional markets:
Revenues	$2,256	1,165	3,374	2,352
Expenses	973	432	1,404	875

Income	$1,283	733	1,970	1,477

Margin percentage	57%	63%	58%	63%
Business markets:
Revenues	$922	67	986	134
Expenses	551	31	580	59

Income	$371	36	406	75

Margin percentage	40%	54%	41%	56%
Wholesale markets:
Revenues	$975	401	1,354	809
Expenses	304	131	425	256

Income	$671	270	929	553

Margin percentage	69%	67%	69%	68%

        The lower levels of margin percentage for regional markets and business markets in 2011 were primarily attributable to the inclusion of Qwest's results beginning April 1, 2011.

        Our segment results do not include certain operating revenues and certain operating expenses and other expenses that we manage on a centralized basis (see Note 12). The following table reconciles our total segment revenues and total segment income presented above to operating revenues and operating income reported in our consolidated statements of operations.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,153	1,633	5,714	3,295
Other operating revenues	253	139	388	277

Operating revenues reported in our consolidated statements of operations	$4,406	1,772	6,102	3,572

Total segment income	$2,325	1,039	3,305	2,105
Other operating revenues	253	139	388	277
Depreciation and amortization	(1,198)	(358)	(1,567)	(711)
Other unassigned operating expenses	(921)	(297)	(1,203)	(603)

Operating income reported in our consolidated statements of operations	$459	523	923	1,068

        In connection with the reorganization of our business segments as of April 1, 2011, we also revised the way we categorize our segment revenues and segment expenses. Our major revenues categories are strategic services, legacy services and data integration, each of which is described in more detail in "Operating Revenues" above. We now report our segment expenses as follows:

  •
  Direct expenses, which generally are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which are determined by applying activity-based costing and other methodologies to include network expenses, facilities expenses and other expenses such as fleet, product management, and real estate expenses. We periodically review and refine the methodologies used to allocate expenses to our segments.

        We have revised the presentation of our prior period operating results to reflect our current segment revenue and expense categories. Significant period-to-period changes and trends in our segment revenues and expenses are discussed separately for each segment below.

Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, described below. The discussion that follows generally applies both to our Legacy CenturyLink markets and to the Legacy Qwest markets that we began to serve as of the April 1, 2011 acquisition date. However, the effects of these trends on Legacy Qwest's operations are not reflected in our consolidated operating results prior to the acquisition date.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services. While traditional ATM based broadband services are declining, they are more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

  •
  Access lines.  Our revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While video and wireless subscribers are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle, which we believe will positively affect our acquisition volume and drive customers to purchase more expanded offerings. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements, changes in the telecommunications industry and governmental regulations.

        The following tables summarize the operating results of our regional markets segment for the three months and six months ended June 30, 2011, and indicate the changes resulting from the Qwest acquisition and other factors:

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$733	300	415	18	433
Legacy services	1,490	827	734	(71)	663
Data integration	33	38	2	(7)	(5)

Total revenues	2,256	1,165	1,151	(60)	1,091

Segment expenses:
Direct	911	431	474	6	480
Allocated	62	1	59	2	61

Total expenses	973	432	533	8	541

Segment income	$1,283	733	618	(68)	550

Segment margin percentage	57%	63%

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,048	598	415	35	450
Legacy services	2,266	1,681	734	(149)	585
Data integration	60	73	2	(15)	(13)

Total revenues	3,374	2,352	1,151	(129)	1,022

Segment expenses:
Direct	1,341	847	474	20	494
Allocated	63	28	59	(24)	35

Total expenses	1,404	875	533	(4)	529

Segment income	$1,970	1,477	618	(125)	493

Segment margin percentage	58%	63%

  Segment Income

        The acquisition of Qwest on April 1, 2011 resulted in a $618 million increase in our regional markets segment income for the three and six months ended June 30, 2011. Our consolidated segment margin percentage declined as a result of lower margins in Legacy Qwest markets. Segment income for our Legacy CenturyLink operations decreased $68 million and $125 million for the three- and six-month periods, respectively, reflecting declines in revenues while expenses remained relatively flat.

  Segment Revenues

        Excluding second quarter 2011 revenues attributable the Qwest acquisition, regional markets revenues decreased $60 million, or 5.2%, for the quarter and $129 million, or 5.5%, for the year to date. For both periods, growth in strategic services revenues did not fully offset a decline in legacy services revenues. The higher amounts of strategic services revenues are due to increases in the number of broadband subscribers, partially offset by the effects of rate discounts. Increases in Ethernet and video services volumes also contributed to higher strategic services revenues. Legacy services revenues decreased primarily due to declines in local services and long-distance volumes and rates. These declines were driven primarily by access line losses resulting from competitive pressures.

  Segment Expenses

        Regional markets expenses, exclusive of Legacy Qwest expenses, increased $8 million, or 1.9%, and decreased $4 million, or 0.5%, for the quarter and six-month period, respectively. For both of these periods, direct expenses increased primarily due to the deployment of our facility-based video services. These increases were partially offset by reductions in marketing and advertising, cable locate and maintenance expenses. Year-to-date allocated expenses decreased as a result of lower facilities expenses due to lower volumes and network expenses resulting from reductions in our workforce and other operating efficiencies.

Business Markets

        The operations of our business markets segment have been impacted by several significant trends, described below. The discussion that follows generally applies both to our Legacy CenturyLink markets and to the Legacy Qwest markets that we began to serve as of the April 1, 2011 acquisition date. However, the effects of these trends on Legacy Qwest's operations are not reflected in our consolidated operating results prior to the acquisition date.

  •
  Strategic services.  Our mix of total revenues continues to migrate from legacy services to strategic services as our customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as MPLS, private line, hosting, and VoIP services. These services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services, we expect overall revenues from these services to continue to grow.

  •
  Legacy services.  We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than revenues from our other services to changes in the economy and to changes in spending trends of our federal government customers. We currently expect revenues and costs for the remainder of 2011 to be lower than they were during the comparable period of 2010.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our productivity improvements while achieving operational efficiencies and improving our processes through automation. We also expect our business markets segment to benefit indirectly from efficiencies in our companywide network operations.

        The following tables summarize the operating results of our business markets segment for the three and six months ended June 30, 2011, and indicate the changes resulting from the Qwest acquisition and other factors:

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$442	14	429	(1)	428
Legacy services	362	48	318	(4)	314
Data integration	118	5	116	(3)	113

Total revenues	922	67	863	(8)	855

Segment expenses:
Direct	236	1	234	1	235
Allocated	315	30	288	(3)	285

Total expenses	551	31	522	(2)	520

Segment income	$371	36	341	(6)	335

Segment margin percentage	40%	54%

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$456	28	429	(1)	428
Legacy services	408	96	318	(6)	312
Data integration	122	10	116	(4)	112

Total revenues	986	134	863	(11)	852

Segment expenses:
Direct	237	1	234	2	236
Allocated	343	58	288	(3)	285

Total expenses	580	59	522	(1)	521

Segment income	$406	75	341	(10)	331

Segment margin percentage	41%	56%

  Segment Income

        The acquisition of Qwest on April 1, 2011 effected a substantial increase in the scale of our business markets segment, resulting in a $341 million increase in our segment income for the three and six months ended June 30, 2011. In the post-acquisition period, Legacy Qwest accounted for 94% of our segment revenues and 92% of our segment income. Segment income for our Legacy CenturyLink operations decreased $6 million and $10 million for the three- and six-month periods, respectively.

  Segment Revenues

        Excluding second quarter 2011 revenues attributable the Qwest acquisition, business markets revenues decreased $8 million, or 11.9%, for the quarter and $11 million, or 8.2%, for the year to date. These decreases primarily reflect lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of equipment.

  Segment Expenses

        Business markets segment expenses, exclusive of Legacy Qwest expenses, decreased slightly for the second quarter and year to date. Allocated expenses decreased as a result of lower network expenses related to workforce reductions and cost optimization efforts.

Wholesale Markets

        The operations of our wholesale markets segment have been impacted by several significant trends, described below. The discussion that follows generally applies both to our Legacy CenturyLink markets and to the Legacy Qwest markets that we began to serve as of the April 1, 2011 acquisition date. However, the effects of these trends on Legacy Qwest's operations are not reflected in our consolidated operating results prior to the acquisition date.

  •
  Private line services (including special access).  Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we ultimately believe the growth in fiber based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper based special access provided to wireless carriers as they migrate to Ethernet, although the timing of this technological migration is uncertain.

  •
  Access and local services revenue.  Our access and local services revenue has been, and we expect it will continue to be, adversely affected by technological migration, industry consolidation and rate reductions. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment.

  •
  Long-distance services revenue.  We continue to take a disciplined approach to long-distance profitability; however, revenues continue to decline as a result of customer migration to more technologically advanced services, declining demand for traditional voice services and industry consolidation.

        The following tables summarize the operating results of our wholesale markets segment for the three and six months ended June 30, 2011, and indicate the changes resulting from the Qwest acquisition and other factors:

	Three months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$562	193	350	19	369
Legacy services	413	208	260	(55)	205

Total revenues	975	401	610	(36)	574

Segment expenses:
Direct	45	38	11	(4)	7
Allocated	259	93	151	15	166

Total expenses	304	131	162	11	173

Segment income	$671	270	448	(47)	401

Segment margin percentage	69%	67%

	Six months ended June 30,		Increase (Decrease)
	2011	2010	Qwest Acquisition	Other	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$772	383	350	39	389
Legacy services	582	426	260	(104)	156

Total revenues	1,354	809	610	(65)	545

Segment expenses:
Direct	77	73	11	(7)	4
Allocated	348	183	151	14	165

Total expenses	425	256	162	7	169

Segment income	$929	553	448	(72)	376

Segment margin percentage	69%	68%

  Segment Income

        The acquisition of Qwest on April 1, 2011 resulted in a $448 million increase in our wholesale markets segment income for the three and six months ended June 30, 2011. Segment income for our Legacy CenturyLink operations decreased $47 million and $72 million for the three- and six-month periods, respectively, reflecting declines in revenues and increases in expenses in both periods, as discussed further below.

  Segment Revenues

        Excluding second quarter 2011 revenues attributable to the Qwest acquisition, wholesale markets revenues decreased $36 million, or 9.0%, for the quarter and $65 million, or 8.0%, for the year to date. These decreases reflect lower revenues from legacy services, partially offset by growth in revenues from strategic services. The decreases in legacy services revenues reflect ongoing declines in access and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. Growth in strategic services revenues, primarily private line and special access services, partially offset the declines in legacy services revenues.

  Segment Expenses

        Wholesale markets expenses, exclusive of Legacy Qwest expenses, increased $11 million, or 8.4%, and $7 million, or 2.7%, for the quarter and six-month period, respectively. Direct expenses decreased as a result of reductions in workforce and access costs, reflecting the lower local services and access volumes during the quarter and year-to-date period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Excluding cash used for acquisitions, we have relied primarily on cash provided by operations to fund our operating and capital expenditures, as well as our dividend payments. Our operations have historically provided a stable source of cash flow that has helped us continue our long-term program of capital improvements.

        Our acquisition of Qwest as of April 1, 2011, resulted in significant changes in our consolidated financial position and our future cash requirements. At June 30, 2011, our cash and cash equivalents totaled $2.546 billion, compared to $173 million as of December 31, 2010. The $2.373 billion year-to-date increase in cash reflects $1.959 billion in net proceeds from the issuance of senior notes in June 2011 (discussed further below), $424 million held by Qwest on the acquisition date, as well as other cash flows discussed below. Our cash balances were unusually high at June 30, 2011 in anticipation of our acquisition of Savvis, which closed on July 15, 2011 and required cash expenditures totaling $2.294 billion (see Note 3).

        As of June 30, 2011, we had negative working capital of $57 million, reflecting current liabilities of $5.064 billion in excess of current assets of $5.007 billion, compared to positive working capital of $132 million as of December 31, 2010. The unfavorable change in our working capital position is primarily due to our consolidation of Qwest's working capital accounts, including $1.610 billion in current maturities of long-term debt, offset in part by the increase in cash and cash equivalents noted above. We anticipate that our existing cash balances and net cash provided by operating activities, which are significantly enhanced by our acquisition of Qwest, will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our stockholders. We also may draw from time to time on our $1.7 billion credit facility (discussed further below) as a source of liquidity.

        The following table summarizes our consolidated cash flows (which include Qwest's cash flows subsequent to the April 1, 2011 acquisition date) for the six months ended June 30, 2011 and 2010:

	Six months ended June 30,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$2,018	881	1,137
Net cash used in investing activities	(362)	(360)	2
Net cash provided by (used in) financing activities	717	(497)	1,214

Net increase in cash and cash equivalents	$2,373	24	2,349

        Net cash provided by operating activities was $2.018 billion during the first six months of 2011 and $881 million during the first six months of 2010. This $1.137 billion increase reflects a $678 million increase in net income exclusive of depreciation and amortization. This increase is largely attributable to the acquisition of Qwest, which contributed net cash provided by operating activities of $700 million in the second quarter of 2011. The increase is also partially due to less pension contributions of approximately $200 million being made in the first six months of 2011 as compared to the first six months of 2010. Our consolidated financial statements in Item 1 in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities was $362 million and $360 million for the six months ended June 30, 2011 and 2010, respectively. Payments for property, plant and equipment and capitalized software were $790 million in the first half of 2011, including $347 million for Qwest's post-acquisition capital expenditures, compared to $362 million in the first half of 2010. Cash used in investing activities was partially offset by the acquisition of Qwest's cash balances totaling $424 million as of April 1, 2011.

        Net cash provided by financing activities was $717 million during the first six months of 2011, compared to $497 million used in financing activities during the first six months of 2010. The change in our financing cash flows was primarily the result of $2.602 billion in net proceeds from the issuance of debt in the current year-to-date period, consisting of $1.959 billion from our senior notes offering and $643 million from a Qwest debt offering, while we did not have any long-term borrowings in the comparable 2010 period. These cash inflows were partially offset by payments to reduce debt totaling $1.222 billion, consisting primarily of $837 million to retire Qwest notes and $365 million to pay down our credit facility. We paid dividends of $657 million and $437 million in the first half of 2011 and 2010, respectively. Although our quarterly dividend per common share was unchanged, our dividend payments increased by $220 million as a result of the issuance of approximately 294 million common shares in connection with the acquisition of Qwest and the issuance of shares under our incentive compensation and other programs. We currently expect to continue our current annual dividend of $2.90 per share, subject to our board's discretion. We expect that our aggregate periodic dividend payments will increase further as a result of the shares issued in connection with our July 15, 2011 acquisition of Savvis.

Debt and Other Financing Arrangements

        We have available a four-year $1.7 billion revolving credit facility (the "Credit Facility") which expires in January 2015. Up to $400 million of the credit facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under the credit facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings are effectively limited to the lesser of $1.5 billion or the total amount available under the credit facility. As of June 30, 2011, the unused portion of the Credit Facility was $1.639 billion, reflecting $61 million in outstanding letters of credit.

        The Credit Facility has 21 lenders, with commitments ranging from $2.5 million to $135 million, and expires in January 2015. This facility has a cross payment default provision, and this facility and certain of our debt issues also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Upon a cross default, the creditors of a material amount of the debt may elect to declare that a default has occurred under their debt instruments and to accelerate the principal amounts due to those creditors. Cross acceleration provisions are similar to cross default provisions, but permit a default in a second debt instrument to be declared only if, in addition to a default occurring under the first debt instrument, the indebtedness due under the first debt instrument is actually accelerated.

        To the extent that our earnings before interest, taxes, depreciation and amortization, or EBITDA (as defined in our debt covenants), is reduced by cash settlements or judgments relating to the matters discussed in Note 13, our debt to consolidated EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements.

        We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if:

  •
  revenues and cash provided by operations significantly decline;

  •
  unstable economic conditions continue to persist;

  •
  competitive pressures increase;

  •
  we are required to contribute a material amount of cash to our pension plans; or

  •
  we become subject to significant judgments or settlements in one or more of the matters discussed in Note 13.

        On April 21, 2011, we entered into a $160 million uncommitted revolving letter of credit facility, which enables us to issue letters of credit to third parties at a lower cost than letters of credit issued under our $1.7 billion revolving credit facility. As of June 30, 2011, we had $70 million in letters of credit outstanding under this facility.

        At June 30, 2011, our long-term debt (including current maturities) totaled $21.344 billion, compared to $7.328 billion outstanding at December 31, 2010. Substantially all of the $14.016 billion increase in our debt is attributable to the acquisition of Qwest on April 1, 2011 and our recent borrowings to fund the acquisition of Savvis in July 2011.

        The acquisition of Qwest resulted in the inclusion of Qwest's debt obligations, which consisted primarily of debt securities, in our consolidated long-term debt. On the acquisition date, these debt securities had stated principal balances totaling $11.598 billion, predominantly fixed contractual interest rates ranging from 6.5% to 8.875% (weighted average of 7.63%) and maturities ranging from 2011 to 2043. The indentures governing Qwest's debt instruments contain customary covenants that restrict the ability of Qwest or its subsidiaries from incurring additional debt, making certain payments and investments, granting liens, and selling or transferring assets. We do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our company as needed.

        On June 8, 2011, our indirect wholly owned subsidiary, Qwest Corporation ("QC"), issued 7.375% Notes due June 1, 2051 in the aggregate principal amount of $661 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of approximately $643 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price of 100%. QC used the net proceeds, together with available cash balances, to redeem $825 million aggregate principal amount of QC's 7.875% Notes due 2011, and to pay related fees and expenses.

        On June 16, 2011, CenturyLink, Inc. issued unsecured senior notes with an aggregate principal amount of $2.000 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of approximately $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury security rate plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain Savvis' debt (see Note 3).

        Aggregate maturities of our long-term debt (excluding unamortized premiums and discounts) as of June 30, 2011 are as follows (dollars in millions):

Remainder of 2011	$61
Year ending December 31,
2012	$1,929
2013	$1,657
2014	$2,006
2015	$1,349
Thereafter	$13,924

        We were in compliance with all provisions and covenants of our debt agreements as of June 30, 2011. See Note 5 for additional information about our long-term debt and the Credit Facility.

        We expect to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. This includes issuing debt securities through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by the three major credit rating agencies, among other factors. Following our announcement in April 2011 of our agreement to purchase Savvis, one of these agencies revised its previous outlook on its rating of us from stable to negative. The negative outlook could result in a ratings downgrade if we are unable to reduce our "debt leverage ratio," while maintaining "free cash flow" (each as defined by the ratings agency) over the next 12 to 18 months.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term, we may decrease our capital expenditures, which may impact future years' operating results and cash flows. We estimate our total 2011 capital expenditures will be approximately $2.35 billion to $2.5 billion, of which $790 million was spent during the first six months of the year.

        Our capital expenditures continue to be focused on our strategic services such as broadband. In 2011, we anticipate that our fiber investment, which includes fiber to the cell site, or FTTCS, will increase. FTTCS is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular sites. FTTCS allow for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Other Matters

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of our consolidated balance sheets. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the six months ended June 30, 2011, except for certain matters related to our acquisition of Qwest discussed below, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

        We also are involved in various legal proceedings that could have a material effect on our financial position. See Note 13 for the current status of such legal proceedings, including matters involving Qwest.

Certain Matters Related to Qwest

        As a result of the Qwest acquisition, we are subject to material obligations under Qwest's existing defined benefit pension and other postretirement benefit plans. Based on preliminary estimates as of the April 1, 2011 acquisition date, we recognized liabilities for the accounting unfunded status of pension and other postretirement benefit obligations of $479 million and $2.516 billion, respectively. See Note 6 for additional information about Qwest's pension and other postretirement benefit arrangements.

        Benefits paid by Qwest's pension plan are paid through a trust. Cash funding requirements can be significantly impacted by earnings on investments, the discount rate, changes in the plan and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, based on current funding laws and regulations, we are not required to make any cash contributions to the Qwest plan in 2011. During 2012 we expect to begin making required contributions to the Qwest plan and we estimate that these 2012 contributions could be between $300 million and $350 million. Although potentially significant in the aggregate, we currently expect that Qwest plan contributions in 2013 and beyond will decrease annually from the 2012 expected contribution amount. However, the actual amount of required contributions to the Qwest plan in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the plan and funding laws and regulations. For all of our Legacy CenturyLink pension plans, we estimate future contributions for the 2012 to 2014 time period will range from approximately $180 million to $200 million per year.

        Certain of Qwest's postretirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of April 1, 2011 the fair value of the trust assets was $768 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered postretirement health care costs for approximately five years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Qwest leases property under various noncancelable, long-term operating leases and has certain other long-term purchase commitments that are not reflected on our balance sheet. The aggregate annual amount of these commitments ranges from $240 million to $150 million during the five-year period from 2012 to 2016.

        In recent years, Qwest made some payments for income taxes; however, in most jurisdictions where Qwest was subject to income tax, those taxes were largely offset through the utilization of significant net operating loss carryforwards, or NOLs. At the date of our April 1, 2011 acquisition, Qwest had NOLs of approximately $5.6 billion. Our acquisition of Qwest caused an "Ownership Change" within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to fully use substantially all of these NOLs as an offset against future taxable income of the CenturyLink combined group. We do not expect to pay a significant amount of income taxes until all of these NOLs have been used; however, the timing of that use will depend upon the combined group's future earnings and future tax circumstances. We currently expect to be able to use the NOLs to reduce tax payments and the application of annual Section 382 limits has not materially altered the expected timing of our NOL usage. Once our NOLs are fully utilized, we expect to make income tax payments commensurate with our taxable income. The amounts of those payments will also depend upon future earnings and upon our future tax circumstances and cannot be precisely estimated at this time.

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

        At June 30, 2011, the aggregate fair value of our long-term debt (including current maturities) was estimated to be $21.516 billion (excluding capital lease obligations with a carrying amount of $316 million), based on our debt ratings and the contractual interest rates, maturities and other features of the underlying debt instruments compared to terms and rates currently available in long-term financing markets. Market risk is estimated as the potential decrease in fair value of our long-term debt resulting from a hypothetical increase of 100 basis points in interest rates. Such an increase in interest rates would result in approximately a $1.081 billion decrease in fair value of our long-term debt at June 30, 2011. As of June 30, 2011, approximately 96% of our long-term debt obligations were fixed rate.

        As of June 30, 2011, Qwest had approximately $1.5 billion of long-term debt maturing in the subsequent 12 months, which is part of our consolidated long-term debt as a result of our April 1, 2011 acquisition of Qwest. We currently expect to refinance most of this debt and we would be exposed to changes in interest rates at any time that we choose to refinance any of this debt. As of June 30, 2011, we had $750 million of floating rate debt outstanding, all of which is exposed to changes in interest rates. The interest we pay for these instruments is linked to the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by approximately $8 million.

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

        Certain shortcomings are inherent in the method of analysis presented in the computation of fair value of financial instruments. Actual values may differ from those presented if market conditions vary from assumptions used in the fair value calculations. The analysis above incorporates only those risk exposures that existed as of June 30, 2011.

        Our website address is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, these websites is not part of this report.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC's proposed rules regarding intercarrier compensation and the USF and the FCC's related Notice of Proposed Rulemaking released on February 8, 2011); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions of Savvis, Qwest and Embarq; our ability to successfully integrate the operations of Savvis, Qwest and Embarq into our operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use the net operating loss carryforwards of Qwest in projected amounts; the effects of changes in our assignment of the Qwest or Savvis purchase price after the date hereof; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the Securities and Exchange Commission, or SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our July 2011 acquisition of Savvis, our April 2011 acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2010, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

Item 3.

CenturyLink, Inc.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

        See "Liquidity and Capital Resources—Market Risk" in Item 2 above for quantitative and qualitative disclosures about market risk.

Item 4.

CenturyLink, Inc.

CONTROLS AND PROCEDURES

        The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management's control objectives.

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of June 30, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        On April 1, 2011, we completed our acquisition of Qwest. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include Qwest's operations. Except for this extension, we did not make any changes to our internal control over financial reporting in the second quarter of 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

CenturyLink, Inc.

Item 1.    Legal Proceedings.

        See Note 13 to the financial statements included in Part I, Item 1, of this report.

Item 1A.    Risk Factors.

        We described in our Annual Report on Form 10-K for the year ended December 31, 2010, various risks that could materially affect our business. We use this section to update those risk factors to reflect material developments since our Form 10-K was filed.

Risks Relating to our Acquisition of Qwest

         We expect to incur substantial expenses related to the integration of Qwest.

        We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of Qwest's business, operations, networks, systems, technologies, policies and procedures of Qwest with ours. There are a large number of systems that need to be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Moreover, we have commenced some of these integration initiatives before we have completed a similar integration of our business with the business of Embarq, which we acquired in 2009, and will continue these integration initiatives while we undertake integrating our business with that of Savvis, which we acquired in mid-July 2011. This could cause our integration initiatives to be delayed or rendered more costly or disruptive than would otherwise be the case. Due to these factors, we expect the transaction and integration expenses associated with the Qwest acquisition to exceed in the near term our anticipated post-acquisition integration savings resulting from the elimination of duplicative expenses and the realization of economies of scale, many of which cannot be attained until several months or years after the acquisition. As a result of these expenses, we continue to take charges against our earnings relating to the acquisition. These charges have been, and are expected to continue to be, significant, although the aggregate amount and timing of these charges are still uncertain.

         We may be unable to integrate successfully the Legacy CenturyLink and Qwest businesses and realize the anticipated benefits of the acquisition.

        The Qwest acquisition involved the combination of two companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of CenturyLink and Qwest. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our business and Qwest's business in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisition, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisition not being realized partly or wholly in the time frame currently anticipated or at all;

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

  •
  the additional complexities of combining two companies with different histories, regulatory restrictions, markets and customer bases, and initiating this process before we have completed the integration of our operations with those of Embarq and Savvis;

  •
  the failure to retain key employees of either of the two companies, some of whom could be critical to integrating the companies;

  •
  potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisition; and

  •
  performance shortfalls at one or both of the two companies as a result of the diversion of management's attention caused by integrating the companies' operations.

        For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the acquisition, or could otherwise adversely affect our business and financial results.

         The Qwest acquisition changed the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.

        Prior to the Embarq acquisition, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities. Although Embarq's local exchange markets include Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, we have operated these more dense markets only since mid-2009. Qwest's markets include Phoenix, Arizona, Denver, Colorado, Minneapolis-St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon. Compared to our legacy markets, these urban markets, on average, are substantially denser and have experienced greater access line losses in recent years. While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we cannot assure you of this. Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets, or are required to be changed or abandoned to adjust to differences in these larger markets.

         We may be unable to retain key employees.

        Our success will depend in part on our ability to retain key CenturyLink and Qwest employees. Key employees may depart because of a variety of reasons relating to the acquisition. Accordingly, no assurance can be given that we will be able to retain key employees to the same extent that we or Qwest have been able to in the past. If a significant number of key employees depart, our business and financial results could be adversely affected.

         We are conducting branding or rebranding initiatives that involve substantial costs and may not be favorably received by customers.

        Our Board of Directors has approved "CenturyLink" as the name and brand for the combined company. As a result, we have incurred, and expect to continue to incur, substantial capital and other costs in rebranding the CenturyLink name in those markets that previously used the Qwest name. We cannot assure you that the CenturyLink name will be well received in those markets. The failure of any of these initiatives could adversely affect our ability to attract and retain customers after the acquisition, resulting in reduced revenues.

         Any adverse outcome of the KPNQwest litigation or other material litigation of Qwest or CenturyLink could have a material adverse impact on our financial condition and operating results.

        As described in further detail in Note 13, the pending KPNQwest litigation presents material and significant risks to us. In the aggregate, the plaintiffs in these matters have sought billions of dollars in damages.

        There are other material proceedings pending against Qwest and CenturyLink, as described in Note 13. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

         Counterparties to certain significant agreements with Qwest may exercise contractual rights to terminate such agreements.

        Qwest is a party to certain agreements that give the counterparty a right to terminate the agreement following a "change in control" of Qwest. Under most of these agreements, the Qwest acquisition constituted a change in control of Qwest and therefore the counterparty may terminate the agreement. Some of these agreements are with significant customers, suppliers and service providers. In addition, some Qwest customer contracts, including those with state or federal government agencies, allow the customer to terminate the contract at any time for convenience. These counterparties may request modifications of their agreements as a condition to their agreement not to terminate. There is no assurance that these agreements will not be terminated or that any terminations or modifications will not result in a material adverse effect on our financial position or operating results.

         We have a significant number of employees subject to collective bargaining agreements.

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

         We cannot assure you whether, when or in what amounts we will be able to use Qwest's net operating losses.

        As of June 30, 2011, Qwest had $5.7 billion of net operating losses, or NOLs, which can be used to offset future taxable income of the CenturyLink consolidated group. The Qwest acquisition caused an "ownership change" for Qwest companies under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use Qwest's NOLs. Further limitations could apply if we are deemed to undergo an ownership change in the future. Determining whether an ownership change occurs and computing the limitations under Section 382 are technical and highly complex. As a result, we cannot assure you that we will be able to use the NOLs in the amounts we project.

Risk Relating to our Acquisition of Savvis

         We may not be able to realize the anticipated benefits of the transaction.

        We can provide no assurance that the anticipated benefits of the Savvis acquisition will be fully realized in the time frame anticipated or at all, or that the costs or difficulties related to the integration of Savvis' operations into ours will not be greater than expected, particularly in light of our currently pending integration of the operations of Embarq and Qwest into our operations. If we are unable to fully recognize the anticipated benefits of the Savvis acquisition, our business and financial results could be adversely affected.

         Our acquisition of Savvis has increased our exposure to the risks of operating internationally.

        Prior to acquiring Qwest on April 1, 2011, substantially all of Legacy CenturyLink's operations were historically conducted within the continental United States. Although Qwest has historically conducted operations overseas, the acquisition of Savvis has increased the importance of international operations to our future operations, growth and prospects.

        As a result of our recent acquisitions, our non-domestic operations are subject to varying degrees of regulation in each of the jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various jurisdictions. Many of these foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to content distributed over the Internet. For example, the European Union has enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain Internet protocol, or IP, data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses.

        In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

  •
  tax, licensing, currency, political or other business restrictions or requirements;

  •
  longer payment cycles and problems collecting accounts receivable;

  •
  additional U.S. regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, of certain payments made to governmental officials for the purpose of obtaining or keeping business;

  •
  fluctuations in currency exchange rates;

  •
  the ability to secure and maintain the necessary physical and telecommunications infrastructure; and

  •
  challenges in staffing and managing foreign operations.

        Any one or more of these factors could adversely affect our international operations.

        Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA. Any determination that we have violated the FCPA could have a material adverse effect on our business, results of operations, or prospects.

         Counterparties to certain significant agreements with Savvis may exercise contractual rights to terminate such agreements following the merger.

        Savvis is a party to certain agreements with landlords, vendors or customers that could potentially be construed to give the counterparty a right to terminate the agreement following a "change in control" of Savvis. In addition, certain Savvis customer contracts allow the customer to terminate the contract at any time for convenience or upon payment of a termination fee. Any such counterparty may request modifications of their respective contracts as a condition to their agreement not to terminate the contract. There is no assurance that such agreements will not be terminated, that any such terminations will not result in a material adverse effect, or that any modifications of such agreements to avoid termination will not result in a material adverse effect.

Other Risks

         We plan to access the public debt markets, and cannot assure you that these markets will remain free of disruptions.

        We have a significant amount of indebtedness that we intend to refinance over the next couple of years, principally we hope through the issuance of debt securities of CenturyLink, QC or both. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, we cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table contains information about shares of our common stock surrendered to satisfy tax obligations during the second quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
April 2011	361,769	$40.96	N/A	N/A
May 2011	2,153	$40.98	N/A	N/A
June 2011	8,381	$40.98	N/A	N/A

Total	372,303

N/A—not applicable

Item 6.    Exhibits

  Exhibits

2.1	†	Agreement and Plan of Merger, dated as of April 26, 2011, among CenturyLink, Inc., SAVVIS, Inc. and Mimi Acquisition Company (incorporated by reference to CenturyLink's Current Report on Form 8-K filed on April 27, 2011, File No. 1-7784).

4.1	†	Sixth Supplemental Indenture, dated as of June 16, 2011, between CenturyLink, Inc. and Regions Bank (incorporated by reference to CenturyLink, Inc.'s Current Report on Form 8-K filed on June 16, 2011, File No. 1-7784)

4.2		Indebtedness of Qwest Communications International Inc. and its subsidiaries.

a.	†	Indenture, dated as of April 15, 1990, by and between Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-03040).

b.	†	First Supplemental Indenture, dated as of April 16, 1991, by and between U S WEST Communications, Inc. and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-03040).

c.	†	Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

d.	†	Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Registration Statement on Form S-4, filed February 2, 1999, File No. 333-71603).

e.	†	Indenture, dated as of June 29, 1998, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., and The First National Bank of Chicago (now known as Bank One Trust Company, N. A.), as trustee (incorporated by reference to U S WEST's Current Report on Form 8-K, dated November 18, 1998, File No. 1-14087).

f.	†	Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1 -3040).

g.	†	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-15577).

h.	†	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).

i.	†	Indenture, dated as of December 26, 2002, between Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 10, 2003, File No. 1-15577).

j.	†	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).

k.	†	First Supplemental Indenture, dated as of December 26, 2002, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).

l.	†	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 4, 1998, with Bankers Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).

m.	†	Second Supplemental Indenture, dated as of December 4, 2003, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and Bank One Trust Company, N.A. (as successor in interest to Bankers Trust Company), supplementing the Indenture, dated as of November 27, 1998, with Bankers Trust Company (incorporated by reference to Qwest's Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1- 15577).

n.	†	Indenture, dated as of February 5, 2004, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and J.P. Morgan Trust Company (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2003, as originally filed on March 11, 2004, File No. 1-15577).

o.	†	First Supplemental Indenture, dated as of August 19, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-15577).

p.	†	Second Supplemental Indenture, dated November 23, 2004, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on November 23, 2004, File No. 1-03040).

q.	†	First Supplemental Indenture, dated June 17, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 1-15577).

r.	†	Third Supplemental Indenture, dated as of June 17, 2005, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 1-15577).

s.	†	Second Supplemental Indenture, dated June 23, 2005, among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on June 23, 2005, File No. 1-15577).

t.	†	Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 1-15577).

u.	†	First Supplemental Indenture, dated as of November 8, 2005, by and between Qwest Communications International Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 14, 2005, File No. 1-15577).

v.	†	First Supplemental Indenture, dated as of November 16, 2005, by and among Qwest Services Corporation, Qwest Communications International Inc., Qwest Capital Funding, Inc. and J.P. Morgan Trust Company, N.A. as successor to Bank One Trust Company, N.A. (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on November 21, 2005, File No. 1-15577).

w.	†	Fourth Supplemental Indenture, dated August 8, 2006, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on August 8, 2006, File No. 1-15577).

x.	†	Fifth Supplemental Indenture, dated May 16, 2007, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on May 18, 2007, File No. 1-15577).

y.	†	Sixth Supplemental Indenture, dated April 13, 2009, by and between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on April 13, 2009, File No. 1-15577).

z.	†	Third Supplemental Indenture, dated September 17, 2009, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on September 21, 2009, File No. 1-15577).

aa.	†	Fourth Supplemental Indenture, dated January 12, 2010, by and among Qwest Communications International Inc., Qwest Services Corporation, Qwest Capital Funding, Inc. and U.S. Bank National Association (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on January 13, 2010, File No. 1-15577).

bb.	†	Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed June 7, 2011, File No. 1-03040).

10.1		Stock-based Incentive Plans and Agreements of CenturyLink, Inc.

a.	†	CenturyLink 2011 Equity Incentive Plan (incorporated by reference to CenturyLink, Inc.'s Proxy Statement for its 2011 Annual Meeting of Shareholders, File No. 1-07784).*

(i)		Form of Restricted Stock Agreement for executive officers.*

(ii)		Form of Restricted Stock Agreement for non-management directors.*

10.2		Material Plans and Agreements of Qwest Communications International Inc.

a.	†	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 1-15577).*

b.	†	Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-15577).*

c.	†	Deferred Compensation Plan for Nonemployee Directors, as amended and restated, and Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-15577) .*

d.	†	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-15577).*

e.	†	Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-15577).*

f.	†	Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-15577).*

g.	†	Form of Amendment Agreement, dated as of December 20, 2010, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-15577).*

h.		Letter, dated September 9, 2010, between CenturyLink, Inc. and Christopher K. Ancell.*

31.1		Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Chief Executive Officer and Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the quarter ended June 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

†
Previously filed.
*
Executive Compensation Plans and Arrangements

        In accordance with Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of certain of our long-term debt are not filed herewith. Pursuant to this regulation, we hereby agree to furnish a copy of any such instrument to the SEC upon request.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: August 9, 2011	/s/ David D. Cole David D. Cole Senior Vice President – Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)