Form 10-Q
period 2011-09-30
CENTURYLINK, INC
filed 2011-11-07
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or
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

        As of October 27, 2011, there were 617,606,030 shares of common stock outstanding.

CenturyLink, Inc.

*
All references to "Notes" in this quarterly report refer to these Notes to Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts, and shares in thousands)
OPERATING REVENUES	$4,596	1,748	10,698	5,320

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	1,950	641	4,357	1,912
Selling, general and administrative	870	243	2,075	765
Depreciation and amortization	1,225	358	2,771	1,069

Total operating expenses	4,045	1,242	9,203	3,746

OPERATING INCOME	551	506	1,495	1,574

OTHER INCOME (EXPENSE)
Interest expense	(324)	(138)	(732)	(416)
Other income (expense), net	7	4	(4)	14

Total other income (expense)	(317)	(134)	(736)	(402)

INCOME BEFORE INCOME TAX EXPENSE	234	372	759	1,172
Income tax expense	94	140	293	449

NET INCOME	$140	232	466	723

EARNINGS PER COMMON SHARE
BASIC	$0.23	0.76	0.92	2.40
DILUTED	$0.23	0.76	0.92	2.39
DIVIDENDS DECLARED PER COMMON SHARE	$0.725	0.725	2.175	2.175
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	612,277	300,702	504,919	300,058
DILUTED	613,686	301,386	506,063	300,663

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
NET INCOME	$140	232	466	723

OTHER COMPREHENSIVE (LOSS) INCOME:
Defined benefit pension and postretirement plans, net of $1, $2, $4 and $(11) tax	2	2	6	(4)
Loss on interest rate cash flow hedges, net of reclassifications to net income, net of $—, $—, $(2) and $—tax	—	—	(4)	—
Auction rate securities marked to market, net of $(2), $—, $(2) and $—tax	(4)	—	(4)	—
Foreign currency translation adjustment	(15)	—	(15)	—

Other comprehensive (loss) income	(17)	2	(17)	(4)

COMPREHENSIVE INCOME	$123	234	449	719

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,123	173
Accounts receivable, less allowance of $114 and $60	1,998	713
Income tax receivable	57	102
Deferred income tax asset	252	81
Other	378	74

Total current assets	3,808	1,143

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	28,606	16,329
Accumulated depreciation	(9,316)	(7,575)

Net property, plant and equipment	19,290	8,754

GOODWILL AND OTHER ASSETS
Goodwill	21,702	10,261
Customer relationships, net	8,651	930
Other intangible assets, net	2,452	622
Other	832	328

Total goodwill and other assets	33,637	12,141

TOTAL ASSETS	$56,735	22,038

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$1,034	12
Accounts payable	1,360	300
Accrued expenses and other liabilities
Salaries and benefits	697	159
Income and other taxes	453	124
Interest	390	104
Other	252	122
Advance billings and customer deposits	551	190

Total current liabilities	4,737	1,011

LONG-TERM DEBT	21,142	7,316

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes	3,516	2,369
Benefit plan obligations, net	3,983	1,306
Other	1,381	389

Total deferred credits and other liabilities	8,880	4,064

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 800,000 shares, issued and outstanding 617,427 and 304,948 shares	617	305
Additional paid-in capital	18,854	6,181
Accumulated other comprehensive loss	(158)	(141)
Retained earnings	2,663	3,302

Total stockholders' equity	21,976	9,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,735	22,038

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$466	723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,771	1,069
Deferred income taxes	298	19
Provision for uncollectible accounts	94	67
Changes in current assets and current liabilities:
Accounts receivable	(66)	(131)
Accounts payable	(14)	(102)
Accrued income and other taxes	80	95
Other current assets and other current liabilities, net	43	(7)
Retirement benefits	(170)	(261)
Changes in other noncurrent assets and liabilities	21	(12)
Other, net	(50)	21

Net cash provided by operating activities	3,473	1,481

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(1,511)	(600)
Cash paid for Savvis acquisition, net of $94 cash acquired	(1,671)	—
Cash acquired in Qwest acquisition, net of $5 cash paid	419	—
Other, net	14	2

Net cash used in investing activities	(2,749)	(598)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	3,159	—
Payments of long-term debt	(1,442)	(14)
Net payments on credit facility	(365)	(181)
Dividends paid	(1,105)	(658)
Net proceeds from issuance of common stock	79	54
Repurchase of common stock	(31)	(14)
Other, net	(54)	11

Net cash provided by (used in) financing activities	241	(802)

Effect of exchange rate changes on cash and cash equivalents	(15)	—

Net increase in cash and cash equivalents	950	81
Cash and cash equivalents at beginning of period	173	162

Cash and cash equivalents at end of period	$1,123	243

Supplemental cash flow information:
Income taxes refunded (paid), net	$100	(398)

Interest paid (net of capitalized interest of $17 and $10)	$760	345

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

	Nine months ended September 30,
	2011	2010
	(Dollars in millions)
COMMON STOCK
Balance at beginning of period	$305	299
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	294	—
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	14	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	5	4
Shares withheld to satisfy tax withholdings	(1)	—

Balance at end of period	617	303

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	6,181	6,020
Issuance of common stock to acquire Qwest, including assumption of share-based compensation awards	11,974	—
Issuance of common stock to acquire Savvis, including assumption of share-based compensation awards	599	—
Issuance of common stock through dividend reinvestment, incentive and benefit plans	74	51
Shares withheld to satisfy tax withholdings	(30)	(14)
Share-based compensation and other, net	56	37

Balance at end of period	18,854	6,094

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(141)	(85)
Other comprehensive loss	(17)	(4)

Balance at end of period	(158)	(89)

RETAINED EARNINGS
Balance at beginning of period	3,302	3,233
Net income	466	723
Dividends declared	(1,105)	(658)

Balance at end of period	2,663	3,298

TOTAL STOCKHOLDERS' EQUITY	$21,976	9,606

See accompanying notes to consolidated financial statements.

CenturyLink, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us," or "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011 and including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011.

(1)   Basis of Presentation

        Our consolidated balance sheet as of December 31, 2010, which was derived from our audited financial statements, and our unaudited interim consolidated financial statements provided herein have been prepared in accordance with the instructions for Form 10-Q. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission; however, in our opinion, the disclosures made are adequate to make the information presented not misleading. We believe that these consolidated financial statements include all normal recurring adjustments necessary to fairly present the results for the interim periods. The results of operations for the first nine months of the year are not indicative of the results of operations that might be expected for the entire year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

        Our consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 reflect changes in the way we present the effects of noncontrolling interests in certain of our subsidiaries. To simplify the overall presentation of our financial statements, we no longer display immaterial amounts attributable to noncontrolling interests as separate items. In our revised presentation we report: (i) income attributable to noncontrolling interests in other income (expense), net, (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other financing activities. As a result of this change, the amounts we now report as net income correspond to amounts that we previously reported as net income attributable to CenturyLink, Inc. This presentation change had no effect on earnings per common share, total equity or the classification of our cash flows.

        During the second quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. These revisions resulted in the reclassification of $36 million and $98 million from selling, general and administrative to cost of services and products for the three and nine months ended September 30, 2010, respectively. Our current definitions are as follows:

  •
  Cost of services and products (exclusive of depreciation and amortization) are expenses incurred in providing products and services to our customers. These expenses include: employee-related expenses directly attributable to operating and maintaining our network (such as salaries, wages, benefits and professional fees); facilities expenses (which are third-party telecommunications expenses we incur for using other carriers' networks to provide services to our customers); rents and utilities expenses; equipment sales expenses (such as data integration and modem expenses); costs for universal service funds ("USF") (which are federal and state funds that are established to promote the availability of telecommunications services to all consumers at reasonable and affordable rates, among other things, and to which we are often required to contribute); and other expenses directly related to our network and hosting operations.

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

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting (see Note 11—Segment Information). These changes had no impact on total revenues, total operating expenses or net income for any period.

  Recent Accounting Pronouncements.

  •
  In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangible—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements.

  •
  In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and will not have a material impact on our consolidated financial statements.

(2)   Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all outstanding common stock of Savvis, a provider of cloud hosting solutions, managed hosting, colocation and network services in domestic and foreign markets. We believe this acquisition enhances our ability to be an information technology partner with our existing business customers and strengthens our opportunities to attract new business customers in the future. Each outstanding share of Savvis common stock immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. We estimate that the aggregate consideration was $2.378 billion based on:

  •
  cash payments of $1.732 billion;

  •
  the 14.313 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock as of July 14, 2011 of $38.54; and

  •
  aggregate consideration of $94 million related to the pre-combination portion of certain assumed share-based compensation awards of which $33 million was paid in cash.

        Upon closing of the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction expenses totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from the June 2011 issuance of senior notes with an aggregate principal amount of $2.000 billion (See Note 4—Long-term Debt and Credit Facilities, for additional information about our senior notes).

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. All information presented is preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $1.306 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$213
Property, plant and equipment	1,327
Identifiable intangible assets
Customer relationships	768
Capitalized software	28
Other	127
Other noncurrent assets	15
Current liabilities, excluding current maturities of long-term debt	(126)
Current maturities of long-term debt	(38)
Long-term debt	(841)
Deferred credits and other liabilities	(401)
Goodwill	1,306

Aggregate consideration	$2,378

Acquisition of Qwest

        On April 1, 2011, we acquired all of the outstanding common stock of Qwest, a provider of data, Internet, video and voice services nationwide and globally. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. Each outstanding share of Qwest common stock immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. We estimate that the aggregate consideration was $12.273 billion based on:

  •
  the 294 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock as of March 31, 2011 of $41.55;

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in the number of issued shares specified above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        We have recognized the assets and liabilities of Qwest based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of Qwest's assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented is preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements as of September 30, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.135 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$2,124
Property, plant and equipment	9,525
Identifiable intangible assets
Customer relationships	7,625
Capitalized software	1,702
Other	187
Other noncurrent assets	374
Current liabilities, excluding current maturities of long-term debt	(2,424)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,300)
Goodwill	10,135

Aggregate consideration	$12,273

        We retrospectively adjusted our previously reported preliminary assignment of the aggregate Qwest consideration for changes to our original estimates of the fair value of certain items at the acquisition date. These changes are the result of additional information obtained since the filing of our Form 10-Q for the quarter ended June 30, 2011. Identifiable intangible assets—other decreased $179 million due to a decreased tradename valuation and accounts receivable and other current assets increased by $88 million primarily due to a change in deferred income taxes and an insurance reimbursement related to a litigation settlement. Deferred credits and other liabilities increased by $40 million primarily from a change in deferred income taxes and a revision to our pension and post retirement asset valuation. Goodwill increased by $130 million as an offset to the above mentioned changes.

Combined Operating Results

        For the three and nine months ended September 30, 2011, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Qwest of $2.731 billion and $5.476 billion, respectively, and Savvis of $223 million for both periods. The addition of Qwest and Savvis post-acquisition operations did not contribute significantly to our consolidated net income.

        The following unaudited pro forma financial information presents the combined results of CenturyLink, Qwest and Savvis as if these acquisitions had been consummated as of January 1, 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Operating revenues	$4,633	4,857	14,039	14,624
Net income (loss)	$134	(16)	492	373
Basic earnings (loss) per common share	$0.22	(0.03)	0.80	0.61
Diluted earnings (loss) per common share	$0.22	(0.03)	0.80	0.61

        This pro forma information reflects certain adjustments to previously reported operating results, primarily:

  •
  decreased operating revenues and expenses due to the elimination of deferred revenues and deferred expenses associated with installation activities and capacity leases that were assigned no value at acquisition and the elimination of transactions among CenturyLink, Qwest and Savvis that are now subject to elimination;

  •
  increased amortization expense related to identifiable intangible assets, net of decreased depreciation expense to reflect the fair value of property, plant and equipment;

  •
  decreased recognition of retiree benefit expenses for Qwest due to the elimination of unrecognized actuarial losses;

  •
  decreased interest expense primarily due to the amortization of an adjustment to reflect the fair value of long-term debt; and

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the acquisition been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those realized after the respective Qwest and Savvis acquisition dates).

        As of September 30, 2011, we had incurred cumulative acquisition related expenses, consisting primarily of investment banking and legal fees, of $76 million for Qwest and $17 million for Savvis. These amounts (which exclude integration expenses) have been included in our selling, general and administrative expenses over the past two years. The total amount of these expenses recognized by CenturyLink for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Qwest acquisition related expenses	$1	3	59	13
Savvis acquisition related expenses	$17	—	17	—

        In addition to these expenses Qwest incurred cumulative pre-acquisition related expenses of $71 million, including $36 million in periods prior to being acquired and $35 million on the date of acquisition. Also, Savvis incurred cumulative pre-acquisition related expenses of $22 million, including $3 million in periods prior to being acquired and $19 million on the date of acquisition. These amounts were not included in our results of operations.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets as of September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$21,702	10,261

Customer relationships, less accumulated amortization of $1,021 and $349	$8,651	930

Other intangible assets
Capitalized software, less accumulated amortization of $318 and $79	$1,724	164
Other intangible assets subject to amortization, less accumulated amortization of $47 and $3	183	40
Indefinite-life intangible assets	545	418

Total other intangible assets, net	$2,452	622

        At September 30, 2011, the net carrying amounts of goodwill, customer relationships and other intangible assets included preliminary estimates of $11.441 billion, $7.860 billion and $1.841 billion, respectively, as a result of our acquisitions of Qwest and Savvis. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the second quarter of 2012 for Savvis and the first quarter of 2012 for Qwest.

        Total amortization expense for intangible assets for the three and nine months ended September 30, 2011 was $437 million and $962 million, respectively. These amounts included $16 million related to the Savvis acquisition for both periods, and $395 million and $795 million related to the Qwest acquisition for the respective periods. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software from the Qwest acquisition using the straight-line method over estimated lives ranging up to seven years and amortize other Qwest intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years.

        We estimate that total amortization expense for intangible assets for the three months ending December 31, 2011 and for the years ending December 31, 2012 through 2015 will be as follows:

(Dollars in millions)
Three months ending December 31, 2011	$456
Year ending December 31,
2012	$1,670
2013	$1,526
2014	$1,383
2015	$1,211

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to Savvis' and Qwest's intangible assets.

        We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. Subsequent to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we manage our operations based on four operating segments (regional markets, business markets, wholesale markets and Savvis operations) and have considered these four operating segments to be the appropriate level for testing goodwill impairment as of September 30, 2011. Prior to our acquisition of Qwest, our reporting units were generally aligned to our five geographic operating regions, under which we managed the substantial portion of our operations.

        We have attributed our goodwill balances to our segments as follows:

September 30, 2011
(Dollars in millions)
Regional markets	$11,752
Business markets	5,052
Wholesale markets	3,592
Savvis operations	1,306

Total goodwill	$21,702

        For each segment, we compare its estimated fair value to the carrying value of the assets that we attribute to the segment. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the fair value of the segment is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we attribute to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

        At September 30, 2011, we estimated the fair value of our regional, business and wholesale markets reporting units using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete five-year projection period. The estimated cash flows are discounted for each segment using a rate that represents our weighted average cost of capital, which we determined to be 6.50% as of the measurement date (which was comprised of a pre-tax cost of debt of 7.0% and a cost of equity of 8.7%). We also compared the estimated fair values of the reporting units to our market capitalization as of September 30, 2011 and concluded that the indicated implied control premium of 16% was reasonable based on recent transactions in the market place. As of September 30, 2011, based on our analysis performed with respect to these segments as described above, we concluded that our goodwill was not impaired as of that date.

        For our Savvis operations, we determined the preliminary fair value of the assets acquired and liabilities assumed using various methods, including an overall discounted cash flow analysis performed for all of Savvis' operations. As of September 30, 2011, the fair value assignments are still preliminary and could change significantly upon finalization of the fair value assignments. Due to the recentness of the acquisition and the related preliminary valuation results and the lack of any significant adverse events that have occurred to Savvis' operating results or our expectations of forecasted operating results utilized in the preliminary valuation since the July 15, 2011 acquisition date, we have concluded that the goodwill related to the Savvis operations is not impaired as of September 30, 2011.

(4)   Long-term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, at September 30, 2011 and December 31, 2010 consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, as follows:

	Interest Rates	Maturities	September 30, 2011	December 31, 2010
			(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000 - 7.875%	2012 - 2039	$4,518	2,518
Credit Facility	—	2015	—	365
Subsidiaries
Embarq Corporation
Senior notes	6.738 - 7.995%	2013 - 2036	4,013	4,013
Other	6.750 - 9.000%	2013 - 2025	522	522
Qwest
Senior notes	7.125 - 8.000%	2014 - 2018	2,650	—
Debentures	6.875 - 7.750%	2014 - 2051	3,593	—
Other notes	6.500 - 8.875%	2011 - 2051	5,767	—
Other	2.00 - 10.00%	2011 - 2018	73	83
Capital lease and other obligations	Various	Various	675	—
Unamortized premiums, discounts and other, net			365	(173)

Total long-term debt			22,176	7,328
Less current maturities			1,034	12

Long-term debt, excluding current maturities			$21,142	7,316

        On September 21, 2011, our indirect wholly owned subsidiary, Qwest Corporation ("QC"), issued $575 million aggregate principal amount of its 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. As described below under "Subsequent Events," in October 2011, QC used the net proceeds of this issuance, together with net proceeds from a debt issuance on October 4, 2011 and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012.

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.000 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at specified U.S. Treasury interest rates plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain of Savvis' debt (see Note 2—Acquisitions). In April 2011, we received commitment letters from two banks to provide up to $2.000 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes resulting in $16 million in transaction expenses recognized in other income (expense), net.

        On June 8, 2011, QC issued $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $643 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. QC used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011, and to pay related fees and expenses.

        As a result of the acquisition of Qwest on April 1, 2011, Qwest's pre-existing debt obligations, which consisted primarily of debt securities issued by Qwest Communications International Inc. and two of its subsidiaries, are now included in our consolidated debt balances. On the acquisition date, Qwest's debt securities had stated principal balances totaling $11.598 billion, predominantly fixed contractual interest rates ranging from 6.5% to 8.875% (weighted average of 7.63%) and maturities ranging from 2011 to 2043. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from incurring additional debt, making certain payments and investments, granting liens, and selling or transferring assets. We do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed. In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. We also recorded capital leases and certain other obligations of Qwest at their estimated fair values totaling $383 million as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The amount by which the fair value of Qwest debt securities exceeded their stated principal balances on the acquisition date of $693 million is being recognized as a reduction to interest expense over the remaining terms of the debt.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other, net) as of September 30, 2011 were as follows:

(Dollars in millions)
Remainder of 2011 (classified as current)*	$610
Year ending December 31,
2012 (including $424 classified as current)	$462
2013	$1,691
2014	$2,041
2015	$1,381
Thereafter	$15,626

*
includes $573 million aggregate principal amount of our 8.875% Senior Notes due 2012, which were redeemed in October 2011.

        In January 2011, we entered into a new four-year revolving credit facility with various lenders (the "Credit Facility"). The Credit Facility initially allowed us to borrow up to $1.000 billion. Upon consummation of the Qwest acquisition, our borrowing capacity under the Credit Facility increased to $1.700 billion, for the general corporate purposes of us and our subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and

CenturyLink's then-current senior unsecured long-term debt rating. At September 30, 2011, we had no borrowings and an immaterial amount of letters of credit outstanding under the Credit Facility.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility ("LC Facility"), which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2011, our outstanding letters of credit totaled $129 million.

        At September 30, 2011, we were in compliance with the provisions and covenants contained in our Credit Facility and other debt agreements.

Subsequent Events

        On October 4, 2011, QC issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a specified U.S. Treasury interest rate plus 50 basis points. In October 2011, QC used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described above and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

(5)   Employee Benefits

        We sponsor several defined benefit pension plans, which in the aggregate cover a substantial portion of our employees. In connection with the acquisition of Qwest on April 1, 2011, we assumed defined benefit pension plans sponsored by Qwest for its employees. Based on a valuation analysis, we recognized a $490 million net liability as of April 1, 2011 for the unfunded status of the Qwest pension plans, reflecting projected benefit obligations of $8.267 billion in excess of the $7.777 billion fair value of plan assets.

        Net periodic pension benefit (income) expense for the three and nine months ended September 30, 2011 and 2010 consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$21	14	49	47
Interest cost	166	63	395	184
Expected return on plan assets	(212)	(71)	(497)	(212)
Net amortization and deferral	4	4	11	14

Net periodic pension benefit (income) expense	$(21)	10	(42)	33

        Net periodic pension benefit (income) expense for the three and nine months ended September 30, 2011 includes income of $19 million and $37 million, respectively related to Qwest plans subsequent to the April 1, 2011 acquisition date.

        We contributed $100 million to certain of our defined benefit pension plans during the nine months ended September 30, 2011.

        We also sponsor plans that provide postretirement health care and other benefits to qualifying employees. In connection with the acquisition of Qwest on April 1, 2011, we assumed postretirement benefit plans sponsored by Qwest for certain of its employees. Based on a valuation analysis, we recognized a $2.522 billion liability as of April 1, 2011 for the unfunded status of Qwest's postretirement benefit plans, reflecting estimated accumulated postretirement benefit obligations of $3.284 billion in excess of the $762 million fair value of the plan assets.

        Net periodic postretirement benefit (income) expense for the three and nine months ended September 30, 2011 and 2010 consisted of the following components:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Service cost	$5	3	12	10
Interest cost	49	8	104	25
Expected return on plan assets	(14)	(1)	(27)	(3)
Amortization of unrecognized prior service costs	—	—	(1)	(1)

Net periodic postretirement (income) expense	$40	10	88	31

        Net periodic postretirement benefit (income) expense for the three and nine months ended September 30, 2011 includes $31 million and $61 million, respectively, related to the Qwest plans subsequent to the April 1, 2011 acquisition date. We report net periodic pension benefit (income) expense and net periodic postretirement benefit (income) expense in cost of services and products and selling, general and administrative expenses.

(6)   Severance and Leased Real Estate

        We have announced reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of merger integration plans, increased competitive pressures and the loss of access lines. In connection with our April 1, 2011 acquisition of Qwest, we assumed severance liabilities related to similar workforce reductions that Qwest had initiated prior to the acquisition date. We report severance liabilities in salaries and benefits within accrued expenses and other liabilities in our consolidated balance sheets and report severance expenses in selling, general and administrative expenses and cost of services and products in our consolidated statements of operations.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. Periodically, we recognize expense to reflect accretion of the discounted liabilities and we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations.

        As of September 30, 2011, the current and long-term portion of our leased real estate accrual was $26 million and $140 million, respectively. The remaining lease terms range from 0.1 to 14.3 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate for the nine months ended September 30, 2011 were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at December 31, 2010	$18	—
Accrued to expense	122	12
Liabilities assumed in Qwest acquisition	20	168
Payments, net	(112)	(14)

Balance at September 30, 2011	$48	166

        Our severance expenses for the three and nine months ended September 30, 2011 also included $1 million and $12 million, respectively, of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to the Qwest and Savvis acquisitions.

(7)   Share-based Compensation

        We maintain programs that allow our Board of Directors (through its Compensation Committee or our Chief Executive Officer as its delegate) to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock; restricted stock units and performance shares. As of September 30, 2011, we had reserved approximately 61 million shares of common stock that may be issued in connection with awards under our current incentive programs. We also offer an Employee Stock Purchase Plan, which allows eligible employees to purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six month offering periods.

        Upon the July 15, 2011, closing of our acquisition of Savvis, and pursuant to the terms of the merger agreement, we assumed certain obligations under Savvis' share-based compensation arrangements. Specifically:

  •
  all Savvis stock options outstanding immediately prior to the acquisition were vested in full and were converted into 2,420,532 fully vested CenturyLink stock options, and

  •
  all nonvested Savvis restricted stock units outstanding immediately prior to the acquisition converted into an aggregate 1,080,070 non-vested CenturyLink awards.

        We estimate the aggregate fair value of the assumed Savvis share-based compensation arrangements was $123 million, of which $94 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $38.54 closing price of our common stock on July 14, 2011. The remaining $29 million of the aggregate fair value of the assumed Savvis awards was attributable to post-acquisition services and is being recognized as compensation expense, net of estimated forfeitures, over the remaining 1.3 year vesting period.

        Upon the April 1, 2011, closing of our acquisition of Qwest, pursuant to the terms of the merger agreement, we assumed certain obligations under Qwest's pre-existing share-based compensation arrangements. Specifically:

  •
  all Qwest non-qualified stock options outstanding immediately prior to the acquisition converted into an aggregate of 7,198,331 CenturyLink non-qualified stock options (including 5,562,198 fully vested options),

  •
  all nonvested shares of Qwest restricted stock outstanding immediately prior to the acquisition converted into an aggregate of 780,455 nonvested shares of CenturyLink restricted stock, and

  •
  all Qwest market-based awards outstanding immediately prior to the acquisition vested in full and were paid out by us through the issuance of an aggregate of 563,269 shares of CenturyLink common stock in April 2011.

        The aggregate fair value of the assumed Qwest awards was $114 million, of which $85 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $41.55 closing price of our common stock on March 31, 2011. We determined the fair value of Qwest's non-qualified stock options, using the Black-Scholes option-pricing model, reflecting a risk-free interest rate ranging from 0% to 2.13% (depending on the expected life of the option), an expected dividend yield of 6.98%, an expected term ranging from 0.1 to 4.8 years (depending on the option's remaining contractual term and exercise price and on historical experience), and expected volatility ranging from 11.1% to 35.3% (based on the expected term and historical experience). The remaining $29 million of the aggregate fair value of the assumed Qwest awards was attributable to post-acquisition period and was included in the cost of the acquisition, which is being recognized as compensation expense, net of estimated forfeitures, over the remaining vesting periods from 0.1 years to 3.0 years.

        The following table summarizes activity involving stock option awards for the nine months ended September 30, 2011:

	Number of Options	Weighted- Average Exercise Price
	(In thousands)
Outstanding at December 31, 2010	5,040	$39.06
Assumed in Savvis acquisition	2,421	$38.54
Assumed in Qwest acquisition	7,198	$34.50
Exercised	(2,362)	$31.37
Forfeited/Expired	(989)	$68.34

Outstanding at September 30, 2011	11,308	$34.90

Exercisable at September 30, 2011	8,407	$35.00

        At September 30, 2011, the aggregate intrinsic value of options outstanding and exercisable was $67 million and $61 million, respectively. The weighted average remaining contractual term for such options was 5.2 years and 5.9 years, respectively.

        The following table summarizes activity involving restricted stock and restricted stock unit awards for the nine months ended September 30, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(In thousands)
Nonvested at December 31, 2010	2,892	$33.69
Granted	923	$36.40
Assumed in Savvis acquisition	1,080	$38.54
Assumed in Qwest acquisition	780	$41.55
Vested	(1,716)	$34.31
Forfeited	(45)	$31.60

Nonvested at September 30, 2011	3,914	$36.87

        Total compensation expense for all share-based payment arrangements for the first nine months of 2011 and 2010 was $45 million and $28 million, respectively. Compensation expense for the nine months ended September 30, 2011 included $12 million for accelerated recognition of certain awards resulting from the consummation of the Qwest acquisition. As of September 30, 2011, there was $83 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.9 years.

(8)   Earnings Per Common Share

        Basic and diluted earnings per common share for the three months and nine months ended September 30, 2011 and 2010 were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income	$140	232	466	723
Earnings applicable to nonvested restricted stock	—	—	(2)	—

Net income applicable to common stock for computing basic earnings per common share	140	232	464	723

Net income as adjusted for purposes of computing diluted earnings per common share	$140	232	464	723

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	613,271	301,745	506,452	300,665
Nonvested restricted stock	(1,989)	(1,882)	(2,052)	(1,607)
Nonvested restricted stock units	995	839	519	1,000

Weighted average shares outstanding for computing basic earnings per common share	612,277	300,702	504,919	300,058
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	13	13
Shares issuable under incentive compensation plans	1,396	671	1,131	592

Number of shares as adjusted for purposes of computing diluted earnings per common share	613,686	301,386	506,063	300,663

Basic earnings per common share	0.23	0.76	0.92	2.40
Diluted earnings per common share	0.23	0.76	0.92	2.39

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 3.0 million and 2.9 million for the three months ended September 30, 2011 and 2010, respectively, and 2.4 million and 3.3 million for the nine months ended September 30, 2011 and 2010, respectively.

(9)   Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and long-term debt, excluding capital lease obligations. At September 30, 2011, our financial instruments also included certain investment securities that we acquired on April 1, 2011 in connection with the Qwest acquisition. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		September 30, 2011		December 31, 2010
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investment securities	3	$73	73	—	—
Liabilities—Long-term debt, excluding capital lease obligations	2	$21,501	20,988	7,328	8,007

        Our investment securities consist of auction rate debt securities maturing in 2033 to 2036 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet at fair value on a recurring basis. We estimated the fair value of these securities at September 30, 2011 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. There were no material changes in the composition or valuation of these securities during the period from the April 1, 2011 acquisition date to September 30, 2011.

(10) Income Taxes

        In connection with our acquisitions of Savvis on July 15, 2011 and Qwest on April 1, 2011, we recognized net noncurrent deferred tax liabilities of approximately $350 million and $590 million, respectively, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of Savvis' and Qwest's assets and liabilities. In addition, Qwest recognized a net current deferred tax asset of $259 million, which relates primarily to certain accrued liabilities that are expected to result in future tax deductions. The primary differences involve Qwest's pension and other postretirement benefit obligations as well as tax effects for acquired intangible assets, property, plant and equipment and long-term debt, including the effects of acquisition date valuation adjustments, for both entities. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to Savvis' and Qwest's net operating loss carryforwards. Based on our consideration of preliminary information, we recorded valuation allowances of $10 million and $210 million, respectively on the acquisition dates for the portion of the acquired net deferred tax assets that we do not believe is more likely than not to be realized. Our preliminary acquisition date assignment of deferred income taxes and the related valuation allowance are subject to adjustment as discussed in Note 2—Acquisitions.

        As of September 30, 2011, we had federal net operating losses ("NOLs") of approximately $5.8 billion. Our acquisitions of Qwest and Savvis caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances.

        Our effective income tax rate was 38.6% and 38.3% for the nine months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011, our effective income tax rate exceeded the federal statutory rate of 35% primarily due to state income taxes and certain nondeductible acquisition expenses, partially offset by the reversal of a deferred tax asset valuation allowance that arose from a second quarter 2011 change in Wisconsin tax law.

(11) Segment Information

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business and wholesale customers, including local, long distance voice, network access, public access, broadband, data, managed hosting and video services. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services. With the acquisition of Savvis on July 15, 2011, we expanded our information technology services; including cloud hosting solutions, managed hosting, colocation and network services.

        Prior to April 1, 2011, our operations were reported as a single segment. In connection with our acquisition of Qwest on April 1 2011, we began managing our business in three segments: (i) regional markets (which consists generally of providing products and services to residential consumers, small to medium-sized businesses and regional enterprise customers), (ii) business markets (which consists generally of providing products and services to enterprise and government customers) and (iii) wholesale markets (which consists generally of providing products and services to other communications providers). With the acquisition of Savvis on July 15, 2011, we have added a fourth segment entitled Savvis operations, which consist of Savvis' legacy operations. Our chief operating decision maker reviews discrete financial information for each of these segments to evaluate performance and make decisions about allocating resources. We plan to continue to refine our segment reporting to reflect ongoing changes in the way we manage our business.

        In connection with our acquisition of Savvis on July 15, 2011 and Qwest on April 1, 2011, we have revised the way we categorize our products and services and report our related revenues for strategic services, legacy services and data integration. These products and services are described as follows:

  •
  Strategic services, which include primarily private line (including special access), broadband, hosting (including cloud hosting solutions and managed hosting), colocation, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including DIRECTV), voice over Internet Protocol, or VoIP, and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network, ("ISDN"), and traditional wide area network, ("WAN"), services; and

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers.

        Our operating revenues for our products and services consisted of the following categories for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Strategic services	$1,968	515	4,244	1,524
Legacy services	2,215	1,053	5,471	3,256
Data integration	166	39	348	122
Other	247	141	635	418

Total operating revenues	$4,596	1,748	10,698	5,320

        Other operating revenues include revenue from universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $268 million and $88 million for the nine months ended September 30, 2011 and 2010. We also generate these other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments described below.

        In connection with the recent reorganization of our segments, we also revised the way we categorize our segment revenues and expenses. Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. We report our segment expenses for regional markets, business markets and wholesale markets as follows:

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

        The business markets segment currently provides some of the same services as the Savvis operations segment, and we may reclassify in future reports the revenues and expenses associated with those services as part of our Savvis operations segment. We will continue to classify those services as part of the business markets segment until we are able to further integrate Legacy Savvis. We have revised our prior period revenue classifications to conform to our current categories.

        For Savvis operations, segment expenses incorporate the entire centrally-managed operations of our Savvis subsidiaries as we have yet to fully integrate them with our other segments. Consequently, all Savvis operations segment expenses have been categorized as direct expenses. We intend to refine our expense methodology and begin allocating expenses to Savvis operations as we continue integrating it among our other segments beginning in 2012.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for centrally-managed administrative functions (such as finance, information technology, legal and human resources), severance expenses and restructuring expenses. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our chief operating decision maker does not review assets and capital expenditures by segment, nor does he include the centrally-managed income and expenses noted above in the calculation of segment income. We have recast our prior period operating results based on our new segment reporting.

        Segment information for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,349	1,607	10,063	4,902
Total segment expenses	2,044	613	4,453	1,803

Total segment income	$2,305	994	5,610	3,099

Total margin percentage	53%	62%	56%	63%
Regional markets:
Revenues	$2,220	1,151	5,594	3,503
Expenses	1,005	458	2,409	1,333

Income	$1,215	693	3,185	2,170

Margin percentage	55%	60%	57%	62%
Business markets:
Revenues	$927	67	1,913	201
Expenses	570	31	1,150	90

Income	$357	36	763	111

Margin percentage	39%	54%	40%	55%
Wholesale markets:
Revenues	$979	389	2,333	1,198
Expenses	297	124	722	380

Income	$682	265	1,611	818

Margin percentage	70%	68%	69%	68%
Savvis operations:
Revenues	$223	—	223	—
Expenses	172	—	172	—

Income	$51	—	51	—

Margin percentage	23%	—	23%	—

        The following table reconciles segment income to net income for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment income	$2,305	994	5,610	3,099
Other operating revenues	247	141	635	418
Depreciation and amortization	(1,225)	(358)	(2,771)	(1,069)
Other unassigned operating expenses	(776)	(271)	(1,979)	(874)
Other income (expense), net	(317)	(134)	(736)	(402)
Income tax expense	(94)	(140)	(293)	(449)

Net income	$140	232	466	723

(12) Commitments and Contingencies

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        To the extent appropriate, we have accrued liabilities for the matters described below.

  Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. We currently expect Sprint Nextel to file an appeal of this decision. The other lawsuit, filed on behalf of all legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. We have not accrued a liability related to these matters.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas (Civil Action No. 07-CV-2602), a group of retirees filed a putative class action lawsuit challenging the decisions to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008. Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court has certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. We believe it is premature to estimate the impact this lawsuit could have to our results of operations or financial condition. In 2009, a ruling in Embarq's favor was entered in an arbitration proceeding filed by 15 former Centel executives, similarly challenging the benefits changes.

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

  Litigation Matters Relating to Qwest

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.200 billion (or approximately $5.700 billion based on the exchange rate on September 30, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $300 million based on the exchange rate on September 30, 2011).

        We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Kansas, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Mexico, New York, Oregon, South Carolina, Tennessee, Texas, Utah and Washington. For the most part, the complaints challenge Qwest's right to install its fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit Qwest to install its fiber-optic cable in the right-of-way without the plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating settlements on a state-by-state basis, and have filed and received preliminary approval of a settlement in Alabama federal court, and Tennessee state court. Preliminary and final approval also has been granted in a federal court action in Illinois, to which Qwest is a party, and in a similar action in Idaho, to which Qwest is not a party. One group of plaintiffs filed a motion with the judicial panel on multi-district litigation seeking consolidation of all the federal actions, which Qwest and all other defendants, as well as a second group of plaintiffs, opposed. On August 8, 2012, the multi-district litigation panel denied the motion.

  Other

        From time to time, we are involved in other proceedings incidental to our business, including administrative hearings of state public utility commissions relating primarily to rate making, actions relating to employee claims, various tax issues, occasional grievance hearings before labor regulatory agencies, patent infringement allegations and miscellaneous third party tort actions. The outcome of these other proceedings is not predictable. However, we do not believe that the ultimate resolution of these other proceedings, after considering available insurance coverage, will have a material adverse effect on our financial position, results of operations or cash flows.

Item 2.

CenturyLink, Inc.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us," or "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011 and including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011.

Overview

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") included herein should be read in conjunction with MD&A and the other information included in our Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the first nine months of the year are not indicative of the results of operations that might be expected for the entire year.

        On July 15, 2011, we acquired Savvis. On April 1, 2011, we substantially expanded the scope and size of our business through our acquisition of Qwest. As a result, direct comparisons of our results of operations for the three and nine months ended September 30, 2011 with the corresponding periods of 2010 are less meaningful than usual. For additional information about these acquisitions, see Note 2—Acquisitions. In addition, our financial results continue to be affected by integration costs related to our July 2009 acquisition of Embarq Corporation ("Embarq").

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition (including Embarq's business) as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition as "Legacy Savvis" and the Qwest acquisition as "Legacy Qwest." Although we now manage our combined company as a single enterprise and are actively integrating the operations of the legacy companies, we generally continue to conduct operations through the legacy company that conducted the same operations before the applicable acquisition. Accordingly, the amounts that we attribute to Legacy Qwest below are substantially similar to the amounts that Qwest reports in its separate financial statements, with adjustments in certain instances to eliminate the effects of intercompany transactions. Due to the magnitude of our recent acquisitions in relation to Legacy CenturyLink operations, in the combined company variance discussions below we have separated out the impacts of both the Legacy Qwest and Legacy Savvis for enhanced visibility, although we actively manage the combined company through our four segments, as discussed further below.

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business and wholesale customers, including local and long distance voice and network access, public access, broadband, data, managed hosting and video services. In certain local and regional markets, we also provide fiber transport and services to competitive local exchange carriers, security monitoring, and other communications, professional and business information services. With our acquisition of Savvis on July 15, 2011, we expanded our information technology services to include cloud hosting solutions and colocation services.

        We operate approximately 14.8 million access lines in 37 states, which are telephone lines reaching from the customers' premises to a connection with the public switched telephone network. We also serve approximately 5.5 million broadband subscribers as of September 30, 2011. During the second quarter of 2011, we updated our methodology for counting our subscribers and access lines where we provide the services. We now count access lines when we install the service. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our new methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting our access lines may not be comparable to those of other companies.

        During the last several years, we have experienced revenue declines in our voice and network access revenues primarily due to declines in access lines, intrastate access rates and minutes of use. Prior to our acquisition, Qwest had experienced similar declines in its revenues. To mitigate these declines, we remain focused on efforts to, among other things:

  •
  promote long-term relationships with our customers through bundling of integrated services;

  •
  provide new services, such as video, cloud hosting solutions, managed hosting, colocation services and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the Federal Communications Commission ("FCC") or improvements in our infrastructure;

  •
  provide our broadband and premium services to a higher percentage of our customers;

  •
  pursue acquisitions of additional communications properties if available at attractive prices;

  •
  increase usage of our networks; and

  •
  market our products and services to new customers.

        Prior to April 1, 2011, our operations were reported as a single segment. In connection with our acquisitions of Savvis on July 15, 2011 and Qwest on April 1, 2011, we have organized our business into the following operating segments:

  •
  Regional markets, which consists generally of providing products and services to residential consumers, small to medium-sized businesses and regional enterprise customers;

  •
  Business markets, which consists generally of providing products and services to enterprise and government customers;

  •
  Wholesale markets, which consists generally of providing products and services to other communications providers; and

  •
  Savvis operations, which currently consists generally of providing hosting and network services primarily to business customers when provided by Legacy Savvis.

        The business markets segment currently provides some of the same services as the Savvis operations segment, and we may reclassify in future reports the revenues and expenses associated with those services as part of our Savvis operations segment. We will continue to classify those services as part of the business markets segment until we are able to further integrate Legacy Savvis.

        We now report financial information separately for each of these segments; however, our segment information does not include capital expenditures and certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we may make further changes to our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 11—Segment Information and "Results of Operations—Segment Results" below.

        During 2011 and 2010, we have incurred operating expenses related to our acquisitions of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and are summarized below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$14	10	39	22
Severance expenses and accelerated recognition of share-based awards and retention compensation associated with acquisitions	3	—	18	12

	$17	10	57	34

Selling, general and administrative:
Expenses incurred to effect acquisitions	$19	3	79	13
Integration and other expenses associated with acquisitions	70	14	132	42
Severance expenses and accelerated recognition of share-based awards and retention compensation associated with acquisitions	(2)	2	137	18

	$87	19	348	73

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we will incur approximately $800 million to $1.000 billion of operating expenses associated with transaction and integration costs (which includes the expenses noted above) and approximately $200 million of capital expenditures associated with integration activities (which includes capital expenditures incurred since the April 1, 2011 acquisition date).

        We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. Subsequent to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we manage our operations based on four operating segments (regional markets, business markets, wholesale markets and Savvis operations) and have considered these four operating segments to be the appropriate level for testing goodwill impairment as of September 30, 2011. Prior to our acquisition of Qwest, our reporting units were generally aligned to our five geographic operating regions, under which we managed the substantial portion of our operations.

        We have attributed our goodwill balances to our segments as follows:

(Dollars in millions)
Regional markets	$11,752
Business markets	5,052
Wholesale markets	3,592
Savvis operations	1,306

Total goodwill	$21,702

        For each segment, we compare its estimated fair value to the carrying value of the assets that we attribute to the segment. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the fair value of the segment is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we attribute to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

        At September 30, 2011, we estimated the fair value of our regional, business and wholesale markets reporting units using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete five-year projection period. The estimated cash flows are discounted for each segment using a rate that represents our weighted average cost of capital, which we determined to be 6.50% as of the measurement date (which was comprised of a pre-tax cost of debt of 7.0% and a cost of equity of 8.7%). We also compared the estimated fair values of the reporting units to our market capitalization as of September 30, 2011 and concluded that the indicated implied control premium of 16% was reasonable based on recent transactions in the market place.

        For our Savvis operations, we determined the preliminary fair value of the assets acquired and liabilities assumed using various methods, including an overall discounted cash flow analysis performed for all of Savvis' operations. As of September 30, 2011, the fair value assignments are still preliminary and could change significantly upon finalization of the fair value assignments. Due to the recentness of the acquisition and the related preliminary valuation results and the lack of any significant adverse events that have occurred to Savvis' operating results or our expectations of forecasted operating results utilized in the preliminary valuation since the July 15, 2011 acquisition date, we have concluded that the goodwill related to the Savvis operations is not impaired as of September 30, 2011.

        As of September 30, 2011, based on our analysis performed with respect to these segments as described above, we concluded that our goodwill was not impaired as of that date. However, as of that date, the estimated fair value of the regional markets and wholesale markets exceeded their carrying value by less than 5%. A 25 basis point increase in the discount rate used in our analysis would have caused the estimated fair values of the regional markets and wholesale markets goodwill to be less than their carrying values and thus would have required us to perform the second step of goodwill impairment testing.

        We cannot assure that adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; and (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2012.

        Our analysis presented below is organized to provide the information we believe will be useful for understanding the trends affecting our business. This discussion should be read in conjunction with our consolidated financial statements in Item 1 of Part I of this report. Additional events, uncertainties and trends discussed in "Risk Factors" in Item 1A of Part II of this report may also materially impact our business operations and financial results.

 RESULTS OF OPERATIONS

        The following table summarizes the results of our operations for the three and nine months ended September 30, 2011 and 2010. Our operating results include operations of Qwest for periods following April 1, 2011 and Savvis for periods following July 15, 2011.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions except per share amounts)
Operating revenues	$4,596	1,748	10,698	5,320
Operating expenses	4,045	1,242	9,203	3,746

Operating income	551	506	1,495	1,574
Interest expense	(324)	(138)	(732)	(416)
Other income (expense), net	7	4	(4)	14
Income tax expense	(94)	(140)	(293)	(449)

Net income	$140	232	466	723

Earnings per common share:
Basic	$0.23	0.76	0.92	2.40

Diluted	$0.23	0.76	0.92	2.39

Total employees (As of September 30)			49,250	19,739

        The following table summarizes our broadband subscribers and access lines as of September 30, 2011 and 2010 and indicates the change in the measures attributable to the Qwest acquisition and other factors:

	September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(In thousands)
Broadband subscribers	5,484	2,319	126	3,039	3,165
Access lines	14,803	6,613	(468)	8,658	8,190

        We have updated our methodology for counting access lines and broadband subscribers and have reclassified amounts presented in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 to conform to the current period presentation.

        Net income was $140 million and $232 million for the three months ended September 30, 2011 and 2010, respectively, and $466 million and $723 million for the nine months ended September 30, 2011 and 2010, respectively. The lower levels of net income in 2011 were primarily attributable to the acquisition of Qwest as of April 1, 2011, which resulted in substantial acquisition, severance and integration expenses, as presented in the table under "Overview" above. Legacy Savvis' and Legacy Qwest's post-acquisition operations, which included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense based on preliminary valuation estimates (see Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets), did not contribute significantly to our consolidated net income. Our current preliminary valuation estimates of our recently acquired assets and liabilities are subject to change in the future, including those related to customer relationship assets, which may result in material changes to amortization expense. Within our Legacy CenturyLink business, growth in strategic services revenues (which we describe further below) did not fully offset lower revenues from other services and products, further contributing to the decreases in consolidated net income for the quarter and year to date periods.

        Diluted earnings per common share were $0.23 and $0.76 for the three months ended September 30, 2011 and 2010, respectively, and $0.92 and $2.39 for the nine months ended September 30, 2011 and 2010, respectively. Diluted earnings per share for the three and nine months ended September 30, 2011 were substantially lower than the amounts for the corresponding periods of 2010 due to the decreases in net income, as well as increases in the weighted average number of outstanding common shares. The increase in outstanding shares was primarily attributable to the issuance of 294 million shares in connection with the Qwest acquisition on April 1, 2011 and the issuance of 14.313 million shares in connection with the Savvis acquisition on July 15, 2011.

Operating Revenues

        In connection with the recent changes to our segments, we also revised the way we categorize our products and services and report our related revenues. Currently, we categorize our products, services and revenues into the following categories:

  •
  Strategic services, which include primarily private line (including special access), broadband, hosting (including cloud hosting solutions and managed hosting), colocation, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including DIRECTV), voice over Internet Protocol, or VoIP, and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network, or ISDN, directory advertising and traditional wide area network, or WAN, services;

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customers; and

  •
  Other revenues, which consists primarily of USF revenue and surcharges.

        We have revised our prior period revenue classifications to conform to our current categories.

        For the three and nine months ended September 30, 2011 our operating revenues increased substantially in comparison with the corresponding periods of 2010 primarily due to our acquisition of Savvis and Qwest. The following tables summarize our revenues for Legacy CenturyLink, Legacy Qwest and Legacy Savvis.

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$1,968	515	33	1,197	223	1,453
Legacy services	2,215	1,053	(117)	1,279	—	1,162
Data integration	166	39	(7)	134	—	127
Other	247	141	(15)	121	—	106

Total operating revenues	$4,596	1,748	(106)	2,731	223	2,848

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$4,244	1,524	107	2,390	223	2,720
Legacy services	5,471	3,256	(376)	2,591	—	2,215
Data integration	348	122	(26)	252	—	226
Other	635	418	(26)	243	—	217

Total operating revenues	$10,698	5,320	(321)	5,476	223	5,378

        For the three and nine months ended September 30, 2011, total operating revenues increased $2.848 billion and $5.378 billion, as compared to the amounts for the same periods of 2010. These increases were largely attributable to the acquisition of Qwest, which contributed total operating revenues (net of intercompany eliminations) of $2.731 billion and $5.476 billion, respectively. Legacy CenturyLink operating revenues decreased $106 million, or 6.1%, and $321 million, or 6.0%, for the quarter and year to date periods ended September 30, 2011. These decreases were primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. At September 30, 2011, we had 14.803 million access lines, of which 8.658 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 6.145 million at September 30, 2011 from 6.613 million as of September 30, 2010, a decrease of 7.1%. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. Based on our current retention initiative, we estimate that our access line loss will be between 7.0% and 7.5% in 2011 with respect to our incumbent markets (exclusive of the impact of access line loss in the properties we acquired from Qwest in April 2011). For the remainder of 2011, we anticipate similar access line loss in the properties we acquired from Qwest. Our legacy services revenues were also negatively impacted in 2011 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Broadband and private line services accounted for a majority of the growth in strategic services revenues.

        We are aggressively marketing our strategic services (including our data hosting services) and data integration to offset the continuing declines in our legacy services revenues. We believe our recent acquisitions of Savvis and Qwest will strengthen our ability to achieve this goal. Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses

        As discussed in Note 1—Basis of Presentation, during the second quarter of 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and have reclassified prior period amounts to conform to our new definitions. For the three and nine months ended September 30, 2011, our operating expenses increased substantially in comparison to the amounts for the comparable periods of 2010 primarily due to our acquisition of

Qwest. The following tables summarize our operating expenses for these periods and indicate the changes in expenses resulting from Legacy CenturyLink, Legacy Qwest and Legacy Savvis.

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$1,950	641	14	1,173	122	1,309
Selling, general and administrative	870	243	48	529	50	627
Depreciation and amortization	1,225	358	18	798	51	867

Total operating expenses	$4,045	1,242	80	2,500	223	2,803

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$4,357	1,912	13	2,310	122	2,445
Selling, general and administrative	2,075	765	75	1,185	50	1,310
Depreciation and amortization	2,771	1,069	50	1,601	51	1,702

Total operating expenses	$9,203	3,746	138	5,096	223	5,457

        The increases in total operating expenses of $2.803 billion and $5.457 billion for the three and nine month periods were largely attributable to the inclusion of $2.500 billion and $5.096 billion, respectively, in post-acquisition Legacy Qwest operating expenses (net of intercompany eliminations) in our consolidated operating expenses. In addition, the acquisition of Savvis on July 15, 2011 increased our consolidated operating expenses by $223 million for the three and nine month periods ended September 30, 2011. Qwest and Savvis operating expenses included substantial severance and integration expenses as well as significant acquisition accounting adjustments to depreciation and amortization expense based on preliminary valuation estimates (see Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets). Excluding the effects of Legacy Qwest and Savvis expenses, total operating expenses increased $80 million, or 6.4%, for the quarter and $138 million, or 3.7%, for the nine month period (which, as described further below, include certain of the transaction, severance and integration expenses summarized above under "Overview" that are allocable to Legacy CenturyLink's operations).

        Cost of services and products for Legacy CenturyLink operations increased $14 million, or 2.2%, and $13 million, or 0.7%, for the three and nine month periods ended September 30, 2011 from the amounts for the comparable periods of 2010. These increases were primarily due to an increase in expenses associated with providing our facilities-based video service of $17 million and $35 million, respectively, and an increase in severance and integration expenses associated with our recent acquisitions of $1 million and $11 million, respectively. These increases were partially offset by $20 million year-to-date decrease in facilities costs associated with the migration of legacy Embarq long-distance traffic to our internal networks.

        Legacy CenturyLink selling, general and administrative expenses increased $48 million, or 19.8%, and $75 million, or 9.8%, for the three and nine months ended September 30, 2011 from the amounts for the comparable periods of 2010. For all periods presented, our expenses include significant transaction, severance and integration expenses related to the Savvis, Qwest and Embarq acquisitions (see table in "Overview" above). Changes in the timing and amount of Qwest and Savvis integration expenses resulted in net increases in Legacy CenturyLink selling, general and administrative expenses of $51 million and $139 million for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. We had year-to-date decreases of $22 million in operating taxes, which were primarily due to favorable property tax and transaction tax settlements in 2011 and $21 million in compensation expenses, which were primarily due to workforce reductions and lower pension expense. In addition, these increases were partially offset by a $9 million and $11 million, respectively, reduction in bad debt expense.

        Depreciation and amortization for Legacy CenturyLink increased $18 million, or 5.0%, and $50 million, or 4.7%, for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010, which are primarily due to higher levels of property, plant and equipment in 2011.

Other Income (Expense)

        For the three and nine months ended September 30, 2011, our interest expense increased substantially in comparison with the corresponding periods of 2010. The following tables summarize our total other income (expense) for these periods for Legacy CenturyLink, Legacy Qwest and Legacy Savvis.

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(324)	(138)	23	158	5	186
Other income (expense), net	7	4	1	—	(4)	(3)

Total other income (expense)	$(317)	(134)	24	158	1	183

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(732)	(416)	3	308	5	316
Other income (expense), net	(4)	14	21	1	(4)	18

Total other income (expense)	$(736)	(402)	24	309	1	334

        Interest on debt assumed in the Qwest acquisition, and incurred subsequent to this acquisition, increased total interest expense by $158 million and $308 million for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. See Note 4—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about the debt assumed in the Qwest acquisition.

        Interest expense for Legacy CenturyLink increased $23 million, or 16.7%, for the quarter and $3 million, or 0.7%, for the nine months ended September 30, 2011, respectively. These increases are primarily due to interest on our senior notes in aggregate principal of $2.000 billion issued in June 2011 to finance the Savvis acquisition, partially offset by principal repayments made during 2010 and the first quarter of 2011.

        Other income (expense) reflects certain items not directly related to our core operations, including gains and losses from nonoperating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income (expense) for Legacy CenturyLink was essentially flat and changed by $21 million for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. This change was primarily due to $16 million in transaction expenses incurred in connection with terminating an unused bridge loan financing commitment related to the Savvis acquisition (see Note 2—Acquisitions).

Income Tax Expense

        Our income tax expense for the three and nine months ended September 30, 2011 decreased $46 million and $156 million, respectively, from the amounts for the comparable periods of 2010. These decreases reflect lower third quarter and year-to-date pre-tax income. Our effective income tax rate for the nine months ended September 30, 2011 increased in part by the effects of certain nondeductible expenses incurred in connection with our acquisition of Qwest which was substantially offset by the effects of a change in Wisconsin tax law that resulted in recognition of a $14 million tax benefit in the second quarter of 2011.

Segment Results

        The following table summarizes our segment results for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,349	1,607	10,063	4,902
Total segment expenses	2,044	613	4,453	1,803

Total segment income	$2,305	994	5,610	3,099

Total margin percentage	53%	62%	56%	63%
Regional markets:
Revenues	$2,220	1,151	5,594	3,503
Expenses	1,005	458	2,409	1,333

Income	$1,215	693	3,185	2,170

Margin percentage	55%	60%	57%	62%
Business markets:
Revenues	$927	67	1,913	201
Expenses	570	31	1,150	90

Income	$357	36	763	111

Margin percentage	39%	54%	40%	55%
Wholesale markets:
Revenues	$979	389	2,333	1,198
Expenses	297	124	722	380

Income	$682	265	1,611	818

Margin percentage	70%	68%	69%	68%
Savvis operations:
Revenues	$223	—	223	—
Expenses	172	—	172	—

Income	$51	—	51	—

Margin percentage	23%	—	23%	—

        The lower levels of margin percentage for regional markets and business markets in 2011 were primarily attributable to the inclusion of Qwest's results beginning April 1, 2011.

        The following table reconciles our total segment revenues and total segment income presented above to operating revenues and operating income reported in our consolidated statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(Dollars in millions)
Total segment revenues	$4,349	1,607	10,063	4,902
Other operating revenues	247	141	635	418

Operating revenues reported in our consolidated statements of operations	4,596	1,748	10,698	5,320

Total segment income	2,305	994	5,610	3,099
Other operating revenues	247	141	635	418
Depreciation and amortization	(1,225)	(358)	(2,771)	(1,069)
Other unassigned operating expenses	(776)	(271)	(1,979)	(874)

Operating income reported in our consolidated statements of operations	$551	506	1,495	1,574

        In connection with the recent reorganization of our business segments, we also revised the way we categorize our segment revenues and segment expenses. Our major revenues categories are strategic services, legacy services and data integration, each of which is described in more detail in "Operating Revenues" above. We report our segment expenses for regional markets, business markets and wholesale markets as follows:

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

        For Savvis operations, segment expenses incorporate the entire centrally-managed operations of our Savvis subsidiaries as we have yet to fully integrate them with our other segments. Consequently, all Savvis operations segment expenses have been categorized as direct expenses. We intend to refine our expense methodology and begin allocating expenses to Savvis operations as we continue integrating it among our other segments beginning in 2012.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for centrally-managed administrative functions (such as finance, information technology, legal and human resources) and severance expenses. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. We have recast our prior period operating results based on our new segment reporting.

        We periodically review and refine the methodologies used to allocate expenses to our segments. For more information on our segment reporting, see Note 11—Segment Information.

Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services. We expect these efforts will improve our ability to compete and grow our broadband subscribers.

  •
  Access lines.  Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for qualifying customers who have our broadband product in their bundle which further aids our ability to attract and retain customers and increase usage of our services.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following tables summarize the operating results from Legacy CenturyLink and Legacy Qwest for our regional markets segment for the three months and nine months ended September 30, 2011:

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$729	305	10	414	424
Legacy services	1,459	812	(70)	717	647
Data integration	32	34	(4)	2	(2)

Total revenues	2,220	1,151	(64)	1,133	1,069

Segment expenses:
Direct	952	448	7	497	504
Allocated	53	10	(28)	71	43

Total expenses	1,005	458	(21)	568	547

Segment income	$1,215	693	(43)	565	522

Segment margin percentage	55%	60%

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,777	903	45	829	874
Legacy services	3,725	2,493	(219)	1,451	1,232
Data integration	92	107	(19)	4	(15)

Total revenues	5,594	3,503	(193)	2,284	2,091

Segment expenses:
Direct	2,293	1,295	27	971	998
Allocated	116	38	(52)	130	78

Total expenses	2,409	1,333	(25)	1,101	1,076

Segment income	$3,185	2,170	(168)	1,183	1,015

Segment margin percentage	57%	62%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income of $522 million and $1.015 billion for the three and nine months ended September 30, 2011, respectively. Our consolidated segment margin percentage declined as a result of lower margins in Legacy Qwest markets. Segment income for our Legacy CenturyLink operations decreased $43 million and $168 million for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010, reflecting declines in revenues while expenses remained relatively flat.

  Segment Revenues

        Excluding 2011 revenues attributable to the Qwest acquisition, regional markets revenues decreased $64 million, or 5.6%, and $193 million, or 5.5%, for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. For both periods, growth in strategic services revenues did not fully offset a decline in legacy services revenues. The higher amounts of strategic services revenues are due principally to increases in the number of broadband subscribers, partially offset by the effects of rate discounts. Increases in Ethernet and video services volumes also contributed to higher strategic services revenues. Legacy services revenues decreased primarily due to declines in local services associated with access line losses resulting from the competitive pressures summarized above.

  Segment Expenses

        Regional markets expenses, exclusive of Legacy Qwest expenses, decreased $21 million, or 4.6%, and $25 million, or 1.9%, for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. Beginning in the second quarter of 2011, various expenses, including bad debt, were reclassified between direct and allocated expenses. These reclassifications resulted in increased direct expenses and reduced allocated expenses for the three and nine month periods ended September 30, 2011 from the amounts for the comparable periods in 2010. In addition, direct expenses increased primarily due to increased costs to provide facilities-based video services partially offset by lower marketing and advertising expenses and decreased employee related expenses due to workforce reductions.

Business Markets

        The operations of our business markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Strategic services.  Our mix of total revenues continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as MPLS, private line, hosting, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to partner with them to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services, we expect overall revenues from these services to grow.

  •
  Legacy services.  We face intense competition with respect to our legacy services and continue to see customers migrating away from these services and into strategic services. In addition, our legacy services revenues have been and we expect they will continue to be adversely affected by access line losses.

  •
  Data integration.  We expect both data integration revenue and the related costs will fluctuate from quarter to quarter as this revenue stream tends to be more sensitive than other revenue streams to changes in the economy and to changes in spending trends of our federal government customers. We currently expect revenues and expenses for the remainder of 2011 to be lower than they were during the comparable periods of 2010.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our productivity improvements while achieving operational efficiencies and improving our processes through automation. We also expect our business markets segment to benefit indirectly from efficiencies in our company-wide network operations.

        The following tables summarize the operating results from Legacy CenturyLink and Legacy Qwest for our business markets segment for the three and nine months ended September 30, 2011, and indicate the changes resulting from the Qwest acquisition and other factors:

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$443	15	—	428	428
Legacy services	350	47	(2)	305	303
Data integration	134	5	(3)	132	129

Total revenues	927	67	(5)	865	860

Segment expenses:
Direct	252	—	5	247	252
Allocated	318	31	(5)	292	287

Total expenses	570	31	—	539	539

Segment income	$357	36	(5)	326	321

Segment margin percentage	39%	54%

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$899	43	(1)	857	856
Legacy services	758	143	(8)	623	615
Data integration	256	15	(7)	248	241

Total revenues	1,913	201	(16)	1,728	1,712

Segment expenses:
Direct	489	1	7	481	488
Allocated	661	89	(8)	580	572

Total expenses	1,150	90	(1)	1,061	1,060

Segment income	$763	111	(15)	667	652

Segment margin percentage	40%	55%

  Segment Income

        The acquisition of Qwest on April 1, 2011 increased substantially the scale of our business markets segment, resulting in an increase in our segment income of $321 million and $652 million for the three and nine months ended September 30, 2011, respectively. Legacy Qwest operations accounted for 93% and 90% of our segment revenues and 91% and 87% of our segment income for the three and nine months ended September 30, 2011, respectively. Segment income for Legacy CenturyLink operations decreased by $5 million and $15 million, respectively, for the three and nine months ended September 30, 2011 as compared to the amounts for the same periods of 2010.

  Segment Revenues

        Legacy CenturyLink business markets revenues decreased $5 million, or 7.5%, and $16 million, or 8.0%, for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. These decreases primarily reflect lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment.

  Segment Expenses

        Business markets segment expenses, exclusive of Legacy Qwest expenses, were flat for the three and nine months ended September 30, 2011 from the amounts for the comparable periods of 2010. Direct expense increased primarily due to employee related expenses resulting from additional sales headcount in 2011. Allocated expenses decreased as a result of lower network expenses related to cost optimization efforts.

Wholesale Markets

        The operations of our wholesale markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Private line services (including special access).  Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we ultimately believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet, and bandwidth consumption grows, although the timing and magnitude of this technological migration is uncertain.

  •
  Access and local services revenue.  Our access and local services revenue has been, and we expect will continue to be, adversely affected by technological migration, industry consolidation and rate reductions. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment.

  •
  Long-distance services revenue.  Wholesale long distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation.

        The following tables summarize the operating results of Legacy CenturyLink and Legacy Qwest for our wholesale markets segment for the three and nine months ended September 30, 2011:

	Three months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$573	195	23	355	378
Legacy services	406	194	(45)	257	212

Total revenues	979	389	(22)	612	590

Segment expenses:
Direct	44	32	(1)	13	12
Allocated	253	92	14	147	161

Total expenses	297	124	13	160	173

Segment income	$682	265	(35)	452	417

Segment margin percentage	70%	68%

	Nine months ended September 30,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,345	578	63	704	767
Legacy services	988	620	(149)	517	368

Total revenues	2,333	1,198	(86)	1,221	1,135

Segment expenses:
Direct	121	105	(8)	24	16
Allocated	601	275	9	317	326

Total expenses	722	380	1	341	342

Segment income	$1,611	818	(87)	880	793

Segment margin percentage	69%	68%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income of $417 million and $793 million for the three and nine months ended September 30, 2011, respectively. Segment income for our Legacy CenturyLink operations decreased $35 million and $87 million for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010, reflecting principally declines in revenues in both periods, as discussed further below.

  Segment Revenues

        Excluding 2011 revenues attributable to the Qwest acquisition, wholesale markets revenues decreased $22 million, or 5.7%, and $86 million, or 7.2%, for the three and nine months ended

September 30, 2011, respectively, from the amounts for the comparable periods of 2010. These decreases reflect substantially lower revenues from legacy services, partially offset by growth in revenues from strategic services. The decreases in legacy services revenues reflect ongoing declines in access and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. Growth in strategic services revenues, primarily relating to private line and special access services, partially offset the declines in legacy services revenues.

  Segment Expenses

        Wholesale markets expenses, exclusive of Legacy Qwest expenses, increased $13 million, or 10.5%, and were flat for the three and nine months ended September 30, 2011, respectively, from the amounts for the comparable periods of 2010. Direct expenses decreased for the year-to-date period as a result of reduced access costs, reflecting lower local services and access volumes.

Savvis Operations

        The operations of our Savvis operations segment have been impacted by several significant trends, including those described below.

  •
  Colocation.  We generate colocation revenue from sales of space and power usage related to housing of customer owned and managed equipment within our data centers. We continue to see pricing pressures with respect to these services as low-cost wholesale colocation providers continue to enter our market, and we expect this trend to continue.

  •
  Managed hosting.  Managed hosting services include the physical and virtualized services necessary for customers to outsource their IT applications using dedicated hosting and cloud hosting solutions located within our data centers, as well as related consulting and solution design services. Revenue for these services has been increasing as we continue to focus on increasing our managed hosting offerings.

  •
  Network services.  Represents managed network services, including managed virtual private network ("VPN"), hosting area network and bandwidth services. Segment income for these services has been relatively flat during the past quarter due to pricing pressures on VPN and bandwidth services offset by increases in network services that support our colocation and managed hosting service offerings.

        The following tables summarize the operating results of Savvis operations for the three and nine months ended September 30, 2011. These operating results only include Savvis from their acquisition date of July 15, 2011:

	Three and nine months ended September 30,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Segment revenues:	$223	—	223

Segment expenses	172	—	172

Segment income	$51	—	51

Segment margin percentage	23%	—

  Segment Revenues

        Segment revenue for our Savvis operations was $223 million for the three and nine months ended September 30, 2011. Revenue was derived primarily from collocation services of $84 million, or 38%, managed hosting services of $84 million, or 38%, and network services of $55 million, or 24%.

  Segment Expenses

        Segment expenses attributed to Savvis operations was $172 million for the three and nine months ended September 30, 2011. These expenses were derived primarily from cost of services and products of $122 million and selling, general and administrative expenses of $50 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        Excluding cash used for the Savvis acquisition, we have relied primarily on cash provided by operations to fund our operating and capital expenditures, make our dividend payments and repay a portion of our maturing debt. Our operations have historically provided a stable source of cash flow that has helped us meet the needs of the business.

        Our acquisition of Qwest on April 1, 2011 and, to a lesser extent, Savvis on July 15, 2011, resulted in significant changes in our consolidated financial position and our future cash requirements. At September 30, 2011, our cash and cash equivalents totaled $1.123 billion, compared to $173 million as of December 31, 2010. The $950 million year to date increase in cash reflects $557 million in net proceeds from the September 21, 2011 issuance of debt securities of our indirect wholly owned subsidiary, Qwest Corporation ("QC"), the proceeds from which were used in October 2011 to call $550 million aggregate principal amount of QC's $1.500 billion notes due 2012.

        As of September 30, 2011, we had negative working capital of $929 million, reflecting current liabilities of $4.737 billion in excess of current assets of $3.808 billion, compared to positive working capital of $132 million as of December 31, 2010. The unfavorable change in our working capital position is primarily due to our consolidation of Qwest's working capital accounts as well as approximately $1.034 billion in current maturities of long-term debt, offset in part by the increase in cash and cash equivalents noted above. We anticipate that our existing cash balances and net cash provided by operating activities, which were significantly enhanced by our acquisition of Qwest, will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw from time to time on our $1.700 billion credit facility (the "Credit Facility") (discussed further below) as a source of liquidity if and when necessary.

        The following table summarizes our consolidated cash flows (which include cash flows from Savvis and Qwest after their acquisition dates) for the nine months ended September 30, 2011 and 2010:

	Nine months ended September 30,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$3,473	1,481	1,992
Net cash used in investing activities	(2,749)	(598)	2,151
Net cash provided by (used in) financing activities	241	(802)	1,043

        Net cash provided by operating activities is largely attributable to the acquisition of Qwest, which contributed net cash provided by operating activities of $1.544 billion. The increase is also partially due to a $200 million reduction in pension contributions during the nine months ended September 30, 2011 compared to the amounts for the comparable period of 2010. Our consolidated financial statements in Item 1 of Part I in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities included payments for property, plant and equipment and capitalized software of $1.511 billion in 2011, including $795 million for Qwest and Savvis' post-acquisition capital expenditures, compared to $600 million in 2010. In addition, we paid $1.671 billion, net of $94 million cash received, for the acquisition of Savvis on July 15, 2011. Cash used in investing activities was partially offset by cash acquired through the acquisition of Qwest of $419 million, net of $5 million cash paid, as of April 1, 2011.

        Net cash used in financing activities decreased primarily due to us receiving $3.159 billion in net proceeds from the issuance of debt in the current year-to-date period, while we did not have any long-term borrowings in the comparable 2010 period. These cash inflows were partially offset by payments to reduce debt totaling $1.807 billion, consisting primarily of (i) $546 million in payments to retire debt assumed by us in the Savvis acquisition, (ii) $877 million to retire Qwest notes and (iii) $365 million to retire indebtedness under our Credit Facility (described further below). We paid dividends of $1.105 billion and $658 million for the nine months ended September 30, 2011 and 2010. Although our quarterly dividend per common share was unchanged, our dividend payments increased by $447 million as a result of the issuance of 308 million common shares in connection with our acquisition of Qwest and Savvis as well as the issuance of shares under our incentive compensation and other programs. We currently expect to continue our current annual dividend of $2.90 per share, subject to our board's discretion.

Debt and Other Financing Arrangements

        We have available a four-year $1.700 billion revolving Credit Facility, which expires in January 2015. Up to $400 million of the Credit Facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under the Credit Facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings are effectively limited to the lesser of $1.500 billion or the total amount available under the Credit Facility. At September 30, 2011, we had no borrowings and an immaterial amount of letters of credit outstanding under the Credit Facility.

        The Credit Facility has 21 lenders, with commitments ranging from $2.5 million to $135 million. Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, ("QC"), must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4:1 and 2.85:1, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally provides restrictions if we pledge assets or permit liens on our property, and requires that any advances under the Credit Facility must also be secured equally and ratably. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility), is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 12—Commitments and Contingencies, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        At September 30, 2011, our long-term debt (including current maturities) totaled $22.176 billion, compared to $7.328 billion outstanding at December 31, 2010. Substantially all of the $14.848 billion increase in our debt is attributable to the acquisition of Qwest on April 1, 2011 and our recent borrowings to fund the acquisition of Savvis and the retirement of its credit facility in July 2011 and to affect the October 2011 debt redemptions described below. Qwest's pre-existing debt obligations consisted primarily of debt securities issued by Qwest Communications International Inc. and two of its subsidiaries while Savvis' remaining debt obligations consist primarily of capital leases, all of which are now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from incurring additional debt, making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.

        In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The amount by which the fair value of Qwest's debt securities exceeds their stated principal balances on the acquisition date of $693 million and is being recognized as a reduction to interest expense over the remaining terms of the debt.

        At the close of the Qwest and Savvis acquisitions, we also recorded capital leases and certain other obligations of Qwest and Savvis at their estimated fair value estimates and as of September 30, 2011, these obligations had a carrying value of $675 million.

        On September 21, 2011, QC issued 7.5% Notes due 2051 in the aggregate principal amount of $575 million in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. On October 4, 2011, QC issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. QC used the net proceeds from these offerings and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.000 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of $1.959 billion in exchange for the Senior Notes. We used the net proceeds along with available cash to fund the cash portion of our acquisition of Savvis and repay Savvis' credit facility debt (see Note 2—Acquisitions). In April 2011, we received commitment letters from two banks to provide up to $2.000 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes resulting in $16 million in transaction expenses recognized in other income (expense), net.

        On June 8, 2011, QC issued $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $643 million. QC used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011, and to pay related fees and expenses.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility ("LC Facility"), which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At September 30, 2011, our outstanding letters of credit totaled $129 million.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts and other, net) as of September 30, 2011 were as follows:

(Dollars in millions)
Remainder of 2011 (classified as current)*	$610
Year ending December 31,
2012 (including $424 classified as current)	$462
2013	$1,691
2014	$2,041
2015	$1,381
Thereafter	$15,626

*
includes $573 million aggregate principal amount of our 8.875% Senior Notes due 2012, which were redeemed in October 2011.

        Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. This includes issuing debt securities of CenturyLink or through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by the three major credit rating agencies, among other factors. Following our announcement in April 2011 of our agreement to purchase Savvis, one of these agencies revised its previous outlook on its rating of us from stable to negative. This negative outlook could result in a ratings downgrade if we are unable to reduce our "debt leverage ratio," while maintaining "free cash flow" (each as defined by the ratings agency) over the 12 to 18 months following the negative outlook announcement.

        Between the date of this report and the end of 2012, we currently expect to reduce our consolidated debt levels by $800 million to $1.300 billion, based on current circumstances and market conditions.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash generated by operating activities and regulatory considerations. We estimate our total 2011 capital expenditures will be $2.350 billion to $2.500 billion, of which $1.511 billion was spent during the first nine months of the year. We estimate our total 2012 capital expenditures to be approximately $3 billion.

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In 2011, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will increase. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Pension Funding

        Our pension cash funding requirements can be significantly impacted by earnings on investments, discount rates, changes in plan benefits and funding laws and regulations. As a result, it is difficult to determine future funding requirements with a high level of precision; however, based on current laws and circumstances, we believe we are required to make contributions totaling approximately $500 million to our pension plans in 2012. We likely will make additional voluntary contributions to these plans in early 2012. The aggregate amount of the voluntary contributions will depend in part on the market returns on plan assets experienced over the remainder of 2011, but are estimated to be in excess of $100 million based on September 30, 2011 valuations. Due to the significant declines in investment values during the third quarter of 2011, we currently expect that plan contributions in 2013 and beyond will be similar to the 2012 required expected contribution amounts. However, the actual amount of required contributions to the plans in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in the benefits and funding laws and regulations.

Other Matters

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not engage in hedging, research and development services, or other relationships that expose us to any significant liabilities that are not reflected on the face of our consolidated balance sheets. There were no substantial changes to our off-balance sheet arrangements or contractual commitments in the nine months ended September 30, 2011, except for certain matters related to our acquisitions of Savvis and Qwest discussed below, when compared to the disclosures provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

        We also are involved in various legal proceedings that could have a material effect on our financial position. See Note 12—Commitment and Contingencies for the current status of such legal proceedings, including matters involving Qwest.

Certain Matters Related to Acquisitions

        As a result of the Qwest acquisition, we are subject to material obligations under Qwest's existing defined benefit pension and other postretirement benefit plans. Based on a valuation analysis as of the April 1, 2011 acquisition date, we recognized liabilities for the accounting unfunded status of pension and other postretirement benefit obligations of $490 million and $2.522 billion, respectively. See Note 5—Employee Benefits for additional information about Qwest's pension and other postretirement benefit arrangements.

        Certain of Qwest's postretirement health care and life insurance benefits plans are unfunded. A trust holds assets that are used to help cover the health care costs of certain retirees. As of April 1, 2011 the fair value of the trust assets was $762 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered postretirement health care costs for approximately five years. Thereafter, covered benefits will be paid either directly by us or from the trust as the remaining assets become liquid. This projected five year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

        Savvis and Qwest lease property under various noncancelable, long-term operating leases and have certain other long-term purchase commitments that are not reflected on our balance sheet. The aggregate annual amount of these commitments ranges from $200 million to $315 million during the five-year period from 2012 to 2016.

        In recent years, Qwest made some payments for income taxes; however, in most jurisdictions where Qwest was subject to income tax, those taxes were largely offset through the utilization of significant net operating loss carryforwards, or NOLs. As of September 30, 2011, Qwest had federal NOLs of approximately $5.9 billion. Our acquisition of Qwest caused an "ownership change" within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these NOLs as an offset against future taxable income of the CenturyLink consolidated group by 2015, although the timing of that use will depend upon the consolidated group's future earnings and future tax circumstances. As a result, we cannot assure you that we will be able to use the NOLs in accordance with our expectations.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations and have estimated our market risk using sensitivity analysis. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates; however, at September 30, 2011 we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        As of September 30, 2011, we have approximately $21.501 billion (excluding capital lease and other obligations with a carrying amount of $675 million) of long-term debt outstanding, 96% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We had $750 million floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $8 million.

        With our acquisition of Savvis in July of this year, we have become exposed to the risk of fluctuations in the foreign currencies its international operations are denominated in, primarily the Euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Singapore Dollar. As a consolidated entity, the percentage of revenue generated and costs incurred that are denominated in these currencies is immaterial. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar with all other variables held constant. The aggregate potential change in the fair value of assets resulting from a hypothetical 10% change was $19 million as of September 30, 2011.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed as of September 30, 2011.

Other Information

        Our website is www.centurylink.com. We routinely post important investor information in the "Investor Relations" section of our website at ir.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this report. You may obtain free electronic copies of the reports that CenturyLink, QCII and QC make with the Securities and Exchange Commission in the "Investor Relations" section of our website under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

        In addition to historical information, this MD&A includes certain forward-looking statements that are based on current expectations only, and are subject to a number of risks, uncertainties and assumptions, many of which are beyond our control. Actual events and results may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Factors that could affect actual results include but are not limited to: the timing, success and overall effects of competition from a wide variety of competitive providers; the risks inherent in rapid technological change; the effects of ongoing changes in the regulation of the communications industry (including those arising out of the FCC's proposed rules regarding intercarrier compensation and the USF, among other things); our ability to effectively adjust to changes in the communications industry and changes in the composition of our markets and product mix caused by our recent acquisitions of Savvis, Qwest and Embarq; our ability to successfully integrate the operations of Savvis, Qwest and Embarq into our operations, including the possibility that the anticipated benefits from these acquisitions cannot be fully realized in a timely manner or at all, or that integrating the acquired operations will be more difficult, disruptive or costly than anticipated; our ability to use NOLs of Qwest in projected amounts; the effects of changes in our assignment of the Savvis or Qwest purchase price to identifiable assets or liabilities after the date hereof; our ability to effectively manage our expansion opportunities, including retaining and hiring key personnel; possible changes in the demand for, or pricing of, our products and services; our ability to successfully introduce new product or service offerings on a timely and cost-effective basis; our continued access to credit markets on favorable terms; our ability to collect our receivables from financially troubled communications companies; any adverse developments in legal proceedings involving us; our ability to pay a $2.90 per common share dividend annually, which may be affected by changes in our cash requirements, capital spending plans, cash flows or financial position; unanticipated increases or other changes in our future cash requirements, whether caused by unanticipated increases in capital expenditures, increases in pension funding requirements or otherwise; our ability to successfully negotiate collective bargaining agreements on reasonable terms without work stoppages; the effects of adverse weather; other risks referenced from time to time in this report or other of our filings with the SEC; and the effects of more general factors such as changes in interest rates, in tax rates, in accounting policies or practices, in operating, medical, pension or administrative costs, in general market, labor or economic conditions, or in legislation, regulation or public policy. These and other uncertainties related to our business, our July 2011 acquisition of Savvis, our April 2011 acquisition of Qwest and our July 2009 acquisition of Embarq are described in greater detail in Item 1A of our Form 10-K for the year ended December 31, 2010, as updated and supplemented by our subsequent SEC reports, including this report. You should be aware that new factors may emerge from time to time and it is not possible for us to identify all such factors nor can we predict the impact of each such factor on the business or the extent to which any one or more factors may cause actual results to differ from those reflected in any forward-looking statements. You are further cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to update any of our forward-looking statements for any reason.

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") as of September 30, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        We completed our acquisitions of Savvis on July 15, 2011, and Qwest on April 1, 2011. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. Except for this extension, we did not make any changes to our internal control over financial reporting in the third quarter of 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

CenturyLink, Inc.

Item 1.    Legal Proceedings.

        The information contained in Note 12—Commitments and Contingencies included in Part I, Item 1, of this report is incorporated herein by reference.

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

        We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of Qwest's business, operations, networks, systems, technologies, policies and procedures of Qwest with ours. There are a large number of systems that need to be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Moreover, we commenced some of these integration initiatives before we completed a similar integration of our business with the business of Embarq, which we acquired in 2009, and will continue these integration initiatives while we undertake integrating our business with that of Savvis, which we acquired on July 15, 2011. This could cause our integration initiatives to be delayed or rendered more costly or disruptive than would otherwise be the case. Due to these factors, we expect the transaction and integration expenses associated with the Qwest acquisition to exceed in the near term our anticipated post-acquisition integration savings resulting from the elimination of duplicative expenses and the realization of economies of scale, many of which cannot be attained until several months or years after the acquisition. These acquisition-related expenses continue to reduce our earnings. These charges have been, and are expected to continue to be, significant, although the aggregate amount and timing of these charges are still uncertain.

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

        Our Board of Directors has approved "CenturyLink" as the name and brand for the combined company. As a result, we have incurred, and expect to continue to incur, substantial capital and other costs in rebranding the CenturyLink name in those markets that previously used the Qwest name. We cannot assure you that the CenturyLink name will be well received in those markets. The failure of any of these initiatives could adversely affect our ability to attract and retain customers, resulting in reduced revenues.

         Any adverse outcome of the KPNQwest litigation or other material litigation of Qwest or CenturyLink could have a material adverse impact on our financial condition and operating results.

        As described in Note 12—Commitments and Contingencies to our consolidated financial statements in Item 1 of Part I of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, an adverse outcome in one of the two pending matters could have a negative impact on the other. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

        There are other material proceedings pending against us, as described in Note 12—Commitments and Contingencies. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

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

        As of September 30, 2011, we had approximately $5.8 billion of federal net operating losses, or NOLs, of which Qwest had approximately $5.9 billion, prior to current year utilization by us. These NOLs can be used to offset our future taxable income. The Qwest acquisition caused an "ownership change" for Qwest companies under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use Qwest's NOLs. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income by 2015, although the timing of that use will depend upon our future earnings and future tax circumstances.

         Our final determinations of the acquisition date fair market of Qwest's assets and liabilities may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

        We have recognized the assets and liabilities of Qwest based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have completed neither our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair market value of Qwest's assets acquired and liabilities assumed, nor the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final fair market valuation analysis. We expect to complete our final fair value determinations relating to Qwest's assets and liabilities no later than the first quarter of 2012. We are also conducting a similar analysis relating to Savvis' assets and liabilities, and we expect to complete those determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

Risk Relating to our Acquisition of Savvis

         We may not be able to realize the anticipated benefits of the acquisition, which will expose us to other transaction risk.

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

         As a result of the Savvis acquisition, CenturyLink may be unable to retain key employees.

        Our success will depend in part upon our ability to retain key CenturyLink and Savvis employees. Key employees may depart because of a variety of reasons relating to the merger. If CenturyLink and Savvis are unable to retain personnel, including Savvis' key management, technical and sales personnel, who are critical to the successful integration and future operations of the combined company, CenturyLink could face disruptions in its operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the merger.

         Our acquisitions have increased our exposure to the risks of fluctuations in energy costs, power outages and limited availability of electrical resources.

        Through the acquisitions of Qwest and Savvis, we have added a significant number of data center facilities, which are susceptible to regional costs and supply of power and electrical power outages. We attempt to limit exposure to system downtime by using backup generators and power supplies. However, we may not be able to limit our exposure entirely even with these protections in place. In addition, our energy costs can fluctuate significantly or increase for a variety of reasons, including changes in legislation and regulation. As energy costs increase, we may not always be able to pass on the increased costs of energy to our clients, which could harm our business. Power and cooling requirements at our data centers are also increasing as a result of the increasing power demands of today's servers. Since we rely on third parties to provide our data centers with power sufficient to meet our clients' power needs, our data centers could have a limited or inadequate amount of electrical resources. Our clients' demand for power may also exceed the power capacity in older data centers, which may limit our ability to fully utilize these data centers. This could adversely affect our relationships with our clients and hinder our ability to run our data centers, which could harm our business.

         Our inability to renew data center leases, or renew on favorable terms, could have a negative impact on our financial results.

        A significant majority of the data centers we acquired in the Qwest and Savvis acquisitions are leased and have lease terms that expire between 2011 and 2031. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these options however, if renewed, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Additionally, the terms of a renewal may cause different accounting treatment for a lease, which could cause changes to our total debt position and have an adverse impact on our reported financial position. Also, it is possible that a landlord may insist on other financially unfavorable renewal terms or, where no further option to renew exists, elect not to renew all together.

         Our acquisition of Savvis has increased our exposure to the risks of operating internationally.

        Prior to acquiring Qwest on April 1, 2011, substantially all of our operations were historically conducted within the continental United States. Although Qwest has historically conducted operations overseas, the acquisition of Savvis has increased the importance of international operations to our future operations, growth and prospects.

        As a result of our recent acquisitions, our non-domestic operations are subject to varying degrees of regulation in each of the foreign jurisdictions in which we provide services. Local laws and regulations, and their interpretation and enforcement, differ significantly among those jurisdictions, and can change significantly over time. Future regulatory, judicial and legislative changes or interpretations may have a material adverse effect on our ability to deliver services within various foreign jurisdictions. Many of these foreign laws and regulations relating to communications services are more restrictive than U.S. laws and regulations, particularly those relating to content distributed over the Internet. For example, the European Union has enacted a data retention system that, once implemented by individual member states, will involve requirements to retain certain Internet protocol, or IP, data that could have an impact on our operations in Europe. Moreover, national regulatory frameworks that are consistent with the policies and requirements of the World Trade Organization have only recently been, or are still being, enacted in many countries. Accordingly, many countries are still in the early stages of providing for and adapting to a liberalized telecommunications market. As a result, in these markets we may encounter more protracted and difficult procedures to obtain licenses necessary to provide the full set of products we offer.

        In addition to these international regulatory risks, some of the other risks inherent in conducting business internationally include:

  •
  tax, licensing, currency, political or other business restrictions or requirements;

  •
  import and export restrictions;

  •
  longer payment cycles and problems collecting accounts receivable;

  •
  additional U.S. and other regulation of non-domestic operations, including regulation under the Foreign Corrupt Practices Act, or FCPA, as well as other anti-corruption laws;

  •
  fluctuations in currency exchange rates;

  •
  the ability to secure and maintain the necessary physical and telecommunications infrastructure; and

  •
  challenges in staffing and managing foreign operations.

        Any one or more of these factors could adversely affect our international operations.

        Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, or prospects.

         We cannot assure you whether, when or in what amounts we will be able to use Savvis' net operating losses.

        As of September 30, 2011, we had approximately $5.8 billion of federal NOLs, of which Savvis had approximately $220 million, prior to current year utilization by us. These NOLs can be used to offset our future taxable income. The Savvis acquisition caused an "ownership change" for Savvis companies under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use Savvis' NOLs. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income by 2015, although the timing of that use will depend upon our future earnings and future tax circumstances.

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

         Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is often difficult for us to predict the impact of general economic conditions on our business, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to decline. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, as discussed below unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

         We plan to access the public debt markets, and cannot assure you that these markets will remain free of disruptions.

        We have a significant amount of indebtedness that we intend to refinance over the next couple of years, principally we hope through the issuance of debt securities of CenturyLink, QC or both. Our ability to arrange additional financing will depend on, among other factors, our financial position, performance, and credit ratings, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, we cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce our debt obligations.

         We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

        We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from state to state. The state legislatures and state utility commissions in our local service areas have adopted reduced or modified forms of regulation for retail services. These changes also generally allow more flexibility for rate changes and for new product introduction, and they enhance our ability to respond to competition. Despite these regulatory changes, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which could expose us to unanticipated price declines. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

        On October 27, 2011, the FCC issued an order initiating a reform and modernization of its rules governing the rates that carriers submit to each other for originating, carrying and terminating traffic, known as intercarrier compensation, and the fund that the FCC has established to subsidize service to high-cost areas, known as universal service. These changes are intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster ubiquitous broadband coverage. The rules are also intended to address intercarrier compensation issues arising from the delivery of traffic destined for entities that offer conference and chat line services for free (known in the industry as "access stimulation," or "traffic pumping"), and of traffic bound for Internet service providers that cross local exchange boundaries (known as "VNXX traffic"). This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation costs are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line costs paid by end user customers are gradually increased. Much of the detail regarding the implementation of these regulatory changes is yet to be determined in upcoming FCC proceedings. Once the FCC concludes these proceedings, we will be better positioned to quantify the financial impacts of the new rules. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds. However, neither the outcome of the federal or state proceedings, nor their potential impact on us, can be predicted at this time.

        All of our operations are also subject to a variety of environmental, safety, health and other governmental regulations. We monitor our compliance with federal, state and local regulations governing the management, discharge and disposal of hazardous and environmentally sensitive materials. Although we believe that we are in compliance with these regulations, our management, discharge or disposal of hazardous and environmentally sensitive materials might expose us to claims or actions that could have a material adverse effect on our business, financial condition and operating results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

        The following table contains information about shares of our common stock that we withheld from employees to satisfy tax obligations related to stock-based awards during the third quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
July 2011	218	$39.29	N/A	N/A
August 2011	2,452	$33.65	N/A	N/A
September 2011	2,379	$33.12	N/A	N/A

Total	5,049

N/A—not applicable

Item 6.    Exhibits

        Exhibits identified in parentheses below are on file with the SEC and are incorporated herein by reference. All other exhibits are provided as part of this electronic submission.

Exhibit Number	Description

(4.1)	Eighth Supplemental Indenture, dated September 21, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed September 20, 2011, File No. 1-03040).

(4.2)	Ninth Supplemental Indenture, dated October 4, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on October 4, 2011, File No. 1-03040).

10.1	Amended and Restated Employment, Confidentiality, Severance and Non-Competition Agreement, dated as of September 2, 2011, by and among James E. Ousley, Savvis, Inc., all its subsidiaries, and CenturyLink, Inc.*

(10.2)	SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-29375) , as amended by Amendment No. 1 (incorporated by reference to SAVVIS, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-29375), Amendment No. 2 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 15, 2007, File No. 0-29375), Amendment No. 3 (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 0-29375), Amendment No. 4 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 22, 2009, File No. 0-29375) and Amendment No. 5 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 22, 2009, File No. 0-29375).*

(10.3)	Form agreements under Amended and Restated 2003 Incentive Compensation Plan applicable to awards held by James E. Ousley: Form of Non-Qualified Stock Option Agreement (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-29375); and Form of Stock Unit Agreement (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on August 23, 2005, File No. 0-29375).*

(10.4)	Form of Indemnification Agreement between SAVVIS, Inc. and James E. Ousley (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the Quarterly Report on Form 10-Q of CenturyLink, Inc. for the quarter ended September 30, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

( )	Previously filed.
*	Executive Compensation Plans and Arrangements

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: November 7, 2011	By:	/s/ David D. Cole David D. Cole Senior Vice President, Controller and Operations Support (Chief Accounting Officer and Duly Authorized Officer)