Form 10-K
period 2011-12-31
CENTURYLINK, INC
filed 2012-02-28
CIK 18926

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

Commission File No. 001-7784

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On February 21, 2012, 619,614,139 shares of common stock were outstanding. The aggregate market value of the voting stock held by non-affiliates as of June 30, 2011 was $24.2 billion.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be furnished in connection with the 2012 annual meeting of shareholders are incorporated by reference in Part III of this Annual Report.

Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us," and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011, Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011 and Embarq Corporation and its consolidated subsidiaries (referred to as "Embarq") for periods on or after July 1, 2009.

 PART I

ITEM 1.    BUSINESS

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        Based on total access lines at December 31, 2011, we were the third largest telecommunications company in the United States. We operate almost 75% of our total access lines in portions of Colorado, Washington, Arizona, Minnesota, Florida, North Carolina, Oregon, Iowa, Utah, New Mexico, Missouri and Nevada. We also provide local service in portions of Idaho, Ohio, Wisconsin, Virginia, Texas, Pennsylvania, Montana, Alabama, Nebraska, Indiana, Arkansas, Tennessee, Wyoming, New Jersey, North Dakota, South Dakota, Kansas, Michigan, Louisiana, South Carolina, Illinois, Georgia, Mississippi, Oklahoma and California. In the portion of these 37 states where we have access lines, which we refer to as our local service area, we are the incumbent local telephone company. We also operate 68 data centers throughout North America, South America, Europe and Asia.

        We were incorporated under the laws of the State of Louisiana in 1968. Our principal executive offices are located at 100 CenturyLink Drive, Monroe, Louisiana 71203 and our telephone number is (318) 388-9000.

        For a discussion of certain risks applicable to our business, financial condition and results of operations, see "Risk Factors" in Item 1A of this report. The summary financial information in this section should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and international markets. We believe this acquisition enhances our ability to be an information technology partner with our existing business customers and strengthens our opportunities to attract new business customers in the future. Each share of Savvis common stock outstanding immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. The aggregate consideration of $2.382 billion consisted of:

  •
  cash payments of $1.732 billion;

  •
  the 14.313 million shares of CenturyLink common stock issued to consummate the acquisition,

  •
  the closing stock price of CenturyLink common stock at July 14, 2011 of $38.54; and

  •
  the estimated net value of the pre-combination portion of certain share-based compensation awards assumed by CenturyLink of $98 million, of which $33 million was paid in cash.

        Upon completing the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction expenses totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from the June 2011 issuance of senior notes with an aggregate principal amount of $2 billion.

Acquisition of Qwest

        On April 1, 2011, we acquired all of the outstanding common stock of Qwest Communications International Inc. ("Qwest"), a provider of data, Internet, video and voice services nationwide and globally. As of the acquisition date, Qwest served approximately 9.0 million access lines and approximately 3.0 million broadband subscribers across 14 states. Each share of Qwest common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration was $12.273 billion based on:

  •
  the 294 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at March 31, 2011 of $41.55;

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in the number of issued shares specified above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        We assumed approximately $12.7 billion of long-term debt in connection with our acquisition of Qwest.

Acquisition of Embarq

        On July 1, 2009, we acquired all of the outstanding common stock of Embarq Corporation ("Embarq"), a provider of data, Internet, video and voice services. As of the acquisition date, Embarq served approximately 5.4 million access lines and approximately 1.5 million broadband subscribers across 18 states. Each share of Embarq common stock outstanding immediately prior to the acquisition converted into the right to receive 1.37 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration of $6.070 billion was based on:

  •
  the 196 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at June 30, 2009 of $30.70; and

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $50 million (excluding the value of restricted stock included in the number of issued shares specified above).

        We assumed approximately $4.9 billion of long-term debt in connection with our acquisition of Embarq.

        In connection with the Embarq acquisition, we amended our charter to eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share.

Effect of Recent Acquisitions

        Our acquisitions since 2009 resulted in several important changes to our operations, including:

  •
  providing services to an expanded number of densely-populated markets, which tend to afford consumers access to a greater range of competitive communications products than less dense markets;

  •
  reducing the percentage of our total revenue derived from governmental support programs, which typically focus on disbursing payments to companies operating in less densely-populated areas;

  •
  expanding and reconfiguring our operating regions to incorporate the Embarq and Qwest service areas in order to provide day-to-day decision making at the regional level as opposed to the more centralized structures formerly used by Embarq and Qwest; and

  •
  offering certain services, such as cloud computing, that CenturyLink did not historically provide.

Other Acquisitions

        On April 30, 2007, we acquired all of the outstanding stock of Madison River Communications Corp. ("Madison River") for approximately $322 million in cash. In connection with the acquisition, we also paid approximately $522 million to retire all pre-existing Madison River debt and accrued interest. At the time of this acquisition, Madison River operated approximately 164,000 predominantly rural access lines in four states.

        In June 2005, we acquired fiber assets in 16 metropolitan markets from KMC Telecom Holdings, Inc. for approximately $76 million in cash, which has enabled us to offer broadband and competitive local exchange services to customers in these markets. During 2008, we sold the assets in six of these markets in two separate transactions.

        We regularly evaluate the possibility of acquiring additional assets in exchange for cash, securities or other properties, and at any given time may be engaged in discussions or negotiations regarding additional acquisitions. We generally do not announce our acquisitions or dispositions until we have entered into a preliminary or definitive agreement.

References to Acquired Businesses

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition (including Embarq's business) as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively.

Financial and Operational Highlights

        The following table summarizes the results of our consolidated operations. Our operating results include operations of Savvis for periods after July 15, 2011, Qwest for periods after April 1, 2011 and Embarq for periods after July 1, 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Operating revenues	$15,351	7,042	4,974
Operating expenses	13,326	4,982	3,741

Operating income	$2,025	2,060	1,233

Net income	$573	948	647

	December 31,
	2011	2010
	(Dollars in millions)
Balance sheet data:
Total assets	$56,139	22,038
Total long-term debt(1)	21,836	7,328
Total stockholders' equity	20,827	9,647

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        The following table presents some of our operational metrics:

	December 31,
	2011	2010	2009
	(in thousands)
Operational metrics:
Total broadband subscribers	5,554	2,349	2,186
Total access lines(1)	14,584	6,489	7,025

(1)
Access lines are telephone lines reaching from the customers' premises to a connection with the public switched telephone network, or PSTN.

        Substantially all of our revenues are from customers located in the United States, and substantially all of our long-lived assets are located in the United States.

Operations

Segments

        For several years prior to 2011, we reported our operations as a single segment. However, after our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we have reorganized our business into the following operating segments:

  •
  Regional markets.  Consists generally of providing strategic and legacy products and services to residential consumers, small to medium-sized businesses and regional enterprise customers. Our strategic products and services offered to these customers include our private line, broadband, Multi-Protocol Label Switching ("MPLS"), hosting, video and wireless services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business markets.  Consists generally of providing strategic and legacy products and services to enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale markets.  Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use of our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services; and

  •
  Savvis operations.  Consists generally of the entire centrally-managed operations of our Savvis subsidiaries, which provides hosting and network services primarily to business customers. Some of these services are the same as those provided through our business markets segment. In the future, we may reclassify the revenues and expenses associated with those business markets services as part of our Savvis operations segment. However, until we are able to further integrate Legacy Savvis, we will continue to classify those services as part of the business markets segment.

        The following table shows the composition of our revenues by segment. Due to system limitations, we have determined that it is impracticable to restate 2009's reportable segments, as for several years prior to 2011 we reported our operations as a single segment. For additional information on our segment data, see Item 8 "Notes to Consolidated Financial Statements" of this report.

	Years Ended December 31,
	2011	2010	Change
	(Dollars in millions)
Percentage of revenue:
Regional markets	51%	66%	(15%	)
Business markets	19%	4%	15%
Wholesale markets	21%	22%	(1%	)
Savvis operations	3%	—	3%
Other operating revenues	6%	8%	(2%	)

Total	100%	100%

        Although we now report financial information separately for each of our segments, our segment information does not include total assets and capital expenditures, which we manage on a centralized basis and are only reviewed by our chief operating decision maker ("CODM") on a consolidated basis. As we continue to integrate our recent acquisitions, we may make further changes to our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented.

Products and Services

        Our products and services include a variety of voice, broadband, data, information technology ("IT"), video and other communications services. In 2011, we expanded our IT services to include cloud hosting, managed hosting, colocation and network services. Through our strategic partnership with DIRECTV, we offer satellite digital television to customers in our local service area. We also offer wireless services to customers through our strategic partnership with Verizon Wireless.

        We offer our customers the ability to bundle together several products and services. For example, we offer integrated and unlimited local and long-distance services. Our customers can also bundle two or more services such as broadband, video (including DIRECTV), voice and Verizon Wireless services. We believe our customers value the convenience of and price discounts associated with receiving multiple services through a single company.

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our network serves approximately 14.6 million access lines and forms a portion of the public switched telephone network, or PSTN.

        Described below are our key products and services.

  Strategic Services

        Our customers use our strategic services to access the Internet, connect to private networks and transmit data. We also provide value-added services and integrated solutions that make communications more secure, reliable and efficient for our customers. We focus our marketing and sales efforts on these services:

  •
  Private line.  Private line is a direct circuit or channel specifically dedicated for the purpose of directly connecting two or more sites. Private line offers a high-speed, secure solution for frequent transmission of large amounts of data between sites. We also provide private line services to wireless service providers that use our fiber to the tower services, commonly referred to as wireless backhaul, to support their next generation wireless networks.

  •
  Broadband.  Our broadband services allow customers to connect to the Internet through their existing telephone lines and fiber-optic cables at high speeds. Substantially all of our broadband subscribers are located within our local service area.

  •
  MPLS.  Multi-Protocol Label Switching is standards-approved data networking technology, compatible with existing asynchronous transfer mode, or ATM, and frame relay networks we provide to support real-time voice and video. This technology allows network operators flexibility to divert and route traffic around link failures, congestion and bottlenecks.

  •
  Hosting.  Hosting includes providing space, power, bandwidth and managed services in our data centers. We also offer a variety of server and application management services, including cloud, back-up, disaster recovery and professional web design.

  •
  Video.  Our video services include our facilities-based video, marketed as CenturyLink™ Prism™, which is an advanced entertainment service option that allows our customers to watch hundreds of channels and record up to four shows on one home digital video recorder. We also offer satellite digital television under an arrangement with DIRECTV that allows us to market, sell and bill for its services under its brand name.

  •
  VoIP.  Voice over Internet Protocol, or VoIP, is a real-time, two-way voice communication service (similar to our traditional voice services) that originates over a broadband connection and often terminates on the PSTN.

  •
  Wireless services.  Our wireless services are offered under an agency arrangement with Verizon Wireless that allows us to market, sell and bill for its services under its brand name, primarily to customers who buy these services as part of a bundle with one or more of our other products and services. This arrangement allows us to sell the full complement of Verizon Wireless services. Our current arrangement with Verizon Wireless has a five-year term ending in 2015 and is terminable by either party thereafter.

  Legacy Services

        Our legacy services represent our traditional phone services, which include the following:

  •
  Local.  We offer local calling services for our regional and business markets customers within our local service area, generally for a fixed monthly charge. These services include a number of enhanced calling features and other services, such as call forwarding, caller identification, conference calling, voicemail, selective call ringing, call waiting and maintenance services, for which we generally charge an additional monthly fee. We also generate revenues from non-recurring services, such as inside wire installation, service activation and reactivation.

  For our wholesale customers, local calling services include primarily resale and UNEs, which allow our wholesale customers to use our network or a combination of our network and their own networks to provide voice and data services to their customers. It also includes network transport, billing services and access to our network by other telecommunications providers and wireless carriers. Local calling services provided to our wholesale customers allow other telecommunications companies the ability to originate or terminate telecommunications services on our network;

  •
  Long-distance.  We offer our residential and business customers domestic and international long-distance services and toll free services. Our international long-distance services include voice calls that either terminate or originate with our customers in the United States; and

  •
  Switched access services.  We sell various forms of switched access services to wireline and wireless service providers for the use of our facilities to originate and terminate their interstate and intrastate voice transmissions.

  Data Integration

        Data integration involves the sale of telecommunications equipment located on customers' premises and related professional services. These services include network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our governmental and other business customers.

  Other Revenues

        We also generate other operating revenues from Universal Service Fund ("USF") revenues and surcharges and the leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally manage this revenue, and consequently it is not assigned to any of our three categories described above. The majority of our real estate properties are located in our local service area.

  Additional Information

        During 2008, we paid an aggregate of approximately $149 million for 69 licenses in the FCC's auction of 700 megahertz wireless spectrum. We are continuing to evaluate our options associated with owning this spectrum.

        From time to time, we also make investments in other communications companies.

        For further information on regulatory, technological and competitive changes that could impact our revenues, see "Regulation" and "Competition" under this Item 1 below and "Risk Factors" under

Item 1A below. For more information on the financial contributions of our various services, see Item 7 of this annual report.

Importance, Duration and Effect of Patents, Trademarks and Copyrights

        Either directly or through our subsidiaries, we own several patents, tradenames, trademarks, copyrights and other intellectual property necessary to conduct our business, such as our CenturyLink™ and Prism™ brand names. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others.

Sales and Marketing

        We maintain local offices in most of the larger population centers within our local service area. These offices provide sales and customer support services in the community. We also rely on our call center personnel to promote sales of services that meet the needs of our customers. Our strategy is to enhance our communications services by offering a comprehensive bundle of services and deploying new technologies to build upon our reputation and to further enhance customer loyalty.

        We conduct most of our operations under the brand name "CenturyLink." Our satellite television service is offered on a co-branded basis under the "DIRECTV" name. Our switched digital television service offering is branded under the name "Prism™." The wireless service that we offer under our agency agreement with Verizon Wireless is marketed under the "Verizon Wireless" brand name. Currently, all IT and other services furnished through our Savvis operations are marketed under the "Savvis" brand name.

        Our approach to our residential customers emphasizes customer-oriented sales, marketing and service with a local presence. We market our products and services primarily through direct sales representatives, inbound call centers, local retail stores, telemarketing and third parties. We support our distribution with direct mail, bill inserts, newspaper advertising, website promotions, public relations activities and sponsorship of community events.

        Our approach to our business customers includes a commitment to deliver communications solutions that meet existing and future business needs through bundles of services and integrated service offerings. Our focus is to be a comprehensive customer communications solution for small businesses to large enterprises.

        Our approach to our wholesale customers includes a commitment to deliver communications solutions that meet existing and future national telecommunications providers' needs through bandwidth growth and quality of services.

        Our Savvis operations utilize a solution-based selling approach. By working directly with potential and existing clients, we are able to understand our clients' IT infrastructure and long-term goals. We also market through indirect channels, including collaborations with existing clients and technology providers, telecommunications companies and system integrators.

Network Architecture

        Most of our products and services are provided using our telecommunications network, which consists of voice and data switches, copper cables, fiber-optic cables and other equipment. Our local exchange carrier networks also include central offices and remote sites, all with advanced digital switches and operating with licensed software. Our fiber-optic cable is the primary transport technology between our central offices and interconnection points with other incumbent carriers. We also maintain separate networks in connection with providing fiber transport services.

        We continue to enhance and expand our network as broadband enabled technologies are being deployed to provide significant capacity to our customers. Rapid and significant changes in technology are expected to continue in the telecommunications industry. Our future success will depend, in part, on our ability to anticipate and adapt to technological changes.

Regulation

        We are subject to significant regulation by the Federal Communications Commission ("FCC"), which regulates interstate communications, and state utility commissions, which regulate intrastate communications in our local service area. These agencies issue rules to protect consumers and promote competition; they set the rates that telecommunication companies charge each other for exchanging traffic; and they have established funds (called universal service funds or USF) to support the provision of services to high-cost areas. In most states, local voice service, switched and special access services and interconnection services are subject to price regulation, although the extent of regulation varies by type of service and geographic region. In addition, we are required to maintain licenses with the FCC and with the utility commissions of most of the states in our local service area. Laws and regulations in many states restrict the manner in which a licensed entity can interact with affiliates, transfer assets, issue debt and engage in other business activities and many mergers and acquisitions require approval by the FCC and some state commissions.

        Historically, incumbent local exchange carriers, or ILECs, operated as regulated monopolies having the exclusive right and responsibility to provide local telephone services in their franchised service territories. As we discuss in greater detail below, passage of the Telecommunications Act of 1996, coupled with state legislative and regulatory initiatives and technological change, fundamentally altered the telephone industry by generally reducing the regulation of ILECs and creating a substantial increase in the number of competitors. We are considered an ILEC. The following description discusses some of the major industry regulations that affect our traditional telephone operations, but numerous other regulations not discussed below could also impact us. Some legislation and regulations are currently the subject of judicial proceedings, legislative hearings and administrative proceedings which could substantially change the manner in which the telecommunications industry operates and the amount of revenues we receive for our services. Neither the outcome of these proceedings, nor their potential impact on us, can be predicted at this time. The impact of regulatory changes in the telecommunications industry could have a substantial impact on our operations. For further information, see Item 1A of this annual report below.

State Regulation

        In recent years, most states have substantially reduced their regulation of ILECs. Nonetheless, state regulatory commissions generally continue to regulate local service rates, intrastate access charges, and in some cases service quality, as they continue to grant and revoke certifications authorizing companies to provide communications services. State commissions traditionally regulated pricing through "rate of return" regulation that focused on authorized levels of earnings by ILECs. Several states continue to regulate us in this manner. In most of our states, we are generally regulated under various forms of alternative regulation that typically limit our ability to increase rates for basic local voice service, but relieve us from the requirement to meet certain earnings tests. In a few states, we have recently gained pricing freedom for the majority of retail services except for the most basic of services, such as stand-alone basic residential voice service. In most of the states in which we operate, we have gained pricing flexibility for certain enhanced calling services, such as caller identification and for bundled services that also include local voice service. State commissions periodically conduct proceedings to review the rates that we charge other telecommunications providers for using our network or for reselling our service pursuant to the Telecommunications Act of 1996, and those proceedings can result in revenue reductions.

        We are currently responding to carrier complaints, legislation or generic investigations regarding our intrastate switched access charge rates in several of our states. In particular, certain long-distance providers have disputed existing intercarrier compensation rates payable to us and other ILECs with respect to VoIP traffic or refused to pay access charges, based on the contention that tariffed switched access charges should not apply to VoIP traffic. On October 27, 2011, the FCC adopted an order comprehensively reforming federal intercarrier compensation and universal service policies and rules, as discussed further below under the heading "Federal Regulation." Among other things, this order preempted state regulatory commissions' jurisdiction over all terminating access charges, however, intrastate access charges have historically been subject to exclusive state jurisdiction. Furthermore, the FCC decreed that on a prospective basis, intercarrier compensation rates for VoIP traffic are established at interstate access rates in the event intrastate switched access rates exceed interstate rates.

        The FCC order requires all terminating access rates including intrastate, interstate and reciprocal compensation rates to be reduced and unified over time. Excluding the rate implications contemplated on a prospective basis by the recent FCC order, we will continue to vigorously defend and seek to collect our intrastate switched access revenue subject to outstanding disputes. These historical disputes are primarily over access charge compensation for VoIP traffic terminating on the public switched telephone network. The outcomes of these disputes cannot be determined at this time. If we are required to reduce our intrastate switched access rates as a result of any of these disputes or state initiatives, we will seek to recover displaced switched access revenues from state universal service funds or other services. However, the amount of such recovery, particularly from residential customers, is not assured.

        Under state law, our telephone operating subsidiaries are typically governed by laws and regulations that (i) regulate the purchase and sale of ILECs, (ii) prescribe certain reporting requirements, (iii) require ILECs to provide service under publicly-filed tariffs setting forth the terms, conditions and prices of regulated services, (iv) limit ILECs' ability to borrow and establish asset liens (v) regulate transactions between ILECs and their affiliates, and (vi) impose various other service standards.

        As an ILEC, we generally face "carrier of last resort" obligations which include an ongoing requirement to provide service to all prospective and current customers in our service area who request service and are willing to pay rates prescribed in our tariffs. In competitively-bid situations, such as newly-constructed housing developments or multi-tenant dwellings, this may constitute a competitive disadvantage to us if competitors can choose to focus on low-risk profitable customers and withhold service from high-risk unprofitable customers. Strict adherence to carrier of last resort requirements may force us to construct facilities with a low likelihood of positive economic return. In certain cases, we seek to mitigate these risks by receiving regulatory approval to use less costly alternative technologies, such as fixed wireless, or by sharing network construction costs with our customers. In addition, a few of our states provide relief from these obligations under certain specific circumstances, and in certain areas our costs to build and maintain network infrastructure are partially offset by payments from universal service programs.

        We operate in states where traditional cost recovery mechanisms, including rate structures, are under evaluation or have been modified. There can be no assurance that these states will continue to provide for cost recovery at current levels.

Federal Regulation

        We are required to comply with the Communications Act of 1934, which requires us to offer services at just and reasonable rates and on non-discriminatory terms, as well as the Telecommunications Act of 1996, which amended the Communications Act of 1934 primarily to promote competition.

        The FCC regulates interstate services provided by us, including the special access charges we bill for wholesale network transmission and the interstate access charges that we bill to long-distance companies and other communications companies in connection with the origination and termination of interstate voice and data transmissions. Additionally, the FCC regulates a number of aspects of our business related to privacy, homeland security and network infrastructure, including access to and use of local telephone numbers. The FCC has responsibility for maintaining and administering the federal USF, which provides substantial support for maintaining networks in high-cost areas, as well as supporting service to low-income households, schools and libraries, and rural health care providers. Like other communications network operators, ILECs must obtain FCC approval to use certain radio frequencies, or to transfer control of any such licenses. The FCC retains the right to revoke these licenses if a carrier materially violates relevant legal requirements.

        We, like other large and mid-sized ILECs, operate under price-cap regulation of interstate access rates. Under price-cap regulation, limits imposed on a company's interstate rates are adjusted periodically to reflect inflation, productivity improvement and changes in certain non-controllable costs.

        Our operations and those of all telecommunications carriers also may be impacted by legislation and regulation imposing new or greater obligations on us. The most likely areas of impact include regulations or laws related to providing broadband service, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act, and laws governing local telephone number portability and customer proprietary network information requirements. These laws and regulations may cause us to incur additional costs and could impact our ability to compete effectively.

        From time-to-time, the FCC reviews the rates and terms under which ILECs provide special access services. If the FCC were to adopt significant changes in regulations affecting special access services, this could adversely impact our operations or financial results.

Universal Service Fund and Other Related Matters

        For decades, the FCC has regularly considered various intercarrier compensation reforms, generally with a goal to create a uniform mechanism to be used by the entire telecommunications industry for payments between carriers originating, terminating, or carrying telecommunications traffic. In connection therewith, the FCC has received intercarrier compensation proposals from several industry groups, and solicited public comments on a variety of topics related to access charges and intercarrier compensation. In early 2011, the FCC issued a notice of proposed rulemaking focused on modernizing its universal service policies and intercarrier compensation rules.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale segment, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013.

        On December 29, 2011, the CAF order went into effect. At the same time, numerous parties filed a Petition For Reconsideration ("PFR") with the FCC seeking numerous revisions to the order. In January 2012, we joined more than two dozen parties in appealing certain aspects of the order by filing a PFR that will be heard by the United States Tenth Circuit Court of Appeals. Future judicial challenges to the CAF order are possible, which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings on us at this time.

        The following table reflects the minute-driven components of our intercarrier compensation revenues for the year ended December 31, 2011:

	Originating Traffic		Terminating Traffic
	Minutes	Yield	Minutes	Yield
	(in thousands)		(in thousands)
Revenues:
Interstate switched access	11,397,310	$0.0041	12,960,384	$0.0057
Intrastate switched access	2,054,012	$0.0250	5,911,023	$0.0297
Local interconnection			14,911,205	$0.0070

        The American Recovery and Reinvestment Act of 2009 (the "Recovery Act") includes certain broadband initiatives that are intended to accelerate broadband deployment across the United States. The Recovery Act approved $7.2 billion in funding for broadband stimulus projects across the United States to be administered by two governmental agencies. The programs provide grants and loans to applicants for construction of certain broadband infrastructure, provision of certain broadband services, and support of certain broadband adoption initiatives. This program has attracted a wide range of applicants including states, municipalities, start-up companies and consortiums. The participation of other parties in these programs could increase competition in selected areas, which may increase our marketing costs and decrease our revenues in those areas. We cannot at this time estimate the impact these programs may have on our operations.

        On January 31, 2012 the FCC adopted an order modernizing the program that provides assistance to qualifying low-income individuals for local voice service. These changes also affect state-specific programs that provide assistance to qualifying individuals. The impact of these changes cannot be quantified at this time, but we may face increased administrative costs and audit requirements as a result of this FCC order and its implementation.

        For several years, Congress has passed bills granting successive short-term exemptions from a federal law that could otherwise delay or block funding of the USF's E-rate program, including a bill extending the exemption through December 31, 2012. Although we expect funding from this program to continue, we cannot assure you that the lack of a definitive resolution of this issue will not delay or impede the disbursement of funds in the future.

        We received approximately $510 million, $431 million and $385 million of revenue from federal and state universal service programs for the years ended December 31, 2011, 2010 and 2009 respectively. Such amounts represented approximately 3.3%, 6.1% and 7.7% of our 2011, 2010 and 2009 total operating revenues, respectively.

Competition

        We compete in a rapidly evolving and highly competitive market and we expect intense competition to continue. We compete with cable companies, wireless providers, and national telecommunications providers, such as AT&T, Inc. and Verizon Communications Inc. Technological

advances, regulatory and legislative changes have increased opportunities for alternative communications service providers, which in turn have increased competitive pressures on our business. These alternate providers often face fewer regulations and have lower cost structures than we do. In addition, the telecommunications industry has experienced substantial consolidation over the past decade and some of our competitors are generally larger, may have more financial and business resources and have broader service offerings than we currently do.

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

        Wireless telephone services increasingly constitute a significant source of competition with our ILEC services, especially since wireless carriers have begun to compete effectively on the basis of price with more traditional telephone services. As a result, some customers have chosen to completely forego use of traditional wireline phone service and instead rely solely on wireless service for voice services. We anticipate this trend will continue, particularly if wireless service providers continue to expand their coverage areas, reduce their rates, improve the quality of their services, and offer enhanced new services. Substantially all of our access line customers are currently capable of receiving wireless services from at least one competitive service provider. Technological and regulatory developments in wireless services, personal communications services, digital microwave, satellite, coaxial cable, fiber optics, local multipoint distribution services, WiFi, and other wired and wireless technologies are expected to further permit the development of alternatives to traditional landline services. Moreover, the growing prevalence of electronic mail, text messaging, social networking, and similar digital communications continues to reduce the demand for traditional landline voice services.

        The Telecommunications Act of 1996, which obligates ILECs to permit competitors to interconnect their facilities to the ILEC's network and to take various other steps that are designed to promote competition, imposes several duties on an ILEC if it receives a specific request from another entity which seeks to connect with or provide services using the ILEC's network. In addition, each ILEC is obligated to (i) negotiate interconnection agreements in good faith, (ii) provide nondiscriminatory "unbundled" access to all aspects of the ILEC's network, (iii) offer resale of its telecommunications services at wholesale rates and (iv) permit competitors, on terms and conditions (including rates) that are just, reasonable and nondiscriminatory, to collocate their physical plant on the ILEC's property, or provide virtual collocation if physical collocation is not practicable. Current FCC rules require ILECs to lease a network element only in those situations where competing carriers genuinely would be impaired without access to such network elements, and where the unbundling would not interfere with the development of facilities-based competition.

        As a result of these regulatory, consumer and technological developments, ILECs also face competition from competitive local exchange carriers, or CLECs, particularly in densely populated areas. CLECs provide competing services through reselling the ILECs' local services, through use of the ILECs' unbundled network elements or through their own facilities.

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

        In addition to facing direct competition from those providers described above, ILECs increasingly face competition from alternate communication systems constructed by long distance carriers, large customers or alternative access vendors. These systems are capable of originating or terminating calls without use of the ILECs' networks or switching services. Other potential sources of competition include non-carrier systems that are capable of bypassing ILECs' local networks, either partially or completely, through various means, including the provision of special access or independent switching services and the concentration of telecommunications traffic on a few of the ILECs' access lines. We anticipate that all these trends will continue and lead to decreased use of our networks.

        Below is more specific information on how these trends in competition have impacted our segments.

Regional Markets

  Strategic Services

        With respect to our strategic services, competition is based on price, bandwidth, service, promotions and bundled offerings. Wireless carriers' fourth generation, or 4G, services are allowing them to more directly compete with our strategic services. In reselling DIRECTV video services, we compete primarily with cable and other satellite companies as well as other sales agents and resellers. Many of our competitors for these strategic services are not subject to the same regulatory requirements as we are and therefore they are able to avoid significant regulatory costs and obligations.

        Our strategy is to focus on increasing the subscribers of our broadband services. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which a significant portion of consumers already have broadband services.

  Legacy Services

        Although our status as an ILEC continues to provide us some advantages in providing legacy services in our local service area, we increasingly face significant competition as an increasing number of consumers are willing to substitute cable, wireless and electronic communications for traditional voice telecommunications services. This has led to an increase in the number and type of competitors within our industry and a decrease in our market share. As a result of this product substitution, we face greater competition in providing local and long-distance services from wireless providers, resellers and sales agents (including ourselves) and from broadband service providers, including cable companies. We also continue to compete with traditional telecommunications providers, such as national carriers, smaller regional providers, CLECs and independent telephone companies.

        Our strategy to reduce access line loss is based primarily on our pricing, packaging of services and features, quality of service and meeting customer care needs. While bundle price discounts have resulted in lower average revenues for our individual services, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for prospective customers who want our broadband service in their bundle which further aids our ability to attract and retain customers and increase usage of our services.

Business Markets

  Strategic Services

        In connection with providing strategic services to our business customers, we compete primarily with cable companies, interexchange carriers and other broadband service providers. Competition is based on price, bandwidth, service, promotions and bundled offerings. In addition, our mix of total revenues derived from business customers continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services.

        Our strategy is based primarily on pricing, packaging of services and features, quality of service and meeting customer care needs. Although we are experiencing price compression on our strategic services, we expect overall revenues from these services to grow.

  Legacy Services

        In providing our legacy services to our business market customers, we face the same competitive pressures as we face in providing our strategic services, as discussed above.

  Data Integration

        In providing data integration to our customers, we compete primarily with large integrators, equipment providers and national telecommunication providers. Competition is based on package offerings and as such we focus on providing these customers individualized and customizable packages. Our strategy is to provide our data integration through packages that include other strategic and legacy services. As such, in providing data integration we often face many of the same competitive pressures as we face in providing strategic and legacy services, as discussed above.

Wholesale Markets

  Strategic Services

        In providing private line (including special access) services to our wholesale markets customers, we compete with large cable companies, as well as other regional and national carriers and other fiber providers and CLECs. Demand for our private line services continues to increase, despite our customers' optimization of their networks, industry consolidation and technological migration. While we expect that these factors will continue to impact our wholesale markets segment, we ultimately believe the growth in fiber-based special access provided to wireless carriers for backhaul will, over time, offset the decline in copper-based special access provided to wireless carriers as they migrate to Ethernet services, although the timing and magnitude of this technological migration is uncertain.

  Legacy Services

        The provision of our legacy services to other communications providers is highly competitive, and has been and will continue to be adversely affected by technological migration, industry consolidation and rate reductions. We face significant competition for access services from CLECs, cable companies, resellers and wireless service providers as well as some of our own wholesale markets customers, which are deploying their own networks to provide customers with local services. By doing so, these competitors reduce traffic on our network. In addition, our long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, and declining demand for traditional voice services.

Savvis Operations

        Our competitors for hosting, colocation and other IT services range from telecommunications companies, hardware manufacturers and system integrators that support the in-house IT operations for a business or offer outsourcing solutions. Due to the size and capacity of some of these companies, they may be able to offer more inexpensive solutions to our customers. To compete, we focus on providing complex, secure and performance-driven services to our business customers through our global infrastructure. Our services can be purchased individually or as part of a total outsourcing arrangement. Our keys to growth include targeting the right clients, offering targeted business solutions to solve specific client needs and delivering compelling and comprehensive technical capabilities.

        For our colocation services, we continue to see pricing pressures with respect to these services as low-cost wholesale colocation providers continue to enter our market, and we expect this trend to continue. Our Savvis network services continue to see pricing pressures on virtual private network and bandwidth services offset by increases in network services that support our colocation and managed hosting service offerings.

Environmental Compliance

        As discussed in greater detail in Item 3 of this report, several decades ago one of our subsidiaries acquired entities that may have owned or operated seven former "manufactured gas" plant sites that may require environmental remediation. From time to time we may incur other environmental compliance and remediation expenses, mainly resulting from the ownership of other prior industrial sites or the operation of vehicle fleets or power supplies for our communications equipment. Although we cannot assess with certainty the impact of any future compliance and remediation obligations, we do not believe that future environmental compliance and remediation expenditures will have a material adverse effect on our financial condition or results of operations.

Seasonality

        Overall, our business is not significantly impacted by seasonality. From time to time weather related problems have resulted in increased costs to repair our network and respond to service calls in some of our markets. The amount and timing of these costs are subject to the weather patterns of any given year, but have generally been highest during the third quarter and have been related to damage from severe storms, including hurricanes, tropical storms and tornadoes in our markets along the lower Atlantic and Gulf of Mexico coastlines.

Employees

        At December 31, 2011, we had approximately 49,000 employees, of which approximately 20,000 were members of either the International Brotherhood of Electrical Workers ("IBEW") or the Communications Workers of America ("CWA"). We believe that relations with our employees continue to be generally good.

        Approximately 15,000 of the union-represented employees are subject to collective bargaining agreements that expire throughout 2012. See the discussion of risks relating to our labor relations in "Risk Factors—Other Risks" in Item 1A of this report.

        Our headcount is significantly higher than previous years due to our acquisition of Qwest on April 1, 2011 and Savvis on July 15, 2011. We have partially offset these increases with reductions of our workforce primarily due to (i) integration efforts from our acquisitions of Qwest and Savvis; (ii) increased competitive pressures; and (iii) the loss of access lines over the last several years.

Website Access and Important Investor Information

        Our website is www.centurylink.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports in the "Investor Relations" section of our website (ir.centurylink.com) under the heading "SEC Filings." These reports are available on our website as soon as reasonably practicable after we electronically file them with the Securities and Exchange Commission, or SEC.

        We have adopted written codes of conduct that serve as the code of ethics applicable to our directors, officers and employees, including our principal executive officer and senior financial officers, in accordance with applicable laws and rules promulgated by the SEC and the New York Stock Exchange. In the event that we make any changes (other than by a technical, administrative or non-substantive amendment) to, or provide any waivers from, the provisions of our code of conduct applicable to our directors or executive officers, we intend to disclose these events on our website or in a report on Form 8-K filed with the SEC. These codes of conduct, as well as copies of our guidelines on significant governance issues and the charters of our audit committee, compensation committee, nominating and corporate governance committee and risk evaluation committee, are also available in the "Corporate Governance" section of our website at www.centurylink.com/Pages/AboutUs/Governance/ or in print to any shareholder who requests them by sending a written request to our Corporate Secretary at CenturyLink, Inc., 100 CenturyLink Drive, Monroe, Louisiana, 71203.

        Investors may also read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. For information on the operation of the Public Reference Room, you are encouraged to call the SEC at 1-800-SEC-0330. For all of our electronic filings, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

        In connection with filing this annual report, our chief executive officer and chief financial officer made the certifications regarding our financial disclosures required under the Sarbanes-Oxley Act of 2002, and the Act's related regulations. In addition, during 2011, our chief executive officer certified to the New York Stock Exchange that he was unaware of any violations by us of the New York Stock Exchange's corporate governance listing standards.

Special Note Regarding Forward-Looking Statements

        This report and other documents filed by us under the federal securities law include, and future oral or written statements or press releases by us and our management may include, forward-looking statements about our financial condition, operating results and business. These statements include, among others:

  •
  statements concerning the benefits that we expect will result from our business activities and certain transactions we have completed, such as increased revenue and decreased capital or operating expenditures;

  •
  statements about our anticipated future operating and financial performance, financial position and liquidity, tax position, contingent liabilities, growth opportunities and growth rates, acquisition and divestiture opportunities, business prospects, regulatory and competitive outlook, investment and expenditure plans, investment results, financing alternatives and sources and pricing plans; and

  •
  other similar statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts, many of which are highlighted by words such as "may," "would," "could," "should," "plan," "believes," "expects," "anticipates," "estimates," "projects," "intends," "likely," "seeks," "hopes," or variations or similar expressions.

        These forward-looking statements are based upon our judgment and assumptions as of the date such statements are made concerning future developments and events, many of which are outside of our control. These forward-looking statements, and the assumptions upon which they are based, are inherently speculative and are subject to uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Some of these uncertainties and risks are described in "Risk Factors" in Item 1A of this report.

        These risk factors should be considered in connection with any written or oral forward-looking statements that we or persons acting on our behalf may issue. Anticipated events may not occur and our actual results or performance may differ materially from those anticipated, estimated or projected if one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect. Additional risks that we currently deem immaterial or that are not presently known to us could also cause our actual results to differ materially from our expected results. Given these uncertainties, we caution investors not to unduly rely on our forward-looking statements. We undertake no obligation to update or revise any forward-looking statements for any reason, whether as a result of new information, future events or developments, changed circumstances, or otherwise. Further, the information about our intentions contained in this document is a statement of our intentions as of the date of this document and is based upon, among other things, the existing regulatory environment, industry conditions, market conditions and prices, the economy in general and our assumptions as of such date. We may change our intentions, at any time and without notice, based upon any changes in such factors, in our assumptions or otherwise.

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

        Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the communications industry are based on estimates made by us using data from industry sources, and on assumptions made by us based on our management's knowledge and experience in the markets in which we operate and the communications industry generally. You should be aware that we have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness. Our estimates and assumptions involve risks and uncertainties and are subject to change based on various factors, including those discussed in Item 1A of this report.

ITEM 1A.    RISK FACTORS

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

Risks Affecting Our Business

Increasing competition, including product substitution, continues to cause access line losses, which has adversely affected and could continue to adversely affect our operating results and financial condition.

        We compete in a rapidly evolving and highly competitive market, and we expect competition to continue to intensify. We are facing greater competition from cable companies, wireless providers, broadband companies, resellers and sales agents (including ourselves) and facilities-based providers using their own networks as well as those leasing parts of our network. In addition, regulatory developments over the past several years have generally increased competitive pressures on our business. Due to some of these and other factors, we continue to lose access lines.

        Some of our current and potential competitors (i) offer a more comprehensive range of communications products and services, (ii) have market presence, engineering and technical capabilities, and financial and other resources greater than ours, (iii) own larger and more diverse networks, (iv) conduct operations or raise capital at a lower cost than us, (v) are subject to less regulation, (vi) offer greater online content services or (vii) have substantially stronger brand names. Consequently, these competitors may be better equipped to charge lower prices for their products and services, to provide more attractive offerings, to develop and expand their communications and network infrastructures more quickly, to adapt more swiftly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the marketing and sale of their products and services.

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

        We are continually taking steps to respond to these competitive pressures, but these efforts may not be successful. Our operating results and financial condition would be adversely affected if these initiatives are unsuccessful or insufficient and if we otherwise are unable to sufficiently stem or offset our continuing access line losses and our revenue declines significantly without corresponding cost reductions. If this occurred, our ability to service debt and pay other obligations would also be adversely affected.

Our legacy services continue to generate declining revenues, and our efforts to offset these declines may not be successful.

        The telephone industry has experienced a decline in access lines and network access revenues, which, coupled with the other changes resulting from competitive, technological and regulatory developments, continue to place downward pressure on the revenues we generate from our legacy services.

        We have taken a variety of steps to counter these declines, including:

  •
  an increased focus on selling a broader range of strategic services, including broadband, satellite television provided by DIRECTV and wireless voice services provided by Verizon Wireless, as well as our own facilities-based digital video services;

  •
  greater use of service bundles; and

  •
  acquisitions to increase our scale and strengthen our product offerings, including new products and services provided by our Savvis operations.

        However, some of these strategic services generate lower profit margins than our traditional services, and some can be expected to experience slowing growth as increasing numbers of our existing or potential customers subscribe to these newer products. Moreover, we cannot assure you that the revenues generated from our new offerings will offset revenue losses associated from reduced sales of our legacy products, nor can we assure you that we will be able to continue to grow through acquisitions. In addition, our reliance on services provided by others could constrain our flexibility, as described further below.

Our future results will suffer if we do not effectively adjust to changes in our business, and will further suffer if we do not effectively manage our expanded operations.

        The above-described changes in our industry have placed a higher premium on marketing, technological, engineering and provisioning skills. Our recent acquisitions also significantly changed the composition of our markets and product mix. Our future success depends, in part, on our ability to retrain our staff to acquire or strengthen skills necessary to address these changes, and, where necessary, to attract and retain new personnel that possess these skills.

Unfavorable general economic conditions could negatively impact our operating results and financial condition.

        Unfavorable general economic conditions, including the unstable economy and the current credit market environment, could negatively affect our business. Worldwide economic growth has been sluggish since 2008, and many experts believe that a confluence of factors in the United States, Europe and developing countries may result in a prolonged period of economic downturn, slow growth or economic uncertainty. While it is difficult to predict the ultimate impact of these general economic conditions, these conditions could adversely affect the affordability of and consumer demand for some of our products and services and could cause customers to shift to lower priced products and services or to delay or forgo purchases of our products and services. One or more of these circumstances could cause our revenues to continue declining. Also, our customers may encounter financial hardships or may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. In addition, as discussed below, unstable economic and credit markets may preclude us from refinancing maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. For these reasons, among others, if the current economic conditions persist or decline, this could adversely affect our operating results and financial condition, as well as our ability to raise capital.

We may need to defend ourselves against claims that we infringe upon others' intellectual property rights, or may need to seek third-party licenses to expand our product offerings.

        From time to time, we receive notices from third parties or are named in lawsuits filed by third parties claiming we have infringed or are infringing upon their intellectual property rights. We may receive similar notices or be involved in similar lawsuits in the future. Responding to these claims may require us to expend significant time and money defending our use of affected technology, may require us to enter into licensing agreements requiring royalty payments that we would not otherwise have to pay or may require us to pay damages. If we are required to take one or more of these actions, our profit margins may decline. In addition, in responding to these claims, we may be required to stop selling or redesign one or more of our products or services, which could significantly and adversely affect the way we conduct business.

        Similarly, from time to time, we may need to obtain the right to use certain patents or other intellectual property from third parties to be able to offer new products and services. If we cannot license or otherwise obtain rights to use any required technology from a third party on reasonable terms, our ability to offer new products and services may be restricted, made more costly or delayed.

Our reseller and sales agency arrangements expose us to a number of risks, one or more of which may adversely affect our business and operating results.

        We rely on reseller and sales agency arrangements with other companies to provide some of the services that we sell to our customers, including video services and wireless products and services. If we fail to extend or renegotiate these arrangements as they expire from time to time or if these other companies fail to fulfill their contractual obligations to us or our customers, we may have difficulty finding alternative arrangements and our customers may experience disruptions to their services. In addition, as a reseller or sales agent, we do not control the availability, retail price, design, function, quality, reliability, customer service or branding of these products and services, nor do we directly control all of the marketing and promotion of these products and services. To the extent that these other companies make decisions that negatively impact our ability to market and sell their products and services, our business plans and goals and our reputation could be negatively impacted. If these reseller and sales agency arrangements are unsuccessful due to one or more of these risks, our business and operating results may be adversely affected.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

        To be successful, we will need to continue providing our customers with a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. We face an added risk of a security breach or other significant disruption of the IT infrastructure and related systems that we develop, install, operate and maintain for certain of our business and governmental customers. As a communications and IT company, we face a heightened risk of a security breach or disruption from unauthorized access to our and our customers' proprietary or classified information on our systems or the systems that we operate and maintain for certain of our customers.

        Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures.

        Additional risks to our network and infrastructure include:

  •
  power losses or physical damage, whether caused by fire, adverse weather conditions, terrorism or otherwise;

  •
  capacity limitations;

  •
  software and hardware defects or malfunctions;

  •
  programming, processing and other human error; and

  •
  other disruptions that are beyond our control.

        Network disruptions, security breaches and other significant failures of the above-described systems could:

  •
  disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers;

  •
  result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers,

    including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

  •
  require significant management attention or financial resources to remedy the damages that result or to change our systems;

  •
  subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies, particularly with respect to service standards set by state regulatory commissions; or

  •
  result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation.

        Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

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

Rapid changes in technology and markets could require substantial expenditure of financial and other resources in excess of contemplated levels, and any inability to respond to those changes could reduce our market share and adversely affect our operating results and financial condition.

        The communications industry is experiencing significant technological changes, many of which are reducing demand for our traditional voice services or are enabling our current customers to reduce or bypass use of our networks. Technological change could also require us to expend capital or other resources in excess of currently contemplated levels, or to forego the development or provision of products or services that others can provide more efficiently. If we are not able to develop new products and services to keep pace with technological advances, or if those products and services are not widely accepted by customers, our ability to compete could be adversely affected and our market share could decline. Any inability to keep up with changes in technology and markets could also adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

Consolidation among other participants in the telecommunications industry may allow our competitors to compete more effectively against us, which could adversely affect our operating results and financial condition.

        The telecommunications industry has experienced substantial consolidation over the last decade, and some of our competitors have combined with other telecommunications providers, resulting in competitors that are larger, have more financial and business resources, and have broader service offerings. Further consolidation could increase competitive pressures, and could adversely affect our operating results and financial condition, as well as our ability to service debt and pay other obligations.

We have a significant amount of goodwill and other intangible assets on our balance sheet. If our goodwill or other intangible assets become impaired, we may be required to record a significant charge to earnings and reduce our stockholders' equity.

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

  •
  our desire to maintain or improve the credit ratings on our debt;

  •
  the amount of dividends that we may distribute to our shareholders is subject to restrictions under Louisiana law and is limited by restricted payment and leverage covenants in our credit facilities and, potentially, the terms of any future indebtedness that we may incur; and

  •
  the amount of dividends that our subsidiaries may distribute to us is subject to restrictions imposed by state law, restrictions that have been or may be imposed by state regulators in connection with obtaining necessary approvals for our recent acquisitions, and restrictions imposed by the terms of credit facilities applicable to certain subsidiaries and, potentially, the terms of any future indebtedness that these subsidiaries may incur.

        Our Board of Directors is free to change or suspend our dividend practices at any time. Our common shareholders should be aware that they have no contractual or other legal right to dividends.

Our current dividend practices could limit our ability to pursue growth opportunities.

        The current practice of our Board of Directors to pay an annual $2.90 per common share dividend reflects an intention to distribute to our shareholders a substantial portion of our cash flow. As a result, we may not retain a sufficient amount of cash to finance a material expansion of our business in the future. In addition, our ability to pursue any material expansion of our business, through acquisitions or increased capital spending will depend more than it otherwise would on our ability to obtain third party financing. We cannot assure you that such financing will be available to us at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all.

We rely on a limited number of key suppliers, vendors, landlords and other third parties to operate our business.

        We depend on a limited number of suppliers and vendors for equipment and services relating to our network infrastructure. Our local exchange carrier networks consist of central office and remote sites, all with advanced digital switches. If any of these suppliers experience interruptions or other problems delivering or servicing these network components on a timely basis, our operations could suffer significantly. To the extent that proprietary technology of a supplier is an integral component of our network, we may have limited flexibility to purchase key network components from alternative suppliers. Similarly, our data center operations are materially reliant on leasing space from landlords and power services from utility companies, and being able to renew these arrangements from time to time on favorable terms. In addition, we rely on a limited number of software vendors to support our business management systems. In the event it becomes necessary to seek alternative suppliers and vendors, we may be unable to obtain satisfactory replacement supplies, services, space or utilities on economically attractive terms, on a timely basis, or at all, which could increase costs or cause disruptions in our services.

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

        In addition, we rely on rights-of-way, colocation agreements and other authorizations granted by governmental bodies and other third parties to locate our cable, conduit and other network equipment on their respective properties. If any of these authorizations terminate or lapse, our operations could be adversely affected.

We depend on key members of our senior management team.

        Our success depends largely on the skills, experience and performance of a limited number of senior officers. Competition for senior management in our industry is intense and we may have difficulty retaining our current senior officers or attracting new ones in the event of terminations or resignations. For a discussion of similar retention concerns relating to our recent mergers, please see the risks described below under the heading "Risks Relating to Our Recent Acquisitions."

As a holding company, we rely on payments from our operating companies to meet our obligations.

        As a holding company, substantially all of our income and operating cash flow is dependent upon the earnings of our subsidiaries and their distribution of those earnings to us in the form of dividends, loans or other payments. As a result, we rely upon our subsidiaries to generate the funds necessary to meet our obligations, including the payment of amounts owed under our long-term debt. Our subsidiaries are separate and distinct legal entities and have no obligation to pay any amounts owed by us or, subject to exceptions for tax-sharing purposes, to make any funds available to us to repay our obligations, whether by dividends, loans or other payments. Certain of our subsidiaries may be restricted under loan agreements or regulatory orders from transferring funds to us, including certain restrictions on the amount of dividends that may be paid to us. Moreover, our rights to receive assets of any subsidiary upon its liquidation or reorganization will be effectively subordinated to the claims of creditors of that subsidiary, including trade creditors. The notes to our consolidated financial statements included in this report describe these matters in additional detail.

Risks Relating to our Recent Acquisitions

We expect to incur substantial expenses related to the integration of Qwest and Savvis.

        We have incurred, and expect to continue to incur, substantial expenses in connection with the integration of Qwest's and Savvis' business, operations, networks, systems, technologies, policies and procedures with our own. There are a large number of systems that need to be integrated, including billing, management information, purchasing, accounting and finance, sales, payroll and benefits, fixed asset, lease administration and regulatory compliance. While we have assumed that a certain level of transaction and integration expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Moreover, we commenced some of these integration initiatives before we completed our integration of Embarq, which we acquired in 2009. This has delayed some of our pending integration initiatives, and increased their cost and complexity. Due to these factors, we expect the integration expenses associated with our acquisitions to exceed in the near term our anticipated post-acquisition integration savings resulting from the elimination of duplicative expenses and the realization of economies of scale, many of which cannot be attained until several years after the acquisition. These acquisition-related expenses continue to reduce our earnings. These charges have been, and are expected to continue to be, significant, although the aggregate amount and timing of these charges are still uncertain.

We may be unable to integrate successfully the Legacy CenturyLink, Qwest and Savvis businesses and realize the anticipated benefits of the acquisitions.

        The Qwest and Savvis acquisitions involved the combination of companies which previously operated as independent public companies. We have devoted, and will continue to devote, significant management attention and resources to integrating the business practices and operations of Legacy CenturyLink, Qwest and Savvis. We may encounter difficulties in the integration process, including the following:

  •
  the inability to successfully combine our businesses in a manner that permits the combined company to achieve the cost savings and operating synergies anticipated to result from the acquisitions, either due to technological challenges, personnel shortages, strikes or otherwise, any of which would result in the anticipated benefits of the acquisitions not being realized partly or wholly in the time frame currently anticipated or at all;

  •
  lost sales as a result of customers of any of the three companies deciding not to do business with the combined company;

  •
  the complexities associated with managing the combined businesses out of several different locations and integrating personnel from the three companies, while at the same time attempting to provide consistent, high quality products and services under a unified culture;

  •
  the additional complexities of combining companies with different histories, regulatory restrictions, product markets and customer bases, and initiating this process before we had fully completed the integration of our operations with those of Embarq;

  •
  the failure to retain key employees, some of whom could be critical to integrating the companies;

  •
  potential unknown liabilities and unforeseen increased expenses or regulatory conditions associated with the acquisitions; and

  •
  performance shortfalls at one or all of the companies as a result of the diversion of management's attention caused by integrating the companies' operations.

        For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our products, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of our recent acquisitions, or could otherwise adversely affect our business and financial results.

Our final determinations of the acquisition date fair value of the assets and liabilities acquired from Qwest and Savvis may be significantly different from our current estimates, which could have a material adverse effect on our operating results.

        We have recognized the assets and liabilities of Qwest and Savvis based on our preliminary estimates of their respective acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of the assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. As such, all information presented in this report is preliminary and subject to revision pending the final valuation analysis. We expect to complete our final fair value determinations no later than the first quarter of 2012 for Qwest and the second quarter of 2012 for Savvis. Our final fair value determinations may be significantly different than those reflected in this report, which could have a material adverse effect on our operating results.

The Qwest and Embarq acquisitions changed the profile of our local exchange markets to include more large urban areas, with which we have limited operating experience.

        Prior to the Embarq acquisition, we provided local exchange telephone services to predominantly rural areas and small to mid-size cities. Embarq's local exchange markets included Las Vegas, Nevada and suburbs of Orlando and several other large U.S. cities, and we have operated these more dense markets only since mid-2009. Qwest's markets included Phoenix, Arizona, Denver, Colorado, Minneapolis—St. Paul, Minnesota, Seattle, Washington, Salt Lake City, Utah, and Portland, Oregon. Compared to our legacy markets, these urban markets, on average, are substantially denser and have experienced greater access line losses in recent years. While we believe our strategies and operating models developed serving rural and smaller markets can successfully be applied to larger markets, we cannot assure you of this. Our business, financial performance and prospects could be harmed if our current strategies or operating models cannot be successfully applied to larger markets, or are required to be changed or abandoned to adjust to differences in these larger markets.

We cannot assure you whether, when or in what amounts we will be able to use Qwest's and Savvis' net operating losses.

        At December 31, 2011, we had approximately $6.2 billion of federal net operating losses, or NOLs, of which, approximately $5.6 billion and $212 million relate to pre-acquisition losses of Qwest and Savvis, respectively. These NOLs can be used to offset our future federal and certain taxable income.

        The acquisition of Qwest and Savvis caused an "ownership change" under federal tax laws relating to the use of NOLs. As a result, these laws could limit our ability to use their NOLs and certain other deferred tax attributes. Further limitations could apply if we are deemed to undergo an ownership change in the future. Despite this, we expect to use substantially all of these NOLs and certain other deferred tax attributes as an offset to our federal future taxable income by 2015, although the timing of that use will depend upon the consolidated group's future earnings and future tax circumstances.

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

        A significant majority of the data centers we acquired in the Qwest and Savvis acquisitions are leased and have lease terms that expire between 2012 and 2031. The majority of these leases provide us with the opportunity to renew the lease at our option for periods generally ranging from five to ten years. Many of these renewal options, however, provide that rent for the renewal period will be equal to the fair market rental rate at the time of renewal. If the fair market rental rates are significantly higher than our current rental rates, we may be unable to offset these costs by charging more for our services, which could have a negative impact on our financial results. Also, it is possible that a landlord may insist on other financially unfavorable renewal terms or, where no further option to renew exists, elect not to renew altogether.

Our acquisitions of Qwest and Savvis has increased our exposure to the risks of operating internationally.

        Prior to acquiring Qwest on April 1, 2011, substantially all of our operations were historically conducted within the continental United States. Although Qwest has historically conducted some operations overseas, the acquisition of Savvis has increased the importance of international operations to our future operations, growth and prospects.

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

        Moreover, in order to effectively compete in certain foreign jurisdictions, it is frequently necessary or required to establish joint ventures, strategic alliances or marketing arrangements with local operators, partners or agents. Reliance on local operators, partners or agents could expose us to the risk of being unable to control the scope or quality of our overseas services or products, or being held liable under the FCPA or other anti-corruption laws for actions taken by our strategic or local partners or agents even though these partners or agents may not themselves be subject to the FCPA or other applicable anti-corruption laws. Any determination that we have violated the FCPA or other anti-corruption laws could have a material adverse effect on our business, results of operations, reputation or prospects.

Risks Relating to Legal and Regulatory Matters

Any adverse outcome of the KPNQwest litigation, or other material litigation of Qwest, Savvis or CenturyLink could have a material adverse impact on our financial condition and operating results, on the trading price of our securities and on our ability to access the capital markets.

        As described in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, the KPNQwest matters present material and significant risks to us. In the aggregate, the plaintiffs in the KPNQwest matters seek billions of euros (equating to billions of dollars) in damages. In addition, the outcome of one of the two pending matters could have a negative impact on the other. We continue to defend against these matters vigorously and are currently unable to provide any estimate as to the timing of their resolution.

        We can give no assurance as to the impacts on our financial results or financial condition that may ultimately result from these matters. The ultimate outcomes of these matters are still uncertain, and substantial settlements or judgments in these matters could have a significant impact on us. The magnitude of such settlements or judgments resulting from these matters could materially and adversely affect our financial condition and ability to meet our debt obligations, potentially impacting our credit ratings, our ability to access capital markets and our compliance with debt covenants. In addition, the magnitude of any such settlements or judgments may cause us to draw down significantly on our cash balances, which might force us to obtain additional financing or explore other methods to generate cash. Such methods could include issuing additional debt securities or selling assets.

        There are other material proceedings pending against us, as described in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report. Depending on their outcome, any of these matters could have a material adverse effect on our financial position or operating results. We can give you no assurances as to the impact of these matters on our operating results or financial condition.

We operate in a highly regulated industry and are therefore exposed to restrictions on our manner of doing business and a variety of claims relating to such regulation.

  General

        We are subject to significant regulation by the FCC, which regulates interstate communications, and state utility commissions, which regulate intrastate communications. Generally, we must obtain and maintain certificates of authority from the FCC and regulatory bodies in most states where we offer regulated services, and we are subject to numerous, and often quite detailed, requirements and interpretations under federal, state and local laws, rules and regulations. Accordingly, we cannot ensure that we are always considered to be in compliance with all these requirements at any single point in time. The agencies responsible for the enforcement of these laws, rules and regulations may initiate inquiries or actions based on customer complaints or on their own initiative.

        Regulation of the telecommunications industry is changing rapidly, and the regulatory environment varies substantially from jurisdiction to jurisdiction. Notwithstanding a recent movement towards alternative regulation, a substantial portion of our local voice services revenue remains subject to FCC and state utility commission pricing regulation, which periodically exposes us to pricing or earnings disputes and could expose us to unanticipated price declines. Interexchange carriers have filed complaints in various forums requesting reductions in our access rates. In addition, several long distance providers are disputing amounts owed to us for carrying VoIP traffic or traffic they claim is VoIP traffic and are refusing to pay such amounts. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on our operations, or that regulators or third parties will not raise material issues with regard to our compliance or noncompliance with applicable regulations.

  Risk associated with recent changes in federal regulation

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order ("CAF order") intended to reform the existing regulatory regime to recognize ongoing shifts to new technologies, including VoIP, and gradually re-direct universal service funding to foster nationwide broadband coverage. This initial ruling provides for a multi-year transition over the next decade as intercarrier compensation charges are reduced, universal service funding is explicitly targeted to broadband deployment, and subscriber line charges paid by end user customers are gradually increased. These changes will substantially increase the pace of reductions in the amount of switched access revenues we receive in our wholesale markets segment, while creating opportunities for increases in federal USF and retail revenue streams. The ultimate effect of this order on communications companies is largely dependent on future FCC proceedings designed to implement the order, the most significant of which are scheduled to be determined in 2012 and 2013. Several judicial challenges to the CAF order are pending and additional future challenges are possible, any of which could alter or delay the FCC's proposed changes. In addition, based on the outcome of the FCC proceedings, various state commissions may consider changes to their universal service funds or intrastate access rates. For these reasons, we cannot predict the ultimate impact of these proceedings at this time.

        Under other pending proceedings, the FCC may implement changes in the regulation or pricing of special access services, any of which could adversely affect our operations or financial results.

  Risks posed by costs of regulatory compliance

        Regulations continue to create significant compliance costs for us. Challenges to our tariffs by regulators or third parties or delays in obtaining certifications and regulatory approvals could cause us to incur substantial legal and administrative expenses, and, if successful, such challenges could adversely affect the rates that we are able to charge our customers. Our business also may be impacted by legislation and regulation imposing new or greater obligations related to regulations or laws related to broadband deployment, bolstering homeland security, increasing disaster recovery requirements, minimizing environmental impacts, enhancing privacy, or addressing other issues that impact our business, including the Communications Assistance for Law Enforcement Act (which requires communications carriers to ensure that their equipment, facilities, and services are able to facilitate authorized electronic surveillance), and laws governing local number portability and customer proprietary network information requirements. We expect our compliance costs to increase if future laws or regulations continue to increase our obligations to assist other governmental agencies.

  Risks posed by other regulations

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

        Beginning in 1996, Congress and the FCC have taken several steps that have resulted in increased competition among service providers. Many of the FCC's regulations remain subject to judicial review and additional rulemakings, thus making it difficult to predict what effect any changes in interpretation of the 1996 Act may ultimately have on us and our competitors. We could be adversely affected by programs or initiatives recently undertaken by Congress or the FCC, including (i) the federal broadband stimulus projects authorized by Congress in 2009; (ii) the FCC's 2010 National Broadband Plan; (iii) new "network neutrality" rules; (iv) the proposed broadband "Connect America" replacement support fund, and (v) the FCC's above-described October 27, 2011 order.

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

We are exposed to risks arising out of recent legislation affecting U.S. public companies.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, and related regulations implemented by the SEC, the New York Stock Exchange and the Public Company Accounting Oversight Board, are increasing legal and financial compliance costs and making some activities more time consuming. Any future failure to successfully or timely complete annual assessments of our internal controls required by Section 404 of the Sarbanes-Oxley Act could subject us to sanctions or investigation by regulatory authorities. Any such action could adversely affect our financial results or investors' confidence in us.

        For a more thorough discussion of the regulatory issues that may affect our business, see Item 1 of this report.

Risks Affecting our Liquidity

Our high debt levels pose risks to our viability and may make us more vulnerable to adverse economic and competitive conditions, as well as other adverse developments.

        We continue to carry significant debt. As of December 31, 2011, our consolidated debt was approximately $21.8 billion. Approximately $4.3 billion of our debt obligations comes due over the next three years. While we currently believe that we will have the financial resources to meet or refinance our obligations when they come due, we cannot fully anticipate our future condition or the condition of the credit markets or the economy generally. We may have unexpected expenses and liabilities, and we may have limited access to financing.

        We expect to periodically require financing to meet our debt obligations as they come due. Due to the unstable economy and the current credit market environment, we may not be able to refinance maturing debt at terms that are as favorable as those from which we previously benefited, at terms that are acceptable to us or at all. We may also need to obtain additional financing or investigate other methods to generate cash (such as further cost reductions or the sale of assets) if revenues and cash provided by operations decline, if economic conditions weaken, if competitive pressures increase, if we are required to contribute a material amount of cash to our collective pension plans, if we are required to begin to pay other post-retirement benefits significantly earlier than is anticipated, if we become subject to significant judgments or settlements in one or more of the matters discussed in Note 16—Commitments and Contingencies to our consolidated financial statements in Item 8 of this report, or if we engage in any acquisition or other initiatives that increase our cash requirements. We can give no assurance that this additional financing will be available on terms that are acceptable to us or at all. If we are able to obtain additional financing, our credit ratings could be adversely affected, which could further raise our borrowing costs and further limit our future access to capital and our ability to satisfy our debt obligations.

        Our significant levels of debt can adversely affect us in several other respects, including (i) exposing us to the risk of credit rating downgrades, which would raise our borrowing costs, (ii) hindering our ability to adjust to changing market, industry or economic conditions, (iii) limiting our ability to access the capital markets, (iv) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses, (v) making us more vulnerable to economic or industry downturns, including interest rate increases, and (vi) placing us at a competitive disadvantage compared to less leveraged competitors.

        Certain of our debt issues have cross payment default or cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. Any such event could adversely affect our ability to conduct business or access the capital markets and could adversely impact our credit ratings. See "Liquidity and Capital Resources" in Item 7 of this report for additional information about our credit facility.

        The degree to which we are leveraged may have other important limiting consequences, including the following:

  •
  placing us at a competitive disadvantage as compared with our less leveraged competitors;

  •
  making us more vulnerable to downturns in general economic conditions or in any of our businesses;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  •
  impairing our credit ratings or our ability to obtain additional financing in the future for working capital, capital expenditures or general corporate purposes.

We may be unable to significantly reduce the substantial capital requirements or operating expenses necessary to continue to operate our business, which may in turn affect our operating results.

        The industry in which we operate is capital intensive, and we anticipate that our capital requirements will continue to be significant in the coming years. Although we have reduced our operating expenses over the past few years, we may be unable to further significantly reduce these costs, even if revenues in some areas of our business are decreasing. While we believe that our planned level of capital expenditures will meet both our maintenance and our core growth requirements going forward, this may not be the case if circumstances underlying our expectations change.

Adverse changes in the value of assets or obligations associated with our pension and post-retirement benefit plans could negatively impact our liquidity.

        We maintain one or more qualified pension plans, non-qualified pension plans and post-retirement benefit plans, several of which are currently underfunded. The accounting unfunded status of our pension plans was $1.8 billion as of December 31, 2011. Adverse changes in interest rates or market conditions, among other assumptions and factors, could cause a significant increase in our benefit obligation or a significant decrease in the value of plan assets. These adverse changes could require us to contribute a material amount of cash to our pension plans or could accelerate the timing of required cash payments. During 2011, we contributed an aggregate of $587 million to our pension plans and we expect to make a contribution of less than $50 million in 2012. We currently expect that required and voluntary contributions for 2013 will be approximately $500 million, based on current laws and circumstances. The actual amounts of required contributions to our plans in 2013 and beyond are subject to several variables, many of which are beyond our control, including earnings on plan investments, discount rates, demographic experience, changes in plans benefits and changes in funding laws and regulations. Any future material cash contributions could have a negative impact on our liquidity by reducing our cash flows.

Our debt agreements and the debt agreements of our subsidiaries allow us to incur significantly more debt, which could exacerbate the other risks described in this report.

        The terms of our debt instruments and the debt instruments of our subsidiaries permit additional indebtedness. Additional debt may be necessary for many reasons, including to adequately respond to competition, to comply with regulatory requirements related to our service obligations, to fund capital requirements or to finance acquisitions. Incremental borrowings on terms that impose additional financial risks could exacerbate the other risks described in this report.

We plan to access the public debt markets, and we cannot assure you that these markets will remain free of disruptions.

        We have a significant amount of indebtedness that we intend to refinance over the next several years, principally we expect through the issuance of debt securities of CenturyLink, Qwest Corporation ("QC") or both. Our ability to arrange additional financing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. Prevailing market conditions could be adversely affected by the ongoing sovereign debt crises in Europe, the failure of the United States to reduce its deficit in amounts deemed to be sufficient, possible further downgrades in the credit ratings of the U.S. debt, contractions or limited growth in the economy or other similar adverse economic developments in the U.S. or abroad. As a result, we cannot assure you that we will be able to obtain additional financing on terms acceptable to us or at all. Any such failure to obtain additional financing could jeopardize our ability to repay, refinance or reduce debt obligations.

Other Risks

If conditions or assumptions differ from the judgments, assumptions or estimates used in our critical accounting policies, the accuracy of our financial statements and related disclosures could be affected.

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are described in Item 7 of this report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that are considered "critical" because they require judgments, assumptions and estimates that materially impact our consolidated financial statements and related disclosures. As a result, if future events or assumptions differ significantly from the judgments, assumptions and estimates in our critical accounting policies, these events or assumptions could have a material impact on our consolidated financial statements and related disclosures.

We face hurricane and other natural disaster risks, which can disrupt our operations and cause us to incur substantial additional capital costs.

        A substantial number of our access lines are located in Florida, Alabama, Louisiana, Texas, North Carolina, and South Carolina, and our operations there are subject to the risks associated with severe tropical storms, hurricanes and tornadoes, including downed telephone lines, power outages, damaged or destroyed property and equipment, and work interruptions. Although we maintain property and casualty insurance on our plant (excluding our outside plant) and may under certain circumstances be able to seek recovery of some additional costs through increased rates, only a portion of our additional costs directly related to such hurricanes and natural disasters have historically been recoverable. We cannot predict whether we will continue to be able to obtain insurance for hazard-related damages or, if obtainable and carried, whether this insurance will be adequate to cover our losses. In addition, we expect any insurance of this nature to be subject to substantial deductibles and to provide for premium adjustments based on claims. Any future hazard-related costs and work interruptions could adversely affect our operations and our financial condition.

We are subject to franchising requirements that could impede our expansion opportunities.

        We may be required to obtain from municipal authorities operating franchises to install or expand facilities. Some of these franchises may require us to pay franchise fees. These franchising requirements generally apply to our fiber transport and CLEC operations, and to our emerging switched digital television. These requirements could delay us in expanding our operations or increase the costs of providing these services.

Tax audits or changes in tax laws could adversely affect us.

        Like all large businesses, we are subject to frequent and regular audits by the Internal Revenue Service as well as state and local tax authorities. These audits could subject us to tax liabilities if adverse positions are taken by these tax authorities.

        We believe that we have adequately provided for tax contingencies. However, our tax audits and examinations may result in tax liabilities that differ materially from those that we have recorded in our consolidated financial statements. Because the ultimate outcomes of all of these matters are uncertain, we can give no assurance as to whether an adverse result from one or more of them will have a material effect on our financial results.

        The current maximum U.S. tax rate of 15% on qualified dividends is scheduled to rise to a maximum rate of 39.6% on January 1, 2013 if Congress does not otherwise act. An increase in the U.S.

tax rate on dividends could reduce demand for our stock, which could potentially depress its trading price.

Our agreements and organizational documents and applicable law could limit another party's ability to acquire us.

        A number of provisions in our agreements and organizational documents and various provisions of applicable law may delay, defer or prevent a future takeover of CenturyLink unless the takeover is approved by our Board of Directors. This could deprive our shareholders of any related takeover premium.

If we fail to extend or renegotiate our collective bargaining agreements with our labor unions as they expire from time to time, or if our unionized employees were to engage in a strike or other work stoppage, our business and operating results could be materially harmed.

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. From time to time, our labor agreements with these unions lapse, and we typically negotiate the terms of new agreements. Approximately 15,000 of our union-represented employees are subject to collective bargaining agreements that expire throughout 2012. We cannot predict the outcome of these negotiations. We may be unable to reach new agreements, and union employees may engage in strikes, work slowdowns or other labor actions, which could materially disrupt our ability to provide services and result in increased cost to us. In addition, new labor agreements may impose significant new costs on us, which could impair our financial condition or results of operations in the future. To the extent they contain benefit provisions, these agreements also limit our flexibility to change benefits in response to industry or competitive changes. In particular, the post-employment benefits provided under these agreements cause us to incur costs not faced by many of our competitors, which could ultimately hinder our competitive position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our property, plant and equipment consists principally of telephone lines, central office equipment, and land and buildings related to our telephone operations. The components of our gross property, plant and equipment consisted of the following:

	December 31,
	2011	2010
Land	2%	1%
Fiber, conduit and other outside plant(1)	42%	51%
Central office and other network electronics(2)	33%	33%
Support assets(3)	20%	13%
Construction in progress(4)	3%	2%

Gross property, plant and equipment	100%	100%

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We own substantially all of our telecommunications equipment required for our business. However, we lease certain facilities and equipment under various capital lease arrangements when the leasing arrangements are more favorable to us than purchasing the assets.

        We also own and lease administrative offices in major metropolitan locations both in the United States and internationally. Substantially all of our network electronics equipment is located in buildings or land that we own or lease within our local service area. Outside of our local service area, our assets are generally located on real property pursuant to an agreement with the property owner or another person with rights to the property. It is possible that we may lose our rights under one or more of these agreements, due to their termination or their expiration.

        Several putative class actions have been filed against us disputing our use of certain rights-of-way as described in "Legal Proceedings—Other Matters" in Item 3 of this report. If we lose any of these rights-of-way or are unable to renew them, we may find it necessary to move or replace the affected portions of our network. However, we do not expect any material adverse impacts as a result of the loss of any of these rights.

        With the acquisitions of Qwest in April 2011 and Savvis in July 2011, we expanded our property to include data center assets, and the related facilities and communications equipment. The facilities that house Savvis' warehouses, network equipment and data centers are leased.

        Some of the properties of our telephone subsidiaries are subject to mortgages securing the debt of such companies. Our net property, plant and equipment was $19.4 billion and $8.8 billion at December 31, 2011 and 2010, respectively.

ITEM 3.    LEGAL PROCEEDINGS

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. We currently expect Sprint Nextel to file an appeal of this decision. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. We have not deferred revenue related to these matters as an adverse outcome is not probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,800 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. We have not accrued a liability for these matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability.

        Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced "manufactured gas" under a process widely used through the mid-1900s. Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993. None of these plant sites are currently owned or operated by either Sprint, Nextel, Embarq or their subsidiaries. On three sites, Embarq and the current landowners are working with the Environmental Protection Agency ("EPA") pursuant to administrative consent orders. Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites. Based upon current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Litigation Matters Relating to Qwest

        The terms and conditions of applicable bylaws, certificates or articles of incorporation, agreements or applicable law may obligate Qwest to indemnify its former directors, officers or employees with respect to certain of the matters described below and Qwest has been advancing legal fees and costs to certain former directors, officers or employees in connection with certain matters described below.

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.2 billion (or approximately $5.4 billion based on the exchange rate on December 31, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $284 million based on the exchange rate on December 31, 2011).

        We have not accrued a liability for the above matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

Other Matters

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

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange ("NYSE") and the Berlin Stock Exchange and is traded under the symbol CTL and CYT, respectively. The following table sets forth the high and low reported sales prices on the NYSE along with the quarterly dividends, for each of the quarters indicated.

	Sales prices
			Dividend per common share
	High	Low
2011
First quarter	$46.78	39.45	.725
Second quarter	43.49	38.66	.725
Third quarter	41.32	31.75	.725
Fourth quarter	38.01	31.16	.725
2010
First quarter	$37.00	32.98	.725
Second quarter(1)	36.73	14.16	.725
Third quarter	40.00	32.92	.725
Fourth quarter	46.87	39.18	.725

(1)
During the widely-publicized temporary market disruption that occurred on the afternoon of May 6, 2010, our common stock momentarily traded as low as $14.16 in markets other than the NYSE. The opening and closing prices of our common stock on May 6, 2010, were $34.48 and $33.52, respectively.

        Common stock dividends during 2011 and 2010 were paid each quarter.

        As described in greater detail in Item 1A of this Annual Report on Form 10-K, the declaration and payment of dividends is at the discretion of our Board of Directors, and will depend upon our financial results, cash requirements, future prospects and other factors deemed relevant by our Board of Directors.

        At February 21, 2012, there were approximately 175,000 stockholders of record although there were significantly more beneficial holders of our common stock. At February 21, 2012, the closing stock price of our common stock was $39.43.

Issuer Purchases of Equity Securities

        The following table contains information about shares of our common stock that we withheld from employees to satisfy tax obligations related to the vesting of stock-based awards during the fourth quarter of 2011:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
Period
October 2011	13,923	$34.40	N/A	N/A
November 2011	2,225	37.29	N/A	N/A
December 2011	308	36.68	N/A	N/A

Total	16,456

N/A—not applicable

ITEM 6.    SELECTED FINANCIAL DATA

        The following table of selected consolidated financial data should be read in conjunction with and are qualified by reference to the consolidated financial statements and notes thereto in Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

        The table of selected financial data shown below is derived from our audited consolidated financial statements. These historical results are not necessarily indicative of results that you can expect for any future period.

        The results of operations include Savvis for periods after July 15, 2011, Qwest for periods after April 1, 2011 and Embarq for periods after July 1, 2009.

        Selected financial information from the consolidated statements of operations data is as follows:

	Years Ended December 31,(1)
	2011	2010	2009	2008	2007
	(Dollars in millions, except per share amounts and shares in thousands)
Operating revenues	$15,351	7,042	4,974	2,600	2,656
Operating expenses	$13,326	4,982	3,741	1,878	1,863
Operating income	$2,025	2,060	1,233	721	793
Income before income tax expense	$948	1,531	813	561	620
Net income	$573	948	647	366	418
Basic earnings per common share	$1.07	3.13	3.23	3.53	3.79
Diluted earnings per common share	$1.07	3.13	3.23	3.52	3.71
Dividends declared per common share	$2.90	2.90	2.80	2.1675	.26
Weighted average basic common shares outstanding	532,780	300,619	198,813	102,268	109,360
Weighted average diluted common shares outstanding	534,121	301,297	199,057	102,560	112,787

(1)
See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations" in Item 7 of this report for a discussion of unusual items affecting the results as of the years ended December 31, 2011, 2010 and 2009.

        Selected financial information from the consolidated balance sheets is as follows:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Net property, plant and equipment	$19,436	8,754	9,097	2,896	3,108
Goodwill	$21,724	10,261	10,252	4,016	4,011
Total assets	$56,139	22,038	22,563	8,254	8,185
Total long-term debt(1)	$21,836	7,328	7,754	3,315	3,014
Total stockholders' equity	$20,827	9,647	9,467	3,168	3,416

(1)
Total long-term debt is the sum of current maturities of long-term debt and long-term debt on our consolidated balance sheets. For total obligations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Future Contractual Obligations" in Item 7 of this report.

        Selected financial information from the consolidated statements of cash flows is as follows:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in millions)
Net cash provided by operating activities	$4,201	2,045	1,574	853	1,030
Net cash used in investing activities	(3,647)	(859)	(679)	(389)	(619)
Net cash used in financing activities	(577)	(1,175)	(976)	(255)	(402)
Payments for property, plant and equipment and capitalized software	(2,411)	(864)	(755)	(287)	(326)

        The following table presents certain selected consolidated operating data as of the following dates:

	December 31,
	2011(1)	2010	2009(2)	2008	2007
	(in thousands)
Broadband subscribers	5,554	2,349	2,186	626	541
Access lines	14,584	6,489	7,025	2,025	2,152

(1)
In connection with our Qwest acquisition on April 1, 2011, we acquired approximately 9.0 million telephone access lines and approximately 3.0 million broadband subscribers.

(2)
In connection with our Embarq acquisition on July 1, 2009, we acquired approximately 5.4 million telephone access lines and approximately 1.5 million broadband subscribers.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        All references to "Notes" in this Item 7 refer to the Notes to Consolidated Financial Statements included in Item 8 of this annual report.

        Certain statements in this report constitute forward-looking statements. See "Special Note Regarding Forward-Looking Statements" in Item 1 of this report for factors relating to these statements and see "Risk Factors" in Item 1A of this report for a discussion of certain risk factors applicable to our business, financial condition and results of operations.

Overview

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring. We strive to maintain our customer relationships by, among other things, bundling our service offerings to provide our customers with a complete offering of integrated communications services.

        At December 31, 2011, we operated 14.584 million access lines in 37 states, and served 5.554 million broadband subscribers. During 2011, we updated our methodology for counting access lines and broadband subscribers. Our access line methodology includes only those access lines that we use to provide services to external customers and excludes lines used solely by us and our affiliates. Our methodology also excludes unbundled loops and includes stand-alone broadband subscribers. Our methodology for counting access lines may not be comparable to those of other companies.

        Our consolidated financial statements include the accounts of CenturyLink, Inc. ("CenturyLink") and its majority-owned subsidiaries. These subsidiaries include SAVVIS, Inc. ("Savvis") as of July 15, 2011, Qwest Communications International Inc. ("Qwest") as of April 1, 2011 and Embarq Corporation ("Embarq") as of July 1, 2009 (See Note 2—Acquisitions). Due to the significant size of these acquisitions, direct comparisons of our results of operations for the years ended December 31, 2011, 2010 and 2009 are less meaningful than usual. We discuss below, under "Segment Results", certain trends that we believe are significant, even if they are not necessarily material to the combined company.

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition (including Embarq's business) as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition as "Legacy Savvis" and the Qwest acquisition as "Legacy Qwest." Due to the magnitude of our recent acquisitions in relation to Legacy CenturyLink operations, in the combined company variance discussions below we have separately reflected the impacts of both the Legacy Qwest and Legacy Savvis operations for enhanced visibility, although we actively manage the combined company through our four segments, as discussed further below.

        We have incurred operating expenses related to our acquisitions of Savvis in July 2011, Qwest in April 2011 and Embarq in July 2009. These expenses are reflected in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations as summarized below.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Cost of services and products:
Integration and other expenses associated with acquisitions	$43	37	—
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	24	12	6

	$67	49	6

Selling, general and administrative:
Expenses incurred to effect acquisitions	$79	13	65
Integration and other expenses associated with acquisitions	172	64	86
Severance expenses, accelerated recognition of share-based awards and retention compensation associated with acquisitions	149	19	114

	$400	96	265

        This table does not include costs incurred by Qwest or Savvis prior to being acquired by us. Based on current plans and information, we estimate that, in relation to our Qwest acquisition, we will incur approximately $800 million to $1 billion of operating expenses associated with transaction and integration costs (which includes approximately $393 million of the expenses noted above) and approximately $200 million of capital expenditures associated with integration activities (which includes approximately $24 million of capital expenditures incurred through December 31, 2011).

        Upon the discontinuance of regulatory accounting effective July 1, 2009, we recorded a one-time, non-cash extraordinary gain that aggregated approximately $217 million before income tax expense ($136 million after-tax). See Note 14—Discontinuance of Regulatory Accounting for more information.

        For several years prior to 2011, we reported our operations as a single segment. In connection with our acquisitions of Savvis on July 15, 2011 and Qwest on April 1, 2011, we have reorganized our business into the following operating segments:

  •
  Regional markets, which consists primarily of providing products and services to residential consumers, small to medium-sized businesses and regional enterprise customers;

  •
  Business markets, which consists primarily of providing products and services to enterprise and government customers;

  •
  Wholesale markets, which consists primarily of providing products and services to other communications providers; and

  •
  Savvis operations, which consists primarily of providing hosting and network services primarily to business customers provided by Legacy Savvis. The business markets segment currently provides some of the same services as our Savvis operations segment, and we may reclassify in the future the revenues and expenses associated with those services as part of our Savvis operations segment. We will continue to classify those services as part of the business markets segment until we are able to further integrate Legacy Savvis.

        Due to system limitations, it is impracticable to report 2009 segment information using our current segment view. As such, only 2010 financial data has been revised under our new segment structure described above.

        We now report financial information separately for each of these segments; however, our segment information does not include capital expenditures, total assets, or certain revenues and expenses that we manage on a centralized basis. As we continue to integrate our recent acquisitions, we may make further changes to the way we assess performance and make decisions about allocating resources, which could change our segment reporting. Our segment results are not necessarily indicative of the results of operations that our segments would have achieved had they operated as stand-alone entities during the periods presented. For additional information about our segments, see Note 13—Segment Information and "Results of Operations—Segment Results" below.

Results of Operations

        The following table summarizes the results of our consolidated operations for the years ended December 31, 2011, 2010 and 2009, presented in a manner that we believe will be useful for understanding the relevant trends affecting our business. Our operating results include operations of Savvis for periods after July 15, 2011, Qwest for periods after April 1, 2011 and Embarq for periods after July 1, 2009.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions except per share amounts)
Operating revenues	$15,351	7,042	4,974
Operating expenses	13,326	4,982	3,741

Operating income	2,025	2,060	1,233
Other income (expense)	(1,077)	(529)	(420)
Income tax expense	375	583	302
Extraordinary item, net of income tax expense	—	—	136

Net income	$573	948	647

Employees	49,200	20,300	20,200
BASIC AND DILUTED EARNINGS PER COMMON SHARE
Before extraordinary item	$1.07	3.13	2.55
Extraordinary item	—	—	.68

Basic and diluted earnings per common share	$1.07	3.13	3.23

        The lower levels of net income in 2011 were primarily attributable to the acquisition of Qwest as of April 1, 2011, which resulted in substantial acquisition, severance and integration expenses, as presented in the table under the "Overview" section above. Legacy Savvis' and Legacy Qwest's post-acquisition operations, which included substantial severance and integration expenses and significant acquisition accounting adjustments to depreciation and amortization expense based on preliminary valuation estimates (see Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets), did not contribute significantly to our consolidated net income in 2011. Our current preliminary valuation estimates of our recently acquired assets and liabilities are subject to change as we finalize our estimates of acquisition date fair value, including those related to assets under capital leases, which may result in material changes to depreciation expense. Within our Legacy CenturyLink business, growth in strategic services revenues (which we describe further below) did not fully offset lower revenues from other services and products, further contributing to the decreases in consolidated net income.

        Diluted earnings per common share in 2011 was substantially lower than the amounts for the corresponding periods of 2010 and 2009 due to decreases in net income, as well as increases in the weighted average number of outstanding common shares. The increase in outstanding shares during 2011 was primarily attributable to the issuance of 294 million shares in connection with the Qwest acquisition on April 1, 2011 and the issuance of 14.313 million shares in connection with the Savvis acquisition on July 15, 2011.

        The following table summarizes our broadband subscribers and access lines:

	Years Ended December 31,
	2011	2010	2009
	(in thousands)
Operational metrics:
Broadband subscribers	5,554	2,349	2,186
Access lines	14,584	6,489	7,025

        During the last several years, we have experienced revenue declines primarily due to declines in access lines, intrastate access rates and minutes of use. Prior to our acquisition, Qwest had experienced similar declines in its revenues. To mitigate these declines, we remain focused on efforts to, among other things:

  •
  promote long-term relationships with our customers through bundling of integrated services;

  •
  provide new services, such as video, cloud hosting, managed hosting, colocation services and other additional services that may become available in the future due to advances in technology, wireless spectrum sales by the FCC or improvements in our infrastructure;

  •
  provide our broadband and premium services to a higher percentage of our customers;

  •
  pursue acquisitions of additional communications properties if available at attractive prices;

  •
  increase usage of our networks; and

  •
  market our products and services to new customers.

Operating Revenues

        During 2011, we revised the way we categorize our products and services. We currently categorize our products, services and revenues among the following four categories:

  •
  Strategic services, which include primarily private line (including special access which we market to business customers who require dedicated equipment to transmit large amounts of data between sites), broadband, hosting (including cloud hosting and managed hosting), colocation, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including DIRECTV), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network, ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

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

        We have revised our 2010 presentation of our products and services revenues to conform to our current categories for 2011. Due to system limitations, we have deemed it impracticable to report our 2011 revenue by our previous products and services, which were as follows:

  •
  Voice, which included our local calling service to residential, business and wholesale customers within our local service areas, generally for a fixed monthly charge;

  •
  Data, which included revenues primarily from monthly recurring charges for providing broadband access services, data transmission services over special circuits and private lines and switched digital television services;

  •
  Network Access, which included revenues primarily from providing wholesale services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions as well as universal support funds and reciprocal compensation from CLECs and wireless service providers; and

  •
  Other revenues, which included revenues from providing (i) fiber transport, CLEC and security monitoring services; (ii) leasing, selling, installing and maintaining customer premise equipment and wiring; (iii) providing payphone services; (iv) participating in the publication of local directories; (v) providing network database services and (vi) providing video services, as well as other new product and service offerings.

        The following table summarizes our operating revenues under our current revenue categorization:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Strategic services	$6,254	2,049	150	3,572	483	4,205
Legacy services	7,680	4,288	(483)	3,875	—	3,392
Data integration	537	158	(23)	402	—	379
Other	880	547	(24)	357	—	333

Total operating revenues	15,351	7,042	(380)	8,206	483	8,309

        For comparability purposes, we have included the former revenue categorization for 2010 and 2009:

	Years Ended December 31,		Increase (Decrease)
	2010	2009	CenturyLink	Embarq	Total
	(Dollars in millions)
Voice	$3,138	2,168	(77)	1,047	970
Data	1,909	1,202	(28)	735	707
Network access	1,080	928	(96)	248	152
Other	915	676	(33)	272	239

Total operating revenues	$7,042	4,974	(234)	2,302	2,068

        Our operating revenues increased substantially in 2011 as compared to 2010 due to our acquisitions of Savvis and Qwest. Due to our acquisition of Embarq on July 1, 2009, our 2010 operating revenues reflect a full year of Embarq's results, as opposed to our 2009 operating revenues, which reflect only six months of Embarq's results.

        Total operating revenues increased $8.309 billion in 2011 as compared to 2010 and increased $2.068 billion in 2010 as compared to 2009. Our 2011 increase was largely attributable to the acquisition of Qwest, which contributed total operating revenues (net of intercompany eliminations) of $8.2 billion. Legacy CenturyLink operating revenues decreased $380 million, or 5.4%, in 2011 and $234 million, or 4.7%, in 2010 as compared to the prior year period. These decreases were primarily attributable to declines in legacy services revenues, which reflected the continuing loss of access lines in our markets. At December 31, 2011, we had 14.584 million access lines, of which 8.533 million were in Legacy Qwest's markets. Access lines in our Legacy CenturyLink markets declined to 6.051 million at December 31, 2011 from 6.489 million at December 31, 2010, a decrease of 6.75%, and were 7.025 million at December 31, 2009, a decrease of 7.63%. We believe the decline in the number of access lines was primarily due to the displacement of traditional wireline telephone services by other competitive products and services. We estimate that our access lines loss will be between 5.9% and 6.6% in 2012. Our legacy services revenues were also negatively impacted in 2011 by the continued migration of customers to bundled service offerings at lower effective rates. The decreases in our legacy services revenues were partially offset by higher revenues from strategic services revenues. Broadband and private line services accounted for a majority of the growth in strategic services revenues. In 2010, total operating revenues decreased $104 million due to the elimination of all intercompany transactions upon the July 1, 2009 discontinuance of regulatory accounting.

        We are aggressively marketing our strategic services (including our data hosting services) and data integration to offset the continuing declines in our legacy services revenues. We believe our recent acquisitions of Savvis and Qwest will strengthen our ability to achieve this goal. Further analysis of our operating revenues by segment is provided below in "Segment Results."

Operating Expenses

        As discussed in Note 1—Basis of Presentation and Summary of Significant Accounting Policies, during 2011 we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and have reclassified prior period amounts to conform to our new definitions. During 2011, our operating expenses increased substantially in comparison to 2010 primarily due to our acquisition of Qwest and Savvis. In addition, our operating expenses increased substantially in 2010 as compared to 2009 due to our acquisition of Embarq.

        The following tables summarize our operating expenses:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$6,325	2,544	(4)	3,523	262	3,781
Selling, general and administrative	2,975	1,004	60	1,791	120	1,971
Depreciation and amortization	4,026	1,434	72	2,394	126	2,592

Total operating expenses	$13,326	4,982	128	7,708	508	8,344

	Years Ended December 31,		Increase (Decrease)
	2010	2009	CenturyLink	Embarq	Total
	(Dollars in millions)
Cost of services and products (exclusive of depreciation and amortization)	$2,544	1,801	(59)	802	743
Selling, general and administrative	1,004	965	(87)	126	39
Depreciation and amortization	1,434	975	(22)	481	459

Total operating expenses	$4,982	3,741	(168)	1,409	1,241

        The increases in total operating expenses of $8.344 billion in 2011 was largely attributable to the inclusion of $7.7 billion in post-acquisition Legacy Qwest operating expenses (net of intercompany eliminations) in our consolidated operating expenses. In addition, the acquisition of Savvis on July 15, 2011 increased our consolidated operating expenses by $508 million. As discussed in the "overview" section, our operating expenses for 2011, 2010 and 2009 included substantial severance and integration costs related to the Qwest, Savvis and Embarq acquisitions as well as significant acquisition accounting adjustments to depreciation and amortization expense (see Note 2—Acquisitions and Note 3—Goodwill, Customer Relationships and Other Intangible Assets). Excluding the effects of Legacy Qwest and Savvis expenses, total operating expenses in 2011 increased $128 million, or 2.6%, due primarily to integration costs associated with the Qwest acquisition and increased costs of providing our facilities-based video services to more customers. Total operating expenses in 2010 (excluding $1.409 billion of incremental costs associated with operating the Embarq properties for a full year in 2010 as compared to a half year in 2009), decreased $168 million primarily due to a $104 million reduction in operating expenses from the elimination of all intercompany transactions upon the discontinuance of regulatory accounting and a $32 million reduction in salaries and benefits.

        Cost of services and products for Legacy CenturyLink operations was relatively unchanged in 2011. For 2011, higher costs of services and products associated with providing our facilities-based video service of $55 million were substantially offset by a $28 million decrease in salaries and benefits and a $20 million decrease in facilities costs associated with the migration of legacy Embarq long-distance traffic to our internal networks. Costs of services and products in 2010 (excluding $802 million of incremental costs associated with operating the Embarq properties for a full year in 2010 as compared to a half year in 2009) decreased $59 million primarily due to a reduction in operating expenses from the elimination of all intercompany transactions upon the discontinuance of regulatory accounting.

        Legacy CenturyLink selling, general and administrative expenses increased $60 million, or 6.0%, for 2011 as compared to 2010, while selling, general and administrative expenses decreased $87 million for 2010 as compared to 2009. For all periods presented, our expenses include significant transaction, severance and integration expenses related to the Savvis, Qwest and Embarq acquisitions (see table in "Overview" above). Changes in the timing and amount of Qwest and Savvis integration expenses resulted in net increases in Legacy CenturyLink selling, general and administrative expenses of $164 million in 2011, from the amounts for the comparable periods of 2010. This increase was partially offset by a decrease of $33 million in 2011 in operating taxes, which were primarily due to favorable property tax and transaction tax settlements. In addition, in 2011 we had a decrease of $20 million in compensation expenses, which were primarily due to workforce reductions and lower pension expense. Selling, general and administrative expense in 2010 (excluding $126 million of incremental costs associated with operating the Embarq properties for a full year in 2010 as compared to a half year in 2009) decreased $87 million primarily due to a $32 million reduction in salaries and benefits, a $17 million decrease in legal costs and a $15 million reduction in expenses from the elimination of all intercompany transactions due to the discontinuance of regulatory accounting.

        Depreciation and amortization for Legacy CenturyLink increased $72 million, or 5.0%, in 2011 primarily due to higher levels of property, plant and equipment. Depreciation and amortization in 2010 (excluding $481 million of incremental expense associated with operating the Embarq properties for a full year in 2010 as compared to a half year in 2009) decreased $22 million due to a $19 million decrease resulting from a change in certain depreciation rates effective July 1, 2009 upon the discontinuance of regulatory accounting and a $25 million decrease of certain assets becoming fully depreciated. These decreases were partially offset by a $22 million increase due to higher levels of plant in service.

Other Consolidated Results

        The following tables summarize our total other income (expense) and income tax expense:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Savvis	Total
	(Dollars in millions)
Interest expense	$(1,072)	(544)	34	486	8	528
Other income (expense)	(5)	15	17	6	(3)	20

Total other income (expense)	$(1,077)	(529)	51	492	5	548

Income tax expense	$375	583	nm	nm	nm	(208)

	Years Ended December 31,		Increase (Decrease)
	2010	2009	CenturyLink	Embarq	Total
	(Dollars in millions)
Interest expense	$(544)	(367)	13	164	177
Other income (expense)	15	(53)	(25)	(43)	(68)

Total other income (expense)	$(529)	(420)	(12)	121	109

Income tax expense	$583	302	nm	nm	281

nm—Attributing changes in income tax expense to the acquisitions of Savvis, Qwest and Embarq is considered not meaningful.

  Other Income (Expense)

        Interest expense increased $528 million in 2011 primarily due to debt assumed in the Qwest acquisition and incurred subsequent to that acquisition. See Note 4—Long-term Debt and Credit Facilities and "Liquidity and Capital Resources" below for additional information about the debt assumed in the Qwest acquisition.

        Interest expense for Legacy CenturyLink increased $34 million, or 6.3%, in 2011 compared to 2010 and $13 million, or 3.5%, in 2010 compared to 2009. In 2011, the increase was primarily due to interest on our senior notes with $2 billion aggregate principal that were issued in June 2011 to finance the Savvis acquisition, partially offset by principal repayments made during 2010 and the first quarter of 2011. In 2010, interest expense increased primarily due to the interest expense attributable to $4.9 billion of Embarq's indebtedness we assumed in mid 2009.

        Other income (expense) reflects certain items not directly related to our core operations, including gains and losses from non-operating asset dispositions and impairments, our share of income from our 49% interest in a cellular partnership, interest income and foreign currency gains and losses. Other income (expense) for Legacy CenturyLink decreased $17 million in 2011, as compared to 2010. This change was primarily due to $16 million in transaction expenses incurred in connection with terminating an unused bridge loan financing commitment related to the Savvis acquisition (see Note 2—Acquisitions). The change from 2009 to 2010 was primarily due to the recognition of a $72 million pre-tax charge for certain debt extinguishment transactions consummated in October 2009 (of which $27 million was incurred by CenturyLink and $45 million was incurred by Embarq).

  Income Tax Expense

        Our income tax expense for the years ended December 31, 2011 and 2010 decreased $208 million and increased $281 million, respectively, from the amounts for the comparable year. Our decrease in 2011 was primarily due to a decrease in income before income tax expense due primarily to the acquisition of Qwest. Our 2010 increase was due to increased income before income tax expense due in part to the inclusion of a full year of Embarq operations in 2010. For the years ended December 31, 2011, 2010 and 2009, our effective income tax rate was 39.6%, 38.1% and 37.2%, respectively. The 2011 increase was due in part to the effects of certain nondeductible expenses incurred in connection with our acquisition of Qwest, which was substantially offset by the effects of a tax law change in one of the states in which we operate that resulted in recognition of a $14 million tax benefit in the second quarter of 2011. In addition, due to executive compensation limitations pursuant to the Internal Revenue Code, a portion of the lump sum distributions related to the termination of an executive retirement plan made in the first quarter of 2009 is reflected as non-deductible for income tax purposes and thus increased our effective income tax rate. Certain merger-related costs incurred during 2010 and 2009 are also non-deductible for income tax purposes and similarly increased our effective income tax rate. In 2009, such an increase in our effective tax rate was partially offset by a $7 million reduction to our deferred tax asset valuation allowance associated with state net operating loss carryforwards. In addition, in 2009 we recognized net after-tax benefits of approximately $16 million primarily related to the recognition of previously unrecognized tax benefits. See Note 12—Income Taxes and "Income Tax Expense" for additional information.

  Extraordinary Item

        Upon the discontinuance of regulatory accounting on July 1, 2009, we recorded a one-time extraordinary gain of approximately $136 million after-tax. See Note 14—Discontinuance of Regulatory Accounting for additional information related to this extraordinary gain.

Segment Results

        Segment information is summarized below:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Total segment revenues	$14,471	6,495
Total segment expenses	6,535	2,403

Total segment income	$7,936	4,092

Total margin percentage	55%	63%
Regional markets:
Revenues	$7,832	4,640
Expenses	3,398	1,783

Income	$4,434	2,857

Margin percentage	57%	62%
Business markets:
Revenues	$2,861	266
Expenses	1,736	120

Income	$1,125	146

Margin percentage	39%	55%
Wholesale markets:
Revenues	$3,295	1,589
Expenses	1,021	500

Income	$2,274	1,089

Margin percentage	69%	69%
Savvis operations:
Revenues	$483	—
Expenses	380	—

Income	$103	—

Margin percentage	21%	—

        The lower levels of margin percentage for regional markets and business markets in 2011 were primarily attributable to the inclusion of Qwest's results beginning April 1, 2011.

        For several years prior to 2011, we reported our operations as a single segment. Due to system limitations we have not reported our 2009 segment information using our current segments as we have deemed it impracticable to do so. As such, the following section only includes data for the years ended December 31, 2011 and 2010. See consolidated operating results in the "Results of Operations—Overview" section above for variance discussions related to our 2009 financial information.

        The following table reconciles our total segment revenues and total segment income presented above to operating revenues and operating income reported in our consolidated statements of operations.

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Total segment revenues	$14,471	6,495
Other operating revenues	880	547

Operating revenues reported in our consolidated statements of operations	$15,351	7,042

Total segment income	$7,936	4,092
Other operating revenues	880	547
Depreciation and amortization	(4,026)	(1,434)
Other unassigned operating expenses	(2,765)	(1,145)

Operating income reported in our consolidated statements of operations	$2,025	2,060

        In connection with the recent reorganization of our segments, we also revised the way we categorize our segment revenues and segment expenses. Our major categories of products and services are strategic services, legacy services, data integration and other, each of which is described in more detail in "Operating Revenues" above. We report our segment expenses for regional markets, business markets and wholesale markets as follows:

  •
  Direct expenses, which primarily are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which are determined by applying activity-based costing and other methodologies to include network expenses, facilities expenses and other expenses such as fleet, product management and real estate expenses.

        For Savvis operations, segment expenses incorporate the entire operations of our Savvis subsidiaries, including certain centrally managed costs that are allocated to our other segments and overhead costs that are not allocated to our other operating segments. The integration of certain of these functions for Savvis are still in the early stages. Consequently, all Savvis operations segment expenses have been categorized as direct expenses. We intend to refine our expense methodology and begin allocating expenses to Savvis operations as we continue integrating it among our other segments beginning in 2012.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for centrally-managed administrative functions (such as finance, information technology, legal and human resources), severance expenses and restructuring expenses. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. We have recast our 2010 operating results based on our new segment reporting.

        We may make further changes to our segment reporting as we continue to integrate the operations of Legacy Qwest and Legacy Savvis. For more information on our segment reporting, see Note 13—Segment Information.

  Regional Markets

        The operations of our regional markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Strategic services.  We continue to focus on increasing subscribers of our broadband services in our regional markets segment. In order to remain competitive, we believe continually increasing connection speeds is important. As a result, we continue to invest in our fiber to the node, or FTTN, deployment, which allows for the delivery of higher speed broadband services. While traditional ATM-based broadband services are declining, they have been more than offset by growth in fiber-based broadband services. We also continue to expand our product offerings including facilities-based video services and enhance our marketing efforts as we compete in a maturing market in which most consumers already have broadband services. We expect these efforts will improve our ability to compete and increase our broadband revenues.

  •
  Facilities-based video expenses.  As we continue to expand our facilities-based video services we are incurring start-up expenses in advance of the revenue that this service is expected to generate. Although, over time, we expect that our revenue for facilities-based video services will offset the expenses incurred, the timing of this revenue growth is uncertain.

  •
  Access lines.  Our voice revenues have been, and we expect they will continue to be, adversely affected by access line losses. Intense competition and product substitution continue to drive our access line losses. For example, many consumers are substituting cable and wireless voice and electronic mail and social networking services for traditional voice telecommunications services. We expect that these factors will continue to impact our business. Service bundling and other product promotions, as described below, continue to be some of our responses to offset the loss of revenues as a result of access line losses.

  •
  Service bundling and product promotions.  We offer our customers the ability to bundle multiple products and services. These customers can bundle local services with other services such as broadband, video, long-distance and wireless. While our video and wireless services are an important piece of our customer retention strategy, they do not make a large contribution to strategic services revenues. However, we believe customers value the convenience of, and price discounts associated with, receiving multiple services through a single company. While bundle price discounts have resulted in lower average revenues for our individual products, we believe service bundles continue to positively impact our customer retention. In addition to our bundle discounts, we also offer limited time promotions on our broadband service for prospective customers who want our broadband product in their bundle which further aids our ability to attract and retain customers and increase usage of our services.

  •
  Operating efficiencies.  We continue to evaluate our operating structure and focus. This involves balancing our workforce in response to our workload requirements, productivity improvements and changes in industry, competitive, technological and regulatory conditions.

        The following table summarizes the operating results from Legacy CenturyLink and Legacy Qwest for our regional markets segment:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$2,532	1,212	55	1,265	1,320
Legacy services	5,171	3,289	(280)	2,162	1,882
Data integration	129	139	(14)	4	(10)

Total revenues	7,832	4,640	(239)	3,431	3,192

Segment expenses:
Direct	3,252	1,818	3	1,431	1,434
Allocated	146	(35)	(26)	207	181

Total expenses	3,398	1,783	(23)	1,638	1,615

Segment income	$4,434	2,857	(216)	1,793	1,577

Segment margin percentage	57%	62%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our regional markets segment income of $1.577 billion for the year ended December 31, 2011 as compared to 2010. Our consolidated segment margin percentage declined in 2011 as a result of lower margins in Legacy Qwest markets. Segment income for our Legacy CenturyLink operations decreased $216 million as compared to 2010 reflecting declines in revenues while expenses remained relatively flat.

  Segment Revenues

        Excluding 2011 revenues attributable to the Qwest acquisition, regional markets revenues decreased $239 million, or 5.2%, for the year ended December 31, 2011 as compared to 2010. Growth in strategic services revenues did not fully offset a decline in legacy services revenues. The higher amounts of strategic services revenues are due principally to volume increases in our facilities-based video services and increases in the number of broadband subscribers, partially offset by the effects of rate discounts. Increases in MPLS and Ethernet services volumes also contributed to higher strategic services revenues. Legacy services revenues decreased primarily due to declines in local services associated with access line losses resulting from competitive pressures.

  Segment Expenses

        Regional markets expenses, exclusive of Legacy Qwest expenses, decreased $23 million, or 1.3%, for the year ended December 31, 2011 as compared to 2010, primarily due to lower marketing and advertising expenses and decreased employee related expense due to workforce reductions, partially offset by increased costs to provide facilities-based video services.

  Business Markets

        The operations of our business markets segment have been impacted by several significant trends, including those described below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

  •
  Strategic services.  Our mix of total revenues continues to migrate from legacy services to strategic services as our enterprise and government customers increasingly demand customized and integrated data, Internet and voice services. We offer diverse combinations of emerging technology products and services such as private line, MPLS, hosting, and VoIP services. We believe these services afford our customers more flexibility in managing their communications needs and enable us to improve the effectiveness and efficiency of their operations. Although we are experiencing price compression on our strategic services, we expect overall revenues from these services to grow.

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

        The following table summarizes the operating results from Legacy CenturyLink and Legacy Qwest for our business markets segment:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,341	57	1	1,283	1,284
Legacy services	1,113	190	(9)	932	923
Data integration	407	19	(9)	397	388

Total revenues	2,861	266	(17)	2,612	2,595

Segment expenses:
Direct	764	6	8	750	758
Allocated	972	114	(11)	869	858

Total expenses	1,736	120	(3)	1,619	1,616

Segment income	$1,125	146	(14)	993	979

Segment margin percentage	39%	55%

  Segment Income

        The acquisition of Qwest on April 1, 2011 substantially increased the scale of our business markets segment, resulting in an increase in our segment income of $979 million, for the year ended December 31, 2011 as compared to 2010. Our consolidated segment margin percentage declined in 2011 as a result of lower margins in Legacy Qwest markets. Legacy Qwest operations accounted for 91.3% of our 2011 business markets segment revenues and 88.3% of our segment income.

  Segment Revenues

        Legacy CenturyLink business markets revenues decreased $17 million, or 6.4%, for the year ended December 31, 2011 as compared to 2010. This decrease primarily reflected lower revenues from legacy services driven by access line losses and lower data integration revenues due to lower sales of data integration equipment.

  Segment Expenses

        Legacy CenturyLink business markets expenses remained relatively flat for the year ended December 31, 2011 as compared to 2010. However, direct expenses increased primarily due to increased employee related expenses resulting from a larger sales force and higher customer premise equipment expenses in 2011, while allocated expenses decreased due to lower network expenses related to cost optimization efforts.

  Wholesale Markets

        The operations of our wholesale markets segment will likely be impacted by the recently adopted FCC order which will substantially increase the pace of reductions in the amount of switched access revenues we receive, as discussed in the "Regulation" section in Item 1 of this report, as well as the significant trends discussed below. The discussion that follows generally applies to both our Legacy CenturyLink markets and our Legacy Qwest markets for periods after the April 1, 2011 acquisition date.

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

  •
  Access and local services revenues.  Our access and local services revenues have been and we expect will continue to be, adversely affected by regulation, technological migration, industry consolidation and rate reductions. For example, consumers are substituting cable, wireless and VoIP services for traditional voice telecommunications services, resulting in continued access revenue loss. We expect these factors will continue to adversely impact our wholesale markets segment.

  •
  Long-distance services revenues.  Wholesale long-distance revenues continue to decline as a result of customer migration to more technologically advanced services, price compression, declining demand for traditional voice services and industry consolidation.

        The following table summarizes the operating results from Legacy CenturyLink and Legacy Qwest for our wholesale markets segment:

	Years Ended December 31,		Increase (Decrease)
	2011	2010	CenturyLink	Qwest	Total
	(Dollars in millions)
Segment revenues:
Strategic services	$1,898	780	94	1,024	1,118
Legacy services	1,396	809	(194)	781	587
Data integration	1	—	—	1	1
Total revenues	3,295	1,589	(100)	1,806	1,706

Segment expenses:
Direct	174	139	(6)	41	35
Allocated	847	361	61	425	486

Total expenses	1,021	500	55	466	521

Segment income	$2,274	1,089	(155)	1,340	1,185

Segment margin percentage	69%	69%

  Segment Income

        The acquisition of Qwest on April 1, 2011 largely contributed to an increase in our wholesale markets segment income of $1.185 billion for the year ended December 31, 2011 as compared to 2010. Segment income for our Legacy CenturyLink operations decreased $155 million for the year ended December 31, 2011 as compared to 2010, primarily reflecting declines in revenues in both periods, as discussed further below.

  Segment Revenues

        Excluding 2011 revenues attributable to the Qwest acquisition, wholesale markets revenues decreased $100 million, or 6.3%, for the year ended December 31, 2011 as compared to 2010. This decrease reflects substantially lower revenues from legacy services, partially offset by growth in revenues from strategic services. The decrease in legacy services revenues reflects ongoing declines in access and local services volumes and revenues due to the substitution of cable, wireless and VoIP services for traditional voice telecommunications services. Growth in strategic services revenues, primarily relating to private line and special access services, partially offset the declines in legacy services revenues.

  Segment Expenses

        Wholesale markets expenses, exclusive of Legacy Qwest expenses, increased $55 million, or 11%, for the year ended December 31, 2011 as compared to 2010. The increase in Legacy CenturyLink wholesale markets expenses was primarily due to increased allocated expenses reflecting increased bad debts expense. Direct expenses decreased for the year as a result of reduced access costs.

  Savvis Operations

        The operations of our Savvis operations segment could be impacted by several significant trends, including those described below.

  •
  Colocation.  Colocation is designed for clients seeking data center space and power for their server and networking equipment needs. Our data centers provide our clients around the world with a secure, high-powered, purpose-built location for their IT equipment. We anticipate continued pricing pressure for these services as wholesale vendors enter the enterprise colocation market; however, we believe that our data center expansion strategy can help mitigate these pricing challenges.

  •
  Managed hosting.  Managed hosting services provide a fully managed solution for a customer's IT infrastructure and network needs, and include dedicated and cloud hosting services, utility and computing storage, consulting and managed security services. We expect increasing pricing pressure on the managed hosting business from competing cloud computing offerings. However, we remain focused on growing our managed hosting business, specifically in our cloud service offerings, as we believe this is a key to growth. We believe that we have continued to strengthen our cloud position in the market by adding differentiating features to our cloud products.

  •
  Network services.  Network services are comprised of our managed network services, including managed VPN, hosting area network and bandwidth services. Segment income for these services has been relatively flat due to pricing pressures on VPN and bandwidth services, offset by increases in network services that support our colocation and managed hosting service offerings.

        The following tables summarize the operating results of Savvis operations for 2011 after their acquisition date of July 15, 2011:

	Years Ended December 31,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Strategic services	$483	—	483

Segment expenses	380	—	380

Segment income	$103	—	103

Segment margin percentage	21%	—

  Segment Revenues

        Segment revenues for our Savvis operations was $483 million, which was derived from colocation services of $183 million, or 37.9%, managed hosting services of $182 million, or 37.7%, and network services of $118 million, or 24.4%.

  Segment Expenses

        Segment expenses attributed to Savvis operations was $380 million, which were derived primarily from cost of services and products of $260 million and selling, general and administrative expenses of $120 million.

Critical Accounting Policies and Estimates

        Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We have identified certain policies and estimates as critical to our business operations and the understanding of our past or present results of operations related to (i) business combinations; (ii) goodwill, customer relationships and other intangible assets; (iii) property, plant and equipment; (iv) pension and post-retirement benefits; (v) loss contingencies and litigation reserves; and (vi) income taxes. These policies and estimates are considered critical because they had a material impact, or they have the potential to have a material impact, on our consolidated financial statements and because they require significant judgments, assumptions or estimates. We believe that the estimates, judgments and assumptions made when accounting for the items described below are reasonable, based on information available at the time they are made. However, there can be no assurance that actual results will not differ from those estimates.

Business Combinations

        We have accounted for our acquisition of Qwest on April 1, 2011 and Savvis on July 15, 2011 under the acquisition method of accounting, whereby the tangible and separately identifiable intangible assets acquired and liabilities assumed are recognized at their estimated fair values at the acquisition date. The portion of the purchase price in excess of the estimated fair value of the net tangible and separately identifiable intangible assets acquired represents goodwill. The recognition of the fair value of assets acquired and liabilities assumed in business combinations involves estimates and judgments by our management that may be adjusted during the measurement period, but in no case beyond one year from the acquisition date. The fair values recorded are made based on management's best estimates and assumptions. In arriving at the fair values of assets acquired and liabilities assumed, we consider the following generally accepted valuation approaches: the cost approach, income approach and market approach. Our estimates may also include assumptions about projected growth rates, cost of capital, effective tax rates, tax amortization periods, technology life cycles, the regulatory and legal environment, and industry and economic trends. Small changes in the underlying assumptions can impact the estimates of fair value by material amounts, which can in turn materially impact our results of operations.

Goodwill, Customer Relationships and Other Intangible Assets

        We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. Our capitalized software, which consists primarily of assets obtained from the Qwest acquisition, is primarily being amortized using the straight-line method over estimated lives up to seven years. Approximately $237 million of our capitalized software, which represents costs to develop an integrated billing and customer care system, is being amortized over a twenty year period. Tradenames and patents assets predominantly use the sum-of-the-years digits method over an estimated life of four years. Indefinite life intangibles are not amortized, but are reviewed annually for potential impairment.

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The amount of future amortization expense may differ materially from current amounts, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to Savvis' and Qwest's intangible assets (See Note 2—Acquisitions).

        We are subject to testing for impairment of long-lived assets (including goodwill, intangible assets and other long-lived assets) based on applicable accounting guidelines.

        We are required to review goodwill recorded in business combinations for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. We have managed our operations based on four operating segments (regional markets, business markets, wholesale markets and Savvis operations) and considered these four operating segments to be the appropriate level for testing goodwill impairment.

        We have attributed our goodwill balance to our segments at December 31, 2011 as follows:

(Dollars in millions)
Regional markets	$11,813
Business markets	5,021
Wholesale markets	3,533
Savvis operations	1,357

Total goodwill	$21,724

        With the exception of our Savvis segment, our operating segments do not correspond to our legal entity organization structure, which required us to apply significant judgment based on numerous assumptions to attribute our goodwill and certain other assets and liabilities to the operating segments in order to make our annual impairment assessment. For this assessment, we compare each segment's estimated fair value to the carrying value of the assets that we attribute to the segment. If the estimated fair value of the reporting unit is greater than the carrying value, we conclude that no impairment exists. If the fair value of the segment is less than the carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value of goodwill that we attribute to the segment. Estimating the implied fair value of goodwill requires further assumptions and the application of judgment to assess the current fair values of the assets and liabilities attributable to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value. Small changes in the assumptions underlying either the valuation methods or the attribution methods can drive material changes in the implied fair value of goodwill.

        At September 30, 2011, we estimated the fair value of our regional, business and wholesale markets reporting units using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the reporting unit beyond the cash flows from the discrete five-year projection period. The estimated cash flows are discounted using a rate that represents our weighted average cost of capital, which we determined to be 6.50% as of the measurement date (which was comprised of a pre-tax cost of debt of 7.0% and a cost of equity of 8.7%). We also reconciled the estimated fair values of the reporting units to our market capitalization as of September 30, 2011 and concluded that the indicated implied control premium of 16% was reasonable based on recent transactions in the market place.

        For our Savvis operations, we determined the preliminary fair value of the assets acquired and liabilities assumed using various methods, including an overall discounted cash flow analysis performed for all of Savvis' operations. As of September 30, 2011, the fair value assignments were preliminary and could change significantly upon finalization of the fair value assignments. Due to the recentness of the acquisition and the related preliminary valuation results and the lack of any significant adverse events that have occurred to Savvis' operating results or our expectations of forecasted operating results utilized in the preliminary valuation since the July 15, 2011 acquisition date, we concluded that the goodwill related to the Savvis operations was not impaired as of September 30, 2011.

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

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order (the "CAF order"). This order will reduce the amount of switched access revenue we recognize in our wholesale markets segment in the future. Although other elements of this order are currently expected to result in positive impacts to our overall business, it will likely have a material negative impact to our wholesale markets segment. Because we expect the order to have a material negative impact on our wholesale markets segment, we conducted another assessment of the goodwill attributed to the wholesale markets segment at December 31, 2011. In the process of re-estimating the fair value of the wholesale markets segment as a result of the CAF order, we updated our estimates of projected future cash flows and we revised our market multiple assumption. In our most recent estimate, we revised our revenue projections to stabilize by 2016 rather than our previous assumption that revenues would decline in perpetuity, and thus increasing our terminal value. After updating our fair value estimate of the wholesale markets segment to reflect revised estimates of revenues, the effects of our market multiple assumption due to changes in our stock price between September 30, 2011 and December 31, 2011, the increase in terminal value and the adverse effects of the CAF order, the estimated fair value of the wholesale markets segment exceeded its attributed carrying value by greater than 5%. We also evaluated and concluded that the goodwill attributed to our other reporting units was not impaired as of December 31, 2011 due to (i) an increase in our market capitalization since September 30, 2011, (ii) a reduction in our carrying value of equity since September 30, 2011 and (iii) the lack of significant adverse changes in the operating forecasts of our other segments.

        We cannot assure that other adverse conditions will not trigger future goodwill impairment testing or an impairment charge. A number of factors, many of which we have no ability to control, could affect our financial condition, operating results and business prospects and could cause our actual results to differ from the estimates and assumptions we employed in our goodwill impairment testing. These factors include, but are not limited to, (i) further weakening in the overall economy; (ii) a significant decline in our stock price and resulting market capitalization; (iii) changes in the discount rate; (iv) successful efforts by our competitors to gain market share in our markets; (v) adverse changes as a result of regulatory actions; (vi) a significant adverse change in legal factors or in the overall business climate; (vii) recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of our reporting units and (viii) additional information relative to the impact of the CAF order. We will continue to monitor certain events that impact our operations to determine if an interim assessment of goodwill impairment should be performed prior to the next required testing date of September 30, 2012.

Property, Plant and Equipment

        Property, plant and equipment acquired in connection with our acquisitions was recorded based on its fair value as of its acquisition date. Substantially all other property, plant and equipment is stated at original cost less depreciation. Renewals and betterments of plant and equipment are capitalized while repairs, as well as renewals of minor items, are charged to operating expense. Depreciation of property, plant and equipment is provided on the straight line method using class or overall group rates; such average annual rates range from 2% to 29%.

        Normal retirements of property, plant and equipment are charged against accumulated depreciation, with no gain or loss recognized. Other types of property, plant and equipment is stated at cost and, when sold or retired, a gain or loss is recognized. We depreciate such property on the straight line method over estimated service lives ranging from two to 35 years.

        We perform annual internal reviews to evaluate the reasonableness of depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, replacement history and assumptions about technology evolution to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent review did not have a material impact on the level of our depreciation expense.

Pension and Post-Retirement Benefits

        We sponsor several noncontributory defined benefit pension plans (referred to as our pension plans) for substantially all employees. In addition to these tax qualified pension plans, we also maintain several non-qualified pension plans for certain eligible highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees.

        Pension and post-retirement health care and life insurance benefits attributed to eligible employees' service during the year, as well as interest on benefit obligations, are accrued currently. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits as determined using the projected unit credit method. Pension prior service costs and actuarial gains and losses are recognized as components of net periodic expense over the average remaining service period of participating employees expected to receive benefits. Post-retirement healthcare prior service costs are recognized as components of net periodic expense over the average expected years to full benefit eligibility for active employees. Post-retirement actuarial gains or losses are amortized on a straight-line basis over the average expected future working lifetime of active employees.

        In computing the pension and post-retirement health care and life insurance benefits expenses and obligations, the most significant assumptions we make include discount rate, expected rate of return on plan assets, health care trend rates and our evaluation of the legal basis for plan amendments. The plan benefits covered by collective bargaining agreements as negotiated with our employees' unions can also significantly impact the amount of expense, benefit obligations and pension assets that we record.

        The discount rate is the rate at which we believe we could effectively settle the benefit obligations as of the end of the year. We selected the discount based on a cash flow matching analysis using hypothetical yield curves developed by an actuary firm from U.S. corporate bonds rated high quality and projections of the future benefit payments that constitute the projected benefit obligation for the plans. This process establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year's benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 60th to 90th percentile of U.S. high quality bonds.

        The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy.

        To compute the expected return on pension and post-retirement benefit plan assets, we apply an expected rate of return to the fair value of the pension plan assets and to the fair value of the post-retirement benefit plan assets adjusted for contribution timing and for projected benefit payments to be made from the plan assets. Annual market volatility for these assets is reflected in the subsequent year's net periodic combined benefits expense.

        Changes in any of the above factors could impact operating expenses in the consolidated statements of operations as well as the value of the liability and accumulated other comprehensive income of stockholders' equity on our consolidated balance sheets. The expected rate of return on plan assets is reflected as a reduction to our pension and post-retirement benefit expense. If our assumed expected rates of return for 2011 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have increased by $98 million. If our assumed discount rates for 2011 were 100 basis points lower, our qualified pension and post-retirement benefit expenses would have decreased by $29 million and our projected benefit obligation would have increased by approximately $1.8 billion. An increase of 100 basis points in the initial healthcare cost trend rate would have increased our post-retirement benefit expense by $2 million and increased our projected post-retirement benefit obligation by $70 million.

        The trusts for the pension and post-retirement benefits plans hold investments in equities, fixed income, real estate and other assets such as private equity assets. The assets held by these trusts are reflected at estimated fair value as of December 31, 2011. For additional information on our trust investments, see Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report.

Loss Contingencies and Litigation Reserves

        We are involved in several material legal proceedings, as described in more detail in "Legal Proceedings" in Item 3 of this report. We assess potential losses in relation to these and other pending or threatened tax and legal matters. For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. To the extent these estimates are more or less than the actual liability resulting from the resolution of these matters, our earnings will be increased or decreased accordingly. If the differences are material, our consolidated financial statements could be materially impacted. If a loss is considered reasonably possible, we disclose any determinable estimate of the loss if material but we do not recognize any expense for the potential loss.

Income Taxes

        Our provision for income taxes includes amounts for tax consequences deferred to future periods. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax NOLs, tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        The measurement of deferred taxes often involves an exercise of judgment related to the realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate. These and other matters involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

        We record deferred income tax assets and liabilities as described above. Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that we believe are more likely than not to be recovered. We evaluate our deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, we rely on our recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets and our forecasts of future earnings, the latter two of which involve the exercise of significant judgment. At December 31, 2011, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets. If forecasts of future earnings and the nature and estimated timing of future deductions and benefits change in the future, we may determine that a valuation allowance for certain deferred tax assets is appropriate, which could materially impact our financial condition or results of operations. See Note 12—Income Taxes for additional information.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

Liquidity and Capital Resources

Overview

        At December 31, 2011, we held cash and cash equivalents of $128 million and had $1.423 billion available under our $1.7 billion revolving credit facility (referred to as our "Credit Facility", which is described further below). Excluding cash used for acquisitions, we have generally relied on cash provided by operations and our Credit Facility to fund our operating and capital expenditures, make our dividend payments and repay a portion of our maturing debt. Our operations have historically provided a stable source of cash flow that has helped us meet the needs of the business.

        Our acquisition of Qwest on April 1, 2011 and, to a lesser extent, Savvis on July 15, 2011, resulted in significant changes in our consolidated financial position and our future cash requirements. At December 31, 2011, our cash and cash equivalents totaled $128 million, compared to $173 million at December 31, 2010.

        At December 31, 2011, we had a working capital deficit of $496 million, reflecting current liabilities of $4.019 billion and current assets of $3.523 billion, compared to positive working capital of $132 million at December 31, 2010. The unfavorable change in our working capital position is primarily due to our consolidation of Qwest's working capital accounts as well as $480 million in current maturities of long-term debt at December 31, 2011. We anticipate that our existing cash balances and net cash provided by operating activities, which were significantly enhanced by our acquisition of Qwest, will enable us to meet our other current obligations, fund capital expenditures and pay dividends to our shareholders. We also may draw on our Credit Facility as a source of liquidity if and when necessary.

        We currently expect to continue our current annual dividend of $2.90 per common share, subject to our board's discretion.

Debt and Other Financing Arrangements

        We have available a four-year $1.7 billion revolving Credit Facility, which expires in January 2015. Up to $400 million of the Credit Facility can be used for letters of credit, which reduces the amount available for other extensions of credit. Available borrowings under the Credit Facility are also effectively reduced by any outstanding borrowings under our commercial paper program. Our commercial paper program borrowings are effectively limited to the lesser of $1.5 billion or the total amount available under the Credit Facility. At December 31, 2011, we had $277 million in borrowings and no amounts of letters of credit outstanding under the Credit Facility, and no amounts outstanding under our commercial paper program.

        The Credit Facility has 21 lenders, with commitments ranging from $2.5 million to $135 million. Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, ("QC"), must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4:1 and 2.85:1, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally provides restrictions if we pledge assets or permit liens on our property, and requires that any advances under the Credit Facility must also be secured equally and ratably. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. When present, these provisions could have a wider impact on liquidity than might otherwise arise from a default or acceleration of a single debt instrument. To the extent that our EBITDA (as defined in our Credit Facility), is reduced by cash settlements or judgments, including in respect of any of the matters discussed in Note 16—Commitments and Contingencies, our debt to EBITDA ratios under certain debt agreements will be adversely affected. This could reduce our financing flexibility due to potential restrictions on incurring additional debt under certain provisions of our debt agreements or, in certain circumstances, could result in a default under certain provisions of such agreements.

        At December 31, 2011, our long-term debt (including current maturities) totaled $21.836 billion, compared to $7.328 billion outstanding at December 31, 2010. Substantially all of the $14.508 billion increase in our debt is attributable to the acquisition of Qwest on April 1, 2011 and our recent debt issuances to fund the acquisition of Savvis and the retirement of its credit facility in July 2011.

        Approximately $318 million of our CenturyLink, Inc. Series L 7.875% notes will mature on August 15, 2012 and on January 27, 2012, we called $800 million of Qwest Communications International Inc. 7.500% notes due February 15, 2014, committing to retire them on March 1, 2012. Subject to market conditions, we expect to continue to issue debt securities from time to time in the future to refinance a substantial portion of our maturing debt. This includes issuing debt securities of CenturyLink or through our QC subsidiary to refinance its maturing debt. The availability, interest rate and other terms of any new borrowings will depend on the ratings assigned to us and QC by the three major credit rating agencies, among other factors. Following our announcement in April 2011 of our agreement to purchase Savvis, one of these agencies revised its previous outlook on its rating of us from stable to negative. We believe this negative outlook could result in a ratings downgrade if we are unable to reduce our "debt leverage ratio," while maintaining "free cash flow" (each as defined by the ratings agency) over the 12 to 18 months following the negative outlook announcement.

        Between the date of this report and the end of 2012, we currently expect to reduce our consolidated debt levels by $800 million to $1.300 billion, based on current circumstances and market conditions.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility. At December 31, 2011, our outstanding letters of credit totaled $129 million under this facility.

Future Contractual Obligations

        The following table summarizes our estimated future contractual obligations at December 31, 2011:

	2012	2013	2014	2015	2016	2017 and thereafter	Total
	(Dollars in millions)
Long-term debt, including current maturities and capital lease obligations	$480	1,717	2,057	1,659	2,856	12,798	21,567
Interest on long-term debt and capital leases(1)	1,478	1,409	1,313	1,185	1,003	11,715	18,103
Operating leases	280	244	208	178	147	928	1,985
Purchase commitments(2)	268	114	77	52	47	148	706
Post-retirement benefit obligation	71	71	70	69	120	1,195	1,596
Non-qualified pension obligations	3	2	2	2	2	22	33
Unrecognized tax benefits(3)	—	—	—	—	—	86	86
Other	4	12	7	5	5	112	145

Total future contractual obligations(4)	$2,584	3,569	3,734	3,150	4,180	27,004	44,221

(1)
Interest paid in all years may differ due to future refinancing of debt. Interest on our floating rate debt was calculated for all years using the rates effective at December 31, 2011.

(2)
We have various long-term, non-cancelable purchase commitments for advertising and promotion services, including advertising and marketing at sports arenas and other venues and events. We also have service related commitments with various vendors for data processing, technical and software support services. Future payments under certain service contracts will vary depending on our actual usage. In the table above we estimated payments for these service contracts based on the level of services we expect to receive.

(3)
Represents the amount of tax and interest we would pay for our unrecognized tax benefits. Of our total balance of unrecognized tax benefits of $111 million and related estimated interest and penalties of $33 million, only $86 million would result in future cash payments if our tax positions were not upheld. The remaining $58 million is an unrecognized tax benefit in the form of a refund claim that, if not granted, would not result in a cash payment and therefore is not included in the table above. See Note 12—Income Taxes for additional information. The timing of any payments for our unrecognized tax benefits cannot be predicted with certainty; therefore, such amount is reflected in the "2017 and thereafter" column in the above table.

(4)
The table does not include:

•
our open purchase orders as of December 31, 2011. These purchase orders are generally at fair value, and are generally cancelable without penalty;

•
other long-term liabilities, such as accruals for legal matters and other taxes that are not contractual obligations by nature. We cannot determine with any degree of reliability the years in which these liabilities might ultimately settle;

  •
  cash funding requirements for pension benefits payable to certain eligible current and future retirees. Benefits paid by our qualified pension plans are paid through trusts. Cash funding requirements for the trusts are not included in this table as we are not able to reliably estimate required contributions to the trust. Our funding projections are discussed further below;

  •
  certain post-retirement benefits payable to certain eligible current and future retirees. Not all of our post-retirement benefit obligation amount is a contractual obligation and only the portion that we believe is a contractual obligation is reported in the table. See additional information on our benefits plans in Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report;

  •
  contract termination fees. These fees are non-recurring payments, the timing and payment of which, if any, is uncertain. In the ordinary course of business and to optimize our cost structure, we enter into contracts with terms greater than one year to use the network facilities of other carriers and to purchase other goods and services. Our contracts to use other carriers' network facilities generally have no minimum volume requirements and are based on an interrelationship of volumes and discounted rates. Assuming we exited these contracts in 2012, the contract termination fees would be approximately $819 million. Under the same assumption, termination fees for these contracts to purchase goods and services would be $185 million. In the normal course of business, we believe the payment of these fees is likely to be remote; and

  •
  potential indemnification obligations to counterparties in certain agreements entered into in the normal course of business. The nature and terms of these arrangements vary. Historically, we have not incurred significant costs related to performance under these types of arrangements.

Capital Expenditures

        We incur capital expenditures on an ongoing basis in order to enhance and modernize our networks, compete effectively in our markets and expand our service offerings. We evaluate capital expenditure projects based on a variety of factors, including expected strategic impacts (such as forecasted revenue growth or productivity, expense and service impacts) and our expected return on investment. The amount of capital investment is influenced by, among other things, demand for our services and products, cash generated by operating activities and regulatory considerations. We estimate our total 2012 capital expenditures to be approximately $2.7 billion to $2.9 billion.

        Our capital expenditures continue to be focused on our strategic services such as video, broadband and managed hosting services. In 2012, we anticipate that our fiber investment, which includes fiber to the tower, or FTTT, will be similar to that spent in 2011. FTTT is a type of telecommunications network consisting of fiber-optic cables that run from a telecommunication provider's broadband interconnection points to cellular towers. FTTT allows for the delivery of higher bandwidth services supporting mobile technologies than would otherwise generally be available through a more traditional telecommunications network.

Pension and Post-retirement Benefit Obligations

        We are subject to material obligations under our existing defined benefit pension plans and other post-retirement benefit plans. The accounting unfunded status as of December 31, 2011 of our defined pension plans and other post-retirement benefit obligations was $1.7 billion and $3.2 billion, respectively. See Note 8—Employee Benefits to our consolidated financial statements in Item 8 of this report for additional information about our pension and other post-retirement benefit arrangements.

        Benefits paid by our pension plans are paid through a trust. We contributed $587 million during the year ended December 31, 2011 to our pension plans and expect to make a contribution of less than $50 million in 2012. We currently expect that required and voluntary contributions for 2013 will be approximately $500 million, based on current laws and circumstances. The actual amount of contributions to our plans in 2013 and beyond will depend on earnings on investments, discount rates, demographic experience, changes in plans benefits and funding laws and regulations.

        Certain of our post-retirement health care and life insurance benefits plans are unfunded. Several trusts hold assets that are used to help cover the health care costs of certain retirees. As of December 31, 2011, the fair value of these trust assets was $693 million; however, a portion of these assets is comprised of investments with restricted liquidity. We estimate that the more liquid assets in the trust will be adequate to provide continuing reimbursements for covered post-retirement health care costs for approximately four years. Thereafter, covered benefits will be paid either directly by us or from the trusts as the remaining assets become liquid. This projected four year period could be substantially shorter or longer depending on returns on plan assets, the timing of maturities of illiquid plan assets and future changes in benefits.

Historical Information

        The following table summarizes our consolidated cash flow activities (which include cash flows from Savvis, Qwest and Embarq after their respective acquisition dates):

	Years Ended December 31,
			Increase (Decrease)
	2011	2010
	(Dollars in millions)
Net cash provided by operating activities	$4,201	2,045	2,156
Net cash used in investing activities	(3,647)	(859)	2,788
Net cash used in financing activities	(577)	(1,175)	(598)

	Years Ended December 31,
			Increase (Decrease)
	2010	2009
	(Dollars in millions)
Net cash provided by operating activities	$2,045	1,574	471
Net cash used in investing activities	(859)	(679)	180
Net cash used in financing activities	(1,175)	(976)	199

        The increase in our net cash provided by operating activities in 2011 is largely attributable to the acquisitions of Qwest and Savvis, which contributed net cash provided by operating activities of approximately $2.1 billion and $90 million, respectively. Net cash provided by operating activities in 2010 as compared to 2009 increased primarily due to 2010 including a full year of operations of Embarq as compared to only a half year in 2009. Our consolidated financial statements in Item 8 in this report provide information about the components of net income and differences between net income and net cash provided by operating activities. For additional information about our operating results, see "Results of Operations" above.

        Net cash used in investing activities included payments for property, plant and equipment and capitalized software of $2.411 billion in 2011, including $1.329 billion for Qwest and Savvis' post-acquisition capital expenditures, compared to $864 million in 2010. In addition, we paid $1.671 billion, net of $61 million cash received, for the acquisition of Savvis on July 15, 2011. Cash used in investing activities in 2011 was partially offset by cash acquired through the April 1, 2011 acquisition of Qwest of $419 million, net of $5 million cash paid.

        Net cash used in financing activities decreased in 2011 primarily due to us receiving net debt proceeds in excess of payments of approximately $1.1 billion in 2011 and a debt payment of $500 million in 2010. In addition, our cash dividends paid increased $677 million in 2011 as compared to 2010 primarily as a result of the issuance of 308 million common shares in connection with our acquisitions of Qwest and Savvis in 2011. Net cash used in financing activities in 2010 as compared to 2009 increased due to a $319 million increase in cash dividends paid, primarily due to the issuance of

196 million shares issued on July 1, 2011 for the acquisition of Embarq, partially offset with $73 million in increased proceeds from the issuance of common stock under our equity incentive plans.

        On October 4, 2011, our indirect wholly owned subsidiary, Qwest Corporation ("QC"), issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points.

        On September 21, 2011, QC issued $575 million aggregate principal amount of its 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. In October 2011, QC used the net proceeds from this offering, together with the $927 million of net proceeds received on October 4, 2011, from the debt issuance described above and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.0 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rates plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain of Savvis' debt (see Note 2—Acquisitions). In April 2011, we received commitment letters from two banks to provide up to $2.0 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes, resulting in $16 million in transaction expenses recognized in other income (expense), net.

        On June 8, 2011, QC issued approximately $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date. QC used the net proceeds, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses.

Certain Matters Related to Acquisitions

        Qwest's pre-existing debt obligations consisted primarily of debt securities issued by Qwest and two of its subsidiaries while Savvis' remaining debt obligations consist primarily of capital leases, all of which are now included in our consolidated debt balances. The indentures governing Qwest's debt securities contain customary covenants that restrict the ability of Qwest or its subsidiaries from making certain payments and investments, granting liens and selling or transferring assets. Based on current circumstances, we do not anticipate that these covenants will significantly restrict our ability to manage cash balances or transfer cash between entities within our consolidated group of companies as needed.

        In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.292 billion as of April 1, 2011. Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The fair value of Qwest's debt securities exceeded their stated principal balances on the acquisition date by $693 million, which is being recognized as a reduction to interest expense over the remaining terms of the debt, of which $150 million was recognized in 2011.

Other Matters

        We have cash management arrangements with certain of our principal subsidiaries, in which substantial portions of the subsidiaries' cash is regularly transferred to us in exchange for matching receivables. In accordance with generally accepted accounting principles, these receivables are eliminated as intercompany transactions. Although we periodically repay these receivables to fund the subsidiaries' cash requirements throughout the year, at any given point in time we may owe a substantial sum to our subsidiaries under these receivables, which is not recorded on our consolidated balance sheets.

        We also are involved in various legal proceedings that could have a material effect on our financial position. See Note 16—Commitment and Contingencies for the current status of such legal proceedings, including matters involving Qwest.

Market Risk

        We are exposed to market risk from changes in interest rates on our variable rate long-term debt obligations. We seek to maintain a favorable mix of fixed and variable rate debt in an effort to limit interest costs and cash flow volatility resulting from changes in rates. From time to time over the past several years, we have used derivative instruments to (i) lock-in or swap our exposure to changing or variable interest rates for fixed interest rates or (ii) to swap obligations to pay fixed interest rates for variable interest rates; however, at December 31, 2011 we had no such instruments outstanding. We have established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative instrument activities. We do not hold or issue derivative financial instruments for trading or speculative purposes. Management periodically reviews our exposure to interest rate fluctuations and implements strategies to manage the exposure.

        At December 31, 2011, we have approximately $21.1 billion (excluding capital lease and other obligations with a carrying amount of $712 million) of long-term debt outstanding, 95% of which bears interest at fixed rates and is therefore not exposed to interest rate risk. We had $1.049 billion floating rate debt exposed to changes in the London InterBank Offered Rate (LIBOR). A hypothetical increase of 100 basis points in LIBOR relative to this debt would decrease our annual pre-tax earnings by $10 million.

        With our acquisition of Savvis in July 2011, we have become exposed to the risk of fluctuations in the foreign currencies in which its international operations are denominated, primarily the euro, the British Pound, the Canadian Dollar, the Japanese Yen and the Singapore Dollar. As a consolidated entity, the percentage of revenues generated and costs incurred that are denominated in these currencies is immaterial. We use a sensitivity analysis to estimate our exposure to this foreign currency risk, measuring the change in financial position arising from hypothetical 10% change in the exchange rates of these currencies, relative to the U.S. Dollar with all other variables held constant. The aggregate potential change in the fair value of assets resulting from a hypothetical 10% change in these exchange rates was $15 million at December 31, 2011.

        Certain shortcomings are inherent in the method of analysis presented in the computation of exposures to market risks. Actual values may differ materially from those presented above if market conditions vary from the assumptions used in the analyses performed. These analyses only incorporate the risk exposures that existed at December 31, 2011.

Off-Balance Sheet Arrangements

        We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support and we do not engage in leasing, hedging, or other similar activities that expose us to any significant liabilities that are not (i) reflected on the face of the consolidated financial statements or in the Future Contractual Obligations table above or (ii) discussed under the heading "Market Risk" above.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Risk" in Item 7 of this report is incorporated herein by reference.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework of COSO, management concluded that our internal control over financial reporting was effective at December 31, 2011. The effectiveness of our internal control over financial reporting at December 31, 2011 has been audited by KPMG LLP, as stated in their report which is included herein.

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

/s/ R. Stewart Ewing, Jr.

R. Stewart Ewing, Jr.
Executive Vice President, Chief Financial Officer and Assistant Secretary
February 27, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

        We have audited the accompanying consolidated balance sheets of CenturyLink, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
February 27, 2012

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CenturyLink, Inc.:

        We have audited CenturyLink, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Shreveport, Louisiana
February 27, 2012

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share amounts and shares in thousands)
OPERATING REVENUES	$15,351	7,042	4,974

OPERATING EXPENSES
Cost of services and products (exclusive of depreciation and amortization)	6,325	2,544	1,801
Selling, general and administrative	2,975	1,004	965
Depreciation and amortization	4,026	1,434	975

Total operating expenses	13,326	4,982	3,741

OPERATING INCOME	2,025	2,060	1,233
OTHER INCOME (EXPENSE)
Interest expense	(1,072)	(544)	(367)
Other income (expense)	(5)	15	(53)

Total other income (expense)	(1,077)	(529)	(420)
INCOME BEFORE INCOME TAX EXPENSE	948	1,531	813
Income tax expense	375	583	302
NET INCOME BEFORE EXTRAORDINARY ITEM	573	948	511
Extraordinary item, net of $81 tax (Note 14)	—	—	136

NET INCOME	$573	948	647

BASIC AND DILUTED EARNINGS PER COMMON SHARE
Before extraordinary item	$1.07	3.13	2.55
Extraordinary item	—	—	.68

Basic and diluted earnings per common share	$1.07	3.13	3.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	532,780	300,619	198,813
DILUTED	534,121	301,297	199,057

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
NET INCOME	$573	948	647

OTHER COMPREHENSIVE (LOSS) INCOME:
Items related to employee benefit plans:
Change in net actuarial loss, net of $508, $32 and $(36) tax	(812)	(53)	49
Change in net prior service credit, net of $23, $2 and $7 tax	(37)	(3)	(11)
Auction rate securities marked to market, net of $2, $— and $— tax	(4)	—	—
Foreign currency translation adjustment and other, net of $2, $— and $— tax	(18)	—	—

Other comprehensive (loss) income	(871)	(56)	38

COMPREHENSIVE (LOSS) INCOME	$(298)	892	685

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in millions and shares in thousands)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$128	173
Accounts receivable, less allowance of $145 and $60	1,952	713
Income tax receivable	27	102
Deferred income taxes, net	1,026	81
Other	390	74

Total current assets	3,523	1,143

NET PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment	29,577	16,329
Accumulated depreciation	(10,141)	(7,575)

Net property, plant and equipment	19,436	8,754

GOODWILL AND OTHER ASSETS
Goodwill	21,724	10,261
Customer relationships, net	8,361	930
Other intangible assets, net	2,239	622
Other	856	328

Total goodwill and other assets	33,180	12,141

TOTAL ASSETS	$56,139	22,038

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$480	12
Accounts payable	1,399	300
Accrued expenses and other liabilities
Salaries and benefits	634	159
Income and other taxes	383	124
Interest	293	104
Other	250	122
Advance billings and customer deposits	580	190

Total current liabilities	4,019	1,011

LONG-TERM DEBT	21,356	7,316

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes, net	3,823	2,369
Benefit plan obligations, net	4,855	1,306
Other	1,259	389

Total deferred credits and other liabilities	9,937	4,064

COMMITMENTS AND CONTINGENCIES (Note 16)
STOCKHOLDERS' EQUITY
Preferred stock—non-redeemable, $25.00 par value, authorized 2,000 shares, issued and outstanding 9 and 9 shares	—	—
Common stock, $1.00 par value, authorized 800,000 shares, issued and outstanding 618,514 and 304,948 shares	619	305
Additional paid-in capital	18,901	6,181
Accumulated other comprehensive loss	(1,012)	(141)
Retained earnings	2,319	3,302

Total stockholders' equity	20,827	9,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,139	22,038

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
OPERATING ACTIVITIES
Net income	$573	948	647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,026	1,434	975
Extraordinary item, net of income tax expense	—	—	(136)
Deferred income taxes	395	132	154
Provision for uncollectible accounts	153	91	57
Long-term debt (premium) discount amortization	(148)	1	11
Changes in current assets and current liabilities:
Accounts receivable	(102)	(118)	(80)
Accounts payable	(58)	(96)	(32)
Accrued income and other taxes	31	38	(150)
Other current assets and other current liabilities, net	(76)	(127)	121
Retirement benefits	(688)	(271)	(82)
Changes in other noncurrent assets and liabilities	(6)	(13)	40
Other, net	101	26	49

Net cash provided by operating activities	4,201	2,045	1,574

INVESTING ACTIVITIES
Payments for property, plant and equipment and capitalized software	(2,411)	(864)	(755)
Cash paid for Savvis acquisition, net of $61 cash acquired	(1,671)	—	—
Cash acquired in Qwest acquisition, net of $5 cash paid	419	—	—
Cash acquired in Embarq acquisition	—	—	77
Other, net	16	5	(1)

Net cash used in investing activities	(3,647)	(859)	(679)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt	4,102	—	644
Payments of long-term debt	(2,984)	(500)	(825)
Net (payments) borrowings on credit facility	(88)	74	(272)
Debt issuance and retirement costs	(114)	—	(7)
Dividends paid	(1,556)	(879)	(560)
Net proceeds from issuance of common stock	103	130	57
Repurchase of common stock	(31)	(17)	(16)
Other, net	(9)	17	3

Net cash used in financing activities	(577)	(1,175)	(976)

Effect of exchange rate changes on cash and cash equivalents	(22)	—	—

Net (decrease) increase in cash and cash equivalents	(45)	11	(81)
Cash and cash equivalents at beginning of period	173	162	243

Cash and cash equivalents at end of period	$128	173	162

Supplemental cash flow information:
Income taxes refunded (paid), net	$118	(424)	(257)
Interest (paid) (net of capitalized interest of $25, $13 and $3)	$(1,225)	(548)	(392)

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
COMMON STOCK (represents dollars and shares)
Balance at beginning of period	$305	299	100
Issuance of common stock to acquire Qwest, including shares issued in connection with share-based compensation awards	294	—	—
Issuance of common stock to acquire Savvis, including shares issued in connection with share-based compensation awards	14	—	—
Issuance of common stock to acquire Embarq, including shares issued in connection with share-based compensation awards	—	—	196
Issuance of common stock through dividend reinvestment, incentive and benefit plans	6	6	4
Shares withheld to satisfy tax withholdings	—	—	(1)

Balance at end of period	619	305	299

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	6,181	6,020	45
Issuance of common stock to acquire Qwest, including assumption of share-based compensation awards	11,974	—	—
Issuance of common stock to acquire Savvis, including assumption of share-based compensation awards	601	—	—
Issuance of common stock to acquire Embarq, including assumption of share-based compensation awards	—	—	5,874
Issuance of common stock through dividend reinvestment, incentive and benefit plans	97	124	53
Shares withheld to satisfy tax withholdings	(30)	(16)	(15)
Share-based compensation and other, net	78	53	63

Balance at end of period	18,901	6,181	6,020

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance at beginning of period	(141)	(85)	(123)
Other comprehensive (loss) income	(871)	(56)	38

Balance at end of period	(1,012)	(141)	(85)

RETAINED EARNINGS
Balance at beginning of period	3,302	3,233	3,146
Net income	573	948	647
Dividends declared	(1,556)	(879)	(560)

Balance at end of period	2,319	3,302	3,233

TOTAL STOCKHOLDERS' EQUITY	$20,827	9,647	9,467

See accompanying notes to consolidated financial statements.

CENTURYLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless the context requires otherwise, references in this report to "CenturyLink," "we," "us" and "our" refer to CenturyLink, Inc. and its consolidated subsidiaries, including SAVVIS, Inc. and its consolidated subsidiaries (referred to as "Savvis") for periods on or after July 15, 2011, Qwest Communications International Inc. and its consolidated subsidiaries (referred to as "Qwest") for periods on or after April 1, 2011, and Embarq Corporation and its consolidated subsidiaries (referred to as "Embarq") for periods on or after July 1, 2009.

(1)   Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

        We are an integrated communications company engaged primarily in providing an array of communications services to our residential, business, governmental and wholesale customers. Our communications services include local and long-distance, network access, private line (including special access), public access, broadband, data, managed hosting (including cloud hosting), colocation, wireless and video services. In certain local and regional markets, we also provide local access and fiber transport services to competitive local exchange carriers and security monitoring.

        The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries over which we exercise control. These subsidiaries include our acquisition of SAVVIS, Inc. ("Savvis") on July 15, 2011, Qwest Communications International Inc. ("Qwest") on April 1, 2011 and Embarq Corporation ("Embarq") on July 1, 2009 (See Note 2—Acquisitions). All intercompany amounts and transactions with our consolidated subsidiaries have been eliminated.

        Through June 30, 2009, CenturyLink accounted for its regulated telephone operations (except for the properties acquired from Verizon in 2002) in accordance with the provisions of regulatory accounting under which certain of our assets and liabilities were required to be recorded and, accordingly, reflected in the balance sheets of our regulated entities. On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation. In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of operations of $136 million after-tax. See Note 14—Discontinuance of Regulatory Accounting for additional information.

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

        Our consolidated financial statements reflect changes in the way we present the effects of noncontrolling interests in certain of our subsidiaries. To simplify the overall presentation of our financial statements, we no longer display immaterial amounts attributable to noncontrolling interests as separate items. In our revised presentation we report: (i) income attributable to noncontrolling interests in other income (expense), (ii) equity attributable to noncontrolling interests in additional paid-in capital and (iii) cash flows attributable to noncontrolling interests in other financing activities. As a result of this change, the amounts we now report as net income correspond to amounts that we previously reported as net income attributable to CenturyLink, Inc. This presentation change had no effect on earnings per common share, total equity or the classification of our cash flows.

        During 2011, we changed the definitions we use to classify expenses as cost of services and products and selling, general and administrative, and as a result, we reclassified previously reported amounts to conform to the current period presentation. These revisions resulted in the reclassification of $134 million and $49 million from selling, general and administrative to cost of services and products for years ended December 31, 2010 and 2009, respectively. Our current definitions are as follows:

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

        We also have reclassified certain other prior period amounts to conform to the current period presentation, including the categorization of our revenues and our segment reporting (see Note 13—Segment Information). These changes had no impact on total revenues, total operating expenses or net income for any period.

        We have reclassified certain prior year balance sheet amounts presented in our Annual Report on Form 10-K for the year ended December 31, 2010. We primarily reclassified $312 million from other assets to other intangible assets, net.

Summary of Significant Accounting Policies

  Use of Estimates

        Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions we made when accounting for items and matters such as, but not limited to, investments, long-term contracts, customer retention patterns, allowance for doubtful accounts, depreciation, amortization, asset valuations, internal labor capitalization rates, recoverability of assets (including deferred tax assets), impairment assessments, pension, post-retirement and other post-employment benefits, taxes, certain liabilities and other provisions and contingencies are reasonable, based on information available at the time they were made. These estimates, judgments and assumptions can affect the reported amounts of assets, liabilities and components of stockholders' equity as of the dates of the consolidated balance sheets, as well as the reported amounts of revenue, expenses and components of cash flows during the periods presented in our consolidated statements of operations, our consolidated statements of comprehensive (loss) income and our consolidated statements of cash flows. We also make estimates in our assessments of potential losses in relation to threatened or pending tax and legal matters. See Note 12—Income Taxes and Note 16—Commitments and Contingencies for additional information.

        For matters not related to income taxes, if a loss is considered probable and the amount can be reasonably estimated, we recognize an expense for the estimated loss. If we have the potential to recover a portion of the estimated loss from a third party, we make a separate assessment of recoverability and reduce the estimated loss if recovery is also deemed probable.

        For matters related to income taxes, if the impact of an uncertain tax position is more likely than not to be sustained upon audit by the relevant taxing authority, then we recognize a benefit for the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained. Interest is recognized on the amount of unrecognized benefit from uncertain tax positions.

        For all of these and other matters, actual results could differ from our estimates.

  Revenue Recognition

        We recognize revenue for services when the related services are provided. Recognition of certain payments received in advance of services being provided is deferred until the service is provided. These advance payments include activation and installation charges, which we recognize as revenue over the expected customer relationship period, which ranges from eighteen months to over ten years depending on the service. We also defer costs for customer acquisitions. The deferral of customer acquisition costs is limited to the amount of revenue deferred on advance payments. Costs in excess of advance payments are recorded as expense in the period such costs are incurred. Expected customer relationship periods are estimated using historical experience. Termination fees or other fees on existing contracts that are negotiated in conjunction with new contracts are deferred and recognized over the new contract term.

        We offer bundle discounts to our customers who receive certain groupings of services. These bundle discounts are recognized concurrently with the associated revenues and are allocated to the various services in the bundled offering based on the estimated selling price of services included in each bundled combination. Revenues from installation activities are deferred and recognized as revenue over the estimated life of the customer relationship. The costs associated with such installation activities, up to the related amount of deferred revenue, are deferred and recognized as an operating expense over the same period.

        Customer arrangements that include both equipment and services are evaluated to determine whether the elements are separable. If the elements are deemed separable and separate earnings processes exist, the revenue associated with each element is allocated to each element based on the relative estimated selling price of the separate elements. We have estimated the selling prices of each element by reference to vendor-specific objective evidence of selling prices when the elements are sold separately. The revenue associated with each element is then recognized as earned. For example, if we receive an advance payment when we sell equipment and continuing service together, we immediately recognize as revenue the amount allocated to the equipment as long as all the conditions for revenue recognition have been satisfied. The portion of the advance payment allocated to the service based upon its relative selling price is recognized ratably over the longer of the contractual period or the expected customer relationship period.

        We have periodically transferred optical capacity assets on our network to other telecommunications service carriers. These transactions are structured as indefeasible rights of use, commonly referred to as IRUs, which are the exclusive right to use a specified amount of capacity or fiber for a specified term, typically 20 years. We account for the cash consideration received on transfers of optical capacity assets and on all of the other elements deliverable under an IRU, as revenue ratably over the term of the agreement. We have not recognized revenue on any contemporaneous exchanges of our optical capacity assets for other optical capacity assets.

        We offer some products and services that are provided by third-party vendors. We review the relationship between us, the vendor and the end customer to assess whether revenue should be reported on a gross or net basis. In assessing whether revenue should be reported on a gross or net basis, we consider whether we act as a principal in the transaction, take title to the products, have risk and rewards of ownership and act as an agent or broker. Based on our agreements with DIRECTV and Verizon Wireless, we offer these services through sales agency relationships which are reported on a net basis.

        For our Savvis operations, we have service level commitments pursuant to individual client contracts with certain of our clients. To the extent that such service levels are not achieved or are otherwise disputed due to performance or service issues or other service interruptions or conditions, we will estimate the amount of credits to be issued and record a reduction to revenue, with a corresponding increase in the allowance for doubtful accounts. In the event we provide credits or payments to clients related to service level claims, we may recover such costs through third party insurance agreements. Insurance proceeds received under these agreements are recorded as an offset to previously recorded revenue reductions.

  USF, Gross Receipts Taxes and Other Surcharges

        In determining whether to include in our revenue and expenses the taxes and surcharges collected from customers and remitted to governmental authorities, including USF charges, sales, use, value added and some excise taxes, we assess, among other things, whether we are the primary obligor or principal taxpayer for the taxes assessed in each jurisdiction where we do business. In jurisdictions where we determine that we are the principal taxpayer, we record the taxes on a gross basis and include them in our revenue and costs of services and products.

        In jurisdictions where we determine that we are merely a collection agent for the government authority, we record the taxes on a net basis and do not include them in our revenue and costs of services and products.

  Advertising Costs

        Costs related to advertising are expensed as incurred and included in selling, general and administrative expenses in our consolidated statements of operations. For the years ended December 31, 2011, 2010 and 2009, our advertising expense was $275 million, $49 million and $25 million, respectively.

  Legal Costs

        In the normal course of our business, we incur costs to hire and retain external legal counsel to advise us on regulatory, litigation and other matters. We expense these costs as the related services are received.

  Income Taxes

        We file a consolidated federal income tax return with our eligible subsidiaries. The provision for income taxes consists of an amount for taxes currently payable, an amount for tax consequences deferred to future periods, adjustments to our liabilities for uncertain tax positions and amortization of investment tax credits. We record deferred income tax assets and liabilities reflecting future tax consequences attributable to tax net operating loss carryforwards (NOLs), tax credit carryforwards and differences between the financial statement carrying value of assets and liabilities and the tax bases of those assets and liabilities. Deferred taxes are computed using enacted tax rates expected to apply in the year in which the differences are expected to affect taxable income. The effect on deferred income tax assets and liabilities of a change in tax rate is recognized in earnings in the period that includes the enactment date.

        We use the deferral method of accounting for federal investment tax credits earned prior to the repeal of such credits in 1986. We also defer certain transitional investment tax credits earned after the repeal, as well as investment tax credits earned in certain states. We amortize these credits ratably over the estimated service lives of the related assets as a credit to our income tax expense in our consolidated statements of operations.

        We establish valuation allowances when necessary to reduce deferred income tax assets to the amounts that we believe are more likely than not to be recovered. A significant portion of our net deferred tax assets relate to tax benefits attributable to NOLs. Each quarter we evaluate the need to retain all or a portion of the valuation allowance on our deferred tax assets. At December 31, 2011, we concluded that it was more likely than not that we would realize the majority of our deferred tax assets. See Note 12—Income Taxes for additional information.

  Cash and Cash Equivalents

        Cash and cash equivalents include highly liquid investments that are readily convertible into cash and are not subject to significant risk from fluctuations in interest rates. As a result, the value at which cash and cash equivalents are reported in our consolidated financial statements approximates their fair value. In evaluating investments for classification as cash equivalents, we require that individual securities have original maturities of three months or less and that individual investment funds have dollar-weighted average maturities of ninety days or less. To preserve capital and maintain liquidity, we invest with financial institutions we deem to be of sound financial condition and in high quality and relatively risk-free investment products. Our cash investment policy limits the concentration of investments with specific financial institutions or among certain products and includes criteria related to credit worthiness of any particular financial institution.

        Book overdrafts occur when checks have been issued but have not been presented to our controlled disbursement bank accounts for payment. Disbursement bank accounts allow us to delay funding of issued checks until the checks are presented for payment. Until the issued checks are presented for payment, the book overdrafts are included in accounts payable on our consolidated balance sheet. This activity is included in the operating activities section in our consolidated statements of cash flows.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts Receivable are recognized based upon the amount due from customers for the services provided or at cost for purchased and other receivables less an allowance for doubtful accounts. The allowance for doubtful accounts receivable reflects our best estimate of probable losses inherent in our receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence. We generally consider our accounts past due if they are outstanding over 30 days. Our collection process varies by the customer segment, amount of the receivable, and our evaluation of the customer's credit risk. Our past due accounts are written off against our allowance for doubtful accounts when collection is considered to be not probable. Any recoveries of accounts previously written off are generally recognized as a reduction in bad debt expense in the period received. The carrying value of accounts receivable net of the allowance for doubtful accounts approximates fair value.

  Property, Plant and Equipment

        Property, plant and equipment acquired in connection with our acquisitions was recorded based on its estimated fair value as of its acquisition date plus the estimated value of any associated legally or contractually required retirement obligations. Substantially all other property, plant and equipment is stated at original cost plus the estimated value of any associated legally or contractually required retirement obligations. Property, plant and equipment is depreciated primarily using the straight-line group method. Under the straight-line group method, assets dedicated to providing telecommunications services (which comprise the majority of our property, plant and equipment) that have similar physical characteristics, use and expected useful lives are categorized in the year acquired on the basis of equal life groups for purposes of depreciation and tracking. Generally, under the straight-line group method, when an asset is sold or retired, the cost is deducted from property, plant and equipment and charged to accumulated depreciation without recognition of a gain or loss. A gain or loss is recognized in our consolidated statements of operations only if a disposal is abnormal or unusual. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the expected lease term. Expenditures for maintenance and repairs are expensed as incurred. Interest is capitalized during the construction phase of network and other internal-use capital projects. Employee-related costs for construction of network and other internal use assets are also capitalized during the construction phase. Property, plant and equipment supplies used internally are carried at average cost, except for significant individual items for which cost is based on specific identification.

        We perform annual internal reviews to evaluate the reasonableness of the depreciable lives for our property, plant and equipment. Our reviews utilize models that take into account actual usage, physical wear and tear, replacement history, assumptions about technology evolution and, in certain instances, actuarially determined probabilities to estimate the remaining life of our asset base. The changes in our estimates incorporated as a result of our most recent reviews did not have a material impact on the level of our depreciation expense.

        We have asset retirement obligations associated with the legally or contractually required removal of a limited group of property, plant and equipment assets from leased properties and the disposal of certain hazardous materials present in our owned properties. When an asset retirement obligation is identified, usually in association with the acquisition of the asset, we record the fair value of the obligation as a liability. The fair value of the obligation is also capitalized as property, plant and equipment and then amortized over the estimated remaining useful life of the associated asset. Where the removal obligation is not legally binding, the net cost to remove assets is expensed in the period in which the costs are actually incurred.

        We review long-lived assets, other than goodwill and other intangible assets with indefinite lives, for impairment whenever facts and circumstances indicate that the carrying amounts of the assets may not be recoverable. For measurement purposes, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, absent a material change in operations. An impairment loss is recognized only if the carrying amount of the asset group is not recoverable and exceeds its fair value. Recoverability of the asset group to be held and used is measured by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by the asset group. If the asset group's carrying value is not recoverable, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value. We determine fair values by using a combination of comparable market values and discounted cash flows, as appropriate.

  Goodwill, Customer Relationships and Other Intangible Assets

        Intangible assets arising from business combinations, such as goodwill, customer relationships, trademarks and tradenames, are initially recorded at fair value. We amortize customer relationships primarily over an estimated life of 10 years, using either the sum-of-the-years-digits or straight-line methods, depending on the type of customer. We amortize capitalized software using the straight-line method over estimated lives ranging up to seven years and amortize our other intangible assets predominantly using the sum-of-the-years digits method over an estimated life of four years. Other intangible assets not arising from business combinations are initially recorded at cost. Where there are no legal, regulatory, contractual or other factors that would reasonably limit the useful life of an intangible asset, we classify the intangible asset as indefinite-lived and such intangible assets are not amortized.

        Internally used software, whether purchased or developed by us, is capitalized and amortized using the straight-line group method over its estimated useful life. We have capitalized certain costs associated with software such as costs of employees devoting time to the projects and external direct costs for materials and services. Costs associated with software to be used for internal purposes are expensed until the point at which the project has reached the development stage. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance, data conversion and training costs are expensed in the period in which they are incurred. We review the remaining economic lives of our capitalized software annually. Capitalized software is included in other intangible assets, net, in our consolidated balance sheets.

        Our long-lived intangible assets with indefinite lives are reviewed for impairment annually or whenever an event occurs or circumstances change that would indicate an impairment may have occurred. These assets are carried at historical cost if their estimated fair value is greater than their carrying amounts. However, if their estimated fair value is less than the carrying amount, other indefinite-lived intangible assets are reduced to their estimated fair value through an impairment charge to our consolidated statements of operations. In the fourth quarter of 2011, we completed our annual review and determined that the fair value of our indefinite-lived intangible assets exceeded their carrying amounts; accordingly, no impairment charge was recorded in 2011.

        We are required to review goodwill for impairment at least annually, or more frequently if events or a change in circumstances indicate that an impairment may have occurred. We are required to write-down the value of goodwill only in periods in which the recorded amount of goodwill exceeds the fair value. Our annual measurement date for testing goodwill impairment is September 30. Subsequent to our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we managed our operations based on four operating segments (regional markets, business markets, wholesale markets and Savvis operations) and have considered these four operating segments to be the appropriate level for testing goodwill impairment as of September 30, 2011. Prior to our acquisition of Qwest, our reporting units were generally aligned to our five geographic operating regions, under which we managed the substantial portion of our operations. See Note 3—Goodwill, Customer Relationships and Other Intangible Assets for additional information.

        We periodically review the estimated lives and methods used to amortize our other intangible assets. The actual amounts of amortization expense may differ materially from our estimates, depending on the results of our periodic reviews and our final determinations of acquisition date fair value related to Savvis' and Qwest's intangible assets. For more information, see Note 2—Acquisitions.

  Pension and Post-Retirement Benefits

        We recognize the overfunded or underfunded status of our defined benefit and post-retirement plans as an asset or a liability on our balance sheet. Accumulated actuarial gains and losses are a component of our other comprehensive (loss) income, which is then included in our accumulated other comprehensive (loss) income. Pension and post-retirement benefit expenses are recognized over the period in which the employee renders service and becomes eligible to receive benefits. We make significant assumptions (including the discount rate, expected rate of return on plan assets and health care trend rates) in computing the pension and post-retirement benefits expense and obligations. See Note 8—Employee Benefits.

  Foreign Currency

        Our results of operations include foreign subsidiaries, which are translated from the applicable functional currency to the United States dollar using the average exchange rates during the reporting period, while assets and liabilities are translated at the reporting date. Resulting gains or losses from translating foreign currency are included in accumulated other comprehensive (loss) income.

  Common Stock

        At December 31, 2011, we had unissued shares of CenturyLink common stock reserved of 43.6 million shares for incentive compensation, 4.1 million shares for acquisitions, 3.4 million shares for our employee stock purchase plan ("ESPP") and 400,000 shares for our dividend reinvestment plan.

  Preferred stock

        Holders of outstanding CenturyLink preferred stock are entitled to receive cumulative dividends, receive preferential distributions equal to $25 per share plus unpaid dividends upon CenturyLink's liquidation and vote as a single class with the holders of common stock.

Recently Issued Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This update simplifies the goodwill impairment assessment by allowing a company to first review qualitative factors to determine the likelihood of whether the fair value of a reporting unit is less than its carrying amount before applying the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, a company would not be required to perform the two-step goodwill impairment test for that reporting unit. This update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. This ASU, which we adopted during the third quarter of 2011, did not have any impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method requires a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update was effective for us on January 1, 2011 and we have adopted it prospectively for revenue arrangements entered into or materially modified after January 1, 2011. This standard update has not had and is not expected to have a material impact on our consolidated financial statements since the allocation of revenue has historically been based upon the relative fair value of the elements as determined by reference to vendor specific objective evidence of fair value when the elements have been sold on a stand-alone basis.

(2)   Acquisitions

Acquisition of Savvis

        On July 15, 2011, we acquired all of the outstanding common stock of Savvis, a provider of cloud hosting, managed hosting, colocation and network services in domestic and foreign markets. We believe this acquisition enhances our ability to be an information technology partner with our existing business customers and strengthens our opportunities to attract new business customers in the future. Each share of Savvis common stock outstanding immediately prior to the acquisition converted into the right to receive $30 per share in cash and 0.2479 shares of CenturyLink common stock. The aggregate consideration of $2.382 billion consisted of:

  •
  cash payments of $1.732 billion;

  •
  the 14.313 million shares of CenturyLink common stock issued to consummate the acquisition,

  •
  the closing stock price of CenturyLink common stock at July 14, 2011 of $38.54; and

  •
  the estimated net value of the pre-combination portion of certain share-based compensation awards assumed by CenturyLink of $98 million, of which $33 million was paid in cash.

        Upon completing the acquisition, we also paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction expenses totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from the June 2011 issuance of senior notes with an aggregate principal amount of $2.0 billion. See Note 4—Long-term Debt and Credit Facilities, for additional information about our senior notes.

        We have recognized the assets and liabilities of Savvis based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Savvis' assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the second quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at December 31, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $1.357 billion, which has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale and product and market diversification that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

July 15, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$213
Property, plant and equipment	1,335
Identifiable intangible assets
Customer relationships	794
Other	51
Other noncurrent assets	27
Current liabilities, excluding current maturities of long-term debt	(129)
Current maturities of long-term debt	(38)
Long-term debt	(840)
Deferred credits and other liabilities	(388)
Goodwill	1,357

Aggregate consideration	$2,382

Acquisition of Qwest

        On April 1, 2011, we acquired all of the outstanding common stock of Qwest, a provider of data, Internet, video and voice services nationwide and globally. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. As of the acquisition date, Qwest served approximately 9.0 million access lines and approximately 3.0 million broadband subscribers across 14 states. Each share of Qwest common stock outstanding immediately prior to the acquisition converted into the right to receive 0.1664 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration was $12.273 billion based on:

  •
  the 294 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at March 31, 2011 of $41.55;

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of $52 million (excluding the value of restricted stock included in the number of issued shares specified above); and

  •
  cash paid in lieu of the issuance of fractional shares of $5 million.

        We assumed approximately $12.7 billion of long-term debt in connection with our acquisition of Qwest.

        We have recognized the assets and liabilities of Qwest based on our preliminary estimates of their acquisition date fair values. The determination of the fair values of the acquired assets and assumed liabilities (and the related determination of estimated lives of depreciable tangible and identifiable intangible assets) requires significant judgment. As such, we have not completed our valuation analysis and calculations in sufficient detail necessary to arrive at the final estimates of the fair value of Qwest's assets acquired and liabilities assumed, along with the related allocations to goodwill and intangible assets. The fair values of certain tangible assets, intangible assets, certain contingent liabilities and residual goodwill are the most significant areas not yet finalized and therefore are subject to change. We expect to complete our final fair value determinations no later than the first quarter of 2012. Our final fair value determinations may be significantly different than those reflected in our consolidated financial statements at December 31, 2011.

        Based on our preliminary estimate, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $10.106 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our preliminary assignment of the aggregate consideration:

April 1, 2011
(Dollars in millions)
Cash, accounts receivable and other current assets	$2,128
Property, plant and equipment	9,554
Identifiable intangible assets
Customer relationships	7,625
Capitalized software	1,702
Other	189
Other noncurrent assets	373
Current liabilities, excluding current maturities of long-term debt	(2,428)
Current maturities of long-term debt	(2,422)
Long-term debt	(10,253)
Deferred credits and other liabilities	(4,301)
Goodwill	10,106

Aggregate consideration	$12,273

Acquisition of Embarq

        On July 1, 2009, we acquired all of the outstanding common stock of Embarq Corporation ("Embarq"), a provider of data, Internet, video and voice services. We entered into this acquisition, among other things, to realize certain strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks. As of the acquisition date, Embarq served approximately 5.4 million access lines and approximately 1.5 million broadband subscribers across 18 states. Each share of Embarq common stock outstanding immediately prior to the acquisition converted into the right to receive 1.37 shares of CenturyLink common stock, with cash paid in lieu of fractional shares. The aggregate consideration of $6.070 billion was based on:

  •
  the 196 million shares of CenturyLink common stock issued to consummate the acquisition;

  •
  the closing stock price of CenturyLink common stock at June 30, 2009 of $30.70; and

  •
  the estimated net value of the pre-combination portion of share-based compensation awards assumed by CenturyLink of approximately $50 million (excluding the value of restricted stock included in the number of issued shares specified above).

        We assumed approximately $4.9 billion of long-term debt in connection with our acquisition of Embarq.

        In connection the Embarq acquisition, we amended our charter to eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share.

        We have recognized the assets and liabilities of Embarq based on their acquisition date fair values. Based on our final determination of fair value in June 2010, the aggregate consideration exceeds the aggregate estimated fair value of the acquired assets and assumed liabilities by $6.245 billion, which amount has been recognized as goodwill. This goodwill is attributable to strategic benefits, including enhanced financial and operational scale, market diversification and leveraged combined networks that we expect to realize. None of the goodwill associated with this acquisition is deductible for income tax purposes.

        The following is our assignment of the aggregate consideration:

July 1, 2009
(Dollars in millions)
Cash, accounts receivable and other current assets	$676
Property, plant and equipment	6,078
Identifiable intangible assets
Customer relationships	1,098
Right of way	268
Other	27
Other noncurrent assets	24
Current liabilities, excluding current maturities of long-term debt	(837)
Current maturities of long-term debt	(2)
Long-term debt	(4,885)
Deferred credits and other liabilities	(2,622)
Goodwill	6,245

Aggregate consideration	$6,070

        In connection with consummating the Embarq acquisition, we amended our charter to (i) eliminate our time-phase voting structure, which previously entitled persons who beneficially owned shares of our common stock continuously since May 30, 1987 to ten votes per share, and (ii) increase the authorized number of shares of our common stock from 350 million to 800 million. As so amended and restated, our charter provides that each share of our common stock is entitled to one vote per share with respect to each matter properly submitted to shareholders for their vote, consent, waiver, release or other action.

References to Acquired Businesses

        In the discussion that follows, we refer to the business that we operated prior to the Qwest acquisition (including Embarq's business) as "Legacy CenturyLink" and refer to the incremental business activities that we now operate as a result of the Savvis acquisition and the Qwest acquisition as "Legacy Savvis" and "Legacy Qwest", respectively.

Combined Pro Forma Operating Results (Unaudited)

        For the year ended December 31, 2011, CenturyLink's results of operations included operating revenues (net of intercompany eliminations) attributable to Qwest and Savvis of $8.2 billion and $483 million, respectively. The addition of Qwest and Savvis post-acquisition operations did not contribute significantly to our consolidated net income.

        The following unaudited pro forma financial information presents the combined results of CenturyLink as if the Qwest and Savvis acquisitions had been consummated as of January 1, 2010.

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Operating revenues	$18,692	19,431
Net income	601	293
Basic earnings per common share	.97	.48
Diluted earnings per common share	.97	.48

        This pro forma information reflects certain adjustments to previously reported operating results, consisting of primarily:

  •
  decreased operating revenues and expenses due to the elimination of deferred revenues and deferred expenses associated with installation activities and capacity leases that were assigned no value at the acquisition date and the elimination of transactions among CenturyLink, Qwest and Savvis that are now subject to intercompany elimination;

  •
  increased amortization expense related to identifiable intangible assets, net of decreased depreciation expense to reflect the fair value of property, plant and equipment;

  •
  decreased recognition of retiree benefit expenses for Qwest due to the elimination of unrecognized actuarial losses;

  •
  decreased interest expense primarily due to the amortization of an adjustment to reflect the increased fair value of long-term debt of Qwest recognized on the acquisition date; and

  •
  the related income tax effects.

        The pro forma information does not necessarily reflect the actual results of operations had the Qwest and Savvis acquisitions been consummated at January 1, 2010, nor is it necessarily indicative of future operating results. The pro forma information does not give effect to any potential revenue enhancements, cost synergies or other operating efficiencies that could result from the acquisitions (other than those realized in our historical financial statements after the respective acquisition dates).

        At December 31, 2011, we had incurred cumulative acquisition related expenses, consisting primarily of integration and severance related expenses, of $41 million for Savvis, $393 million for Qwest, and $459 million for Embarq. The total amount of these expenses recognized in our costs of services and products and selling, general and administrative expenses for years ended December 31, 2011, 2010 and 2009 was $467 million, $145 million and $271 million, respectively. An additional $16 million consists of transaction expenses incurred in connection with terminating an unused loan financing commitment related to our Savvis acquisition. This amount was not considered an operating activity and therefore not included as an operating expense.

        Qwest incurred cumulative pre-acquisition related expenses of $71 million, including $36 million in periods prior to being acquired and $35 million on the date of acquisition. Savvis incurred cumulative pre-acquisition related expenses of $22 million, including $3 million in periods prior to being acquired and $19 million on the date of acquisition. These amounts are not included in our results of operations.

(3)   Goodwill, Customer Relationships and Other Intangible Assets

        Goodwill, customer relationships and other intangible assets consisted of the following:

	December 31, 2011	December 31, 2010
	(Dollars in millions)
Goodwill	$21,724	10,261

Customer relationships, less accumulated amortization of $1,337 and $349	8,361	930

Indefinite-life intangible assets	418	418
Other intangible assets subject to amortization
Capitalized software, less accumulated amortization of $441 and $79	1,622	164
Tradenames and patents, less accumulated amortization of $73 and $3	199	40

Total other intangible assets, net	$2,239	622

        Our goodwill was derived from numerous acquisitions whereby the purchase price exceeded the fair value of the net assets acquired (See Note 2—Acquisitions). At December 31, 2011, the net carrying amounts of goodwill, customer relationships and other intangible assets included preliminary estimates of $20.710 billion as a result of our acquisitions of Qwest and Savvis. We expect to complete the final determination of these estimates and related estimated lives for amortizable intangible assets no later than the second quarter of 2012 for Savvis and the first quarter of 2012 for Qwest.

        Total amortization expense for intangible assets for years ended December 31, 2011, 2010 and 2009 was $1.425 billion, $206 million and $136 million, respectively. The 2011 total included $42 million related to the Savvis acquisition and $1.185 billion for the Qwest acquisition for the year ended December 31, 2011.

        We estimate that total amortization expense for intangible assets for the years ending December 31, 2012 through 2016 will be as follows:

(Dollars in millions)
2012	$1,656
2013	1,524
2014	1,389
2015	1,234
2016	1,090

        Our annual measurement date for testing goodwill impairment is September 30. As of December 31, 2011, we attributed our goodwill balances to our segments as follows:

December 31, 2011
(Dollars in millions)
Regional markets	$11,813
Business markets	5,021
Wholesale markets	3,533
Savvis operations	1,357

Total goodwill	$21,724

        For each segment, we compare its estimated fair value to the carrying value of the assets that we attribute to the segment. If the estimated fair value of the segment is greater than the carrying value, we conclude that no impairment exists. If the estimated fair value of the segment is less than the attributed carrying value, a second calculation is required in which the implied fair value of goodwill is compared to the carrying value goodwill that we attribute to the segment. If the implied fair value of goodwill is less than its carrying value, goodwill must be written down to its implied fair value.

        At September 30, 2011, we estimated the fair value of our regional, business and wholesale markets segments using an equal weighting based on a market approach and a discounted cash flow method. The market approach includes the use of comparable multiples of publicly traded companies whose services are comparable to ours to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value, which represents the expected normalized cash flows of the segment beyond the cash flows from the discrete projection five-year period. The estimated cash flows were discounted for each segment using a rate that represents our weighted average cost of capital, which we determined to be 6.50% as of the measurement date (which was comprised of a pre-tax cost of debt of 7.0% and a cost of equity of 8.7%). We also reconciled the estimated fair values of the segments to our market capitalization as of September 30, 2011 and concluded that the indicated implied control premium of 16% was reasonable based on recent transactions in the market place. At September 30, 2011, based on our analysis performed with respect to these segments as described above, we concluded that our goodwill was not impaired as of that date.

        For our Savvis operations, we determined the preliminary fair value of the assets acquired and liabilities assumed using various methods, including an overall discounted cash flow analysis performed for all of Savvis' operations. The fair value assignments are still preliminary and could change significantly upon finalization of the fair value assignments. Due to the recentness of the acquisition and the related preliminary valuation results and the lack of any significant adverse events that have occurred to Savvis' operating results or our expectations of forecasted operating results utilized in the preliminary valuation since the July 15, 2011 acquisition date, we have concluded that the goodwill related to the Savvis operations is not impaired.

        On October 27, 2011, the FCC adopted the Connect America and Intercarrier Compensation Reform order. This order will reduce the amount of switched access revenues we recognize in our wholesale markets segment in the future. This CAF order was considered to be an event or change in circumstance that may indicate that an impairment may have occurred. At December 31, 2011, we performed the first step of the goodwill impairment test to identify a potential impairment by comparing the estimated fair value of the wholesale markets segment with its attributed carrying amount, including goodwill. We concluded the goodwill of this segment is not impaired and no further testing was necessary.

(4)   Long-Term Debt and Credit Facilities

        Long-term debt, including unamortized discounts and premiums, at December 31, 2011 and 2010 consisted of borrowings by CenturyLink, Inc. and certain of its subsidiaries, as follows:

				Years Ended December 31,
	Interest Rates		Maturities	2011	2010
				(Dollars in millions)
CenturyLink, Inc.
Senior notes	5.000% - 7.875%		2012 - 2039	$4,518	2,518
Credit facility	2.550% - 4.500%	(*)	2015	277	365
Subsidiaries
Qwest
Senior notes	7.125% - 8.000%		2014 - 2018	2,650	—
Debentures	6.875% - 7.750%		2014 - 2043	3,182	—
Other notes	6.500% - 8.375%		2013 - 2051	5,628	—
Embarq Corporation
Senior notes	6.738% - 7.995%		2013 - 2036	4,013	4,013
First mortgage bonds	6.875% - 8.770%		2013 - 2025	322	322
Other	6.750% - 9.000%		2013 - 2019	200	200
First mortgage notes	2.00% - 10.00%		2012 - 2018	65	83
Capital lease and other obligations	Various		Various	712	—
Unamortized premiums (discounts) and other, net				269	(173)

Total long-term debt				21,836	7,328

Less current maturities				(480)	(12)

Long-term debt, excluding current maturities				$21,356	7,316

(*)
This range includes the weighted average interest on our credit facility of 2.74% as of December 31, 2011.

Long-Term Debt Acquired

        As a result of the acquisition of Qwest on April 1, 2011, Qwest's pre-existing debt obligations, which consisted primarily of debt securities issued by Qwest Communications International Inc. and two of its subsidiaries, are now included in our consolidated debt balances. On the acquisition date, Qwest's debt securities had stated principal balances totaling $11.598 billion, predominantly fixed contractual interest rates ranging from 6.5% to 8.875% (weighted average of 7.63%) and maturities ranging from 2012 to 2051. In accounting for the Qwest acquisition, we recorded Qwest's debt securities at their estimated fair values, which totaled $12.675 billion as of April 1, 2011 (which included $383 million of capital leases and certain other obligations). Our acquisition date fair value estimates were based primarily on quoted market prices in active markets and other observable inputs where quoted market prices were not available. The amount by which the fair value of Qwest debt securities exceeded their stated principal balances on the acquisition date of $693 million is being recognized as a reduction to interest expense over the remaining terms of the debt.

        Upon completing the acquisition of Savvis on July 15, 2011, we paid $547 million to retire certain pre-existing Savvis debt and accrued interest, and paid related transaction expenses totaling $15 million. The cash payments required on or about the closing date were funded using existing cash balances, which included the net proceeds from the June 16, 2011 issuance of senior notes with an aggregate principal amount of $2.0 billion, as discussed below.

New Issuances

        On October 4, 2011, our indirect wholly owned subsidiary, Qwest Corporation ("QC") issued $950 million aggregate principal amount of its 6.75% Notes due 2021 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $927 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rate specified in the indenture agreement plus 50 basis points. In October 2011, QC used the net proceeds from this offering, together with the $557 million of net proceeds received on September 21, 2011 from the debt issuance described below and available cash, to redeem the $1.500 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        On September 21, 2011, QC issued $575 million aggregate principal amount of its 7.50% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $557 million. The notes are senior unsecured obligations of QC and may be redeemed, in whole or in part, on or after September 15, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        On June 16, 2011, we issued unsecured senior notes with an aggregate principal amount of $2.0 billion ("Senior Notes"), consisting of (i) $400 million of 7.60% Senior Notes, Series P, due 2039, (ii) $350 million of 5.15% Senior Notes, Series R, due 2017 and (iii) $1.250 billion of 6.45% Senior Notes, Series S, due 2021. After deducting underwriting discounts and expenses, we received aggregate net proceeds of $1.959 billion in exchange for the Senior Notes. We may redeem the Senior Notes, in whole or in part, at any time at a redemption price equal to the greater of their principal amount or the present value of the remaining principal and interest payments discounted at a U.S. Treasury interest rates plus 50 basis points. We used the net proceeds to fund a portion of our acquisition of Savvis and repay certain of Savvis' debt (see Note 2—Acquisitions). In April 2011, we received commitment letters from two banks to provide up to $2.0 billion in bridge financing for the Savvis acquisition. This arrangement was terminated in June 2011 in connection with the issuance of the Senior Notes resulting in $16 million in transaction expenses recognized in other income (expense), net.

        On June 8, 2011, QC issued $661 million aggregate principal amount of its 7.375% Notes due 2051 in exchange for net proceeds, after deducting underwriting discounts and expenses, of $642 million. The notes are unsecured obligations of QC and may be redeemed, in whole or in part, on or after June 1, 2016 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to the redemption date.

        In April 2011, we entered into a $160 million uncommitted revolving letter of credit facility, which enables us to provide letters of credit under terms that may be more favorable than those under the Credit Facility. At December 31, 2011, our outstanding letters of credit totaled $129 million.

        In January 2011, we entered into a new four-year revolving credit facility with various lenders (the "Credit Facility"). The Credit Facility initially allowed us to borrow up to $1 billion. Upon consummation of the Qwest acquisition, our borrowing capacity under the Credit Facility increased to $1.7 billion, for the general corporate purposes of us and our subsidiaries. Up to $400 million of the Credit Facility can be used for letters of credit, which reduce the amount available for other extensions of credit. Interest is assessed on borrowings using the London Interbank Offered Rate ("LIBOR") plus an applicable margin between 0.5% and 2.5% per annum depending on the type of loan and CenturyLink's then-current senior unsecured long-term debt rating. At December 31, 2011, we had

$277 million in borrowings and an immaterial amount of letters of credit outstanding under the Credit Facility.

Repayments

        In October 2011, QC used the net proceeds of $927 million from the October 4, 2011 issuance, together with the $557 million of net proceeds received from the September 21, 2011 debt issuance described above and available cash, to redeem the $1.5 billion aggregate principal amount of its 8.875% Notes due 2012 and to pay all related fees and expenses, which resulted in an immaterial loss.

        In June 2011, QC used the net proceeds of $642 million from the June 8, 2011 debt issuance, together with available cash, to redeem $825 million aggregate principal amount of its 7.875% Notes due 2011 and to pay related fees and expenses, which resulted in an immaterial loss.

        Aggregate maturities of our long-term debt (excluding unamortized premiums, discounts, and other):

(Dollars in millions)
2012	$480
2013	1,717
2014	2,057
2015	1,659
2016	2,856
2017 and thereafter	12,798

Total notes and debentures	$21,567

Interest Expense

        Interest expense includes interest on long-term debt. The following table presents the amount of gross interest expense, net of capitalized interest:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Interest expense on long-term debt:
Gross interest expense	$1,097	557	370
Capitalized interest	(25)	(13)	(3)

Total interest expense on long-term debt	$1,072	544	367

Long-Term Debt Covenants

        Certain of our loan agreements contain various restrictions, among which are limitations regarding issuance or guarantee of additional debt or issuance of preferred stock, payment of cash dividends, reacquisition or sale of capital stock and other matters. In addition, the transfer of funds from certain consolidated subsidiaries to CenturyLink is restricted by various loan agreements. Subsidiaries that have loans from government agencies and cooperative lending associations, or have issued first mortgage bonds, generally may not loan or advance any funds to CenturyLink, but may pay dividends if certain financial ratios are met. At December 31, 2011, all of our consolidated retained earnings reflected on the balance sheet were available under our loan agreements for the declaration of dividends.

        The senior notes of CenturyLink were issued under an indenture dated March 31, 1994. This indenture does not contain any financial covenants, but does include restrictions that limit our ability to (i) incur, issue or create liens upon our property and (ii) consolidate with or merge into, or transfer or lease all or substantially all of its assets to, any other party. The indenture does not contain any provisions that are impacted by our credit ratings, or that restrict the issuance of new securities in the event of a material adverse change to us.

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

        Since the Qwest parent company has achieved investment grade ratings from one of the rating agencies, most of the covenants listed above have been suspended. Under the indenture governing these notes, we must repurchase the notes upon certain changes of control, which were not triggered upon the acquisition on April 1, 2011. This indenture also contains provisions for cross acceleration relating to any of our other debt obligations and the debt obligations of our restricted subsidiaries in an aggregate amount in excess of $100 million.

        Embarq's senior notes were issued pursuant to an indenture dated as of May 17, 2006. While Embarq is generally prohibited from creating liens on its property unless its senior notes are secured equally and ratably, Embarq can create liens on its property without equally and ratably securing its senior notes so long as the sum of all indebtedness so secured does not exceed 15% of Embarq's consolidated net tangible assets. The indenture contains customary events of default, none of which are impacted by Embarq's credit rating. The indenture does not contain any financial covenants or restrictions on the ability to issue new securities in accordance with the terms of the indenture.

        Several of our other subsidiaries have outstanding first mortgage bonds or notes. Each issue of these first mortgage bonds or notes are secured by substantially all of the property, plant and equipment of the issuing subsidiary. Approximately 23% of our property, plant and equipment is pledged to secure the long-term debt of subsidiaries.

        Under the Credit Facility, we, and our indirect subsidiary, Qwest Corporation, ("QC"), must maintain a debt to EBITDA (earnings before interest, taxes, depreciation and amortization, as defined in our Credit Facility) ratio of not more than 4:1 and 2.85:1, respectively, as of the last day of each fiscal quarter for the four quarters then ended. The Credit Facility also contains a negative pledge covenant, which generally provides restrictions if we pledge assets or permit liens on our property, and requires that any advances under the Credit Facility must also be secured equally and ratably. The Credit Facility also has a cross payment default provision, and the Credit Facility and certain of our debt securities also have cross acceleration provisions. At December 31, 2011, we were in compliance with all of the provisions and covenants contained in our Credit Facility and other debt agreements.

  Subsequent Event

        On January 27, 2012 we called $800 million of Qwest 7.5% notes due February 15, 2014. The principal amount plus all accrued interest will be redeemed on March 1, 2012 at a redemption price of 100%.

(5)   Accounts Receivable

        The following table presents details of our accounts receivable balances:

	December 31,
	2011	2010
	(Dollars in millions)
Trade receivables	$1,609	718
Earned and unbilled receivables	349	51
Purchased and other receivables	139	4

Total accounts receivable	2,097	773
Less: allowance for doubtful accounts	(145)	(60)

Accounts receivable, less allowance	$1,952	713

        We are exposed to concentrations of credit risk from residential and business customers within our local service area, business customers outside of our local service area and from other telecommunications service providers. We generally do not require collateral to secure our receivable balances. We have agreements with other telecommunications service providers whereby we agree to bill and collect on their behalf for services rendered by those providers to our customers within our local service area. We purchase accounts receivable from other telecommunications service providers primarily on a recourse basis and include these amounts in our accounts receivable balance. We have not experienced any significant loss associated with these purchased receivables.

        The following table presents details of our allowance for doubtful accounts:

	Beginning Balance	Additions	Deductions	Other	Ending Balance
	(Dollars in millions)
2011	$60	153	(68)	—	145
2010	$48	91	(79)	—	60
2009	$16	57	(25)	—	48

(6)   Property, Plant and Equipment

        Net property, plant and equipment is composed of the following:

		December 31,
	Depreciable Lives
		2011	2010
		(Dollars in millions)
Land	N/A	$590	206
Fiber, conduit and other outside plant(1)	8-45 years	12,423	8,382
Central office and other network electronics(2)	3-10 years	9,730	5,412
Support assets(3)	5-35 years	6,090	2,057
Construction in progress(4)	N/A	744	272

Gross property, plant and equipment		29,577	16,329
Accumulated depreciation		(10,141)	(7,575)

Net property, plant and equipment		$19,436	8,754

(1)
Fiber, conduit and other outside plant consists of fiber and metallic cable, conduit, poles and other supporting structures.

(2)
Central office and other network electronics consists of circuit and packet switches, routers, transmission electronics and electronics providing service to customers.

(3)
Support assets consist of buildings, computers and other administrative and support equipment.

(4)
Construction in progress includes property of the foregoing categories that has not been placed in service as it is still under construction.

        We recorded depreciation expense of $2.601 billion, $1.228 billion and $839 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Asset Retirement Obligations

        At December 31, 2011, our asset retirement obligations balance was primarily related to estimated future costs of removing equipment from leased properties and estimated future costs of properly disposing of asbestos and other hazardous materials upon remodeling or demolishing buildings. Asset retirement obligations are included in other long-term liabilities on our consolidated balance sheets.

        As of the Qwest and Savvis acquisition dates, we recorded liabilities to reflect our preliminary estimates of fair values of Qwest and Savvis asset retirement obligations. Our fair value estimates were determined using discounted cash flow methods.

        The following table provides asset retirement obligation activity:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Balance at beginning of year	$41	39	—
Accretion expense	9	2	1
Liabilities incurred	—	—	38
Liabilities assumed in Qwest and Savvis acquisitions	124	—	—
Liabilities settled and other	(3)	—	—
Change in estimate	(62)	—	—

Balance at end of year	$109	41	39

        During 2011, we revised our estimates for the cost of removal of network equipment, asbestos remediation, and other obligations by $62 million. These revisions resulted in a reduction of the asset retirement obligation and offsetting reduction to gross property, plant and equipment.

(7)   Severance and Leased Real Estate

        Periodically, we have reductions in our workforce and have accrued liabilities for related severance costs. These workforce reductions resulted primarily from the progression or completion of our integration plans, increased competitive pressures and reduced workload demands due to the loss of access lines.

        We report severance liabilities within accrued expenses and other liabilities-salaries and benefits in our consolidated balance sheets and report severance expenses in cost of services and products and selling, general and administrative expenses in our consolidated statements of operations. We have not allocated any severance expense to our regional, business and wholesale markets segments.

        In periods prior to our acquisition of Qwest, Qwest had ceased using certain real estate that it was leasing under long-term operating leases. As of the April 1, 2011 acquisition date, we recorded liabilities to reflect our preliminary estimates of the fair values of the existing lease obligations for real estate for which we had ceased using, net of estimated sublease rentals. Our fair value estimates were determined using discounted cash flow methods. We recognize expense to reflect accretion of the discounted liabilities and periodically, we adjust the expense when our actual experience differs from our initial estimates. We report the current portion of liabilities for ceased-use real estate leases in accrued expenses and other liabilities and report the noncurrent portion in deferred credits and other liabilities in our consolidated balance sheets. We report the related expenses in selling, general and administrative expenses in our consolidated statements of operations. At December 31, 2011, the current and noncurrent portions of our leased real estate accrual were $27 million and $126 million, respectively. The remaining lease terms range from 0.1 to 14.0 years, with a weighted average of 9.1 years.

        Changes in our accrued liabilities for severance expenses and leased real estate were as follows:

	Severance	Real Estate
	(Dollars in millions)
Balance at January 1, 2010	$69	—
Accrued to expense	27	—
Payments, net	(78)	—

Balance at December 31, 2010	18	—
Accrued to expense	132	6
Liabilities assumed in Qwest acquisition	20	168
Payments, net	(133)	(21)

Balance at December 31, 2011	$37	153

        Our severance expenses for the year ended December 31, 2011 also included $12 million of share-based compensation associated with the accelerated vesting of stock awards that occurred in connection with workforce reductions relating to the acquisition of Qwest.

(8)   Employee Benefits

Pension, Post-Retirement and Other Post-Employment Benefits

        We sponsor several defined benefit pension plans, which in the aggregate cover a substantial portion of our employees including separate plans for Legacy CenturyLink, Legacy Qwest and Embarq employees. Until such time as we elect to integrate the Qwest and Embarq benefit plans with ours, we plan to continue to operate these plans independently. Pension benefits for participants of these plans who are represented by a collective bargaining agreement are based on negotiated schedules. All other participants' pension benefits are based on each individual participant's years of service and compensation. We use a December 31 measurement date for all our plans. In addition to these tax qualified pension plans, we also maintain non-qualified pension plans for certain former highly compensated employees. We maintain post-retirement benefit plans that provide health care and life insurance benefits for certain eligible retirees. We also provide other post-employment benefits for eligible former employees.

  Pension

        In connection with the acquisition of Qwest on April 1, 2011, we assumed defined benefit pension plans sponsored by Qwest for its employees. Based on a valuation analysis, we recognized a $490 million net liability at April 1, 2011 for the unfunded status of the Qwest pension plans, reflecting projected benefit obligations of $8.3 billion in excess of the $7.8 billion fair value of plan assets.

        Current funding laws require a company with a plan shortfall to fund the annual cost of benefits earned in addition to a seven-year amortization of the shortfall. Our funding policy for the pension plan is to make contributions with the objective of accumulating sufficient assets to pay all qualified pension benefits when due under the terms of the plan. The accounting unfunded status of our qualified pension plans was $1.7 billion as of December 31, 2011. We expect to make a contribution of less than $50 million in 2012, based on current laws and circumstances.

        In 2010, to align our benefit structure closer to those offered by our competitors, we froze our Legacy CenturyLink and Embarq pension benefit accruals for our non-represented employees at December 31, 2010. Such action resulted in a reduction of our benefit obligation of approximately $110 million and resulted in the recognition of a curtailment gain of approximately $21 million in 2010.

Prior to their acquisition on April 1, 2011, Qwest had frozen its pension benefit accruals for non-represented employees.

  Other Post-Retirement Benefits

        Our post-retirement health care plans provide post-retirement benefits to qualified retirees. The post-retirement health care plans we assumed as part of our acquisitions of Qwest and Embarq provide post-retirement benefits to qualified retirees and allows (i) eligible employees retiring before certain dates to receive benefits at no or reduced cost and (ii) eligible employees retiring after certain dates to receive benefits on a shared cost basis. The post-retirement health care plans are generally funded by us and we expect to continue funding these post-retirement obligations as benefits are paid. Our plan uses a December 31 measurement date.

        In connection with the acquisition of Qwest on April 1, 2011, we assumed post-retirement benefit plans sponsored by Qwest for certain of its employees. At April 1, 2011, we recognized a $2.5 billion liability for the unfunded status of Qwest's post-retirement benefit plans, reflecting estimated accumulated post-retirement benefit obligations of $3.3 billion in excess of the $768 million fair value of the plan assets.

        No contributions were made to the post-retirement trusts in 2011 or 2010 and we do not expect to make a contribution in 2012.

        A change of 100 basis points in the assumed initial health care cost trend rate would have had the following effects in 2011:

	100 Basis Points Change
	Increase	(Decrease)
	(Dollars in millions)
Effect on the aggregate of the service and interest cost components of net periodic post-retirement benefit expense (statements of operations)	$2	(2)
Effect on benefit obligation (balance sheets)	70	(65)

        We expect our health care cost trend rate to decrease by 0.5% per year from 7.5% in 2012 to an ultimate rate of 5.0% in 2018. Our post-retirement health care expense, for certain eligible Legacy Qwest retirees and certain eligible Legacy CenturyLink retirees, is capped at a set dollar amount. Therefore, those health care benefit obligations are not subject to increasing health care trends after the effective date of the caps.

Expected Cash Flows

        The pension, non-qualified pension and post-retirement health care benefit payments and premiums and life insurance premium payments are paid by us or distributed from plan assets. The estimated benefit payments provided below are based on actuarial assumptions using the demographics of the employee and retiree populations and have been reduced by estimated participant contributions.

	Pension Plans	Post-Retirement Benefit Plans	Medicare Part D Subsidy Receipts
	(Dollars in millions)
Estimated future benefit payments:
2012	$1,029	391	(24)
2013	996	386	(26)
2014	985	378	(28)
2015	974	369	(30)
2016	966	359	(32)
2017—2021	4,623	1,604	(183)

Net Periodic Benefit Expense

        The measurement date used to determine pension, non-qualified pension and post-retirement health care and life insurance benefits is December 31. The actuarial assumptions used to compute the net periodic benefit expense for our pension, non-qualified pension and post-retirement benefit plans are based upon information available as of the beginning of the year, as presented in the following table.

	Pension Plans			Post-Retirement Benefit Plans
	2011(1)	2010	2009	2011(2)	2010	2009
Actuarial assumptions at beginning of year:
Discount rate	5.00%-5.50%	5.50%-6.00%	6.60%-6.90%	5.30%	5.70%-5.80%	6.40%-6.90%
Rate of compensation increase	3.25%	3.50%-4.00%	4.00%	N/A	N/A	N/A
Expected long-term rate of return on plan assets	7.50%-8.00%	8.25%-8.50%	8.25%-8.50%	7.25%	7.25%	8.25%-8.50%
Initial health care cost trend rate	N/A	N/A	N/A	8.50%	8.00%	7.00%
Ultimate health care cost trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	N/A	2018	2014	2011

N/A—Not applicable

(1)
This column does not consider Qwest's actuarial assumptions for its pension plan as of the beginning of the year due to the acquisition date of April 1, 2011. Qwest had the following actuarial assumptions as of April 1, 2011: discount rate of 5.40%; expected long-term rate of return on plan assets 7.50%; and a rate of compensation increase of 3.50%.

(2)
This column does not consider Qwest's actuarial assumptions for its post-retirement benefit plan as of the beginning of the year due to the acquisition date of April 1, 2011. Qwest had the following actuarial assumptions as of April 1, 2011: discount rate of 5.30%; expected long-term rate of return on plan assets of 7.50%; initial health care cost trend rate of 7.50% and ultimate health care trend rate of 5.00% to be reached in 2016.

        Net periodic pension expense, which includes the effects of the Qwest acquisition subsequent to April 1, 2011 and the Embarq acquisition subsequent to July 1, 2009, included the following components:

	Pension Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Service cost	$70	61	36
Interest cost	560	246	135
Expected return on plan assets	(709)	(283)	(128)
Curtailment gain	—	(21)	—
Settlements	1	—	18
Contractual retirement benefits	—	—	15
Amortization of unrecognized prior service cost	2	2	—
Amortization of unrecognized actuarial loss	13	17	16

Net periodic pension (income) expense(1)(2)	$(63)	22	92

(1)
Includes $58 million of income related to the Qwest plans subsequent to the April 1, 2011 acquisition date.

(2)
The Legacy Embarq pension plan contains a provision that grants early retirement benefits for certain participants affected by workforce reductions. During 2009, we recognized approximately $15 million of additional pension expense related to these contractual benefits.

        Net periodic post-retirement benefit expense, which includes the effects of the Qwest acquisition subsequent to April 1, 2011 and the Embarq acquisition subsequent to July 1, 2009, included the following components:

	Post-Retirement Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Service cost	$18	15	9
Interest cost	152	32	27
Expected return on plan assets	(41)	(4)	(2)
Amortization of unrecognized prior service cost	(2)	(3)	(4)
Amortization of unrecognized actuarial loss	—	1	—

Net periodic post-retirement benefit expense(1)	$127	41	30

(1)
Includes $92 million related to the Qwest plans subsequent to the April 1, 2011 acquisition date.

Benefit Obligations

        The actuarial assumptions used to compute the funded status for the plans are based upon information available as of December 31, 2011 and December 31, 2010 and are as follows:

	Pension Plans		Post-Retirement Benefit Plans
	December 31,		December 31,
	2011	2010	2011	2010
Actuarial assumptions at end of year:
Discount rate	4.25%-5.10%	5.00%-5.50%	4.60%-4.80%	5.30%
Rate of compensation increase	3.25%	3.25%-4.00%	N/A	N/A
Initial health care cost trend rate	N/A	N/A	7.25%-8.00%	8.50%
Ultimate health care cost trend rate	N/A	N/A	5.00%	5.00%
Year ultimate trend rate is reached	N/A	N/A	2018	2018

N/A—Not applicable

        The following table summarizes the change in the benefit obligations for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$4,534	4,182	463
Service cost	70	61	36
Interest cost	560	246	135
Plan amendments	12	4	16
Acquisitions	8,267	—	3,467
Actuarial loss	930	427	232
Contractual retirement benefits	—	—	15
Curtailment gain	—	(110)	—
Settlements	—	—	8
Benefits paid by company	(16)	(5)	(57)
Benefits paid from plan assets	(761)	(271)	(133)

Benefit obligation at end of year	$13,596	4,534	4,182

	Post-Retirement Benefit Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$558	582	293
Service cost	18	15	9
Interest cost	152	32	27
Participant contributions	64	14	3
Plan amendments	31	—	—
Acquisitions	3,284	—	228
Direct subsidy receipts	22	1	—
Actuarial loss (gain)	153	(32)	58
Benefits paid	(352)	(54)	(36)

Benefit obligation at end of year	$3,930	558	582

        Our aggregate accumulated benefit obligation as of December 31, 2011, 2010 and 2009 was $17.499 billion, $4.509 billion and $4.042 billion, respectively.

Plan Assets

        We maintain plan assets for our pension plans and certain post-retirement benefit plans. The pension plan assets are used for the payment of pension benefits and certain eligible plan expenses. The post-retirement benefit plan assets are used to pay health care benefits and premiums on behalf of eligible retirees who are former union-represented plan participants and to pay certain eligible plan expenses. The expected rate of return on plan assets is the long-term rate of return we expect to earn on the plans' assets. The rate of return is determined by the strategic allocation of plan assets and the long-term risk and return forecast for each asset class. The forecasts for each asset class are generated primarily from an analysis of the long-term expectations of various third party investment management organizations. The expected rate of return on plan assets is reviewed annually and revised, as necessary, to reflect changes in the financial markets and our investment strategy. The following table summarizes the change in the fair value of plan assets for the pension and post-retirement benefit plans:

	Pension Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$3,732	3,220	353
Return on plan assets	479	483	474
Acquisitions	7,777	—	2,407
Employer contributions	587	300	119
Settlements	—	—	—
Benefits paid	(761)	(271)	(133)

Fair value of plan assets at end of year	$11,814	3,732	3,220

	Post-Retirement Benefit Plans Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Change in plan assets
Fair value of plan assets at beginning of year	$54	57	17
Return on plan assets	4	6	6
Acquisitions	768	—	33
Employer contributions	155	31	34
Participant contributions	64	14	3
Benefits paid	(352)	(54)	(36)

Fair value of plan assets at end of year	$693	54	57

        Pension Plans:    Our investment objective for the pension plan assets is to achieve an attractive risk-adjusted return over time that will provide for the payment of benefits and minimize the risk of large losses. Our pension plan investment strategy is designed to meet this objective by broadly diversifying plan assets across numerous strategies with differing expected returns, volatilities and correlations. The pension plan assets have target allocations of 53% to interest rate sensitive investments and 47% to investments designed to provide higher expected returns than the interest rate sensitive investments. Interest rate sensitive investments include 32% of plan assets targeted primarily to long-duration investment grade bonds, 10% to high yield and emerging market bonds, 5% to convertible bonds and 6% targeted to diversified strategies, which primarily have exposures to global government, corporate and inflation-linked bonds, as well as some exposures to global stocks and commodities. Assets expected to provide higher returns than the interest rate sensitive assets include broadly diversified equity investments with approximately 15% targeted to U.S. stocks, 12% to developed market non-U.S. stocks and 3% to emerging market stocks. Approximately 12% is allocated to other private markets investments including funds primarily invested in private equity, debt and hedge funds. Real estate investments are targeted at 5% of plan assets. At the beginning of 2012, our expected annual long-term rate of return on pension assets is assumed to be 7.5%.

        Post-Retirement Benefit Plans:    Our investment objective for the post-retirement benefit plan assets is to achieve an attractive risk-adjusted return and minimize the risk of large losses over the expected life of the assets. Investment risk is managed by broadly diversifying assets across numerous strategies with differing expected returns, volatilities and correlations. Our investment strategy is designed to be consistent with the investment objective, with particular focus on providing liquidity for the reimbursement of our union-represented employees post-retirement health care costs. The post-retirement benefit plan assets have target allocations of 35% to equities and 65% to non-equity investments. Specific target allocations within these broad categories are allowed to vary to provide liquidity in order to meet reimbursement requirements. Equity investments are broadly diversified with exposure to publicly traded U.S., non-U.S. and emerging market stocks and private equity. While no new private equity investments have been made in recent years, the percent allocation to existing private equity investments is expected to increase in the near term as liquid, publicly traded stocks are drawn down for the reimbursement of health care costs. The 65% non-equity allocation includes investment grade bonds, high yield bonds, convertible bonds, emerging market debt, real estate, hedge funds, private debt and diversified strategies. At the beginning of 2012, our expected annual long-term rate of return on post-retirement benefit plan assets is assumed to be 7.5%.

        Permitted investments:    Plan assets are managed consistent with the restrictions set forth by the Employee Retirement Income Security Act of 1974, as amended, which requires diversification of assets and also generally prohibits defined benefit and welfare plans from investing more than 10% of their assets in securities issued by the sponsor company. At December 31, 2011, the pension and post-retirement benefit plans did not directly own any shares of our common stock or any of our debt, which is consistent with December 31, 2010.

        Derivative instruments:    Derivative instruments are used to reduce risk as well as provide return. The pension and post-retirement benefit plans use exchange traded futures to gain exposure to equity and Treasury markets consistent with target asset allocations. Interest rate swaps are used in the pension plan to reduce risk relative to measurement of the benefit obligation, which is sensitive to interest rate changes. Foreign exchange forward contracts and total return swaps are used primarily to manage currency exposures. Credit default swaps are used to manage credit risk exposures in a cost effective and targeted manner relative to transacting with physical corporate fixed income securities. Options are currently used to manage interest rate exposure taking into account the implied volatility and current pricing of the specific underlying market instrument. Some derivative instruments subject the plans to counterparty risk. We closely monitor counterparty exposure and mitigate this risk by diversifying the exposure among multiple high credit quality counterparties, requiring collateral and limiting exposure by periodically settling contracts.

        The gross notional exposure of the derivative instruments directly held by the plans is shown below. The notional amount of the derivatives corresponds to market exposure but does not represent an actual cash investment.

	Gross notional exposure
	Pension Plan	Post-Retirement Benefit Plans
	Year Ended December 31, 2011
Derivative instrument:	(Dollars in millions)

Exchange-traded U.S. equity futures	$535	12
Exchange-traded non-U.S. equity futures	4	—
Exchange-traded Treasury futures	1,512	19
Interest rate swaps	635	—
Total return swaps	110	51
Credit default swaps	201	—
Foreign exchange forwards	635	23
Options	917	—

        Fair Value Measurements:    Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between independent and knowledgeable parties who are willing and able to transact for an asset or liability at the measurement date. We use valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs when determining fair value and then we rank the estimated values based on the reliability of the inputs used following the fair value hierarchy set forth by the FASB. For additional information on the fair value hierarchy, see Note 11—Fair Value Disclosure.

        At December 31, 2011, we used the following valuation techniques to measure fair value for assets. There were no changes to these methodologies during 2011:

  •
  Level 1—Assets were valued using the closing price reported in the active market in which the individual security was traded.

  •
  Level 2—Assets were valued using quoted prices in markets that are not active, broker dealer quotations, net asset value of shares held by the plans and other methods by which all significant input were observable at the measurement date.

  •
  Level 3—Assets were valued using unobservable inputs in which little or no market data exists as reported by the respective institutions at the measurement date.

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2011. It is important to note that the asset allocations do not include market exposures that are gained with derivatives.

	Fair value of pension plan assets at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$694	2,206	—	2,900
High yield bonds (b)	—	541	79	620
Emerging market bonds (c)	—	295	—	295
Convertible bonds (d)	—	337	—	337
Diversified strategies (e)	—	489	—	489
U.S. stocks (f)	401	944	—	1,345
Non-U.S. stocks (g)	994	459	—	1,453
Emerging market stocks (h)	102	136	—	238
Private equity (i)	—	—	791	791
Private debt (j)	—	—	461	461
Market neutral hedge funds (k)	—	620	188	808
Directional hedge funds (k)	—	268	183	451
Real estate (l)	—	48	535	583
Derivatives (m)	12	(5)	—	7
Cash equivalents and short-term investments (n)	13	1,183	—	1,196

Total investments	$2,216	7,521	2,237	11,974

Dividends and interest receivable				32
Pending trades receivable				436
Accrued expenses				(8)
Pending trades payable				(620)

Total pension plan assets				$11,814

	Fair value of post-retirement plan assets at December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$45	100	—	$145
High yield bonds (b)	—	61	—	61
Emerging market bonds (c)	—	33	—	33
Convertible bonds (d)	—	30	—	30
Diversified strategies (e)	—	62	—	62
U.S. stocks (f)	64	4	—	68
Non-U.S. stocks (g)	62	2	—	64
Emerging market stocks (h)	—	17	—	17
Private equity (i)	—	—	60	60
Private debt (j)	—	—	8	8
Market neutral hedge funds (k)	—	67	—	67
Directional hedge funds (k)	—	20	—	20
Real estate (l)	—	19	26	45
Cash equivalents and short-term investments (n)	5	20	—	25

Total investments	$176	435	94	705

Dividends and interest receivable				3
Pending trades receivable				23
Accrued expenses				(15)
Pending trades payable				(23)

Total post-retirement plan assets				$693

        The tables below presents the fair value of plan assets by category and the input levels used to determine those fair values at December 31, 2010. It is important to note that the asset allocations do not include market exposures that are gained with derivatives. Investments include dividend and interest receivable, pending trades, trades payable and accrued expenses.

	Fair value of pension plan assets at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Investment grade bonds (a)	$—	331	—	331
High yield bonds (b)	—	913	—	913
U.S. stocks (f)	1,168	277	—	1,445
Non-U.S. stocks (g)	508	—	—	508
Private equity (i)	—	—	1	1
Private debt (j)	—	—	3	3
Directional hedge funds (k)	—	—	161	161
Real estate (l)	—	—	182	182
Cash equivalents and short-term investments (n)	26	—	—	26
Other (o)	13	146	3	162

Total pension plan assets	$1,715	1,667	350	3,732

	Fair value of post-retirement plan assets at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in millions)
Fixed income (a)(d)	$35	5	—	40
U.S. stocks (f)	5	5	—	10
Cash equivalents and short-term investments (n)	4	—	—	4

Total post-retirement plan assets	$44	10	—	54

        The plans' assets are invested in various asset categories utilizing multiple strategies and investment managers. For several of the investments in the tables above and discussed below, the plans own units in commingled funds and limited partnerships that invest in various types of assets. Interests in commingled funds are valued using the net asset value (NAV) per unit of each fund. The NAV reported by the fund manager is based on the market value of the underlying investments owned by each fund, minus its liabilities, divided by the number of shares outstanding. Commingled funds held by the plans that can be redeemed at NAV within a year of the financial statement date are generally classified as Level 2. Investments in limited partnerships represent long-term commitments with a fixed maturity date, typically ten years. Valuation inputs for these limited partnership interests are generally based on assumptions and other information not observable in the market and are classified as Level 3 investments. The assumptions and valuation methodologies of the pricing vendors, account managers, fund managers and partnerships are monitored and evaluated for reasonableness. Below is an overview of the asset categories, the underlying strategies and valuation inputs used to value the assets in the preceding tables:

          (a)   Investment grade bonds represent investments in fixed income securities as well as commingled bond funds with characteristics similar to the Barclays Capital U.S. Aggregate Bond Index. This index is comprised of U.S. Treasury securities, agencies, corporate bonds, mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. Treasury securities are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other investment grade bonds primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. The primary observable inputs include references to the new issue market for similar securities, the secondary trading markets and dealer quotes. Option adjusted spread models are utilized to evaluate securities such as asset backed securities that have early redemption features. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying fixed income securities using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (b)   High yield bonds represent investments in below investment grade fixed income securities as well as commingled high yield bond funds. The valuation inputs for the securities primarily utilize observable market information and are based on a spread to U.S. Treasury securities and consider yields available on comparable securities of issuers with similar credit ratings. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying high yield instruments using the same valuation inputs described above. Commingled funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Commingled funds that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

          (c)   Emerging market bonds represent investments in securities issued by governments and other entities located in developing countries as well as commingled emerging market bond funds. The valuation inputs for the securities utilize observable market information and are primarily based on dealer quotes or a spread relative to the local government bonds. These securities are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying emerging market bonds using the same valuation inputs described above. The commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (d)   Convertible bonds primarily represent investments in corporate debt securities that have features that allow the debt to be converted into equity securities under certain circumstances. The valuation inputs for the individual convertible bonds primarily utilize observable market information including a spread to U.S. Treasuries and the value and volatility of the underlying equity security. Convertible bonds are classified as Level 2.

          (e)   Diversified strategies represent an investment in a commingled fund that primarily has exposures to global government, corporate and inflation linked bonds, global stocks and commodities. The commingled fund is valued at NAV based on the market value of the underlying investments. The valuation inputs utilize observable market information including published prices for exchange traded securities, bid prices for government bonds, and spreads and yields available for comparable fixed income securities with similar credit ratings. This fund can be redeemed at NAV within a year of the financial statement date and is classified as Level 2.

          (f)    U.S. stocks represent investments in stocks of U.S. based companies as well as commingled U.S. stock funds. The valuation inputs for U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (g)   Non-U.S. stocks represent investments in stocks of companies based in developed countries outside the U.S. as well as commingled funds. The valuation inputs for non-U.S. stocks are based on the last published price reported on the major stock market on which the securities are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (h)   Emerging market stocks represent investments in a registered mutual fund and commingled funds comprised of stocks of companies located in developing markets. Registered mutual funds are valued at the last published price reported on the major market on which the mutual funds are traded and are classified as Level 1. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described previously for individual stocks. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (i)    Private equity represents non-public investments in domestic and foreign buy out and venture capital funds. Private equity funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The partnerships use valuation methodologies that give consideration to a range of factors, including but not limited to the price at which investments were acquired, the nature of the investments, market conditions, trading values on comparable public securities, current and projected operating performance, and financing transactions subsequent to the acquisition of the investments. These valuation methodologies involve a significant degree of judgment. Private equity investments are classified as Level 3.

          (j)    Private debt represents non-public investments in distressed or mezzanine debt funds. Mezzanine debt instruments are debt instruments that are subordinated to other debt issues and may include embedded equity instruments such as warrants. Private debt funds are structured as limited partnerships and are valued according to the valuation policy of each partnership, subject to prevailing accounting and other regulatory guidelines. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment. Private debt investments are classified as Level 3.

          (k)   Market neutral hedge funds hold investments in a diversified mix of instruments that are intended in combination to exhibit low correlations to market fluctuations. These investments are typically combined with futures to achieve uncorrelated excess returns over various markets. Directional hedge funds—This asset category represents investments that may exhibit somewhat higher correlations to market fluctuations than the market neutral hedge funds. Investments in hedge funds include both direct investments and investments in diversified funds of funds. Hedge Funds are valued at NAV based on the market value of the underlying investments which include publicly traded equity and fixed income securities and privately negotiated debt securities. The hedge funds are valued by third party administrators using the same valuation inputs previously described. Hedge funds that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Hedge fund investments that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

          (l)    Real estate represents investments in commingled funds and limited partnerships that invest in a diversified portfolio of real estate properties. These investments are valued at NAV according to the valuation policy of each fund or partnership, subject to prevailing accounting and other regulatory guidelines. The valuation inputs of the underlying properties are generally based on third-party appraisals that use comparable sales or a projection of future cash flows to determine fair value. Real estate investments that can be redeemed at NAV within a year of the financial statement date are classified as Level 2. Real estate investments that cannot be redeemed at NAV or that cannot be redeemed at NAV within a year of the financial statement date are classified as Level 3.

          (m)  Derivatives include the market value of exchange traded futures contracts which are classified as Level 1, as well as privately negotiated over-the-counter swaps that are valued based on the change in interest rates or a specific market index and classified as Level 2. The market values represent gains or losses that occur due to fluctuations in interest rates, foreign currency exchange rates, security prices, or other factors.

          (n)   Cash equivalents and short-term investments represent investments that are used in conjunction with derivatives positions or are used to provide liquidity for the payment of benefits or other purposes. U.S. Treasury Bills are valued at the bid price reported in the active market in which the security is traded and are classified as Level 1. The valuation inputs of other securities are based on a spread to U.S. Treasury Bills, the Federal Funds Rate, or London Interbank Offered Rate and consider yields available on comparable securities of issuers with similar credit ratings and are classified as Level 2. The commingled funds are valued at NAV based on the market value of the underlying investments using the same valuation inputs described above. These commingled funds can be redeemed at NAV within a year of the financial statement date and are classified as Level 2.

          (o)   Other represents investment in private debt, high yield bonds and net payables and receivables associated with the securities. The valuation of underlying fund investments are based on factors including the issuer's current and projected credit worthiness, the security's terms, reference to the securities of comparable companies, and other market factors. These valuation methodologies involve a significant degree of judgment. These investments are classified as Level 3.

        Concentrations of Risk:    Investments, in general, are exposed to various risks, such as significant world events, interest rate, credit, foreign currency and overall market volatility risk. These risks are managed by broadly diversifying assets across numerous asset classes and strategies with differing expected returns, volatilities and correlations. Risk is also broadly diversified across numerous market sectors and individual companies. Financial instruments that potentially subject the plans to concentrations of counterparty risk consist principally of investment contracts with high quality financial institutions. These investment contracts are typically collateralized obligations and/or are actively managed, limiting the amount of counterparty exposure to any one financial institution. Although the investments are well diversified, the value of plan assets could change materially depending upon the overall market volatility, which could affect the funded status of the plans.

        The table below presents a rollforward of the pension plan assets valued using Level 3 inputs:

	Pension Plan Assets Valued Using Level 3 Inputs
	High Yield Bonds	Private Equity	Private Debt	Market Neutral Hedge Fund	Directional Hedge Funds	Real Estate	Other	Total
	(Dollars in millions)
Balance at December 31, 2009	$—	—	—	—	160	162	—	322
Net acquisitions (dispositions)	—	1	3	—	(9)	2	3	—
Actual return on plan assets:
(Losses) gains relating to assets sold during the year	—	—	—	—	2	(2)	—	—
Gains (losses) relating to assets still held at year-end	—	—	—	—	8	20	—	28

Balance at December 31, 2010	—	1	3	—	161	182	3	350
Net acquisitions (dispositions)	96	795	453	185	30	318	(3)	1,874
Actual return on plan assets:
(Losses) gains relating to assets sold during the year	(12)	197	13	3	(1)	9	—	209
(Losses) gains relating to assets still held at year-end	(5)	(202)	(8)	—	(7)	26	—	(196)

Balance at December 31, 2011	$79	791	461	188	183	535	—	2,237

        The table below presents a rollforward of the post-retirement plan assets valued using Level 3 inputs:

	Post-Retirement Plan Assets Valued Using Level 3 Inputs
	Private Equity	Private Debt	Real Estate	Total
	(Dollars in millions)
Balance at December 31, 2010	$—	—	—	—
Net acquisitions	55	8	24	87
Actual return on plan assets:
Gains relating to assets sold during the year	33	1	—	34
(Losses) gains relating to assets still held at year-end	(28)	(1)	2	(27)

Balance at December 31, 2011	$60	8	26	94

        Certain gains and losses are allocated between assets sold during the year and assets still held at year-end based on transactions and changes in valuations that occurred during the year. These allocations also impact our calculation of net acquisitions and dispositions.

        At December 31, 2011, the investment program produced actual gains on pension and post-retirement plan assets of $483 million as compared to the expected returns of $750 million for a difference of $267 million. As of December 31, 2010, the investment program produced actual gains on pension and post-retirement plan assets of $489 million as compared to the expected returns of $287 million for a difference of $202 million. The short-term annual returns on plan assets will almost always be different from the expected long-term returns and the plans could experience net gains or losses, due primarily to the volatility occurring in the financial markets during any given year.

Unfunded Status

        The following table presents the unfunded status of the pensions and post-retirement benefit plans:

	Pension Plans		Post-Retirement Benefit Plans
	Years Ended December 31,		Years Ended December 31,
	2011	2010	2011	2010
	(Dollars in millions)
Benefit obligation	$(13,596)	(4,534)	(3,930)	(558)
Fair value of plan assets	11,814	3,732	693	54

Unfunded status	$(1,782)	(802)	(3,237)	(504)

Current portion of unfunded status	$—	—	(164)	—
Non-current portion of unfunded status	$(1,782)	(802)	(3,073)	(504)

        The current portion of our post-retirement benefit obligations is recorded on our consolidated balance sheets in accrued expenses and other current liabilities—other.

Accumulated Other Comprehensive (Loss) Income—Recognition and Deferrals

        The following tables present cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2010, items recognized as a component of net periodic benefits expense, additional items deferred during 2011 and cumulative items not recognized as a component of net periodic benefits expense as of December 31, 2011. The items not recognized as a component of net periodic benefits expense have been recorded on our consolidated balance sheets in accumulated other comprehensive loss:

	As of and for the Years Ended December 31,
	2010	Recognition of Net Periodic Benefits Expense	Deferrals	Net Change in AOCI	2011
	(Dollars in millions)
Accumulated other comprehensive (loss) income:
Pension plans:
Net actuarial (loss) gain	$(188)	13	(1,160)	(1,147)	(1,335)
Prior service (cost) benefit	(19)	2	(12)	(10)	(29)
Deferred income tax benefit (expense)	80	(5)	451	446	526

Total pension plans	(127)	10	(721)	(711)	(838)

Post-retirement benefit plans:
Net actuarial (loss) gain	(31)	—	(190)	(190)	(221)
Prior service benefit (cost)	12	(2)	(31)	(33)	(21)
Deferred income tax benefit (expense)	7	—	85	85	92

Total post-retirement benefit plans	(12)	(2)	(136)	(138)	(150)

Total accumulated other comprehensive (loss) income	$(139)	8	(857)	(849)	(988)

        The following table presents estimated items to be recognized in 2012 as a component of net periodic benefit expense of the pension, non-qualified pension and post-retirement benefit plans:

	Pension Plans	Post-Retirement Plans
	(Dollars in millions)
Estimated recognition of net periodic benefit expense in 2012:
Net actuarial (loss)	$(30)	—
Prior service (cost)	(3)	—
Deferred income tax benefit	12	—

Estimated net periodic benefit expense to be recorded in 2012 as a component of other comprehensive income (loss)	$(21)	—

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        We sponsor post-retirement health care plans with several benefit options that provide prescription drug benefits that we deem actuarially equivalent to or exceeding Medicare Part D. We recognize the impact of the federal subsidy received under the Medicare Prescription Drug, Improvement and Modernization Act of 2003 in the calculation of our post-retirement benefit obligation and net periodic post-retirement benefit expense.

Other Benefit Plans

  Health Care and Life Insurance

        We provide health care and life insurance benefits to essentially all of our active employees. We are largely self-funded for the cost of the health care plan. Our health care benefit expenses for current employees were $377 million, $190 million and $67 million for the years ended December 31, 2011, 2010 and 2009, respectively. Union-represented employee benefits are based on negotiated collective bargaining agreements. Employees are required to partially fund the health care benefits provided by us, in addition to paying their own out-of-pocket costs. Participating non-represented employees contributed $62 million, $30 million and $9 million December 31, 2011, 2010 and 2009, respectively. Participating union-represented employees contributed $28 million, $17 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively. Our group life insurance plans are fully insured and the premiums are paid by us.

  401(k) Plan

        We sponsor a qualified defined contribution benefit plan covering substantially all of our employees. Under this plan, employees may contribute a percentage of their annual compensation to the plan up to certain maximums, as defined by the plan and by the Internal Revenue Service ("IRS"). Currently, we match a percentage of employee contributions in cash. At December 31, 2011 and December 31, 2010, the assets of the plan included approximately 9 million and 4 million shares of our common stock, respectively, as a result of the combination of previous employer match and participant directed contributions. We recognized expenses related to this plan of $70 million, $17 million and $14 million for the years ended December 31, 2011, 2010 and 2009, respectively.

  Deferred Compensation Plans

        We sponsored non-qualified unfunded deferred compensation plans for various groups that included certain of our current and former highly compensated employees. Participants in these plans could, at their discretion, invest their deferred compensation in various investment choices including our common stock. The value of assets and liabilities related to these plans was not significant.

(9)   Share-based Compensation

        We maintain programs that allow our Board of Directors (through its Compensation Committee or our Chief Executive Officer as its delegate) to grant incentives to certain employees and our outside directors in any one or a combination of several forms, including incentive and non-qualified stock options; stock appreciation rights; restricted stock awards; restricted stock units and market and performance shares. Stock options generally expire ten years from the date of grant. We also offer an ESPP which allows eligible employees to purchase our common stock at a 15% discount based on the lower of the beginning or ending stock price during recurring six month offering periods.

Acquisitions

        Upon the July 15, 2011, closing of our acquisition of Savvis, and pursuant to the terms of the acquisition agreement, we assumed certain obligations under Savvis' share-based compensation arrangements. Specifically:

  •
  all Savvis stock options outstanding immediately prior to the acquisition were vested in full and were converted into 2,420,532 fully vested CenturyLink stock options, and

  •
  all non-vested Savvis restricted stock units outstanding immediately prior to the acquisition converted into an aggregate 1,080,070 non-vested CenturyLink awards.

        We estimate the aggregate fair value of the assumed Savvis share-based compensation arrangements was $123 million, of which $98 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $38.54 closing price of our common stock on July 14, 2011. The remaining $25 million of the aggregate fair value of the assumed Savvis awards was attributable to post-acquisition services and is being recognized as compensation expense, net of estimated forfeitures, over the remaining 1.5 year vesting period.

        Upon the April 1, 2011, closing of our acquisition of Qwest, pursuant to the terms of the acquisition agreement, we assumed certain obligations under Qwest's pre-existing share-based compensation arrangements. Specifically:

  •
  all Qwest non-qualified stock options outstanding immediately prior to the acquisition converted into an aggregate of 7,198,331 CenturyLink non-qualified stock options (including 5,562,198 fully vested options),

  •
  all non-vested shares of Qwest restricted stock outstanding immediately prior to the acquisition converted into an aggregate of 780,455 non-vested shares of CenturyLink restricted stock, and

  •
  all Qwest market-based awards outstanding immediately prior to the acquisition vested in full and were paid out by us through the issuance of an aggregate of 563,269 shares of CenturyLink common stock in April 2011.

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

        Upon the July 1, 2009, closing of our acquisition of Embarq, pursuant to the terms of the acquisition agreement, we assumed certain obligations under Embarq pre-existing share-based compensation arrangements. Specifically:

  •
  all Embarq stock options outstanding immediately prior to the acquisition were vested in full and were converted into 7.2 million fully vested CenturyLink stock options, and

  •
  all non-vested Embarq restricted stock units outstanding immediately prior to the acquisition converted into an aggregate 2.4 million non-vested CenturyLink awards.

        The aggregate fair value of the assumed Embarq awards was $99 million, of which $50 million was attributable to services performed prior to the acquisition date and was included in the cost of the acquisition. The fair value of CenturyLink shares was determined based on the $30.70 closing price of our common stock on June 30, 2009. We determined the fair value of Embarq's non-qualified stock options, using the Black-Scholes option-pricing model, reflecting a risk-free interest rate ranging from 0.5% to 2.6% (depending on the expected life of the option), an expected dividend yield of 9.12%, an expected term ranging from 0.3 to 6.0 years (depending on the option's remaining contractual term and exercise price and on historical experience), and expected volatility ranging from 27% to 50% (based on the expected term and historical experience). The remaining $49 million of the aggregate fair value of the assumed Embarq awards was attributable to post-acquisition period and was included in the cost of the acquisition, which is being recognized as compensation expense, net of estimated forfeitures, over the remaining vesting periods.

Stock Options

        The following table summarizes activity involving stock option awards for the year ended December 31, 2011:

	Number of Options	Weighted- Average Exercise Price
	(in thousands)
Outstanding at December 31, 2010	5,040	$39.06
Assumed in Savvis acquisition	2,421	$14.29
Assumed in Qwest acquisition	7,198	$34.50
Exercised	(3,072)	$23.59
Forfeited/Expired	(1,198)	$68.43

Outstanding at December 31, 2011	10,389	$31.05

Exercisable at December 31, 2011	9,321	$29.56

        The aggregate intrinsic value of our options outstanding and exercisable at December 31, 2011 was $87 million and $77 million, respectively. The weighted average remaining contractual term for such options was 4.9 years and 4.5 years, respectively.

        During 2011, we received net cash proceeds of $72 million in connection with our option exercises. The tax benefit realized from these exercises was $19 million. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $47 million, $28 million and $6 million, respectively.

Restricted Stock

        For awards that contain only service conditions for vesting, we calculate its fair value based on the closing stock price on the date of grant. For restricted stock units that contain market and performance conditions, the award fair value is calculated through Monte-Carlo simulations.

        During the second and third quarter of 2011, we granted approximately 624,000 shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 474,000 contained only service conditions and will vest on a straight-line basis on May 31, 2012, 2013 and 2014. The remaining awards contain market conditions and will vest on May 31, 2014. These shares represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return for 2011, 2012 and 2013 in relation to that of the S&P 500 Index.

        In addition to these awards, during 2011 we granted approximately 689,000 shares of restricted stock awards to certain other key employees and our outside directors as part of our equity compensation and retention programs. These awards require only service conditions for vesting.

        During the first quarter of 2010, we granted approximately 397,000 shares of restricted stock to certain executive-level employees as part of our long-term incentive program, of which approximately 198,000 contained only service conditions and will vest on a straight-line basis in March 15, 2011, 2012 and 2013. The remaining awards contain service and market conditions. One half of these awards will vest on March 15, 2012 based on our two-year total shareholder return for 2010 and 2011 as measured against the total shareholder return of the companies comprising the S&P 500 Index. The other half will vest on March 15, 2013 based on our three-year total shareholder return for 2010, 2011 and 2012 as measured against the total shareholder return of the companies comprising the S&P 500 Index. These shares represent only the target for the award as each recipient has the opportunity to ultimately receive between 0% and 200% of the target restricted stock award depending on our total shareholder return in relation to that of the S&P 500 Index.

        In addition to these awards, during 2010 we granted approximately 600,000 shares of restricted stock awards to certain other key employees and our outside directors as part of our equity compensation and retention programs. These awards require only service conditions for vesting.

        In anticipation of our acquisition of Qwest, during the third quarter of 2010, we granted 407,000 shares of restricted stock to certain executive officers and other key employees as part of a retention program. The shares of restricted stock contain only service conditions and will vest in equal installments on the first, second and third anniversaries of the April 1, 2011 closing date of the acquisition. As this retention program was contingent upon the consummation of the Qwest acquisition, we did not begin expensing these awards until the closing of the acquisition on April 1, 2011.

        The following table summarizes activity involving restricted stock and restricted stock unit awards for the year ended December 31, 2011:

	Number of Shares	Weighted- Average Grant Date Fair Value
	(in thousands)
Non-vested at December 31, 2010	2,892	$33.69
Granted	1,313	$36.15
Assumed in Savvis acquisition	1,080	$38.54
Assumed in Qwest acquisition	780	$41.55
Vested	(1,780)	$34.58
Forfeited	(77)	$33.99

Non-vested at December 31, 2011	4,208	$36.78

        During 2010, we granted 1.4 million shares of restricted stock at a weighted-average price of $36.56. During 2009, we granted 820,000 shares of restricted stock at a weighted-average price of $27.34, excluding the 2.4 million shares issued in connection with our acquisition of Embarq. The total fair value of restricted stock that vested during 2011, 2010 and 2009 was $72 million, $48 million and $45 million, respectively.

Compensation Expense and Tax Benefit

        We recognize compensation expense related to our share-based awards with graded vesting that only have a service condition on a straight-line basis over the requisite service period for the entire award. Total compensation expense for all share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $65 million, $38 million and $55 million, respectively. These amounts included $12 million in compensation expense recognized in 2011 and $21 million in 2009 for the acceleration of certain awards resulting from the consummation of the Qwest and Embarq acquisitions. Our tax benefit recognized in the income statements for our share-based payment arrangements for the years ended December 31, 2011, 2010 and 2009 was $25 million, $14 million and $21 million, respectively. At December 31, 2011, there was $96 million of total unrecognized compensation expense related to our share-based payment arrangements, which we expect to recognize over a weighted-average period of 1.79 years.

(10) Earnings Per Common Share

        Basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 were calculated as follows:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions, except per share amounts, shares in thousands)
Income (Numerator):
Net income before extraordinary item	$573	948	511
Extraordinary item, net of income tax expense	—	—	136

Net income	573	948	647
Earnings applicable to non-vested restricted stock	(2)	(6)	(4)

Net income applicable to common stock for computing basic earnings per common share	571	942	643

Net income as adjusted for purposes of computing diluted earnings per common share	$571	942	643

Shares (Denominator):
Weighted average number of shares:
Outstanding during period	534,320	301,428	199,177
Non-vested restricted stock	(2,209)	(1,756)	(1,387)
Non-vested restricted stock units	669	947	1,023

Weighted average shares outstanding for computing basic earnings per common share	532,780	300,619	198,813
Incremental common shares attributable to dilutive securities:
Shares issuable under convertible securities	13	13	13
Shares issuable under incentive compensation plans	1,328	665	231

Number of shares as adjusted for purposes of computing diluted earnings per common share	534,121	301,297	199,057

Basic earnings per common share:
Before extraordinary item	$1.07	3.13	2.55
Extraordinary item	—	—	.68

Basic earnings per common share	$1.07	3.13	3.23

Diluted earnings per common share:
Before extraordinary item	$1.07	3.13	2.55
Extraordinary item	—	—	.68

Diluted earnings per common share	$1.07	3.13	3.23

        Our calculations of diluted earnings per common share exclude shares of common stock that are issuable upon exercise of stock options when the exercise price is greater than the average market price of our common stock during the period. Such potentially issuable shares totaled 2.4 million, 2.9 million and 4.1 million for 2011, 2010 and 2009, respectively.

(11) Fair Value Disclosure

        Our financial instruments consist of cash and cash equivalents, accounts receivable, investments, accounts payable and long-term debt, excluding capital lease obligations. The carrying amounts of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values.

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

        We determined the fair values of our long-term notes, including the current portion, based on quoted market prices where available or, if not available, based on discounted future cash flows using current market interest rates

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

        The following table presents the carrying amounts and estimated fair values of our investment securities, which are reported in noncurrent other assets, and long-term debt, excluding capital lease obligations, as well as the input levels used to determine the fair values:

		December 31, 2011		December 31, 2010
	Input Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in millions)
Assets—Investments securities	3	$73	73	—	—
Liabilities—Long-term debt excluding capital lease obligations	2	$21,124	22,052	7,328	8,007

        In connection with the acquisition of Qwest on April 1, 2011, we acquired auction rate securities maturing in 2033 to 2036 that are not actively traded in liquid markets. We have designated these securities as available for sale and, accordingly, we report them on our balance sheet under our "goodwill and other assets—other" line item at fair value on a recurring basis. We estimated the fair value of these securities at December 31, 2011 using a probability-weighted cash flow model that considers the coupon rate for the securities, probabilities of default and liquidation prior to maturity, and a discount rate commensurate with the creditworthiness of the issuer. These securities have a cost basis of $79 million.

(12) Income Taxes

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Income tax expense was as follows:
Federal
Current	$(49)	384	158
Deferred	401	145	210

State
Current	25	67	3
Deferred	(6)	(13)	12

Foreign
Current	4	—	—
Deferred	—	—	—

Total income tax expense	$375	583	383

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Income tax expense was allocated as follows:
Income tax expense in the consolidated statements of income:
Attributable to income before extraordinary item	$375	583	302
Attributable to extraordinary item	—	—	81

Stockholders' equity:
Compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	(13)	(12)	(4)
Tax effect of the change in accumulated other comprehensive loss	(535)	(34)	29

        The following is a reconciliation from the statutory federal income tax rate to our effective income tax rate:

	Years Ended December 31,
	2011	2010	2009
	(Percentage of pre-tax income)
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3%	1.9%	2.0%
Change in tax treatment of Medicare subsidy	—	0.3%	—
Nondeductible acquisition related costs	0.9%	0.2%	0.7%
Nondeductible compensation pursuant to executive compensation limitations	0.4%	0.2%	0.9%
Recognition of previously unrecognized tax benefits	—	—	(1.5)%
Foreign income taxes	0.4%	—	—
Foreign valuation allowance	0.8%	—	—
Other, net	0.8%	0.5%	0.1%

Effective income tax rate	39.6%	38.1%	37.2%

        Included in income tax expense for the years ended December 31, 2011, 2010 and 2009 is $24 million, $4 million and $7 million, respectively, which related to a portion of our transaction costs associated with our recent acquisitions. The 2011 and 2010 transaction costs were primarily related to the acquisition of Qwest. The 2009 transaction costs were related to the acquisition of Embarq. These costs are considered non-deductible for income tax purposes.

        In 2011, our effective tax rate decreased due to a $16 million reduction to our net deferred tax asset valuation allowance associated with state operating loss carryforwards. We also recorded an additional valuation allowance of $8 million on deferred tax assets that require future income of a special character to realize the benefits. Because we are not currently forecasting income of an appropriate character for these benefits to be realized, we will continue to maintain a valuation allowance equal to the amount we do not believe is more likely than not to be realized.

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Deferred tax assets
Post-retirement and pension benefit costs	$2,052	510
Net operating loss carryforwards	2,492	75
Other employee benefits	118	45
Other	836	116

Gross deferred tax assets	5,498	746
Less valuation allowance	(276)	(43)

Net deferred tax assets	5,222	703

Deferred tax liabilities
Property, plant and equipment, primarily due to depreciation differences	(3,641)	(1,762)
Goodwill and other intangible assets	(4,215)	(1,159)
Other	(163)	(70)

Gross deferred tax liabilities	(8,019)	(2,991)

Net deferred tax liability	$(2,797)	(2,288)

        Of the $2.797 billion and $2.288 billion net deferred tax liability at December 31, 2011 and 2010, respectively, $3.823 billion and $2.369 billion is reflected as a long-term liability and $1.026 billion and $81 million is reflected as a net current deferred tax asset.

        In connection with our acquisitions of Savvis on July 15, 2011 and Qwest on April 1, 2011, we recognized net noncurrent deferred tax liabilities of approximately $320 million and $595 million, respectively, which reflects the expected future tax effects of certain differences between the financial reporting carrying amounts and tax bases of Savvis' and Qwest's assets and liabilities. In addition, due to the Qwest acquisition, we recognized a net current deferred tax asset of $271 million, which relates primarily to certain accrued liabilities that are expected to result in future tax deductions. These primary differences involve Qwest's pension and other post-retirement benefit obligations as well as tax effects for acquired intangible assets, property, plant and equipment and long-term debt, including the effects of acquisition date valuation adjustments, for both entities. The net deferred tax liability is partially offset by a deferred tax asset for expected future tax deductions relating to Savvis' and Qwest's net operating loss carryforwards.

        At December 31, 2011, we had NOLs of $6.2 billion. If unused, the NOLs will expire between 2015 and 2031; however, no significant amounts expire until 2020. At December 31, 2011, we had $72 million ($47 million net of federal income tax) of state investment tax credit carryforwards that will expire between 2012 and 2024 if not utilized. In addition, at December 31, 2011 we had $30 million of alternative minimum tax, or AMT, credits. Our acquisitions of Qwest and Savvis caused "ownership changes" within the meaning of Section 382 of the Internal Revenue Code. As a result, our ability to use these NOLs is subject to annual limits imposed by Section 382. Despite this, we expect to use substantially all of these NOLs as an offset against our future taxable income, although the timing of that use will depend upon our future earnings and future tax circumstances.

        We establish valuation allowances when necessary to reduce the deferred tax assets to amounts we expect to realize. At December 31, 2011, a valuation allowance of $276 million was established as it is more likely than not that this amount of net operating loss carryforwards will not be utilized prior to expiration.

        Based on our consideration of preliminary information, we recorded valuation allowances of $10 million and $231 million, respectively on the acquisition dates for the portion of the acquired net deferred tax assets that we do not believe is more likely than not to be realized. Our preliminary acquisition date assignment of deferred income taxes and the related valuation allowance are subject to adjustment as discussed in Note 2—Acquisitions.

        The activity of our gross unrecognized tax benefits (excluding both interest and any related federal benefit) during 2011 was as follows:

Unrecognized Tax Benefits
(Dollars in millions)
Unrecognized tax benefits at December 31, 2010	$311
Assumed in Qwest and Savvis acquisitions	206
Decrease due to the reversal of tax positions taken in a prior year	(13)
Decrease from the lapse of statute of limitations	(1)
Settlements	(392)

Unrecognized tax benefits at December 31, 2011	$111

        Upon the dismissal of our refund appeal in October 2011, we recorded a $242 million settlement related to the treatment of universal service fund receipts of certain subsidiaries acquired in our Embarq acquisition, effectively settling the issue for the 1990 through 1994 years. We are currently in the process of dismissing our (2004-2006) proceedings, due to an agreement in place with the IRS Chief Counsel's office. Dismissal of the Tax Court proceedings will result in an agreed tax deficiency amount for each period. Since the Tax Court proceedings involved years that Embarq was owned by Sprint, Sprint will receive the deficiency and the payment to the IRS will trigger a settlement obligation under the Tax Sharing agreement with Sprint. During 2011, Qwest also withdrew their claims associated with the treatment of universal services fund receipts resulting in a $141 million settlement decrease in our unrecognized tax benefits. Due to Qwest's NOL carryforward, the settlement of the position resulted in a reduction in our unrecognized tax benefit but no cash payment is required.

        If we were to prevail on all unrecognized tax benefits recorded on our balance sheet, we would recognize approximately $118 million (including interest and net of federal benefit), which would lower our effective tax rate.

        Our policy is to reflect interest expense associated with unrecognized tax benefits in income tax expense. We had accrued interest (presented before related tax benefits) of approximately $33 million and $12 million at December 31, 2011 and December 31, 2010, respectively.

        We file income tax returns, including returns for our subsidiaries, with federal, state and local jurisdictions. Our uncertain income tax positions are related to tax years that are currently under or remain subject to examination by the relevant taxing authorities.

        Beginning with our 2009 tax year, we are subject to annual examination by the IRS.

        In 2010, Qwest and its subsidiaries filed amended federal income tax returns for 2006-2007 to make protective claims with respect to items reserved in their audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit. Additionally, in 2009, Qwest and its subsidiaries filed amended federal income tax returns for 2002-2005 to make protective claims with respect to items reserved in their audit settlements and to correct items not addressed in prior audits. Those amended federal income tax returns are subject to adjustment in an IRS audit.

        Our open income tax years by major jurisdiction are as follows at December 31, 2011:

Jurisdiction	Open tax years
Federal	2008—current
State
Florida	2006—current
Louisiana	2008—current
Minnesota	1996—1999 and 2002—current
New York	2001—2006 and 2008—current
North Carolina	2006—current
Oregon	2002—current
Texas	2008—current
Other states	2005—current

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

        Based on our current assessment of various factors, including (i) the potential outcomes of these ongoing examinations, (ii) the expiration of statute of limitations for specific jurisdictions, (iii) the negotiated settlement of certain disputed issues, and (iv) the administrative practices of applicable taxing jurisdictions, it is reasonably possible that the related unrecognized tax benefits for uncertain tax positions previously taken may decrease by up to $9 million within the next 12 months. The actual amount of such decrease, if any, will depend on several future developments and events, many of which are outside our control.

(13) Segment Information

        For several years prior to 2011, we reported our operations as a single segment. However, after our acquisitions of Qwest on April 1, 2011 and Savvis on July 15, 2011, we have reorganized our business into the following operating segments:

  •
  Regional markets.  Consists generally of providing strategic and legacy products and services to residential consumers, small to medium-sized businesses and regional enterprise customers. Our strategic products and services offered to these customers include our private line, broadband, Multi-Protocol Label Switching ("MPLS"), hosting and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Business markets.  Consists generally of providing strategic and legacy products and services to enterprise and government customers. Our strategic products and services offered to these customers include our private line, broadband, MPLS, hosting and video services. Our legacy services offered to these customers include local and long-distance service;

  •
  Wholesale markets.  Consists generally of providing strategic and legacy products and services to other communications providers. Our strategic products and services offered to these customers are mainly private line (including special access) and MPLS. Our legacy services offered to these customers include unbundled network elements ("UNEs") which allow our wholesale customers the use our network or a combination of our network and their own networks to provide voice and data services to their customers, long-distance and switched access services; and

  •
  Savvis operations.  Currently consists of the entire centrally-managed operations of our Savvis subsidiaries, which provides hosting and network services primarily to business customers when provided by Legacy Savvis. Some of these services are the same as those provided through our business markets segment. In the future, we may reclassify the revenues and expenses associated with those business markets services as part of our Savvis operations segment. However, until we are able to further integrate Legacy Savvis, we will continue to classify those services as part of the business markets segment.

        We may make further changes to our segment reporting as we continue to integrate the operations of Legacy Qwest and Legacy Savvis.

        In addition, we have revised the way we categorize our products and services and report our related revenues. These products and services are now described as follows:

  •
  Strategic services, which include primarily private line (including special access), broadband, hosting (including cloud hosting and managed hosting), colocation, multi protocol line switching ("MPLS") (which is a data networking technology that can deliver the quality of service required to support real-time voice and video), video (including DIRECTV), voice over Internet Protocol ("VoIP") and Verizon Wireless services;

  •
  Legacy services, which include primarily local, long-distance, switched access, public access, integrated services digital network ("ISDN") (which uses regular telephone lines to support voice, video and data applications), and traditional wide area network ("WAN") services (which allows a local communications network to link to networks in remote locations);

  •
  Data integration, which is telecommunications equipment we sell that is located on customers' premises and related professional services, such as network management, installation and maintenance of data equipment and building of proprietary fiber-optic broadband networks for our government and business customer; and

  •
  Other revenues, which consists primarily of USF revenue and surcharges.

        We have revised our prior period revenue classifications to conform to our current categories.

        Previously, we had categorized our products and services related to revenue as voice, data and network access. These products and services were described as follows:

  •
  Voice.  We offered local calling services to residential and business customers within our local service area, generally for a fixed monthly charge. We offered a number of enhanced voice services (such as call forwarding, caller identification, conference calling, voicemail, selective call ringing and call waiting) to our local exchange customers for an additional monthly fee. We also offered long-distance services to our customers based on either usage or pursuant to flat-rate calling plans.

  •
  Data.  We derived our data revenues primarily from monthly recurring charges for providing broadband access services, data transmission services over special circuits and private lines and switched digital television services. Our special access data service consisted of providing dedicated circuits connecting other carriers' networks to their customers' locations, wireless carriers' cell towers to mobile switching centers, or business customers to our network. Although the traffic handled through special access facilities may have included voice as well as data, we reported revenues associated with special access as data revenues.

  •
  Network Access.  We derived our network access revenues primarily from providing wholesale services to various carriers and customers in connection with the use of our facilities to originate and terminate their interstate and intrastate voice transmissions. This revenue also included charges for receiving universal support funds, receiving reciprocal compensation from CLECs and wireless service providers for terminating their calls on our networks and offering certain network facilities and related services to CLECs. Our revenues for switched access services depended primarily on the level of call volumes.

  •
  Other.  We derived our other revenues principally by providing fiber transport, security monitoring services, leasing, selling, installing and maintaining customer premise telecommunications equipment and wiring and providing payphone services.

        In connection with the recent reorganization of our segments, we also revised the way we categorize our segment revenues and expenses. Our segment revenues include all revenues from our strategic services, legacy services and data integration as described in more detail above. We report our segment expenses for regional markets, business markets and wholesale markets as follows:

  •
  Direct expenses, which primarily are specific, incremental expenses incurred as a direct result of providing services and products to segment customers, along with selling, general and administrative expenses that are directly associated with specific segment customers or activities; and

  •
  Allocated expenses, which are determined by applying activity-based costing and other methodologies to include network expenses, facilities expenses and other expenses such as fleet, product management, and real estate expenses.

        We do not assign depreciation and amortization expense to our segments, as the related assets and capital expenditures are centrally-managed. Other unassigned operating expenses consist primarily of expenses for centrally-managed administrative functions (such as finance, information technology, legal and human resources), severance expenses and restructuring expenses. Interest expense is also excluded from segment results because we manage our financing on a total company basis and have not allocated assets or debt to specific segments. In addition, other income (expense) does not relate to our segment operations and is therefore excluded from our segment results. Our segment results do not include any intersegment revenue or expenses. Our chief operating decision maker does not review assets and capital expenditures by segment, nor does he include the centrally-managed income and expenses noted above in the calculation of segment income.

        Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Strategic services	$6,254	2,049
Legacy services	7,680	4,288
Data integration	537	158
Other	880	547

Total operating revenues	$15,351	7,042

        Due to system limitations we have not reported our 2009 segment information using our current segments or our 2009 revenues using our current presentation of products and services, as we have deemed it impracticable to do so. Our operating revenues for our products and services consisted of the following categories for the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
	(Dollars in millions)
Voice	$3,138	2,168
Data	1,909	1,202
Network access	1,080	928
Other	915	676

Total operating revenues	$7,042	4,974

        Other operating revenues include revenue from universal support funds which allows us to recover a portion of our costs under federal and state cost recovery mechanisms and certain surcharges to our customers, including billings for our required contributions to several USF programs. These surcharge billings to our customers are reflected on a gross basis in our statements of operations (included in both operating revenues and expenses) and aggregated approximately $392 million, $115 million and $84 million for the years ended December 31, 2011, 2010 and 2009, respectively. We also generate other operating revenues from leasing and subleasing of space in our office buildings, warehouses and other properties. We centrally-manage the activities that generate these other operating revenues and consequently these revenues are not included in any of our four segments presented below.

        Segment information for the years ended December 31, 2011 and 2010 is summarized below:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Total segment revenues	$14,471	6,495
Total segment expenses	6,535	2,403

Total segment income	$7,936	4,092

Total margin percentage	55%	63%
Regional markets:
Revenues	$7,832	4,640
Expenses	3,398	1,783

Income	$4,434	2,857

Margin percentage	57%	62%
Business markets:
Revenues	$2,861	266
Expenses	1,736	120

Income	$1,125	146

Margin percentage	39%	55%
Wholesale markets:
Revenues	$3,295	1,589
Expenses	1,021	500

Income	$2,274	1,089

Margin percentage	69%	69%
Savvis operations:
Revenues	$483	—
Expenses	380	—

Income	$103	—

Margin percentage	21%	—

        The following table reconciles segment income to net income for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
	(Dollars in millions)
Total segment income	$7,936	4,092
Other operating revenues	880	547
Depreciation and amortization	(4,026)	(1,434)
Other unassigned operating expenses	(2,765)	(1,145)
Other income (expense), net	(1,077)	(529)
Income tax expense	(375)	(583)

Net income	$573	948

        We do not have any single customer that provides more than 10% of our total operating revenues. Substantially all of our revenues come from customers located in the United States.

(14) Discontinuance of Regulatory Accounting

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

        On July 1, 2009, we discontinued the accounting requirements of regulatory accounting upon the conversion of substantially all of our rate-of-return study areas to federal price cap regulation (based on the FCC's approval of our petition to convert our study areas to price cap regulation).

        Upon the discontinuance of regulatory accounting, we reversed previously established regulatory assets and liabilities. Depreciation rates of certain assets established by regulatory authorities for our telephone operations subject to regulatory accounting have historically included a component for removal costs in excess of the related salvage value. Notwithstanding the adoption of accounting guidance related to the accounting for asset retirement obligations, regulatory accounting required us to continue to reflect this accumulated liability for removal costs in excess of salvage value even though there was no legal obligation to remove the assets. Therefore, we did not adopt the asset retirement obligation provisions for our telephone operations that were subject to regulatory accounting. Upon the discontinuance of regulatory accounting, such accumulated liability for removal costs included in accumulated depreciation was removed and an asset retirement obligation was established. Upon the discontinuance of regulatory accounting, we were required to adjust the carrying amounts of property, plant and equipment only to the extent the assets were impaired, as judged in the same manner applicable to nonregulated enterprises. We did not record an impairment charge related to the carrying value of the property, plant and equipment of our regulated telephone operations as a result of the discontinuance of regulatory accounting.

        In the third quarter of 2009, upon the discontinuance of regulatory accounting, we recorded a non-cash extraordinary gain in our consolidated statements of income comprised of the following components:

Gain (loss)
(Dollars in millions)
Elimination of removal costs embedded in accumulated depreciation	$221
Establishment of asset retirement obligation	(2)
Elimination of other regulatory assets and liabilities	(2)

Net extraordinary gain before income tax expense	217
Income tax expense associated with extraordinary gain	(81)

Extraordinary gain attributable to CenturyLink, Inc.	$136

Basic earnings per common share of extraordinary gain	.68
Diluted earnings per common share of extraordinary gain	.68

        Upon the discontinuance of regulatory accounting, we revised the lives of our property, plant and equipment to reflect the economic estimated remaining useful lives of the assets. In general, the estimated remaining useful lives of our telephone property were lengthened as compared to the lives related to the depreciation rates used that were established by regulatory authorities.

        Upon the discontinuance of regulatory accounting, we eliminated certain intercompany transactions with regulated affiliates that previously were not eliminated under the application of regulatory accounting. This has caused our operating revenues and operating expenses to be lower by equivalent amounts beginning in the third quarter of 2009.

(15) Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in millions, except per share amounts)
2011
Operating revenues	$1,696	4,406	4,596	4,653	15,351
Operating income	464	480	548	533	2,025
Net income	211	115	138	109	573
Basic earnings per common share	.69	.19	.23	.18	1.07
Diluted earnings per common share	.69	.19	.23	.18	1.07
2010
Operating revenues	$1,800	1,772	1,748	1,722	7,042
Operating income	545	523	506	486	2,060
Net income	253	238	232	225	948
Basic earnings per common share	.84	.79	.76	.74	3.13
Diluted earnings per common share	.84	.79	.76	.74	3.13

        These results include Savvis operations for periods beginning July 15, 2011 and Qwest operations for periods beginning April 1, 2011 (See Note 2—Acquisitions).

(16) Commitments and Contingencies

        In this section, when we refer to a class action as "putative" it is because a class has been alleged, but not certified in that matter. Until and unless a class has been certified by the court, it has not been established that the named plaintiffs represent the class of plaintiffs they purport to represent.

        We have established accrued liabilities for the matters described below where losses are deemed probable and reasonably estimable.

Litigation Matters Relating to CenturyLink and Embarq

        In December 2009, subsidiaries of CenturyLink filed two lawsuits against subsidiaries of Sprint Nextel to recover terminating access charges for VoIP traffic owed under various interconnection agreements and tariffs which presently approximate $34 million. The lawsuits allege that Sprint Nextel has breached contracts, violated tariffs, and violated the Federal Communications Act by failing to pay these charges. One lawsuit, filed on behalf of all legacy Embarq operating entities, was tried in federal court in Virginia in August 2010 and, in March 2011, a ruling was issued in our favor and against Sprint Nextel. We currently expect Sprint Nextel to file an appeal of this decision. The other lawsuit, filed on behalf of all Legacy CenturyLink operating entities, is pending in federal court in Louisiana. In that case, in early 2011 the Court dismissed certain of CenturyLink's claims, referred other claims to the FCC, and stayed the litigation. We have not deferred revenue related to these matters as an adverse outcome is not probable based upon current circumstances.

        In William Douglas Fulghum, et al. v. Embarq Corporation, et al., filed on December 28, 2007 in the United States District Court for the District of Kansas, a group of retirees filed a putative class action lawsuit challenging the decision to make certain modifications in retiree benefits programs relating to life insurance, medical insurance and prescription drug benefits, generally effective January 1, 2006 and January 1, 2008 (which, at the time of the modifications, was expected to reduce estimated future expenses for the subject benefits by more than $300 million). Defendants include Embarq, certain of its benefit plans, its Employee Benefits Committee and the individual plan administrator of certain of its benefits plans. Additional defendants include Sprint Nextel and certain of its benefit plans. The Court certified a class on certain of plaintiffs' claims, but rejected class certification as to other claims. Embarq and other defendants continue to vigorously contest these claims and charges. On October 14, 2011, the Fulghum lawyers filed a new, related lawsuit, Abbott et al. v. Sprint Nextel et al. CenturyLink/Embarq is not named a defendant in the lawsuit. In Abbott, approximately 1,800 plaintiffs allege breach of fiduciary duty in connection with the changes in retiree benefits that also are at issue in the Fulghum case. The Abbott plaintiffs are all members of the class that was certified in Fulghum on claims for allegedly vested benefits (Counts I and III), and the Abbott claims are similar to the Fulghum breach of fiduciary duty claim (Count II), on which the Fulghum court denied class certification. We have not accrued a liability for these matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability.

        Over 60 years ago, one of our indirect subsidiaries, Centel Corporation, acquired entities that may have owned or operated seven former plant sites that produced "manufactured gas" under a process widely used through the mid-1900s. Centel has been a subsidiary of Embarq since being spun-off in 2006 from Sprint Nextel, which acquired Centel in 1993. None of these plant sites are currently owned or operated by either Sprint Nextel, Embarq or their subsidiaries. On three sites, Embarq and the current landowners are working with the Environmental Protection Agency ("EPA") pursuant to administrative consent orders. Remediation expenditures pursuant to the orders are not expected to be material. On five sites, including the three sites where the EPA is involved, Centel has entered into agreements with other potentially responsible parties to share remediation costs. Further, Sprint Nextel has agreed to indemnify Embarq for most of any eventual liability arising from all seven of these sites. Based upon current circumstances, we do not expect this issue to have a material adverse impact on our results of operations or financial condition. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

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

        On September 29, 2010, the trustees in the Dutch bankruptcy proceeding for KPNQwest, N.V. (of which Qwest was a major shareholder) filed a lawsuit in district court in Haarlem, the Netherlands, alleging tort and mismanagement claims under Dutch law. Qwest and Koninklijke KPN N.V. ("KPN") are defendants in this lawsuit along with a number of former KPNQwest supervisory board members and a former officer of KPNQwest, some of whom were formerly affiliated with Qwest. Plaintiffs allege, among other things, that defendants' actions were a cause of the bankruptcy of KPNQwest, and they seek damages for the bankruptcy deficit of KPNQwest, which is claimed to be approximately €4.200 billion (or approximately $5.4 billion based on the exchange rate on December 31, 2011), plus statutory interest. Two lawsuits asserting similar claims were previously filed against Qwest and others in federal courts in New Jersey in 2004 and Colorado in 2009; those courts dismissed the lawsuits without prejudice on the grounds that the claims should not be litigated in the United States.

        On September 13, 2006, Cargill Financial Markets, Plc and Citibank, N.A. filed a lawsuit in the District Court of Amsterdam, the Netherlands, against Qwest, KPN, KPN Telecom B.V., and other former officers, employees or supervisory board members of KPNQwest, some of whom were formerly affiliated with Qwest. The lawsuit alleges that defendants misrepresented KPNQwest's financial and business condition in connection with the origination of a credit facility and wrongfully allowed KPNQwest to borrow funds under that facility. Plaintiffs allege damages of approximately €219 million (or approximately $284 million based on the exchange rate on December 31, 2011).

        We have not accrued a liability for the above matters as it is premature to determine whether an accrual is warranted and, if so, a reasonable estimate of probable liability. We will continue to defend against the pending KPNQwest litigation matters vigorously.

        Several putative class actions relating to the installation of fiber-optic cable in certain rights-of-way were filed against Qwest on behalf of landowners on various dates and in various courts in Alabama, Arizona, California, Colorado, Delaware, Florida, Georgia, Illinois (where there is a federal and a state court case), Indiana, Iowa, Kansas, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, Oklahoma, Oregon, South Carolina, Tennessee, Texas, Utah, Virginia, and Washington. For the most part, the complaints challenge our right to install our fiber-optic cable in railroad rights-of-way. The complaints allege that the railroads own the right-of-way as an easement that did not include the right to permit us to install our fiber-optic cable in the right-of-way without the Plaintiffs' consent. Most of the actions purport to be brought on behalf of state-wide classes in the named Plaintiffs' respective states, although two of the currently pending actions purport to be brought on behalf of multi-state classes. Specifically, the Illinois state court action purports to be on behalf of landowners in Illinois, Iowa, Kentucky, Michigan, Minnesota, Nebraska, Ohio and Wisconsin, and the Indiana state court action purports to be on behalf of a national class of landowners. In general, the complaints seek damages on theories of trespass and unjust enrichment, as well as punitive damages. On July 18, 2008, a federal district court in Massachusetts entered an order preliminarily approving a settlement of all of the actions described above, except the action pending in Tennessee. On September 10, 2009, the court denied final approval of the settlement on grounds that it lacked subject matter jurisdiction. On December 9, 2009, the court issued a revised ruling that, among other things, denied a motion for approval as moot and dismissed the matter for lack of subject matter jurisdiction. The parties are now engaged in negotiating and finalizing settlements on a state-by-state basis, and have filed and received final approval of settlements in Alabama and Illinois federal court, and in Tennessee state court. Final approval also has been granted in federal court actions in Idaho and North Dakota, to which Qwest is not a party. We have accrued an amount that we believe is probable for these matters; however, the amount is not material to our financial statements.

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

Capital Leases

        We lease certain facilities and equipment under various capital lease arrangements. Depreciation of assets under capital leases is included in depreciation and amortization expense. Payments on capital leases are included in repayments of long-term debt, including current maturities in the consolidated statements of cash flows.

        The table below summarizes our capital lease activity:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in millions)
Assets acquired through capital leases	$696	—	—
Depreciation expense	89	—	—
Cash payments towards capital leases	76	—	—

	December 31, 2011	December 31, 2010
	(Dollars in millions)
Assets included in property, plant and equipment	$698	—
Accumulated depreciation	91	—

        The future minimum payments under capital leases as of December 31, 2011 are included in our consolidated balance sheet as follows:

Future Minimum Payments
(Dollars in millions)
Capital lease obligations:
2012	$147
2013	140
2014	121
2015	89
2016	53
2017 and thereafter	231

Total minimum payments	781
Less: amount representing interest and executory costs	(165)

Present value of minimum payments	616
Less: current portion	(112)

Long-term portion	$504

Operating Leases

        CenturyLink leases various equipment, office facilities, retail outlets, switching facilities, and other network sites. These leases, with few exceptions, provide for renewal options and escalations that are either fixed or based on the consumer price index. Any rent abatements, along with rent escalations, are included in the computation of rent expense calculated on a straight-line basis over the lease term. The lease term for most leases includes the initial non-cancelable term plus any term under renewal options that are reasonably assured. For the years ended December 31, 2011, 2010 and 2009, our gross rental expense was $401 million, $174 million and $107 million. We also received sublease rental income for the year ended December 31, 2011 of $17 million. We did not have any material sublease rental income for the years ended December 31, 2010 and 2009.

        At December 31, 2011, our future rental commitments for operating leases were as follows:

Future Minimum Payments
(Dollars in millions)
2012	$280
2013	244
2014	208
2015	178
2016	147
2017 and thereafter	928

Total future minimum payments(1)	$1,985

(1)
Minimum payments have not been reduced by minimum sublease rentals of $119 million due in the future under non-cancelable subleases.

Purchase Obligations

        We have several commitments primarily for marketing activities and support services from a variety of vendors to be used in the ordinary course of business totaling $706 million at December 31, 2011. Of this amount, we expect to purchase $268 million in 2012, $191 million in 2013 through 2014, $99 million in 2015 through 2016 and $148 million in 2017 and thereafter. These amounts do not represent our entire anticipated purchases in the future, but represent only those items for which we are contractually committed.

(17) Other Financial Information

  Other Current Assets

	December 31,
	2011	2010
	(Dollars in millions)
Prepaid expenses	$240	41
Other	150	33

Total other current assets	$390	74

(18) Labor Union Contracts

        Over 40% of our employees are members of various bargaining units represented by the Communications Workers of America and the International Brotherhood of Electrical Workers. We believe that relations with our employees continue to be generally good. Approximately 15,000 or 75%

of our union-represented employees are subject to collective bargaining agreements that expire throughout 2012.

(19) Dividends

        Our Board of Directors declared the following dividends payable in 2011 and 2010:

Date Declared	Record Date	Dividend Per Share	Total Amount	Payment Date
			(in millions)
November 15, 2011	December 6, 2011	.725	$449	December 16, 2011
August 23, 2011	September 6, 2011	.725	$449	September 16, 2011
May 18, 2011	June 6, 2011	.725	$436	June 16, 2011
January 24, 2011	February 18, 2011	.725	$222	February 25, 2011
November 9, 2010	December 7, 2010	.725	$220	December 20, 2010
August 24, 2010	September 7, 2010	.725	$220	September 20, 2010
May 21, 2010	June 8, 2010	.725	$220	June 21, 2010
February 25, 2010	March 9, 2010	.725	$219	March 22, 2010

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

        Our Chief Executive Officer, Glen F. Post, III, and our Chief Financial Officer, R. Stewart Ewing, Jr., have evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act") at December 31, 2011. Based on the evaluation, Messrs. Post and Ewing concluded that our disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed by us in the reports that we file under the Exchange Act is timely recorded, processed, summarized and reported and to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including Messrs. Post and Ewing, in a manner that allows timely decisions regarding required disclosure.

        We completed our acquisitions of Savvis on July 15, 2011, and Qwest on April 1, 2011. We have extended our oversight and monitoring processes that support our internal control over financial reporting to include the acquired operations. Except for these extensions, we did not make any changes to our internal control over financial reporting during 2011 that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 is incorporated by reference to the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated by reference to the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

        The following table provides information as of December 31, 2011 about our equity compensation plans under which Common Shares are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options and rights(1) (a)		Weighted- average exercise price of outstanding options and rights(2) (b)	Number of securities remaining available for future issuance under plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	2,113,862	(1)	$41.39	32,113,146	(3)
Equity compensation plans not approved by shareholders(4)	10,334,529	(5)	29.51	—

Totals	12,448,391		$31.05	32,113,146

(1)
The total includes 150,385 potentially issuable restricted stock units, which contain market provisions and have a maximum payout of 200%. This payout could be reduced to zero if specified total shareholder return targets as compared to the S&P 500 are not met over a specified period.

(2)
The total number of securities issued and outstanding includes restricted stock units, which do not have an exercise price. Consequently, these awards were excluded from the computation of weighted-average exercise price of outstanding options and rights.

(3)
This amount includes 3,423,780 shares remaining to be granted under our shareholder-approved employee stock purchase plan.

(4)
These amounts represent common shares to be issued upon exercise of options and restricted stock units outstanding under four equity plans: the Legacy Qwest Equity Incentive Plan, the Amended and Restated Savvis 2003 Incentive Compensation Plan, the Savvis 199 Stock Option Plan, and the 2008 Legacy Embarq Equity Incentive Plan (the "Legacy Plans"). Each of the Legacy Plans was assumed in connection with a merger. No additional equity awards will be granted under any of the Legacy Plans.

(5)
The total includes 179,138 potentially issuable restricted stock units, which contain market provisions and have a maximum payout of 200%. This payout could be reduced to zero if specified total shareholder return targets as compared to the S&P 500 are not met over a specified period.

        The balance of the information required by Item 12 is incorporated by reference to the Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        The information required by Item 13 is incorporated by reference to the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by Item 14 is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
2.2
Agreement and Plan of Merger, dated as of April 21, 2010, among CenturyLink, Inc., its subsidiary SB44 Acquisition Company, and Qwest Communications International Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by CenturyLink (File No. 001-07784) with the Securities and Exchange Commission on April 27, 2010).
2.3
Agreement and Plan of Merger, dated as of April 26, 2011, among CenturyLink, Inc., SAVVIS, Inc. and Mimi Acquisition Company (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on April 27, 2011).
3.1
Amended and Restated Articles of Incorporation of CenturyLink, Inc., as amended through May 21, 2010 (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).
3.2	Bylaws of CenturyLink, Inc., as amended and restated through November 4, 2010 (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).
4.2	Instruments relating to CenturyLink's Revolving Credit Facility.

a.
Four-Year Revolving Credit Facility, dated January 19, 2011, between CenturyLink, Inc. and the lenders named therein (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by CenturyLink, Inc. on January 24, 2011).
	b.	Form of related Guarantee Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed be CenturyLink, Inc. on January 24, 2011).
4.3	Instruments relating to indebtedness of Qwest Communications International, Inc. and its subsidiaries.
a.
Indenture, dated as of April 15, 1990, by and between the Mountain States Telephone and Telegraph Company and The First National Bank of Chicago (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-03040).
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
f.
Indenture, dated as of October 15, 1999, by and between Qwest Corporation and Bank One Trust Company, N.A., as trustee (incorporated by reference to Qwest Corporation's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-03040).

g.	First Supplemental Indenture, dated as of June 30, 2000, by and among U S WEST Capital Funding, Inc., U S WEST, Inc., Qwest Communications International Inc., and Bank One Trust Company, as trustee (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-15577).
h.	Officer's Certificate of Qwest Corporation, dated March 12, 2002 (including forms of 8 7/8% notes due March 15, 2012) (incorporated by reference to Qwest Corporation's Form S-4, File No. 333-115119).
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
bb.
Seventh Supplemental Indenture, dated June 8, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed on June 7, 2011, File No. 1-03040).
cc.
Eighth Supplemental Indenture, dated September 21, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Form 8-A filed on September 20, 2011, File No. 1-03040).
dd.
Ninth Supplemental Indenture, dated October 4, 2011, between Qwest Corporation and U.S. Bank National Association (incorporated by reference to Qwest Corporation's Current Report on Form 8-K filed on October 4, 2011, File No. 1-03040).
4.4	Instruments relating to indebtedness of Embarq Corporation.
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
4.5	Instruments relating to CenturyLink's public senior debt.
a.
Indenture dated as of March 31, 1994 between CenturyLink and Regions Bank (formerly First American Bank & Trust of Louisiana), as Trustee (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-3, Registration No. 33-52915).
	b.	Form of CenturyLink's 7.2% Senior Notes, Series D, due 2025 (incorporated by reference to Exhibit 4.27 to our Annual Report on Form 10-K for the year ended December 31, 1995).
	c.	Form of CenturyLink's 6.875% Debentures, Series G, due 2028, (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 1997).
	d.	Form of CenturyLink's 7.875% Senior Notes, Series L, due 2012 (incorporated by reference to Exhibit 4.2 of our Registration Statement on Form S-4, File No. 333-100480).
e.
Third Supplemental Indenture dated as of February 14, 2005 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5% Senior Notes, Series M, due 2015 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 15, 2005).
	f.	Form of 5% Senior Notes, Series M, due 2015 (included in Exhibit 4.5(e)).
g.
Fourth Supplemental Indenture dated as of March 26, 2007 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated March 29, 2007).
	h.	Form of 6.0% Senior Notes, Series N, due 2017 and 5.5% Senior Notes, Series O, due 2013 (included in Exhibit 4.5(g)).
i.
Fifth Supplemental Indenture dated as of September 21, 2009 between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 7.60% Senior Notes, Series P, due 2039 and 6.15% Senior Notes, Series Q, due 2019 (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated September 21, 2009).
	j.	Form of 7.60% Senior Notes, Series P, due 2019 and 6.15% Senior Notes, Series Q, due 2019 (included in Exhibit 4.5(i)).
k.
Sixth Supplemental Indenture, dated as of June 16, 2011, between CenturyLink and Regions Bank, as Trustee, designating and outlining the terms and conditions of CenturyLink's 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (incorporated by reference to our Current Report on Form 8-K filed on June 16, 2011).
	l.	Form of 5.15% Senior Notes, Series R, due 2017 and 6.45% Senior Notes, Series S, due 2021 (included in Exhibit 4.5(k).
10.1	Qualified Employee Benefit Plans of CenturyLink, Inc. (excluding several narrow-based qualified plans that cover union employees or other limited groups of employees).

a.	CenturyLink Dollars & Sense 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment and the Second Amendment thereto, each dated December 31, 2007 (incorporated by reference to Exhibit 10.1(a) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Sixth Amendment thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(a) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).
b.
CenturyLink Union 401(k) Plan and Trust, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by the First Amendment thereto dated May 29, 2007 (incorporated by reference to Exhibit 10.1(b) of the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by the Second Amendment thereto dated December 31, 2007 (incorporated by reference to Exhibit 10.1(b) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by the Third Amendment thereto dated November 20, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by the Fourth Amendment thereto dated June 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by the Fifth Amendment thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(b) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Sixth Amendment thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(b) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by the Seventh Amendment thereto, effective May 20, 2010 (incorporated by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by the Eighth Amendment thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(b) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).

	c.	CenturyLink Retirement Plan, as amended and restated through December 31, 2006 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2006 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on March 1, 2007), as amended by Amendment No. 1 thereto dated April 2, 2007 (incorporated by reference to Exhibit 10.1(c) of the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on May 7, 2008), as amended by Amendment No. 2 thereto dated as of December 31, 2007 (incorporated by reference to Exhibit 10.1(c) of the Annual Report on Form 10-K for the year ended December 31, 2007 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 29, 2008), as amended by Amendment No. 3 thereto dated October 24, 2008 (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on February 27, 2009), as amended by Amendment No. 4 dated June 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009), as amended by Amendment No. 5 thereto dated September 15, 2009 (incorporated by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by Amendment No. 6 thereto, dated December 30, 2009 (incorporated by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2009), as amended by Amendment No. 7 thereto, effective at various dates during 2010 (incorporated by reference to Exhibit 10.1(c) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2010) and as amended by Amendment No. 8 thereto, effective January 1, 2011 (incorporated by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).
10.2	Stock-based Incentive Plans and Agreements of CenturyLink, Inc.
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
(ii)
Form of Stock Option Agreement, pursuant to the 2000 Incentive Compensation Plan and dated as of February 25, 2002, entered into by CenturyLink and its officers (incorporated by reference to Exhibit 10.2(d) (ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).
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
(ii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 24, 2003, entered into by CenturyLink and its officers (incorporated by reference to Exhibit 10.2(f)(ii) of our Annual Report on Form 10-K for the year ended December 31, 2002).
(iii)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 25, 2004, entered into by CenturyLink and its officers (incorporated by reference to Exhibit 10.2(f)(iii) of our Annual Report on Form 10-K for the year ended December 31, 2003).
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
(vi)
Form of Stock Option Agreement, pursuant to foregoing plan and dated as of February 17, 2005, entered into by CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(e)(v) of our Annual Report on Form 10-K for the year ended December 31, 2004).
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
(viii)
Restricted Stock Agreement, pursuant to the foregoing plan and dated as of July 2, 2009, entered into between CenturyLink, Inc. and William A. Owens in payment of Mr. Owens' 2009 supplemental chairman's fees (incorporated by reference to Exhibit 10.2(e) to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2009).
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
(iv)
Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of February 21, 2006, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.2(g) (iv) of our Annual Report on Form 10-K for the year ended December 31, 2005).
(v)
Form of Stock Option Agreement, pursuant to the foregoing plan and dated as of February 26, 2007, entered into between CenturyLink and its executive officers (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).
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

(ii) Form of Restricted Stock Agreement, pursuant to the foregoing plan and dated as of May 21, 2010, entered into between CenturyLink and William A. Owens in payment of Mr. Owens' 2010 supplemental chairman's fees (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the period ended June 30, 2010).
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
		i.	CenturyLink 2011 Equity Incentive Plan (incorporated by reference to CenturyLink, Inc.'s Proxy Statement for its 2011 Annual Meeting of Shareholders, File No. 1-07784).
(i) Form of Restricted Stock Agreement for executive officers (incorporated by reference to Exhibit 10.2(a)(i) of our Quarterly Report on Form 10-Q for the period ended June 30, 2011).
(ii) Form of Restricted Stock Agreement for non-management directors (incorporated by reference to Exhibit 10.2(a)(ii) of our Quarterly Report on Form 10-Q for the period ended June 30, 2011).
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
10.4
Supplemental Dollars & Sense Plan, 2008 Restatement, effective January 1, 2008, (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2007) and amendment thereto dated October 24, 2008 (incorporated by reference to Exhibit 10.3(c) of our Annual Report on Form 10-K for the year ended December 31, 2008) and amendment thereto dated December 27, 2010 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).
10.5	*	Supplemental Defined Benefit Pension Plan, effective as of January 1, 2012, included herein.
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
10.11
Change of Control Agreement, effective January 1, 2011, by and between Glen F. Post, III and CenturyLink (incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).

10.12	Form of Change of Control Agreement, effective January 1, 2011 by and between CenturyLink and each of its other executive officers (incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010).
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
b.
Amendment 2008-1 to the Employment Agreement between Embarq Corporation and Dennis G. Huber, dated December 22, 2008 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).
c.
Embarq Corporation 2006 Equity Incentive Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by CenturyLink, Inc. (File No. 001-07784) with the Securities and Exchange Commission on July 1, 2009).
d.
Form of 2007 Award Agreement for executive officers of Embarq Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on February 27, 2007).
e.
Form of 2008 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).
f.
Form of 2009 Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32732) with the Securities and Exchange Commission on March 5, 2009).
g.
Form of Stock Option Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on March 4, 2008).
h.
Amendment to Outstanding RSUs granted in 2007 and 2008 under the Embarq Corporation 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009).
i.
Form of 2006 Award Agreement between Embarq Corporation and Richard A. Gephardt (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on August 1, 2006), as amended by the amendment thereto dated June 26, 2009 (incorporated by reference to Exhibit 10.6 (m) to the Quarterly Report on Form 10-Q filed by CenturyLink, - Inc. for the period ended June 30, 2009).
j.
Amended and Restated Executive Severance Plan, including Form of Participation Agreement entered into between Embarq Corporation and William E. Cheek (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Embarq Corporation (File No. 001-32372) with the Securities and Exchange Commission on October 30, 2008).
k.**
Embarq Supplemental Executive Retirement Plan, as amended and restated as of January 1, 2009 (incorporated by reference to Exhibit 10.27 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed by Embarq Corporation (File No. 001-32372) on February 13, 2009) amendment thereto dated December 27, 2010 (incorporated by reference to Exhibit 10.14(o) to the Annual Report on Form 10-K filed by CenturyLink, Inc. for the year ended December 31, 2010) and second amendment thereto dated November 15, 2011, included herein.
10.15	Certain Material Agreements and Plans of Qwest Communications International Inc.

		a.	Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Proxy Statement for the 2007 Annual Meeting of Stockholders, File No. 1-15577).
b.
Forms of restricted stock, performance share and option agreements used under Equity Incentive Plan, as amended and restated (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on October 24, 2005, Annual Report on Form 10-K for the year ended December 31, 2005, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Annual Report on Form 10-K for the year ended December 31, 2006, Current Report on Form 8-K filed on September 12, 2008, Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-15577).
c.**
Deferred Compensation Plan for Nonemployee Directors, as amended and restated, Amendment to Deferred Compensation Plan for Nonemployee Directors (incorporated by reference to Qwest Communications International Inc.'s Current Report on Form 8-K filed on December 16, 2005 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, File No. 1-15577) and Amendment No. 2011-1 to Deferred Compensation Plan for Nonemployee Directors, included herein.
		d.	Qwest Nonqualified Pension Plan (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009, File No. 1-15577).
e.
Severance Agreement, dated August 26, 2009, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-15577).
f.
Letter, dated September 4, 2009, from Qwest to Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 1-15577).
g.
Form of Amendment Agreement, dated as of December 20, 2010, by and between Qwest Communications International Inc. and Christopher K. Ancell (incorporated by reference to Qwest Communications International Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010, File No. 1-15577).
h.
Letter, dated September 9, 2010, between CenturyLink, Inc. and Christopher K. Ancell (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended June 30, 2011).
10.16		Certain Material Agreements and Plans of Savvis, Inc.
a.
SAVVIS, Inc. Amended and Restated 2003 Incentive Compensation Plan (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 0-29375) , as amended by Amendment No. 1 (incorporated by reference to SAVVIS, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 0-29375), Amendment No. 2 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 15, 2007, File No. 0-29375), Amendment No. 3 (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, File No. 0-29375), Amendment No. 4 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 22, 2009, File No. 0-29375) and Amendment No. 5 (incorporated by reference to SAVVIS, Inc.'s Current Report on Form 8-K filed on May 22, 2009, File No. 0-29375).
b.
Form agreements under Amended and Restated 2003 Incentive Compensation Plan applicable to awards held by James E. Ousley: Form of Non-Qualified Stock Option Agreement (incorporated by reference to Savvis, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, File No. 0-29375); and Form of Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Savvis, Inc. (File No. 0-29375) with the Securities and Exchange Commission on August 23, 2005).
		c.	Form of Indemnification Agreement between Savvis, Inc. and James E. Ousley (incorporated by reference to SAVVIS, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.17
Amended and Restated Employment Agreement, Confidentiality, Severance and Non-Competition Agreement, dated as of September 2, 2011, by and among James E. Ousley, Savvis, Inc. and CenturyLink, Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by CenturyLink, Inc. for the period ended September 30, 2011).
10.18	*	Form of Restricted Stock Agreement, dated October 7, 2011, by and between CenturyLink, Inc. and James E. Ousley.

10.19	Employment Agreement, dated as of September 7, 2010 by and between CenturyLink, Inc. and Dennis G. Huber (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the period ended September 30, 2010).
12*	Ratio of Earnings to Fixed Charges.
21*	Subsidiaries of CenturyLink, Inc.
23*	Independent Registered Public Accounting Firm Consent.
31.1*	Certification of the Chief Executive Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer of CenturyLink, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of the Chief Executive Officer and Chief Financial Officer of CenturyLink, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
Financial statements from the Annual Report on Form 10-K of CenturyLink, Inc. for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

*
Exhibit filed herewith.

**
Portions of Exhibits 10.14(k) and 10.15(c) filed herewith.

Note:
Our Corporate Governance Guidelines and Charters of our Board of Director Committees are located on our website at www.centurylink.com.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CenturyLink, Inc.
Date: February 27, 2012	By: /s/ David D. Cole
David D. Cole
Senior Vice President, Controller and Operations Support (Chief Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Glen F. Post, III Glen F. Post, III	Chief Executive Officer, President and Director	February 27, 2012
/s/ William A. Owens William A. Owens	Chairman of the Board	February 27, 2012
/s/ R. Stewart Ewing, Jr. R. Stewart Ewing, Jr.	Executive Vice President, Chief Financial Officer and Assistant Secretary	February 27, 2012
/s/ David D. Cole David D. Cole	Senior Vice President, Controller and Operations Support	February 27, 2012
/s/ Charles L. Biggs Charles L. Biggs	Director	February 27, 2012
/s/ Virginia Boulet Virginia Boulet	Director	February 27, 2012
/s/ Peter C. Brown Peter C. Brown	Director	February 27, 2012
/s/ Richard A. Gephardt Richard A. Gephardt	Director	February 27, 2012

/s/ W. Bruce Hanks W. Bruce Hanks	Director	February 27, 2012
/s/ Gregory J. McCray Gregory J. McCray	Director	February 27, 2012
/s/ C. G. Melville, Jr. C. G. Melville, Jr.	Director	February 27, 2012
/s/ Edward A. Mueller Edward A. Mueller	Director	February 27, 2012
/s/ Fred R. Nichols Fred R. Nichols	Director	February 27, 2012
/s/ Harvey P. Perry Harvey P. Perry	Director	February 27, 2012
/s/ Michael J. Roberts Michael J. Roberts	Director	February 27, 2012
/s/ Laurie A. Siegel Laurie A. Siegel	Director	February 27, 2012
/s/ James A. Unruh James A. Unruh	Director	February 27, 2012
/s/ Joseph R. Zimmel Joseph R. Zimmel	Director	February 27, 2012